Form 10-K405
period 1995-03-31
INTERNATIONAL RECOVERY CORP
filed 1995-05-30
CIK 789460

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM                TO
                                  ----------------  ----------------------
                           COMMISSION FILE NUMBER 1-9533

                            INTERNATIONAL RECOVERY CORP.
                 (Exact name of registrant as specified in its charter)

            Florida                                        59-2459427
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

700 South Royal Poinciana Blvd., Suite 800,  Miami Springs, Florida 33166
     (Address of Principal Executive Offices)                     (Zip Code)

      Registrant's Telephone Number, including area code:  (305) 884-2001

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:                             Name of each exchange
                                                 on which registered:
Common Stock, par
value $.01 per share                             New York Stock Exchange
                                                 Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .
                                        ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $87,281,000 (computed by reference to the closing sale price as of May 15, 1995).

The registrant had 5,281,679 outstanding shares of common stock, par value $.01 per share, as of May 15, 1995.
                    Documents incorporated by reference:
Part III - Definitive Proxy Statement for the 1995 Annual Meeting of
Shareholders.

                       TABLE OF CONTENTS
                                                  Page


ITEM  1.    Business                               1
            General                                1
            History                                1
            Aviation Fuel Services                 2
            Marine Fuel Services                   3
            Oil Recycling                          4
            Potential Liability and Insurance      5
            Regulation                             6

ITEM  2.    Properties                             9

ITEM  3.    Legal Proceedings                      11

ITEM  4.    Submission of Matters to a Vote
            of Security Holders                    11

ITEM  5.    Market for Registrant's Common
            Equity and Related Stockholder
            Matters                                12

ITEM  6.    Selected Financial Data                13

ITEM  7.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations              16

            Results of Operations                  16
            Liquidity and
              Capital Resources                    21

ITEM  8.    Financial Statements and
            Supplementary Data                     24

ITEM  9.    Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                   24

ITEM 10.    Directors and Executive Officers
            of the Registrant                      25

ITEM 11.    Executive Compensation                 25

ITEM 12.    Security Ownership of Certain
            Beneficial Owners and Management       25

ITEM 13.    Certain Relationships and Related
            Transactions                           25

ITEM 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K      26





                                                   (i)

                             PART I
ITEM 1.  BUSINESS

General

         International Recovery Corp. (the "Company"), is involved in three principal businesses. The Company markets aviation and marine fuel and recycles used oil.

         In its aviation fueling business, the Company extends credit and provides single-supplier convenience, 24 hour service, and competitively-priced aviation fuel to cargo and passenger airlines, and to charter, corporate, and private aircraft. The Company sells aviation fuel to its customers at more than 1,100 airports located throughout the world.

         In its marine fueling business, the Company markets marine fuel to a broad base of customers covering all market segments, including major international container and tanker fleets, time charter operators, as well as military vessels. Fueling services include credit terms and are available 24 hours a day in over 1,000 ports, and in over 135 countries.

         In its oil recycling business, the Company collects used oil throughout the Southern and Mid-Atlantic United States from generators which include service stations, quick lube shops, automobile dealerships, and industrial, governmental, marine and utility generators. The Company recycles used oil into various fuel products and sells the recycled oil to industrial and commercial customers.

         Financial information with respect to the Company's business segments and foreign operations is provided in Note 8 in the accompanying financial statements.

History

         The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166, and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fueling business through four subsidiaries with principal offices in Florida, England, and Singapore; the Company conducts its marine fueling business through three subsidiaries with principal offices in New York, California, England and Singapore, and its oil recycling business is conducted through six subsidiaries with offices in Florida, Louisiana, Georgia, Maryland, and Delaware. See "Item 2 PROPERTIES" for a list of principal offices by business and "Exhibit 21
- - Subsidiaries of the Registrant".

         In December 1986, the Company entered the aviation fueling business with the acquisition of Advance Petroleum, Inc. now doing business as World Fuel Services of FL. In October 1989, the Company expanded its aviation fueling capabilities by acquiring JCo Energy
Partners, Ltd. and shortly thereafter renamed these operations
World Fuel Services, Inc.

         The Company formed a subsidiary, International Petroleum Corp. of Delaware which began operations in April 1993, upon the completion of its used oil and water recycling plant in Wilmington, Delaware.

         In August 1994, the Company began operations in Ecuador through a joint venture which enables the Company to provide point-to-point aviation fuel sales within Ecuador. See Note 7 in the accompanying financial statements for additional information.

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc., a New York corporation, and Trans-Tec Servicios, S.A., a Costa Rica corporation, and acquired all of the outstanding stock of Trans-Tec Services (UK), Ltd., a United Kingdom corporation ("UK"). The
UK company owns Trans-Tec Services (Singapore) PTE., Ltd. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 in the accompanying financial statements for additional information.

Aviation Fuel Services

         The Company markets aviation fuel to cargo and passenger airlines, and to aircraft operated by charters, corporations and private individuals. The Company has developed an extensive network which enables it to fuel customers at airports throughout the world.

         In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to smaller airlines and avoid doing business with smaller airlines directly. Consequently, most carriers either post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines' working capital. The Company recognizes that the extension of credit is a risk but also a significant area of opportunity. Accordingly, the Company extends unsecured credit to many of its customers.

         The Company purchases its aviation fuel from various suppliers worldwide. The Company's cost of fuel is generally tied to market-based formulas or is government controlled. Anticipating future market conditions, the Company may choose to enter into short term future commitments fixing the cost of its purchases. The Company monitors these positions daily and, when appropriate, unwinds the positions through end market sales to aviation customers or through trading activities. The Company is usually extended unsecured trade credit for its fuel purchases. However, certain suppliers require a letter of credit. The Company may pre-pay its fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

         Outside of the United States, the Company generally does not maintain fuel inventory and arranges to have the fuel delivered directly into the customer's aircraft. The Company maintains fuel inventory at various airports in Ecuador pursuant to a joint venture.

         In the United States, sales are made directly into a customer's aircraft or the customer's designated storage with fuel provided by the Company's suppliers or delivered from the Company's inventory. Inventory is held at multiple locations in the United States for competitive reasons and inventory levels are kept at an operating minimum.
The Company has arrangements with its suppliers and other third parties for the delivery of fuel.

         The primary risk in the Company's aviation fueling business is the extension of unsecured trade credit. The Company's success in attracting business has been due, in large part, to its willingness to extend credit on an unsecured basis to customers which exhibit a higher credit risk profile and would otherwise be required to pre-pay or post cash collaterized letters of credit with their suppliers of fuel. The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. Diversification of risk is difficult since the Company sells primarily within the airline industry. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

         The level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty days, and its credit history with the Company for existing customers. This period of time represents the average business cycle of the Company's typical customer. The Company regularly monitors its credit portfolio by reviewing a customer's payment patterns and estimated overall exposure, including estimated unbilled fuel sales. The Company considers its credit portfolio to be of acceptable quality and has established an allowance that in management's judgement is adequate to absorb potential credit problems inherent in the portfolio as of March 31, 1995.

         No single customer in this segment accounted for more than 10% of the Company's consolidated revenue in the three fiscal years ended March 31, 1995. The Company currently employs 35 persons in its aviation fuel services segment.

Marine Fuel Services

         The Company, through its Trans-Tec subsidiaries which were acquired effective January 1, 1995, markets marine fuel to a broad base of customers covering all market segments, including international container and tanker fleets, time charter operators, as well as military vessels. Fueling services are provided at over 1,000 ports and in over 135 countries.

         With strategic sales offices located in the United States, Singapore, England, Korea, and Greece, Trans-Tec affords its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24 hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

         As an increasing number of ship owners, time charter operators, and suppliers look to outsource their marine fuel purchasing and/or marketing needs, Trans-Tec's value added service has become an integral part of the oil and transportation industries' push to shed non-core functions. Suppliers use Trans-Tec's global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use Trans-Tec's real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

         In the majority of its transactions, Trans-Tec acts as a broker and as a source of market information for the user, negotiates the transaction by arranging the fuel purchase contract between the supplier and end user, and expedites the arrangements for the delivery of fuel.

         Trans-Tec also acts as a principal, or reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer. The Company holds no inventory and assumes no price risk; however, in most instances the Company extends unsecured trade credit.

         The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio. The level of credit is largely influenced by a customer's credit history with the Company, claims experience and payment patterns.

         No single customer in this segment accounted for more than 10% of the Company's consolidated revenue in the fiscal year ended March 31, 1995. The Company currently employs 48 persons in its marine fueling segment.

Oil Recycling

         The Company, through its International Petroleum Corporation subsidiaries ("IPC"), collects, blends, and recycles used oil and petroleum contaminated water. The Company's recycled oil products are sold to industrial and commercial customers.

         IPC collects only non-hazardous waste oil, waste water, and petroleum contaminated liquids from generators such as service stations, quick lube shops, automobile dealerships, and industrial, governmental, marine, and utility generators. The Company uses its own fleet of trucks to collect approximately 40 percent of its needs from generators within close proximity to its facilities. The balance is sourced from independent agents. Every shipment is analyzed on-site or at the Company's laboratories to determine its specifications and the treatment needed to convert the waste fluid into marketable fuel products.

         The Company has three recycling facilities. The facilities located in Plant City, Florida and Wilmington, Delaware utilize a closed-loop, two stage recycling process. The resulting recycled oil product is sold as is, or it may be blended to customer specification into various non-hazardous oil products. The Company's products range from commercial diesel fuel to #6 grade residual oil.

         The Company's third recycling facility, located in New Orleans, Louisiana, was opened in May 1994. This plant utilizes a batch recycling process. The Company also has collection and transfer facilities in Atlanta, Georgia and in Baltimore, Maryland, both of which have limited processing and blending capabilities.

         The used oil industry is highly fragmented and consists primarily of small scale operators that collect and resell used oil, many of which lack the necessary facilities to adequately test and recycle the oil. However, the industry also consists of a few large-scale operators that have the facilities to collect, re-refine, and market lubricating products.

         During the three fiscal years ended March 31, 1995, none of the Company's recycled fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 106 persons in the oil recycling segment.

Potential Liability and Insurance

         The Company, through the use of subcontractors and its own operations, transports, stores, or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators, and others who may be injured. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events.
The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials.

         The Company's activities subject it to the risks of significant potential liability under Federal and state statutes, common law, and contractual indemnification agreements. The Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

         In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including intoplane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance, the Company will be adversely affected.

         The Company has exited several environmental businesses which handled hazardous wastes. These wastes were transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current Federal and state laws and regulations. Due to the cost of insurance relative to potential exposure, tail coverages were not purchased for businesses exited. The Company is currently responsible to Federal and state environmental agencies for clean-up costs at a site formerly operated by its subsidiary, Resource Recovery of America, which has been sold by the Company.

         The Company continuously reviews the adequacy of its insurance coverages. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial position or results of operations. See "Item 3 - Legal Proceedings", appearing elsewhere in this report.

Regulation

         The Company's operations are subject to substantial regulation by Federal, state and local government agencies, including, but not limited to, regulations which restrict the transportation, storage and disposal of hazardous waste and the collection, transportation, processing, storage, use and disposal of waste oil.

         The principal U.S. Federal statutes affecting the business of the Company and the markets it serves are as follows:

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA") establishes a program for Federally directed response or remedial actions with respect to the uncontrolled discharge of hazardous substances, pollutants or contaminants, including waste oil, into the environment. The law authorizes the Federal government either to seek a binding order directing responsible parties to undertake such actions or authorizes the Federal government to undertake such actions and then to seek compensation for the cost of clean-up and other damages from potentially responsible parties. Congress established a Federally-managed trust fund, commonly known as the Superfund, to fund response and remedial actions undertaken by the Federal government. The trust fund is used to fund Federally conducted actions when no financially able or willing responsible party has been found.

         The Superfund Amendments and Reauthorization Act of 1986 ("SARA") adopted more detailed and stringent standards for remedial action at Superfund sites, and clarified provisions requiring damage assessments to determine the extent and monetary value of injury to natural resources. SARA also provides a separate funding mechanism for the clean-up of underground storage tanks.

         The Resource Conservation and Recovery Act of 1976 ("RCRA") established a comprehensive regulatory framework for the management of hazardous waste at active facilities, complementing the Superfund program which addresses inactive and abandoned waste sites. RCRA sets up a "cradle-to-grave" system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires new and existing facilities to obtain permits for construction, operation and closure and requires 30 years of post-closure care and monitoring. RCRA was amended in 1984 to increase the scope of RCRA regulation of small quantity waste generators and waste oil handlers and recyclers; require corrective action at hazardous waste facilities (including remediation at certain previously closed solid waste management units); phase in restrictions on land disposal of hazardous waste; and require the identification and regulation of underground storage tanks containing petroleum and certain chemicals.

         On November 29, 1985, the Environmental Protection Agency ("EPA") issued final regulations under RCRA which restrict the burning of waste oil. These regulations prohibit burning waste oil in non-industrial boilers unless the oil meets certain standards for levels of lead, arsenic, chromium, chlorine, cadmium, and flashpoint. The regulations do not restrict the burning of waste oil in industrial boilers and furnaces. These regulations have not had a significant impact on the Company's business because the Company does not presently sell burner fuel to non-industrial burners. Industrial burners of recycled oil, however, must comply with certain notification and administrative procedures.

         The National Environmental Policy Act of 1970 ("NEPA") requires the preparation of an environmental impact statement ("EIS") for any major Federal action significantly affecting the environment or the issuance of Federal environmental permits for industrial facilities affecting the environment. Such statements must evaluate and describe the effects of the proposed activity on the environment and evaluate alternatives to the proposed activity. Major energy and mineral developments require construction and operating permits and may therefore trigger the EIS process.

         The Toxic Substances Control Act of 1976 authorizes the EPA to gather information on the risks of chemicals and to monitor and regulate the manufacture, distribution, processing, use and disposal of a host of chemicals, including asbestos and polychlorinated biphenyls.

         The Clean Air Act of 1970, as amended in 1977, was the first major Federal legislation enacted after NEPA became law. The Act authorized the EPA to establish National Ambient Air Quality Standards for certain pollutants, which are to be achieved by the individual states through State Implementation Plans ("SIPs"). SIPs typically attempt to meet ambient standards by regulating the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Act authorizes the EPA to regulate emissions from industrial facilities directly. The EPA also directly establishes emissions limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act Amendments of 1990 place the primary responsibility for the prevention and control of air pollution upon state and local governments. The 1990 amendments require regulated emission sources to obtain operating permits, which will impose emission limitations, standards, and compliance schedules.

         The Clean Water Act of 1972, as amended in 1987, establishes water pollutant discharge standards applicable to many basic types of manufacturing plants and imposes standards on municipal sewage treatment plants. The Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Most industrial and government facilities must apply for and obtain discharge permits, monitor pollutant discharges, and under certain conditions reduce certain discharges.

         The Safe Drinking Water Act, as amended in 1986, regulates public water supplies by requiring EPA to establish primary drinking water standards.
These standards are likely to be further expanded under the EPA's evolving groundwater protection strategy which is intended to set levels of protection or clean-up of the nation's groundwater resources. These groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites, and remedial action will be required for releases of contaminants into groundwater.

         The International Convention for the Prevention of Pollution from ships ("MARPOL") places strict limitations on the discharge of oil at sea and in port and requires ships to transfer oily waste to certified reception facilities. The U.S. Coast Guard has issued regulations effective March 10, 1986 which implement the requirements of MARPOL. Under these regulations, each terminal and port of the United States that services oceangoing tankers or cargo ships over 400 gross tons must be capable of receiving an average amount of oily waste based on the type and number of ships it serves. The reception facilities may be fixed or mobile, and may include tank trucks and tank barges.

         The National Pollutant Discharge Elimination System ("NPDES"), a program promulgated under the Clean Water Act, permits States to issue permits for the discharge of pollutants into the waters of the United States in lieu of Federal EPA regulation. State programs must be consistent with minimum Federal requirements, although they may always be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

         The Oil Pollution Act of 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. The
Act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a substantial threat or an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

         The Occupational Safety and Health Administration Act regulates exposure to toxic substances and other forms of pollution in the workplace. The law is administered by the Department of Labor. It specifies maximum levels of toxic substances, such as asbestos, to which employees may be exposed, and under the "right-to-know" rule requires that workers be informed of, and receive training relating to, the physical and health risks posed by hazardous materials in their workplaces.

         State and Local Government Regulation. Many states have been authorized by the EPA to enforce regulations promulgated under RCRA and other Federal programs. In addition, there are numerous state and local authorities that regulate the environment, some of which impose stricter environmental standards than Federal laws and regulations. Some states, including Florida, have enacted legislation which generally provides for registration, recordkeeping, permitting, inspection, and reporting requirements for transporters, collectors and recyclers of hazardous waste and waste oil. The penalties for violations of state law include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance. In addition, some local governments have established local pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and local environmental studies.

         Excise Tax on Diesel and Aviation Fuel. The Company's aviation fueling operations are affected by various Federal and state taxes imposed on the purchase and sale of aviation fuel products in the United States. Federal law imposes a manufacturer's excise tax in the amount of 21.9 cents per gallon on sales of aviation fuel. Sales to aircraft engaged in foreign trade are exempt from this tax and sales to commercial airlines are partially exempt. These exemptions may be realized either through tax-free or tax-reduced sales if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states where the Company sells aviation fuel, including the state of Florida, impose excise and sales taxes on fuel sales; and certain of the Company's sales qualify for full or partial exemptions from these state taxes.

ITEM 2.  PROPERTIES

         The following page sets forth by segment and subsidiary the principal properties owned or leased by the Company as of May 15, 1995. The Company considers its properties and facilities to be suitable and adequate for its present needs.

         The Company generally enters into non-cancelable equipment leases and installment notes to finance the replacement, upgrade or expansion of its vehicles and equipment. For additional information with respect to obligations under the Company's leases and installment notes, see Notes 3 and 6 to the financial statements appearing elsewhere in this report.

                                               IRC AND SUBSIDIARIES
                                                    PROPERTIES
  OWNER/LESSEE AND LOCATION
CORPORATE                                                PRINCIPAL USE                                 OWNED OR LEASED
INTERNATIONAL RECOVERY CORP.                           Executive Offices                             Leased to June 1998
700 S. Royal Poinciana Blvd.
Suite 800
Miami Springs, FL 33166

AVIATION FUELING
ADVANCE PETROLEUM, INC.                                Administrative, operations                    Leased to June 1998
D/B/A WORLD FUEL SERVICES OF FL.                         and sales offices
700 S. Royal Poinciana Blvd.
Suite 800
Miami Springs, FL 33166

WORLD FUEL SERVICES, INC.                              Administrative, operations                    Leased to June 1998
700 S. Royal Poinciana Blvd.                             and sales offices
Suite 800
Miami Springs, FL 33166

WORLD FUEL SERVICES LTD.                               Administrative, operations                    Leased month-to-month
London Gatwick Hilton                                    and sales offices
Suite 1211
Gatwick Airport
West Sussex RH6 0LL
United Kingdom

WORLD FUEL SERVICES (SINGAPORE) PTE., LTD.             Administrative, operations                    Leased to March 1997
5 Shenton Way #12-03/04                                  and sales offices
UIC Building
Singapore 0106

OIL RECYCLING
INTERNATIONAL PETROLEUM CORPORATION                    Storage Tanks, Recycling                      Leased to August 1996
105 South Alexander Street                               Plant, Laboratory, and
Plant City, FL 33566                                     Administrative Offices

INTERNATIONAL PETROLEUM CORP. OF DELAWARE              Storage Tanks, Recycling                      Owned
505 South Market Street                                  Plant, Laboratory, and
Wilmington, DE 19801                                     Administrative Offices

INTERNATIONAL PETROLEUM CORP. OF GEORGIA               Storage Tanks, Blending                       Owned
109 Howell Avenue                                        Facility, and Administrative
Fairburn, GA 30213                                       Offices

INTERNATIONAL PETROLEUM CORP. OF LOUISIANA             Storage Tanks, Recycling                      Leased to August 1996
14890 Intracoastal Drive                                 Plant, Laboratory, and
New Orleans, LA 70129                                    Administrative Offices

INTERNATIONAL PETROLEUM CORP. OF MARYLAND              Storage Tanks, Blending                       Owned
6305 E. Lombard Street                                   Facility, and Administrative
Baltimore, MD 21224                                      Offices

MARINE FUELING
TRANS-TEC SERVICES, INC.                               Administrative, operations                    Leased month-to-month
   150 East 55th Street                                  and sales Offices
   New York, N.Y. 10022

   60 East Sir Francis Drake, No. 301                  Administrative, operations                    Leased to December 1999
   Larkspur, CA  94939                                   and sales Offices

   7-1 Centro Colon: Paseo Colon                       Administrative, operations                    Leased month-to-month
   San Jose, Costa Rica                                  and sales Offices

   2nd Floor                                           Administrative, operations                    Leased to December 1997
   200 NAEJA-Dong                                        and sales Offices
   Chongru-Ku Seoul, Korea

   1, Kanari St. & Akti Miaouli                        Administrative Offices                        Leased to November 1996
   Piraeuss, 18537 Greece

TRANS-TEC SERVICES (SINGAPORE) PTE., LTD.              Administrative, operations                    Leased to March 1997
5 Shenton Way #12-03/04                                  and sales Offices
UIC Building
Singapore 0106

TRANS-TEC SERVICES (UK) Ltd.                           Administrative, operations                    Leased to December 1997
65 Petty France                                          and sales Offices
London SW1H 9EU

                                                       -10-

ITEM 3.  LEGAL PROCEEDINGS

         In January 1993, Hillsborough County, Florida sued International Petroleum Corporation, the Company's Florida subsidiary, along with 170 other defendants (or potentially responsible persons), in the U.S. District Court of the Middle District of Florida. The complaint seeks to recover response or cleanup costs for the Sydney Mine Waste Disposal Site under the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. section 9601 et. seq. (CERCLA or Superfund) and under Florida Statutes. The Company intends to vigorously defend this action.

         There can be no assurance the Company will prevail in the foregoing legal proceeding, and management cannot estimate at this time the exposure of the Company if it does not prevail in this proceeding. Except for the foregoing, there are no material legal proceedings to which the Company or any of its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1995.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is currently traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 1995 and 1994, the sale prices of the Company's common stock as reported by the New York Stock Exchange.

                                                  PRICES
                                             ---------------------
                                             HIGH         LOW
                                             ----         ---
         Year ended March 31, 1995
           First quarter....................  $ 14 5/8     $ 11 5/8
           Second quarter...................    16 3/8       12 3/4
           Third quarter....................    16 3/8       14
           Fourth quarter...................    17 3/8       14 5/8

         Year ended March 31, 1994
           First quarter....................  $ 12 1/2     $ 10 1/2
           Second quarter...................    15 3/8       11
           Third quarter....................    16           12 1/2
           Fourth quarter...................    16 1/8       12 1/2

         As of May 25, 1995, there were 478 holders of record of the Company's common stock. During fiscal year 1995, the Board of Directors approved the payment of the following cash dividends:

Declaration Date    Per Share  Record Date         Payment Date
- ----------------    ---------  -----------         ------------
May 9, 1994         .05 cents  June 22, 1994       July 15, 1994
September 9, 1994   .05 cents  September 22, 1994  October 14, 1994
December 9, 1994    .05 cents  December 22, 1994   January 12, 1995
January 19, 1995    .05 cents  March 22, 1995      April 13, 1995
February 22, 1995   .10 cents  March 22, 1995      April 13, 1995

         The Company's loan agreement with NationsBank restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. The Company's payment of the above dividends is in compliance with the NationsBank loan agreement.

         On April 12, 1993, the Board of Directors authorized the repurchase from time to time of up to 400,000 shares of the Company's common stock.
The timing and quantity of shares to be repurchased will depend upon a number of factors, including market price. As of March 31, 1995, a total of 5,000 shares had been purchased in the open market for approximately
$57,000 pursuant to the repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been summarized from the Company's consolidated financial statements set forth in Item 8 of this report. The selected financial data should be read in conjunction with the consolidated financial statements and the related notes thereto, and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          SELECTED FINANCIAL DATA

                                      FOR THE YEAR ENDED MARCH 31,
                             ------------------------------------------------
                               1995(4)    1994     1993      1992(1)   1991(1)
                             ========  ========  ========  ========  ========
                             (In thousands, except earnings per share data)

Consolidated Income Statement Data

Revenue...................   $361,891  $250,527  $254,767  $190,574  $211,781

Cost of sales.............    334,134   223,576   230,847   170,442   191,907
                             --------  --------  --------  --------  --------
         Gross profit.....     27,757    26,951    23,920    20,132    19,874
                             --------  --------  --------  --------  --------
Operating expenses:
  Salaries and wages......      8,117     6,558     6,039     5,909     5,394
  Provision for bad debts.      2,062     5,063     4,437     1,352     1,137
  Other...................      6,329     5,560     5,378     4,622     3,554
                             --------  --------  --------  --------  --------
                               16,508    17,181    15,854    11,883    10,085
                             --------  --------  --------  --------  --------
    Income from
             operations...     11,249     9,770     8,066     8,249     9,789

Other income (expense), net     1,774    (1,333)      180       359       (14)
                             --------  --------  --------  --------  --------
     Income from continuing
         operations before
         income taxes.....     13,023     8,437     8,246     8,608     9,775

Provision for income taxes      4,935     3,242     2,984     2,898     3,705
                             --------  --------  --------  --------  --------
     Net income from
       continuing operations    8,088     5,195     5,262     5,710     6,070
                             --------  --------  --------  --------  --------








                                                               (Continued)

                             SELECTED FINANCIAL DATA
                                   (Continued)



                                  FOR THE YEAR ENDED MARCH 31,
                           -------------------------------------------------
                            1995(4)   1994       1993       1992(1)   1991(1)
                           =======  ========   ========   ========   =======
                             (In thousands, except earnings per share data)

Discontinued operations:
  (Loss) income from operations
    of discontinued environmental
    services segment (net of
    applicable income taxes)  -         -        (1,793)       170    (1,264)

  Loss on disposal of
    environmental services
    segment including a
    provision of $1,350,000
    for operating losses
    during the phase-out
    period (net of applicable
    income taxes).........    -         -        (1,922)      -         -
                           -------  --------   --------   --------  --------
      Net (loss) income from
        discontinued
        operations........    -         -        (3,715)       170    (1,264)
                           -------  --------   --------   --------  --------
          Net income...... $ 8,088  $  5,195   $  1,547   $  5,880  $  4,806
                           =======  ========   ========   ========  ========

Earnings (losses) per common
  and common equivalent
  share:

  Income from continuing
   operations............. $  1.65  $   1.10   $   1.11   $   1.20   $  1.29

  (Loss) income from
    discontinued operations   -         -          (.78)       .03      (.27)
                           -------  --------   --------   --------  --------
      Net income.......... $  1.65  $   1.10   $    .33   $   1.23   $  1.02
                           =======  ========   ========   ========   =======

Weighted average shares
  outstanding.............   4,906     4,734      4,749      4,763     4,713
                           =======  ========   ========   ========   =======




                                                                 (Continued)

                           SELECTED FINANCIAL DATA
                                   (Continued)


                                             AS OF MARCH 31,
                               ----------------------------------------
                               1995(4)  1994    1993     1992(1) 1991(1)
                               ======= ======= =======  ======= =======
                                           (In thousands)

 Consolidated Balance Sheet Data

 Current assets...........       $58,006 $33,682 $39,263  $34,995 $33,275
 Total assets.............        89,536  53,687  54,717   53,210  48,415
 Current liabilities (2)..        30,486  13,141  15,587   17,954  14,213
 Long-term liabilities (2)         6,984     575   4,760    2,168   7,975
 Stockholders' equity (3).        52,066  39,971  34,370   32,689  26,098
________________________

(1) The consolidated financial statements of the Company as of, and for the years ended March 31, 1992 and 1991, have been restated to report separately the net assets and operating results of the discontinued Environmental Services segment.

(2) During the first quarter of fiscal year 1996, the Company issued 78,550 shares of the Company's common stock in payment of it's portion of the class action settlement made in February 1994. Accordingly, the Company reclassified $1,300,000 from current liabilities to accrued litigation settlement expense, a long-term liability, as of March 31, 1995.

(3) Three cash dividends of 5 cents per share were declared and paid in fiscal year 1995. Cash dividends of 5 cents and 10 cents per share were declared on January 19, 1995 and February 22, 1995 respectively, and both dividends had a payment date of April 13, 1995. No cash dividends were declared or paid prior to fiscal year 1995.

(4) Effective January 1, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc. and Trans-Tec Servicios, S.A. The Company also purchased the stock of Trans-Tec Services (UK) Ltd., which owns Trans-Tec Services (Singapore) Pte., Ltd. The acquisition was accounted for under the purchase method. Accordingly, the selected financial information for the year ended March 31, 1995, includes the results of the Trans-Tec group since January 1, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

Results of Operations

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc., a New York corporation, and Trans-Tec Servicios, S.A., a
Costa Rica corporation, and acquired all of the outstanding stock of Trans-Tec Services (UK), Ltd., a United Kingdom corporation ("UK"). The UK company owns Trans-Tec Services (Singapore) PTE., Ltd. Accordingly, the consolidated statement of income for the fiscal year ended March 31, 1995, includes the results of operations of the Trans-Tec group of companies from the acquisition date.

         The aggregate purchase price was approximately $14,832,000, including $321,000 in acquisition costs. At closing, the Company paid approximately $3,927,000 in cash, $6,000,000 in the form of 9.0% promissory notes and $4,584,000 in the form of 387,000 shares of newly issued common stock, which were valued at $11.84 per share. The purchase price was determined as a result of the Company's arms-length negotiations with Trans-Tec, and its former shareholders.

         Profit from the Company's aviation fuel business is directly related to the volume and the margins achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts.

         Profit from the Company's marine fuel business is determined primarily by the volume of brokering business generated and by the volume and margins achieved on marine fuel trades.

         The Company's profit from oil recycling is principally determined by the spread between the selling price of recycled oil and the cost of collecting and processing waste oil.

Fiscal Year Ended March 31, 1995 Compared to the Fiscal Year Ended March 31, 1994.

         The Company's revenues for the fiscal year ended March 31, 1995 were $361,891,000, an increase of $111,364,000, or 44.5%, as compared to revenues of $250,527,000 for the prior year. The Company's revenues during these periods were attributable to the following segments:


                               Fiscal Year Ended March 31,   Percent
                                   1995          1994        Increase
                               --------------------------------------
  Aviation Fueling             $288,728,000  $233,982,000      23.4%
  Marine Fueling                 54,578,000          -           *
  Oil Recycling                  18,591,000    16,554,000      12.3
  Intersegment Eliminations          (6,000)       (9,000)       *
                               ------------  ------------      ----
  Total Revenue                $361,891,000  $250,527,000      44.5%
                               ============  ============      =====
  * Percent not meaningful

         The aviation fueling segment sold 456,502,000 gallons of fuel and contributed $288,728,000 of revenue for the fiscal year ended March 31, 1995. This represented an increase in revenue of $54,746,000, or 23.4%, as compared to the prior year when the Company sold 321,154,000 gallons of fuel. This increase in revenue was due to an increase in volume, primarily the result of increased bulk sales, partially offset by a price related revenue shortfall which reflects general market conditions. Also offsetting was $4,688,000 in lower fuel terminaling revenue. The Company's fuel terminaling business, conducted solely at Miami International Airport pursuant to a month-to-month contract, was awarded to another company effective June 30, 1994.

         The marine fueling segment traded 465,000 metric tons of bunker fuel and brokered 1,091,000 metric tons, contributing $53,298,000 and $824,000 in revenues, respectively. The Company also sold 104,000 gallons in lubricants totalling $456,000 in revenues.

         The oil recycling segment sold 35,015,000 gallons of recycled oil products and contributed $18,591,000 of revenue for the fiscal year ended March 31, 1995. This was an increase in revenue of $2,037,000, or 12.3%, as compared to last year when the Company sold 32,756,000 gallons of recycled oil products. The revenue increase reflects higher used oil and waste water collection revenues, higher product volume sold, and a price related increase on recycled product.

         The Company's gross profit of $27,757,000 increased by $806,000, or 3.0%, as compared to last year. The Company's gross margin decreased from 10.8% for the fiscal year ended March 31, 1994 to 7.7% for the fiscal year ended March 31, 1995.

         The Company's aviation fueling segment achieved a 6.9% gross margin for the fiscal year ended March 31, 1995, as compared to 9.8% achieved for the prior fiscal year. The decline in the gross margin was attributed to a narrower average gross profit per gallon, as well as a decline in fuel terminaling gross profit. The decline in the average gross profit per gallon was due to increased bulk sales.

         The Company's marine fueling segment achieved a 3.9% gross margin for the fiscal year ended March 31, 1995. The Company's gross margin on trading activities was 2.5%.

         The gross margin in the Company's oil recycling segment increased from 24.8% for fiscal year 1994 to 30.9% for fiscal year 1995. This resulted from the combined effects of a higher average sales price of recycled oil, and a lower average cost of collection and processing used oil, and blending recycled oil. This decrease was primarily attributed to the higher volume processed by the Company and the lower cost of operating a batch process in Louisiana.

         Total operating expenses for the fiscal year ended March 31, 1995 were $16,508,000, a decrease of $673,000, or 3.9%, as compared to the same period a year ago. This decrease resulted from a $3,001,000 decrease in the provision for bad debts due to a year over year improvement in the quality of accounts receivable, as well as a $255,000 decline in operating expenses of the Company's used oil segment. Partially offsetting were the operating expenses of the marine segment acquired in January 1995, which totalled $1,912,000, and an $877,000 increase in corporate overhead costs, discussed below. In relation to revenue, total operating expenses decreased from 6.9% to 4.6%.

         The Company's income from operations for the fiscal year ended March 31, 1995 was $11,249,000, an increase of $1,479,000, or 15.1%, as compared to income from operations of $9,770,000 for the fiscal year ended March 31, 1994. Income from operations during these periods was attributable to the following segments:

                           Fiscal Year Ended March 31,  Percent
                               1995          1994       Increase
                            -----------   -----------   --------
  Aviation Fueling          $12,304,000   $12,066,000        2.0%
  Marine Fueling                220,000          -            *
  Oil Recycling               2,973,000     1,075,000      176.6
  Corporate Overhead         (4,248,000)   (3,371,000)      26.0
                            -----------   -----------
  Total Income From
    Operations              $11,249,000   $ 9,770,000       15.1%
                            ===========   ===========       =====

         Income from operations of the aviation fueling segment increased $238,000, or 2.0%, for the fiscal year ended March 31, 1995, as compared to the fiscal year ended March 31, 1994. This increase resulted from higher product volume sold, and a decrease in operating expenses due to a lower provision for bad debts. Partially offsetting were narrower margin fuel sales due to bulk transactions, and lower operating income from the Company's fuel terminaling activities.

         The marine fueling segment earned $220,000 in income from operations for fiscal year 1995. The gross profit for this segment was $2,132,000, reduced by $1,912,000 in operating expenses.

         Income from operations of the oil recycling segment increased by $1,898,000, or 176.6%, for the fiscal year ended March 31, 1995, as compared to last year. This increase resulted primarily from higher product volume sold, higher margins on recycled oil and lower operating expenses.

         Corporate overhead costs not charged to the business segments totalled $4,248,000 for the fiscal year ended March 31, 1995, an increase of $877,000, or 26.0%, as compared to last year. The increase was due to higher salaries and payroll related costs. In relation to sales, total corporate overhead decreased to 1.2% for the fiscal year ended March 31, 1995, as compared to 1.3% for the prior year.

         In the fiscal year ended March 31, 1995, the Company had $1,774,000 in other income, net, an increase of $3,107,000 as compared to $1,333,000 in other expense, net for the same period a year ago. In fiscal year 1994, the Company incurred a $1,300,000 expense related to the settlement of a shareholders class action, originally filed in June 1992. In fiscal year 1995, when compared to the previous fiscal year, the Company earned $737,000 in foreign currency transaction gains, $544,000 in equity earnings of a joint venture, and $502,000 in net interest income which is the result of the Company's improved liquidity.


         Net income for the fiscal year ended March 31, 1995 was $8,088,000, an increase of $2,893,000, as compared to net income for the fiscal year ended March 31, 1994. Earnings per share of $1.65 for the fiscal year ended March 31, 1995 exhibited a $0.55 increase over the $1.10 achieved during the same period last year.

Fiscal Year Ended March 31, 1994 Compared to the Fiscal Year Ended March 31, 1993.

         The Company's revenues for the fiscal year ended March 31, 1994 were $250,527,000, a decrease of $4,240,000, or 1.7%, as compared to revenues of $254,767,000 for the prior year. The Company's revenues during these periods were attributable to the following segments:

                                                         Percent
                            Fiscal Year Ended March 31,  Increase
                                1994          1993      (Decrease)
                            ------------  ------------  ----------
  Aviation Fueling          $233,982,000  $241,055,000     (2.9%)
  Oil Recycling               16,554,000    14,014,000     18.1
  Intersegment Eliminations       (9,000)     (302,000)       *
                            ------------  ------------
  Total Revenue             $250,527,000  $254,767,000     (1.7%)
                            ============  ============     =====
  *  Percent not meaningful.

         The aviation fueling segment sold 321,154,000 gallons of fuel and contributed $233,982,000 of revenue for the fiscal year ended March 31, 1994. This represented a decrease in revenue of $7,073,000, or 2.9%, as compared to the prior year when the Company sold 312,485,000 gallons of fuel. This decrease in revenue was due to a price related revenue shortfall which reflects general market conditions as well as competitive pressures. Partially offsetting was an increase in volume, attributed to market expansion (both domestic and international), and $1,363,000 in higher revenue contributed by the fuel terminaling operation.

         The oil recycling segment sold 32,756,000 gallons of recycled oil products and contributed $16,554,000 of revenue for the fiscal year ended March 31, 1994. This was an increase in revenue of $2,540,000, or 18.1%, as compared to the prior year when the Company sold 25,484,000 gallons of recycled oil products. This reflects additional revenues provided by the Company's used oil and waste water collection activities and an improvement related to higher product volume sold. These increases reflect the opening of the Wilmington, Delaware operation. Partially offsetting was a price related decline on recycled product which resulted from an overall decline in fuel prices.

         The Company's gross profit of $26,951,000 increased by $3,031,000, or 12.7%, as compared to the prior year. The Company's gross margin increased from 9.4% for the fiscal year ended March 31, 1993 to 10.8% for the fiscal year ended March 31, 1994. The gross margin improvement in the Company's aviation segment offset the decline in the oil recycling segment gross margin, as explained below.

         The Company's aviation fuel business achieved a 9.8% gross margin for the fiscal year ended March 31, 1994, as compared to 8.0% achieved for the same period during the prior fiscal year. Excluding the fuel terminaling operations, the aviation fueling business achieved a gross margin of 8.2% in fiscal year 1994, as compared to 6.8% in fiscal year 1993. The improvement in the gross margin was attributed to the decline in the average sales price per gallon while the gross profit per gallon improved.

         The gross margin in the Company's oil recycling operations decreased from 34.2% for the fiscal year ended March 31, 1993 to 24.8% for the fiscal year ended March 31, 1994. This resulted from the combined effects of a lower average sales price of recycled oil and a higher average cost of collecting and processing used oil, and blending recycled oil. These costs increased primarily because of the under-utilization of the Company's facilities.

         Total operating expenses for the fiscal year ended March 31, 1994 were $17,181,000, an increase of $1,327,000, or 8.4%, as compared to the fiscal year ended March 31, 1993. Of this increase, $626,000 was due to increased charges to the provision for bad debts. For the fiscal year ended March 31, 1994, the Company charged $5,063,000 to the provision for bad debts, primarily to replenish the allowance for bad debts for charge-offs. The charge-offs and increases to the provision for bad debts are due primarily to collection problems encountered by the Company in its aviation segment. During fiscal year 1994, the Company has seen improvement in the quality of its accounts receivable with a substantial reduction in accounts with balances over 90 days old. Also contributing to the increase in total operating expenses was $398,000 related to the opening of the Wilmington, Delaware plant and $500,000 in legal fees, an increase related primarily to the collection of past due accounts receivable.


         The Company's income from operations for the fiscal year ended March 31, 1994 was $9,770,000, an increase of $1,704,000, or 21.1%, as compared to income from operations of $8,066,000 for the same period last year.
Income from operations during these periods was attributable to the following segments:

                                                          Percent
                            Fiscal Year Ended March 31,   Increase
                               1994          1993        (Decrease)
                            -----------   -----------    ----------
  Aviation Fueling          $12,066,000   $ 8,911,000       35.4%
  Oil Recycling               1,075,000     2,333,000      (53.9)
  Corporate Overhead         (3,371,000)   (3,001,000)      12.3
  Intersegment Eliminations        -         (177,000)        *
                            -----------   -----------
  Total Income From
    Operations              $ 9,770,000   $ 8,066,000      21.1%
                            ===========   ===========     ======
  *  Percent not meaningful.

         Income from operations of the aviation fueling segment increased $3,155,000, or 35.4%, for the fiscal year ended March 31, 1994, as compared to the prior year. This increase resulted from higher product volume sold, improved margins on fuel sales, and higher operating income from the Company's fuel terminaling activities. Partially offsetting was an increase in operating expenses, which included higher charges to the provision for bad debts and higher legal fees related to the collection of past due accounts receivables. The increase in operating expenses was partly offset by a reduction in salaries mostly associated with the December 31, 1992, expiration of certain employment and non-compete agreements. Also offsetting the increase in operating expenses was a decrease in administrative expenses.

         The fuel terminaling business was conducted solely at Miami International Airport, pursuant to a month-to-month contract, and accounted for 34.3% of the aviation segment's operating income during the fiscal year. This contract was awarded to another company effective June 30, 1994.

         Income from operations of the oil recycling segment decreased by $1,258,000, or 53.9%, for the fiscal year ended March 31, 1994, as compared to the prior year. This decrease in income from operations was in part due to a decline in gross profit which resulted from the low utilization of the Company's two main recycling plants. The Florida plant was impacted by a slowdown in sales to phosphate mining customers and the Delaware plant was a start-up operation. Although used oil collection revenues were up, sales of recycled products were lower during fiscal year 1994, when compared to the prior year. The balance of the decline in income from operations was due to an increase in operating expenses which primarily related to the Delaware operation.

         Corporate overhead costs not charged to the business segments totalled $3,371,000 for the fiscal year ended March 31, 1994, an increase of $370,000, or 12.3%, as compared to the prior year. The increase was due to higher salaries and payroll related costs. In relation to sales, total corporate overhead increased from 1.2% in fiscal year 1993 to 1.3% in fiscal year 1994.

         During the fiscal year ended March 31, 1993, the Company had other income, net of $180,000, reflecting the capitalization of interest during construction of the Delaware plant. In fiscal year 1994, the Company had other expense, net of $1,333,000, which included a non-recurring charge in the fourth quarter of fiscal year 1994 for the settlement of the shareholders class action which was filed on June 23, 1992.

         The Company's net income from continuing operations for the fiscal year ended March 31, 1994 was $5,195,000, a decrease of $67,000, or 1.3%, as compared to net income from continuing operations of $5,262,000 for the prior year. Earnings per share from continuing operations was $1.10 for the fiscal year ended March 31, 1994, and decreased 0.9%, as compared to the $1.11 earnings per share achieved during fiscal year 1993.

         Net income for the fiscal year ended March 31, 1994, was $5,195,000, an increase of $3,648,000, as compared to net income for fiscal year 1993. Last year's net income included a $3,715,000 after-tax loss from the Company's discontinued environmental services segment operations. Earnings per share of $1.10 for the fiscal year ended March 31, 1994, exhibited a $.77 increase over the $.33 achieved during the prior year.

Liquidity and Capital Resources

         In the Company's aviation and marine fuel businesses, the primary use of capital is to finance accounts receivable. The Company maintains aviation fuel inventories in the United States for competitive reasons. On average, inventory levels represent less than a three week demand. The Company's aviation and marine fuel businesses do not require significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventory at third party storage facilities.

         In relation to the Company's aviation and marine fueling segments, the oil recycling segment is capital intensive. The Company normally utilizes internally generated cash to fund capital expenditures, and secondarily the Company will utilize its available line of credit or enter into leasing or installment note arrangements to match-fund the useful life of certain long-term assets with the related debt. The Company's oil recycling operations also require working capital to purchase and carry an inventory of used oil, as well as the costs of operating the plant until the proceeds from the re-refined oil sales are received.

         Cash and cash equivalents amounted to $10,907,000 at March 31, 1995, as compared to $7,699,000 at March 31, 1994. The principal sources of cash during the fiscal year ended March 31, 1995 were $9,299,000 in net cash provided by operating activities, $768,000 from collections on notes receivable, and $918,000 from the issuance of common stock in connection with the exercise of warrants and options. Partially offsetting the increase in cash and cash equivalents was $3,184,000 used for the purpose of acquiring the Trans-Tec group of companies, $2,194,000 used for the purchase and construction of plant, equipment and other capital expenditures, net of proceeds from sales of assets, $717,000 in dividends paid on common stock, and $338,000 in advances to a joint
venture.   Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of March 31, 1995 was $27,520,000, exhibiting a $6,979,000 increase from working capital as of March 31, 1994. As of March 31, 1995, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $43,366,000, an increase of $21,025,000 as compared to the March 31, 1994 balance. This increase was due primarily to the acquisition of the marine segment which added $18,347,000 in accounts receivable. The allowance for doubtful accounts as of March 31, 1995 amounted to $4,566,000, an increase of $2,102,000, when compared to the March 31, 1994 balance. During the fiscal year ended March 31, 1995, the Company charged $2,062,000 to the provision for bad debts and had charge-offs in excess of recoveries of $271,000.

         Inventories at March 31, 1995 were $933,000 higher as compared to March 31, 1994. This consisted of a $427,000 increase in inventories in the oil recycling segment, and a $506,000 increase in the aviation fueling segment.

         Capital expenditures for the fiscal year ended March 31, 1995 consisted primarily of $474,000 in construction costs related to the Company's Louisiana plant, $958,000 to acquire trucks utilized in the collection of used oil and petroleum contaminated water, and delivery of recycled products, as well as $298,000 in office equipment and furniture. During fiscal year 1996, the Company anticipates spending approximately $1,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an additional estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. Clean up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Current maturities of long-term debt amounted to $2,128,000 as of March 31, 1995, an increase of $1,842,000. This increase resulted from the issuance of promissory notes, of which $1,830,000 is current, related to the acquisition of the Trans-Tec group of companies.

         In the aggregate, accounts payable, accrued expenses and customer deposits increased $14,885,000. This increase was largely due to the acquisition of the Trans-Tec group of companies which added
$12,316,000 in accounts payable, accrued expenses and customer deposits. Accrued salaries and wages increased $461,000, principally as the result of accrued sales and management performance bonuses pursuant to employment agreements.

         Long-term liabilities as of March 31, 1995, were $6,984,000, exhibiting a $6,409,000 increase as compared to March 31, 1994. This increase resulted from the issuance of promissory notes, of which $4,170,000 is long-term, related to the acquisition of the Trans-Tec group of companies. The balance of the increase is the result of the reclassification of the $1,300,000 accrued litigation settlement expense from current liabilities to a long-term liability and the assumption of obligations under the Trans-Tec deferred compensation plan which amounted to $1,237,000. For additional information, see the accompanying financial statements.

         Stockholders' equity amounted to $52,066,000, or $10.01 per share, at March 31, 1995 compared to $39,971,000, or $8.44 per share, at March 31,
1994. This increase of $12,095,000 was due to $8,088,000 in earnings for the period, $4,584,000 resulting from the issuance of common stock in connection with the acquisition of the Trans-Tec group of companies, and $455,000 and $463,000 due to the issuance of common stock pursuant to the exercise of stock options and warrants, respectively. Partially offsetting was $1,509,000 in cash dividends declared.

         The Company's working capital requirements for fiscal year 1996 will increase as a result of acquiring the Trans-Tec group of companies. The Company expects to meet its working capital requirements for fiscal year 1996 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit.

         The Company's business has not been significantly affected by inflation during the periods discussed in this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as a part of this Form 10-K are the financial statements required by Regulation S-X and the supplementary data required by Regulation S-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
         No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statement.

                                PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively in the definitive Proxy Statement of the Company for its 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth in the 1995 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Transactions with Management and Others" in the 1995 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K


                                                        Sequential
                                                           Page
                                                          Number
                                                        ==========

(a)(1)    The following Financial Statements
          are filed as a part of this report:

            (i)  Report of Independent Certified
                 Public Accountants                         31

           (ii)  Consolidated Balance Sheets
                 as of March 31, 1995 and 1994              32

          (iii)  Consolidated Statements of Income
                 for the Years Ended March 31,
                 1995, 1994 and 1993                        34

           (iv)  Consolidated Statements of Stock-
                 holders' Equity for the Years
                 Ended March 31, 1995, 1994 and
                 1993                                       36

            (v)  Consolidated Statements of Cash
                 Flows for the Years Ended March
                 31, 1995, 1994 and 1993                    37

           (vi)  Notes to Consolidated Financial
                 Statements                                 40


(a)(2)     The following Financial Statement
           Schedule is filed as a part of
           this report:

                  (i)        Schedule II - Valuation and
                             Qualifying Accounts.           57

                 Schedules not set forth herein
                 have been omitted either because
                 the required information is set
                 forth in the Consolidated Financial
                 Statements or Notes thereto, or the
                 information called for is not required.

(a)(3)    The Exhibits set forth in the following
          index of Exhibits are filed as a part
          of this report:

                  EXHIBIT NO.               DESCRIPTION
                  -----------               -----------
                  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession:

                           (a) Acquisition Agreement dated December 9, 1994 among International Recovery Corp., Trans-Tec Services, Inc., Trans-Tec Servicios, S.A., Theofilos
                                    A. Vatis, Michael J. Kasbar, Paul H.
                                    Stebbins, and Stacey A. Polites is
                                    incorporated by reference to the
                                    Company's Form 8-K filed January 18,
                                    1995.

                  (3)      Articles of Incorporation and By-laws:

                           (a)      Articles of Incorporation are
                                    incorporated by reference to
                                    the Company's Registration
                                    Statement on Form S-18 filed
                                    February 3, 1986.

                           (b)      By-laws are incorporated by
                                    reference to the Company's
                                    Registration Statement on Form
                                    S-18 filed February 3, 1986.

                  (4)      Instruments defining rights of security
                           holders:

                           (a)      Employee Stock Option Plan is
                                    incorporated by reference to
                                    the Company's Registration
                                    Statement on Form S-18 filed
                                    February 3, 1986.

                           (b)      1993 Non-Employee Directors Stock
                                    Option Plan is incorporated by
                                    reference to the Company's Schedule
                                    14A filed June 28, 1994.

             (10)          Material Contracts

                           (a)      Material Contracts incorporated by
                                    reference to the Company's Report on
                                    Form 10-K filed June 17, 1991:

                                      (i)  Revolving Loan Agreement and
                                           Credit Facility, dated March 1,
                                           1991, among The Citizens &
                                           Southern National Bank (now known
                                           as NationsBank of Florida, N.A.),
                                           International Recovery and its
                                           subsidiaries.

                                     (ii)  Promissory Note, dated March 1,
                                           1991, executed by International
                                           Recovery Corp. and its subsidiaries
                                           in favor of The Citizens & Southern
                                           National Bank (now known as
                                           NationsBank of Florida, N.A.)

                           (b)      Material Contract incorporated by
                                    reference to the Company's Report
                                    on Form 10-K filed May 24, 1993.

                                      (i)   Amended and Restated Employment
                                            Agreement with Phillip S.
                                            Bradley, dated November 10,
                                            1992, amending and restating his
                                            employment and non-competition
                                            agreements.

                           (c)      Material contracts incorporated by
                                    reference to the Company's Report on
                                    Form 10-K filed May 9, 1994.

                                    (i)       Consolidated Amendment No. 2
                                              dated January 21, 1994 among
                                              NationsBank of Florida, N.A.,
                                              International Recovery Corp.
                                              and its subsidiaries.

                                    (ii)      Promissory Note, dated January
                                              21, 1994, executed by
                                              International Recovery Corp.
                                              and its subsidiaries in favor
                                              of NationsBank of Florida, N.A.

                           (d)     Material contracts filed with this Form 10-K.

                                    (i)       Amended and Restated Employment
                                              Agreement with Jerrold Blair,
                                              dated February 15, 1995.

                                    (ii)      Amended and Restated Employment
                                              Agreement with Ralph Weiser,
                                              dated February 15, 1995.

                                    (iii)     Consolidated Amendment Agreement
                                              dated May 5, 1995, No. 3 among
                                              NationsBank of Florida, N.A.,
                                              International Recovery Corp. and
                                              its subsidiaries.

                                    (iv)      Promissory Note dated January 3,
                                              1995, executed by International
                                              Recovery Corp. in favor of
                                              Theofilos A. Vatis.

                                    (v)       Promissory Note dated January 3,
                                              1995, executed by International
                                              Recovery Corp. in favor of
                                              Michael J. Kasbar.

                                    (vi)      Promissory Note dated January 3,
                                              1995, executed by International
                                              Recovery Corp. in favor of
                                              Paul H. Stebbins.

                                    (vii)     Promissory Note dated January 3,
                                              1995, executed by International
                                              Recovery Corp. in favor of
                                              Stacey A. Polites.

                           (21) Subsidiaries of the Registrant

                           (23) Consent of Independent Certified
                                Public Accountants

                           (27) Financial Data Schedule

(b) A Form 8-K was filed during the Company's fiscal year ended March 31, 1995.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL RECOVERY CORP.


Dated:  May 22, 1995               By: /S/ Jerrold Blair
                                       ------------------------
                                       Jerrold Blair, President


Dated:  May 22, 1995               By: /S/ Carlos A. Abaunza
                                       ------------------------
                                       Carlos A. Abaunza, Chief
                                       Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  May 22, 1995               By: /S/ Ralph R. Weiser
                                       -------------------------
                                       Ralph R. Weiser, Director


Dated:  May 22, 1995               By: /S/ Jerrold Blair
                                       -------------------------
                                       Jerrold Blair, Director


Dated:  May 22, 1995               By: /S/ Phillip S. Bradley
                                       -------------------------
                                       Phillip S. Bradley, Director


Dated:  May 22, 1995               By: /S/ Ralph Feuerring
                                       -------------------------
                                       Ralph Feuerring, Director


Dated:  May 22, 1995               By: /S/ John R. Benbow
                                       -------------------------
                                       John R. Benbow, Director


Dated:  May 22, 1995               By: /S/ Celestin Durand III
                                       -------------------------
                                       Celestin Durand III, Director


Dated:  May 22, 1995               By: /S/ Myles Klein
                                       -------------------------
                                       Myles Klein, Director

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of International Recovery Corp.:

We have audited the accompanying consolidated balance sheets of International Recovery Corp. (a Florida corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Recovery Corp. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14
(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Miami, Florida,
  May 19, 1995.

                       INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                       MARCH 31,
                                              ---------------------------
                                                 1995            1994
                                              ===========     ===========
CURRENT ASSETS:
  Cash and cash equivalents                   $10,907,000     $ 7,699,000
  Accounts receivable, net of allowance
    for bad debts of $4,566,000 and
    $2,464,000 at March 31,1995
    and 1994, respectively                     38,800,000      19,877,000
  Inventories                                   3,714,000       2,781,000
  Prepaid expenses and other current
    assets                                      4,585,000       3,325,000
                                              -----------     -----------
        Total current assets                   58,006,000      33,682,000
                                              -----------     -----------

PROPERTY, PLANT AND EQUIPMENT,
  at cost:
  Land                                            705,000         705,000
  Buildings and improvements                    2,929,000       3,272,000
  Office equipment and furniture                2,394,000       1,549,000
  Plant, machinery and equipment               15,052,000      12,751,000
  Construction in progress                        184,000       1,089,000
                                              -----------     -----------
                                               21,264,000      19,366,000

  Less accumulated depreciation
    and amortization                            5,680,000       4,950,000
                                              -----------     -----------
                                               15,584,000      14,416,000
                                              -----------     -----------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                   12,391,000       1,847,000
  Other                                         3,555,000       3,742,000
                                              -----------     -----------
                                              $89,536,000     $53,687,000
                                              ===========     ===========














                                                            (Continued)

                      INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                       (Continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       MARCH 31,
                                            ----------------------------
                                               1995            1994
                                            ===========      ===========
CURRENT LIABILITIES:
  Current maturities of long-term debt      $ 2,128,000      $   286,000
  Accounts payable and accrued expenses      24,334,000        9,908,000
  Customer deposits                           1,559,000        1,100,000
  Accrued salaries and wages                    747,000          286,000
  Accrued litigation settlement expense            -           1,300,000
  Income taxes payable                        1,718,000          261,000
                                            -----------      -----------
        Total current liabilities            30,486,000       13,141,000
                                            -----------      -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities   4,447,000          575,000
  Accrued litigation settlement expense       1,300,000             -
  Deferred compensation                       1,237,000             -
                                            -----------      -----------
                                              6,984,000          575,000
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES
  (Notes 2, 3, 5, 6, and 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized, none
    issued                                         -                -
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    5,203,000 and 4,738,000 shares
    issued and outstanding at
    March 31, 1995 and 1994, respectively        52,000           47,000
  Capital in excess of par value             20,440,000       14,929,000
  Retained earnings                          31,631,000       25,052,000
  Less treasury stock, at cost                   57,000           57,000
                                            -----------      -----------
                                             52,066,000       39,971,000
                                            -----------      -----------
                                            $89,536,000      $53,687,000
                                            ===========      ===========




        The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                   INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME



                                      For the Year Ended March 31,
                               ------------------------------------------
                                   1995          1994            1993
                               ============  ============    ============

Revenue                        $361,891,000  $250,527,000    $254,767,000

Cost of sales                   334,134,000   223,576,000     230,847,000
                               ------------  ------------    ------------
         Gross profit            27,757,000    26,951,000      23,920,000
                               ------------  ------------    ------------
Operating expenses:
  Salaries and wages              8,117,000     6,558,000       6,039,000
  Provision for bad debts         2,062,000     5,063,000       4,437,000
  Other                           6,329,000     5,560,000       5,378,000
                               ------------   -----------    ------------
                                 16,508,000    17,181,000      15,854,000
                               ------------   -----------    ------------
     Income from operations      11,249,000     9,770,000       8,066,000
                               ------------   -----------    ------------
Other income (expense):
  Litigation settlement                -       (1,300,000)           -
  Other, net                      1,774,000       (33,000)        180,000
                               ------------   -----------    ------------
                                  1,774,000    (1,333,000)        180,000
                               ------------   -----------    ------------
     Income from continuing
        operations before
        income taxes             13,023,000     8,437,000       8,246,000

Provision for income taxes        4,935,000     3,242,000       2,984,000
                               ------------   -----------    ------------
     Net income from
        continuing operations     8,088,000     5,195,000       5,262,000
                               ------------   -----------    ------------












                                                            (Continued)

                      INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                                        (Continued)

                                       For the Year Ended March 31,
                               ----------------------------------------
                                   1995          1994           1993
                               ==========    ============    ==========

Discontinued operations:
  Loss from operations
    of discontinued
    environmental services
    segment (net of applicable
    income tax benefit
    of $1,033,000)                   -               -        (1,793,000)

  Loss on disposal of
    environmental services segment
    including a provision of
    $1,350,000 for operating
    losses during the phase-out
    period (net of applicable
    income tax benefit
    of $993,000)                     -               -        (1,922,000)
                               ----------    ------------   ------------
      Net loss from discontinued
        operations                   -               -        (3,715,000)
                               ----------    ------------   ------------
          Net income           $8,088,000    $  5,195,000   $  1,547,000
                               ==========    ============   ============


Earnings (losses) per common
  and common equivalent
  share:

  Income from continuing
    operations                 $     1.65    $       1.10   $       1.11

  Loss from discontinued
    operations                       -               -              (.78)
                               ----------    ------------   ------------
          Net income           $     1.65    $       1.10   $        .33
                               ==========    ============   ============

Weighted average shares
  outstanding                   4,906,000       4,734,000      4,749,000
                               ==========    ============   ============

            The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                         INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                          Common Stock      Capital in
                        ------------------- Excess of    Retained   Treasury
                          Shares    Amount  Par Value    Earnings     Stock
                        =========  ======== =========== =========== =========
 Balance at March 31,
  1992                  4,689,000  $ 47,000 $14,332,000 $18,310,000 $    -

  Exercise of warrants     15,000      -        105,000        -         -

  Net income                 -         -           -      1,547,000      -

  Other                      -         -         29,000        -         -
                       ----------  -------- ----------- ----------- ---------
Balance at March 31,
  1993                  4,704,000    47,000  14,466,000  19,857,000      -

  Exercise of warrants     39,000      -        463,000        -         -

  Repurchase of common
    stock                  (5,000)     -           -           -      (57,000)

  Net income                 -         -           -      5,195,000      -
                       ----------  -------- ----------- ----------- ---------
Balance at March 31,
  1994                  4,738,000    47,000  14,929,000  25,052,000   (57,000)

  Exercise of warrants     38,000      -        463,000        -         -

  Exercise of options      40,000      -        455,000        -         -

  Issuance of shares
    for acquisition       387,000     5,000   4,579,000        -         -

  Cash dividends
    declared                 -         -           -     (1,509,000)     -

  Net income                 -         -           -      8,088,000      -

  Other                      -         -         14,000        -         -
                        ---------  -------- ----------- ----------- ---------
Balance at March 31,
  1995                  5,203,000  $ 52,000 $20,440,000 $31,631,000 $ (57,000)
                        =========  ======== =========== =========== =========




            The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                            INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                            For the Year Ended March 31,
                                       ------------------------------------
                                           1995        1994         1993
                                       =========== ===========  ===========

Cash flows from operating activities:
  Net income                           $ 8,088,000 $ 5,195,000  $ 1,547,000
                                       ----------- -----------  -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities-
      Estimated loss on disposal of
        discontinued operations               -           -       1,233,000
      Depreciation and amortization      1,373,000   1,502,000    1,473,000
      Provision for bad debts            2,062,000   5,063,000    4,437,000
      Litigation settlement                   -      1,300,000         -
      Deferred income tax (benefit)
        provision                          181,000    (176,000)    (441,000)
      Equity in earnings of
        joint venture                     (544,000)       -            -
          Deferred compensation expense       -           -          29,000
      Other non-cash operating charges
        (credits)                           35,000      (4,000)      19,000

      Changes in assets and liabilities,
        net of assets acquired and
        liabilities assumed:
        (Increase) decrease in-
          Accounts receivable            1,959,000     223,000   (6,921,000)
          Inventories                     (933,000)    165,000     (278,000)
          Prepaid expenses and other
            current assets                 (72,000) (1,347,000)     (36,000)
          Net cash provided by
            discontinued operations           -      2,431,000    1,033,000
          Other assets                     (15,000)    332,000      (29,000)

        Increase (decrease) in-
          Accounts payable, accrued
            expenses, customer deposits
            and deferred compensation   (4,148,000) (1,751,000)  (3,957,000)
          Accrued salaries and wages       461,000    (299,000)      79,000
          Income taxes payable             852,000  (1,510,000)   1,703,000
                                        ----------- -----------  ----------
            Total adjustments            1,211,000   5,929,000   (1,656,000)
                                        ----------- -----------  ----------
    Net cash provided by (used in)
      operating activities               9,299,000  11,124,000     (109,000)
                                        ----------- -----------  ----------
                                                                (Continued)

                         INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Continued)


                                           For the Year Ended March 31,
                                      ------------------------------------
                                          1995         1994         1993
                                      =========== ===========   ==========

Cash flows from investing activities:
  Additions to property, plant and
    equipment                          (2,194,000) (3,114,000)  (3,885,000)
  Proceeds from sales of assets           585,000      77,000       93,000
  Payment for acquisition of
    business, net of cash acquired     (3,184,000)       -            -
  Purchase of short-term investments   (3,500,000)       -            -
  Proceeds from short-term investments  3,500,000        -            -
  Proceeds from notes receivable          768,000        -            -
  Advances to joint venture              (338,000)       -            -
                                       ----------  ----------   ----------
    Net cash used in investing
      activities                       (4,363,000) (3,037,000)  (3,792,000)
                                       ----------  ----------   ----------

Cash flows from financing activities:
  Net (repayments) borrowings under
    the revolving line of credit             -     (4,000,000)   3,000,000
  Repayment of long-term debt            (286,000)   (489,000)    (511,000)
  Proceeds from issuance of
    notes payable                            -           -         750,000
  Repayment of notes payable           (1,643,000)       -        (839,000)
  Proceeds from issuance of
    common stock                          918,000     463,000      105,000
  Repurchase of common stock                 -        (57,000)        -
  Dividends paid on common stock         (717,000)       -            -
                                       ----------  ----------   ----------
    Net cash (used in) provided by
      financing activities             (1,728,000) (4,083,000)   2,505,000
                                       ----------  ----------   ----------

Net increase (decrease) in cash
  and cash equivalents                  3,208,000   4,004,000   (1,396,000)

Cash and cash equivalents, at
  beginning of year                     7,699,000   3,695,000    5,091,000
                                      ----------- -----------   ----------
Cash and cash equivalents, at
  end of year                         $10,907,000 $ 7,699,000   $3,695,000
                                      =========== ===========   ==========

                                                              (Continued)

                          INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Continued)

                                            For the Year Ended March 31,
                                       ------------------------------------
                                          1995         1994         1993
                                       ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION, including
  discontinued operations:
    Cash paid during the year for:
      Interest, net of capitalized
        interest                       $  129,000   $  149,000   $   67,000
                                       ==========   ==========   ==========

      Income taxes                     $3,714,000   $3,219,000   $1,912,000
                                       ==========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         In April 1995, the Company paid $1,300,000, representing its share of the stockholders class action settlement, by issuing 78,550 of the Company's common stock at an agreed upon price of $16.55 per share. Accordingly, as of March 31, 1995, the Company reclassified from current liabilities to long-term liabilities the accrued litigation settlement expense.

         In connection with the acquisition of the Trans-Tec group of companies, the Company also issued 387,000 of its common stock valued at $4,584,000, and $6,000,000 in notes payable. See Note 1 for additional information.

         Cash dividends declared, but not yet paid totaling $792,000, are included in accounts payable and accrued expenses as of March 31, 1995.

         In connection with the sale of certain land and buildings, the Company received $1,317,000 in notes receivable during fiscal year 1994.

         Net assets totaling $419,000 were transferred from the Company's discontinued operations to continuing operations during fiscal year 1994. Equipment totaling $185,000 was transferred from the Company's discontinued operations to continuing operations during fiscal year 1993.

         Borrowings totaling $220,000 were incurred during fiscal year 1994 in connection with the acquisition of equipment.

         Accounts receivable totaling $1,500,000 as of March 31, 1993, were converted to long-term notes receivable during fiscal year 1994.



         The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                       INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Recovery Corp. (the "Company") was incorporated on July 20, 1984. The Company is involved in three principal businesses. The Company markets aviation and marine fuel and recycles used oil.

         Organization and Nature of Acquisitions and Divestitures

In December 1986, the Company entered the aviation fueling business with the acquisition of Advance Petroleum, Inc. ("Advance"). In October 1989, the Company expanded its aviation fueling capabilities by acquiring JCo Energy Partners, Ltd. and shortly thereafter renamed these operations World
Fuel Services, Inc.

The Company formed a subsidiary, Air-Terminaling, Inc. ("ATI") which began operations in December 1991. ATI managed the fuel storage facilities owned by the Metropolitan Dade County, Florida Aviation Department Authority which are used to distribute aviation fuel at Miami International Airport. On May 3, 1994, the Metropolitan Dade County Board of Commissioners voted to award the fuel management contract to another company effective June 30, 1994.

The Company formed a subsidiary, International Petroleum Corp. of Delaware which began operations in April 1993, upon the completion of its used oil and water recycling plant in Wilmington, Delaware.

In August 1994, the Company began aviation fueling operations in Ecuador through a joint venture which enables the Company to provide point-to-point aviation fuel sales within Ecuador. See Note 7 for additional information.

On January 3, 1995, the Company entered the marine fueling business by purchasing the assets and assuming certain liabilities of Trans-Tec Services, Inc. and Trans-Tec Servicios, S.A. The Company also purchased the stock of Trans-Tec Services (UK) Ltd., which owns Trans-Tec Services, (Singapore)
Pte., Ltd. The acquisition of Trans-Tec by the Company has been accounted for as a purchase. The aggregate purchase price, including acquisition costs of approximately $321,000, was $14,832,000. The Company paid approximately $3,927,000 in cash, $6,000,000 in the form of 9% promissory notes, payable over three years, of which $1,830,000 is due within one year, and $4,584,000 ($11.84 per share, or approximately 78% of the quoted market price) in the Company's restricted common stock. In accordance with the related acquisition agreement, the Company can recover a portion of the purchase price (by direct offset to the promissory notes issued to certain of the sellers) in the event that certain representations and warranties related to the collectability of accounts receivables are not met. The newly issued shares of the Company's common stock issued in connection with the acquisition were valued by the Company's Board of Directors. This valuation was made based upon the volume of shares issued in relation to total shares outstanding and the restricted nature of the newly issued shares. The difference between the purchase price and the $4,158,000 fair value of the net assets of the acquired companies, which amounted to $10,674,000, has been allocated to goodwill, and is being amortized over a period of 35 years. The Company determined that no other identifiable intangible assets existed.

The following unaudited pro-forma results of operations for the fiscal years ended March 31, 1995 and 1994 assume that the Company acquired the Trans-Tec companies, as of April 1, 1993.

                                                 For the Year Ended
                                                     March 31,
                                        ------------------------------
                                             1995              1994
                                        ============      ============

                  Revenue               $524,893,000      $388,094,000
                                        ============      ============
                  Net income            $  8,585,000      $  6,117,000
                                        ============      ============
                  Net income per share  $       1.65      $       1.19
                                        ============      ============


In December 1992, the Board of Directors approved the Company's exit from the environmental services sector. The Company substantially completed its plan of discontinuance in fiscal year 1994. See Note 2 for additional discussion.

         Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's investments at March 31, 1995 and 1994, amounted to $8,863,000 and $7,712,000 respectively, and consisted principally of bank repurchase agreements collaterized by United States Government Securities. Investment maturities do not exceed 30 days and are not rated lower than A1-P1 by Standard & Poor's Corporation - Moody's Investors Services, Inc. Interest income, which is included in other, net, in the accompanying statements of income, totalled $765,000, $182,000 and $83,000 for the years ended March 31, 1995, 1994 and
1993, respectively. Effective April 1, 1994, the Company adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as required. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

         Inventories

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include oil and fuel purchase cost, direct materials, direct and indirect labor and factory overhead.

         Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:
                                                 YEARS
                                         =========================

          Buildings and improvements               10-40
          Leasehold improvements          Minimum term of the lease
          Office equipment and furniture            3-8
          Plant, machinery and equipment            3-40


The Company leases premises in New Orleans, Louisiana and Plant City, Florida. The leases expire in August 1996. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options and, accordingly, is depreciating the improvements to the premises over their estimated economic lives. See Note 6 for additional information.

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the lives of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to income.

         Unamortized Cost in Excess of Net Assets of Acquired Companies

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $413,000 and $284,000, as of March 31, 1995 and 1994, respectively. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

         Revenue Recognition

Revenue is generally recorded in the period when the sale is made or as the services are performed. In the Company's aviation and marine fueling segments, the Company contracts third parties to provide the fuel and/or intoplane services. This may cause delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the delivery of fuel took place. Costs not yet billed are classified as current assets and are included under "Inventories".

         Income Taxes

The Company and its United States subsidiaries file consolidated income tax returns. During the first quarter of fiscal year 1994, the Company adopted the liability method of accounting for income taxes pursuant to the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". See Note 4 for additional information.

         Foreign Currency Translation

The Company's primary functional currency is the U.S. Dollar which also serves as its reporting currency. Most foreign entities translate monetary assets and liabilities at fiscal year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. The Company's joint venture uses the Company's reporting currency as the functional currency (as it operates in a highly inflationary economy) and translates net assets at fiscal year-end rates while income and expense accounts are translated at average exchange rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses resulting from payments to aviation fuel suppliers are included in Other, net, in the period incurred, and amounted to net gains of $737,000 for the fiscal year ended March 31, 1995. There were no significant foreign currency gains or losses in fiscal years 1994 and 1993.

         Earnings Per Share

Earnings (losses) per common and common equivalent share have been computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include all potentially dilutive outstanding stock options and warrants applying the treasury stock method. Primary and fully diluted earnings per share are not materially different.

(2)  DISCONTINUED OPERATIONS

On December 10, 1992, the Company's Board of Directors authorized the sale of the Company's environmental services segment. Accordingly, as of December 31, 1992, the Company reported its environmental services segment as a discontinued operation.

As of March 31, 1995, assets included in the accompanying consolidated balance sheet related to entities which were discontinued, consist primarily of $1,288,000 in notes receivable, net of an allowance for bad debts.

On April 17, 1995 the Company obtained certified closure of its soil storage permit from the Florida Department of Environmental Protection for the Part-B facility. This enabled the Company to transfer the building ownership under a previously agreed arrangement and to request permit closure from the Environmental Protection Agency. At this time, the Company is unable to determine the period of time or cost required to complete the Environmental Protection Agency permit closure.

During fiscal year 1995, the Company was undergoing the completion of certain environmental projects under state reimbursement programs. However, in March 1995, the State of Florida amended its environmental remediation program. This resulted in the suspension of reimbursement for work performed effective March 27, 1995 on all of the sites at which the Company was contracted to perform work. Pursuant to the enacted changes, the Company believes that it no longer has contractual liability to complete these projects, and accordingly has notified the project owners that pursuant to the legislation all work has ceased, effective March 27, 1995.

The Company periodically reevaluates the adequacy of its accruals related to its discontinued operations, including the amounts which may be realized from the reimbursement for remediation work performed under the state reimbursement programs. Any changes in those estimates have been included in discontinued operations in the accompanying financial statements. As of March 31, 1995, the Company had $50,000 in estimated accrued expenses related to its discontinued operations.

Revenues applicable to the discontinued operations were $36,000, $49,000 and $7,835,000 for the fiscal years 1995, 1994 and 1993, respectively.

(3) LONG-TERM DEBT

Long-term debt consists of the following at March 31:

                                             1995          1994
                                          ===========   ==========
    Promissory notes issued in            $ 6,000,000   $     -
      connection with the acquisition of
      the Trans-tec group of companies,
      payable annually through January
      1998, bearing interest at 9%,
      unsecured
    Capitalized lease obligations,
      payable through August 1996,
      interest at rates ranging from
      10.19% to 10.70% (secured
      by property with a net book
      value of $263,000 and
      $416,000 at March 31, 1995 and
      1994, respectively)                     251,000      479,000
    Equipment notes, payable monthly
      through May 1998, interest
      rates ranging from 6.76% to
      7.00%, secured by equipment             147,000      188,000
    Mortgage note, bearing interest at
      12.0%, payable monthly through
      July 2001, secured by land, plant
      and equipment                           177,000      194,000
                                           ----------   ----------
                                            6,575,000      861,000

    Less current maturities                 2,128,000      286,000
                                           ----------   ----------
                                           $4,447,000   $  575,000
                                           ==========   ==========

The Company has an unsecured credit facility providing a $25,000,000 revolving line of credit with sublimits of $8,000,000 and $6,000,000 for standby letters of credit and documentary letters of credit, respectively. The amendment was effective March 31, 1995. Approximately $2,554,000 in standby letters of credit were outstanding as of March 31, 1995 under the credit facility. The Company also has $1,635,000 outstanding in standby letters of credit from other financing institutions and has pledged $1,635,000 of cash as collateral on these letters of credit.

     The revolving line of credit bears interest, at the Company's option, at the Prime rate (9.0% at March 31, 1995), or LIBOR plus 1.45%. Interest is payable quarterly in arrears. As of March 31, 1995 and 1994, there were no amounts outstanding under the revolving line of credit. The outstanding principal and interest will mature on March 31, 1998. The revolving line of credit, in addition to other restrictions, requires the maintenance of certain financial ratios and account balances, limits cash outlays for capital expenditures, places certain restrictions on additional borrowings outside of NationsBank of Florida, NA and restricts the payment of dividends, except for the Company's quarterly dividend which complies with the NationsBank facility. See Note 5 for additional discussion. As of March 31, 1995, the Company was in compliance with its debt covenants.

Aggregate annual maturities of long-term debt as of March 31, 1995, are as follows:

                    1996         $2,128,000
                    1997          2,080,000
                    1998          2,249,000
                    1999             37,000
                    2000             32,000
                 Thereafter          49,000
                                 ----------
                                 $6,575,000
                                 ==========

Interest expense, which is included in other, net, in the accompanying statements of income, is as follows for the year ended March 31:

                                 1995         1994        1993
                               ========     ========    ========
        Interest cost          $263,000     $175,000    $272,000

        Capitalized interest       -          32,000     272,000
                               --------     --------    --------
        Interest expense       $263,000     $143,000    $   -
                               ========     ========    ========

(4) INCOME TAXES

During fiscal year 1995, the U.S. Federal Income Tax Returns for the Company's fiscal years ended March 31, 1992 and 1993, were audited by the Internal Revenue Service. The adjustments for the years under audit and the anticipated effect of amending fiscal year 1994, resulted in a tax benefit which was recognized in fiscal year 1995 for financial reporting purposes.

The provision for income taxes consists of the following components for the year ended March 31:

                      1995         1994         1993
                   ==========   ==========   ==========
     Continuing
       operations  $4,935,000   $3,242,000   $2,984,000
     Discontinued
       operations        -            -      (2,026,000)
                   ----------   ----------   ----------
                   $4,935,000   $3,242,000   $  958,000
                   ==========   ==========   ==========
     Current:
       Federal     $3,764,000   $2,648,000   $1,629,000
       State          990,000      412,000      241,000
                   ----------   ----------   ----------
                    4,754,000    3,060,000    1,870,000
                   ----------   ----------   ----------
     Deferred:
       Federal        142,000      158,000     (800,000)
       State           39,000       24,000     (112,000)
                   ----------   ----------   ----------
                      181,000      182,000     (912,000)
                   ----------   ----------   ----------
         Total     $4,935,000   $3,242,000   $  958,000
                   ==========   ==========   ==========

Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
This new statement supersedes Statement No. 96, previously implemented by the Company, and also requires the liability method in accounting for income taxes. The adoption of this new pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

The difference between the reported tax provision and the provision computed by applying the statutory Federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 1995, is primarily due to state income taxes.

The temporary differences which comprise the Company's net deferred tax assets are as follows:

                                               March 31,
                                   --------------------------------
                                       1995                1994
                                   ===========         ============
  Excess of provision for
    bad debts over charge-offs     $ 1,340,000         $    888,000

  Excess of tax over financial
    reporting depreciation and
    amortization                    (1,284,000)            (900,000)

  Accrued litigation settlement
    expense recognized for
    financial reporting purposes,
    not currently deductible           481,000              481,000

  Excess of tax over financial
    reporting amortization of
    identifiable intangibles          (248,000)                -

  Other, net                           (24,000)            (111,000)
                                   -----------          -----------
                                   $   265,000          $   358,000
                                   ===========          ===========


The net deferred tax assets as of March 31, 1995 and 1994, are included in other assets in the accompanying consolidated balance sheets.

(5) STOCKHOLDERS' EQUITY

         Common Stock Activity

On January 3, 1995, the Company issued 387,000 shares of the Company's common stock pursuant to the Trans-Tec Services acquisition. See Note 1 for additional information.

In June 1994, the United States District Court for the Southern District of Florida approved the settlement of the shareholders class action pending against the Company. The settlement had a total value of approximately $2,600,000, of which the Company's insurance company paid $1,300,000 in cash and the Company paid the balance in April 1995, by issuing 78,550 shares of the Company's common stock at an agreed upon price of $16.55 per share.

    Stock Options Activity

In January 1986, the stockholders approved a stock option plan under the terms of which the Board of Directors is authorized to grant options to full-time employees of the Company and its subsidiaries. The plan permits the issuance of options to purchase up to an aggregate of 300,000 shares of the Company's common stock. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to an option granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All options granted pursuant to the plan must be exercised within ten years after the date of grant, except that options granted to individuals owning more than 10% of the Company's outstanding common stock must be exercised within five years after the date of grant.

The following summarizes the status of the plan as of, and for the year ended March 31:
                        1995               1994             1993
                  ================     =============    =============

     Granted             46,206               None             81,500
       Per Share   $14.875 - $15.50                            $14.00

     Expired             20,000               None              None

     Exercised           None                 None              None

     Outstanding        171,427             145,221           145,221
       Per Share    $3.00 - $15.50       $3.00 - $14.75    $3.00 - $14.75

     Available for
       future grant      37,294              63,500            63,500

     Exercisable        125,221              63,721            63,721
       Per Share    $3.00 - $14.75       $3.00 - $14.75    $3.00 - $14.75


During fiscal year 1995, the Board of Directors granted options to several employees for the purchase of 46,206 shares of the Company's common stock under the stock option plan. The exercise prices range from $14.875 to $15.50 per share. On May 10, 1995, the Board of Directors granted options to certain executive officers to purchase 25,894 shares of the Company's common stock at an exercise price of $18.875 per share.

During fiscal year 1995, previously granted options to purchase 20,000 shares of the Company's common stock under the stock option plan expired. Accordingly, as of March 31, 1995, options to purchase 171,427 shares of the Company's common stock remain outstanding and 37,294 additional shares are available for future grant.

On June 3, 1994, the Company extended through December 31, 1995, Mr. Phillip Bradley's (an executive officer and director of the Company) non-qualified option to purchase 25,000 shares of the Company's common stock. The exercise price remained unchanged at $10.00 per share. The difference between the fair market value on the extension date of $12.13, and the option price, is being amortized over 1995 as compensation expense. On January 3, 1995, the Board of Directors granted a non-qualified option to two employees to each purchase 5,647 shares of the Company's common stock at an exercise price of $15.50 per share. On May 10, 1995, the Board of Directors granted a non-qualified option to an executive officer to purchase 9,106 shares of the Company's common stock at an exercise price of $18.875 per share. As of March 31, 1995, non-qualified options to purchase a total of 55,036 shares of the Company's common stock at exercise prices ranging from $10.00 to $16.50 per share, remain outstanding.

Non-Employee Directors Stock Option Plan

On August 8, 1994, at the annual meeting of the shareholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("Plan") was adopted. An aggregate of 50,000 shares of the Company's common stock have been reserved for issuance under the Plan.

Under the Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of Directors (or when the Plan was adopted, for those individuals already members of the Board), and will receive a non-qualified option to purchase 2,500 shares each year, starting in August 1995, that the individual is re-elected. On the date the Plan was adopted there were three individuals who qualified and each received an option to purchase 2,500 shares of the Company's common stock at an exercise price of $15.125. This price reflects the fair market value of the Company's common stock on December 31, 1993, the date of grant. As of March 31, 1995, options to purchase 7,500 shares of the Company's common stock remain outstanding under the plan and 42,500 shares are available for future grant.

The exercise price for options granted under the Plan may not be less than the fair market value of the common stock, which is defined as the closing bid quotation for the common stock at the end of the day preceding the grant. Options granted under the Plan become fully exercisable one year after the date of grant. All options expire five years after the date of grant. The exercise price must be paid in cash or in common stock, subject to certain restrictions.

     Stock Warrants Activity

In April 1994, warrants to purchase a total of 38,625 shares of the Company's common stock at $12.00 per share were exercised. No additional warrants were issued or exercised during fiscal year 1995 and subsequent to the April 1994 exercise, no additional warrants remain outstanding.

         Stock Repurchase

On April 12, 1993, the Board of Directors authorized the repurchase from time to time of up to 400,000 shares of the Company's common stock. The timing and quantity of shares to be repurchased will depend upon a number of factors, including market price. As of March 31, 1995, a total of 5,000 shares had been purchased in the open market for approximately $57,000 pursuant to the repurchase program.

         Dividend Declarations

The Board of Directors approved the payment of the following cash dividends:

 Declaration Date         Per Share    Record Date          Payment Date
 ----------------         ---------    -----------          ------------
 May 9, 1994              .05 cents    June 22, 1994        July 15, 1994
 September 9, 1994        .05 cents    September 22, 1994   October 14, 1994
 December 9, 1994         .05 cents    December 22, 1994    January 12, 1995
 January 19, 1995         .05 cents    March 22, 1995       April 13, 1995
 February 22, 1995        .10 cents    March 22, 1995       April 13, 1995

(6) COMMITMENTS AND CONTINGENCIES

         Lease Commitments

The Company leases premises in New Orleans, Louisiana and Plant City, Florida from a trust managed by the President of the Company under two operating leases with rent aggregating $86,000 per year. The leases expire in August 1996. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options on both leases.

The Company also leases additional office space and railroad tank cars from unrelated third parties.

The future minimum lease payments under capital leases and operating leases with an initial noncancellable term in excess of one year, as of March 31, 1995 are as follows:
                                             Capital     Operating
                                              Leases      Leases
                                            =========   ==========
                    1996                    $ 248,000   $  596,000
                    1997                       17,000      438,000
                    1998                         -         324,000
                    1999                         -          61,000
                                            ---------   ----------
  Total minimum lease payments                265,000   $1,419,000
                                                        ==========
  Less amounts representing interest           14,000
                                            ---------
  Present value of minimum lease payments   $ 251,000
                                            =========

Rental expense under operating leases with an initial noncancellable term in excess of one year was $535,000, $461,000, and $514,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

         Capital Expenditures

During fiscal year 1995, the Company completed the construction of a water and used oil treatment plant in Louisiana at a total cost of $1,550,000. During fiscal year 1996, the Company anticipates spending approximately $1,000,000 to upgrade plant, machinery and equipment. The Company intends to spend an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. Clean up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Surety Bonds

In the normal course of business the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 1995, the Company had $2,675,000 in outstanding bonds.

         Purchase Commitments and Off-Balance Sheet Transaction

The Company may from time to time enter into short term fuel purchase commitments. In order to fix the profit on the end market sale of the purchase commitment, the Company may enter into a hedge transaction in the financial futures market. As of March 31, 1995, the Company did not have any outstanding purchase commitments or hedges.

         Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. The Company extends credit on an unsecured basis to many of its aviation and marine customers, some of which have a line of credit in excess of $1,000,000. The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision, based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

         Potential Liability and Insurance

         The Company, through the use of subcontractors and its own operations, transports, stores, or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators, and others who may be injured. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events.
The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials.

         The Company's activities subject it to the risks of significant potential liability under Federal and state statutes, common law, and contractual indemnification agreements. The Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

         In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including intoplane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance, the Company will be adversely affected.

         The Company has exited several environmental businesses which handled hazardous wastes. These wastes were transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current Federal and state laws and regulations. Due to the cost of insurance relative to potential exposure, tail coverages were not purchased for businesses exited. The Company is currently responsible to Federal and state environmental agencies for clean-up costs at a site formerly operated by its subsidiary, Resource Recovery of America, which has been sold by the Company.

         The Company continuously reviews the adequacy of its insurance coverages. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial position or results of operations.

         Legal Matters

In January 1993, Hillsborough County sued the Company's International Petroleum Corporation of Florida subsidiary ("IPC"), along with 170 other defendants (or potentially responsible persons), in the U.S. District Court of the Middle District of Florida. The complaint seeks to recover response or cleanup costs for the Sydney Mine Waste Disposal Site under the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. section 9601 et. seq. (CERCLA or Superfund) and under Florida Statutes. The Company intends to vigorously defend this action.

There can be no assurance the Company will prevail in the foregoing legal proceeding, and management cannot estimate at this time the exposure of the Company if it does not prevail in this proceeding.

The Company is involved in other litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any other pending litigation or administrative proceedings, would not materially affect its financial condition or operations.

         Employment Agreements

The Company amended and restated its employment agreements with the Chairman of the Board and the President which expire on March 31, 2000. Each agreement provides for a salary and an annual bonus equal to 5% of the Company's income before income taxes in excess of $2,000,000. The agreements also provide that if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of up to three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers and previous and current employees. The agreements provide for minimum salary levels, as well as bonuses which are payable if specified management goals are attained.

During the years ended March 31, 1995, 1994 and 1993, approximately $3,963,000, $3,124,000 and $2,795,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, as of March 31, 1995 are as follows:

                                    1996             $2,709,000
                                    1997              1,844,000
                                    1998              1,425,000
                                    1999                574,000
                                    2000                662,000
                                                     ----------
                                                     $7,214,000
                                                     ==========

         Deferred Compensation Plan

The Company has an incentive compensation plan which provides incentive compensation to certain key personnel whose performance contributes to the profitability and growth of the existing Trans-Tec group of companies. The plan is unfunded and is not a qualified plan under the Internal Revenue Code. Under the plan, participants will be awarded units equal to 20% of the Trans-Tec group's net income, excluding the incentive compensation expense, and earn interest on their deferred amounts. The plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period, fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. The plan is administered by a plan committee appointed by the Board of Directors of Trans-Tec Services, Inc. The plan committee has the authority to suspend or terminate the plan, as well as the responsibility to allocate the amount of incentive compensation among participants, during each plan year. The plan's fiscal year corresponds to the Company's fiscal year.

(7) JOINT VENTURE

In August 1994, the Company, through its wholly-owned subsidiary World Fuel Services, Inc., began operation of a joint venture with Petrosur, an Ecuador corporation. The Company's ownership interest in the joint venture is 42%. The joint venture was organized under the name PetroSur-World Fuel to distribute jet fuel in Ecuador pursuant to a contract with the nationally owned oil company. The contract with the government may be terminated at any time. The Company has management oversight of the business activities of the joint venture. The joint venture arrangement has a term of five years and will automatically renew for a similar term unless one of the partners objects at least ninety days prior to the end of the term.

During fiscal year 1995, the Company has recorded in the accompanying consolidated statement of income its proportionate share of the net earnings of the joint venture which amounted to $544,000, included as part of Other, net. The amount of the investment in the joint venture totalled $544,000, and advances to the joint venture amounted to $338,000 as of March 31, 1995, and are included in other assets and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheet.

(8) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

         Business Segments

The Company operates in three business segments: aviation fueling, marine fueling and oil recycling. Information concerning the Company's operations by business segment is as follows:

                                       FOR THE YEAR ENDED MARCH 31,
                               -------------------------------------------
                                  1995            1994          1993
                               ============    ============   ============
REVENUE:
  Aviation fueling             $288,728,000    $233,982,000   $241,055,000
  Marine fueling (1)             54,578,000            -              -
  Oil recycling                  18,591,000      16,554,000     14,014,000
  Intersegment eliminations          (6,000)         (9,000)      (302,000)
                               ------------    ------------   ------------
    Consolidated revenues      $361,891,000    $250,527,000   $254,767,000
                               ============    ============   ============
INCOME FROM OPERATIONS:
  Aviation fueling             $ 12,304,000    $ 12,066,000   $  8,911,000
  Marine fueling (1)                220,000            -              -
  Oil recycling                   2,973,000       1,075,000      2,333,000
  Corporate                      (4,248,000)     (3,371,000)    (3,001,000)
  Intersegment eliminations            -               -          (177,000)
                               ------------    ------------   ------------
    Consolidated income
      from operations          $ 11,249,000    $  9,770,000   $  8,066,000
                               ============    ============   ============
IDENTIFIABLE ASSETS:
  Aviation fueling             $ 27,920,000    $ 26,535,000   $ 32,039,000
  Marine fueling                 34,313,000            -              -
  Oil recycling                  17,557,000      16,548,000     14,005,000
  Corporate                       9,746,000      10,604,000      4,506,000
  Discontinued operations              -               -         4,167,000
                               ------------    ------------   ------------
    Consolidated identifiable
      assets                   $ 89,536,000    $ 53,687,000   $ 54,717,000
                               ============    ============   ============
CAPITAL EXPENDITURES:
  Aviation fueling             $     27,000    $    101,000   $     58,000
  Marine fueling (1)                104,000            -              -
  Oil recycling                   1,901,000       3,078,000      3,755,000
  Corporate                         162,000         155,000         72,000
                               ------------    ------------   ------------
    Consolidated capital
      expenditures             $  2,194,000    $  3,334,000   $  3,885,000
                               ============    ============   ============
DEPRECIATION AND
AMORTIZATION:
  Aviation fueling             $    236,000    $    194,000   $    222,000
  Marine fueling (1)                140,000            -              -
  Oil recycling                     824,000       1,150,000      1,071,000
  Corporate                         173,000         158,000        180,000
                               ------------    ------------   ------------
    Consolidated depreciation
      and amortization         $  1,373,000    $  1,502,000   $  1,473,000
                               ============    ============   ============

(1)      The marine fueling segment reflects
         activity from January 1, 1995 to March 31, 1995.

Net assets of the discontinued operations, as described in Note 2, were transferred to continuing operations as of March 31, 1994.

         Foreign Operations

A summary of financial data for foreign operations is shown below as of, and for the fiscal years ended March 31, 1995, 1994 and 1993. Non-U.S. operations of the Company and its subsidiaries are conducted primarily in the United Kingdom. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                  1995           1994           1993
                               ===========    ===========    ===========
   Revenue                     $47,045,000    $28,382,000    $23,760,000
                               ===========    ===========    ===========
   Income from operations      $ 1,572,000    $   190,000    $   240,000
                               ===========    ===========    ===========
   Identifiable assets         $11,770,000    $ 1,872,000    $ 3,367,000
                               ===========    ===========    ===========

         Major Customers

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 1995, 1994 and 1993.

(9) QUARTERLY INFORMATION (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED,
                    -------------------------------------------------------
                     June 30,     September 30,  December 31,     March 31,
                       1994           1994           1994           1995
                    ===========    ===========    ===========   ============
Revenue             $72,524,000    $76,660,000    $78,103,000   $134,604,000
                    ===========    ===========    ===========   ============
Gross profit        $ 7,242,000    $ 5,731,000    $ 5,802,000   $  8,982,000
                    ===========    ===========    ===========   ============
Net income          $ 1,944,000    $ 1,760,000    $ 2,054,000   $  2,330,000
                    ===========    ===========    ===========   ============
Earnings per
  common and common
  equivalent share  $      0.41    $      0.37    $      0.43   $       0.45
                    ===========    ===========    ===========   ============

                                  FOR THE THREE MONTHS ENDED,
                    --------------------------------------------------------
                     June 30,     September 30,  December 31,     March 31,
                       1993           1993           1993           1994
                    ===========    ===========    ===========   ============
Revenue             $61,403,000    $63,128,000    $62,529,000   $ 63,467,000
                    ===========    ===========    ===========   ============
Gross profit        $ 6,464,000    $ 6,958,000    $ 5,847,000   $  7,682,000
                    ===========    ===========    ===========   ============
Net income          $ 1,446,000    $ 1,555,000    $ 1,259,000   $    935,000
                    ===========    ===========    ===========   ============
Earnings per
  common and common
  equivalent share  $      0.31    $      0.33    $      0.27   $       0.19
                    ===========    ===========    ===========   ============

                                                                    SCHEDULE II

                                   INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                 ------------------------------------------------------
                                 Balance at                    Charged to     Charged to                    Balance at
                                 beginning       Acquisition   costs and         other                         end
                                 of period       of business   expenses       accounts (1)   Deductions(2)  of period
                                 ==========      ==========    ==========     ==========     ==========     ==========

Year Ended March 31, 1995
- -------------------------
Allowance for bad debts          $2,464,000      $  250,000    $2,062,000     $2,408,000     $2,618,000     $4,566,000
                                 ==========      ==========    ==========     ==========     ==========     ==========

Year Ended March 31, 1994
- -------------------------
Allowance for bad debts          $2,635,000      $     -       $5,063,000     $  867,000     $6,101,000     $2,464,000
                                 ==========      ==========    ==========     ==========     ==========     ==========

Year Ended March 31, 1993
- -------------------------
Allowance for bad debts          $  963,000      $     -       $4,437,000     $  209,000     $2,974,000     $2,635,000
                                 ==========      ==========    ==========     ==========     ==========     ==========

Notes:

(1)      Recoveries of bad debts and reclassifications.  In fiscal year 1995, allowance for bad debts totaling $130,000 was transferred from the Company's discontinued operations to continued operations.

(2)      Accounts determined to be uncollectible.