Form 10-Q
period 1995-06-30
INTERNATIONAL RECOVERY CORP
filed 1995-08-02
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ to _____________________

                         COMMISSION FILE NUMBER 1-9533

                          INTERNATIONAL RECOVERY CORP.
             (Exact name of registrant as specified in its charter)

           Florida                                           59-2459427
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

700 South Royal Poinciana Blvd., Suite 800, Miami Springs, Florida   33166
         (Address of Principal Executive Offices)                  (Zip Code)

         Registrant's Telephone Number, including area code: (305) 884-2001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1995, the Registrant had a total of 7,922,518 shares of Common Stock, par value $0.01 per share, issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of International Recovery Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1995 will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1996.

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                   JUNE 30,      MARCH 31,
                                                                                     1995          1995
                                                                                  -----------    --------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $15,914,000    $10,907,000
  Accounts receivable, net of allowance
    for bad debts of $4,697,000 and
    $4,566,000 at June 30, 1995
    and March 31, 1995, respectively                                               41,280,000     38,800,000
  Inventories                                                                       3,956,000      3,714,000
  Prepaid expenses and other current assets                                         3,351,000      4,585,000
                                                                                  -----------   ------------

            Total current assets                                                   64,501,000     58,006,000
                                                                                  -----------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                                                602,000        705,000
  Buildings and improvements                                                        2,816,000      2,929,000
  Office equipment and furniture                                                    2,465,000      2,394,000
  Plant, machinery and equipment                                                   13,972,000     15,052,000
  Construction in progress                                                              2,000        184,000
                                                                                  -----------    -----------

                                                                                   19,857,000     21,264,000

  Less accumulated depreciation
    and amortization                                                                5,601,000      5,680,000
                                                                                  -----------    -----------

                                                                                   14,256,000     15,584,000
                                                                                  -----------    -----------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                                                       12,341,000     12,391,000
  Other                                                                             3,805,000      3,555,000
                                                                                  -----------    -----------

                                                                                  $94,903,000    $89,536,000
                                                                                  ===========    ===========









                                  (Continued)

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   JUNE 30,        MARCH 31,
                                                                                     1995            1995
                                                                                 -----------     -----------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $ 2,067,000     $ 2,128,000
  Accounts payable and accrued expenses                                           26,400,000      24,334,000
  Customer deposits                                                                1,818,000       1,559,000
  Accrued salaries and wages                                                         910,000         747,000
  Income taxes payable                                                             2,369,000       1,718,000
                                                                                 -----------     -----------

            Total current liabilities                                             33,564,000      30,486,000
                                                                                 -----------     -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities                                        4,276,000       4,447,000
  Accrued litigation settlement expense                                                -           1,300,000
  Deferred compensation                                                            1,069,000       1,237,000
  Deferred taxes                                                                     334,000           -
                                                                                 -----------     -----------

                                                                                   5,679,000       6,984,000
                                                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES
  (Note 2)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized,
    none issued                                                                           -               -
  Common stock, $.01 par value;
    10,000,000 shares authorized, 7,923,000 and 7,805,000 shares issued and outstanding at June 30, 1995 and March 31, 1995, respectively,
    net of treasury shares                                                            79,000          78,000
  Capital in excess of par value                                                  21,726,000      20,414,000
  Retained earnings                                                               33,912,000      31,631,000
  Less treasury stock, at cost                                                        57,000          57,000
                                                                                 -----------     -----------

                                                                                  55,660,000      52,066,000
                                                                                 -----------     -----------

                                                                                 $94,903,000     $89,536,000
                                                                                 ===========     ===========

  The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                                  JUNE 30,
                                         ----------------------------
                                             1995            1994
                                         ------------    ------------

Revenue                                  $138,960,000    $ 72,524,000

Cost of sales                             129,786,000      65,282,000
                                         ------------    ------------

         Gross profit                       9,174,000       7,242,000
                                         ------------    ------------

Operating expenses:
     Salaries and wages                     3,006,000       1,618,000
     Provision for bad debts                  150,000       1,211,000
     Other                                  2,356,000       1,444,000
                                         ------------    ------------

                                            5,512,000       4,273,000
                                         ------------    ------------

         Income from operations             3,662,000       2,969,000

Other income, net                             386,000         130,000
                                         ------------    ------------

     Income before income taxes             4,048,000       3,099,000

Provision for income taxes                  1,503,000       1,155,000
                                         ------------    ------------


Net income                               $  2,545,000    $  1,944,000
                                         ============    ============


Net income per share                     $        .32    $        .27
                                         ============    ============

Weighted average shares outstanding         8,023,000       7,181,000
                                         ============    ============















The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                             ------------------------
                                                1995          1994
                                             -----------   ----------

Cash flows from operating activities:
  Net income                                 $ 2,545,000   $1,944,000
                                             -----------   ----------

  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
      Depreciation and amortization              409,000      328,000
      Provision for bad debts                    150,000    1,211,000
      Deferred income tax provision              599,000        -
      Equity in earnings of joint venture       (377,000)       -
      Other non-cash operating charges            16,000        -

      Changes in assets and liabilities,
        net of assets sold and liabilities
        transferred:
        (Increase) decrease in-
           Accounts receivable                (2,630,000)   1,552,000
           Inventories                          (317,000)    (569,000)
           Prepaid expenses and other
              current assets                   1,093,000      823,000
           Other assets                          (36,000)     130,000

        Increase (decrease) in-
           Accounts payable, accrued expenses
              and customer deposits            2,325,000    2,225,000
           Accrued salaries and wages            163,000      (31,000)
           Income taxes payable                  651,000    1,054,000
           Deferred compensation                (168,000)       -
                                             -----------   ----------



           Total adjustments                   1,878,000    6,723,000
                                             -----------   ----------


        Net cash provided by operating
          activities                           4,423,000    8,667,000
                                             -----------   ----------







                                  (Continued)

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                             ------------------------
                                                1995          1994
                                             -----------   -----------

Cash flows from investing activities:
  Short-term investments                     $    -        $(3,500,000)
  Repayments from joint venture                  338,000         -
  Dividends received from joint venture          510,000         -
  Additions to property, plant and
    equipment                                   (246,000)     (482,000)
  Proceeds from sale of assets                   203,000         5,000
  Proceeds from notes receivable                 131,000         -
  Additional expenditures for acquisition
      of business                                (41,000)        -
                                             -----------   -----------


    Net cash provided by (used in)
      investing activities                       895,000    (3,977,000)
                                             -----------   -----------


Cash flows from financing activities:
  Dividends paid on common stock                (264,000)        -
  Proceeds from exercise of warrants               -           464,000
  Repayment of long-term debt                    (47,000)      (60,000)
                                             -----------   -----------


    Net cash (used in) provided by
          financing activities                  (311,000)      404,000
                                             -----------   -----------


Net increase in cash and cash
  equivalents                                  5,007,000     5,094,000

Cash and cash equivalents, at beginning
  of period                                   10,907,000     7,699,000
                                             -----------   -----------


Cash and cash equivalents, at end of
  period                                     $15,914,000   $12,793,000
                                             ===========   ===========












                                  (Continued)

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                 ------------------------
                                                    1995          1994
                                                 -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:
          Interest                               $    15,000   $    25,000
                                                 ===========   ===========

          Income taxes                           $   292,000   $   101,000
                                                 ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         In April 1995, the Company paid $1,300,000, representing its share of the stockholders' class action settlement, by issuing 117,825 shares of the Company's common stock at an agreed upon price of $11.03 per share (restated to reflect the 3 for 2 stock split). Accordingly, as of March 31, 1995, the Company classified the accrued litigation settlement expense as a long-term liability.

         As partial consideration for the sale of certain assets on June 1, 1995, the Company received $979,000 in notes receivable.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                 INTERNATIONAL RECOVERY CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

PRO-FORMA RESULTS

In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statement of income for the three months ended June 30, 1994. The following unaudited pro-forma results of operations for the three months ended June 30, 1994 assume that the Company acquired the Trans-Tec companies, as of April 1, 1994.

                                          THREE MONTHS ENDED
                                             JUNE 30, 1994
                                          ------------------

                  Revenue                    $110,691,000
                                             ============

                  Net Income                 $  2,150,000
                                             ============

                  Net Income Per Share       $        .28
                                             ============

The pro-forma results shown above are not necessarily indicative of those that would have occurred had the acquisition taken place on April 1, 1994.

STOCK SPLIT

On June 5, 1995, the Board of Directors approved a three for two stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of this split.

(2)  LONG-TERM DEBT


                                                                                 JUNE 30,    MARCH 31,
                                                                                  1995          1995
                                                                                ----------   ----------
Long-term debt consisted of the following:

Promissory notes issued in connection with the acquisition of the Trans-Tec group of companies, payable annually through January 1998, bearing interest
    at 9%, unsecured                                                            $6,000,000   $6,000,000

Capitalized lease obligations, payable through August 1996, interest at rates ranging from 10.2% to 10.7% (secured by equipment with a net book value of
    $237,000 and $263,000 at June 30, 1995 and March 31, 1995, respectively)       206,000      251,000

Equipment notes, payable monthly through May 1998, interest at rates ranging
    from 6.8% to 7.0%, secured by equipment                                        137,000      147,000

Mortgage note, transferred effective
    June 1, 1995 to the buyer of the
    Georgia operations (see Note 3)                                                  -          177,000
                                                                                ----------   ----------
                                                                                 6,343,000    6,575,000

Less current maturities                                                          2,067,000    2,128,000
                                                                                ----------   ----------
                                                                                $4,276,000   $4,447,000
                                                                                ==========   ==========


(3)  DISPOSITION OF ASSETS

Effective June 1, 1995, the Company sold substantially all of the operating assets and liabilities of International Petroleum Corporation of Georgia ("IPC-GA"), a subsidiary of the Company engaged in the used oil recycling business, to Mr. Barry Paul, the former president of the entity from which IPC-GA initially purchased these assets in August 1990. Mr. Paul is the cousin of the Company's President. The sales price was $1,179,000, which closely approximated the Company's carrying values of the net assets sold. A cash payment of $200,000 was received at closing, and a promissory note for $979,000 was obtained for the balance. The promissory note bears interest at 10% per annum, has a term of 12 years commencing June 1, 1995, and is payable in equal monthly installments of principal and interest. The promissory note is collateralized by the property, plant and equipment sold.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc., a New York corporation, and Trans-Tec Servicios, S.A., a Costa Rica corporation, and acquired all of the outstanding stock of Trans- Tec Services (UK), Ltd., a United Kingdom corporation ("UK"). The UK company owns Trans-Tec Services (Singapore) Pte., Ltd. As the acquisition was accounted for as a purchase, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statement of income for the three months ended June 30, 1994. See Note 1 of notes to the consolidated financial statements.

THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
    THE THREE MONTHS ENDED JUNE 30, 1994

         The Company's revenues for the first quarter ended June 30, 1995 were $138,960,000, an increase of $66,436,000, or 91.6%, as compared to revenues of $72,524,000 for the corresponding period the prior year. The Company's revenues during these periods were attributable to the following segments:

                                                             PERCENT
                             THREE MONTHS ENDED JUNE 30,     INCREASE
                                 1995           1994        (DECREASE)
                            ------------   ------------     ----------

  Aviation Fueling          $ 62,859,000   $ 68,003,000       (7.6%)
  Marine Fueling              72,087,000         -              *
  Oil Recycling                4,014,000      4,521,000      (11.2)
                            ------------   ------------

  Total Revenue             $138,960,000   $ 72,524,000       91.6%
                            ============   ============       =====

         * Percent not meaningful

         The aviation fueling segment contributed $62,859,000 of revenue for the three months ended June 30, 1995. This represented a decrease in revenue of $5,144,000, or 7.6%, as compared to the same period last year. This decrease in revenue was due to a decrease in low profit bulk transactions and the termination of the fuel terminaling operations conducted at Miami International Airport, which contract was not renewed effective June 30, 1994. Partially offsetting was a price related revenue increase which reflects general market conditions. The marine fueling segment contributed $72,087,000 in revenues. The oil recycling segment contributed $4,014,000 of revenue for the three months ended June 30, 1995. This was a decrease in revenue of $507,000, or 11.2% as compared to the same period last year. The revenue decrease was due to lower sales volume. Partially offsetting were higher used oil and waste water collection revenues, and a price related increase on recycled product.

         The Company's gross profit of $9,174,000 increased by $1,932,000, or 26.7%, as compared to the same period last year. The Company's gross margin decreased from 10.0% for the three months ended June 30, 1994 to 6.6% for the three months ended June 30, 1995.

         The Company's aviation fueling business achieved a 7.8% gross margin for the three months ended June 30, 1995, as compared to 8.7% achieved for the same period during the prior fiscal year. The decline in the gross margin was largely attributed to a lower fuel terminaling gross profit. The Company's marine fueling segment achieved a 4.2% gross margin for the three months ended June 30, 1995. The gross margin in the Company's oil recycling segment increased from 29.2% for the three months ended June 30, 1994, to 31.5% for the three months ended June 30, 1995. This improvement in gross margin is attributed to higher collection revenue.

         Total operating expenses for the three months ended June 30, 1995 were $5,512,000, an increase of $1,239,000, or 29.0%, as compared to the same period a year ago. This increase resulted from operating expenses of the marine segment, which totalled $2,358,000. Partially offsetting was a $1,235,000 decrease in the aviation segment provision for bad debts due to a year over year improvement in the quality of accounts receivable. In relation to revenue, total operating expenses decreased from 5.9% to 4.0%.

         The Company's income from operations for the three months ended June 30, 1995 was $3,662,000, an increase of $693,000, or 23.3%, as compared to the same period a year ago. Income from operations during these periods was attributable to the following segments:

                                                          PERCENT
                          THREE MONTHS ENDED JUNE 30,     INCREASE
                               1995         1994         (DECREASE)
                            ----------   ----------      ----------

  Aviation Fueling          $3,499,000   $3,165,000        10.6%
  Marine Fueling               678,000         -               *
  Oil Recycling                562,000      567,000        (1.0)
  Corporate Overhead        (1,077,000)    (763,000)       41.2
                            ----------   ----------

  Total Income From
    Operations              $3,662,000   $2,969,000        23.3%
                            ==========   ==========        =====

            * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $334,000, or 10.6%, for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994. This improvement resulted from a decrease in the provision for bad debts and a price related revenue increase. Partially offsetting were a lower product volume sold and lower operating income from the Company's fuel terminaling activities.

         The marine fueling segment earned $678,000 in income from operations for the three months ended June 30, 1995. The gross profit of this segment was $3,036,000, reduced by $2,358,000 in operating expenses.

         Income from operations of the oil recycling segment decreased by $5,000, or 1.0%, for the three months ended June 30, 1995, as compared to the same period last year. This decrease, which resulted primarily from lower sales volumes, was largely offset by higher margins and lower operating expenses.

         Corporate overhead costs not charged to the business segments totalled $1,077,000 for the three months ended June 30, 1995, an increase of $314,000, or 41.2%, as compared to the same period last year. This increase was due to higher salaries and payroll related costs. In relation to revenue, total corporate overhead remained relatively constant at 1.0% for the three months ended June 30, 1995, as compared to 1.1% for the same period a year prior.

         In the three months ended June 30, 1995, the Company had net other income of $386,000, an increase of $256,000 over the same period a year ago. This improvement was due to $377,000 in equity earnings of a joint venture and an increase in net interest income which is the result of the Company's improved liquidity. Partially offsetting this increase was $109,000 in foreign currency transaction losses.

         Net income for the three months ended June 30, 1995 was $2,545,000, an increase of $601,000, as compared to net income for the three months ended June 30, 1994. Earnings per share of $.32 for the three months ended June 30, 1995 exhibited a $.05 increase over the $.27 achieved during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $15,914,000 at June 30, 1995, as compared to $10,907,000 at March 31, 1995. The principal sources of cash during the first quarter of fiscal year 1996 were $4,423,000 in net cash provided by operating activities, $848,000 in dividends and repayments of advances from the joint venture, $203,000 from proceeds on sale of assets and $131,000 from collections on notes receivable. Partially offsetting the increase in cash and cash equivalents was $264,000 in a common stock dividend and $246,000 used for the purchase and construction of plant, equipment and other capital expenditures. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 1995 was $30,937,000, exhibiting a $3,417,000 increase from working capital as of March 31, 1995. As of June 30, 1995, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $45,977,000, an increase of $2,611,000, as compared to the March 31, 1995 balance. This increase in accounts receivable resulted from a $5,009,000 increase in the marine segment accounts receivable, due to higher trade sales. Partially offsetting were a decrease of $1,737,000 in the aviation segment and a $658,000 decrease in the oil recycling segment. The allowance for bad debts as of June 30, 1995 amounted to $4,697,000, an increase of $131,000 when compared to the March 31, 1995 balance. During the first quarter of fiscal year 1996, the Company charged $150,000 to the provision for bad debts.

         Inventories at June 30, 1995, were $242,000 higher as compared to March 31, 1995. This increase consisted of a $421,000 increase in inventories in the oil recycling segment, partially offset by a $179,000 decrease in the aviation fueling segment.

         Capital expenditures for the first quarter ended June 30, 1995 consisted primarily of $121,000 in office equipment and furniture as well as $109,000 in plant construction costs. Effective June 1, 1995, the Company sold property plant and equipment, with a net book value of $1,294,000, utilized in its Georgia oil recycling operations. See Note 3 of notes to the consolidated financial statements. During fiscal year 1996, the Company anticipates spending approximately $1,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. Clean up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         In the aggregate, accounts payable, accrued expenses and customer deposits increased $2,325,000. This increase is attributed to higher trade sales in the marine segment. Accrued salaries and wages increased $163,000, principally as the result of sales and management performance bonuses.

         Income taxes payable at June 30, 1995, increased by $651,000, when compared to March 31, 1995. This increase resulted from the payment of the first quarter installment for fiscal year 1996, subsequent to June 30, 1995, in accordance with federal and state regulations.

         Long-term liabilities as of June 30, 1995, were $5,679,000 exhibiting a $1,305,000 decrease as compared to March 31, 1995. This decrease was primarily the result of the issuance of the Company's common stock in settlement of the $1,300,000 accrued litigation settlement expense. Stockholders' equity amounted to $55,660,000, or $7.03 per share, at June 30, 1995 compared to $52,066,000, or
$6.67 per share, at March 31, 1995.

         The Company's working capital requirements are not expected to vary substantially during fiscal year 1996. The Company expects to meet its cash requirements for fiscal year 1996 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Except for the proceedings described in the Company's Form 10-K for the fiscal year ended March 31, 1995, there are no material legal proceedings to which the Company or any of its subsidiaries is a party.

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) During the three months ended June 30, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 2, 1995                 INTERNATIONAL RECOVERY CORP.

                                      /S/ RALPH R. WEISER
                                     -----------------------------
                                     RALPH R. WEISER
                                     CHAIRMAN OF THE BOARD


                                     /S/ CARLOS A. ABAUNZA
                                     -----------------------------
                                     CARLOS A. ABAUNZA
                                     CHIEF FINANCIAL OFFICER