Form 10-Q
period 1995-09-30
WORLD FUEL SERVICES CORP
filed 1995-11-01
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ to _____________________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
                     (formerly International Recovery Corp.)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1995, the Registrant had a total of 7,922,518 shares of Common Stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 1995 will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1996.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                 SEPTEMBER 30,   MARCH 31,
                                                                                      1995          1995
                                                                                  ------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 17,042,000   $10,907,000
  Accounts receivable, net of allowance
    for bad debts of $5,000,000 and
    $4,566,000 at September 30, 1995
    and March 31, 1995, respectively                                                45,504,000    38,800,000
  Inventories                                                                        3,772,000     3,714,000
  Prepaid expenses and other current assets                                          3,695,000     4,585,000
                                                                                  ------------   -----------
            Total current assets                                                    70,013,000    58,006,000
                                                                                  ------------   -----------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                                                 601,000       705,000
  Buildings and improvements                                                         2,818,000     2,929,000
  Office equipment and furniture                                                     2,572,000     2,394,000
  Plant, machinery and equipment                                                    14,143,000    15,052,000
  Construction in progress                                                               8,000       184,000
                                                                                  ------------   -----------
                                                                                    20,142,000    21,264,000
  Less accumulated depreciation
    and amortization                                                                 5,799,000     5,680,000
                                                                                  ------------   -----------
                                                                                    14,343,000    15,584,000
                                                                                  ------------   -----------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                                                        12,303,000    12,391,000
  Other                                                                              3,581,000     3,555,000
                                                                                  ------------   -----------
                                                                                  $100,240,000   $89,536,000
                                                                                  ============   ===========



                                   (Continued)
                                  Page 3 of 19

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                SEPTEMBER 30,    MARCH 31,
                                                                                    1995           1995
                                                                                ------------    -----------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $  1,957,000    $ 2,128,000
  Accounts payable and accrued expenses                                           30,946,000     24,334,000
  Customer deposits                                                                1,358,000      1,559,000
  Accrued salaries and wages                                                       1,511,000        747,000
  Income taxes payable                                                               953,000      1,718,000
                                                                                ------------    -----------
            Total current liabilities                                             36,725,000     30,486,000
                                                                                ------------    -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities                                        4,104,000      4,447,000
  Accrued litigation settlement expense                                                -          1,300,000
  Deferred compensation                                                            1,184,000      1,237,000
  Deferred income taxes                                                              294,000          -
                                                                                ------------    -----------
                                                                                   5,582,000      6,984,000
                                                                                ------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized,
    none issued                                                                           -              -
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    7,923,000 and 7,805,000 shares issued and
    outstanding at September 30, 1995
    and March 31, 1995, respectively,
    net of treasury shares                                                            79,000         78,000
  Capital in excess of par value                                                  21,740,000     20,414,000
  Retained earnings                                                               36,171,000     31,631,000
  Less treasury stock, at cost                                                        57,000         57,000
                                                                                ------------    -----------
                                                                                  57,933,000     52,066,000
                                                                                ------------    -----------
                                                                                $100,240,000    $89,536,000
                                                                                ============    ===========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                             1995            1994
                                                                        ------------    ------------
Revenue                                                                 $284,618,000    $149,184,000

Cost of sales                                                            265,533,000     136,211,000
                                                                        ------------    ------------
     Gross profit                                                         19,085,000      12,973,000
                                                                        ------------    ------------

Operating expenses:
     Salaries and wages                                                    6,195,000       3,371,000
     Provision for bad debts                                                 836,000       1,288,000
     Other                                                                 4,648,000       2,766,000
                                                                        ------------    ------------

                                                                          11,679,000       7,425,000
                                                                        ------------    ------------
     Income from operations                                                7,406,000       5,548,000

Other income, net                                                            824,000         372,000
                                                                        ------------    ------------
     Income before income taxes                                            8,230,000       5,920,000

Provision for income taxes                                                 3,030,000       2,216,000
                                                                        ------------    ------------

Net income                                                              $  5,200,000    $  3,704,000
                                                                        ============    ============


Net income per share                                                    $        .65    $        .52
                                                                        ============    ============


Weighted average shares outstanding                                        8,050,000       7,191,000
                                                                        ============    ============



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       --------------------------
                                                                           1995          1994
                                                                       ------------   -----------
Revenue                                                                $145,658,000   $76,660,000

Cost of sales                                                           135,747,000    70,929,000
                                                                       ------------   -----------

     Gross profit                                                         9,911,000     5,731,000
                                                                       ------------   -----------

Operating expenses:
     Salaries and wages                                                   3,189,000     1,753,000
     Provision for bad debts                                                686,000        77,000
     Other                                                                2,292,000     1,322,000
                                                                       ------------   -----------

                                                                          6,167,000     3,152,000
                                                                       ------------   -----------

     Income from operations                                               3,744,000     2,579,000

Other income, net                                                           438,000       242,000
                                                                       ------------   -----------

     Income before income taxes                                           4,182,000     2,821,000

Provision for income taxes                                                1,527,000     1,061,000
                                                                       ------------   -----------

Net income                                                             $  2,655,000   $ 1,760,000
                                                                       ============   ===========


Net income per share                                                   $        .33   $       .24
                                                                       ============   ===========


Weighted average shares outstanding                                       8,076,000     7,200,000
                                                                       ============   ===========




The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   -----------------------
                                                                                      1995         1994
                                                                                   ----------  -----------
Cash flows from operating activities:
  Net income                                                                       $5,200,000   $3,704,000
                                                                                   ----------   ----------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
      Depreciation and amortization                                                   816,000      610,000
      Provision for bad debts                                                         836,000    1,288,000
      Deferred income taxes                                                           559,000      573,000
      Equity in earnings of joint venture                                            (856,000)        -
      Other non-cash operating charges                                                 30,000         -
      Changes in assets and liabilities,
        net of assets sold and liabilities
        transferred:
        (Increase) decrease in-
           Accounts receivable                                                     (7,590,000)     243,000
           Inventories                                                               (133,000)    (182,000)
           Prepaid expenses and other
              current assets                                                          569,000     (101,000)
           Other assets                                                              (164,000)     (33,000)

        Increase (decrease) in-
           Accounts payable, accrued expenses
              and customer deposits                                                 5,829,000      613,000
           Accrued salaries and wages                                                 764,000      352,000
           Income taxes payable                                                      (764,000)     490,000
                                                                                   ----------   ----------
           Total adjustments                                                         (104,000)   3,853,000
                                                                                   ----------   ----------

    Net cash provided by operating
      activities                                                                    5,096,000    7,557,000
                                                                                   ----------   ----------



                                   (Continued)
                                  Page 7 of 19

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            -----------------------------------
                                                                                  1995                  1994
                                                                            --------------           -----------
Cash flows from investing activities:
  Short-term investments                                                       $        -            $(3,500,000)
  Repayments from joint venture                                                    338,000                 -
  Dividends received from joint venture                                            708,000                 -
  Additions to property, plant and
    equipment                                                                     (611,000)             (786,000)
  Proceeds from sale of assets                                                     207,000                27,000
  Proceeds from notes receivable                                                   793,000               569,000
  Additional expenditures for acquisition
    of business                                                                    (40,000)                -
                                                                                ----------           -----------

    Net cash provided by (used in)
      investing activities                                                       1,395,000            (3,690,000)
                                                                                ----------           -----------

Cash flows from financing activities:
  Dividends paid on common stock                                                  (264,000)             (239,000)
  Proceeds from exercise of warrants                                                    -                464,000
  Repayment of long-term debt                                                      (92,000)             (120,000)
                                                                                ----------           -----------
    Net cash (used in) provided by
       financing activities                                                       (356,000)              105,000
                                                                                ----------           -----------

Net increase in cash and cash
  equivalents                                                                    6,135,000             3,972,000

Cash and cash equivalents, at beginning
  of period                                                                     10,907,000             7,699,000
                                                                                ----------           -----------

Cash and cash equivalents, at end of
  period                                                                       $17,042,000           $11,671,000
                                                                               ===========           ===========


                                   (Continued)
                                  Page 8 of 19

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                                                  SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -----------------------
                                                                                   1995         1994
                                                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:
          Interest                                                             $   38,000   $   44,000
                                                                               ==========   ==========

          Income taxes                                                         $3,276,000   $1,115,000
                                                                               ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         On July 28, 1995, in accordance with the Acquisition Agreement relating to the Trans-Tec acquisition, the Company reduced the principal outstanding under the promissory notes issued in connection with the acquisition by $229,000, because the Company was unable to collect or realize certain of the acquired assets. Of this amount, $207,000 reduced Goodwill and $22,000 reduced Prepaid expenses and other current assets.

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

         Cash dividends declared, but not yet paid, totaling $396,000 and $238,000, were included in the accounts payable balances as of September 30, 1995 and 1994, respectively.

         The Company had $378,000 in assets held for sale, previously included in property, plant and equipment, which were reclassified to prepaid expenses and other current assets as of September 30, 1994.

         During the six months ended September 30, 1994, notes receivable totaling $267,000 were recorded in connection with the recovery of previously written-off accounts receivable.

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

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

ORGANIZATION AND NATURE OF ACQUISITIONS

On August 21, 1995, the shareholders of International Recovery Corp. approved a change in the Company's name to World Fuel Services Corporation.

In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statements of income for the three and six months ended September 30, 1994. The following unaudited pro-forma consolidated results of operations for the three and six months ended September 30, 1994, assume that the Company acquired the Trans-Tec group of companies as of April 1, 1994.

                               PRO-FORMA           PRO-FORMA
                          THREE MONTHS ENDED    SIX MONTHS ENDED
                          SEPTEMBER 30, 1994   SEPTEMBER 30, 1994
                          ------------------   ------------------
    Revenue                  $147,564,000         $258,255,000
                             ============         ============

    Net Income               $  2,135,000         $  4,285,000
                             ============         ============

    Net Income Per Share     $        .27         $        .55
                             ============         ============

The pro-forma consolidated results shown above are not necessarily indicative of those that would have occurred had the acquisition taken place on April 1, 1994.

(2) DISPOSITION OF ASSETS

Effective June 1, 1995, the Company sold substantially all of the operating assets and liabilities of International Petroleum Corporation of Georgia ("IPC-GA"), a subsidiary of the Company engaged in the used oil recycling business, to Universal Refining, LLC ("URL") and Mr. Barry Paul. URL's president is Mr. Barry Paul, the former president of IPC-GA and of the entity from which IPC-GA initially purchased these assets in August 1990. Mr. Paul is the cousin of the Company's President. The sales price was $1,179,000, which closely approximated the Company's carrying values of the net assets sold. A cash payment of $200,000 was received at closing, and a promissory note for $979,000 was obtained for the balance. The promissory note bears interest at 10% per annum, has a term of 12 years commencing June 1, 1995, and is payable in equal monthly installments of principal and interest. The promissory note is collateralized by the property, plant and equipment sold.

(3) STOCKHOLDERS' EQUITY

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc., a New York corporation, and Trans-Tec Servicios, S.A., a Costa Rica corporation, and acquired all of the outstanding stock of Trans-Tec Services (UK), Ltd., a United Kingdom corporation ("UK"). The UK company owns Trans-Tec Services (Singapore) Pte., Ltd. As the acquisition was accounted for as a purchase, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statements of income for the three and six months ended September 30, 1994. See Note 1 of notes to the consolidated financial statements.

THE SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
    THE SIX MONTHS ENDED SEPTEMBER 30, 1994

         The Company's revenue for the six months ended September 30, 1995 was $284,618,000, an increase of $135,434,000, or 90.8%, as compared to revenue of $149,184,000 for the corresponding period the prior year. The Company's revenue during these periods was attributable to the following segments:

                                                              PERCENT
                             SIX MONTHS ENDED SEPTEMBER 30,  INCREASE
                                  1995            1994      (DECREASE)
                              ------------    ------------  ----------
  Aviation Fueling            $136,398,000    $140,055,000    (2.6%)
  Marine Fueling               139,936,000           -          *
  Oil Recycling                  8,284,000       9,135,000    (9.3)
  Intersegment Eliminations          -              (6,000)     *
                              ------------    ------------
  Total Revenue               $284,618,000    $149,184,000    90.8%
                              ============    ============    =====

         * Percent not meaningful

         The aviation fueling segment contributed $136,398,000 in revenue for the six months ended September 30, 1995. This represented a decrease in revenue of $3,657,000, or 2.6%, as compared to the same period last year. This decrease in revenue was due to a volume decrease in narrow margin bulk transactions and the termination of the fuel terminaling operations conducted at Miami International Airport, which contract was not renewed effective June 30, 1994. Partially offsetting was a price related revenue increase which reflects general market conditions. The marine fueling segment contributed $139,936,000 in revenue. The oil recycling segment contributed $8,284,000 in revenue for the six months ended September 30, 1995. This was a decrease in revenue of $851,000, or 9.3%, as compared to the same period last year. The revenue decrease was due to the sale of its Georgia operations (see Note 2) and lower sales volume. Partially offsetting were higher used oil and waste water collection revenues, and a price related increase on recycled product.

         The Company's gross profit of $19,085,000 increased by $6,112,000, or 47.1%, as compared to the same period last year. The Company's gross margin decreased from 8.7% for the six months ended September 30, 1994 to 6.7% for the six months ended September 30, 1995.

         The Company's aviation fueling business achieved a 7.5% gross margin for the six months ended September 30, 1995, as compared to 7.2% achieved for the same period during the prior fiscal year. The increase in the gross margin was largely attributed to a reduction in narrow margin bulk transactions. The Company's marine fueling segment achieved a 4.4% gross margin for the six months ended September 30, 1995. The gross margin in the Company's oil recycling segment increased from 31.0% for the six months ended September 30, 1994, to 32.7% for the six months ended September 30, 1995.

         Total operating expenses for the six months ended September 30, 1995 were $11,679,000, an increase of $4,254,000, or 57.3%, as compared to the same period a year ago. This increase resulted primarily from operating expenses of the marine fueling segment, which totalled $4,708,000 and higher corporate overhead salaries and payroll related costs totalling $526,000. Partially offsetting were a $747,000 decrease in the aviation segment provision for bad debts and $317,000 due to the termination of the Company's fuel terminaling activities. In relation to revenue, total operating expenses decreased from 5.0% to 4.1%.

         The Company's income from operations for the six months ended September 30, 1995 was $ 7,406,000, an increase of $1,858,000, or 33.5%, as compared to the same period a year ago. Income from operations during these periods was attributable to the following segments:

                           SIX MONTHS ENDED SEPTEMBER 30,         PERCENT
                               1995              1994             INCREASE
                            ----------        ----------          --------
  Aviation Fueling          $6,978,000        $5,898,000            18.3%
  Marine Fueling             1,453,000             -                  *
  Oil Recycling              1,472,000         1,469,000              *
  Corporate Overhead        (2,497,000)       (1,819,000)           37.3
                            ----------        ----------
  Total Income from
    Operations              $7,406,000        $5,548,000            33.5%
                            ==========        ==========            =====

            * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $1,080,000, or 18.3%, for the six months ended September 30, 1995, as compared to the six months ended September 30, 1994. This improvement resulted from a price related revenue increase and a decrease in the provision for bad debts. Partially offsetting were a volume decrease in narrow margin bulk transactions and lower operating income due to the termination of the Company's fuel terminaling activities. The marine fueling segment earned $1,453,000 in income from operations for the six months ended September 30, 1995. The gross profit of this segment was $6,161,000, reduced by $4,708,000 in operating expenses. Income from operations of the oil recycling segment increased by $3,000, for the six months ended September 30, 1995, as compared to the same period last year.

         Corporate overhead costs not charged to the business segments totalled $2,497,000 for the six months ended September 30, 1995, an increase of $678,000, or 37.3%, as compared to the same period last year. This increase was due largely to higher salaries and payroll related costs. In relation to revenue, total corporate overhead decreased to .9% for the six months ended September 30, 1995, as compared to 1.2% for the same period a year prior.

         In the six months ended September 30, 1995, the Company had net other income of $824,000, an increase of $452,000 over the same period a year ago. This improvement was due primarily to $856,000 in equity earnings of a joint venture. Partially offsetting this increase was $213,000 related to foreign currency transactions.

         Net income for the six months ended September 30, 1995 was $5,200,000, an increase of $1,496,000, as compared to net income for the six months ended September 30, 1994. Earnings per share of $.65 for the six months ended September 30, 1995 exhibited a $.13 increase over the $.52 achieved during the same period last year.

THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
    THE THREE MONTHS ENDED SEPTEMBER 30, 1994

         The Company's revenue for the three months ended September 30, 1995 was $145,658,000, an increase of $68,998,000, or 90.0%, as compared to revenue of $76,660,000 for the corresponding period the prior year. The Company's revenue during these periods was attributable to the following segments:

                                                               PERCENT
                           THREE MONTHS ENDED SEPTEMBER 30,    INCREASE
                                   1995            1994       (DECREASE)
                              -----------    -----------      ----------
  Aviation Fueling            $73,539,000    $72,052,000          2.1%
  Marine Fueling               67,849,000          -               *
  Oil Recycling                 4,270,000      4,614,000         (7.5)
  Intersegment Eliminations           -           (6,000)          *
                              -----------    -----------
  Total Revenue              $145,658,000    $76,660,000         90.0%
                             ============    ===========        ======

         * Percent not meaningful

         The aviation fueling segment contributed $73,539,000 of revenue for the three months ended September 30, 1995. This represented an increase in revenue of $1,487,000, or 2.1%, as compared to the same period last year. This increase in revenue was due to an overall price related revenue increase and higher sales volume. The marine fueling segment contributed $67,849,000 in revenues. The oil recycling segment contributed $4,270,000 of revenue for the three months ended September 30, 1995. This was a decrease in revenue of $344,000, or 7.5% as compared to the same period last year. The revenue decrease was due to the sale of its Georgia operations and a price related decrease on recycled product. Partially offsetting were higher used oil and waste water collection revenues.

         The Company's gross profit of $9,911,000 increased by $4,180,000, or 72.9%, as compared to the same period last year. The Company's gross margin decreased from 7.5% for the three months ended September 30, 1994 to 6.8% for the three months ended September 30, 1995.

         The Company's aviation fueling business achieved a 7.3% gross margin for the three months ended September 30, 1995, as compared to 5.9% achieved for the same period during the prior fiscal year. The Company's marine fueling segment achieved a 4.6% gross margin for the three months ended September 30, 1995. The gross margin in the Company's oil recycling segment increased from 32.8% for the three months ended September 30, 1994, to 33.9% for the three months ended September 30, 1995.

         Total operating expenses for the three months ended September 30, 1995 were $6,167,000, an increase of $3,015,000, or 95.7%, as compared to the same period a year ago. This increase resulted primarily from operating expenses of the marine segment, which totalled $2,350,000, and a $488,000 increase in the aviation segment provision for bad debts. In relation to revenue, total operating expenses increased from 4.1% to 4.2%.

         The Company's income from operations for the three months ended September 30, 1995 was $3,744,000, an increase of $1,165,000, or 45.2%, as compared to the same period a year ago. Income from operations during these periods was attributable to the following segments:

                      THREE MONTHS ENDED SEPTEMBER 30,   PERCENT
                             1995           1994         INCREASE
                          ----------     ----------      --------
  Aviation Fueling        $3,479,000     $2,733,000        27.3%
  Marine Fueling             775,000           -             *
  Oil Recycling              910,000        902,000          *
  Corporate Overhead      (1,420,000)    (1,056,000)       34.5
                          ----------     ----------
Total Income From
    Operations            $3,744,000     $2,579,000        45.2%
                          ==========     ==========        =====
     * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $746,000, or 27.3%, for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994. This improvement resulted from product volume and price related revenue increases. Partially offsetting was an increase in the provision for bad debts. The marine fueling segment earned $775,000 in income from operations for the three months ended September 30, 1995. The gross profit of this segment was $3,125,000, reduced by $2,350,000 in operating expenses. Income from operations of the oil recycling segment increased by $8,000 for the three months ended September 30, 1995, as compared to the same period last year.

         Corporate overhead costs not charged to the business segments totalled $1,420,000 for the three months ended September 30, 1995, an increase of $364,000, or 34.5%, as compared to the same period last year. This increase was due to higher salaries and payroll related costs. In relation to revenue, total corporate overhead decreased to 1.0% for the three months ended September 30, 1995, as compared to 1.4% for the same period a year prior.

         In the three months ended September 30, 1995, the Company had net other income of $438,000, an increase of $196,000 over the same period a year ago. This improvement was due to $479,000 in equity earnings of a joint venture. Partially offsetting this increase was $102,000 in foreign currency transaction losses.

         Net income for the three months ended September 30, 1995 was $2,655,000, an increase of $895,000, as compared to net income for the three months ended September 30, 1994. Earnings per share of $.33 for the three months ended September 30, 1995 exhibited a $ .09 increase over the $.24 achieved during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $17,042,000 at September 30, 1995 as compared to $10,907,000 at March 31, 1995. The principal sources of cash during the first half of fiscal year 1996 were $5,096,000 in net cash provided by operating activities, $1,046,000 in dividends and repayments of advances from the joint venture, $793,000 from collections on notes receivable and $207,000 from proceeds on the sale of assets. Partially offsetting the increase in cash and cash equivalents was $611,000 used for the purchase and construction of plant, equipment and other capital expenditures, and $264,000 in a dividend paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of September 30, 1995 was $33,288,000, exhibiting a $5,768,000 increase from working capital as of March 31, 1995.

         As of September 30, 1995, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $50,504,000, an increase of $7,138,000 as compared to the March 31, 1995 balance. This increase in accounts receivable resulted from a $5,283,000 and $2,406,000 increase in the marine and aviation segments' accounts receivable, respectively. Partially offsetting was a decrease of $551,000 in the oil recycling segment. The allowance for bad debts as of September 30, 1995 amounted to $5,000,000, an increase of $434,000 when compared to the March 31, 1995 balance. During the first half of fiscal year 1996, the Company charged $836,000 to the provision for bad debts and had charge-offs in excess of recoveries of $402,000.

         Capital expenditures, which amounted to $611,000 for the first half of fiscal year 1996, consisted primarily of $231,000 in office equipment and furniture, $209,000 in delivery equipment as well as $115,000 in plant construction costs. Effective June 1, 1995, the Company sold property, plant and equipment, with a net book value of $1,294,000, of its Georgia oil recycling operations. During fiscal year 1996, the Company anticipates spending approximately $1,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. Clean up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         In the aggregate, accounts payable, accrued expenses and customer deposits increased $6,411,000. This increase is attributed to the marine and aviation segments. Accrued salaries and wages increased $764,000, principally as the result of sales and management performance bonuses.

         Long-term liabilities as of September 30, 1995, were $5,582,000 exhibiting a $1,402,000 decrease as compared to March 31, 1995. This decrease was primarily the result of the issuance of the Company's common stock in settlement of the $1,300,000 accrued litigation settlement expense. Stockholders' equity amounted to $57,933,000, or $7.31 per share, at September 30, 1995 compared to $52,066,000, or $6.67 per share, at March 31, 1995.

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

ITEM 2.           CHANGES IN SECURITIES - None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's annual meeting of stockholders was held on August 21, 1995.

                  The matters voted on at the meeting were the election of directors, a proposal to change the Company's name to World Fuel Services Corporation and a proposal to increase the number of shares issuable under the 1986 Employee Stock Option Plan. All of the Company's director nominees were elected and the proposals were approved.

                  ELECTION OF DIRECTORS

                     NAME OF DIRECTOR            VOTES FOR  VOTES AGAINST
                     ----------------            ---------  -------------
                  1. Ralph R. Weiser             6,624,387      11,495
                  2. Jerrold Blair               6,624,387      11,495
                  3. Celestin Durand, III        6,623,637      12,245
                  4. Ralph R. Feuerring          6,624,387      11,495
                  5. John R. Benbow              6,624,387      11,495
                  6. Phillip S. Bradley          6,624,363      11,519
                  7. Myles Klein                 6,622,337      13,545
                  8. Michael Kasbar              6,624,387      11,495
                  9. Paul Stebbins               6,624,387      11,495

                  PROPOSAL TO CHANGE NAME OF COMPANY

                  FOR           AGAINST          ABSTAIN
                  6,596,406     16,468            23,008

                  PROPOSAL TO INCREASE EMPLOYEE STOCK OPTION PLAN SHARES
                  FOR           AGAINST          ABSTAIN
                  5,499,282     1,079,530         57,070

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) During the three months ended September 30, 1995, the Company did not file any reports on Form 8-K.

                                  Page 18 0f 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: NOVEMBER 1, 1995                WORLD FUEL SERVICES CORPORATION

                                      /S/ JERROLD BLAIR
                                      --------------------------------
                                      JERROLD BLAIR
                                      PRESIDENT


                                      /S/ CARLOS A. ABAUNZA
                                      --------------------------------
                                      CARLOS A. ABAUNZA
                                      CHIEF FINANCIAL OFFICER