Form 10-Q
period 1995-12-31
WORLD FUEL SERVICES CORP
filed 1996-01-30
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER  31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ to _____________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of December 31, 1995, the registrant had a total of 8,038,768 shares of Common Stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended December 31, 1995 will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1996.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                    DECEMBER 31,      MARCH 31,
                                                        1995            1995
                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 15,077,000    $ 10,907,000
  Accounts receivable, net of allowance
    for bad debts of $4,953,000 and
    $4,566,000 at December 31, 1995
    and March 31, 1995, respectively                  62,807,000      38,800,000
  Inventories                                          4,394,000       3,714,000
  Prepaid expenses and other current assets            3,349,000       4,585,000
                                                    ------------    ------------

            Total current assets                      85,627,000      58,006,000
                                                    ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                   601,000         705,000
  Buildings and improvements                           2,814,000       2,929,000
  Office equipment and furniture                       2,478,000       2,394,000
  Plant, machinery and equipment                      14,151,000      15,052,000
  Construction in progress                                90,000         184,000
                                                    ------------    ------------

                                                      20,134,000      21,264,000
  Less accumulated depreciation
    and amortization                                   5,641,000       5,680,000
                                                    ------------    ------------

                                                      14,493,000      15,584,000
                                                    ------------    ------------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                          12,213,000      12,391,000
  Other                                                2,476,000       3,555,000
                                                    ------------    ------------

                                                    $114,809,000    $ 89,536,000
                                                    ============    ============

                                   (Continued)
                                  Page 3 of 20

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            DECEMBER 31,      MARCH 31,
                                                1995            1995
                                            ------------     -----------
CURRENT LIABILITIES:
  Current maturities of long-term debt      $  1,875,000     $ 2,128,000
  Accounts payable and accrued expenses       40,272,000      24,334,000
  Customer deposits                              864,000       1,559,000
  Accrued salaries and wages                   1,872,000         747,000
  Income taxes payable                         1,014,000       1,718,000
                                            ------------     -----------

        Total current liabilities             45,897,000      30,486,000
                                            ------------     -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities    6,011,000       4,447,000
  Accrued litigation settlement expense            -           1,300,000
  Deferred compensation                        1,257,000       1,237,000
  Deferred income taxes                          376,000           -
                                            ------------     -----------

                                               7,644,000       6,984,000
                                            ------------     -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 2 and 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized,
    none issued                                    -               -
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    8,039,000 and 7,805,000 shares issued
    and outstanding at December 31, 1995
    and March 31, 1995, respectively,
    net of treasury shares                        80,000          78,000
  Capital in excess of par value              22,615,000      20,414,000
  Retained earnings                           38,630,000      31,631,000
  Less treasury stock, at cost                    57,000          57,000
                                            ------------     -----------

                                              61,268,000      52,066,000
                                            ------------     -----------

                                            $114,809,000     $89,536,000
                                            ============     ===========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                  ------------------------------
                                                      1995              1994
                                                  ------------      ------------
Revenue                                           $451,289,000      $227,287,000

Cost of sales                                      421,876,000       208,512,000
                                                  ------------      ------------

     Gross profit                                   29,413,000        18,775,000
                                                  ------------      ------------
Operating expenses:
     Salaries and wages                              9,662,000         5,283,000
     Provision for bad debts                         1,185,000         1,430,000
     Other                                           7,124,000         3,903,000
                                                  ------------      ------------

                                                    17,971,000        10,616,000
                                                  ------------      ------------

     Income from operations                         11,442,000         8,159,000

Other income, net                                    1,279,000         1,006,000
                                                  ------------      ------------

     Income before income taxes                     12,721,000         9,165,000

Provision for income taxes                           4,660,000         3,407,000
                                                  ------------      ------------

Net income                                        $  8,061,000      $  5,758,000
                                                  ============      ============

Net income per share                              $       1.00      $        .80
                                                  ============      ============

Weighted average shares outstanding                  8,072,000         7,199,000
                                                  ============      ============

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                   -----------------------------
                                                       1995             1994
                                                   ------------      -----------
Revenue                                            $166,671,000      $78,103,000

Cost of sales                                       156,343,000       72,301,000
                                                   ------------      -----------

     Gross profit                                    10,328,000        5,802,000
                                                   ------------      -----------
Operating expenses:
     Salaries and wages                               3,467,000        1,912,000
     Provision for bad debts                            349,000          142,000
     Other                                            2,476,000        1,137,000
                                                   ------------      -----------

                                                      6,292,000        3,191,000
                                                   ------------      -----------

     Income from operations                           4,036,000        2,611,000

Other income, net                                       455,000          634,000
                                                   ------------      -----------

     Income before income taxes                       4,491,000        3,245,000

Provision for income taxes                            1,630,000        1,191,000
                                                   ------------      -----------

Net income                                         $  2,861,000      $ 2,054,000
                                                   ============      ===========

Net income per share                               $        .35      $       .28
                                                   ============      ===========

Weighted average shares outstanding                   8,111,000        7,223,000
                                                   ============      ===========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                     ----------------------------
                                                          1995           1994
                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                         $  8,061,000    $  5,758,000
                                                     ------------    ------------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
      Depreciation and amortization                     1,231,000         884,000
      Provision for bad debts                           1,185,000       1,430,000
      Provision for deferred income taxes                 641,000         491,000
      Equity in earnings of aviation joint
        venture, net                                      (74,000)       (216,000)
      Other non-cash operating (credits)
        charges                                           (54,000)         16,000

      Changes in assets and liabilities,
        net of assets sold and liabilities
        transferred:
            (Increase) decrease in-
               Accounts receivable                    (25,242,000)       (405,000)
               Inventories                               (755,000)       (784,000)
               Prepaid expenses and other
                 current assets                           778,000        (397,000)
               Other assets                              (213,000)       (156,000)

            Increase (decrease) in-
               Accounts payable, accrued expenses
                 and customer deposits                 14,728,000       3,989,000
               Accrued salaries and wages               1,125,000         768,000
               Income taxes payable                      (704,000)        592,000
                                                     ------------    ------------

               Total adjustments                       (7,354,000)      6,212,000
                                                     ------------    ------------

    Net cash provided by operating
      activities                                          707,000      11,970,000
                                                     ------------    ------------

                                   (Continued)
                                  Page 7 of 20

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                        NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                 ------------------------------
                                                     1995              1994
                                                 ------------      ------------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                    $ (1,062,000)     $ (1,383,000)
  Proceeds from sale of assets                        325,000           450,000
  Advances to aviation joint venture                     --            (370,000)
  Repayments from aviation joint venture              338,000              --
  Proceeds from notes receivable                    1,940,000           676,000
  Additional payments for acquisition
    of business                                       (40,000)             --
                                                 ------------      ------------

    Net cash provided by (used in)
      investing activities                          1,501,000          (627,000)
                                                 ------------      ------------
Cash flows from financing activities:
  Net borrowing under the revolving
    line of credit                                  2,000,000              --
  Dividends paid on common stock                     (660,000)         (478,000)
  Proceeds from exercise of warrants                     --             464,000
  Proceeds from exercise of options                   863,000              --
  Repayment of long-term debt                        (241,000)         (209,000)
                                                 ------------      ------------
    Net cash provided by (used in)
      financing activities                          1,962,000          (223,000)
                                                 ------------      ------------
Net increase in cash and cash
  equivalents                                       4,170,000        11,120,000

Cash and cash equivalents, at beginning
  of period                                        10,907,000         7,699,000
                                                 ------------      ------------
Cash and cash equivalents, at end of
  period                                         $ 15,077,000      $ 18,819,000
                                                 ============      ============

                                   (Continued)
                                  Page 8 of 20

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                         1995            1994
                                                      ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:
          Interest                                    $   52,000      $   61,000
                                                      ==========      ==========

          Income taxes                                $4,996,000      $2,116,000
                                                      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         As of December 31, 1995, in accordance with the Acquisition Agreement relating to the Trans-Tec acquisition, the Company has reduced by $255,000 the principal outstanding under the promissory notes issued in connection with the acquisition, because the Company was unable to realize certain of the acquired assets, and was required to pay certain liabilities of the selling corporation.

         In April 1995, the Company paid $1,300,000, representing its share of the stockholders' class action settlement, by issuing 117,825 shares of the Company's common stock at an agreed upon price of $11.03 per share (restated to reflect the 3-for-2 stock split). Accordingly, as of March 31, 1995, the Company classified the accrued litigation settlement expense as a long-term liability.

         As partial consideration for the sale of certain assets on June 1, 1995, the Company received a $979,000 note receivable with an original maturity date of July 1, 2007. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

         Cash dividends declared, but not yet paid, totaling $402,000 and $239,000, were included in the accounts payable balances as of December 31, 1995 and 1994, respectively.

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

         ORGANIZATION AND NATURE OF ACQUISITIONS AND DIVESTITURES

On August 21, 1995, the shareholders of International Recovery Corp. approved a change in the Company's name to World Fuel Services Corporation.

In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statements of income for either the nine or three months ended December 31, 1994. The following unaudited pro-forma consolidated results of operations for the nine and three months ended December 31, 1994, assume that the Company acquired the Trans-Tec group of companies as of April 1, 1994.

                                              PRO-FORMA            PRO-FORMA
                                          NINE MONTHS ENDED   THREE MONTHS ENDED
                                          DECEMBER 31, 1994    DECEMBER 31, 1994
                                          -----------------   ------------------
    Revenue                                 $374,610,000          $116,355,000
                                            ============          ============

    Net Income                              $  6,561,000          $  2,276,000
                                            ============          ============

    Net Income Per Share                    $        .84          $        .29
                                            ============          ============

The pro-forma consolidated results shown above are not necessarily indicative of those that would have occurred had the acquisition taken place on April 1, 1994.

Effective June 1, 1995, the Company sold substantially all of the operating assets and liabilities of International Petroleum Corporation of Georgia ("IPC-GA"), a subsidiary of the Company engaged in the used oil recycling business, to Universal Refining, LLC ("URL") and Mr. Barry Paul. URL's president is Mr. Barry Paul, the former president of IPC-GA and of the entity from which IPC-GA initially purchased these assets in August 1990. Mr. Paul is the cousin of the Company's President. The sales price was $1,179,000, which closely approximated the Company's carrying values of the net assets sold. At closing, a cash payment of $200,000 and a note receivable for $979,000, with an original maturity date of July 1, 2007, were received. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

(2)  LONG-TERM DEBT

In June 1995, a mortgage note totalling $177,000, was assumed by the buyer as part of the sale of IPC-GA.

As of January 26, 1996, the Company had outstanding approximately $5,493,000 in standby letters of credit under the NationsBank credit facility. The Company also had $435,000 outstanding in standby letters of credit from other financing institutions of which $100,000 were cash collaterized.

(3)  STOCKHOLDERS' EQUITY

In April 1995, the Company paid $1,300,000, representing its share of the stockholders' class action settlement, by issuing 117,825 shares of the Company's common stock at an agreed upon price of $11.03 per share (restated to reflect the 3-for-2 stock split).

On June 5, 1995, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of this split.

On August 21, 1995, the shareholders approved an increase of 300,000 shares of common stock to the total shares available for awards of options pursuant to the Company's 1986 Employee Stock Option Plan.

In November 1995, previously granted options to purchase 116,250 shares of the Company's common stock were exercised at prices ranging from $2.00 to $10.08 per share. The proceeds received by the Company from the exercised options totalled $863,000.

(4)  COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES

During the balance of fiscal year 1996, the Company anticipates spending approximately $200,000 to upgrade plant, machinery and equipment. The Company also anticipates committing approximately

$800,000 to upgrade the storage tank facilities of its Louisiana oil recycling plant, with an anticipated completion date in the second half of fiscal year 1997.

     LEGAL MATTERS

In December 1995, the Company settled a lawsuit filed in January 1993, by Hillsborough County and other plaintiffs, arising from alleged environmental contamination at the County's Sidney Mine disposal facility. The Company paid $350,000, of which $175,000 was reimbursed by another potentially responsible party. The net cost of the settlement to the Company was $175,000.

     EMPLOYMENT AGREEMENTS

In January 1996, the Company extended until March 31, 2001, the term of its employment agreements with the Chairman of the Board and the President.

(5)  JOINT VENTURE

In August 1994, the Company, through its wholly-owned subsidiary World Fuel Services, Inc. began operation of a joint venture with Petrosur, an Ecuador corporation. The Company's original ownership interest in the joint venture was 42%. Effective October 1, 1995, the Company's ownership interest was increased to 51%. As part of this new ownership agreement, the Company agreed to a requirement of at least 75% positive vote by the joint venture owners on all significant decisions. Since this new arrangement precludes the Company from having control under generally accepted accounting principles, the Company has continued to use the equity method of accounting to record its proportionate share of joint venture earnings.

For the nine and three months ended December 31, 1995, the Company recorded in the accompanying consolidated statements of income its proportionate share of the net earnings of the joint venture which amounted to $1,236,000 and $380,000 respectively, included as part of Other income, net.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The Company acquired substantially all of the assets and assumed certain liabilities of Trans-Tec Services, Inc., a New York corporation, and Trans-Tec Servicios, S.A., a Costa Rica corporation, and acquired all of the outstanding stock of Trans-Tec Services (UK), Ltd., a United Kingdom corporation ("UK"). The UK company owns Trans-Tec Services (Singapore) Pte., Ltd. As the acquisition was accounted for as a purchase, the results of operations of Trans-Tec are not reflected in the accompanying consolidated statements of income for the three and nine months ended December 31, 1994. See Note 1 of the notes to the consolidated financial statements.

THE NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO
    THE NINE MONTHS ENDED DECEMBER 31, 1994

         The Company's revenue for the nine months ended December 31, 1995 was $451,289,000, an increase of $224,002,000, or 98.6%, as compared to revenue of $227,287,000 for the corresponding period the prior year. The Company's revenue during these periods was attributable to the following segments:

                                                                          PERCENT
                                     NINE MONTHS ENDED DECEMBER 31,      INCREASE
                                           1995             1994        (DECREASE)
                                    -----------------  -------------    ----------
Aviation Fueling                      $214,180,000     $ 213,492,000        0.3%
Marine Fueling                         223,641,000             -             *
Oil Recycling                           13,468,000        13,801,000       (2.4)
Intersegment Eliminations                    -                (6,000)        *
                                      ------------     -------------

Total Revenue                         $451,289,000     $ 227,287,000       98.6%
                                      ============     =============       ====

   * Percent not meaningful

         The aviation fueling segment contributed $214,180,000 in revenue for the nine months ended December 31, 1995. This represented an increase in revenue of $688,000, or 0.3%, as compared to the same period last year. This increase in revenue was due to an increase in the average price per gallon sold. Partially offsetting was an overall volume decrease in narrow margin bulk transactions, and the termination of the fuel terminaling operations conducted at Miami International Airport, which contract was not renewed effective June 30, 1994. The marine fueling segment contributed $223,641,000 in revenue. The oil recycling segment contributed $13,468,000 in revenue for the nine months ended December 31, 1995, a decrease of $333,000, or 2.4%, as compared to the same period last year. The revenue decrease was due primarily to the sale of its Georgia operations. Partially offsetting were higher used oil and waste water collection revenues.

         The Company's gross profit of $29,413,000 increased by $10,638,000, or 56.7%, as compared to the same period last year. The Company's gross margin decreased from 8.3% for the nine months ended December 31, 1994, to 6.5% for the nine months ended December 31, 1995.

         The Company's aviation fueling business achieved a 7.1% gross margin for the nine months ended December 31, 1995, as compared to 6.8% achieved for the same period during the prior fiscal year. The increase in the gross margin was largely attributed to a reduction in narrow margin bulk transactions. The Company's marine fueling segment achieved a 4.4% gross margin for the nine months ended December 31, 1995. The gross margin in the Company's oil recycling segment increased from 31.4% for the nine months ended December 31, 1994, to 33.2%, for the nine months ended December 31, 1995. The increase in the gross margin was due to higher used oil and waste water collection gross profit.

         Total operating expenses for the nine months ended December 31, 1995 were $17,971,000, an increase of $7,355,000, or 69.3%, as compared to the same period a year ago. This increase resulted from operating expenses of the marine fueling segment, which totalled $7,427,000, and higher corporate overhead salaries and payroll related costs totalling $843,000. Partially offsetting was an $888,000 decrease in the aviation segment provision for bad debts. In relation to revenue, total operating expenses decreased from 4.7% to 4.0%.

         The Company's income from operations for the nine months ended December 31, 1995 was $11,442,000, an increase of $3,283,000, or 40.2%, as compared to the same period a year ago. Income from operations during these periods was attributable to the following segments:

                                     NINE MONTHS ENDED DECEMBER 31,       PERCENT
                                           1995             1994         INCREASE
                                    -----------------  -------------    ----------
Aviation Fueling                      $ 10,403,000      $ 8,719,000        19.3%
Marine Fueling                           2,332,000            -              *
Oil Recycling                            2,699,000        2,290,000        17.9
Corporate Overhead                      (3,992,000)      (2,850,000)       40.1
                                      ------------      -----------
Total Income from
  Operations                          $ 11,442,000      $ 8,159,000        40.2%
                                      ============      ===========        ====

         * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $1,684,000, or 19.3%, for the nine months ended December 31, 1995, as compared to the nine months ended December 31, 1994. This improvement resulted from an increase in the average gross profit per gallon sold, and a decrease in the provision for bad debts. Partially offsetting were an overall volume decrease in narrow margin bulk transactions, and the termination of the Company's fuel terminaling activities. The marine fueling segment earned $2,332,000 in income from operations for the nine months ended December 31, 1995. The gross profit of this segment was $9,759,000, reduced by $7,427,000 in operating expenses. Income from operations of the oil recycling segment increased by $409,000, or 17.9%, for the nine months ended December 31, 1995, as compared to the same period last year. This improvement resulted from lower operating expenses and a higher average gross profit per gallon sold. Partially offsetting was a volume decrease.

         Corporate overhead costs not charged to the business segments totalled $3,992,000 for the nine months ended December 31, 1995, an increase of $1,142,000, or 40.1%, as compared to the same period last year. This increase was due largely to higher salaries and payroll related costs. In relation to revenue, total corporate overhead decreased to 0.9% for the nine months ended December 31, 1995, as compared to 1.3% for the same period a year prior.

         For the nine months ended December 31, 1995, the Company had net other income of $1,279,000, an increase of $273,000 over the same period a year ago. This increase was due to a $1,020,000 increase in equity earnings of the Company's aviation fueling joint venture in Ecuador. Partially offsetting were a decline in foreign currency exchange gains in the third quarter of fiscal year 1995, the Hillsborough County litigation settlement, and a decline in net interest income resulting from the financing of receivables.

         Net income for the nine months ended December 31, 1995 was $8,061,000, an increase of $2,303,000, as compared to net income for the nine months ended December 31, 1994. Earnings per share of $1.00 for the nine months ended December 31, 1995 exhibited a $.20, or 25% increase over the $.80 achieved during the same period last year.

THE THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO
    THE THREE MONTHS ENDED DECEMBER 31, 1994

         The Company's revenue for the three months ended December 31, 1995 was $166,671,000, an increase of $88,568,000, or 113.4%, as compared to revenue of $78,103,000 for the corresponding period the prior year. The Company's revenue during these periods was attributable to the following segments:

                           THREE MONTHS ENDED DECEMBER 31,          PERCENT
                               1995                 1994            INCREASE
                          ------------          -----------         --------
Aviation Fueling          $ 77,782,000          $73,437,000            5.9%
Marine Fueling              83,705,000                -                 *
Oil Recycling                5,184,000            4,666,000           11.1
                          ------------          -----------

Total Revenue             $166,671,000          $78,103,000          113.4%
                          ============          ===========          =====

   * Percent not meaningful

         The aviation fueling segment contributed $77,782,000 of revenue for the three months ended December 31, 1995. This represented an increase in revenue of $4,345,000, or 5.9%, as compared to the same period last year. This increase in revenue was due to an increase in the average price per gallon sold. The marine fueling segment contributed $83,705,000 in revenues. The oil recycling segment contributed $5,184,000 of revenue for the three months ended December 31, 1995. This was an increase in revenue of $518,000, or 11.1% as compared to the same period last year. This increase in revenue was due primarily to higher sales volume and higher used oil and waste water collection revenues. Partially offsetting was a revenue decrease due to the sale of the Georgia operations.

         The Company's gross profit of $10,328,000 increased by $4,526,000, or 78.0%, as compared to the same period last year. The Company's gross margin decreased from 7.4% for the three months ended December 31, 1994, to 6.2% for the three months ended December 31, 1995.

         The Company's aviation fueling business achieved a 6.4% gross margin for the three months ended December 31, 1995, as compared to 5.9% achieved for the same period during the prior fiscal year. The Company's marine fueling segment achieved a 4.3% gross margin for the three months ended December 31, 1995. The gross margin in the Company's oil recycling segment increased from 32.3% for the three months ended December 31, 1994, to 34.0% for the three months ended December 31, 1995.

         Total operating expenses for the three months ended December 31, 1995 were $6,292,000, an increase of $3,101,000, or 97.2%, as compared to the same period a year ago. This increase resulted primarily from operating expenses of the marine segment, totalling $2,719,000, and higher corporate overhead salaries and payroll related costs totalling $317,000. In relation to revenue, total operating expenses decreased from 4.1% to 3.8%.

         The Company's income from operations for the three months ended December 31, 1995 was $4,036,000, an increase of $1,425,000, or 54.6%, as compared to the same period a year ago. Income from operations during these periods was attributable to the following segments:

                           THREE MONTHS ENDED DECEMBER 31,          PERCENT
                               1995                 1994            INCREASE
                          ------------          -----------         --------
Aviation Fueling           $3,425,000            $2,821,000           21.4%
Marine Fueling                879,000                 -                 *
Oil Recycling               1,227,000               821,000           49.5
Corporate Overhead         (1,495,000)           (1,031,000)          45.0
                           ----------            ----------
Total Income From
  Operations               $4,036,000            $2,611,000           54.6%
                           ==========            ==========           ====

     * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $604,000, or 21.4%, for the three months ended December 31, 1995, as compared to the three months ended December 31, 1994. This improvement resulted primarily from a higher average gross profit per gallon sold. The marine fueling segment earned $879,000 in income from operations for the three months ended December 31, 1995. The gross profit of this segment was $3,598,000, reduced by $2,719,000 in operating expenses. Income from operations of the oil recycling segment increased by $406,000 for the three months ended December 31, 1995, as compared to the same period last year. This increase was due to higher sales volume, higher used oil and waste water collection revenues, and lower operating expenses.

         Corporate overhead costs not charged to the business segments totalled $1,495,000 for the three months ended December 31, 1995, an increase of $464,000, or 45.0%, as compared to the same period last year. This increase was due primarily to higher salaries and payroll related costs. In relation to revenue, total corporate overhead decreased to 0.9% for the three months ended December 31, 1995, as compared to 1.3% for the same period a year prior.

         For the three months ended December 31, 1995, the Company had net other income of $455,000, a decrease of $179,000 over the same period a year ago. This decrease was due primarily to a decline in the foreign exchange gains in the third quarter of fiscal year 1995, as compared to the same period last year.

         Net income for the three months ended December 31, 1995 was $2,861,000, an increase of $807,000, as compared to net income for the three months ended December 31, 1994. Earnings per share of $.35 for the three months ended December 31, 1995 exhibited a $.07, or 25% increase over the $.28 achieved during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $15,077,000 at December 31, 1995, as compared to $10,907,000 at March 31, 1995. The principal sources of cash and cash equivalents during the first nine months of fiscal year 1996 were $1,940,000 from collections on notes receivable, $338,000 in repayments of advances from the aviation joint venture, $325,000 from proceeds on the sale of assets, $2,000,000 in net borrowings under the revolving line of credit, $863,000 in proceeds from the issuance of common stock in connection with the exercise of options and $707,000 in net cash provided by operating activities. Partially offsetting the increase in cash and cash equivalents was $1,062,000 used for the purchase and construction of plant, equipment and other capital expenditures and $660,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of December 31, 1995 was $39,730,000, exhibiting a $12,210,000 increase from working capital as of March 31, 1995. As of December 31, 1995, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $67,760,000, an increase of $24,394,000, as compared to the March 31, 1995 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $15,243,000. The increase in net trade receivables of $9,151,000 was attributed to the marine and aviation segments. The allowance for bad debts as of December 31, 1995 amounted to $4,953,000, an increase of $387,000 when compared to the March 31, 1995 balance. During the first nine months of fiscal year 1996, the Company charged $1,185,000 to the provision for bad debts and had charge-offs in excess of recoveries of $798,000.

         Capital expenditures, which amounted to $1,062,000 for the first nine months of fiscal year 1996, consisted primarily of $510,000 in office equipment and furniture, $288,000 in delivery equipment as well as $206,000 in plant construction costs. Effective June 1, 1995, the Company sold property, plant and equipment, with a net book value of $1,294,000, of its Georgia oil recycling operations. During the balance of fiscal year 1996, the Company anticipates spending approximately $200,000 to upgrade plant, machinery and equipment. The Company also anticipates committing approximately $800,000 to upgrade the storage tank facilities of its Louisiana oil recycling plant, with an anticipated completion date in the second half of fiscal year 1997. The
Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. Clean up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Accrued salaries and wages increased $1,125,000, principally as the result of sales and management performance bonuses.

         Long-term liabilities as of December 31, 1995, were $7,644,000, exhibiting an increase of $660,000 as compared to March 31, 1995. This increase was the result of net borrowings of $2,000,000 under the Company's revolving line of credit. Partially offsetting was the $1,300,000 payment in settlement of the shareholders' class action litigation, through the issuance of common stock. Stockholders' equity amounted to $61,268,000, or $7.62 per share, at December 31, 1995 compared to $52,066,000, or $6.67 per share, at March 31, 1995.

         The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 1996. The Company expects to meet its cash requirements for the balance of fiscal year 1996 from existing cash, operations, and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) During the three months ended December 31, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JANUARY 30, 1996                           WORLD FUEL SERVICES CORPORATION

                                                 /S/ JERROLD BLAIR
                                                 -------------------------------
                                                 JERROLD BLAIR
                                                 PRESIDENT

                                                 /S/ CARLOS A. ABAUNZA
                                                 -------------------------------
                                                 CARLOS A. ABAUNZA
                                                 CHIEF FINANCIAL OFFICER