Form 10-K
period 1996-03-31
WORLD FUEL SERVICES CORP
filed 1996-05-28
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________
                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

            Florida                                        59-2459427
  (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

700 South Royal Poinciana Blvd., Suite 800,  Miami Springs, Florida 33166
     (Address of Principal Executive Offices)                     (Zip Code)

      Registrant's Telephone Number, including area code:  (305) 884-2001

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  NAME OF EXCHANGES
TITLE OF EACH CLASS:                             ON WHICH REGISTERED:
- --------------------                             --------------------
Common Stock, par                                New York Stock Exchange
value $.01 per share                             Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $126,995,000 (computed by reference to the closing sale price as of May 16, 1996).

The registrant had 8,038,768 outstanding shares of common stock, par value $.01 per share, as of May 16, 1996.

                      Documents incorporated by reference:
Part III - Definitive Proxy Statement for the 1996 Annual Meeting of
Shareholders.

                                TABLE OF CONTENTS

                                                          PAGE
                                                          ----
ITEM  1.       BUSINESS                                     1
               General                                      1
               History                                      1
               Aviation Fuel Services                       2
               Marine Fuel Services                         3
               Oil Recycling                                4
               Potential Liability and Insurance            4
               Regulation                                   5

ITEM  2.       PROPERTIES                                   9

ITEM  3.       LEGAL PROCEEDINGS                            11

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          11

ITEM  5.       MARKET FOR REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER
               MATTERS                                      12

ITEM  6.       SELECTED FINANCIAL DATA                      13

ITEM  7.       MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                    16
               Results of Operations                        16
               Liquidity and Capital Resources              21

ITEM  8.       FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA                           23

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                         23

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT                            24

ITEM 11.       EXECUTIVE COMPENSATION                       24

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT             24

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                                 24

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K            25







                                                                 (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         World Fuel Services Corporation (the "Company"), is involved in three principal businesses. The Company markets aviation and marine fuel and recycles used oil.

         In its aviation fueling business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, and competitively-priced aviation fuel to passenger, cargo and charter airlines. The Company sells aviation fuel to its customers at more than 1,100 airports located throughout the world.

         In its marine fueling business, the Company markets marine fuel to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service and competitively priced fuel.

         In its oil recycling business, the Company collects and recycles non-hazardous petroleum products and petroleum contaminated liquids throughout the Southern and Mid-Atlantic United States. The Company sells the recycled oil to industrial and commercial customers.

         Financial information with respect to the Company's business segments and foreign operations is provided in Note 7 in the accompanying financial statements.

HISTORY

         In August 1995, the stockholders of the Company approved a change in the Company's name from International Recovery Corp. to World Fuel Services Corporation.

         The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166, and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fueling business through five subsidiaries with principal offices in Florida, England, Singapore, and Costa Rica; the Company conducts its marine fueling business through three subsidiaries with principal offices in New Jersey, California, England and Singapore, and its oil recycling business is conducted through five subsidiaries with offices in Florida, Louisiana, Maryland, and Delaware. See "Item 2 - Properties" for a list of principal offices by business and "Exhibit 21 - Subsidiaries of the Registrant".

         In December 1986, the Company entered the aviation fueling business with the acquisition of Advance Petroleum, Inc., now doing business as World Fuel Services of FL. In October 1989, the Company expanded its aviation fueling capabilities by acquiring JCo Energy Partners, Ltd., and shortly thereafter renamed these operations World Fuel Services, Inc.

         The Company formed a subsidiary, International Petroleum Corp. of Delaware, which began operations in April 1993, upon the completion of its used oil and water recycling plant in Wilmington, Delaware.

         In August 1994, the Company began operations in Ecuador through a joint venture which enables the Company to provide point-to-point aviation fuel sales within Ecuador. See Note 6 in the accompanying financial statements for additional information.

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec Services group of companies. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 in the accompanying financial statements for additional information.

         In June 1995, the Company's common stock was split, on a 3-for-2 basis. See Note 4 in the accompanying financial statements for additional information.

AVIATION FUEL SERVICES

         The Company markets aviation fuel to passenger, cargo and charter airlines. The Company has developed an extensive network which enables it to fuel customers at airports throughout the world.

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

         The primary risk in the Company's aviation fueling business is the extension of unsecured trade credit. The Company's success in attracting business has been due, in large part, to its willingness to extend credit on an unsecured basis to customers which exhibit a higher credit risk profile and would otherwise be required to pre-pay or post cash collateralized letters of credit with their suppliers of fuel. The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. Diversification of risk is difficult since the Company sells primarily within the airline industry. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

         The level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty days. This period of time represents the average business cycle of the Company's typical customer. The Company regularly monitors its credit portfolio by reviewing a customer's payment patterns and estimated overall exposure, including estimated unbilled fuel sales. The Company considers its credit portfolio to be of acceptable quality and has established an allowance that in management's judgement is adequate to absorb potential credit problems inherent in the portfolio as of March 31, 1996.

         During the fiscal years ended March 31, 1996, 1995 and 1994, none of the Company's aviation fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 65 persons in its aviation fuel services segment.

MARINE FUEL SERVICES

         The Company, through its Trans-Tec subsidiaries, markets marine fuel to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fueling services are provided throughout the world.

         With strategic sales offices located in the United States, Singapore, England, South Korea, South Africa and Costa Rica, Trans-Tec Services affords its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24 hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

         As an increasing number of ship owners, time charter operators, and suppliers look to outsource their marine fuel purchasing and/or marketing needs, Trans-Tec's value added service has become an integral part of the oil and transportation industries' push to shed non-core functions. Suppliers use Trans-Tec Services' global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use Trans-Tec's real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

         In the majority of its transactions, Trans-Tec acts as a broker and as a source of market information for the user, negotiates the transaction by arranging the fuel purchase contract between the supplier and end user, and expedites the arrangements for the delivery of fuel. For this service, Trans-Tec is paid a commission from the supplier.

         Trans-Tec also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit. The Company holds no inventory and assumes no price risk; however, in most resale transactions the Company extends unsecured trade credit.
                                                                 -3-

         The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio. The level of credit is largely influenced by a customer's credit history with the Company, claims experience and payment patterns.

         During the fiscal years ended March 31, 1996 and 1995, none of the Company's marine fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 67 persons in its marine fueling segment.

OIL RECYCLING

         The Company, through its International Petroleum Corporation subsidiaries ("IPC"), collects, blends, and recycles petroleum products and petroleum contaminated water. The Company's recycled oil products are sold to industrial and commercial customers.

         IPC collects only non-hazardous waste oil, waste water, anti-freeze and petroleum contaminated liquids from generators such as service stations, quick lube shops, automobile dealerships, and industrial, governmental, marine, and utility generators. The Company uses its own fleet of trucks to collect approximately 40 percent of its needs from generators within close proximity to its facilities. The balance is sourced from independent agents. Every shipment is analyzed on-site or at the Company's laboratories to determine its specifications and the treatment needed to convert the waste fluid into marketable fuel products.

         The Company has three recycling facilities. The facilities located in Plant City, Florida and Wilmington, Delaware utilize a closed-loop, two stage distillation process. The resulting recycled oil product is sold as is, or it may be blended to customer specification. The Company's products range from commercial diesel fuel to #6 grade residual oil.

         The Company's third recycling facility, located in New Orleans, Louisiana utilizes a batch recycling process. The Company also has a collection and transfer facility in Baltimore, Maryland, which has limited processing and blending capabilities.

         The used oil industry is highly fragmented and consists primarily of small scale operators that collect and resell used oil, many of which lack the necessary facilities to adequately test and recycle the oil. However, the industry also consists of a few large-scale operators that have the facilities to collect, re-refine, and market lubricating products.

         During the fiscal years ended March 31, 1996, 1995 and 1994, none of the Company's recycled fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 117 persons in the oil recycling segment.

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

         In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including intoplane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance, the Company's financial position and results of operations will be adversely affected.

         The Company has exited several environmental businesses which handled hazardous wastes. These wastes were transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current Federal and state laws and regulations. The Company is currently responsible to Federal and Florida environmental agencies for clean-up costs at a site formerly operated by its subsidiary, Resource Recovery of America, which has been sold by the Company. Under the terms of the sale, the Company contractually transferred to the buyer the responsibility for the state clean-up. The site has also qualified under the state reimbursement program, which the Company anticipates will cover the cost of the clean-up. The Company is actively involved in the coordination of clean-up requirements by the EPA and the state at this site to assure the Company's compliance.

         The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial position or results of operations.

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

         STATE AND LOCAL GOVERNMENT REGULATION Many states have been authorized by the EPA to enforce regulations promulgated under RCRA and other Federal programs. In addition, there are numerous state and local authorities that regulate the environment, some of which impose stricter environmental standards than Federal laws and regulations. Some states, including Florida, have enacted legislation which generally provides for registration, record keeping, permitting, inspection, and reporting requirements for transporters, collectors and recyclers of hazardous waste and waste oil. The penalties for violations of state law include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance. In addition, some local governments have established local pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and local environmental studies.

         EXCISE TAX ON DIESEL, AVIATION AND MARINE FUEL The Company's aviation and marine fueling operations are affected by various Federal and state taxes imposed on the purchase and sale of aviation and marine fuel products in the United States. Federal law imposes a manufacturer's excise tax in the amount of
4.3 cents per gallon on sales of aviation and marine fuel. Sales to aircraft and vessel engaged in foreign trade are exempt from this tax. These exemptions may be realized either through tax-free or tax-reduced sales, if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states, where the Company sells aviation and marine fuel, impose excise and sales taxes on fuel sales; certain sales of the Company qualify for full or partial exemptions from these state taxes.

ITEM 2.  PROPERTIES

         The following page sets forth by segment and subsidiary the principal properties owned or leased by the Company as of May 16, 1996. The Company considers its properties and facilities to be suitable and adequate for its present needs.

         The Company generally enters into non-cancelable equipment leases and installment notes to finance the replacement, upgrade or expansion of its vehicles and equipment. For additional information with respect to obligations under the Company's leases and installment notes, see Notes 2 and 5 to the financial statements appearing elsewhere in this report.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                                   PROPERTIES

OWNER/LESSEE AND LOCATION
- -------------------------

CORPORATE                                    PRINCIPAL USE                      OWNED OR LEASED
- ---------                                    -------------                      ---------------
WORLD FUEL SERVICES CORPORATION              Executive offices                  Leased to June 1998
700 S. Royal Poinciana Blvd. Suite 800
Miami Springs, FL 33166


AVIATION FUELING
- ----------------
ADVANCE PETROLEUM, INC.                      Administrative, operations         Leased to June 1998
D/B/A WORLD FUEL SERVICES OF FL.             and sales offices
700 S. Royal Poinciana Blvd. Suite 800
Miami Springs, FL 33166

WORLD FUEL SERVICES, INC.                    Administrative, operations         Leased to June 1998
700 S. Royal Poinciana Blvd. Suite 800       and sales offices
Miami Springs, FL 33166

WORLD FUEL INTERNATIONAL S.A.                Administrative, operations         Leased to May 1997
Oficentro Ejecutivo La Sabana                and sales offices
Edificio #5, Primer Piso
San Jose, Costa Rica

WORLD FUEL SERVICES LTD.                     Administrative, operations         Leased month-to-month
London Gatwick Hilton Suite 1211             and sales offices
Gatwick Airport
West Sussex RH6 0LL
United Kingdom

WORLD FUEL SERVICES (SINGAPORE)              Administrative, operations         Leased to March 1997
 PTE., LTD.                                  and sales offices
5 Shenton Way #12-03/04
UIC Building
Singapore 0106


MARINE FUELING
- --------------
TRANS-TEC SERVICES, INC.                     Administrative, operations         Leased to May 2002
Glenpointe Ctr. West                         and sales offices
500 Frank Burr Blvd
Teaneck, NJ 07666

60 East Sir Francis Drake,                   Administrative, operations         Leased to December 1999
No. 301                                      and sales offices
Lakespur, CA 94939

2nd Floor                                    Administrative, operations         Leased to December 1997
200 NAEJA-Dong                               and sales Offices
Chongru-Ku Seoul, Korea

7-1 Centro Colon; Paseo Colon                Administrative, operations         Leased month-to-month
San Jose, Costa Rica                         and sales office

Seagram House - 2nd Floor                    Administrative, operations         Leased to September 1998
71 Dock Road, Waterfront                     and sales office
Capetown, South Africa 8001

TRANS-TEC SERVICES (SINGAPORE)               Administrative, operations         Leased to March 1997
 PTE., LTD.                                  and sales offices
5 Shenton Way #12-03/04
UIC Building
Singapore 0106

TRANS-TEC SERVICES (UK) Ltd.                 Administrative, operations         Leased to December 1997
65 Petty France                              and sales offices
London SW1H 9EU


OIL RECYCLING
- -------------
INTERNATIONAL PETROLEUM CORPORATION          Storage tanks, recycling           Leased to August 2001
105 South Alexander Street                   plant, laboratory, and
Plant City, FL 33566                         administrative offices

INTERNATIONAL PETROLEUM CORP.
  OF DELAWARE                                Storage tanks, recycling           Owned
505 South Market Street                      plant, laboratory, and
Wilmington, DE 19801                         administrative offices

INTERNATIONAL PETROLEUM CORP.                Storage tanks, recycling           Leased to August 2001
  OF LA                                      plant, laboratory, and
14890 Intracoastal Drive                     administrative offices
New Orleans, LA 70129

INTERNATIONAL PETROLEUM CORP.                Storage tanks, blending            Owned
  OF MARYLAND                                facility, and adminis-
6305 E. Lombard Street                       trative offices
Baltimore, MD 21224

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 1996 and 1995, the sale prices of the Company's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock during the periods indicated. The amounts shown have been restated to reflect a 3-for-2 stock split of the Company's common stock which was effective June 19, 1995. See Note 4 to the financial statements included as part of this report.

                                                   PRICES          CASH
                                               --------------     DIVIDENDS
                                               HIGH       LOW     PER SHARE
                                             --------   --------  ---------
         Year ended March 31, 1996
           First quarter.................... $ 15 3/4   $ 11 1/8   $  0.050
           Second quarter...................   16         12 7/8      0.050
           Third quarter....................   15 7/8     13 1/4      0.050
           Fourth quarter...................   18 3/8     15 1/8      0.050

         Year ended March 31, 1995
           First quarter.................... $  9 3/4   $  7 3/4   $  0.033
           Second quarter...................   10 7/8      8 1/2      0.033
           Third quarter....................   10 7/8      9 1/3      0.033
           Fourth quarter...................   11 5/8      9 3/4      0.100


         As of May 16, 1996, there were 348 holders of record of the Company's common stock. The Board of Directors approved the following cash dividends for fiscal year 1997:

DECLARATION DATE     PER SHARE     RECORD DATE            PAYMENT DATE
- -----------------    ---------     ------------------     ------------
June 5, 1996          $0.075       June 20, 1996          July 3, 1996
September 5, 1996     $0.075       September 20, 1996     October 3, 1996
December 5, 1996      $0.075       December 20, 1996      January 3, 1997
March 5, 1997         $0.075       March 20, 1997         April 3, 1997

         The Company's loan agreement with NationsBank restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. The Company's payment of the above dividends is in compliance with the NationsBank loan agreement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been summarized from the Company's consolidated financial statements set forth in Item 8 of this report. The selected financial data should be read in conjunction with the notes set forth at the end of these tables, the consolidated financial statements and the related notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                             SELECTED FINANCIAL DATA

                                       FOR THE YEAR ENDED MARCH 31,
                            ------------------------------------------------
                              1996      1995      1994      1993      1992
                            --------  --------  --------  --------  --------
                              (In thousands, except earnings per share data)
Consolidated Income Statement Data
Revenue...................  $642,299  $361,891  $250,527  $254,767  $190,574

Cost of sales.............   601,930   334,134   223,576   230,847   170,442
                            --------  --------  --------  --------  --------

         Gross profit.....    40,369    27,757    26,951    23,920    20,132
                            --------  --------  --------  --------  --------

Operating expenses:
  Salaries and wages......    13,266     8,117     6,558     6,039     5,909
  Provision for bad debts.     2,291     2,062     5,063     4,437     1,352
  Other...................     9,866     6,329     5,560     5,378     4,622
                            --------  --------  --------  --------  --------

                              25,423    16,508    17,181    15,854    11,883
                            --------  --------  --------  --------  --------
     Income from
             operations....   14,946    11,249     9,770     8,066     8,249

Other income (expense), net    1,875     1,774    (1,333)      180       359
                            --------  --------  --------  --------  --------

     Income from continuing
         operations before
         income taxes.....    16,821    13,023     8,437     8,246     8,608

Provision for income taxes     5,876     4,935     3,242     2,984     2,898
                            --------  --------  --------  --------  --------

     Net income from
      continuing operations   10,945     8,088     5,195     5,262     5,710
                            --------  --------  --------  --------  --------






                                                             (Continued)
                                                                -13-

                             SELECTED FINANCIAL DATA
                                   (Continued)

                                       FOR THE YEAR ENDED MARCH 31,
                            ------------------------------------------------
                              1996      1995      1994      1993      1992
                            --------  --------  --------  --------  --------
                              (In thousands, except earnings per share data)
Discontinued operations:
  (Loss) income from operations
    of discontinued environmental
    services segment (net of
    applicable income taxes)    -         -         -      (1,793)      170

  Loss on disposal of
    environmental services
    segment (net of applicable
    income taxes).........      -         -         -      (1,922)     -
                            --------  --------  --------  --------  --------

      Net (loss) income from
        discontinued
        operations........      -         -         -      (3,715)      170
                            --------  --------  --------  --------  --------

      Net income..........   $10,945  $  8,088  $  5,195  $ 1,547  $  5,880
                            ========  ========  ========  ========  ========


Earnings (losses) per common
  and common equivalent
  share:

  Income from continuing
   operations.............   $  1.35   $   1.10  $    .73  $   .74  $    .80

  (Loss) income from
    discontinued operations     -          -         -        (.52)      .02
                             -------   --------  --------  -------  --------

      Net income..........   $  1.35   $   1.10  $    .73  $   .22  $    .82
                             =======   ========  ========  =======  ========


Weighted average shares
  outstanding ............     8,100      7,359     7,101    7,124     7,145
                             =======   ========  ========  =======  ========







                                                             (Continued)
                                                                -14-

                             SELECTED FINANCIAL DATA
                                   (Continued)

                                                                    AS OF MARCH 31,
                                                     --------------------------------------------
                                                       1996      1995      1994     1993     1992
                                                     ========  =======   =======   =======  =====
                                                                    (In thousands)
Consolidated Balance Sheet Data

Current assets.............                          $ 83,252  $58,006   $33,682   $39,263  $34,995
Total assets...............                           111,974   89,536    53,687    54,717   53,210
Current liabilities .......                            43,706   30,486    13,141    15,587   17,954
Long-term liabilities......                             4,518    6,984       575     4,760    2,168
Stockholders' equity.......                            63,750   52,066    39,971    34,370   32,689

- ---------------------------

Notes:

(1) The consolidated financial statements of the Company as of, and for the year ended March 31, 1992, have been restated to report separately the net assets and operating results of the discontinued Environmental Services segment.

(2) During the first quarter of fiscal year 1996, the Company issued 117,825 shares of the Company's common stock in payment of its portion of the class action settlement made in February 1994. Accordingly, the Company reclassified $1,300,000 from current liabilities to accrued litigation settlement expense, a long-term liability, as of March 31, 1995.

(3)      No cash dividends were declared or paid prior to fiscal year 1995. See
         Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

(4) Effective January 1, 1995, the Company acquired the Trans-Tec group of companies. The acquisition was accounted for under the purchase method. Accordingly, the selected financial information for the year ended March 31, 1995, includes the results of the Trans-Tec group since January 1, 1995.

 (5) In June 1995, the Board of Directors approved a 3-for-2-stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of this split.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

         In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The acquisition of the Trans-Tec group of companies has been accounted for as a purchase by the Company. Accordingly, the consolidated statement of income for the fiscal year ended March 31, 1995, includes the results of operations of the Trans-Tec group of companies from the acquisition date.

         Profit from the Company's aviation fuel business is directly related to the volume and the margins achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts.

         Profit from the Company's marine fuel business is determined primarily by the volume of brokering business generated and by the volume and margins achieved on marine fuel sales, as well as the extent to which the Company is required to provision for potential bad debts.

         The Company's profit from oil recycling is principally determined by the volume and margins of recycled oil sales and collection revenue.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO
    THE FISCAL YEAR ENDED MARCH 31, 1995

         The Company's revenue for the fiscal year ended March 31, 1996 was $642,299,000, an increase of $280,408,000, or 77.5%, as compared to revenue of $361,891,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                       FISCAL YEAR ENDED MARCH 31,    PERCENT
                                    1996             1995            INCREASE
                                ------------      ------------       ---------
Aviation Fueling                $302,101,000      $288,728,000          4.6%
Marine Fueling                   321,216,000        54,578,000           *
Oil Recycling                     18,993,000        18,591,000          2.2
Intersegment Eliminations            (11,000)           (6,000)          *
                                ------------      ------------

Total Revenue                   $642,299,000      $361,891,000         77.5%
                                ============      ============         =====

   * Percent not meaningful.

         The aviation fueling segment sold 445,846,000 gallons of fuel and contributed $302,101,000 of revenue for the fiscal year ended March 31, 1996. This represented an increase in revenue of $13,373,000, or 4.6%, and a 10,656,000 decrease in gallons as compared to the prior year. This increase in revenue was due to an increase in the average price per gallon sold. Partially offsetting was an overall volume decrease caused by a 62,754,000 gallon decline in narrow margin bulk transactions, while domestic and international volume increased by 52,098,000 gallons, or 17.5%, in the aggregate. Also contributing to the decrease was the termination of the fuel terminaling operations conducted at Miami International Airport, which contract was not renewed effective June 30, 1994.

         The marine fueling segment sold 2,674,000 metric tons of fuel and brokered 5,015,000 metric tons of fuel, contributing $314,495,000 and $3,831,000 of revenue, respectively. The Company also sold 759,000 gallons of marine lubricants totaling $2,890,000 in revenue.

         The oil recycling segment sold 34,354,000 gallons of recycled oil products and contributed $18,993,000 of revenue for the fiscal year ended March 31, 1996. This was a revenue increase of $402,000, or 2.2%, and a volume decrease of 661,000 gallons, as compared to the prior year. The revenue increase was due to higher used oil and waste water collection revenue. Partially offsetting was an overall volume decrease due primarily to the sale of the Company's Georgia operations. See Note 1 to the accompanying financial statements included in this report.

         The Company's gross profit of $40,369,000 increased by $12,612,000, or 45.4%, as compared to the prior year. The Company's gross margin decreased from 7.7% for the fiscal year ended March 31, 1995, to 6.3% for the fiscal year ended March 31, 1996.

         The Company's aviation fueling business achieved a 6.7% gross margin for the fiscal year ended March 31, 1996, as compared to 6.9% achieved for the same period during the prior fiscal year. The decline in the gross margin was attributable to the termination of the fuel terminaling operations conducted at Miami International Airport, which was somewhat offset by an increase in the average gross profit per gallon resulting from the reduction in narrow margin bulk transactions.

         The Company's marine fueling segment achieved a 4.3% gross margin for the fiscal year ended March 31, 1996. The gross margin in the Company's oil recycling segment increased from 30.9% for the fiscal year ended March 31, 1995, to 33.5% for the fiscal year ended March 31, 1996. This resulted from higher used oil and waste water collection revenue.

         Total operating expenses for the fiscal year ended March 31, 1996 were $25,423,000, an increase of $8,915,000, or 54.0%, as compared to the prior fiscal year. Of this increase, $8,430,000 resulted from the full year impact of operating expenses of the marine fueling segment. Also increasing operating expenses were $1,065,000 in corporate overhead costs, discussed below. Partially offsetting was a $471,000 decrease in the aviation segment provision for bad debts. In relation to revenue, total operating expenses decreased from 4.6% to 4.0%.

         The Company's income from operations for the fiscal year ended March 31, 1996 was $14,946,000, an increase of $3,697,000, or 32.9%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                            FISCAL YEAR ENDED MARCH 31,    PERCENT
                              1996            1995         INCREASE
                           -----------     -----------     --------
  Aviation Fueling         $12,858,000     $12,304,000       4.5%
  Marine Fueling             3,425,000         220,000        *
  Oil Recycling              3,976,000       2,973,000      33.7
  Corporate Overhead        (5,313,000)     (4,248,000)     25.1
                           -----------     -----------
  Total Income from
    Operations             $14,946,000     $11,249,000      32.9%
                           ===========     ===========      =====

         * Percent not meaningful.

         Income from operations of the aviation fueling segment increased $554,000, or 4.5%, for the fiscal year ended March 31, 1996, as compared to the fiscal year ended March 31, 1995. This improvement resulted from an increase in the average gross profit per gallon sold, and a decrease in operating expenses due to a lower provision for bad debts. Partially offsetting were an overall volume decrease in narrow margin bulk transactions, and the termination of the Company's fuel terminaling activities.

         The marine fueling segment earned $3,425,000 in income from operations for the fiscal year ended March 31, 1996. The gross profit of this segment was $13,766,000, reduced by $10,341,000 in operating expenses.

         Income from operations of the oil recycling segment increased by $1,003,000, or 33.7%, for the fiscal year ended March 31, 1996, as compared to the prior fiscal year. This improvement resulted from lower operating expenses and higher used oil and waste water collection revenue. Partially offsetting was a volume decrease due primarily to the sale of the Georgia operations.

         Corporate overhead costs not charged to the business segments totalled $5,313,000 for the fiscal year ended March 31, 1996, an increase of $1,065,000, or 25.1%, as compared to the prior fiscal year. This increase was due largely to higher salaries and payroll related costs. In relation to revenue, total corporate overhead decreased to 0.8% for the fiscal year ended March 31, 1996, as compared to 1.2% for the prior fiscal year.

         For the fiscal year ended March 31, 1996, the Company had other income, net, of $1,875,000, an increase of $101,000 over the prior fiscal year. This increase was due to a $1,204,000 increase in equity earnings of the Company's aviation fueling joint venture in Ecuador. Partially offsetting was a $737,000 decline in foreign currency exchange gains realized in fiscal 1995 and $119,000 in foreign currency exchange losses during fiscal 1996.

         Net income for the fiscal year ended March 31, 1996 was $10,945,000, an increase of $2,857,000, as compared to net income for the fiscal year ended March 31, 1995. Earnings per share of $1.35 for the fiscal year ended March 31, 1996 exhibited a $.25, or 22.7% increase over the $1.10 achieved during the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO
   THE FISCAL YEAR ENDED MARCH 31, 1994.

         The Company's revenues for the fiscal year ended March 31, 1995 were $361,891,000, an increase of $111,364,000, or 44.5%, as compared to revenue of $250,527,000 for the prior year. The Company's revenue during these periods were attributable to the following segments:

                               FISCAL YEAR ENDED MARCH 31,   PERCENT
                                  1995          1994        INCREASE
                               ------------  ------------    --------
  Aviation Fueling             $288,728,000  $233,982,000      23.4%
  Marine Fueling                 54,578,000          -           *
  Oil Recycling                  18,591,000    16,554,000      12.3
  Intersegment Eliminations          (6,000)       (9,000)       *
                               ------------  ------------

  Total Revenue                $361,891,000  $250,527,000      44.5%
                               ============  ============      =====

         * Percent not meaningful.

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

         The marine fueling segment sold 465,000 metric tons of fuel and brokered 1,091,000 metric tons of fuel, contributing $53,298,000 and $824,000 in revenue, respectively. The Company also sold 104,000 gallons in lubricants totalling $456,000 in revenue.

         The oil recycling segment sold 35,015,000 gallons of recycled oil products and contributed $18,591,000 of revenue for the fiscal year ended March 31, 1995. This was an increase in revenue of $2,037,000, or 12.3%, as compared to last year when the Company sold 32,756,000 gallons of recycled oil products. The revenue increase reflects higher used oil and waste water collection revenue, higher product volume sold, and a price related increase on recycled product.

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

         The Company's income from operations for the fiscal year ended March 31, 1995 was $11,249,000, an increase of $1,479,000, or 15.1%, as compared to income from operations of $9,770,000 for the fiscal year ended March 31, 1994. Income from operations during these periods was attributable to the following segments:
                           FISCAL YEAR ENDED MARCH 31,   PERCENT
                               1995          1994       INCREASE
                            -----------   -----------   --------
  Aviation Fueling          $12,304,000   $12,066,000       2.0%
  Marine Fueling                220,000          -           *
  Oil Recycling               2,973,000     1,075,000     176.6
  Corporate Overhead         (4,248,000)   (3,371,000)     26.0
                            -----------   -----------

  Total Income from
    Operations              $11,249,000   $ 9,770,000      15.1%
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

         Income from operations of the oil recycling segment increased by $1,898,000, or 176.6%, for the fiscal year ended March 31, 1995, as compared to the prior fiscal year. This increase resulted primarily from higher product volume sold, higher margins on recycled oil and lower operating expenses.

         Corporate overhead costs not charged to the business segments totalled $4,248,000 for the fiscal year ended March 31, 1995, an increase of $877,000, or 26.0%, as compared to the prior fiscal year. The increase was due to higher salaries and payroll related costs. In relation to sales, total corporate overhead decreased to 1.2% for the fiscal year ended March 31, 1995, as compared to 1.3% for the prior year.

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

         Net income for the fiscal year ended March 31, 1995 was $8,088,000, an increase of $2,893,000, as compared to net income for the fiscal year ended March 31, 1994. Earnings per share of $1.10 for the fiscal year ended March 31, 1995 exhibited a $0.37 increase over the $0.73 achieved during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         In the Company's aviation and marine fuel businesses, the primary use of capital is to finance accounts receivable. The Company maintains aviation fuel inventories in the United States for competitive reasons. On average, inventory levels represent less than a three week demand. The Company's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventory at third party storage facilities.

         In relation to the Company's aviation and marine fueling segments, the oil recycling segment capital requirements are for the financing of property, plant and equipment, and accounts receivable. The Company normally utilizes internally generated cash to fund capital expenditures, and secondarily the Company will utilize its available line of credit or enter into leasing or installment note arrangements to match-fund the useful life of certain long-term assets with the related debt. The Company's oil recycling operations also require working capital to purchase and carry an inventory of used oil, as well as the costs of operating the plant until the proceeds from the re-refined oil sales are received.

         Cash and cash equivalents amounted to $12,856,000 at March 31, 1996, as compared to $10,907,000 at March 31, 1995. The principal sources of cash during the fiscal year ended March 31, 1996 were $3,702,000 in net cash provided by operating activities, $2,046,000 from collections on notes receivable, and $863,000 from the issuance of common stock in connection with the exercise of options. Partially offsetting the increase in cash and cash equivalents was $1,817,000 of repayments on notes payable, $1,854,000 in dividends paid on common stock and $1,026,000 used for the purchase and construction of plant, equipment and other capital expenditures, net of proceeds from sales of assets.

         Working capital as of March 31, 1996 was $39,546,000, exhibiting a $12,026,000 increase from working capital as of March 31, 1995. As of March 31, 1996, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $67,108,000, an increase of $23,742,000 as compared to the March 31, 1995 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $13,382,000. The increase in net trade receivables of $10,360,000 was attributed to the marine and aviation segments. The allowance for doubtful accounts as of March 31, 1996 amounted to $4,363,000, a decrease of $203,000 as compared to the balance at March 31, 1995. During the fiscal years ended March 31, 1996 and 1995, the Company charged $2,291,000 and $2,062,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $2,494,000 and $210,000, respectively.

         Inventories at March 31, 1996 were $878,000 higher as compared to March 31, 1995. This consisted of a $1,206,000 increase in inventories in the aviation fueling segment, and a $328,000 decrease in the oil recycling segment.

         Capital expenditures for the fiscal year ended March 31, 1996, consisted primarily of $720,000 in office equipment and furniture, as well as $288,000 to acquire trucks utilized in the collection of used oil and petroleum contaminated water, and delivery of recycled products. During fiscal year 1997, the Company anticipates spending approximately $1,000,000 to upgrade the storage tank facilities of its Louisiana oil recycling plant and an additional $1,000,000 for the upgrade of plant, machinery and equipment. The Company also anticipates spending an additional estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Other assets decreased $1,474,000, as compared to March 31, 1995. This resulted from the repayment of $1,595,000 in notes receivable outstanding as of March 31, 1995.

         Accrued salaries and wages increased $1,308,000, principally as the result of accrued sales and management performance bonuses pursuant to employment agreements.

         Long-term liabilities as of March 31, 1996 were $4,518,000, exhibiting a $2,466,000 decrease as compared to March 31, 1995. This decrease was primarily the result of the first installment payment on the promissory notes payable related to the acquisition of the Trans-Tec group of companies, and the settlement of the shareholders' class action litigation, described above.

         Deferred income taxes increased $1,108,000 over the prior year, principally due to the excess of tax over financial reporting depreciation and amortization and the settlement of the shareholders' class action suit.

         Stockholders' equity amounted to $63,750,000, or $7.93 per share, at March 31, 1996, compared to $52,066,000, or $6.67 per share, at March 31, 1995.
This increase of $11,684,000 was due to $10,945,000 in earnings for the period, $1,300,000 due to the issuance of common stock pursuant to the settlement of the class action suit, and $863,000 due to the issuance of common stock pursuant to the exercise of stock options. Partially offsetting was $1,464,000 in cash dividends declared.

         The Company expects to meet its capital investment and working capital requirements for fiscal year 1997 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of the Company for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"), is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth in the 1996 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Transactions with Management and Others" in the 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as a part of this report:

                  (i)       Report of Independent Certified Public
                            Accountants.                                      31

                  (ii)      Consolidated Balance Sheets as of March
                            31, 1996 and 1995.                                32

                  (iii)     Consolidated Statements of Income for the
                            Years Ended March 31, 1996, 1995 and 1994.        34

                  (iv)      Consolidated Statements of Stockholders'
                            Equity for the Years Ended March 31, 1996,
                            1995 and 1994.                                    35

                  (v)       Consolidated Statements of Cash Flows for
                            the Years Ended March 31, 1996, 1995 and
                            1994.                                             36

                  (vi)      Notes to Consolidated Financial Statements.       39

(a)(2)            The following consolidated financial statement
                  schedule is filed as a part of this report:

                  (i)       Schedule II - Valuation and Qualifying
                            Accounts.                                         55

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

(a)(3) The exhibits set forth in the following index of exhibits are filed as a part of this report:

                  EXHIBIT NO.               DESCRIPTION
                  -----------               -----------
                  (2)  Plan of acquisition, reorganization, arrangement,
                           liquidation or succession:

                           (a)      Acquisition Agreement dated December 9,
                                    1994 among International Recovery Corp. (now known as World Fuel Services Corporation), Trans-Tec Services, Inc., Trans-Tec Servicios, S.A., Theofilos A. Vatis, Michael
                                    J. Kasbar, Paul H. Stebbins, and Stacey A.
                                    Polites is incorporated by reference to the Company's Form 8-K filed January 18, 1995.

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

                  (10)     Material Contracts:

                           (a) Material contracts incorporated by reference to the Company's Report on Form 10-K filed June 17, 1991:

                                    (i)     Revolving Loan Agreement and Credit
                                            Facility, dated March 1, 1991, among
                                            The Citizens & Southern National
                                            Bank (now known as NationsBank,
                                            N.A. (South)), International
                                            Recovery (now known as World Fuel
                                            Services Corporation) and its
                                            subsidiaries.

                                    (ii)    Promissory Note, dated March 1,
                                            1991, executed by International
                                            Recovery Corp. (now known as World
                                            Fuel Services Corporation) and its
                                            subsidiaries in favor of The
                                            Citizens & Southern National Bank
                                            (now known as NationsBank,
                                            (South) N.A.)

                           (b) Material contracts incorporated by reference to the Company's Report on Form 10-K filed May 9, 1994:

                                    (i)     Consolidated Amendment No. 2 dated
                                            January 21, 1994, among NationsBank
                                            of Florida, N.A. (now known as
                                            NationsBank, N.A. (South)),
                                            International Recovery Corp. (now
                                            known as World Fuel Services
                                            Corporation) and its subsidiaries.

                                    (ii)    Promissory Note, dated January 21,
                                            1994, executed by International
                                            Recovery Corp. (now known as World
                                            Fuel Services Corporation) and its
                                            subsidiaries in favor of NationsBank
                                            of Florida, N.A. (now known as
                                            NationsBank, N.A. (South))

                  (c) Material contracts incorporated by reference to the Company's Report on Form 10-K filed May 30, 1995:

                                    (i)      Consolidated Amendment No. 3 dated
                                             May 5, 1995, among NationsBank of
                                             Florida, N.A. (now known as
                                             NationsBank, N.A. (South)), and
                                             International Recovery Corp. (now
                                             known as World Fuel Services
                                             Corporation) and its subsidiaries.

                                    (ii)     Promissory Note, dated January 3,
                                             1995, executed by International
                                             Recovery Corp. (now known as World
                                             Fuel Services Corporation) in favor
                                             of Theofilos A. Vatis.

                                    (iii)    Promissory Note, dated January 3,
                                             1995, executed by International
                                             Recovery Corp. (now known as World
                                             Fuel Services Corporation) in favor
                                             of Michael J. Kasbar.

                                    (iv)     Promissory Note, dated January 3,
                                             1995, executed by International
                                             Recovery Corp. (now known as World
                                             Fuel Services Corporation) in favor
                                             of Paul H. Stebbins.

                                    (v)      Promissory Note, dated January 3,
                                             1995, executed by International
                                             Recovery Corp. (now known as World
                                             Fuel Services Corporation) in favor
                                             of Stacey A. Polites.

                  (d)      Material contracts filed with this Form 10-K:

                                    (i)      Amendment to Employment Agreement
                                             with Jerrold Blair, dated
                                             February 15, 1996.

                                    (ii)     Amendment to Employment Agreement
                                             with Ralph Weiser, dated
                                             February 15, 1996.

                                    (iii)    Amendment to Employment Agreement
                                             with Jerrold Blair, dated
                                             March 31, 1996.

                                    (iv)     Amendment to Employment Agreement
                                             with Ralph Weiser, dated
                                             March 31, 1996.

                                    (v)      Amendment to Employment Agreement
                                             with Phillip S. Bradley, dated
                                             June 2, 1995.

                                    (vi)     Consolidated Amendment No. 4 dated
                                             September 25, 1995, among
                                             NationsBank of Florida, N.A. (now
                                             known as NationsBank, N.A.(South)),
                                             World Fuel Services Corporation
                                             and its subsidiaries.

                                      (vii)  Consolidated Amendment No. 5 dated
                                             May 15, 1996, among NationsBank
                                             N.A., (South), and World Fuel
                                             Services Corporation and its
                                             subsidiaries.



                  (21) Subsidiaries of the Registrant

                  (23) Consent of Independent Certified
                       Public Accountants

                  (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the Company's fiscal year ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD FUEL SERVICES CORPORATION

Dated:  May 21, 1996                  By: /S/ Jerrold Blair
                                          ------------------------
                                          Jerrold Blair, President


Dated:  May 21, 1996                   By: /S/ Carlos A. Abaunza
                                          ------------------------
                                          Carlos A. Abaunza, Chief
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  May 21, 1996                   By: /S/ Ralph R. Weiser
                                           -------------------------
                                           Ralph R. Weiser, Director


Dated:  May 21, 1996                   By: /S/ Jerrold Blair
                                           -------------------------
                                           Jerrold Blair, Director


Dated:  May 21, 1996                   By: /S/ Phillip S. Bradley
                                           -------------------------
                                           Phillip S. Bradley, Director


Dated:  May 21, 1996                   By: /S/ Ralph Feuerring
                                           -------------------------
                                           Ralph Feuerring, Director


Dated:  May 21, 1996                   By: /S/ John R. Benbow
                                           -------------------------
                                           John R. Benbow, Director


Dated:  May 21, 1996                   By: /S/ Celestin Durand III
                                           -------------------------
                                           Celestin Durand III, Director


Dated:  May 21, 1996                   By: /S/ Myles Klein
                                           -------------------------
                                           Myles Klein, Director


Dated:  May 21, 1996                   By: /S/ Michael J. Kasbar
                                           -------------------------
                                           Michael J. Kasbar, Director


Dated:  May 21, 1996                   By: /S/ Paul H. Stebbins
                                           -------------------------
                                           Paul H. Stebbins, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

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



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Miami, Florida,
  May 16, 1996.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       MARCH 31,
                                             ----------------------------
                                                 1996            1995
                                             ============     ===========
CURRENT ASSETS:
  Cash and cash equivalents                  $ 12,856,000     $10,907,000
  Accounts receivable, net of allowance
    for bad debts of $4,363,000 and
    $4,566,000 at March 31, 1996 and
    1995, respectively                         62,745,000      38,800,000
  Inventories                                   4,592,000       3,714,000
  Prepaid expenses and other current assets     3,059,000       4,585,000
                                             ------------     -----------

    Total current assets                       83,252,000      58,006,000
                                             ------------     -----------


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                            601,000         705,000
  Buildings and improvements                    2,890,000       2,929,000
  Office equipment and furniture                2,645,000       2,394,000
  Plant, machinery and equipment               14,171,000      15,052,000
  Construction in progress                         67,000         184,000
                                             ------------     -----------

                                               20,374,000      21,264,000

  Less accumulated depreciation
    and amortization                            5,856,000       5,680,000
                                             ------------     -----------

                                               14,518,000      15,584,000
                                             ------------     -----------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies,
    net of accumulated amortization            12,123,000      12,391,000
  Other                                         2,081,000       3,555,000
                                             ------------     -----------

                                             $111,974,000     $89,536,000
                                             ============     ===========
















                                                             (Continued)
                                                                -32-

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       MARCH 31,
                                             -----------------------------
                                                 1996             1995
                                             ============      ===========

CURRENT LIABILITIES:
  Current maturities of long-term debt       $  1,944,000      $ 2,128,000
  Accounts payable and accrued expenses        37,808,000       24,334,000
  Customer deposits                             1,467,000        1,559,000
  Accrued salaries and wages                    2,055,000          747,000
  Income taxes payable                            432,000        1,718,000
                                             ------------      -----------

  Total current liabilities                    43,706,000       30,486,000
                                              ------------      -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities     2,103,000        4,447,000
  Accrued litigation settlement expense             -            1,300,000
  Deferred compensation                         1,572,000        1,237,000
  Deferred income taxes                           843,000            -
                                             ------------      -----------
                                                4,518,000        6,984,000
                                             ------------      -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized,
    none issued                                      -                -
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    8,039,000 and 7,805,000 shares
    issued and outstanding at March
    31, 1996 and 1995, respectively                80,000           78,000
  Capital in excess of par value               22,615,000       20,414,000
  Retained earnings                            41,112,000       31,631,000
  Less treasury stock, at cost                     57,000           57,000
                                             ------------      -----------
                                               63,750,000       52,066,000
                                             ------------      -----------
                                             $111,974,000      $89,536,000
                                             ============      ===========







                   The accompanying notes to the consolidated
                    financial statements are an integral part
                      of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                          FOR THE YEAR ENDED MARCH 31,
                                   ------------------------------------------
                                      1996            1995          1994
                                   ============   ============   ============
Revenue                            $642,299,000   $361,891,000   $250,527,000

Cost of sales                       601,930,000    334,134,000    223,576,000
                                   ------------   ------------   ------------

  Gross profit                       40,369,000     27,757,000     26,951,000
                                   ------------   ------------   ------------

Operating expenses:
  Salaries and wages                 13,266,000      8,117,000      6,558,000
  Provision for bad debts             2,291,000      2,062,000      5,063,000
  Other                               9,866,000      6,329,000      5,560,000
                                   ------------   ------------   ------------

                                     25,423,000     16,508,000     17,181,000
                                   ------------   ------------   ------------

  Income from operations             14,946,000     11,249,000      9,770,000
                                   ------------   ------------   ------------

Other income (expense):
  Litigation settlement                       -             -      (1,300,000)
  Equity in earnings of
    aviation joint venture            1,748,000        544,000          -
  Other, net                            127,000      1,230,000        (33,000)
                                   ------------   ------------   ------------

                                      1,875,000      1,774,000     (1,333,000)
                                   ------------   ------------   ------------

  Income before income taxes         16,821,000     13,023,000      8,437,000

Provision for income taxes            5,876,000      4,935,000      3,242,000
                                   ------------   ------------   ------------


Net income                         $ 10,945,000   $  8,088,000   $  5,195,000
                                   ============   ============   ============

Net income per share               $       1.35   $       1.10   $        .73
                                   ============   ============   ============

Weighted average shares
  outstanding                         8,100,000      7,359,000      7,101,000
                                   ============   ============   ============












                   The accompanying notes to the consolidated
                    financial statements are an integral part
                        of these consolidated statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK    CAPITAL IN
                         ----------------  EXCESS OF     RETAINED   TREASURY
                         SHARES    AMOUNT  PAR VALUE     EARNINGS   STOCK
                       ---------  ------- -----------  ----------- ---------
Balance at March 31,
 1993                  7,056,000  $71,000 $14,442,000  $19,857,000 $   -

  Exercise of warrants    59,000     -        463,000         -        -

  Repurchase of common
         stock           (8,000)     -           -            -     (57,000)

  Net income                -        -           -       5,195,000     -
                       ---------  ------- -----------  ----------- --------

Balance at March 31,
 1994                  7,107,000   71,000  14,905,000   25,052,000  (57,000)

  Exercise of warrants    57,000     -        463,000         -        -

  Exercise of options     60,000     -        455,000         -        -

  Issuance of shares
         for acquisition 581,000    7,000   4,577,000         -        -

  Cash dividends
         declared           -        -           -      (1,509,000)    -

  Net income                -        -           -       8,088,000     -

  Other                     -        -         14,000         -        -
                       ---------  ------- -----------  ----------- --------

Balance at March 31,
 1995                  7,805,000   78,000  20,414,000   31,631,000  (57,000)

  Exercise of options    116,000    1,000     862,000        -        -

  Issuance of shares
         for litigation
         settlement      118,000    1,000   1,299,000        -        -

  Cash dividends
         declared           -        -           -      (1,464,000)   -

  Net Income                -        -           -      10,945,000    -

  Other                     -        -         40,000         -       -
                       ---------  ------- -----------  ----------- --------

Balance at March 31,
 1996                  8,039,000  $80,000 $22,615,000  $41,112,000 ($57,000)
                       =========  ======= ===========  =========== ========



                   The accompanying notes to the consolidated
                    financial statements are an integral part
                        of these consolidated statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ----------------------------------------------------------------
                                                                  1996                      1995                       1994
                                                              ===========               ===========                ===========
Cash flows from operating activities:

  Net income                                                  $10,945,000               $ 8,088,000                $ 5,195,000
                                                              -----------               -----------                -----------

  Adjustments to reconcile net income
    to net cash provided by
    operating activities-
         Depreciation and amortization                          1,656,000                 1,373,000                  1,502,000
         Provision for bad debts                                2,291,000                 2,062,000                  5,063,000
         Litigation settlement                                          -                         -                  1,300,000
         Deferred income tax
          provision (benefit)                                   1,108,000                   181,000                   (176,000)
         Equity in earnings of aviation
          joint venture, net                                     (354,000)                 (544,000)                        -
         Other non-cash operating
          (credits) charges                                       (83,000)                   35,000                     (4,000)

     Changes in assets and liabilities,
        net of acquisitions and dispositions:

        (Increase) decrease in-
         Accounts receivable                                  (26,286,000)                1,959,000                    223,000
         Inventories                                             (953,000)                 (933,000)                   165,000
          Prepaid expenses and
           other current assets                                 1,371,000                   (72,000)                (1,347,000)
         Other assets                                              11,000                   (15,000)                   332,000
          Net cash provided by
           discontinued operations                                      -                         -                  2,431,000

        Increase (decrease) in-
          Accounts payable and
           accrued expenses                                    13,731,000                (4,290,000)                (1,903,000)
          Customer deposits                                       (92,000)                  166,000                    152,000
          Deferred compensation                                   335,000                   (24,000)                     -
          Accrued salaries
           and wages                                            1,308,000                   461,000                   (299,000)
          Income taxes payable                                 (1,286,000)                  852,000                 (1,510,000)
                                                              -----------               -----------               ------------

                  Total adjustments                            (7,243,000)                1,211,000                  5,929,000
                                                              -----------               -----------                -----------

     Net cash provided by operating
      activities                                                3,702,000                 9,299,000                 11,124,000
                                                              -----------               -----------                -----------






                                                               (Continued)
                                                                  -36-

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                           FOR THE YEAR ENDED MARCH 31,
                                      ------------------------------------
                                          1996        1995         1994
                                      ===========  ===========   =========

Cash flows from investing activities:
  Additions to property, plant and
    equipment                          (1,407,000)  (2,194,000) (3,114,000)
  Proceeds from sales of assets           381,000      585,000      77,000
  Payment for acquisition of
    business, net of cash acquired        (40,000)  (3,184,000)      -
  Purchase of short-term investments        -       (3,500,000)      -
  Proceeds from short-term investments      -        3,500,000       -
  Proceeds from notes receivable        2,046,000      768,000       -
  Repayments from (advances to)
   aviation joint venture                 338,000     (338,000)      -
                                      -----------  -----------   ---------
    Net cash provided by (used in)
     investing activities               1,318,000   (4,363,000) (3,037,000)
                                      -----------  -----------  ----------


Cash flows from financing activities:
  Net repayments under the revolving
    line of credit                           -            -     (4,000,000)
  Repayment of long-term debt            (263,000)    (286,000)   (489,000)
  Repayment of notes payable           (1,817,000)  (1,643,000)      -
  Proceeds from issuance of
    common stock                          863,000      918,000     463,000
  Repurchase of common stock                 -            -        (57,000)
  Dividends paid on common stock       (1,854,000)    (717,000)      -
                                      -----------  -----------  ----------

    Net cash used in
      financing activities             (3,071,000)  (1,728,000) (4,083,000)
                                      -----------  -----------  ----------


Net increase in cash
  and cash equivalents                  1,949,000    3,208,000   4,004,000

Cash and cash equivalents, at
  beginning of year                    10,907,000    7,699,000   3,695,000
                                      -----------  -----------  ----------

Cash and cash equivalents, at
  end of year                         $12,856,000  $10,907,000  $7,699,000
                                      ===========  ===========  ==========











                                                               (Continued)
                                                                  -37-

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)
                                              FOR THE YEAR ENDED MARCH 31,
                                           ------------------------------------
                                             1996         1995         1994
                                           ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

    Cash paid during the year for:

          Interest, net of capitalized
            interest                       $  613,000   $  129,000   $  149,000
                                           ==========   ==========   ==========

          Income taxes                     $6,368,000   $3,714,000   $3,219,000
                                           ==========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         In connection with the January 1995 acquisition of the Trans-Tec group of companies, the Company issued 581,000 shares of its common stock valued at $4,584,000, and $6,000,000 in notes payable.

         In April 1995, the Company paid $1,300,000, representing its share of a litigation settlement, by issuing 117,825 shares of the Company's common stock at an agreed upon price of $11.03 per share (restated to reflect the 3-for-2 stock split).

         As partial consideration for the sale of certain assets on June 1, 1995, the Company received a $979,000 note receivable with an original maturity date of July 1, 2007. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

         Cash dividends declared, but not yet paid, totaling $402,000 and $792,000, are included in accounts payable and accrued expenses as of March 31, 1996 and 1995, respectively.




















                   The accompanying notes to the consolidated
                      financial statements are an integral
                     part of these consolidated statements.
                                      -38-

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In August 1995, the stockholders of the Company approved a change in the Company's name from International Recovery Corp. to World Fuel Services Corporation (the "Company"). The Company was incorporated in July 1984. The Company markets aviation and marine fuel and recycles used oil.

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

In August 1994, the Company began aviation fueling operations in Ecuador through a joint venture which enables the Company to provide point-to-point aviation fuel sales within Ecuador. See Note 6 for additional information.

In January 1995, the Company entered the marine fueling business with the acquisition of the Trans-Tec group of companies. The following unaudited pro-forma results of operations for the fiscal years ended March 31, 1995 and 1994 assume that the Company acquired the Trans-Tec companies on April 1, 1993.

                                                FOR THE YEAR ENDED
                                                      MARCH 31,
                                            ------------------------------
                                               1995               1994
                                            ------------      ------------

                  Revenue                   $524,893,000      $388,094,000
                                            ============      ============

                  Net income                $  8,585,000      $  6,117,000
                                            ============      ============

                  Net income per share      $       1.10      $       0.79
                                            ============      ============

Effective June 1, 1995, the Company sold substantially all of the operating assets and liabilities of International Petroleum Corporation of Georgia ("IPC-GA"), a subsidiary of the Company engaged in the used oil recycling business, to Universal Refining, LLC ("URL") and Mr. Barry Paul. URL's president is Mr. Barry Paul, the former president of IPC-GA and of the entity from which IPC-GA initially purchased these assets in August 1990. Mr. Paul is the cousin of the Company's President. The sales price was $1,179,000, which closely approximated the Company's carrying values of the net assets sold. At closing, a cash payment of $200,000 and a note receivable for $979,000, with an original maturity date of July 1, 2007, were received. In October 1995, the entire outstanding principal balance of the note receivable was collected in cash, net of a $98,000 pre-payment discount.


         BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to record its proportionate share of the earnings of its aviation joint venture.


         CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's investments at March 31, 1996 and 1995 amounted to $11,395,000 and $8,863,000 respectively, and consisted principally of bank repurchase agreements collateralized by United States Government Securities. Investment maturities do not exceed 30 days and are not rated lower than A1-P1 by Standard & Poor's Corporation - Moody's Investors Services, Inc. Interest income, which is included in Other, net, in the accompanying statements of income, totalled $1,029,000, $765,000 and $182,000 for the years ended March 31, 1996, 1995 and
1994, respectively.

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


         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                                                   YEARS
                                                   =====

          Buildings and improvements               10-40
          Office equipment and furniture            3-8
          Plant, machinery and equipment            3-40

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the lives of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resultant gain or loss is credited or charged to income.


         UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $775,000 and $413,000, as of March 31, 1996 and 1995, respectively. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows associated with the acquired companies to the carrying amount of the unamortized cost in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect an impairment in the value of the asset.

         REVENUE RECOGNITION

Revenue is generally recorded in the period when the sale is made or as the services are performed. In the Company's aviation and marine fueling segments, the Company contracts third parties to provide the fuel and/or intoplane services. This may cause delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the delivery of fuel took place. Costs not yet billed are classified as current assets and are included under Inventories. The Company's revenue recognition policy with respect to the aviation and marine fueling segment does not result in amounts that are materially different than accounting under generally accepted accounting principles.

         INCOME TAXES

The Company and its United States subsidiaries file consolidated income tax returns. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation.

         FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the U.S. Dollar which also serves as its reporting currency. Most foreign entities translate monetary assets and liabilities at fiscal year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. The Company's aviation joint venture uses the Company's reporting currency as the functional currency (as it operates in a highly inflationary economy) and translates net assets at fiscal year-end rates while income and expense accounts are translated at average exchange rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence and are included in Other, net.

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses resulting from payments to aviation fuel suppliers are included in Other, net, in the period incurred, and amounted to net losses of $119,000 and net gains of $737,000 for the fiscal years ended March 31, 1996 and 1995, respectively. There were no significant foreign currency gains or losses in fiscal year 1994.

         EARNINGS PER SHARE

Earnings per common and common equivalent share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include all potentially dilutive outstanding stock options and warrants applying the treasury stock method. Primary and fully diluted earnings per share are not materially different.

         USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires that the Company disclose the estimated fair value of financial instruments, both assets and liabilities recognized and not recognized in the accompanying consolidated balance sheets, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company's management using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reflected in the accompanying balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 1996, the carrying value of the long-term debt and the fair value of such instruments was not considered to be significantly different.

         NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 will apply to the Company for the fiscal year ending March 31, 1997. The Company does not believe that SFAS No. 121 would have a material effect on its financial position or the results of its operations had it been applied in the fiscal year ended March 31, 1996.

(2) LONG-TERM DEBT

Long-term debt consists of the following at March 31:
                                                        1996             1995
                                                     ==========       ==========
    Promissory notes issued in connection
          with the acquisition of the Trans-tec
          group of companies, payable annually
          through January 1998, bearing interest
          at 9%, unsecured                           $3,928,000       $6,000,000
    Capitalized lease obligations, payable
          through August 1996, interest at rates
          ranging from 10.19% to 10.70% (secured
          by property with a net book value of
          $30,000 and $263,000 at March 31, 1996
          and 1995, respectively)                        18,000          251,000
    Equipment notes, payable monthly through
          May 1998, interest rates ranging from
          6.76% to 7.00%, secured by equipment          101,000          147,000
    Mortgage note, transferred effective June
          1, 1995, to the buyer of IPC-GA                  -             177,000
                                                     ----------       ----------

                                                      4,047,000        6,575,000

    Less current maturities                           1,944,000        2,128,000
                                                     ----------       ----------

                                                     $2,103,000       $4,447,000
                                                     ==========       ==========


The Company has an unsecured credit facility providing a $25,000,000 revolving line of credit with sublimits of $8,000,000 and $6,000,000 for standby letters of credit and documentary letters of credit, respectively. Approximately $5,760,000 in standby letters of credit were outstanding as of March 31, 1996 under the credit facility. The Company also has $100,000 outstanding in standby letters of credit from other financing institutions and has pledged $100,000 of cash as collateral on these letters of credit.

The revolving line of credit bears interest, at the Company's option, at the NationsBank Prime rate, or LIBOR, adjusted for the Bank's reserve requirement, plus a margin ranging from .875% to 1.125%, depending on the Company's consolidated fixed charge ratio as defined under the credit facility. Interest is payable quarterly in arrears. As of March 31, 1996 and 1995, there were no amounts outstanding under the revolving line of credit. Any outstanding principal and interest will mature on March 31, 1998. The credit facility, in addition to other restrictions, requires the maintenance of certain financial ratios and account balances, limits cash outlays for capital expenditures, places certain restrictions on additional borrowings outside of NationsBank and restricts the payment of dividends, except for the Company's quarterly dividend which complies with the NationsBank facility. As of March 31, 1996, the Company was in compliance with its debt covenants.

Aggregate annual maturities of long-term debt as of March 31, 1996, are as follows:
                           1997                      $1,944,000
                           1998                       2,099,000
                           1999                           4,000
                                                     ----------

                                                     $4,047,000
                                                     ==========
Interest expense, which is included in Other, net, in the accompanying consolidated statements of income, is as follows for the years ended March 31:

                                     1996            1995         1994
                                   ========        ========     ========
         Interest expense          $565,000        $263,000     $175,000
         Capitalized interest          -               -         (32,000)
                                   --------        --------     --------

         Interest expense, net     $565,000        $263,000     $143,000
                                   ========        ========     ========


(3) INCOME TAXES

The provision for income taxes consists of the following components for the years ended March 31:
                                     1996             1995         1994
                                   ==========      ==========    ==========
          Current:
                  Federal          $3,568,000      $3,540,000    $2,595,000
                  State               567,000         614,000       402,000
                  Foreign             633,000         600,000       152,000
                                   ----------      ----------    ----------

                                    4,768,000       4,754,000     3,149,000
                                   ----------      ----------    ----------
          Deferred:
                  Federal             998,000         217,000       158,000
                  State               138,000          39,000        24,000
                  Foreign             (28,000)        (75,000)      (89,000)
                                   ----------      ----------    ----------

                                    1,108,000         181,000        93,000
                                   ----------      ----------    ----------

                           Total   $5,876,000      $4,935,000    $3,242,000
                                   ==========      ==========    ==========


The difference between the reported tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 1996, is primarily due to state income taxes.

The Company's share of undistributed earnings of foreign subsidiaries not included in its consolidated federal income tax return that could be subject to additional income taxes if remitted, was approximately $6,007,000 and $4,888,000 at March 31, 1996 and March 31, 1995, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

The temporary differences which comprise the Company's net deferred tax (liability) asset are as follows:
                                              MARCH 31,
                                   --------------------------------
                                      1996                 1995
                                   -----------          -----------
  Excess of provision for
    bad debts over charge-offs     $ 1,537,000         $  1,340,000

  Excess of tax over financial
    reporting depreciation and
    amortization                    (1,989,000)          (1,284,000)

  Accrued expenses recognized for
    financial reporting purposes,
    not currently deductible           161,000              481,000

  Excess of tax over financial
    reporting amortization of
    identifiable intangibles          (365,000)            (248,000)

  Other, net                          (187,000)             (24,000)
                                   -----------          -----------
                                   $  (843,000)         $   265,000
                                   ===========          ===========


The net deferred tax asset at March 31, 1995, is included in Other assets in the accompanying consolidated balance sheets.


(4) STOCKHOLDERS' EQUITY

         COMMON STOCK ACTIVITY

On June 5, 1995, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of this split.

In April 1995, the Company paid $1,300,000, representing its share of the stockholders class action settlement, by issuing 117,825 shares of the Company's common stock at an agreed upon price of $11.03 per share (restated to reflect the 3-for-2 stock split).

         EMPLOYEE STOCK OPTIONS ACTIVITY

In January 1986, the stockholders approved an employee stock option plan under the terms of which the Board of Directors is authorized to grant options to full-time employees of the Company and its subsidiaries. The plan permits the issuance of options to purchase up to an aggregate of 300,000 (increased to 600,000 in August 1995) shares of the Company's common stock. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to an option granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All options granted pursuant to the employee stock plan must be exercised within ten years after the date of grant, except that options granted to individuals owning more than 10% of the Company's outstanding common stock must be exercised within five years after the date of grant.

In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS 123 will apply to the Company for the fiscal year ending March 31, 1997. The Company does not believe that this Statement would have a material effect on its financial position or the results of its operations had it been applied in the fiscal year ended March 31, 1996.

The following summarizes the status of the employee stock option plan at, and for the year ended March 31:

                                  1996              1995              1994
                            ===============    ===============   ===============
 Granted                         98,091             46,206            None
  Per Share                 $10.33 - $12.58    $14.88 - $15.50

 Adjustment for
  3:2 stock split                85,714             None              None

 Expired                          None             20,000             None

 Exercised                       69,375             None              None
  Per Share                 $ 2.00 - $9.33

 Outstanding                    285,857           171,427            145,221
  Per Share                  $9.08 - $12.58    $3.00 - $15.50     $3.00 - $14.75

 Available for
  future grant                  153,489            37,294             63,500

 Exercisable                    120,707           125,221             63,721
  Per Share                  $9.33 - $9.83     $3.00 - $14.75     $3.00 - $14.75


During fiscal year 1996, the Board of Directors granted options to several executive officers for the purchase of 38,841 shares of the Company's common stock under the employee stock option plan at an exercise price of $12.58 per share. The Board of Directors also granted options to various employees for the purchase of 59,250 shares of the Company's common stock under the employee stock option plan at an exercise price of $10.33 per share. Options granted during the 1996 fiscal year have been adjusted to reflect the 3-for-2 stock split.

The adjustment for the 3-for-2 stock split of 85,714 shares of common stock reflects the effect of the stock split on the 171,427 shares of common stock outstanding under the employee stock option plan as of March 31, 1995.

In November 1995, previously granted options under the employee stock option plan for the purchase of 69,375 shares of the Company's common stock were exercised at prices ranging from $2.00 to $9.33 per share. The proceeds received by the Company from the exercise of these options totalled $531,000.

In June 1994, the Company extended through December 31, 1995, the non-qualified option of an executive officer and director of the Company, for the purchase of 37,500 shares of the Company's common stock, at an exercise price of $6.67 per share. The difference between the fair market value on the extension date of $12.13, and the option price, was amortized over 1995 as compensation expense. In May 1995, the Board of Directors granted a non-qualified option to an executive officer to purchase 13,659 shares of the Company's common stock at an exercise price of $12.58 per share. In November 1995, previously granted non-qualified stock options for the purchase of 46,875 shares of the Company's common stock were exercised at prices ranging from $6.67 to $10.08. The proceeds received by the Company from the exercise of these options totalled $332,000. As of March 31, 1996, non-qualified stock options to purchase a total of 63,089 shares of the Company's common stock at exercise prices ranging from $9.33 to $13.88 per share, remain outstanding.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In August, 1994, at the annual meeting of the stockholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("1993 Directors Plan") was adopted. An aggregate of 50,000 shares of the Company's common stock have been reserved for issuance under the 1993 Directors Plan.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 2,500 shares each year, starting in August 1995, that the individual is re-elected. As of March 31, 1996, options to purchase 23,125 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 25,000 shares are available for future grant.

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

         DIVIDEND DECLARATIONS

The Company declared and paid the following cash dividends for fiscal years 1996 and 1995, respectively (restated to reflect the 3-for-2 stock split):

DECLARATION DATE    PER SHARE   RECORD DATE           PAYMENT DATE
- -----------------   ---------   ------------------    ------------
June 5, 1995        $0.050      June 19, 1995         June 27, 1995
September 6, 1995   $0.050      September 22, 1995    October 16, 1995
December 8, 1995    $0.050      December 22, 1995     January 17, 1996
March 8, 1996       $0.050      March 22, 1996        April 15, 1996

DECLARATION DATE    PER SHARE   RECORD DATE           PAYMENT DATE
- -----------------   ---------   ------------------    ------------
May 9, 1994         $0.033      June 22, 1994         July 15, 1994
September 9, 1994   $0.033      September 22, 1994    October 14, 1994
December 9, 1994    $0.033      December 22, 1994     January 12, 1995
January 19, 1995    $0.033      March 22, 1995        April 13, 1995
February 22, 1995   $0.067      March 22, 1995        April 13, 1995

(5) COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

The Company leases premises in New Orleans, Louisiana and Plant City, Florida from trusts co-managed by the President of the Company under two operating leases with rent aggregating $90,000 per year. The leases expire in August 2001. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options on both leases.

The Company also leases additional office space and railroad tank cars from unrelated third parties.

At March 31, 1996, the future minimum lease payments under capital leases and operating leases with an initial noncancellable term in excess of one year, were as follows:
                                                CAPITAL     OPERATING
                                                 LEASES       LEASES
                                                =======     ==========
                 1997                           $19,000     $  726,000
                 1998                               -          585,000
                 1999                               -          260,000
                 2000                               -          226,000
                 2001                               -          226,000
                                                -------     ----------

         Total Minimum lease payments            19,000     $2,023,000
                                                            ==========

         Less amounts representing interest       1,000
                                                -------
         Present value of minimum lease
           payments                             $18,000
                                                =======

Rental expense under operating leases with an initial noncancellable term in excess of one year was $722,000, $535,000, and $461,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

         CAPITAL EXPENDITURES

During fiscal year 1997, the Company anticipates spending approximately $1,000,000 to upgrade the storage tank facilities of its Louisiana oil recycling plant and an additional $1,000,000 for the upgrade of plant, machinery and equipment. The Company intends to spend an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up cost up will be capitalized as part of the cost of the site, up to the fair market value of the site.

         SURETY BONDS

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 1996, the Company had $2,401,000 in outstanding bonds.

         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. The Company extends credit on an unsecured basis to many of its aviation and marine customers, some of which have a line of credit in excess of $2,000,000. The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision, based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

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

The Company has exited several environmental businesses which handled hazardous wastes. These wastes were transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current Federal and state laws and regulations. The Company is currently responsible to Federal and Florida environmental agencies for clean-up costs at a site formerly operated by its subsidiary, Resource Recovery of America, which has been sold by the Company. Under the terms of the sale, the Company contractually transferred to the buyer the responsibility for the state clean-up. The site has also qualified under the state reimbursement program, which the Company anticipates will cover the cost of the clean-up. The Company is actively involved in the coordination of clean-up requirements by the EPA and the state to assure the Company's compliance.

The Company's policy, which is in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," is to recognize estimated losses resulting from potential environmental contingencies, as a charge to income, if information available to the Company prior to issuance of the financial statements indicates that it is probable that an environmental liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 1996, the Company had a remaining accrued liability of $11,000 related to clean-up costs associated with the Company's discontinued operations. The Company did not identify any potential environmental contingencies, which would require a charge to income, during the current fiscal year.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, could have a material adverse effect on the Company's financial position or results of operations.

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

         EMPLOYMENT AGREEMENTS

The Company amended its employment agreements with the Chairman of the Board and the President which expire on March 31, 2001. Each agreement provides for a fixed salary and an annual bonus equal to 5% of the Company's income before income taxes and bonus in excess of $2,000,000. In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and earn interest at the Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, any excess amount, including any interest earned thereon, shall be paid to the executive within ten (10) days of such death, termination, or expiration. As of March 31, 1996, $170,800 was deferred under the agreements. The agreements also provide that if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of up to three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers and previous and current employees. The agreements provide for minimum salary levels, as well as bonuses which are payable if specified management goals are attained.

During the years ended March 31, 1996, 1995 and 1994, approximately $4,407,000, $3,963,000 and $3,124,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, at March 31, 1996 are as follows:

                                    1997            $ 4,283,000
                                    1998              3,671,000
                                    1999              1,202,000
                                    2000                533,000
                                    2001                533,000
                                                     ----------

                                                    $10,222,000
                                                    ===========

         DEFERRED COMPENSATION PLANS

The Company has an incentive compensation plan which provides incentive compensation to certain key personnel whose performance contributes to the profitability and growth of the Trans-Tec group of companies. The plan is unfunded and is not a qualified plan under the Internal Revenue Code. Under the plan, participants are awarded units for the allocation of 20% of the Trans-Tec group's net income, excluding the incentive compensation expense, and earn interest on their deferred amounts. The plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period of employment. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. The plan is administered by a plan committee appointed by the Board of Directors of Trans-Tec Services, Inc.

The plan committee has the authority to suspend or terminate the plan, as well as the responsibility to allocate the amount of incentive compensation among participants, during each plan year. The plan's fiscal year corresponds to the Company's fiscal year.

The Company maintains a 401(k) defined contribution plan which covers all employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. The Company makes matching contributions of 25% of the participants' contributions up to the first 4% contributed. The Company may also make annual additional contributions at its sole discretion. During the fiscal years ended March 31, 1996 and 1995, approximately $52,000 and $11,000, respectively, was expensed as Company contributions. The Company did not make matching contributions prior to fiscal year 1995.

(6) AVIATION JOINT VENTURE

In August 1994, the Company, through its wholly-owned subsidiary World Fuel Services, Inc., began operation of a joint venture with Petrosur, an Ecuador corporation. The joint venture was organized to distribute jet fuel in Ecuador pursuant to a contract with the nationally owned oil company and the airport authority. The contract with the government entities may be terminated at any time. The joint venture arrangement has a term of five years and will automatically renew for a similar term unless one of the partners objects at least ninety days prior to the end of the term.

The Company's original ownership interest in the joint venture was 42% through September 30, 1995. Effective October 1, 1995, the Company's ownership interest was increased to 51%. As part of this new ownership agreement, the Company agreed to a requirement of at least a 75% positive vote by the joint venture owners on all significant decisions, as defined. Since this new arrangement precluded the Company from having control under generally accepted accounting principles, the Company continued to use the equity method of accounting to record its proportionate share of joint venture earnings. Effective January 1, 1996, the Company's ownership interest in the joint venture was decreased to 50%.

The Company's proportionate share of the net earnings of the joint venture amounted to $1,748,000 and $544,000 for the fiscal years ended March 31, 1996 and 1995, respectively. The amount of the investment in the joint venture totalled $882,000 at March 31, 1996, as compared to $544,000 for the prior year, and is included in Other assets in the accompanying consolidated balance sheet. A summary of selected financial information for the joint venture is as follows:

                                              AS OF MARCH 31, 1996
                                              --------------------
         BALANCE SHEET DATA:
           Current assets                          $  5,531,000
           Noncurrent assets                             47,000
           Current liabilities                        3,778,000

                                              FOR THE YEAR ENDED MARCH 31, 1996
                                              ---------------------------------
         INCOME STATEMENT DATA:
           Revenue                                 $ 39,406,000
           Gross Profit                               3,844,000
           Income from operations                     3,565,000
           Net Income                                 3,966,000

(7) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

         BUSINESS SEGMENTS

The Company operates in three business segments: aviation fueling, marine fueling and oil recycling. Information concerning the Company's operations by business segment is as follows:
                                       FOR THE YEAR ENDED MARCH 31,
                               -------------------------------------------
                                   1996            1995          1994
                               ============    ============   ============
REVENUE:
  Aviation fueling             $302,101,000    $288,728,000   $233,982,000
  Marine fueling                321,216,000      54,578,000           -
  Oil recycling                  18,993,000      18,591,000     16,554,000
  Intersegment eliminations         (11,000)         (6,000)        (9,000)
                               ------------    ------------   ------------

    Consolidated revenue       $642,299,000    $361,891,000   $250,527,000
                               ============    ============   ============

INCOME FROM OPERATIONS:
  Aviation fueling             $ 12,858,000    $ 12,304,000   $ 12,066,000
  Marine fueling                  3,425,000         220,000           -
  Oil recycling                   3,976,000       2,973,000      1,075,000
  Corporate                      (5,313,000)     (4,248,000)    (3,371,000)
                               ------------    ------------   ------------
    Consolidated income
      from operations          $ 14,946,000    $ 11,249,000   $  9,770,000
                               ============    ============   ============

IDENTIFIABLE ASSETS:
  Aviation fueling             $ 42,345,000    $ 27,920,000   $ 26,535,000
  Marine fueling                 39,948,000      34,313,000           -
  Oil recycling                  15,567,000      17,557,000     16,548,000
  Corporate                      14,114,000       9,746,000     10,604,000
                               ------------    ------------   ------------
    Consolidated identifiable
      assets                   $111,974,000    $ 89,536,000   $ 53,687,000
                               ============    ============   ============

CAPITAL EXPENDITURES:
  Aviation fueling             $     66,000    $     27,000   $    101,000
  Marine fueling                    424,000         104,000           -
  Oil recycling                     623,000       1,901,000      3,078,000
  Corporate                         294,000         162,000        155,000
                               ------------    ------------   ------------
    Consolidated capital
      expenditures             $  1,407,000    $  2,194,000   $  3,334,000
                               ============    ============   ============

DEPRECIATION AND
AMORTIZATION:
  Aviation fueling             $    116,000    $    236,000   $    194,000
  Marine fueling                    535,000         140,000           -
  Oil recycling                     819,000         824,000      1,150,000
  Corporate                         186,000         173,000        158,000
                               ------------    ------------   ------------
    Consolidated depreciation
      and amortization         $  1,656,000    $  1,373,000   $  1,502,000
                               ============    ============   ============


For the year ended March 31, 1995, the marine fueling segment reflects activity from January 1, 1995 to March 31, 1995.

Net assets of the discontinued operations were transferred to continuing operations as of March 31, 1994.

         FOREIGN OPERATIONS

A summary of financial data for foreign operations is shown below at, and for the fiscal years ended March 31, 1996, 1995 and 1994. Non-U.S. operations of the Company and its subsidiaries are conducted primarily in the United Kingdom and Singapore. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                 1996            1995             1994
                              ============    ===========      ===========

   Revenue                    $141,578,000    $47,045,000      $28,382,000
                              ============    ===========      ===========

   Income from operations     $  2,099,000    $ 1,572,000      $   190,000
                              ============    ===========      ===========

   Identifiable assets        $ 13,360,000    $11,770,000      $ 1,872,000
                              ============    ===========      ===========


         MAJOR CUSTOMERS

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 1996, 1995 and 1994.


(8) QUARTERLY INFORMATION (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED,
                    --------------------------------------------------------
                      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,   MARCH 31,
                        1995           1995           1995          1996
                    ============   ============   ============  ============

Revenue             $138,960,000   $145,658,000   $166,671,000  $191,010,000
                    ============   ============   ============  ============

Gross profit        $  9,174,000   $  9,911,000   $ 10,328,000  $ 10,956,000
                    ============   ============   ============  ============

Net income          $  2,545,000   $  2,655,000   $  2,861,000  $  2,884,000
                    ============   ============   ============  ============

Earnings per
  common and common
  equivalent share  $       0.32   $       0.33   $       0.35  $       0.35
                    ============   ============   ============  ============


                                  FOR THE THREE MONTHS ENDED,
                    --------------------------------------------------------
                      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,    MARCH 31,
                       1994           1994           1994          1995
                    ============   ============   ============  ============

Revenue             $ 72,524,000   $ 76,660,000   $ 78,103,000  $134,604,000
                    ============   ============   ============  ============

Gross profit        $  7,242,000   $  5,731,000   $  5,802,000  $  8,982,000
                    ============   ============   ============  ============

Net income          $  1,944,000   $  1,760,000   $  2,054,000  $  2,330,000
                    ============   ============   ============  ============

Earnings per
  common and common
  equivalent share  $       0.27   $       0.25   $       0.28  $       0.30
                    ============   ============   ============  ============

                                                                    SCHEDULE II
                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                               -------------------------------------
                                    Balance at              Charged to  Charged to                   Balance at
                                    beginning  Acquisition  costs and      other                        end
                                    of period  of business   expenses   accounts (1)  Deductions(2)  of period
                                    ========== ===========  ==========  ============  =============  ==========
Year Ended March 31, 1996
- -------------------------
Allowance for bad debts              $4,566,000 $  --       $2,291,000   $  785,000    $3,279,000    $4,363,000
                                     ========== ==========  ==========   ==========    ==========    ==========
Year Ended March 31, 1995
- -------------------------
Allowance for bad debts              $2,464,000 $250,000    $2,062,000   $2,408,000    $2,618,000    $4,566,000
                                     ========== ==========  ==========   ==========    ==========    ==========
Year Ended March 31, 1994
- -------------------------
Allowance for bad debts              $2,635,000 $   --      $5,063,000   $  867,000    $6,101,000    $2,464,000
                                     ========== ==========  ==========   ==========    ==========    ==========

Notes:
(1) Recoveries of bad debts and reclassifications. In fiscal year 1995, allowance for bad debts totaling $130,000 was transferred from the Company's discontinued operations to continued operations.

(2)       Accounts determined to be uncollectible.

                                      -55-