Form 10-Q
period 1996-06-30
WORLD FUEL SERVICES CORP
filed 1996-08-02
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ to _________________

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

700 South Royal Poinciana Blvd., Suite 800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1996, the registrant had a total of 8,042,518 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1996, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS


                                                  JUNE 30, 1996  MARCH 31, 1996
                                                  -------------  --------------
CURRENT ASSETS:
 Cash and cash equivalents                        $ 12,267,000     $ 12,856,000
 Accountsd receivable, net of allowance
  for bad debts of $5,113,000 and
  $4,363,000 at June 30 and
  March 31, 1996, respectively                      59,342,000       62,745,000
Inventories                                          3,667,000        4,592,000
Prepaid expenses and other current asstets           4,174,000        3,059,000
                                                  ------------     ------------

        Total current assets                        79,450,000       83,252,000
                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                  601,000          601,000
 Buildings and improvements                          2,938,000        2,890,000
 Office equipment and furniture                      2,933,000        2,645,000
 Plant, machinery and equipment                     14,369,000       14,171,000
 Construction in progress                              502,000           67,000
                                                  ------------     ------------

                                                    21,343,000       20,374,000

 Less accumulated depreciation
  and amortization                                   6,080,000        5,856,000
                                                  ------------     ------------

                                                    15,263,000       14,518,000
                                                  ------------     ------------

OTHER ASSETS:
 Unamortized cost in excess of net
  assets of acquired companies, net of
  accumulated amortization                          12,056,000       12,123,000

    Other                                            2,281,000        2,081,000
                                                    ----------       ----------
                                                  $109,050,000     $111,974,000
                                                  ============     =============


                                   (Continued)
                                  Page 3 of 14

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             JUNE 30, 1996      MARCH 31, 1996
                                           ----------------     --------------

CURRENT LIABILITIES:
 CURRENT MATURITIES OF LONG-TERM DEBT        $   1,947,000       $   1,944,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES          32,400,000          37,808,000
 CUSTOMER DEPOSITS                               1,618,000           1,467,000
 ACCRUED SALARIES AND WAGES                        729,000           2,055,000
 INCOME TAXES PAYABLE                            1,421,000             432,000
                                             -------------       --------------

     TOTAL CURRENT LIABILITIES                  38,115,000          43,706,000
                                             -------------       --------------
LONG TERM LIABILITIES:
 LONG-TERM DEBT, NET OF CURRENT MATURITIES       2,106,000           2,103,000
 DEFERRED COMPENSATION                           1,369,000           1,572,000
 DEFERRED INCOME TAXES                           1,171,000             843,000
                                             -------------       --------------
                                                 4,646,000           4,518,000
                                             -------------       --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $1.00 PER VALUE;
  100,000 SHARES AUTHORIZED, NONE ISSUED            --                   --
 COMMON STOCK, $0.01 PAR VALUE;
  10,000,000 SHARES AUTHORIZED,
  8,043,000 AND 8,039,000 SHARES ISSUED
  AND OUTSTANDING AT JUNE 30,1996
  AND MARCH 31, 1996, RESPECTIVELY                  81,000              80,000
 CAPITAL IN EXCESS OF PAR VALUE                 22,652,000          22,615,000
 RETAINED EARNINGS                              43,613,000          41,112,000
 LESS TREASURY STOCK, AT COST                       57,000              57,000
                                             -------------       --------------
                                                66,289,000          63,750,000
                                             -------------       --------------
                                             $ 109,050,000       $ 111,974,000
                                             =============       ==============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          THREE MONTHS ENDED JUNE 30,
                                       --------------------------------
                                            1996              1995
                                       -------------     --------------

Revenue                                $170,694,000       $138,960,000

Cost of Sales                           159,062,000        129,786,000
                                        -----------       -------------
     Gross profit                        11,632,000          9,174,000
                                        -----------       -------------
Operating expenses:
  Salaries and wages                      3,206,000          3,006,000
  Provision for bad debts                 1,318,000            150,000
  Other                                   2,771,000          2,356,000
                                        -----------       -------------

     Income from operations               7,295,000          5,512,000
                                        -----------       -------------
                                          4,337,000          3,662,000
                                        -----------       -------------

Other income (expense), net:
  Equity in earnings of
    aviation joint venture                  409,000            377,000
Other, net                                  (13,000)             9,000
                                        -----------        ------------
                                            396,000            386,000
                                        -----------        ------------
     Income before income taxes           4,733,000          4,048,000

Provision for income taxes                1,629,000          1,503,000
                                        -----------        ------------
Net income                             $  3,104,000       $  2,545,000
                                        ===========        ============

Net income per share                   $       0.38       $       0.32
                                        ===========        ============
Weighted average shares outstanding       8,184,000          8,023,000
                                        ===========        ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30,
                                        --------------------------------
                                             1996              1995
                                        -------------     --------------

Cash flows from operating activities:
  Net income                             $ 3,104,000       $ 2,545,000
                                         -----------       -----------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities -
      Depreciation and amortization          443,000           409,000
      Provision for bad debts              1,318,000           150,000
      Deferred income tax provision          328,000           599,000
      Equity in earnings of aviation
        joint venture, net                  (325,000)          133,000
      Other non-cash operating charges         3,000            16,000

      Changes in assets and liabilities,
        net of dispositions:
        (Increase) decrease in -
          Accounts receivable              2,085,000        (2,630,000)
          Inventories                        925,000          (317,000)
          Prepaid expenses and other
            current assets                  (984,000)        1,093,000
          Other assets                      (157,000)          (36,000)

      Increase (decrease)in -
        Accounts payable and accrued
          expenses                        (5,609,000)        2,858,000
        Customer deposits                    151,000           259,000
          Accrued salaries and wages      (1,326,000)          163,000
          Income taxes payable               989,000           651,000
          Deferred compensation             (203,000)         (168,000)
                                        -------------       -----------
          Total adjustments               (2,362,000)        3,180,000
                                        -------------       -----------
      Net cash provided by operating
        activities                      $    742,000       $ 5,725,000
                                        ------------       ------------

                                  (Continued)
                                  Page 6 of 14

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                                   THREE MONTHS ENDED JUNE 30,
                                                --------------------------------
                                                     1996              1995
                                                 -------------    --------------
Cash flows from investing activities:
  Additions to property, plant and
    equipment                                    $ (1,063,000)     $   (246,000)
  Repayments from aviation joint venture                 --             338,000
  Proceeds from disposition of assets                   7,000           203,000
  Proceeds from notes receivable                      107,000           131,000
  Additional expenditures for
    acquisition of business                            (7,000)          (41,000)
                                                 ------------      ------------
    Net cash (used in) provided by
      investing activities                           (956,000)          631,000
                                                 ------------      ------------
Cash flows from financing activities:
  Dividends paid on common stock                     (402,000)       (1,056,000)
  Repayments of long-term debt                        (11,000)          (47,000)
  Proceeds from issuance of
    common stock                                       38,000              --
                                                 ------------      ------------
    Net cash used in financing
      activities                                     (375,000)       (1,103,000)
                                                 ------------      ------------
Net (decrease) increase in cash
  and cash equivalents                               (589,000)        5,253,000

Cash and cash equivalents, at
beginning of period                                12,856,000        10,907,000
                                                 ------------      ------------
Cash and cash equivalents, at end
 of period                                       $ 12,267,000      $ 16,160,000
                                                 ============      ============

                                   (Continued)
                                  Page 7 of 14

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1996            1995
                                                     ------------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   INTEREST                                            $  44,000      $  15,000
                                                       =========      =========

   INCOME TAXES                                        $ 326,000      $ 292,000
                                                       =========      ==========

   SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

         Cash dividends declared, but not yet paid, totaling $603,000 are included in accounts payable and accrued expenses as of June 30, 1996. There were no unpaid dividends at June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
      THE THREE MONTHS ENDED JUNE 30, 1995

         The Company's revenue for the three months ended June 30, 1996 was $170,694,000, an increase of $31,734,000, or 22.8%, as compared to revenue of $138,960,000 for the corresponding period for the prior year. The Company's revenue during these periods was attributable to the following segments:

                       THREE MONTHS ENDED JUNE 30,       PERCENTAGE
                           1996           1995            INCREASE
                       -------------  ------------       ----------
AVIATION FUELING        $ 87,984,000  $ 62,859,000           40.0%

MARINE FUELING            77,132,000    72,087,000            7.0%

OIL RECYCLING              5,578,000     4,014,000           39.0%
                        ------------  ------------

TOTAL REVENUE           $170,694,000  $138,960,000           22.8%
                        ============  ============        =======

         The aviation fueling segment contributed $87,984,000 in revenue for the three months ended June 30, 1996. This represented an increase in revenue of $25,125,000, or 40.0%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average price per gallon sold. The marine fueling segment contributed $77,132,000 in revenue for the three months ended June 30, 1996, an increase of $5,045,000, or 7.0%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the average price per metric ton sold. The oil recycling segment contributed $5,578,000 in revenue for the three months ended June 30, 1996, an increase of $1,564,000, or 39.0%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue.

         The Company's gross profit of $11,632,000 for the three months ended June 30, 1996, increased $2,458,000, or 26.8%, as compared to the same period of the prior year. The Company's gross margin increased from 6.6% for the three months ended June 30, 1995, to 6.8% for the three months ended June 30, 1996.

         The Company's aviation fueling business achieved a 6.9% gross margin for the three months ended June 30, 1996, as compared to 7.8% achieved for the same period during the prior year. This resulted from the average gross profit per gallon remaining constant while the average sales price per gallon increased. The Company's marine fueling segment achieved a 4.7% gross margin for the three months ended June 30, 1996, as compared to a 4.2% gross margin for the same period of the prior year. This resulted from higher gross margins in trading and brokering activities over the same period of the prior year. The gross margin in the Company's oil recycling segment increased from 31.5% for the three months ended June 30, 1995, to 34.7%, for the three months ended June 30, 1996. This increase in the gross margin resulted from higher used oil and waste water collection gross profit and a higher gross profit per gallon of recycled oil sold.

         Total operating expenses for the three months ended June 30, 1996 were $7,295,000, an increase of $1,783,000, or 32.3%, as compared to the same period of the prior year. The increase resulted primarily from a higher provision for bad debts in the aviation fueling segment, which increased $1,090,000 over the corresponding period during the prior year. In relation to revenue, total operating expenses increased from 4.0% to 4.3%.

         The Company's income from operations for the three months ended June 30, 1996 was $4,337,000, an increase of $675,000, or 18.4%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                         PERCENTAGE
                       THREE MONTHS ENDED JUNE 30,        INCREASE
                           1996           1995           (DECREASE)
                       -------------  ------------       ----------
AVIATION FUELING        $ 3,093,000    $ 3,499,000          (11.6)%

MARINE FUELING            1,018,000        678,000           50.1%

OIL RECYCLING             1,348,000        562,000          139.9%

CORPORATE OVERHEAD       (1,122,000)    (1,077,000)           4.2%
                        -----------    -----------

TOTAL INCOME FROM
  OPERATIONS            $ 4,337,000    $ 3,662,000           18.4%
                        ===========    ===========          =====

         The aviation fueling segment's income from operations was $3,093,000 for the three months ended June 30, 1996, a decrease of $406,000, or 11.6%, as compared to the three months ended June 30, 1995. This resulted from an increase in operating expenses, principally in the provision for bad debts, partially offset by an increase in the volume of product sold. The Company's aviation fueling segment also earned $409,000 from its joint venture during the three months ended June 30, 1996, as compared to $377,000 during the same period of the prior year. The results of the joint venture are shown in other income. The marine fueling segment earned $1,018,000 in income from operations for the three months ended June 30, 1996, an increase of $340,000, or 50.1% over the corresponding period of the prior year. This increase was related primarily to an increase in the average gross profit per metric ton sold, partially offset by higher operating expenses. Income from operations of the oil recycling segment increased by $786,000, or 139.9%, for the three months ended June 30, 1996, as compared to the same period of the prior year. This improvement resulted from an increase in volume and the average gross profit per recycled oil gallon sold, a higher used oil and waste water collection gross profit, and lower operating expenses.

         Corporate overhead costs not charged to the business segments totaled $1,122,000 for the three months ended June 30, 1996, an increase of $45,000, or 4.2%, as compared to the same period of the prior year. In relation to revenue, total corporate overhead decreased to 0.7% for the three months ended June 30, 1996, as compared to 0.8% for the same period of the prior year.

         The Company's effective income tax rate for the three months ended June 30, 1996 was 34.4%, as compared to 37.1% for the same period of the prior year. The decrease is the result of an overall decline in foreign income taxes.

         Net income for the three months ended June 30, 1996 was $3,104,000, an increase of $559,000, or 22.0%, as compared to net income for the three months ended June 30, 1995. Earnings per share of $0.38 for the three months ended June 30, 1996 exhibited a $0.06, or 18.8% increase over the $0.32 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $12,267,000 at June 30, 1996, as compared to $12,856,000 at March 31, 1996. The principal uses of cash and cash equivalents during the first three months of fiscal year 1997 were $1,063,000 for capital expenditures and $402,000 in dividends paid on common stock, partially offset by net cash provided by operating activities of $742,000. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 1996 was $41,335,000, exhibiting a $1,789,000 increase from working capital as of March 31, 1996. As of June 30, 1996, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $64,455,000, a decrease of $2,653,000, as compared to the March 31, 1996 balance. In the aggregate, accounts payable, accrued expenses, and customer deposits decreased $5,257,000. The net increase in trade credit of $2,604,000 was primarily attributable to the aviation segment. The allowance for bad debts as of June 30, 1996 amounted to $5,113,000, an increase of $750,000 compared to the March 31, 1996 balance. During the first three months of fiscal year 1997, the Company charged $1,318,000 to the provision for bad debts and had charge-offs in excess of recoveries of $568,000.

         Capital expenditures, which amounted to $1,063,000 for the first three months of fiscal year 1997, consisted primarily of $290,000 in office equipment and furniture, $274,000 in plant, machinery and equipment, and $470,000 in construction in progress related to increased storage capacity at the Company's Louisiana used oil facility. During the balance of fiscal year 1997, the Company anticipates spending approximately $1,250,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Accrued salaries and wages decreased $1,326,000, resulting from the payment of sales and management performance bonuses accrued for the 1996 fiscal year.

         Income taxes payable at June 30, 1996, increased $989,000, when compared to March 31, 1996. This increase resulted primarily from the payment of the first income tax installment for fiscal year 1997, subsequent to June 30, 1996, in accordance with U.S. federal and state income tax regulations.

         Deferred income taxes increased $328,000 from March 31, 1996 to June 30, 1996, principally due to an increase in the difference between tax and book depreciation, partially offset by an increase in the difference between the tax and book provision for bad debts.

         Deferred compensation decreased $203,000 from March 31, 1996 to June 30, 1996, primarily as a result of distributions in accordance with the Company's deferred compensation plans.

         The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 1997. The Company expects to meet its cash requirements for the balance of fiscal year 1997 from existing cash, operations, and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  27 FINANCIAL DATA SCHEDULE (for SEC use only)

                  (a) During the three months ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: AUGUST 1, 1996                         WORLD FUEL SERVICES CORPORATION



                                              /s/ JERROLD BLAIR
                                                 ------------------------------
                                              JERROLD BLAIR
                                              PRESIDENT

                                              /s/ CARLOS A. ABAUNZA
                                                -------------------------------
                                              CARLOS A. ABAUNZA
                                              CHIEF FINANCIAL OFFICER