Form 10-Q
period 1996-09-30
WORLD FUEL SERVICES CORP
filed 1996-10-31
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ to ________________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of September 30, 1996, the registrant had a total of 8,042,518 shares of common stock, par value $0.01 per share, issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 1996, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS
                                                     SEPTEMBER 30,    MARCH 31,
                                                         1996           1996
                                                     -------------  ------------
CURRENT ASSETS:
    Cash and cash equivalents                         $15,577,000    $12,856,000
    Accounts receivable, net of allowance
      for bad debts of $4,400,000 and
      $4,363,000 at September 30 and
      March 31, 1996, respectively                     61,685,000     62,745,000
    Inventories                                         5,051,000      4,592,000
    Prepaid expenses and other current assets           7,663,000      3,059,000
                                                     ------------   ------------

                  Total current assets                 89,976,000     83,252,000
                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
    Land                                                  601,000        601,000
    Buildings and improvements                          2,972,000      2,890,000
    Office equipment and furniture                      3,045,000      2,645,000
    Plant, machinery and equipment                     14,484,000     14,171,000
    Construction in progress                              682,000         67,000
                                                     ------------   ------------

                                                       21,784,000     20,374,000
    Less accumulated depreciation
      and amortization                                  6,408,000      5,856,000
                                                     ------------   ------------

                                                       15,376,000     14,518,000
                                                     ------------   ------------
OTHER ASSETS:
    Unamortized cost in excess of net
      assets of acquired companies, net of
      accumulated amortization                         11,966,000     12,123,000
    Other                                               1,207,000      2,081,000
                                                     ------------   -----------

                                                     $118,525,000   $111,974,000
                                                     ============   ============

                                   (Continued)
                                  Page 3 of 18

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,    MARCH 31,
                                                         1996           1996
                                                     -------------  ------------
CURRENT LIABILITIES:
    Current maturities of long-term debt              $  1,934,000  $  1,944,000
    Accounts payable and accrued expenses               39,111,000    37,808,000
    Customer deposits                                    1,349,000     1,467,000
    Accrued salaries and wages                           1,633,000     2,055,000
    Income taxes payable                                   862,000       432,000
                                                      ------------  ------------

             Total current liabilities                  44,889,000    43,706,000
                                                      ------------  ------------
LONG-TERM LIABILITIES:
    Long-term debt, net of current maturities            2,090,000     2,103,000
    Deferred compensation                                1,529,000     1,572,000
    Deferred income taxes                                1,078,000       843,000
                                                      ------------  ------------

                                                         4,697,000     4,518,000
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value;
      100,000 shares authorized, none issued                    --            --
    Common stock, $0.01 par value;
      10,000,000 shares authorized,
      8,043,000 and 8,039,000 shares issued
      and outstanding at September 30 and
      March 31, 1996, respectively                          81,000        80,000
    Capital in excess of par value                      22,652,000    22,615,000
    Retained  earnings                                  46,263,000    41,112,000
    Less treasury stock, at cost                            57,000        57,000
                                                      ------------  ------------

                                                        68,939,000    63,750,000
                                                      ------------  ------------

                                                      $118,525,000  $111,974,000
                                                      ============  ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                SIX MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1996                   1995
                                             ------------           ------------
Revenue                                      $351,043,000           $284,618,000

Cost of Sales                                 327,785,000            265,533,000
                                             ------------           ------------

         Gross profit                          23,258,000             19,085,000
                                             ------------           ------------
Operating expenses:
    Salaries and wages                          6,872,000              6,195,000
    Provision for bad debts                     2,534,000                836,000
    Other                                       5,585,000              4,648,000
                                             ------------           ------------

                                               14,991,000             11,679,000
                                             ------------           ------------

          Income from operations                8,267,000              7,406,000
                                             ------------           ------------

Other income (expense), net:
    Equity in earnings of
      aviation joint venture                      880,000                856,000
    Other, net                                    198,000                (32,000)
                                             ------------           ------------

                                                1,078,000                824,000
                                             ------------           ------------

          Income before income taxes            9,345,000              8,230,000

Provision for income taxes                      2,988,000              3,030,000
                                             ------------           ------------

Net income                                   $  6,357,000           $  5,200,000
                                             ============           ============

Net income per share                         $       0.78           $       0.65
                                             ============           ============

Weighted average shares outstanding             8,178,000              8,050,000
                                             ============           ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1996                   1995
                                             ------------           ------------
Revenue                                      $180,349,000           $145,658,000

Cost of sales                                 168,723,000            135,747,000
                                             ------------           ------------

         Gross profit                          11,626,000              9,911,000
                                             ------------           ------------

Operating expenses:
    Salaries and wages                          3,666,000              3,189,000
    Provision for bad debts                     1,216,000                686,000
    Other                                       2,814,000              2,292,000
                                             ------------           ------------

                                                7,696,000              6,167,000
                                             ------------           ------------

         Income from operations                 3,930,000              3,744,000
                                             ------------           ------------

Other income (expense), net:
    Equity in earnings of
      aviation joint venture                      471,000                479,000
    Other, net                                    211,000                (41,000)
                                             ------------           ------------

                                                  682,000                438,000
                                             ------------           ------------

         Income before income taxes             4,612,000              4,182,000


Provision for income taxes                      1,359,000              1,527,000
                                             ------------           ------------
Net income                                   $  3,253,000           $  2,655,000
                                             ============           ============

Net income per share                         $       0.40           $       0.33
                                             ============           ============

Weighted average shares outstanding             8,173,000              8,076,000
                                             ============           ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1996                   1995
                                             ------------           ------------
Cash flows from operating activities:
    Net income                               $  6,357,000           $  5,200,000
                                             ------------           ------------
    Adjustments to reconcile net
       income to net cash provided by
       operating activities -
         Depreciation and amortization            918,000                816,000
         Provision for bad debts                2,534,000                836,000
         Deferred income tax provision            235,000                559,000
         Equity in earnings of aviation
           joint venture, net                    (562,000)              (148,000)
         Other non-cash operating charges           5,000                 30,000

         Changes in assets and liabilities,
           net of dispositions:
             (Increase) decrease in -
               Accounts receivable             (1,474,000)            (7,590,000)
               Inventories                       (459,000)              (133,000)
               Prepaid expenses and other
                 current assets                (4,025,000)               569,000
               Other assets                       773,000               (164,000)
         Increase (decrease) in -
            Accounts payable and accrued
                 expenses                       1,102,000              6,875,000
            Customer deposits                    (118,000)              (201,000)
            Accrued salaries and wages           (422,000)               764,000
            Income taxes payable                  430,000               (764,000)
            Deferred compensation                 (43,000)               (53,000)
                                             ------------           ------------

            Total adjustments                  (1,106,000)             1,396,000
                                             ------------           ------------


    Net cash provided by operating
       activities                            $  5,251,000           $  6,596,000
                                             ------------           ------------

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1996                   1995
                                             ------------           ------------
Cash flows from investing activities:
    Additions to property, plant
      and equipment                          $ (1,534,000)          $   (611,000)
    Advances to aviation joint venture           (288,000)                    --
    Repayments from aviation joint venture             --                338,000
    Proceeds from disposition of assets            29,000                207,000
    Proceeds from notes receivable                278,000                793,000
    Additional expenditures for
       acquisition of business                     (8,000)               (40,000)
                                             ------------           ------------
      Net cash (used in) provided by
        investing activities                   (1,523,000)               687,000
                                             ------------           ------------

Cash flows from financing activities:
    Dividends paid on common stock             (1,005,000)            (1,056,000)
    Repayment of long-term debt                   (40,000)               (92,000)
    Proceeds from issuance of common stock         38,000                     --
                                             ------------           ------------

      Net cash used in financing activities    (1,007,000)            (1,148,000)
                                             ------------           ------------
Net increase in cash and cash equivalents       2,721,000              6,135,000

Cash and cash equivalents at beginning
    of period                                  12,856,000             10,907,000
                                             ------------           ------------

Cash and cash equivalents, at end
    of period                                $ 15,577,000           $ 17,042,000
                                             ============           ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                 1996                   1995
                                             ------------           ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the period for:
      Interest                               $     50,000           $     38,000
                                             ============           ============

      Income taxes                           $  2,343,000           $  3,276,000
                                             ============           ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

      As partial consideration for the sale of certain assets on June 1, 1995, the Company received a $979,000 note receivable, with an original maturity date of July 1, 2007. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

      Cash dividends declared, but not yet paid, totaling $603,000 and $396,000, are included in accounts payable and accrued expenses as of September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

       The Company's revenue for the six months ended September 30, 1996 was $351,043,000, an increase of $66,425,000 or 23.3%, as compared to revenue of $284,618,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:

                                 SIX MONTHS ENDED SEPTEMBER 30,
                                       1996           1995
                                  -------------   ------------

       Aviation Fueling           $ 178,485,000   $ 136,398,000
       Marine Fueling               160,922,000     139,936,000
       Oil Recycling                 11,636,000       8,284,000
                                  -------------   -------------

       Total Revenue              $ 351,043,000   $ 284,618,000
                                  =============   =============

       The aviation fueling segment contributed $178,485,000 in revenue for the six months ended September 30, 1996. This represented increase in revenue of $42,087,000, or 30.9%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average price per gallon sold. The marine fueling segment contributed $160,922,000 in revenue for the six months ended September 30, 1996, an increase of $20,986,000, or 15.0%, over the corresponding period of the prior year. The increase in revenue was related primarily to increases in volume traded and the average price per metric ton, partially offset by a decrease in the volume brokered. The oil recycling segment contributed $11,636,000 in revenue for the six months ended September 30, 1996, an increase of $3,352,000, or 40,5%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue.

       The Company's gross profit of $23,258,000 for the six months ended September 30, 1996, increased $4,173,000, or 21.9%, as compared to the same period of the prior year. The Company's gross margin decreased slightly from 6.7% for the six months ended September 30, 1995, to 6.6% for the six months ended September 30, 1996.

       The Company's aviation fueling business achieved a 6.6% gross margin for the six months ended September 30, 1996, as compared to 7.5% achieved for the same period during the prior year. The decrease resulted from an increase in the average sales price per gallon sold, despite a slight increase in the average gross profit per gallon. The Company's marine fueling segment achieved a 4.6% gross margin for the six months ended September 30, 1996, as compared to a 4.4% gross margin for the same period of the prior year. The increase resulted from a higher gross profit per metric ton, in both trading and brokering activities, despite a modest increase in the average sales price per metric ton. The gross margin in the Company's oil recycling segment increased from 32.7% for the six months ended September 30, 1995, to 34.7% for the six months ended September 30, 1996. The increase resulted from a higher gross profit per gallon of recycled oil sold.

       Total operating expenses for the six months ended September 30, 1996 were $14,991,000, an increase of $3,312,000, or 28.4%, as compared to the same period of the prior year. The increase resulted primarily from a higher provision for bad debts in the aviation fueling segment, which increased $1,547,000 over the corresponding period during the prior year, as well as higher salaries related to performance based employment contracts, higher legal and professional fees, and the expenses associated with the newly established Costa Rican operations. In relation to revenue, total operating expenses increased from 4.1% to 4.3%.

       The Company's income from operations for the six months ended September 30, 1996 was $8,267,000, an increase of $861,000, or 11.6%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                       SIX MONTHS ENDED SEPTEMBER 30,
                                          1996               1995
                                       ----------       -------------

         Aviation Fueling             $ 5,709,000        $ 6,978,000
         Marine Fueling                 2,212,000          1,453,000
         Oil Recycling                  2,807,000          1,472,000
         Corporate Overhead            (2,461,000)        (2,497,000)
                                      -----------        -----------

         Total Income from
             Operations               $ 8,267,000        $ 7,406,000
                                      ===========        ===========

       The aviation fueling segment's income from operations was $5,709,000 for the six months ended September 30, 1996, a decrease of $1,269,000, or 18.2%, as compared to the six months ended September 30, 1995. This resulted from an increase in operating expenses, principally in the provision for bad debts, partially offset by an increase in the volume of product sold. The Company's aviation fueling segment also earned $880,000 from its joint venture during the six months ended September 30, 1996, as compared to $856,000 during the same period of the prior year. The results of the joint venture are shown in other income. The marine fueling segment earned $2,212,000 in income from operations for the six months ended September 30, 1996, an increase of

$759,000, or 52.2% over the corresponding period of the prior year. This increase was related primarily to an increase in the average gross profit per metric ton, partially offset by a decrease in the volume of metric tons brokered and higher operating expenses. Income from operations of the oil recycling segment increased by $1,335,000, or 90.7%, for the six months ended September 30, 1996, as compared to the same period of the prior year. This improvement resulted from an increase in volume and the average gross profit per recycled oil gallon sold.

       Corporate overhead costs not charged to the business segments totaled $2,461,000 for the six months ended September 30, 1996, a decrease of $36,000, or 1.4%, as compared to the same period of the prior year. In relation to revenue, total corporate overhead decreased to 0.7% for the six months ended September 30, 1996, as compared to 0.9% for the same period of the prior year.

       The Company's effective income tax rate for the six months ended September 30, 1996 was 32.0%, as compared to 36.8% for the same period of the prior year. The decrease is the result of an overall decline in foreign income taxes.

       Net income for the six months ended September 30, 1996 was $6,357,000, an increase of $l,l57,000, or 22.3%, as compared to net income for the six months ended September 30, 1995. Earnings per share of $0.78 for the six months ended September 30, 1996 exhibited a $0.13, or 20.0% increase over the $0.65 achieved during the same period of the prior year.


THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

       The Company's revenue for the three months ended September 30, 1996 was $180,349,000, an increase of $34,691,000, or 23.8%, as compared to revenue of $145,658,000 of the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         1996                 1995
                                   --------------       -------------

        Aviation Fueling           $  90,50l,000         $ 73,539,000
        Marine Fueling                83,790,000           67,849,000
        Oil Recycling                  6,058,000            4,270,000
                                   -------------         ------------

        Total Revenue              $ 180,349,000         $145,658,000
                                   =============         ============

The aviation fueling segment contributed $90,501,000 in revenue for the three months ended September 30, 1996. This represented an increase in revenue of $16,962,000, or 23.1%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average price per gallon sold. The marine fueling segment contributed $83,790,000 in revenue for the three months ended September 30, 1996, an increase of $15,941,000, or 23,5%, over the corresponding period of the prior year. The increase in revenue was related to increases in volume traded and the average price per metric ton, partially offset by a decrease in volume brokered. The oil recycling segment contributed $6,058,000 in revenue for the three months ended September 30, 1996, an increase of $1,788,000, or 41.9%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue.

       The Company's gross profit of $11,626,000 for the three months ended September 30, 1996, increased $1,715,000, or 17.3%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.8% for the three months ended September 30, 1995, to 6.4% for the three months ended September 30, 1996.

       The Company's aviation fueling business achieved a 6.4% gross margin for the three months ended September 30, 1996, as compared to 7.3% achieved for the same period during the prior year. This resulted from an increase in the average sales price per gallon, despite a slight increase in the average gross profit per gallon. The Company's marine fueling segment achieved a 4.5% gross margin for the three months ended September 30, 1996, as compared to a 4.6% gross margin for the same period of the prior year. This resulted from an increase in the average sales price per metric ton over the same period of the prior year, despite an increase in the average gross profit per metric ton. The gross margin in the Company's oil recycling segment increased from 33.9% for the three months ended September 30, 1995, to 34.6%, for the three months ended September 30, 1996. The increase in the gross margin resulted from an increase in the gross profit per gallon of recycled oil sold.

       Total operating expenses for the three months ended September 30, 1996 were $7,696,000, an increase of $1,529,000, or 24.8%, as compared to the same period of the prior year. The increase resulted from a higher provision for bad debts, as well as higher salaries related to performance based employment contracts, higher legal and professional fees, and the expenses associated with the newly established Costa Rican operations. In relation to revenue, total operating expenses increased from 4.2% to 4.3%.

       The Company's income from operations for the three months ended
September 30, 1996 was $3,930,000, an increase of $186,000, or 5.0%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         1996                 1995
                                     ------------        ------------

       Aviation Fueling               $ 2,616,000        $ 3,479,000
       Marine Fueling                   1,194,000            775,000
       Oil Recycling                    1,459,000            910,000
       Corporate Overhead              (1,339,000)        (1,420,000)
                                      -----------        -----------

       Total Income from
          Operations                  $ 3,930,000        $ 3,744,000
                                      ===========        ===========

       The aviation fueling segment's income from operations was $2,616,000 for the three months ended September 30, 1996, a decrease of $863,000, or 24.8% as compared to the three months ended September 30, 1995. This resulted from an increase in operating expenses, principally in the provision for bad debts, partially offset by an increase in the volume and the average gross profit per gallon. The Company's aviation fueling segment also earned $471,000 from its joint venture during the three months ended September 30, 1996, as compared to $479,OOO during the same period of the prior year. The results of the joint venture are shown in other income. The marine fueling segment earned $1,194,000 in income from operations for the three months ended September 30, 1996, an increase of $419,000, or 54.1% over the corresponding period of the prior year. This increase was related primarily to an increase in the average gross profit per metric ton, partially offset by higher operating expenses. Income from operations of the oil recycling segment increased by $549,000, or 60.3%, for the three months ended September 30, 1996, as compared to the same period of the prior year. This improvement resulted from an increase in volume and the average gross profit per recycled oil gallon sold, partially offset by an increase in operating expenses.

       Corporate overhead costs not charged to the business segments totaled $1,339,000 for the three months ended September 30, 1996, a decrease of $81,000, or 5.7%, as compared to the same period of the prior year. In relation to revenue, total corporate overhead decreased to 0.7% for the three months ended September 30, 1996, as compared to 1.0% for the same period of the prior year.

       The Company's effective income tax rate for the three months ended September 30, 1996 was 29.5%, as compared to 36.5% for the same period of the prior year. The decrease is the result of an overall decline in foreign income taxes.

       Net income for the three months ended September 30, 1996 was $3,253,000, an increase of $598,000, or 22.5%, as compared to net income for the three months ended September 30, 1995. Earnings per share of $0.40 for the three months ended September 30, 1996 exhibited a $.07, or 21.2% increase over the $0.33 achieved during the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents amounted to $15,577,000 at September 30, 1996, as compared to $12,856,000 at March 31, 1996. The principal sources of cash for the first six months of fiscal year 1997 were $5,251,000 in net cash provided by operating activities and $278,000 from collections on notes receivable. Partially offsetting the increase in cash and cash equivalents was $1,534,000 for capital expenditures and $1,005,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

       Working capital as of September 30, 1996 was $45,087,000, exhibiting a $5,541,000 increase from working capital as of March 31, 1996. As of September 30, 1996, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $66,085,000, a decrease of $1,023,000, as compared to the March 31, 1996 balance. In the aggregate, accounts payable, accrued expenses, and customer deposits increased $1,185,000. The net decrease in trade credit of $2,208,000 was primarilly attributable to the aviation segment. The allowance for bad debts as of September 30, 1996 amounted to $4,400,000, an increase of $37,000 compared to the March 31, 1996 balance. During the first six months of fiscal year 1997, the Company recorded a $2,534,000 provision for bad debts and had charge-offs in excess of recoveries of $2,496,000. The provision and charge-offs are primarily related to the Company's aviation segment.

       Prepaid and other current assets as of September 30, 1996 were $7,663,000, exhibiting an increase of $4,604,000 over the March 31, 1996 balance. This is partially related to an increase in prepaid fuel, prepaid insurance, and deposits collectively totaling $2,224,000. In addition, during fiscal year 1997, accounts receivable totaling $1,218,000 were converted to short-term notes receivable and the Company reclassified $749,000 related to its aviation joint venture investment, which was previously classified as noncurrent, to other current assets.

       Capital expenditures, which amounted to $1,534,000 for the first six months of fiscal year 1997, consisted primarily of $384,000 in computer and office equipment, $451,000 in plant, machinery and equipment, and $649,000 in construction in progress to increase the storage capacity at the Company's Louisiana used oil facility. During the balance of fiscal year 1997, the Company anticipates spending approximately $500,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

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

             None

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

             None

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's annual meeting of stockholders was held on August 19, 1996.

             The only matter voted on at the meeting was the election of the Directors of the Company. All of the Company's director nominees were elected.

             ELECTION OF DIRECTORS

                  NAME OF DIRECTOR                 VOTES FOR      VOTES AGAINST
                  ----------------                 ---------      -------------
              1.  Ralph R. Weiser                  6,757,364         416,977
              2.  Jerrold Blair                    6,762,419         411,922
              3.  Ralph R. Feuerring               6,947,052         227,289
              4.  John R. Benbow                   6,981,919         192,422
              5.  Phillip S. Bradley               6,948,303         226,038
              6.  Celestin A. Durand, III          6,981,469         192,872
              7.  Myles Klein                      6,951,798         222,543
              8.  Michael J. Kasbar                6,982,919         191,422
              9.  Paul H. Stebbins                 6,982,919         191,422

  ITEM 5.    OTHER INFORMATION

             None

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a) During the three months ended September 30, 1996, the Company did not file any reports on Form 8-K.

             (b) 27 Financial Data Schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: November 1, 1996        WORLD FUEL SERVICES CORPORTION



                              /s/ JERROLD BLAIR
                              -----------------
                                  Jerrold Blair
                                  President



                              /s/ CARLOS A. ABAUNZA
                              ---------------------
                                  Carlos A. Asaunza
                                  Chief Financial Officer