Form 10-Q
period 1996-12-31
WORLD FUEL SERVICES CORP
filed 1997-01-30
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                   Florida                               59-2459427
        ------------------------------              -------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

          700 South Royal Poinciana Blvd., Suite 800
                    Miami Springs, Florida                         33166
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

         As of December 31, 1996, the registrant had a total of 8,042,518 shares of common stock, par value $0.01 per share, issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended December 31, 1996, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1997.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                  DECEMBER 31,       MARCH 31,
                                                      1996              1996
                                                  ------------      ------------
CURRENT ASSETS:
 Cash and cash equivalents                        $ 15,990,000      $ 12,856,000
 Accounts receivable, net of allowance
  for bad debts of $4,397,000 and
  $4,363,000 at December 31 and
  March 31, 1996, respectively                      73,889,000        62,745,000
 Inventories                                         6,077,000         4,592,000
 Prepaid expenses and other assets                   6,647,000         3,059,000
                                                  ------------      ------------

  Total current assets                             102,603,000        83,252,000
                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                  601,000           601,000
 Buildings and improvements                          2,977,000         2,890,000
 Office equipment and furniture                      3,181,000         2,645,000
 Plant, machinery and equipment                     14,781,000        14,171,000
 Construction in progress                              880,000            67,000
                                                  ------------      ------------

                                                    22,420,000        20,374,000
 Less accumulated depreciation
  and amortization                                   6,801,000         5,856,000
                                                  ------------      ------------

                                                    15,619,000        14,518,000
                                                  ------------      ------------
OTHER ASSETS:
 Unamortized cost in excess of net
  assets of acquired companies, net of
  accumulated amortization                          11,876,000        12,123,000
 Other                                               1,520,000         2,081,000
                                                  ------------      ------------

                                                  $131,618,000      $111,974,000
                                                  ============      ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    DECEMBER 31,     MARCH 31,
                                                        1996            1996
                                                    ------------   -------------

CURRENT LIABILITIES:
 Current maturities of long-term debt               $  1,937,000   $  1,944,000
 Accounts payable and accrued expenses                40,774,000     37,808,000
 Customer deposits                                     2,634,000      1,467,000
 Accrued salaries and wages                            1,905,000      2,055,000
 Income taxes payable                                  1,545,000        432,000
                                                    ------------   ------------

  Total current liabilities                           48,795,000     43,706,000
                                                    ------------   ------------

LONG-TERM LIABILITIES:
 Long-term debt, net of current maturities             9,075,000      2,103,000
 Deferred compensation                                 1,666,000      1,572,000
 Deferred income taxes                                   351,000        843,000
                                                    ------------   ------------

                                                      11,092,000      4,518,000
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value;
  100,000 shares authorized, none issued                    --             --
 Common stock, $0.01 par value;
  10,000,000 shares authorized, 8,043,000 and
  8,039,000 shares issued and outstanding
  at December 31 and March 31, 1996, respectively         81,000         80,000
Capital in excess of par                              22,652,000     22,615,000
Retained earnings                                     49,055,000     41,112,000
Less treasury stock, at cost                              57,000         57,000
                                                    ------------   ------------

                                                      71,731,000     63,750,000
                                                    ------------   ------------

                                                    $131,618,000   $111,974,000
                                                    ============   ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED DECEMBER 31,
                                                       1996             1995
                                                  -------------     ------------

Revenue                                            $558,708,000     $451,289,000

Cost of sales                                       523,734,000      421,876,000
                                                   ------------     ------------

    Gross profit                                     34,974,000       29,413,000
                                                   ------------     ------------

Operating expenses:
 Salaries and wages                                  10,859,000        9,662,000
 Provision for bad debts                              3,636,000        1,185,000
 Other                                                8,238,000        7,124,000
                                                   ------------     ------------

                                                     22,733,000       17,971,000
                                                   ------------     ------------

    Income from operations                           12,241,000       11,442,000
                                                   ------------     ------------

Other income, net:
 Equity in earnings of aviation joint venture         1,436,000        1,236,000
 Other, net                                             237,000           43,000
                                                   ------------     ------------

                                                      1,673,000        1,279,000
                                                   ------------     ------------

    Income before income taxes                       13,914,000       12,721,000

Provision for income taxes                            4,162,000        4,660,000
                                                   ------------     ------------

Net income                                         $  9,752,000     $  8,061,000
                                                   ============     ============


Net income per share                               $       1.19     $       1.00
                                                   ============     ============


 Weighted average shares outstanding                  8,189,000        8,072,000
                                                   ============     ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                     1996              1995
                                                 -------------     -------------

Revenue                                           $207,665,000     $166,671,000

Cost of sales                                      195,949,000      156,343,000
                                                  ------------     ------------

 Gross profit                                       11,716,000       10,328,000
                                                  ------------     ------------

Operating expenses:
 Salaries and wages                                  3,987,000        3,467,000
 Provision for bad debts                             1,102,000          349,000
 Other                                               2,653,000        2,476,000
                                                  ------------     ------------

                                                     7,742,000        6,292,000
                                                  ------------     ------------

 Income from operations                              3,974,000        4,036,000
                                                  ------------     ------------

Other income, net:
 Equity in earnings of aviation joint venture          556,000          380,000
 Other, net                                             39,000           75,000
                                                  ------------     ------------

                                                       595,000          455,000
                                                  ------------     ------------

  Income before income taxes                         4,569,000        4,491,000

Provision for income taxes                           1,174,000        1,630,000
                                                  ------------     ------------

Net income                                        $  3,395,000     $  2,861,000
                                                  ============     ============


Net income per share                              $       0.41     $       0.35
                                                  ============     ============


Weighted average shares outstanding                  8,209,000        8,111,000
                                                  ============     ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED DECEMBER 31,
                                                                  1996              1995
                                                              ------------      ------------
Cash flows from operating activities:
 Net income                                                   $  9,752,000      $  8,061,000
                                                              ------------      ------------

 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities -
   Depreciation and amortization                                 1,401,000         1,231,000
   Provision for bad debts                                       3,636,000         1,185,000
   Deferred income taxes                                          (492,000)          641,000
   Equity in earnings of aviation joint venture, net              (416,000)          (74,000)
   Other non-cash operating charges (credits)                        5,000           (54,000)

   Changes in assets and liabilities, net of dispositions:
    (Increase) decrease in -
     Accounts receivable                                       (14,780,000)      (25,242,000)
     Inventories                                                (1,485,000)         (755,000)
     Prepaid expenses and other current assets                  (3,545,000)          778,000
     Other assets                                                  410,000          (213,000)

    Increase (decrease) in -
     Accounts payable and accrued expenses                       2,765,000        16,195,000
     Customer deposits                                           1,167,000          (695,000)
     Accrued salaries and wages                                   (150,000)        1,125,000
     Income taxes payable                                        1,113,000          (704,000)
     Deferred compensation                                          94,000            20,000
                                                              ------------      ------------

     Total adjustments                                         (10,277,000)       (6,562,000)
                                                              ------------      ------------
  Net cash (used in) provided by operating activities
                                                                  (525,000)        1,499,000
                                                              ------------      ------------

Cash flows from investing activities:
 Additions to property, plant and equipment                     (2,120,000)       (1,062,000)
 Advances to aviation joint venture                               (288,000)             --
 Repayments from aviation joint venture                            288,000           338,000
 Proceeds from disposition of assets                                29,000           325,000
 Proceeds from notes receivable                                    380,000         1,940,000
 Additional expenditures for acquisition of business                (8,000)          (40,000)
                                                              ------------      ------------

  Net cash (used in) provided by investing activities         $ (1,719,000)     $  1,501,000
                                                              ------------      ------------

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                       NINE MONTHS ENDED DECEMBER 31,
                                                            1996             1995
                                                       ------------      ------------
Cash flows from financing activities:
 Borrowings under revolving credit facility            $  7,000,000      $  2,000,000
 Dividends paid on common stock                          (1,608,000)       (1,452,000)
 Repayment of long-term debt                                (52,000)         (241,000)
 Proceeds from issuance of common stock                      38,000           863,000
                                                       ------------      ------------

  Net cash provided by financing activities               5,378,000         1,170,000
                                                       ------------      ------------


Net increase in cash and cash equivalents                 3,134,000         4,170,000

Cash and cash equivalents, at beginning of period        12,856,000        10,907,000
                                                       ------------      ------------

Cash and cash equivalents, at end of period            $ 15,990,000      $ 15,077,000
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                             $     52,000      $     52,000
                                                       ============      ============

  Income taxes                                         $  3,617,000      $  4,996,000
                                                       ============      ============


   SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

   As partial consideration for the sale of certain assets on June 1, 1995, the Company received a $979,000 note receivable, with an original maturity date of July 1, 2007. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

   Cash dividends declared, but not yet paid, totaling $603,000 and $402,000, are included in accounts payable and accrued expenses as of December 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

The Company's revenue for the nine months ended December 31, 1996 was $558,708,000, an increase of $107,419,000 or 23.8%, as compared to revenue of $451,289,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:

                           NINE MONTHS ENDED DECEMBER 31,
                             1996                 1995
                         -------------       --------------

     Aviation Fueling    $  276,228,000      $  214,180,000
     Marine Fueling         264,887,000         223,641,000
     Oil Recycling           17,593,000          13,468,000
                         --------------      --------------

     Total Revenue       $  558,708,000      $  451,289,000
                         ==============      ==============


The aviation fueling segment contributed $276,228,000 in revenue for the nine months ended December 31, 1996. This represented an increase in revenue of $62,048,000, or 29.0%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average price per gallon sold. The marine fueling segment contributed $264,887,000 in revenue for the nine months ended December 31, 1996, an increase of $41,246,000, or 18.4%, over the corresponding period of the prior year. The increase in revenue was related to an increase in the average sales price per metric ton, partially offset by a slight decrease in the volume of metric tons brokered. The oil recycling segment contributed $17,593,000 in revenue for the nine months ended December 31, 1996, an increase of $4,125,000, or 30.6%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume and the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue.

The Company's gross profit of $34,974,000 for the nine months ended December 31, 1996, increased $5,561,000, or 18.9%, as compared to the same period of the prior year. The Company's gross margin decreased slightly from 6.5% for the nine months ended December 31, 1995, to 6.3% for the nine months ended December 31, 1996. The decrease resulted from an overall increase in sales prices across all three segments, despite increases in the average gross profit per gallon and metric ton sold.

The Company's aviation fueling business achieved a 6.3% gross margin for the nine months ended December 31, 1996, as compared to 7.1% achieved for the same period during the prior year. The Company's marine fueling segment achieved a 4.3% gross margin for the nine months ended December 31, 1996, as compared to a 4.4% gross margin for the same period of the prior year. The gross margin in the Company's oil recycling segment increased from 33.2% for the nine months ended December 31, 1995, to 34.8% for the nine months ended December 31, 1996.

Total operating expenses for the nine months ended December 31, 1996 were $22,733,000, an increase of $4,762,000, or 26.5%, as compared to the same period of the prior year. Operating expenses increased partly as a result of the Company's international expansion. During this period, the Company devoted substantial resources to the expansion of its international infrastructure. The Company added professional staff, implemented telecommunications, sales, operational and accounting systems, and established an international headquarters office in Costa Rica. The increase in operating expenses also resulted from a $2,402,000 higher provision for bad debts in the aviation fueling segment.

The Company's income from operations for the nine months ended December 31, 1996 was $12,241,000, an increase of $799,000, or 7.0%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                        NINE MONTHS ENDED DECEMBER 31,
                                           1996                1995
                                      --------------      --------------

     Aviation Fueling                 $    8,146,000      $   10,403,000
     Marine Fueling                        3,558,000           2,332,000
     Oil Recycling                         4,159,000           2,699,000
     Corporate Overhead                   (3,622,000)         (3,992,000)
                                      --------------      --------------

     Total Income from Operations     $   12,241,000      $   11,442,000
                                      ==============      ==============


The aviation fueling segment's income from operations was $8,146,000 for the nine months ended December 31, 1996, a decrease of $2,257,000, or 21.7%, as compared to the nine months ended December 31, 1995. This resulted from an increase in operating expenses, due to expenses incurred in international expansion, as discussed above, and a higher provision for bad debts in the aviation segment. The increase in operating expenses was partially offset by an increase in the volume and gross profit of product sold. The Company's aviation fueling segment also earned $1,436,000 from its joint venture during the nine months ended December 31, 1996, as compared to $1,236,000 during the same period of the prior year. The results of the joint venture are shown in other income. The marine fueling segment earned $3,558,000 in income from operations for the nine months ended December 31, 1996, an increase of $1,226,000, or 52.6% over the corresponding period of the prior year. This increase was related primarily to an increase in the average gross profit per metric ton, partially offset by a decrease in the volume of metric tons brokered and higher operating expenses. Income from operations of the oil recycling segment increased by $1,460,000, or 54.1%, for the nine months ended December 31, 1996, as compared to the same period of the prior year. This improvement resulted from an increase in the volume and average gross profit per gallon of recycled oil sold. Corporate overhead costs not charged to the business segments totaled $3,622,000 for the nine months ended December 31, 1996, a decrease of $370,000, or 9.3%, as compared to the same period of the prior year.

The Company's effective income tax rate for the nine months ended December 31, 1996 was 29.9%, as compared to 36.6% for the same period of the prior year. The decrease is the result of an overall decline in foreign income taxes.

Net income for the nine months ended December 31, 1996 was $9,752,000, an increase of $1,691,000, or 21.0%, as compared to net income for the nine months ended December 31, 1995. Earnings per share of $1.19 for the nine months ended December 31, 1996 exhibited a $0.19, or 19.0% increase, over the $1.00 achieved during the same period of the prior year.


THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

The Company's revenue for the three months ended December 31, 1996 was $207,665,000, an increase of $40,994,000, or 24.6%, as compared to revenue of $166,671,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:


                           THREE MONTHS ENDED DECEMBER 31,
                              1996                1995
                         --------------      --------------

     Aviation Fueling    $   97,743,000      $   77,782,000
     Marine Fueling         103,965,000          83,705,000
     Oil Recycling            5,957,000           5,184,000
                         --------------      --------------

     Total Revenue       $  207,665,000      $  166,671,000
                         ==============      ==============

The aviation fueling segment contributed $97,743,000 in revenue for the three months ended December 31, 1996. This represented an increase in revenue of $19,961,000, or 25.7%, as compared to the same period of the prior year. The increase in revenue was due to an increase in the average price per gallon sold, which was partially offset by a slight decrease in volume. The marine fueling segment contributed $103,965,000 in revenue for the three months ended December 31, 1996, an increase of $20,260,000, or 24.2%, over the corresponding period of the prior year. The increase in revenue was related to an increase in the average price per metric ton, partially offset by a decrease in volume traded and brokered. The oil recycling segment contributed $5,957,000 in revenue for the three months ended December 31, 1996, an increase of $773,000, or 14.9%, as compared to the same period of the prior year. The increase in revenue was due to an increase in the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue, partially offset by a decrease in volume of recycled oil sales.

The Company's gross profit of $11,716,000 for the three months ended December 31, 1996, increased $1,388,000, or 13.4%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.2% for the three months ended December 31, 1995, to 5.6% for the three months ended December 31, 1996. The decrease resulted from an overall increase in sales prices across all three segments, despite increases in the average gross profit per gallon and metric ton sold.

The Company's aviation fueling business achieved a 5.7% gross margin for the three months ended December 31, 1996, as compared to 6.4% achieved for the same period during the prior year. The Company's marine fueling segment achieved a 3.9% gross margin for the three months ended December 31, 1996, as compared to a 4.3% gross margin for the same period of the prior year. The gross margin in the Company's oil recycling segment increased from 34.0% for the three months ended December 31, 1995, to 35.1%, for the three months ended December 31, 1996.

Total operating expenses for the three months ended December 31, 1996 were $7,742,000, an increase of $1,450,000, or 23.0%, as compared to the same period of the prior year. Operating expenses increased partly as a result of the Company's international expansion, as previously discussed. The increase also resulted from a higher provision for bad debts in the aviation fueling segment.

The Company's income from operations for the three months ended December 31, 1996 was $3,974,000, a decrease of $62,000, or 1.5%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                            THREE MONTHS ENDED DECEMBER 31,
                                               1996                1995
                                          -------------       --------------

     Aviation Fueling                     $    2,437,000      $    3,425,000
     Marine Fueling                            1,346,000             879,000
     Oil Recycling                             1,352,000           1,227,000
     Corporate Overhead                       (1,161,000)         (1,495,000)
                                          --------------      --------------

     Total Income from Operations         $    3,974,000      $    4,036,000
                                          ==============      ==============


The aviation fueling segment's income from operations was $2,437,000 for the three months ended December 31, 1996, a decrease of $988,000, or 28.8%, as compared to the three months ended December 31, 1995. This resulted from an increase in operating expenses,as previously discussed, partially offset by an increase in the average gross profit per gallon. The Company's aviation fueling segment also earned $556,000 from its joint venture during the three months ended December 31, 1996, as compared to $380,000 during the same period of the prior year. The results of the joint venture are shown in other income. The marine fueling segment earned $1,346,000 in income from operations for the three months ended December 31, 1996, an increase of $467,000, or 53.1% over the corresponding period of the prior year. This increase was related primarily to an increase in the average gross profit per metric ton, partially offset by a decrease in volume. Income from operations of the oil recycling segment increased by $125,000, or 10.2%, for the three months ended December 31, 1996, as compared to the same period of the prior year. This improvement resulted from an increase in the average gross profit per recycled oil gallon sold, partially offset by an increase in operating expenses and a decrease in volume. Corporate overhead costs not charged to the business segments totaled $1,161,000 for the three months ended December 31, 1996, a decrease of $334,000, or 22.3%, as compared to the same period of the prior year.

The Company's effective income tax rate for the three months ended December 31, 1996 was 25.7%, as compared to 36.3% for the same period of the prior year. The decrease is the result of an overall decline in foreign income taxes.

Net income for the three months ended December 31, 1996, was $3,395,000, an increase of $534,000, or 18.7%, as compared to net income for the three months ended December 31, 1995. Earnings per share of

$0.41 for the three months ended December 31, 1996 exhibited a $0.06, or 17.1% increase over the $0.35 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents amounted to $15,990,000 at December 31, 1996, as compared to $12,856,000 at March 31, 1996. The principal sources of cash for the first nine months of fiscal year 1997 were $7,000,000 in net borrowings under the Company's revolving credit facility and $380,000 from collections on notes receivable. Partially offsetting the increase in cash and cash equivalents was $525,000 in net cash used in operating activities, $2,120,000 for capital expenditures and $1,608,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

Working capital as of December 31, 1996 was $53,808,000, exhibiting a $14,262,000 increase from working capital as of March 31, 1996. As of December 31, 1996, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $78,286,000, an increase of $11,178,000, as compared to the March 31, 1996 balance. In the aggregate, accounts payable, accrued expenses, and customer deposits increased $4,133,000. The net increase in trade credit of $7,046,000 was primarily attributable to rising fuel prices in the aviation and marine segments. The allowance for bad debts as of December 31, 1996 amounted to $4,397,000, an increase of $34,000 compared to the March 31, 1996 balance. During the first nine months of fiscal year 1997, the Company recorded a $3,636,000 provision for bad debts and had charge-offs in excess of recoveries of $3,602,000. The provision and charge-offs are primarily related to the Company's aviation segment.

Prepaid and other current assets as of December 31, 1996, were $6,647,000, exhibiting an increase of $3,588,000 over the March 31, 1996 balance. This is partially related to increases in prepaid fuel and prepaid insurance totaling $1,659,000. In addition, during fiscal year 1997, accounts receivable totaling $898,000 were converted to short-term notes receivable and the Company reclassified $1,312,000 related to its aviation joint venture investment, which was previously classified as non-current, to other current assets.

Capital expenditures, which amounted to $2,120,000 for the first nine months of fiscal year 1997, consisted primarily of $570,000 in computer and office equipment, $555,000 in plant, machinery and equipment, and $930,000 in construction in progress to increase the storage capacity at the Company's Louisiana used oil facility. During the balance of fiscal year 1997 and throughout fiscal year 1998, the Company anticipates spending approximately $1,500,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 1997 and throughout fiscal year 1998. The Company expects to meet its cash requirements for the balance of fiscal year 1997 and throughout fiscal year 1998 from existing cash, operations, and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1996, the South Carolina Department of Health and Environmental Control ("DHEC") sued the Company, along with other defendants (or potentially responsible persons), in the U.S. District Court of South Carolina, to recover response or cleanup costs for the Aqua-Tech Waste Disposal site near Greer, South Carolina under the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Sec. 9601, et. seq. (CERCLA or Superfund) and state law. The suit relates to disposal activities conducted from 1983 to 1986 by an unrelated third party. DHEC seeks to hold the Company responsible for the disposal activities of this third party because an indirect subsidiary of the Company, Resource Recovery Atlantic, Inc., acquired selected assets from this third party in May 1988. The Company believes it has valid defenses to this suit and intends to vigorously defend this action. There can be no assurance the Company will prevail in this legal proceeding, and management cannot estimate at this time the exposure of the Company if it does not prevail in the proceeding. Except for the foregoing, there are no material legal proceedings to which the Company or any of its subsidiaries is a party.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) During the three months ended December 31, 1996, the Company did not file any reports on Form 8-K.
         (b) Exhibit 27 Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      JANUARY 30, 1997                    WORLD FUEL SERVICES CORPORATION
                                               -------------------------------

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