Form 10-K
period 1997-03-31
WORLD FUEL SERVICES CORP
filed 1997-05-20
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                         59-2459427
---------------------------------            ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
        MIAMI SPRINGS, FLORIDA                            33166
------------------------------------------             ------------
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, including area code: (305) 884-2001

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS:                             ON WHICH REGISTERED:
------------------------                           ----------------------
      Common Stock,                                New York Stock Exchange
 par value $0.01 per share                          Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ].

     The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $162,175,000 (computed by reference to the closing sale price as of May 13, 1997).

     The registrant had 8,108,768 outstanding shares of common stock, par value $.01 per share, as of May 13, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Part III - Definitive Proxy Statement for the 1997 Annual Meeting
                                of Shareholders.

                                TABLE OF CONTENTS


                                                                        Page
ITEM 1.      Business
             ------------------------------------------------------
              General                                                    1
              History                                                    1
              Description of Business                                    2
                  Aviation Fuel Services                                 2
                  Marine Fuel Services                                   3
                  Oil Recycling                                          4
                  Potential Liability and Insurance                      4
                  Regulation                                             5

ITEM 2.      Properties                                                  8
             ------------------------------------------------------

ITEM 3.      Legal Proceedings                                          10
             ------------------------------------------------------

ITEM 4.      Submission of Matters to a Vote of Security Holders        10
             ------------------------------------------------------

ITEM 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters                                11
             ------------------------------------------------------

ITEM 6.      Selected Financial Data                                    12
             ------------------------------------------------------

ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13
             ------------------------------------------------------

ITEM 8.      Financial Statements and Supplementary Data                19
             ------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
             ------------------------------------------------------     19

ITEM 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------         20

ITEM 11.     Executive Compensation
             ----------------------                                     20

ITEM 12.     Security Ownership of Certain Beneficial Owners
             and  Management
             -----------------------------------------------            20

ITEM 13.     Certain Relationships and Related Transactions             20
             ----------------------------------------------

ITEM 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K
             ---------------------------------------------------        21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

World Fuel Services Corporation (the "Company") markets aviation and marine fuel and recycles used oil. In its aviation fuel services business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, and competitively-priced aviation fuel to passenger, cargo and charter airlines. In its marine fuel services business, the Company markets marine fuel to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service and competitively priced fuel. In its oil recycling business, the Company collects and recycles non-hazardous petroleum products and petroleum contaminated liquids throughout the southern and mid-atlantic United States. The Company sells the recycled oil to industrial and commercial customers.

Financial information with respect to the Company's business segments and foreign operations is provided in Note 7 to the accompanying financial statements.

HISTORY

The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fuel services business through seven subsidiaries and a joint venture, with principal offices in Florida, England, Singapore, Mexico, Ecuador and Costa Rica. The Company conducts its marine fuel services business through three subsidiaries with principal offices in New Jersey, California, England, South Korea and Singapore, and its oil recycling business is conducted through five subsidiaries with offices in Florida, Louisiana, Maryland and Delaware. See "Item 2 - Properties" for a list of principal offices by business and "Exhibit 21 - Subsidiaries of the Registrant".

The Company began operations in 1984 as a used oil recycler in the southeast United States. The Company expanded this business through acquisitions, the development of new processing technology and the establishment of new offices. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in the state of Florida, to an international sales company covering the major airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

In 1995, the Company further diversified its fuel services operations through the acquisition of a group of companies which are considered leaders in the marine fuel services business. This new segment provided the Company with operational and supplier side synergies and entry into fast growing markets in the Far East and Eastern Europe.

During fiscal year 1997, the Company opened its international headquarters in San Jose, Costa Rica by establishing the wholly-owned subsidiary World Fuel International, S.A. ("WFI"). WFI serves the Company's aviation customers in Canada, South and Central America and the Caribbean basin.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the accompanying financial statements for additional information.

DESCRIPTION OF BUSINESS

         AVIATION FUEL SERVICES

The Company markets aviation fuel to passenger, cargo and charter airlines. The Company has developed an extensive network which enables it to fuel customers at airports throughout the world.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to smaller airlines and avoid doing business with smaller airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines' working capital. The Company recognizes that the extension of credit is a risk but also a significant area of opportunity. Accordingly, the Company extends unsecured credit to many of its customers.

The Company purchases its aviation fuel from suppliers worldwide. The Company's cost of fuel is generally tied to market-based formulas or is government controlled. The Company is usually extended unsecured trade credit for its fuel purchases. However, certain suppliers require a letter of credit. The Company may prepay its fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

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

The primary risk in the Company's aviation fueling business is the extension of unsecured trade credit. The Company's success in attracting business has been due, in large part, to its willingness to extend credit on an unsecured basis to customers which exhibit a higher credit risk profile and would otherwise be required to prepay or post cash collateralized letters of credit with their suppliers of fuel. The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. Diversification of risk is difficult since the Company sells primarily within the airline industry. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

The level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty to forty-five days. This period of time represents the average business cycle of the Company's typical customer. The Company regularly monitors its credit portfolio by reviewing a customer's payment patterns and estimated overall exposure, including estimated unbilled fuel sales. During the fiscal years ended March 31, 1997, 1996 and 1995, none of the Company's aviation fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 60 persons in its aviation fuel services segment.

         MARINE FUEL SERVICES

The Company, through its Trans-Tec subsidiaries, markets marine fuel to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fueling services are provided throughout the world.

Through strategic sales offices located in the United States, Singapore, England, South Africa, South Korea and Costa Rica, Trans-Tec Services provides its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

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

In the majority of its transactions, Trans-Tec acts as a broker and as a source of market information for the user, negotiates the transaction by arranging the fuel purchase contract between the supplier and end user, and expedites the arrangements for the delivery of fuel. For this service, Trans-Tec is paid a commission from the supplier. Trans-Tec also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit. The Company holds no inventory and assumes minimal price risk; however, in most resale transactions the Company extends unsecured trade credit.

The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio. The level of credit is largely influenced by a customer's credit history with the Company, including claims experience and payment patterns.

During the fiscal years ended March 31, 1997, 1996 and 1995, none of the Company's marine fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 67 persons in its marine fuel services segment.

         OIL RECYCLING

The Company, through its International Petroleum Corporation subsidiaries ("IPC"), collects, blends, and recycles petroleum products and petroleum contaminated water. The Company's recycled oil products are sold primarily to industrial and commercial customers. The Company generates revenue from the sale of its recycled oil products and from fees paid by customers for the collection of used oil, contaminated water and other non-hazardous liquids.

IPC collects only non-hazardous waste oil, waste water, anti-freeze and petroleum contaminated liquids from generators such as service stations, quick lube shops, automobile dealerships, and industrial, governmental, marine, and utility generators. The Company uses its own fleet of trucks to collect approximately 60 percent of its needs from generators within close proximity to its facilities. The balance is sourced from independent collectors. Every shipment is analyzed on-site or at the Company's laboratories to determine its specifications and the treatment needed to convert the waste fluid into marketable fuel products.

The Company has three recycling facilities. The facilities located in Plant City, Florida and Wilmington, Delaware utilize a closed-loop, two stage distillation process. The resulting recycled oil product is sold as is, or it may be blended to customer specification. The Company's products range from commercial diesel fuel to #6 grade residual oil. The Company's third recycling facility, located in New Orleans, Louisiana, utilizes a batch recycling process. The Company also has a collection and transfer facility in Baltimore, Maryland, which has limited processing and blending capabilities.

The used oil industry is highly fragmented and consists primarily of small scale operators that collect and resell used oil, many of which lack the necessary facilities to adequately test and recycle the oil. However, the industry also includes a few large-scale operators that have the facilities to collect, re-refine, and market lubricating products.

During the fiscal years ended March 31, 1997, 1996 and 1995, none of the Company's recycled fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 140 persons in the oil recycling segment.

         POTENTIAL LIABILITY AND INSURANCE

The Company, through the use of subcontractors and its own operations, transports, stores or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators and others who may be injured. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events. The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. The Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including intoplane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected.

The Company has exited several environmental businesses which handled hazardous waste. This waste was transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current federal and state laws and regulations.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, will have a material adverse effect on the Company's financial position and results of operations.

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

THE SUPERFUND AMENDMENTS AND RE-AUTHORIZATION ACT OF 1986 ("SARA") adopted more detailed and stringent standards for remedial action at Superfund sites, and clarified provisions requiring damage assessments to determine the extent and monetary value of injury to natural resources. SARA also provides a separate funding mechanism for the clean-up of underground storage tanks.

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

THE CLEAN AIR ACT OF 1970, as amended in 1977, was the first major federal legislation enacted after NEPA became law. The Act authorized the EPA to establish National Ambient Air Quality Standards for certain pollutants, which are to be achieved by the individual states through State Implementation Plans ("SIPs"). SIPs typically attempt to meet ambient standards by regulating the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Act authorizes the EPA to regulate emissions from industrial facilities directly. The EPA also directly establishes emissions limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act Amendments of 1990 place the primary responsibility for the prevention and control of air pollution upon state and local governments. The 1990 amendments require regulated emission sources to obtain operating permits, which could impose emission limitations, standards, and compliance schedules.

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

THE SAFE DRINKING WATER ACT, as amended in 1986, regulates public water supplies by requiring the EPA to establish primary drinking water standards. These standards are likely to be further expanded under the EPA's evolving groundwater protection strategy which is intended to set levels of protection or clean-up of the nation's groundwater resources. These groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites, and remedial action will be required for releases of contaminants into groundwater.

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

THE NATIONAL POLLUTANT DISCHARGE ELIMINATION SYSTEM ("NPDES"), a program promulgated under the Clean Water Act, permits states to issue permits for the discharge of pollutants into the waters of the United States in lieu of federal EPA regulation. State programs must be consistent with minimum federal requirements, although they may be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

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

STATE AND LOCAL GOVERNMENT REGULATIONS. Many states have been authorized by the EPA to enforce regulations promulgated under RCRA and other federal programs. In addition, there are numerous state and local authorities that regulate the environment, some of which impose stricter environmental standards than federal laws and regulations. Some states, including Florida, have enacted legislation which generally provides for registration, recordkeeping, permitting, inspection, and reporting requirements for transporters, collectors and recyclers of hazardous waste and waste oil. The penalties for violations of state law include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance. In addition, some local governments have established local pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and local environmental studies.

EXCISE TAX ON DIESEL, AVIATION AND MARINE FUEL. The Company's aviation and marine fueling operations are affected by various federal and state taxes imposed on the purchase and sale of aviation and marine fuel products in the United States. Federal law imposes a manufacturer's excise tax on sales of aviation and marine fuel. Sales to aircraft and vessels engaged in foreign trade are exempt from this tax. These exemptions may be realized either through tax-free or tax-reduced sales, if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states, where the Company sells aviation and marine fuel, impose excise and sales taxes on fuel sales; certain sales of the Company qualify for full or partial exemptions from these state taxes.

ITEM 2.  PROPERTIES

The following pages set forth by segment and subsidiary the principal properties owned or leased by the Company as of May 9, 1997. The Company considers its properties and facilities to be suitable and adequate for its present needs.

The Company generally enters into installment notes to finance the replacement, upgrade or expansion of its vehicles and equipment. For additional information with respect to obligations under the Company's installment notes, see Note 2 to the financial statements appearing elsewhere in this report.

                WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
                                   PROPERTIES

OWNER/LESSEE and LOCATION              PRINCIPAL USE                 OWNED or LEASED
-------------------------              -------------                 ---------------
CORPORATE
World Fuel Services Corporation        Executive offices             Leased to June 1998
700 S. Royal Poinciana Blvd.,
Suite 800
Miami Springs, FL 33166

AVIATION FUELING
World Fuel Services of FL              Administrative, operations    Leased to June 1998
700 S. Royal Poinciana Blvd.,           and sales offices
Suite 800
Miami Springs, FL 33166

World Fuel Services, Inc.
  700 S. Royal Poinciana Blvd.,        Administrative, operations    Leased to June 1998
  Suite 800                             and sales offices
  Miami Springs, FL 33166

  2707 N. Loop West,                   Administrative, operations    Leased month-to-month
  Suite 150                             and sales offices
  Houston, Texas 77008

  4995 East Anderson Avenue            Administrative, operations    Leased month-to-month
  Fresno, CA 93727                      and sales offices

World Fuel International S.A.          Administrative, operations    Leased to May 1998
Oficentro Ejecutivo La Sabana Sur       and sales offices
Edificio #5, Primer Piso
San Jose, Costa Rica

World Fuel Services LTD.               Administrative, operations    Leased month-to-month
London Gatwick Hilton                   and sales offices
Suite 1211, Gatwick Airport
West Sussex, RH6 0LL
United Kingdom

World Fuel Services (Singapore)        Administrative, operations    Leased to June 2000
PTE., LTD                               and sales offices
101 Thomson Road #09-03A,
United Square
Singapore 307591

PetroServicios de Mexico S.A. de C.V.  Administrative, operations    Leased to March 1999
Av. Fuerza Aerea Mexicana No. 465       and sales offices
Colonia Federal
15700 Mexico, D.F.

MARINE FUELING
Trans-Tec Services (Signapore)         Administrative, operations    Leased to June 2000
PTE., LTD.                              and sales offices
101 Thomson Road #09-03A,
United Square
Singapore 307591

Trans-Tec Services (UK) LTD.
  65 Petty France                      Administrative, operations    Leased to December 1997
  London SW1H 9EU                       and sales offices

  Gammelbyved 2                        Administrative, operations    Leased month-to-month
  Karise, Denmark 4653                  and sales offices

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
                                   PROPERTIES
                                  (Continued)

OWNER/LESSEE and LOCATION              PRINCIPAL USE                 OWNED or LEASED
-------------------------              -------------                 ---------------
MARINE FUELING (continued)
Trans-Tec Services, Inc.
  Glenpointe Center West               Administrative, operations    Leased to May 2002
  500 Frank W. Burr Blvd.               and sales offices
  Teaneck, NJ 07666

  60 East Sir Francis Drake, No.301    Administrative, operations    Leased to December 1999
  Larksur, CA 94939                     and sales offices

  2nd Floor Kipun Building             Administrative, operations    Leased to December 1997
  200 Naeja-Dong                        and sales offices
  Chongru-Ku
  Seoul, Korea

  Oficentro Ejecutivo La Sabana Sur    Administrative, operations    Leased to May 1998
  Edificio #5, Primer Piso              and sales offices
  San Jose, Costa Rica

  Seagram House, 2nd Floor             Administrative, operations    Leased to September 1998
  71 Dock Road, Waterfront              and sales offices
  Capetown, South Africa 8001

OIL RECYCLING
International Petroleum Corporation    Storage tanks, recycling      Leased to August 2001
105 South Alexander Street              plant, laboratory and
Plant City, FL 33566                    administrative offices

International Petroleum Corp. of       Storage tanks, recycling      Owned
Delaware                                plant, laboratory and
505 South Market Street                 administrative offices
Wilmington, DE 19801

International Petroleum Corp. of LA    Storage tanks, recycling      Leased to August 2001
14890 Intracostal Drive                 plant, laboratory and
New Orleans, LA 70129                   administrative offices

International Petroleum Corp. of       Storage tanks, recycling      Owned
Maryland                                plant, laboratory and
6305 East Lombard Street                administrative offices
Baltimore, MD 21224

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 1997 and 1996, the sale prices of the Company's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock declared during the periods indicated. The amounts shown have been restated to reflect a 3-for-2 stock split of the Company's common stock which was effective June 19, 1995. See
Note 4 to the financial statements included as part of this report.


                                              PRICE          CASH
                                        ---------------    DIVIDENDS
                                          HIGH      LOW    PER SHARE
                                        -------   -------  ---------
Year ended  March 31, 1997
  First quarter                         $19 5/8   $16 5/8    $.075
  Second quarter                         18 5/8    15 5/8     .075
  Third quarter                          22 1/2    16         .075
  Fourth quarter                         22 5/8    17 5/8     .075

Year ended  March 31, 1996              $15 3/4   $11 1/8    $.050
  First quarter                          16        12 7/8     .050
  Second quarter                         15 7/8    13 1/4     .050
  Third quarter                          18 3/8    15 1/8     .050
  Fourth quarter


As of May 13, 1997, there were 321 shareholders of record of the Company's common stock. On May 13, 1997 the Company's Board of Directors approved the following cash dividend schedule for the 1998 fiscal year:

DECLARATION DATE     PER SHARE     RECORD DATE           PAYMENT DATE
----------------     ---------     -----------           ------------
June 4, 1997          $ 0.075      June 19, 1997         July 2, 1997
September 4, 1997     $ 0.075      September 19, 1997    October 2, 1997
December 4, 1997      $ 0.075      December 19, 1997     January 2, 1998
March 4, 1998         $ 0.075      March 19, 1998        April 2, 1998

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


                             SELECTED FINANCIAL DATA

                                                                     Fiscal Year Ended March 31,
                                                      -------------------------------------------------------------
                                                      1997          1996         1995         1994          1993
                                                      -----       -------       -------      -------       -------
                                                             (In thousands, except earnings per share data)
CONSOLIDATED INCOME STATEMENT DATA
Revenue                                            $  772,618    $  642,299   $ 361,891     $ 250,527     $ 254,767

Cost of Sales                                         725,991       601,930     334,134       223,576       230,847
                                                     --------      --------     -------       -------       -------
     Gross profit                                      46,627        40,369      27,757        26,951        23,920

Operating Expenses                                     31,001        25,423      16,508        17,181        15,854
                                                     --------      --------     -------       -------       -------
     Income from operations                            15,626        14,946      11,249         9,770         8,066

Other income (expense), net                             2,243         1,875       1,774        (1,333)          180
                                                     --------      --------     -------       -------       -------
     Income from continuing operations
       before income taxes                             17,869        16,821      13,023         8,437         8,246

Provision for income taxes                              4,604         5,876       4,935         3,242         2,984
                                                     --------      --------     -------       -------       -------
     Net income from continuing operations             13,265        10,945       8,088         5,195         5,262

Loss from operations and disposal of discontinued
   operations (net of applicable income taxes)            -             -           -             -          (3,715)
                                                      -------      --------     -------       -------       -------
       Net income                                  $   13,265    $   10,945   $   8,088     $   5,195     $   1,547
                                                      =======      ========     =======       =======       =======
Earnings (losses) per common and
   common equivalent share:
     Income from continuing operations             $    1.62     $    1.35    $    1.10     $    0.73     $    0.74
     Loss from discontinued operations                    -             -           -             -           (0.52)
                                                     -------       -------      -------       -------       -------
       Net income                                  $    1.62     $    1.35    $    1.10     $    0.73     $    0.22
                                                     ========       =======     =======        =======      =======
Weighted average shares outstanding                    8,197         8,100        7,359         7,101         7,124
                                                     ========       =======     =======        =======      =======

                                   (Continued)



                             SELECTED FINANCIAL DATA
                                   (Continued)

                                                     AS OF MARCH 31,
                                   ---------------------------------------------------
                                    1997       1996       1995       1994       1993
                                   -------   --------   --------   --------   --------
                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Current assets                    $ 93,436   $ 83,252   $ 58,006   $ 33,682   $ 39,263
Total assets                       123,139    111,974     89,536     53,687     54,717
Current liabilities                 44,851     43,706     30,486     13,141     15,587
Long-term liabilities                3,030      4,518      6,984        575      4,760
Stockholders' equity                75,258     63,750     52,066     39,971     34,370

------------------------

Notes to Selected Financial Data:

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

RESULTS OF OPERATIONS

In January 1995, the Company entered the marine fuel business through the acquisition of the Trans-Tec group of companies. The acquisition of the Trans-Tec group of companies has been accounted for under the purchase method. Accordingly, the consolidated statement of income for the fiscal year ended March 31, 1995, includes the results of operations of the Trans-Tec group of companies from the acquisition date.

Profit from the Company's aviation fuel business is directly related to the volume and the margins achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts. Profit from the Company's marine fuel business is determined primarily by the volume of brokering business generated and by the volume and margins achieved on marine fuel sales, as well as the extent to which the Company is required to provision for potential bad debts. The Company's profit from oil recycling is principally determined by the volume and margins of recycled oil sales and used oil collection revenue.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1996

The Company's revenue for the fiscal year ended March 31, 1997 was $772,618,000, an increase of $130,319,000, or 20.3%, as compared to revenue of $642,299,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                       FISCAL YEAR ENDED MARCH 31,
                                          1997                1996
                                     -------------       ------------

Aviation Fueling                     $ 381,236,000       $ 302,101,000
Marine Fueling                         368,470,000         321,216,000
Oil Recycling                           22,912,000          18,993,000
Intersegment Eliminations                  --                  (11,000)
                                     -------------       -------------
Total Revenue                        $ 772,618,000       $ 642,299,000
                                     =============       =============

The aviation fueling segment contributed $381,236,000 in revenue for the fiscal year ended March 31, 1997. This represented an increase in revenue of $79,135,000, or 26.2%, as compared to the prior fiscal year. The increase in revenue was due to an increase in volume and the average price per gallon sold. The marine fueling segment contributed $368,470,000 in revenue for the fiscal year ended March 31, 1997, an increase of $47,254,000, or 14.7%, over the prior fiscal year. The increase in revenue was related to an increase in the average price per metric ton sold and brokered, partially offset by a decrease in the volume of metric tons brokered. The oil recycling segment contributed $22,912,000 in revenue for the fiscal year ended March 31, 1997, an increase of $3,919,000, or 20.6%, as compared to the prior fiscal year. The increase in revenue was due to an increase in volume and the average sales price per gallon of recycled oil sold, and higher used oil and waste water collection revenue.

The Company's gross profit for the fiscal year ended March 31, 1997, was $46,627,000, an increase of $6,258,000, or 15.5%, as compared to the prior fiscal year. The Company's gross margin decreased from 6.3% for the fiscal year ended March 31, 1996 to 6.0% for the fiscal year ended March 31, 1997. The decrease resulted primarily from an overall increase in the average sales price per gallon sold in the Company's aviation segment, despite an increase in the average gross profit per gallon sold.

The Company's aviation fueling business achieved a 6.0% gross margin for the fiscal year ended March 31, 1997, as compared to 6.7% achieved for the prior fiscal year. The Company's marine fueling segment achieved a 4.4% gross margin for the fiscal year ended March 31, 1997, as compared to a 4.3% gross margin for the prior fiscal year. The gross margin in the Company's oil recycling segment remained relatively constant at 33.4% for the fiscal year ended March 31, 1997, as compared to 33.5% for the prior fiscal year.

Total operating expenses for the fiscal year ended March 31, 1997 were $31,001,000, an increase of $5,578,000, or 21.9%, as compared to the prior fiscal year. Operating expenses increased partly as a result of the Company's international expansion. During this period, the Company devoted substantial resources to the expansion of its international infrastructure, adding professional staff, implementing telecommunications, sales, operational and accounting systems, and establishing an international headquarters office in Costa Rica. The increase in operating expenses also resulted from an increase of $2,398,000 in the provision for bad debts in the aviation fueling segment.

The Company's income from operations for the fiscal year ended March 31, 1997 was $15,626,000, an increase of $680,000, or 4.5%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                        FISCAL YEAR ENDED MARCH 31,
                                          1997                1996
                                     -------------       ------------

Aviation Fueling                     $  10,620,000       $  12,858,000
Marine Fueling                           5,013,000           3,425,000
Oil Recycling                            5,020,000           3,976,000
Corporate Overhead                      (5,027,000)         (5,313,000)
                                     -------------       -------------
Total Income from Operations         $  15,626,000       $  14,946,000
                                     =============       =============

The aviation fueling segment's income from operations was $10,620,000 for the fiscal year ended March 31, 1997, a decrease of $2,238,000, or 17.4%, as compared to the prior fiscal year. This resulted from an increase in operating expenses, due to expenses incurred in the Company's international expansion and a higher provision for bad debts. The increase in operating expenses was partially offset by an increase in the volume and gross profit of product sold. The Company's aviation fueling segment also earned $1,773,000 from its Ecuador joint venture during the fiscal year ended March 31, 1997, as compared to $1,748,000 during the prior fiscal year. The results of the joint venture are shown in Other income, net. The marine fueling segment earned $5,013,000 in income from operations for the fiscal year ended March 31, 1997, an increase of $1,588,000, or 46.4%, as compared to the prior fiscal year. The increase was related primarily to an increase in the average gross profit per metric ton sold, partially offset by a decrease in the volume of metric tons brokered and higher operating expenses. Income from operations of the oil recycling segment increased by $1,044,000, or 26.3%, for the fiscal year ended March 31, 1997, as compared to the prior fiscal year. This improvement resulted from an increase in the volume and average gross profit per gallon of recycled oil sold. Corporate overhead costs not charged to the business segments totaled $5,027,000 for the fiscal year ended March 31, 1997, a decrease of $286,000, or 5.4%, as compared to the prior fiscal year.

The Company's effective income tax rate for the fiscal year ended March 31, 1997 was 25.8%, as compared to 34.9% for the prior fiscal year. The decrease resulted largely from an overall decline in foreign income taxes.

Net income for the fiscal year ended March 31, 1997 was $13,265,000, an increase of $2,320,000, or 21.2%, as compared to net income of $10,945,000 for the fiscal year ended March 31, 1996. Earnings per share of $1.62 for the fiscal year ended March 31, 1997 exhibited a $0.27, or 20.0%, increase over the $1.35 achieved during the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1995

The Company's revenue for the fiscal year ended March 31, 1996 was $642,299,000, an increase of $280,408,000, or 77.5%, as compared to revenue of $361,891,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                        FISCAL YEAR ENDED MARCH 31,
                                          1996                1995
                                     -------------       ------------

Aviation Fueling                     $ 302,101,000       $ 288,728,000
Marine Fueling                         321,216,000          54,578,000
Oil Recycling                           18,993,000          18,591,000
Intersegment Eliminations                  (11,000)             (6,000)
                                     -------------       -------------
Total Revenue                        $ 642,299,000       $ 361,891,000
                                     =============       =============


The aviation fueling segment contributed $302,101,000 of revenue for the fiscal year ended March 31, 1996, an increase of $13,373,000, or 4.6%, as compared to the prior year. This increase was due to an increase in the average price per gallon sold, partially offset by an overall volume decrease and the termination of the fuel terminaling operations conducted at Miami International Airport, which contract was not renewed effective June 30, 1994. The marine fueling segment contributed $321,216,000 of revenue for the fiscal year ended March 31, 1996. The 1996 fiscal year included a full year of operations for the marine fuel segment, compared to only three months in the 1995 fiscal year. The oil recycling segment contributed $18,993,000 of revenue for the fiscal year ended March 31, 1996, an increase of $402,000, or 2.2%, as compared to the prior year. The revenue increase was due to higher used oil and waste water collection revenue. Partially offsetting was an overall volume decrease.

The Company's gross profit of $40,369,000 increased by $12,612,000, or 45.4%, as compared to the prior year. The Company's gross margin decreased from 7.7% for the fiscal year ended March 31, 1995, to 6.3% for the fiscal year ended March 31, 1996. The decrease resulted principally from the effect of the narrower margin marine fuel services segment.

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

Total operating expenses for the fiscal year ended March 31, 1996 were $25,423,000, an increase of $8,915,000, or 54.0%, as compared to the prior fiscal year. This increase resulted primarily from the full year impact of operating expenses of the marine fueling segment.

The Company's income from operations for the fiscal year ended March 31, 1996 was $14,946,000, an increase of $3,697,000, or 32.9%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                        FISCAL YEAR ENDED MARCH 31,
                                          1996                1995
                                     -------------       ------------

Aviation Fueling                     $  12,858,000       $  12,304,000
Marine Fueling                           3,425,000             220,000
Oil Recycling                            3,976,000           2,973,000
Corporate Overhead                      (5,313,000)         (4,248,000)
                                     -------------       -------------
Total Income from Operations         $  14,946,000       $  11,249,000
                                     =============       =============

Income from operations of the aviation fueling segment increased $554,000, or 4.5%, for the fiscal year ended March 31, 1996, as compared to the fiscal year ended March 31, 1995. This improvement resulted from an increase in the average gross profit per gallon sold and a decrease in operating expenses due to a lower provision for bad debts. Partially offsetting were an overall volume decrease and the termination of the Company's fuel terminaling activities. The marine fueling segment earned $3,425,000 in income from operations for the fiscal year ended March 31, 1996. The gross profit of this segment was $13,766,000, reduced by $10,341,000 in operating expenses. Income from operations of the oil recycling segment increased by $1,003,000, or 33.7%, for the fiscal year ended March 31, 1996, as compared to the prior fiscal year. This improvement resulted from lower operating expenses and higher used oil and waste water collection revenue. Partially offsetting was a volume decrease. Corporate overhead costs not charged to the business segments totaled $5,313,000 for the fiscal year ended March 31, 1996, an increase of $1,065,000, or 25.1%, as compared to the prior fiscal year. This increase was due largely to higher salaries and payroll related costs.

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

Net income for the fiscal year ended March 31, 1996 was $10,945,000, an increase of $2,857,000, as compared to net income for the fiscal year ended March 31, 1995. Earnings per share of $1.35 for the fiscal year ended March 31, 1996 exhibited a $0.25, or 22.7% increase over the $1.10 achieved during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's aviation and marine fuel businesses, the primary use of capital is to finance accounts receivable. The Company maintains aviation fuel inventories at certain locations in the United States for competitive reasons, but inventory levels are kept at an operating minimum. The Company's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventory at third party storage facilities.

In contrast to the Company's aviation and marine fueling segments, the oil recycling segment capital requirements are for the financing of property, plant and equipment, and accounts receivable. The Company normally utilizes internally generated cash to fund capital expenditures, and secondarily the Company will utilize its available line of credit or enter into leasing or installment note arrangements to match-fund the useful life of certain long-term assets with the related debt. The Company's oil recycling operations also require working capital to purchase and carry an inventory of used oil, as well as the costs of operating the plant until the proceeds from the re-refined oil sales are received.

Cash and cash equivalents amounted to $11,035,000 at March 31, 1997, as compared to $12,856,000 at March 31, 1996. The principal uses of cash during the fiscal year ended March 31, 1997 were $1,872,000 of repayments on notes payable, $2,212,000 in dividends paid on common stock and $3,199,000 used for the purchase and construction of plant, equipment and other capital expenditures. Partially offsetting these cash uses were $3,678,000 in net cash provided by operating activities, $774,000 from collections on notes receivable and $661,000 from the issuance of common stock in connection with the exercise of options.

Working capital as of March 31, 1997 was $48,585,000, exhibiting a $9,039,000 increase from working capital as of March 31, 1996. As of March 31, 1997, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $75,179,000, an increase of $8,071,000 as compared to the March 31, 1996 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $916,000. The net increase in trade credit of $7,155,000 was attributed to the marine and aviation segments. The allowance for doubtful accounts as of March 31, 1997 amounted to $4,360,000, relatively unchanged when compared to the balance at March 31, 1996. During the fiscal years ended March 31, 1997 and 1996, the Company charged $5,107,000 and $2,291,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $5,110,000 and $2,494,000, respectively.

Inventories at March 31, 1997 were $1,857,000 higher as compared to March 31, 1996. This consisted of increases in the aviation fuel services and oil recycling segments. Prepaid and other current assets as of March 31, 1997 were $5,133,000, exhibiting an increase of $2,074,000 over the March 31, 1996 balance. This is partially related to an increase in prepaid fuel and the Company's reclassification related to its aviation joint venture investment, which had previously been classified as non-current, to other current assets.

Capital expenditures, which amounted to $3,199,000 for the fiscal year ended March 31, 1997, consisted primarily of $763,000 in computer and office equipment and $2,166,000 in plant, machinery and equipment related primarily to the Company's oil recycling operations. During fiscal year 1998, the Company anticipates spending approximately $2,000,000 for the upgrade of plant, machinery and equipment. The Company also anticipates spending an additional estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up cost will be capitalized as part of the cost of the site, up to the fair market value of the site.

Long-term liabilities as of March 31, 1997 were $3,030,000, exhibiting a $1,488,000 decrease as compared to March 31, 1996. This decrease was primarily the result of the second installment payment of $1,888,000 on the promissory notes payable related to the acquisition of the Trans-Tec group of companies, which was partially off-set by a $594,000 increase in deferred compensation.

Stockholders' equity amounted to $75,258,000, or $9.28 per share, at March 31, 1997, compared to $63,750,000, or $7.93 per share, at March 31, 1996. This increase of $11,508,000 was due to $13,265,000 in earnings for the period and $661,000 due to the issuance of common stock pursuant to the exercise of stock options. Partially offsetting was $2,418,000 in cash dividends declared.

The Company expects to meet its capital investment and working capital requirements for fiscal year 1998 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the 1997 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions with Management and Others" in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements are filed as a part of this report:

      (i)      Report of Independent Certified Public Accountants.            24

      (ii)     Consolidated Balance Sheets as of March 31, 1997 and 1996.     25

      (iii)    Consolidated Statements of Income for the Years Ended
               March 31, 1997, 1996 and 1995.                                 27

      (iv)     Consolidated Statements of Stockholders' Equity for the Years
               Ended March 31, 1997, 1996 and 1995.                           28

      (v)      Consolidated Statements of Cash Flows for the Years Ended
               March 31, 1997, 1996 and 1995.                                 29

      (vi)     Notes to Consolidated Financial Statements.                    31

(a)(2) The following consolidated financial statement schedule is filed as a part of this report:

       (I)      Schedule II - Valuation and Qualifying Accounts.              45

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

                  (b) By-laws are incorporated by reference to the Company's
                      Registration Statement on Form S-18 filed February 3,
                      1986.

          (4)      Instruments defining rights of security holders:

                  (a) Employee Stock Option Plan is incorporated by reference to the Company's Registration Statement on Form S-18 filed February 3, 1986.

                  (b) 1993 Non-Employee Directors Stock Option Plan is
                      incorporated by reference to the Company's Schedule 14A filed June 28, 1994.

          (10)    Material Contracts:

                  (a) Material contracts incorporated by reference to the
                      Company's Report on Form 10-K filed May 28, 1996:

                      (i) Amendment to Employment Agreement with Jerrold Blair, dated March 31, 1996.

                      (ii) Amendment to Employment Agreement with Ralph Weiser,
                           dated March 31, 1996.

                   (b) Material contracts filed with this Form 10-K:

                      (i) Amended and Restated Credit Agreement, dated February 21, 1997, by and among World Fuel Services Corporation and NationsBank, N.A. (South).

                      (ii) Promissory note, dated February 21, 1997, executed by
                           World Fuel Services Corporation and its subsidiaries in favor of NationsBank, N.A. (South).

          (21)    Subsidiaries of the Registrant

          (23)    Consent of Independent Certified Public Accountants

          (27)    Financial Data Schedule

(b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WORLD FUEL SERVICES CORPORATION

Dated:  May 13, 1997           By:  /s/ JERROLD BLAIR
                                       -----------------
                                       Jerrold Blair, President

Dated:  May 13, 1997           By:  /s/ CARLOS A. ABAUNZA
                                       ---------------------
                                       Carlos A. Abaunza, Chief Financial
                                         Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 13, 1997           By: /s/ RALPH R. WEISER
                                   --------------------
                                   Ralph R. Weiser, Director

Dated:  May 13, 1997           By: /s/ JERROLD BLAIR
                                   ------------------
                                   Jerrold Blair, Director

Dated:  May 13, 1997           By: /s/ PHILLIP S. BRADLEY
                                   ----------------------
                                   Phillip S. Bradley, Director

Dated:  May 13, 1997           By: /s/ RALPH FEUERRING
                                   -------------------
                                   Ralph Feuerring, Director

Dated:  May 13, 1997            By: /s/ JOHN R. BENBOW
                                    ------------------
                                    John R. Benbow, Director

Dated:  May 13, 1997            By: /s/ CELESTIN DURAND III
                                    -----------------------
                                    Celestin Durand III, Director

Dated:  May 13, 1997            By: /s/ MYLES KLEIN
                                    ---------------
                                    Myles Klein, Director

Dated:  May 13, 1997            By: /s/ MICHAEL J. KASBAR
                                    ---------------------
                                    Michael J. Kasbar, Director

Dated:  May 13, 1997            By: /s/ PAUL H. STEBBINS
                                    --------------------
                                    Paul H. Stebbins, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Miami, Florida,
  May  9, 1997.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           March 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                      $ 11,035,000   $ 12,856,000
   Accounts receivable, net of allowance
     for bad debts of $4,360,000 and $4,363,000
     at March 31, 1997 and 1996, respectively       70,819,000     62,745,000
   Inventories                                       6,449,000      4,592,000
   Prepaid expenses and other current assets         5,133,000      3,059,000
                                                  ------------   ------------

     Total current assets                           93,436,000     83,252,000
                                                  ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                601,000        601,000
   Buildings and improvements                        2,998,000      2,890,000
   Office equipment and furniture                    3,331,000      2,645,000
   Plant, machinery and equipment                   16,310,000     14,171,000
   Construction in progress                            135,000         67,000
                                                  ------------   ------------

                                                    23,375,000     20,374,000
   Less accumulated depreciation
     and amortization                                7,094,000      5,856,000
                                                  ------------   ------------

                                                    16,281,000     14,518,000
                                                  ------------   ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                       11,785,000     12,123,000
   Other                                             1,637,000      2,081,000
                                                  ------------   ------------

                                                  $123,139,000   $111,974,000
                                                  ============   ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------   ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt            $  2,191,000   $  1,944,000
   Accounts payable and accrued expenses             37,950,000     37,808,000
   Customer deposits                                  2,241,000      1,467,000
   Accrued salaries and wages                         2,187,000      2,055,000
   Income taxes payable                                 282,000        432,000
                                                   ------------   ------------

     Total current liabilities                       44,851,000     43,706,000
                                                   ------------   ------------
LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities            396,000      2,103,000
   Deferred compensation                              2,166,000      1,572,000
   Deferred income taxes                                468,000        843,000
                                                   ------------   ------------

                                                      3,030,000      4,518,000
                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     100,000 shares authorized, none issued                --             --
   Common stock, $0.01 par value;
     10,000,000 shares authorized, 8,109,000 and
     8,039,000 shares issued and outstanding
     at March 31, 1997 and 1996, respectively            81,000         80,000
   Capital in excess of par value                    23,275,000     22,615,000
   Retained earnings                                 51,959,000     41,112,000
   Less treasury stock, at cost                          57,000         57,000
                                                   ------------   ------------

                                                     75,258,000     63,750,000
                                                   ------------   ------------

                                                   $123,139,000   $111,974,000
                                                   ============   ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE YEAR ENDED MARCH 31,
                                      ------------------------------------------
                                           1997          1996           1995
                                      ------------   ------------   ------------

Revenue                               $772,618,000   $642,299,000   $361,891,000

Cost of sales                          725,991,000    601,930,000    334,134,000
                                      ------------   ------------   ------------

       Gross profit                     46,627,000     40,369,000     27,757,000
                                      ------------   ------------   ------------
Operating expenses:
   Salaries and wages                   14,795,000     13,266,000      8,117,000
   Provision for bad debts               5,107,000      2,291,000      2,062,000
   Other                                11,099,000      9,866,000      6,329,000
                                      ------------   ------------   ------------

                                        31,001,000     25,423,000     16,508,000
                                      ------------   ------------   ------------

       Income from operations           15,626,000     14,946,000     11,249,000
                                      ------------   ------------   ------------

Other income, net:
   Equity in earnings of
     aviation joint venture              1,773,000      1,748,000        544,000
   Other, net                              470,000        127,000      1,230,000
                                      ------------   ------------   ------------

                                         2,243,000      1,875,000      1,774,000
                                      ------------   ------------   ------------

       Income before income taxes       17,869,000     16,821,000     13,023,000

Provision for income taxes               4,604,000      5,876,000      4,935,000
                                      ------------   ------------   ------------

Net income                            $ 13,265,000   $ 10,945,000   $  8,088,000
                                      ============   ============   ============

Net income per share                  $       1.62   $       1.35   $       1.10
                                      ============   ============   ============

Weighted average shares outstanding      8,197,000      8,100,000      7,359,000
                                      ============   ============   ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK                       CAPITAL IN
                                     ------------------------------           EXCESS OF           RETAINED             TREASURY
                                       SHARES             AMOUNT              PAR VALUE           EARNINGS               STOCK
                                     ----------        ------------         -------------       -------------        ------------
Balance at March 31, 1994             7,107,000        $     71,000         $  14,905,000       $  25,052,000        $    (57,000)
   Exercise of warrants                  57,000                   -               463,000                   -                   -
   Exercise of options                   60,000                   -               455,000                   -                   -
   Issuance of shares
     for acquisition                    581,000               7,000             4,577,000                   -                   -
   Cash dividends declared                    -                   -                     -          (1,509,000)                  -
   Net Income                                 -                   -                     -           8,088,000                   -
   Other                                      -                   -                14,000                   -                   -
                                     ----------        ------------         -------------       -------------        ------------

Balance at March 31, 1995             7,805,000              78,000            20,414,000          31,631,000             (57,000)
   Exercise of options                  116,000               1,000               862,000                   -                   -
   Issuance of shares for
     litigation settlement              118,000               1,000             1,299,000                   -                   -
   Cash dividends declared                    -                   -                     -          (1,464,000)                  -
   Net Income                                 -                   -                     -          10,945,000                   -
   Other                                      -                   -                40,000                   -                   -
                                     ----------        ------------         -------------       -------------        ------------

Balance at March 31, 1996             8,039,000              80,000            22,615,000          41,112,000             (57,000)
   Exercise of options                   70,000               1,000               660,000                   -                   -
   Cash dividends declared                    -                   -                     -          (2,418,000)                  -
   Net Income                                 -                   -                     -          13,265,000                   -
                                     ----------        ------------         -------------       -------------        ------------

Balance at March 31, 1997             8,109,000        $     81,000         $  23,275,000       $  51,959,000        $    (57,000)
                                     ==========        ============         =============       =============        ============

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED MARCH 31,
                                                               -------------------------------------------
                                                                   1997            1996            1995
                                                               ------------    ------------    -----------
Cash flows from operating activities:
   Net income                                                  $ 13,265,000    $ 10,945,000    $ 8,088,000
                                                               ------------    ------------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities -
      Depreciation and amortization                               1,938,000       1,656,000      1,373,000
      Provision for bad debts                                     5,107,000       2,291,000      2,062,000
      Deferred income tax (benefit) provision                      (369,000)      1,108,000        181,000
      Equity in earnings of aviation joint venture, net            (675,000)       (354,000)      (544,000)
      Other non-cash operating charges (credits)                    (19,000)       (123,000)        35,000

      Changes in assets and liabilities, net of acquisitions
      and dispositions:
        (Increase) decrease in -
          Accounts receivable                                   (13,181,000)    (26,286,000)     1,959,000
          Inventories                                            (1,857,000)       (953,000)      (933,000)
          Prepaid expenses and other current assets              (2,067,000)      1,371,000        (72,000)
          Other assets                                              250,000          11,000        (15,000)

        Increase (decrease) in -
          Accounts payable and accrued expenses                     (64,000)     13,731,000     (4,290,000)
          Customer deposits                                         774,000         (92,000)       166,000
          Accrued salaries and wages                                132,000       1,308,000        461,000
          Income taxes payable                                     (150,000)     (1,286,000)       852,000
          Deferred compensation                                     594,000         335,000        (24,000)
                                                               ------------    ------------    -----------

          Total adjustments                                      (9,587,000)     (7,283,000)     1,211,000

     Net cash provided by operating activities                    3,678,000       3,662,000      9,299,000
                                                               ------------    ------------    -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                    (3,199,000)     (1,407,000)    (2,194,000)
   Advances to aviation joint venture                              (588,000)           --         (338,000)
   Repayments from aviation joint venture                           482,000         338,000           --
   Proceeds from disposition of assets                               43,000         381,000        585,000
   Proceeds from notes receivable                                   774,000       2,046,000        768,000
   Payment for acquisition of business, net of cash acquired           --              --       (3,184,000)
                                                               ------------    ------------    -----------

     Net cash (used in) provided by investing activities         (2,488,000)      1,358,000     (4,363,000)
                                                               ------------    ------------    -----------

                                   (Continued)


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                              FOR THE YEAR ENDED MARCH 31,
                                                       -----------------------------------------
                                                          1997            1996           1995
                                                       -----------    -----------    -----------
Cash flows from financing activities:
   Dividends paid on common stock                       (2,212,000)    (1,854,000)      (717,000)
   Repayment of notes payable                           (1,872,000)    (1,817,000)    (1,643,000)
   Repayment of long-term debt                             (74,000)      (263,000)      (286,000)
   Proceeds from issuance of long-term debt                486,000           --             --
   Proceeds from issuance of common stock                  661,000        863,000        918,000
                                                       -----------    -----------    -----------

     Net cash used in financing activities              (3,011,000)    (3,071,000)    (1,728,000)
                                                       -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents    (1,821,000)     1,949,000      3,208,000

Cash and cash equivalents, at beginning of period       12,856,000     10,907,000      7,699,000
                                                       -----------    -----------    -----------

Cash and cash equivalents, at end of period            $11,035,000    $12,856,000    $10,907,000
                                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                          $   423,000    $   613,000    $   129,000
                                                       ===========    ===========    ===========

     Income taxes                                      $ 5,182,000    $ 6,368,000    $ 3,714,000
                                                       ===========    ===========    ===========


  SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

   In connection with the January 1995 acquisition of the Trans-Tec group of companies, the Company issued 581,000 shares of its common stock valued at $4,584,000 and $6,000,000 in notes payable.

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

   Cash dividends declared, but not yet paid, totaling $608,000, $402,000 and $792,000 are included in accounts payable and accrued expenses as of March 31, 1997, 1996 and 1995, respectively.

  The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF ACQUISITIONS AND DIVESTITURES

World Fuel Services Corporation (the "Company") began operations in 1984 as a used oil recycler in the southeast United States. The Company expanded this business through acquisitions, the development of new processing technology and the establishment of new offices. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in the state of Florida, to an international sales company covering the major airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

In 1995, the Company further diversified its fuel services operations through the acquisition of a group of companies which are considered leaders in the marine fuel services business. This new segment provided the Company with operational and supplier side synergies and entry into fast growing markets in the Far East and Eastern Europe.

During fiscal year 1997, the Company opened its international headquarters in San Jose, Costa Rica by establishing the wholly-owned subsidiary, World Fuel International, S.A. ("WFI"). WFI serves the Company's aviation customers in Canada, South and Central America and the Caribbean basin.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to record its proportionate share of the earnings of its aviation joint venture.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's investments at March 31, 1997 and 1996 amounted to $8,461,000 and $11,395,000 respectively, consisting principally of bank repurchase agreements collateralized by United States Government Securities. Interest income, which is included in other, net in the accompanying statements of income, totaled $862,000, $1,029,000 and $765,000 for the years ended March 31, 1997, 1996 and
1995, respectively.

INVENTORIES

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include oil and fuel purchase costs, direct materials, direct and indirect labor and factory overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated lives of the assets as follows:

                                                             YEARS
                                                       ---------------

           Buildings and improvements                      10 - 40
           Office equipment and furniture                   3 - 8
           Plant, machinery and equipment                   3 - 40

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the lives of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resultant gain or loss is credited or charged to income.

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for recognizing the impairment of long-lived assets, certain identifiable intangibles and goodwill. The Company adopted the provisions of SFAS 121 for the year ended March 31, 1997, as required. The implementation did not have an impact on the Company's financial position or results of operations.

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $1,138,000 and $775,000, as of March 31, 1997 and 1996, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy, in accordance with SFAS 121, is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows, associated with the acquired companies, to the carrying amount of the unamortized costs in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect any impairment in the value of the asset.

REVENUE RECOGNITION

Revenue is generally recorded in the period when the sale is made or as the services are performed. In the Company's aviation and marine fueling segments, the Company contracts third parties to provide the fuel and/or delivery services. This may cause delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the delivery of fuel took place. Costs not yet billed are classified as current assets and are included under Inventories. The

Company's revenue recognition policy with respect to the aviation and marine fueling segment does not result in amounts that are materially different than accounting under generally accepted accounting principles.

INCOME TAXES

The Company and its United States subsidiaries file consolidated income tax returns. In addition, the Company's foreign subsidiaries file income tax returns in their respective countries of incorporation.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the U.S. Dollar which also serves as its reporting currency. Most foreign entities translate monetary assets and liabilities at fiscal year-end exchange rates while non-monetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. The Company's Ecuador joint venture uses the Company's reporting currency as the functional currency (as it operates in a highly inflationary economy) and translates net assets at fiscal year-end rates while income and expense accounts are translated at average exchange rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence and are included in Other, net.

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses are included in Other, net, in the period incurred, and amounted to a net loss of $119,000 and a net gain of $737,000 for the fiscal years ended March 31, 1996 and 1995, respectively. There were no significant foreign currency gains or losses in fiscal year 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The earnings per share computation under SFAS 128 differs from primary and fully diluted earnings per share computed under APB Opinion No. 15, primarily in the manner in which potential common stock is treated. SFAS 128 will apply to the Company for the fiscal year ending March 31, 1998, including interim periods; earlier application is not permitted. The implementation of SFAS 128 will not have a material effect on earnings per share.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments which are presented herein have been determined by the Company's management using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reflected in the accompanying balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 1997, the carrying value of the long-term debt and the fair value of such instruments was not considered to be significantly different.

(2)  LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                1997               1996
                                                ----               ----

Promissory notes issued in connection
  with the acquisition of the Trans-Tec
  group of companies, payable annually
  through January 1998, bearing interest
  at 9.0%, unsecured                         $ 2,058,000         $ 3,928,000

Equipment notes, payable monthly through
  January 2002, interest rates ranging
  from 6.76% to 8.52%, secured by equipment      529,000             101,000

Other                                              --                 18,000
                                             -----------        ------------
                                               2,587,000           4,047,000
Less current maturities                        2,191,000           1,944,000
                                              -----------        ------------
                                            $    396,000         $ 2,103,000
                                            =============        =============

The Company has an unsecured credit facility providing a $25,000,000 revolving line of credit with sublimits of $10,000,000 for standby letters of credit and documentary letters of credit. Approximately $6,558,000 in standby letters of credit were outstanding as of March 31, 1997 under the credit facility. The Company also has $100,000 outstanding in standby letters of credit from other financing institutions and has pledged $100,000 of cash as collateral on these letters of credit.

The revolving line of credit bears interest, at the Company's option, at the NationsBank Prime rate, or LIBOR, as defined under the credit facility. Interest is payable quarterly in arrears. The credit facility, in addition to other restrictions, requires the maintenance of certain financial ratios. As of March 31, 1997 and 1996, there were no amounts outstanding under the revolving line of credit. Any outstanding principal and interest will mature on March 1, 2001. As of March 31, 1997, the Company was in compliance with the requirements under the credit facility.

Aggregate annual maturities of long-term debt as of March 31, 1997, are as follows:

  1998               $ 2,191,000
  1999                    90,000
  2000                    97,000
  2001                   105,000
  2002                   104,000
                      ----------
                     $ 2,587,000
                     ===========

Interest expense, which is included in Other, net, in the accompanying consolidated statements of income, is as follows for the years ended March 31:

                                  1997            1996             1995
                                ----------      ---------        ---------
  Interest expense              $ 395,000       $ 565,000        $ 263,000
                                ==========      =========        =========

(3)  INCOME TAXES

The provision for income taxes consists of the following components for the years ended March 31:

                                  1997            1996              1995
                                ----------      ----------       ----------
    Current:
     Federal                    $3,061,000      $3,568,000       $3,540,000
     State                         417,000         567,000          614,000
     Foreign                     1,495,000         633,000          600,000
                                ----------      ----------       ----------
                                 4,973,000       4,768,000        4,754,000
                                ----------      ----------       ----------

    Deferred:
     Federal                      (157,000)        998,000          217,000
     State                         (22,000)        138,000           39,000
     Foreign                      (190,000)        (28,000)         (75,000)
                                ----------      ----------        ----------
                                  (369,000)      1,108,000          181,000
                                ----------      ----------        ----------

    Total                       $4,604,000      $5,876,000       $4,935,000
                                ==========      ==========       ==========

The difference between the reported tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 1997, is primarily due to state income taxes and the effect of foreign income tax rates.

The Company's share of undistributed earnings of foreign subsidiaries not included in its consolidated U.S. federal income tax return that could be subject to additional U.S. federal income taxes if remitted, was approximately $13,065,000 and $6,007,000 at March 31, 1997 and 1996, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

The temporary differences which comprise the Company's net deferred tax liability are as follows:


                                                           MARCH 31,
                                                       1997         1996
                                                  ----------    -----------
Excess of provision for bad debts over
  charge-offs                                     $ 1,522,000    $ 1,537,000

Excess of tax over financial reporting             (2,006,000)    (1,989,000)
  depreciation and amortization

Accrued expenses recognized for financial             290,000        161,000
  reporting purposes, not currently tax
  deductible

Excess of tax over financial reporting               (428,000)      (365,000)
  amortization of identifiable intangibles

Other, net                                            154,000       (187,000)
                                                  -----------    -----------

                                                  $  (468,000)   $  (843,000)
                                                  ===========    ===========
(4) STOCKHOLDERS' EQUITY

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

DIVIDENDS

The Company declared and paid cash dividends of $0.30 and $0.20 per share of common stock for fiscal years 1997 and 1996, respectively.

EMPLOYEE STOCK OPTION ACTIVITY

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company's 1997 fiscal year, in accounting for stock-based transactions with non-employees. The Company has evaluated the proforma effects of SFAS 123 and determined the effects of SFAS 123 are not material to the Company's consolidated financial position or results of operations. Accordingly, the disclosure provisions of SFAS 123 have been omitted. The Company accounts for its stock-based transaction with employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS 123.

The Company's 1986 employee stock option plan expired in January 1996. Options granted, but not yet exercised, survive the 1986 employee stock option plan until the options expire. The following summarizes the status of the 1986 employee stock option plan at, and for the year ended, March 31:

                                                      1997                1996                 1995
                                               --------------       --------------        ---------------
       Granted                                           None                98,091                46,206
         Per Share                                                  $10.33 - $12.58       $14.88 - $15.50

       Adjustment for 3:2 stock
         split
                                                         None                86,464                  None

       Expired                                          5,250                  None                20,000

       Exercised                                       54,375                69,375                  None
         Per Share                              $9.08 - $9.33         $2.00 - $9.33                  None
         Proceeds received by
           the Company                               $499,000              $531,000                  None

       Outstanding                                    228,482               288,107               172,927
         Per Share                             $9.33 - $12.58        $9.08 - $12.58        $3.00 - $15.50

       Available for future grant                        None               153,489                37,294

       Exercisable                                    189,642               120,707               125,221
         Per Share                             $9.33 - $10.33         $9.33 - $9.83        $3.00 - $14.75


During fiscal year 1997, non-qualified options to purchase 3,750 and 5,614 of the Company's common stock were exercised and expired, respectively. The proceeds received by the Company from the exercise of these options totaled $35,000. As of March 31, 1997, non-qualified options to purchase a total of 30,600 shares of the Company's common stock at an exercise price ranging from $10.33 to $12.58 per share were outstanding and exercisable.

In August 1996, the Company's Board of Directors authorized the establishment of the 1996 Employee Stock Option Plan (the "1996 Plan"), subject to stockholder approval at the Company's 1997 annual shareholders' meeting. Under the provisions of the 1996 Plan, the Company's Board of Directors is authorized to grant Incentive Stock Options ("ISO") to employees of the Company and its subsidiaries and non-qualified options to employees, independent contractors and agents. The plan permits the issuance of options to purchase up to an aggregate of 500,000 shares of the Company's common stock. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to ISOs granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All options granted pursuant to the 1996 Plan must be exercised within ten years after the date of grant, except that ISOs granted to individuals owning more than 10% of the Company's outstanding common stock must be exercised within five years after the date of grant.

Pursuant to the 1996 Plan, the Company's Board of Directors, on August 28, 1996, granted the Chairman and President of the Company each a qualified and non-qualified option to purchase 17,517 shares and 63,483 shares, respectively, of the Company's common stock at an exercise price of $17.13 per share. These options were granted subject to stockholder approval of the 1996 Plan.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In August, 1994, at the annual meeting of the stockholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("1993 Directors Plan") was adopted. An aggregate of 50,000 shares of the Company's common stock has been reserved for issuance under the 1993 Directors Plan.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 2,500 shares each year, starting in August 1995, that the individual is re-elected. As of March 31, 1997, options to purchase 21,250 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 15,000 shares are available for future grant.

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

(5) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases premises in New Orleans, Louisiana and Plant City, Florida from trusts co-managed by the President of the Company under two operating leases with rent aggregating $96,000 per year. The leases expire in August 2001. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options on both leases. The Company also leases office space and railroad tank cars from unrelated third parties.

At March 31, 1997, the future minimum lease payments under operating leases with an initial non-cancellable term in excess of one year were as follows:

                                     OPERATING
                                       LEASES
                                     ----------
                   1998              $  834,000
                   1999                 467,000
                   2000                 357,000
                   2001                 345,000
                   2002                 288,000
                                     ----------
 Total minimum lease payments        $2,291,000
                                     ==========


Rental expense under operating leases with an initial non-cancellable term in excess of one year was $843,000, $722,000, and $535,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

CAPITAL EXPENDITURES

During fiscal year 1998, the Company anticipates spending approximately $2,000,000 for the upgrade of plant, machinery and equipment. The Company intends to spend an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

SURETY BONDS

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 1997, the Company had $3,774,000 in outstanding bonds.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable. The Company extends credit on an unsecured basis to many of its aviation and marine customers, some of which have a line of credit in excess of $2,000,000. The Company's management recognizes that extending credit and setting appropriate reserves for accounts receivable is largely a subjective decision based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. The Company's management meets regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

POTENTIAL LIABILITY AND INSURANCE

The Company, through the use of subcontractors and its own operations, transports, stores or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators and others who may be injured. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events. The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal and state statutes, common law and contractual indemnification agreements. The Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including intoplane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected.

The Company has exited several environmental businesses which handled hazardous waste. This waste was transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities in certain cases pursuant to current federal and state laws and regulations.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. A claim arising out of the Company's activities, if successful and of sufficient magnitude, will have a material adverse effect on the Company's financial position and results of operations.

LEGAL MATTERS

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings, will not materially affect its financial condition or operations.

EMPLOYMENT AGREEMENTS

The Company's amended and restated employment agreements with its Chairman of the Board and President expire on March 31, 2001. Each agreement provides for a fixed salary and an annual bonus equal to 5% of the Company's income before income taxes in excess of $2,000,000. In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and accrue interest at the Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of the executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, any excess amount, including any interest earned thereon, shall be paid to the executive within ten (10) days of such death, termination or expiration. As of March 31, 1997 and 1996, $473,000 and $171,000, respectively, including accrued interest, was deferred under the agreements. The agreements also provide that, if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of up to three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers, and previous and current employees. The agreements provide for minimum salary levels, as well as bonuses which are payable if specified management goals are attained. During the years ended March 31, 1997, 1996 and 1995, approximately $9,136,000, $7,632,000 and $3,963,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, as of March 31, 1997 are as follows:


                 1998              $ 5,085,000
                 1999                2,312,000
                 2000                1,208,000
                 2001                  734,000
                 2002                  107,000
                 Thereafter            561,000
                                   -----------
                                   $10,007,000
                                   ============

 DEFERRED  COMPENSATION PLANS

The Company has an incentive compensation plan which provides incentive compensation to certain key personnel whose performance contributes to the profitability and growth of the existing Trans-Tec group of companies. The plan is unfunded and is not a qualified plan under the Internal Revenue Code. Under the plan, participants are awarded units equal to 20% of the Trans-Tec group's annual net income, excluding the incentive compensation expense, and earn interest on their deferred amounts. The plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances.

The plan is administered by a plan committee appointed by the Board of Directors of Trans-Tec Services, Inc. The plan committee has the authority to suspend or terminate the plan, as well as the responsibility to allocate the amount of incentive compensation among participants, during each plan year. The plan's fiscal year corresponds to the Company's fiscal year.

The Company maintains a 401(k) defined contribution plan which covers all employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. The Company makes matching contributions of 25% of the participants' contributions up to 4% of the participant's compensation contributed. The Company may make annual additional contributions at its sole discretion. During the fiscal years ended March 31, 1997, 1996 and 1995, approximately $82,000, $52,000 and $11,000, respectively, was expensed as Company contributions.

(6) AVIATION JOINT VENTURE

In August 1994, the Company began operation of a joint venture with Petrosur, an Ecuador corporation. The joint venture was organized to distribute jet fuel in Ecuador pursuant to a contract with the nationally owned oil company and the airport authority. The contract with the government entities may be terminated at any time. The joint venture arrangement has a term of five years and will automatically renew for a similar term unless one of the partners objects at least ninety days prior to the end of the term.

The Company's current ownership interest in the joint venture is 50%. Accordingly, the Company uses the equity method of accounting to record its proportionate share of joint venture earnings. The Company's proportionate share of the net earnings of the joint venture amounted to $1,773,000, $1,748,000 and $544,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively, and is included as part of Other income, net in the accompanying consolidated statements of income. The amount of the investment in and advances to the joint venture totaled $1,681,000 and $882,000 at March 31, 1997 and 1996, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. A summary of selected financial information for the aviation joint venture is as follows:


                                                AS OF MARCH 31,
                                         1997                     1996
                                      -----------              -----------
BALANCE SHEET DATA:
   Current assets                     $ 6,680,000              $ 5,531,000
                                      ===========              ===========
   Non-current assets                 $    33,000              $    47,000
                                      ===========              ===========
   Current liabilities                $ 3,889,000              $ 3,778,000
                                      ===========              ===========


                                          FOR THE YEAR ENDED MARCH 31,
                                          1997                    1996
                                      -----------              -----------
INCOME STATEMENT DATA:
   Revenue                            $44,512,000              $39,406,000
                                      ===========              ===========
   Gross profit                       $ 3,969,000              $ 3,844,000
                                      ===========              ===========
   Income from operations             $ 3,222,000              $ 3,565,000
                                      ===========              ===========
   Net income                         $ 3,546,000              $ 3,966,000
                                      ===========              ===========

(7) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

BUSINESS SEGMENTS

THE COMPANY OPERATES IN THREE BUSINESS SEGMENTS: AVIATION FUELING, MARINE FUELING AND OIL RECYCLING. INFORMATION CONCERNING THE COMPANY'S OPERATIONS BY BUSINESS SEGMENT IS AS FOLLOWS:

                                             FOR THE FISCAL YEAR ENDED MARCH 31,
                                        --------------------------------------------
                                            1997            1996            1995
                                        ------------    ------------    ------------
REVENUE
 Aviation fueling                       $381,236,000    $302,101,000    $288,728,000
 Marine fueling                          368,470,000     321,216,000     54,578,0000
 Oil recycling                            22,912,000      18,993,000     18,591,0000
 Intersegment eliminations                        --         (11,000)         (6,000)
                                        ------------    ------------    ------------

  Consolidated revenue                  $772,618,000    $642,299,000    $361,891,000
                                        ============    ============    ============
INCOME FROM OPERATIONS
 Aviation fueling                       $ 10,620,000    $ 12,858,000    $ 12,304,000
 Marine fueling                            5,013,000       3,425,000         220,000
 Oil recycling                             5,020,000       3,976,000       2,973,000
 Corporate                                (5,027,000)     (5,313,000)     (4,248,000)
                                        ------------    ------------    ------------

  Consolidated income from operations   $ 15,626,000    $ 14,946,000    $ 11,249,000
                                        ============    ============    ============
IDENTIFIABLE ASSETS
 Aviation fueling                       $ 54,129,000    $ 42,345,000      27,920,000
 Marine fueling                           43,013,000      39,948,000      34,313,000
 Oil recycling                            17,574,000      15,567,000      17,557,000
 Corporate                                 8,423,000      14,114,000       9,746,000
                                        ------------    ------------    ------------

  Consolidated identifiable assets      $123,139,000    $111,974,000    $ 89,536,000
                                        ============    ============    ============
CAPITAL EXPENDITURES
 Aviation fueling                       $    369,000    $     66,000    $     27,000
 Marine fueling                              208,000         424,000         104,000
 Oil recycling                             2,426,000         623,000       1,901,000
 Corporate                                  196,0000         294,000         162,000
                                        ------------    ------------    ------------

  Consolidated capital expenditures     $  3,199,000    $  1,407,000    $  2,194,000
                                        ============    ============    ============
DEPRECIATION AND AMORTIZATION
 Aviation fueling                           $189,000    $    116,000    $    236,000
 Marine fueling                              599,000         535,000         140,000
 Oil recycling                               916,000         819,000         824,000
 Corporate                                   234,000         186,000         173,000
                                        ------------    ------------    ------------
  Consolidated depreciation and
    amortization                        $  1,938,000    $  1,656,000    $  1,373,000
                                        ============    ============    ============

For the year ended March 31, 1995, the marine fueling segment reflects activity from January 1, 1995 to March 31, 1995.

FOREIGN OPERATIONS

A summary of financial data for foreign operations is shown below as of, and for the fiscal years ended, March 31, 1997, 1996 and 1995. Non-U.S. operations of the Company and its subsidiaries are conducted primarily from offices in the United Kingdom, Singapore, Mexico, South Africa, South Korea and Costa Rica. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                  1997              1996              1995
                             -------------     -------------      ------------

 Revenue                     $ 287,589,000     $ 184,768,000      $ 47,045,000
                             =============     =============      ============

 Income from operations      $   7,753,000     $   2,555,000      $  1,572,000
                             =============     =============      ============

 Identifiable assets         $  37,313,000     $  13,506,000      $ 11,770,000
                             =============     =============      ============

MAJOR CUSTOMERS

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 1997, 1996 and 1995.

(8) QUARTERLY INFORMATION (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED
                  --------------------------------------------------------------
                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,        MARCH 31,
                      1996           1996            1996               1997
                  ------------   -------------    ------------      ------------
Revenue           $170,694,000   $180,349,000     $207,665,000      $213,910,000
                  ============   ============     ============      ============

Gross Profit      $ 11,632,000   $ 11,626,000     $ 11,716,000      $ 11,653,000
                  ============   ============     ============      ============

Net Income        $  3,104,000   $  3,253,000     $  3,395,000      $  3,513,000
                  ============   ============     ============      ============
Earnings per
  share           $       0.38   $       0.40     $       0.41      $       0.43
                  ============   ============     ============      ============

                                   FOR THE THREE MONTHS ENDED
                  --------------------------------------------------------------
                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,        MARCH 31,
                      1995           1995            1995               1996
                  ------------   -------------    ------------      ------------
Revenue           $138,960,000   $145,658,000     $166,671,000      $191,010,000
                  ============   ============     ============      ============

Gross Profit      $  9,174,000   $  9,911,000     $ 10,328,000      $ 10,956,000
                  ============   ============     ============      ============

Net Income        $  2,545,000   $  2,655,000     $  2,861,000      $  2,884,000
                  ============   ============     ============      ============
Earnings per
  share           $       0.32   $       0.33     $       0.35      $       0.35
                  ============   ============     ============      ============

                                                                     SCHEDULE II

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                           -------------------------------------------
                              BALANCE AT                    CHARGED TO     CHARGED TO                            BALANCE AT
                              BEGINNING    ACQUISITION      COSTS AND        OTHER                                  END
                              OF PERIOD    OF BUSINESS      EXPENSES      ACCOUNTS(1)       DEDUCTIONS(2)        OF PERIOD
                            ============   ===========    ===========     ===========       =============       ===========
Year Ended March 31, 1997
---------------------------
Allowance for bad debts     $4,363,000      $       -      $5,107,000      $  415,000         $5,525,000         $4,360,000
                            ===========     =========     ===========     ===========        ===========        ===========

Year Ended March 31, 1996
---------------------------
Allowance for bad debts     $4,566,000      $       -      $2,291,000      $  785,000         $3,279,000         $4,363,000
                            ===========     =========     ===========     ===========        ===========        ===========

Year Ended March 31, 1995
---------------------------
Allowance for bad debts     $2,464,000      $ 250,000      $2,062,000      $2,408,000         $2,618,000         $4,566,000
                            ===========     =========     ===========     ===========        ===========        ===========

Notes:
(1) Recoveries of bad debts and reclassifications. In fiscal year 1995, allowance for bad debts totaling $130,000 was transferred from the Company's discontinued operations to continued operations.

(2) Accounts determined to be uncollectible.