Form 10-Q
period 1997-06-30
WORLD FUEL SERVICES CORP
filed 1997-07-31
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                 59-2459427
      ------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

     700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
               MIAMI SPRINGS, FLORIDA                      33166
     ------------------------------------------          ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1997, the registrant had a total of 8,108,768 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1997, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1998.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                  JUNE 30, 1997  MARCH 31, 1997
                                                  -------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 18,296,000    $ 11,035,000
  Accounts receivable, net of allowance
    for bad debts of $4,410,000 and $4,360,000
    at June 30 and March 31, 1997, respectively      69,272,000      70,819,000
  Inventories                                         5,327,000       6,449,000
  Prepaid expenses and other current assets           4,135,000       5,133,000
                                                   ------------    ------------

      Total current assets                           97,030,000      93,436,000
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                  601,000         601,000
  Buildings and improvements                          3,006,000       2,998,000
  Office equipment and furniture                      3,906,000       3,331,000
  Plant, machinery and equipment                     17,185,000      16,310,000
  Construction in progress                               36,000         135,000
                                                   ------------    ------------

                                                     24,734,000      23,375,000
  Less accumulated depreciation
    and amortization                                  7,547,000       7,094,000
                                                   ------------    ------------

                                                     17,187,000      16,281,000
                                                   ------------    ------------
OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                         11,695,000      11,785,000
  Other                                               1,627,000       1,637,000
                                                   ------------    ------------

                                                   $127,539,000    $123,139,000
                                                   ============    ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                       LIABILITIES AND STOCKHOLDERS'EQUITY

                                                 JUNE 30, 1997   MARCH 31, 1997
                                                 -------------   --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt            $  2,187,000    $  2,191,000
  Accounts payable and accrued expenses             39,786,000      37,950,000
  Customer deposits                                  1,913,000       2,241,000
  Accrued salaries and wages                           865,000       2,187,000
  Income taxes payable                               1,680,000         282,000
                                                  ------------    ------------

       Total current liabilities                    46,431,000      44,851,000
                                                  ------------    ------------

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities            366,000         396,000
  Deferred compensation                              2,009,000       2,166,000
  Deferred income taxes                                279,000         468,000
                                                  ------------    ------------

                                                     2,654,000       3,030,000
                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
      100,000 shares authorized, none issued                --              --
  Common stock, $0.01 par value;
      10,000,000 shares authorized, 8,109,000
      shares issued and outstanding at June 30
      and March 31, 1997                                81,000          81,000
  Capital in excess of par value                    23,275,000      23,275,000
  Retained earnings                                 55,155,000      51,959,000
  Less treasury stock, at cost                          57,000          57,000
                                                  ------------    ------------
                                                    78,454,000      75,258,000
                                                  ------------    ------------
                                                  $127,539,000    $123,139,000
                                                  ============    ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,
                                      -----------------------------
                                           1997            1996
                                      -------------   -------------

Revenue                               $ 186,307,000   $ 170,694,000

Cost of sales                           175,233,000     159,062,000
                                      -------------   -------------

  Gross profit                           11,074,000      11,632,000
                                      -------------   -------------
Operating expenses:
  Salaries and wages                      3,697,000       3,206,000
  Provision for bad debts                    42,000       1,318,000
  Other                                   2,941,000       2,771,000
                                      -------------   -------------

                                          6,680,000       7,295,000
                                      -------------   -------------

  Income from operations                  4,394,000       4,337,000
                                      -------------   -------------
Other income, net:
    Equity in earnings of
      aviation joint venture                453,000         409,000
    Other, net                              266,000         (13,000)
                                      -------------   -------------

                                            719,000         396,000
                                      -------------   -------------

    Income before income taxes            5,113,000       4,733,000

Provision for income taxes                1,310,000       1,629,000
                                      -------------   -------------

Net income                            $   3,803,000   $   3,104,000
                                      =============   =============

Net income per share                  $        0.46   $        0.38
                                      =============   =============

Weighted average shares outstanding       8,249,000       8,184,000
                                      =============   =============


                 WORLD FUEL SERVICES CORPORATIQN AND SUBSIDLAMES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                              1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
  Net income                                               $ 3,803,000    $ 3,104,000
                                                           -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by operating activities -
       Depreciation and amortization                           596,000        443,000
       Provision for bad debts                                  42,000      1,318,000
       Deferred income tax (benefit) provision                (189,000)       328,000
       Equity in earnings of aviation joint venture, net       (67,000)      (325,000)
       Other non-cash operating charges (credits)                6,000         (4,000)

       Changes in assets and liabilities:
         (Increase) decrease in -
           Accounts receivable                               1,505,000      2,085,000
           Inventories                                       1,122,000        925,000
           Prepaid expenses and other current assets           607,000       (984,000)
           Other assets                                        (41,000)      (157,000)

         Increase (decrease) in -
           Accounts payable and accrued expenses             1,836,000     (5,609,000)
           Customer deposits                                  (328,000)       151,000
           Accrued salaries and wages                       (1,322,000)    (1,326,000)
           Income taxes payable                              1,398,000        989,000
           Deferred compensation                              (157,000)      (203,000)
                                                           -----------    -----------

           Total adjustments                                 5,008,000     (2,369,000)
                                                           -----------    -----------

    Net cash provided by operating activities                8,811,000        735,000
                                                           -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                (1,366,000)    (1,056,000)
  Proceeds from notes receivable                               352,000        107,000
  Repayments of advances to aviation joint venture             106,000           --
                                                           -----------    -----------

       Net cash used in investing activities               $  (908,000)   $  (949,000)
                                                           -----------    -----------


                                   (Continued)

                WORID FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                       1997           1996
                                                 ------------    ------------
Cash flows from financing activities:
  Dividends paid on common stock                 $   (608,000)   $   (402,000)
  Repayment of long-term debt                         (34,000)        (11,000)
  Proceeds from issuance of common stock                 --            38,000
                                                 ------------    ------------

    Net cash used in financing activities            (642,000)       (375,000)
                                                 ------------    ------------

Net increase (decrease) in cash
  and cash equivalents                              7,261,000        (589,000)

Cash and cash equivalents, at beginning
  of period                                        11,035,000      12,856,000
                                                 ------------    ------------

Cash and cash equivalents, at end
  of period                                      $ 18,296,000    $ 12,267,000
                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                     $     16,000    $     44,000
                                                 ============    ============

    Income taxes                                 $    193,000    $    326,000
                                                 ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

         Cash dividends declared, but not yet paid, totaling $607,000 and $603,000 are included in accounts payable and accrued expenses as of June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

         The Company's revenue for the three months ended June 30, 1997 was $186,307,000, an increase of $15,613,000, or 9.1%, as compared to revenue of $170,694,000 for the corresponding period for the prior year. The Company's revenue during these periods was attributable to the following segments:

                             THREE MONTHS ENDED JUNE 30,
                             ---------------------------
                                  1997           1996
                             ------------   ------------

          Aviation Fueling   $ 96,117,000   $ 87,984,000
          Marine Fueling       84,282,000     77,132,000
          Oil Recycling         5,908,000      5,578,000
                             ------------   ------------

          Total Revenue      $186,307,000   $170,694,000
                             ============   ============

         The aviation fueling segment contributed $96,117,000 in revenue for the three months ended June 30, 1997. This represented an increase in revenue of $8,133,000, or 9.2%, as compared to the same period of the prior year. The increase in revenue was due to increases in volume and the average price per gallon sold. The marine fueling segment contributed $84,282,000 in revenue for the three months ended June 30, 1997, an increase of $7,150,000, or 9.3%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons traded, partially offset by decreases in the volume of metric tons brokered and the average sales price per metric ton. The oil recycling segment contributed $5,908,000 in revenue for the three months ended June 30, 1997, an increase of $330,000, or 5.9%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

         The Company's gross profit of $11,074,000 for the three months ended June 30, 1997, decreased $558,000, or 4.8%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.8% for the three months ended June 30, 1996, to 5.9% for the three months ended June 30, 1997. The Company's aviation fueling business achieved a 5.4% gross margin for the three months ended June 30, 1997, as compared to 6.9% achieved for the same period during the prior year. This resulted from a decrease in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 4.5% gross margin for the three months ended June 30, 1997, as compared to a 4.7% gross margin for the same period of the prior year. This resulted from a lower average gross profit in brokering activities, despite an improvement in the average gross profit related to trading activities. The gross margin in the Company's oil recycling segment increased from 34.7% for the three months ended June 30, 1996, to 35.4%, for the three months ended June 30, 1997. This increase resulted from higher used oil and waste water collection revenue.

         Total operating expenses for the three months ended June 30, 1997 were $6,680,000, a decrease of $615,000, or 8.4%, as compared to the same period of the prior year. The decrease resulted primarily from a $1,276,000 lower provision for bad debts over the corresponding period during the prior year. In relation to revenue, total operating expenses decreased from 4.3% to 3.6%.

         The Company's income from operations for the three months ended June 30, 1997 was $4,394,000, an increase of $57,000, or 1.3%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                THREE MONTHS ENDED JUNE 30,
                                ---------------------------
                                   1997            1996
                                -----------    -----------

          Aviation Fueling      $ 3,174,000    $ 3,093,000
          Marine Fueling          1,023,000      1,018,000
          Oil Recycling           1,367,000      1,348,000
          Corporate Overhead     (1,170,000)    (1,122,000)
                                -----------    -----------

          Total Income from
            Operations          $ 4,394,000    $ 4,337,000
                                ===========    ===========

         The aviation fueling segment's income from operations was $3,174,000 for the three months ended June 30, 1997, an increase of $81,000, or 2.6%, as compared to the three months ended June 30, 1996. This resulted from a decrease in operating expenses, principally in the provision for bad debts, largely offset by a decrease in gross profit which resulted from a lower average gross profit per gallon sold. The Company's aviation fueling segment also earned $453,000 from its aviation joint venture during the three months ended June 30, 1997, as compared to $409,000 during the same period of the prior year. The results of the aviation joint venture are shown in Other income, net. The marine fueling segment earned $1,023,000 in income from operations for the three months ended June 30, 1997, relatively unchanged over the corresponding period of the prior year. The increased gross profit was largely offset by higher operating expenses. Income from operations of the oil recycling segment increased by $19,000, or 1.4%, for the three months ended June 30, 1997, as compared to the same period of the prior year. This improvement resulted from an increase in gross profit, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $1,170,000 for the three months ended June 30, 1997, an increase of $48,000, or 4.3%, as compared to the same period of the prior year.

         Other income increased $323,000 over the quarter a year ago, as a result of higher interest income from improved liquidity and interest earned on receivables. The Company's effective income tax rate for the three months ended June 30, 1997 was 25.6%, as compared to 34.4% for the same period of the prior year. The decrease is the result of an overall decline in foreign taxes.

         Net income for the three months ended June 30, 1997 was $3,803,000, an increase of $699,000, or 22.5%, as compared to net income of $3,104,000 for the three months ended June 30, 1996. Earnings per share of $0.46 for the three months ended June 30, 1997 exhibited a $0.08, or 21.1% increase over the $0.38 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $18,296,000 at June 30, 1997, as compared to $11,035,000 at March 31, 1997. The principal sources of cash and cash equivalents during the first three months of fiscal year 1998 were $8,811,000 provided by operating activities, partially offset by $1,366,000 for capital expenditures and $608,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 1997 was $50,599,000, exhibiting a $2,014,000 increase from working capital as of March 31, 1997. As of June 30, 1997, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $73,682,000, a decrease of $1,497,000, as compared to the March 31, 1997 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $1,508,000. The net decrease in trade credit of $3,005,000, was primarily attributable to the marine segment. The allowance for bad debts as of June 30, 1997 amounted to $4,410,000, an increase of $50,000 compared to the March 31, 1997 balance. During the first three months of fiscal year 1998, the Company charged $42,000 to the provision for bad debts and had recoveries in excess of charge-offs of $8,000.

         Inventories at June 30, 1997 were $1,122,000 lower when compared to March 31, 1997, related primarily to the aviation segment. Prepaid and other current assets as of June 30, 1997, were $4,135,000, exhibiting a decrease of $998,000 from the March 31, 1997 balance. The decrease was partially related to decreases in prepaid fuel and collections of notes receivable.

         Accrued salaries and wages decreased $ 1,322,000 during the first quarter of the 1998 fiscal year, resulting from the payment of sales and management performance bonuses accrued for the 1997 fiscal year. Income taxes payable at June 30, 1997 increased $1,398,000, when compared to March 31, 1997. This resulted from the accrual of the consolidated income tax provision for the first quarter of the 1998 fiscal year which is not currently payable, in accordance with U.S. and foreign tax laws.

         Capital expenditures for the first three months of fiscal year 1998, consisted primarily of $575,000 in office and computer equipment and $752,000 in plant, machinery and equipment related to the recycled oil segment. During the balance of fiscal year 1998, the Company anticipates spending approximately $1,500,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Stockholders' equity amounted to $78,454,000, or $9.68 per share at June 30, 1997, compared to $75,258,000, or $9.28 per share at March 31, 1997.
This increase of $3,196,000 was due to $3,803,000 in first quarter earnings, partially offset by the declaration of first quarter cash dividends of $607,000.

         The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 1998. The Company expects to meet its cash requirements for the balance of fiscal year 1998 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27  Financial Data Schedule (for SEC use only).

         (a) During the three months ended June 30, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DATE: JULY 31, 1997              WORLD FUEL SERVICES CORPORATION


                                                /s/ JERROLD BLAIR
                                                -------------------------
                                                   JERROLD BLAIR
                                                   PRESIDENT


                                                /s/ CARLOS A. ABAUNZA
                                                -------------------------
                                                   CARLOS A. ABAUNZA
                                                   CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT                                                  PAGE
-------                                                  ----

  27           Financial Data Schedule