Form 10-Q
period 1997-09-30
WORLD FUEL SERVICES CORP
filed 1997-10-31
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533


                         WORLD FUEL SERVICES CORPORATION
              ------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1997, the registrant had a total of 8,108,768 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 1997, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1998.


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                 SEPTEMBER 30, 1997   MARCH 31, 1997
                                                 ------------------   --------------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 15,194,000      $ 11,035,000
  Accounts receivable, net of allowance for
    bad debts of $4,431,000 and $4,360,000 at
    September 30 and March 31, 1997, respectively      80,371,000        70,819,000
  Inventories                                           5,487,000         6,449,000
  Prepaid expenses and other current assets             5,464,000         5,133,000
                                                     ------------      ------------

  Total current assets                                106,516,000        93,436,000
                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                    601,000           601,000
  Buildings and improvements                            3,102,000         2,998,000
  Office equipment and furniture                        4,233,000         3,331,000
  Plant, machinery and equipment                       17,210,000        16,310,000
  Construction in progress                                 33,000           135,000
                                                     ------------      ------------

                                                       25,179,000        23,375,000
  Less accumulated depreciation
    and amortization                                    8,009,000         7,094,000
                                                     ------------      ------------

                                                       17,170,000        16,281,000
                                                     ------------      ------------

OTHER ASSETS:
  Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                           11,604,000        11,785,000
  Other                                                 1,925,000         1,637,000
                                                     ------------      ------------

                                                     $137,215,000      $123,139,000
                                                     ============      ============


                                  (Continued)



                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30, 1997  MARCH 31, 1997
                                                 ------------------  --------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $  2,173,000      $  2,191,000
  Accounts payable and accrued expenses               43,617,000        37,950,000
  Customer deposits                                    1,831,000         2,241,000
  Accrued salaries and wages                           1,973,000         2,187,000
  Income taxes payable                                 2,234,000           282,000
                                                    ------------      ------------

    Total current liabilities                         51,828,000        44,851,000
                                                    ------------      ------------

LONG-TERM LIABILITIES;
  Long-term debt, net of current maturities              344,000           396,000
  Deferred compensation                                2,095,000         2,166,000
  Deferred income taxes                                  978,000           468,000
                                                    ------------      ------------

                                                       3,417,000         3,030,000
                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    100,000 shares authorized, none issued                  --                --
  Common stock, $0.01 par value;
    25,000,000 and 10,000,000 shares
    authorized at Septmeber 30 and
    March 31, 1997, respectively;
    12,163,000 shares issued and outstanding at
    September 30 and March 31, 1997 (see Note 2)         122,000           122,000
  Capital in excess of par value                      23,234,000        23,234,000
  Retained earnings                                   58,671,000        51,959,000
  Less treasury stock, at cost                            57,000            57,000
                                                    ------------      ------------

                                                      81,970,000        75,258,000
                                                    ------------      ------------

                                                    $137,215,000      $123,139,000
                                                    ============      ============

        The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            SIX MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------
                                                1997              1996
                                            ------------      ------------

Revenue                                     $392,099,000      $351,043,000

Cost of sales                                368,792,000       327,785,000
                                            ------------      ------------

  Gross profit                                23,307,000        23,258,000
                                            ------------      ------------

Operating expenses:
  Salaries and wages                           7,899,000         6,872,000
  Provision for bad debts                         14,000         2,534,000
  Other                                        5,829,000         5,585,000
                                            ------------      ------------

                                              13,742,000        14,991,000
                                            ------------      ------------

Income from operations                         9,565,000         8,267,000
                                            ------------      ------------

Other income, net:
  Equity in earnings of aviation
    joint venture                                536,000           880,000
  Other, net                                     593,000           198,000
                                            ------------      ------------

                                               1,129,000         1,078,000
                                            ------------      ------------

  Income before income taxes                  10,694,000         9,345,000

Provision for income taxes                     2,766,000         2,988,000
                                            ------------      ------------

Net income                                  $  7,928,000      $  6,357,000
                                            ============      ============


Net income per share                        $       0.64      $       0.52
                                            ============      ============

Weighted average shares outstanding           12,411,000        12,267,000
                                            ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                1997              1996
                                            ------------      ------------

Revenue                                     $205,792,000      $180,349,000

Cost of sales                                193,559,000       168,723,000
                                            ------------      ------------

  Gross profit                                12,233,000        11,626,000
                                            ------------      ------------

Operating expenses:
  Salaries and wages                           4,202,000         3,666,000
  Provision for bad debts                        (28,000)        1,216,000
  Other                                        2,888,000         2,814,000
                                            ------------      ------------

                                               7,062,000         7,696,000
                                            ------------      ------------

Income from operations                         5,171,000         3,930,000
                                            ------------      ------------

Other income, net:
  Equity in earnings of aviation
    joint venture                                 83,000           471,000
  Other, net                                     327,000           211,000
                                            ------------      ------------

                                                 410,000           682,000
                                            ------------      ------------

  Income before income taxes                   5,581,000         4,612,000

Provision for income taxes                     1,456,000         1,359,000
                                            ------------      ------------

Net income                                  $  4,125,000      $  3,253,000
                                            ============      ============


Net income per share                        $       0.33      $       0.27
                                            ============      ============

Weighted average shares outstanding           12,445,000        12,260,000
                                            ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                       1997            1996
                                                  -------------     ------------

Cash flows from operating activities:
   Net income                                       $ 7,928,000     $ 6,357,000
                                                    -----------     -----------

Adjustments to reconcile net income
  to net cash provided by operating activities -
    Depreciation and amortization                     1,200,000         923,000
    Provision for bad debts                              14,000       2,534,000
    Deferred income tax provision                       510,000         235,000
    Equity in earnings of aviation joint venture,
      net                                              (100,000)       (562,000)

    Changes in assets and liabilities:
      (Increase) decrease in -
      Accounts receivable                            (8,766,000)     (1,474,000)
      Inventories                                       962,000        (459,000)
      Prepaid expenses and other current assets      (1,259,000)     (4,025,000)
      Other assets                                     (746,000)        773,000

    Increase (decrease) in -
      Accounts payable and accrued expenses           5,667,000       1,102,000
      Customer deposits                                (410,000)       (118,000)
      Accrued salaries and wages                       (214,000)       (422,000)
      Income taxes payable                            1,952,000         430,000
      Deferred compensation                             (71,000)        (43,000)
                                                    -----------     -----------

      Total adjustments                              (1,261,000)     (1,106,000)
                                                    -----------     -----------

     Net cash provided by operating activities        6,667,000       5,251,000
                                                    -----------     -----------
Cash flows from investing activities:
  Additions to property, plant and equipment         (1,832,000)     (1,513,000)
  Repayments from (advances to) aviation
    joint venture                                       106,000        (288,000)
  Proceeds from notes receivable                        504,000         278,000
                                                    -----------     -----------

    Net cash used in investing activities           $(1,222,000)    $(1,523,000)
                                                    -----------     -----------


                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                             SIX MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------
                                                  1997             1996
                                             -------------     ------------

Cash flows from financing activities:
  Dividends paid on common stock              $ (1,216,000)    $ (1,005,000)
  Repayment of long-term debt                      (70,000)         (40,000)
  Proceeds from issuance of common stock              --             38,000
                                              ------------     ------------

    Net cash used in financing activities       (1,286,000)      (1,007,000)
                                              ------------     ------------

Net increase in cash and cash equivalents        4,159,000        2,721,000

Cash and cash equivalents, at beginning
  of period                                     11,035,000       12,856,000
                                              ------------     ------------
Cash and cash equivalents, at end of
  period                                      $ 15,194,000     $ 15,577,000
                                              ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                      $     27,000     $     50,000
                                              ============     ============

Income taxes                                  $    345,000     $  2,343,000
                                              ============     ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

     Cash dividends declared, but not yet paid, totaling $608,000 and $603,000 are included in accounts payable and accrued expenses as of September 30, 1997 and 1996, respectively.

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)     SIGNIFICANT ACCOUNTING POLICIES

        The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

(2)     SUBSEQUENT EVENTS

        Effective October 30, 1997, the Board of Directors approved a three-for-two stock split for all shares of common stock held by shareholders of record as of November 17, 1997. The shares will be distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effect of this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

         The Company's revenue for the six months ended September 30, 1997 was $392,099,000, an increase of $41,056,000, or 11.7%, as compared to revenue of $351,043,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:


                                   SIX MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------
                                        1997             1996
                                   -------------     ------------

                Aviation Fueling    $195,454,000    $178,485,000
                Marine Fueling       183,711,000     160,922,000
                Oil Recycling         12,934,000      11,636,000
                                    ------------    ------------

                Total Revenue       $392,099,000    $351,043,000
                                    ============    ============


         The aviation fueling segment contributed $195,454,000 in revenue for the six months ended September 30, 1997. This represented an increase in revenue of $16,969,000, or 9.5%, as compared to the same period of the prior year. The increase in revenue was due to a higher volume of gallons sold, partially offset by a decrease in the average price per gallon sold. The marine fueling segment contributed $183,711,000 in revenue for the six months ended September 30, 1997, an increase of $22,789,000, or 14.2%, over the corresponding period of the prior year. The increase in revenue was related primarily to increases in the volume and the average sales price of metric tons traded, partially offset by a decrease in the volume and the average commission earned on metric tons brokered. The oil recycling segment contributed $12,934,000 in revenue for the six months ended September 30, 1997, an increase of $1,298,000, or 11.2%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

         The Company's gross profit of $23,307,000 for the six months ended September 30, 1997 increased $49,000, or 0.2%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.6% for the six months ended September 30, 1996, to 5.9% for the six months ended September 30, 1997. The Company's aviation fueling business achieved a 5.5% gross margin for the six months ended September 30, 1997, as compared to 6.6% achieved for the same period during the prior year. This resulted from a decrease in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 4.5% gross margin for the six months ended September 30, 1997, relatively unchanged as compared to the same period of the prior year. The gross margin in the Company's oil recycling segment decreased from 34.7% for the six months ended September 30, 1996, to 32.5% for the six months ended September 30, 1997. This decrease resulted from a lower gross profit per gallon of recycled oil sold.

         Total operating expenses for the six months ended September 30, 1997 were $13,742,000, a decrease of $1,249,000, or 8.3%, as compared to the same period of the prior year. The decrease resulted from a $2,520,000 lower provision for bad debts over the corresponding period during the prior year, partially offset by higher salaries and wages related principally to staff additions and performance bonuses. In relation to revenue, total operating expenses decreased from 4.3% to 3.5%.

         The Company's income from operations for the six months ended September 30, 1997 was $9,565,000, an increase of $1,298,000, or 15.7%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                   SIX MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------
                                        1997            1996
                                   -------------     ------------

               Aviation Fueling      $ 6,868,000     $ 5,709,000
               Marine Fueling          2,557,000       2,212,000
               Oil Recycling           2,769,000       2,807,000
               Corporate Overhead     (2,629,000)     (2,461,000)
                                     -----------     -----------

               Total Income from
                 Operations          $ 9,565,000     $ 8,267,000
                                     ===========     ===========


         The aviation fueling segment's income from operations was $6,868,000 for the six months ended September 30, 1997, an increase of $1,159,000, or 20.3%, as compared to the six months ended September 30, 1996. This resulted from a decrease in operating expenses, principally in the provision for bad debts, partially offset by a decrease in gross profit. The marine fueling segment earned $2,557,000 in income from operations for the six months ended September 30, 1997, an increase of $345,000, or 15.6%, over the corresponding period of the prior year. This increase was due to a higher gross profit, partially offset by an increase in operating expenses. Income from operations of the oil recycling segment decreased by $38,000, or 1.4%, for the six months ended September 30, 1997, as compared to the same period of the prior year. Corporate overhead costs not charged to the business segments totaled $2,629,000 for the six months ended September 30, 1997, an increase of $168,000, or 6.8%, as compared to the same period of the prior year.

         Other income for the six months ended September 30, 1997 increased $51,000, or 4.7% over the corresponding period of the prior year, as a result of higher interest income from improved liquidity and interest earned on receivables, largely offset by lower equity in earnings from the Company's aviation joint venture. The Company's effective income tax rate for the six months ended September 30, 1997 was 25.9%, as compared to 32.0% for the same period of the prior year. This decrease is the result of an overall decline in foreign taxes.

         Net income for the six months ended September 30, 1997 was $7,928,000, an increase of $1,571,000, or 24.7%, as compared to net income of $6,357,000 for the six months ended September 30, 1996. Earnings per share of $0.64 for the six months ended September 30, 1997 exhibited a $0.12, or 23.1% increase over the $0.52 achieved during the same period of the prior year. Per share amounts reflect a three-for-two stock split declared October 30, 1997, with a record date of November 17, 1997.

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's revenue for the three months ended September 30, 1997 was $205,792,000, an increase of $25,443,000, or 14.1%, as compared to revenue of $180,349,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------
                                        1997             1996
                                   -------------     ------------

                Aviation Fueling    $ 99,337,000    $ 90,501,000
                Marine Fueling        99,429,000      83,790,000
                Oil Recycling          7,026,000       6,058,000
                                    ------------    ------------

                Total Revenue       $205,792,000    $180,349,000
                                    ============    ============


         The aviation fueling segment contributed $99,337,000 in revenue for the three months ended September 30, 1997. This represented an increase in revenue of $8,836,000, or 9.8%, as compared to the same period of the prior year. The increase in revenue was due to a higher volume of gallons sold, partially offset by a decrease in the average price per gallon sold. The marine fueling segment contributed $99,429,000 in revenue for the three months ended September 30, 1997, an increase of $15,639,000, or 18.7%, over the corresponding period of the prior year. The increase in revenue was related primarily to increases in the volume of metric tons traded and brokered and a higher average sales price per metric ton traded, partially offset by a decrease in the average commission earned per metric ton brokered. The oil recycling segment contributed $7,026,000 in revenue for the three months ended September 30, 1997, an increase of $968,000, or 16.0%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

         The Company's gross profit of $12,233,000 for the three months ended September 30, 1997, increased $607,000, or 5.2%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.4% for the three months ended September 30, 1996, to 5.9% for the three months ended September 30, 1997. The Company's aviation fueling business achieved a 5.7% gross margin for the three months ended September 30, 1997, as compared to 6.4% achieved for the same period during the prior year. This resulted from a decrease in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 4.5% gross margin for the three months ended September 30, 1997, unchanged as compared to the same period of the prior year. The gross margin in the Company's oil recycling segment decreased from 34.6% for the three months ended September 30, 1996, to 30.0%, for the three months ended September 30, 1997. This decrease resulted from a lower gross profit per gallon of recycled oil sold.

         Total operating expenses for the three months ended September 30, 1997 were $7,062,000, a decrease of $634,000, or 8.2%, as compared to the same period of the prior year. The decrease resulted from a $1,244,000 lower provision for bad debts over the corresponding period during the prior year, partially offset by higher salaries and wages. In relation to revenue, total operating expenses decreased from 4.3% to 3.4%.

         The Company's income from operations for the three months ended September 30, 1997 was $5,171,000, an increase of $1,241,000, or 31.6%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------
                                        1997            1996
                                   -------------     ------------

               Aviation Fueling      $ 3,694,000     $ 2,616,000
               Marine Fueling          1,534,000       1,194,000
               Oil Recycling           1,402,000       1,459,000
               Corporate Overhead     (1,459,000)     (1,339,000)
                                     -----------     -----------

               Total Income from
                 Operations          $ 5,171,000     $ 3,930,000
                                     ===========     ===========


         The aviation fueling segment's income from operations was $3,694,000 for the three months ended September 30, 1997, an increase of $1,078,000, or 41.2%, as compared to the three months ended September 30, 1996. This resulted from a decrease in operating expenses, principally in the provision for bad debts, partially offset by a decrease in gross profit which resulted from a lower average gross profit per gallon sold. The marine fueling segment earned $1,534,000 in income from operations for the three months ended September 30, 1997, an increase of $340,000, or 28.5%, over the corresponding period of the prior year. This increase is attributed to a higher gross profit, which was partially offset by higher operating expenses. Income from operations of the oil recycling segment decreased by $57,000, or 3.9%, for the three months ended September 30, 1997, as compared to the same period of the prior year. Corporate overhead costs not charged to the business segments totaled $1,459,000 for the three months ended September 30, 1997, an increase of $120,000, or 9.0%, as compared to the same period of the prior year.

         Other income decreased $272,000 over the same period a year ago, primarily as a result of lower earnings from the aviation joint venture. The Company's effective income tax rate for the three months ended September 30, 1997 was 26.1%, as compared to 29.5% for the same period of the prior year. The decrease is the result of an overall decline in foreign taxes.

         Net income for the three months ended September 30, 1997 was $4,125,000, an increase of $872,000, or 26.8%, as compared to net income of $3,253,000 for the three months ended September 30, 1996. Earnings per share of $0.33 for the three months ended September 30, 1997 exhibited a $0.06, or 22.2% increase over the $0.27 achieved during the same period of the prior year (per share amounts have been restated to reflect the stock split).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $15,194,000 at September 30, 1997, as compared to $11,035,000 at March 31, 1997. The principal sources of cash and cash equivalents during the first six months of fiscal year 1998 were $6,667,000 provided by operating activities, partially offset by $1,832,000 for capital expenditures and $1,216,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of September 30, 1997 was $54,688,000, exhibiting a $6,103,000 increase from working capital as of March 31, 1997. As of September 30, 1997, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $84,802,000, an increase of $9,623,000, as compared to the March 31, 1997 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $5,257,000. The net increase in trade credit of $4,366,000 was primarily attributable to the marine segment. The allowance for bad debts as of September 30, 1997 amounted to $4,431,000, an increase of $71,000 compared to the March 31, 1997 balance. During the first six months of fiscal year 1998, the Company charged $14,000 to the provision for bad debts and had recoveries in excess of charge-offs of $57,000. Inventories at September 30, 1997 were $962,000 lower when compared to March 31, 1997, related primarily to the aviation segment.

         Income taxes payable at September 30, 1997 increased $1,952,000, when compared to March 31, 1997. This increase resulted from foreign income taxes for the six months ended September 30, 1997, which are not currently payable, and U.S. tax overpayments as of March 31, 1997 applied to the current fiscal year taxes payable.

         Capital expenditures for the first six months of fiscal year 1998, consisted primarily of $898,000 in office and computer equipment and $906,000 in plant, machinery and equipment related to the recycled oil segment. During the balance of fiscal year 1998, the Company anticipates spending approximately $1,500,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Stockholders' equity amounted to $81,970,000, or $6.74 per share at September 30, 1997, compared to $75,258,000, or $6.19 per share at March 31, 1997. This increase of $6,712,000 was due to $7,928,000 in earnings for the six months ended September 30, 1997, reduced by $1,216,000 in declared dividends.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        Effective October 30, 1997, the Board of Directors approved a three-for-two stock split for all shares of common stock held by shareholders of record as of November 17, 1997. The shares will be distributed on December 1, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of stockholders was held on August 18, 1997.

        The matters voted on at the annual meeting were: to elect the Directors of the Company, to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10 million shares to 25 million shares, to increase the number of shares of Common Stock authorized under the 1993 Non-Employee Directors Stock Option Plan from 50,000 shares to 100,000 shares, and to adopt the Company's 1996 Employee Stock Option Plan. All of the Company's director nominees were elected and all proposals were adopted.

        ELECTION OF DIRECTORS


        NAME OF DIRECTOR             VOTES FOR    VOTES AGAINST
        ----------------             ---------    -------------

        1.   Ralph R. Weiser          6,201,594      484,391
        2.   Jerrold Blair            6,203,264      482,721
        3.   Ralph R. Feuerring       6,202,364      483,621
        4.   John R. Benbow           6,201,214      484,771
        5.   Phillip S. Bradley       6,201,914      484,071
        6.   Myles Klein              6,203,164      484,821
        7.   Michael J. Kasbar        6,203,264      482,721
        8.   Paul H. Stebbins         6,203,264      482,721
        9.   Luis R. Tinoco           6,202,114      483,871

        INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

        VOTES FOR             VOTES AGAINST        VOTES ABSTAINED
        ---------             -------------        ---------------
        5,615,879               1,027,419              42,685

        INCREASE IN NUMBER OF SHARES OF COMMON STOCK RESERVED
        UNDER THE 1993 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

        VOTES FOR          VOTES AGAINST         VOTES ABSTAINED
        ---------          -------------         ---------------
        5,103,723            144,908                  58,373

        ADOPTION OF THE 1996 EMPLOYEE STOCK OPTION PLAN

        VOTES FOR          VOTES AGAINST        VOTES ABSTAINED
        ---------          -------------        ---------------
        5,161,279             86,079                 59,645

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27    Financial Data Schedule.

        (a) During the three months ended September 30, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: OCTOBER 31, 1997             WORLD FUEL SERVICES CORPORATION




                                    /s/ JERROLD BLAIR
                                    -----------------
                                    JERROLD BLAIR
                                    PRESIDENT

                                    /s/ CARLOS A. ABAUNZA
                                    ---------------------
                                    CARLOS A. ABAUNZA
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)