Form 10-Q
period 1997-12-31
WORLD FUEL SERVICES CORP
filed 1998-01-29
CIK 789460

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 FLORIDA                                 59-2459427
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


        700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
                 MIAMI SPRINGS, FLORIDA                       33166
        ------------------------------------------          ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of December 31, 1997, the registrant had a total of 12,163,152 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended December 31, 1997, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1998.


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31, 1997      MARCH 31, 1997
                                                        -----------------      --------------
CURRENT ASSETS:
   Cash and cash equivalents                               $ 17,464,000        $ 11,035,000
   Accounts receivable, net of allowance for
    bad debts of $4,409,000 and $4,360,000 at
    at December 31 and March 31, 1997, respectively          81,007,000          70,819,000
   Inventories                                                8,126,000           6,449,000
   Prepaid expenses and other current assets                  6,662,000           5,133,000
                                                           ------------        ------------

    Total current assets                                    113,259,000          93,436,000
                                                           ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                         601,000             601,000
   Buildings and improvements                                 3,063,000           2,998,000
   Office equipment and furniture                             4,458,000           3,331,000
   Plant, machinery and equipment                            17,190,000          16,310,000
   Construction in progress                                     222,000             135,000
                                                           ------------        ------------

                                                             25,534,000          23,375,000
   Less accumulated depreciation
    and amortization                                          8,384,000           7,094,000
                                                           ------------        ------------

                                                             17,150,000          16,281,000
                                                           ------------        ------------
OTHER ASSETS:
   Unamortized cost in excess of net
    assets of acquired companies, net of
    accumulated amortization                                 11,514,000          11,785,000
   Other                                                      1,087,000           1,637,000
                                                           ------------        ------------

                                                           $143,010,000        $123,139,000
                                                           ============        ============

                                  (Continued)


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         DECEMBER 31, 1997     MARCH 31, 1997
                                                         -----------------     --------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                     $  2,162,000        $  2,191,000
   Accounts payable and accrued expenses                      45,641,000          37,950,000
   Customer deposits                                           1,931,000           2,241,000
   Accrued salaries and wages                                  2,395,000           2,187,000
   Income taxes payable                                        1,944,000             282,000
                                                            ------------        ------------

     Total current liabilities                                54,073,000          44,851,000
                                                            ------------        ------------

LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities                     329,000             396,000
   Deferred compensation                                       2,122,000           2,166,000
   Deferred income taxes                                         976,000             468,000
                                                            ------------        ------------

                                                               3,427,000           3,030,000
                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
    100,000 shares authorized, none issued                          -                   -
   Common stock, $0.01 par value;
    25,000,000 and 10,000,000 shares authorized
    at December 31 and March 31, 1997, respectively;
    12,163,000 shares issued and outstanding at
    December 31 and March 31, 1997 (See Note 2)                  122,000             122,000
   Capital in excess of par value                             23,234,000          23,234,000
   Retained earnings                                          62,211,000          51,959,000
   Less treasury stock, at cost                                   57,000              57,000
                                                            ------------        ------------

                                                              85,510,000          75,258,000
                                                            ------------        ------------

                                                            $143,010,000        $123,139,000
                                                            ============        ============


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                 NINE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                      1997            1996
                                                  ------------    ------------

Revenue                                           $600,978,000     $558,708,000

Cost of sales                                      565,216,000      523,734,000
                                                  ------------     ------------

   Gross profit                                     35,762,000       34,974,000
                                                  ------------     ------------

Operating expenses:
   Salaries and wages                               12,301,000       10,859,000
   Provision for bad debts                             217,000        3,636,000
   Other                                             9,075,000        8,238,000
                                                  ------------     ------------

                                                    21,593,000       22,733,000
                                                  ------------     ------------

   Income from operations                           14,169,000       12,241,000
                                                  ------------     ------------

Other income, net:
   Equity in earnings of aviation joint venture        860,000        1,436,000
   Other, net                                          842,000          237,000
                                                  ------------     ------------

                                                     1,702,000        1,673,000
                                                  ------------     ------------
    Income before income taxes                      15,871,000       13,914,000

Provision for income taxes                           3,795,000        4,162,000
                                                  ------------     ------------

Net income                                        $ 12,076,000     $  9,752,000
                                                  ============     ============



Basic earnings per share                          $       0.99     $       0.81
                                                  ============     ============

Weighted average shares outstanding                 12,163,000       12,062,000
                                                  ============     ============

Diluted earnings per share                        $       0.97     $       0.79
                                                  ============     ============

Diluted number of shares                            12,445,000       12,283,000
                                                  ============     ============

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------
                                                         1997              1996
                                                    -------------      ------------

Revenue                                              $208,879,000      $207,665,000

Cost of sales                                         196,424,000       195,949,000
                                                     ------------      ------------

   Gross profit                                        12,455,000        11,716,000
                                                     ------------      ------------

Operating expenses:
   Salaries and wages                                   4,402,000         3,987,000
   Provision for bad debts                                203,000         1,102,000
   Other                                                3,246,000         2,653,000
                                                     ------------      ------------

                                                        7,851,000         7,742,000
                                                     ------------      ------------

   Income from operations                               4,604,000         3,974,000
                                                     ------------      ------------

Other income, net:
   Equity in earnings of aviation joint venture           324,000           556,000
   Other, net                                             249,000            39,000
                                                     ------------      ------------

                                                          573,000           595,000
                                                     ------------      ------------

    Income before income taxes                          5,177,000         4,569,000

Provision for income taxes                              1,029,000         1,174,000
                                                     ------------      ------------

Net income                                           $  4,148,000      $  3,395,000
                                                     ============      ============


Basic earnings per share                             $       0.34      $       0.28
                                                     ============      ============

Weighted average shares outstanding                    12,163,000        12,064,000
                                                     ============      ============

Diluted earnings per share                           $       0.33      $       0.27
                                                     ============      ============

Diluted number of shares                               12,501,000        12,314,000
                                                     ============      ============

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).



                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1997                1996
                                                              ------------        ------------
Cash flows from operating activities:
   Net income                                                 $ 12,076,000        $  9,752,000
                                                              ------------        ------------

   Adjustments to reconcile net income
    to net cash provided by operating activities -
      Depreciation and amortization                              1,769,000           1,401,000
      Provision for bad debts                                      217,000           3,636,000
      Deferred income tax provision (benefit)                      508,000            (492,000)
      Equity in earnings of aviation joint venture, net           (424,000)           (416,000)

      Changes in assets and liabilities:
       (Increase) decrease in -
         Accounts receivable                                    (9,605,000)        (14,780,000)
         Inventories                                            (1,677,000)         (1,485,000)
         Prepaid expenses and other current assets              (1,919,000)         (3,545,000)
         Other assets                                               80,000             415,000

       Increase (decrease) in -
         Accounts payable and accrued expenses                   7,691,000           2,765,000
         Customer deposits                                        (310,000)          1,167,000
         Accrued salaries and wages                                208,000            (150,000)
         Income taxes payable                                    1,662,000           1,113,000
         Deferred compensation                                     (44,000)             94,000
                                                              ------------        ------------

         Total adjustments                                      (1,844,000)        (10,277,000)
                                                              ------------        ------------

    Net cash provided by (used in) operating activities         10,232,000            (525,000)
                                                              ------------        ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                   (2,279,000)         (2,099,000)
   Advances to aviation joint venture, net                        (259,000)               -
   Proceeds from notes receivable                                  655,000             380,000
                                                              ------------        ------------

      Net cash used in investing activities                   $ (1,883,000)       $ (1,719,000)
                                                              ------------        ------------

                                  (Continued)


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                               NINE MONTHS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                  1997                1996
                                                              ------------        -------------
Cash flows from financing activities:
   Dividends paid on common stock                             $ (1,824,000)       $ (1,608,000)
   Borrowings under revolving credit facility                         -              7,000,000
   Repayment of long-term debt                                     (96,000)            (52,000)
   Proceeds from issuance of common stock                             -                 38,000
                                                              ------------        ------------

    Net cash (used in) provided by financing activities         (1,920,000)          5,378,000
                                                              ------------        ------------

Net increase in cash and cash equivalents                        6,429,000           3,134,000

Cash and cash equivalents, at beginning of period               11,035,000          12,856,000
                                                              ------------        ------------


Cash and cash equivalents, at end of period                   $ 17,464,000        $ 15,990,000
                                                              ============        ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
    Interest                                                  $     87,000        $     52,000
                                                              ============        ============

    Income taxes                                              $  1,583,000        $  3,617,000
                                                              ============        ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

     Cash dividends declared, but not yet paid, totaling $608,000 and $603,000 are included in accounts payable and accrued expenses as of December 31, 1997 and 1996, respectively.


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

(2)  STOCKHOLDERS' EQUITY

     Effective October 30, 1997, the Board of Directors approved a three-for-two stock split for all shares of common stock held by shareholders of record as of November 17, 1997. The shares were distributed on December 1, 1997. The split has been retroactively reflected in the consolidated financial statements for all periods presented.

(3)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company adopted this standard as of December 31, 1997. As a result, the Company's reported comparative earnings per share for fiscal year 1997 were restated.

     Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were determined on the assumption that all potentially dilutive outstanding stock options were exercised applying the treasury stock method. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                                   FOR THE NINE       FOR THE THREE
                                   MONTHS ENDED       MONTHS ENDED
Per share amounts                DECEMBER 31, 1996   DECEMBER 31, 1996
                                 -----------------   -----------------

Primary EPS as reported               $   0.79            $   0.27
Effect of SFAS No. 128                    0.02                0.01
                                      --------            --------
Basic EPS as restated                 $   0.81            $   0.28
                                      ========            ========


Fully Diluted EPS                     $   0.79            $   0.27
Effect of SFAS No. 128                      -                   -
                                      --------            --------
Diluted EPS as restated               $   0.79            $   0.27
                                      ========            ========

(4)  SUBSEQUENT EVENT

     In January 1998, the Company purchased all of the outstanding stock of Baseops International, Inc. and its affiliates ("Baseops"). Baseops provides a sophisticated array of aviation services to a diversified clientele of corporate, government, and private aircraft worldwide. The acquisition of Baseops by the Company has been accounted for as a purchase. The aggregate purchase price of the acquisition was approximately $2,988,000. The Company paid approximately $898,000 in cash and 150,000 shares of the Company's common stock valued at $2,090,000 ($13.93 per share, or approximately 65% of the quoted market price) in the Company's restricted stock. The newly issued shares of the Company's common stock issued in connection with the acquisition were valued by the Company's Board of Directors. In accordance with the acquisition agreement, 75,000 shares are being held in escrow until the second anniversary of the closing date. The escrow shares are pledged to the Company to secure the seller's obligation to indemnify the Company pursuant to the acquisition agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996


     The Company's revenue for the nine months ended December 31, 1997 was $600,978,000, an increase of $42,270,000, or 7.6%, as compared to revenue of $558,708,000 for the corresponding period of the prior year. The Company's revenue during these periods was attributable to the following segments:


                          NINE MONTHS ENDED DECEMBER 31,
                              1997               1996
                         ------------        ------------
Aviation Fueling         $291,852,000        $276,228,000
Marine Fueling            289,367,000         264,887,000
Oil Recycling              19,759,000          17,593,000
                         ------------        ------------

Total Revenue            $600,978,000        $558,708,000
                         ============        ============


     The aviation fueling segment contributed $291,852,000 in revenue for the nine months ended December 31, 1997. This represented an increase in revenue of $15,624,000, or 5.7%, as compared to the same period of the prior year. The increase in revenue was due to a higher volume of gallons sold, partially offset by a decrease in the average price per gallon sold. The marine fueling segment contributed $289,367,000 in revenue for the nine months ended December 31, 1997, an increase of $24,480,000, or 9.2%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons traded, partially offset by a decrease in the average sales price of metric tons traded. The oil recycling segment contributed $19,759,000 in revenue for the nine months ended December 31, 1997, an increase of $2,166,000, or 12.3%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

     The Company's gross profit of $35,762,000 for the nine months ended December 31, 1997 increased $788,000, or 2.3%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.3% for the nine months ended December 31, 1996, to 6.0% for the nine months ended December 31, 1997. The Company's aviation fueling business achieved a 5.6% gross margin for the nine months ended December 31, 1997, as compared to 6.3% achieved for the same period during the prior year. This resulted from a decrease in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 4.6% gross margin for the nine months ended December 31, 1997, as compared to a 4.3% gross margin for the corresponding period of the prior year. This resulted from an increase in the average gross margin per metric ton traded. The gross margin in the Company's oil recycling segment decreased from 34.8% for the nine months ended December 31, 1996, to 30.3% for the nine months ended December 31, 1997. This decrease resulted from a lower gross profit per gallon of recycled oil sold.

         Total operating expenses for the nine months ended December 31, 1997 were $21,593,000, a decrease of $1,140,000, or 5.0%, as compared to the same period of the prior year. The decrease resulted from a $3,419,000 lower provision for bad debts over the corresponding period during the prior year, partially offset by higher salaries and wages related principally to staff additions and performance bonuses, and higher operating expenses in the marine segment related to business expansion. In relation to revenue, total operating expenses decreased from 4.1% to 3.6%.

     The Company's income from operations for the nine months ended December 31, 1997 was $14,169,000, an increase of $1,928,000, or 15.8%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                              NINE MONTHS ENDED DECEMBER 31,
                               1997                  1996
                           ------------          ------------
Aviation Fueling           $ 10,023,000          $  8,146,000
Marine Fueling                4,359,000             3,558,000
Oil Recycling                 3,773,000             4,159,000
Corporate Overhead           (3,986,000)           (3,622,000)
                           ------------          ------------

Total Income from
  Operations               $ 14,169,000          $ 12,241,000
                           ============          ============


     The aviation fueling segment's income from operations was $10,023,000 for the nine months ended December 31, 1997, an increase of $1,877,000, or 23.0%, as compared to the nine months ended December 31, 1996. This resulted from a higher volume of gallons sold and a decrease in operating expenses, principally in the provision for bad debts, partially offset by a decrease in average gross profit per gallon sold. The marine fueling segment earned $4,359,000 in income from operations for the nine months ended December 31, 1997, an increase of $801,000, or 22.5%, over the corresponding period of the prior year. This increase was due to a higher volume and average gross profit per metric ton sold, partially offset by an increase in operating expenses. Income from operations of the oil recycling segment was $3,773,000 for the nine months ended December 31, 1997, a decrease of $386,000, or 9.3%, as compared to the nine months ended December 31, 1996. The decrease is primarily the result of lower oil prices, which caused a decrease in gross profit per recycled gallon sold. Corporate overhead costs not charged to the business segments totaled $3,986,000 for the nine months ended December 31, 1997, an increase of $364,000, or 10.0%, as compared to the same period of the prior year.

     Other income for the nine months ended December 31, 1997 increased $29,000, or 1.7% over the corresponding period of the prior year, as a result of higher interest income from improved liquidity and interest earned on receivables, largely offset by lower equity in earnings from the Company's aviation joint venture. The Company's effective income tax rate for the nine months ended December 31, 1997 was 23.9%, as compared to 29.9% for the same period of the prior year. This decrease is primarily the result of an overall decline in foreign taxes.

     Net income for the nine months ended December 31, 1997 was $12,076,000, an increase of $2,324,000, or 23.8%, as compared to net income of $9,752,000 for the nine months ended December 31, 1996. Basic earnings per share of $0.99 for the nine months ended December 31, 1997 exhibited a $0.18, or 22.2% increase over the $0.81 achieved during the same period of the prior year. Per share amounts reflect a three-for-two stock split declared October 30, 1997, with a record date of November 17, 1997, and the implementation of FASB No. 128.

THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

     The Company's revenue for the three months ended December 31, 1997 was $208,879,000, an increase of $1,214,000, or 0.6%, as compared to revenue of $207,665,000 for the corresponding period of the prior year. Revenue in all three business segments was adversely impacted by lower world oil prices. The Company's revenue during the periods presented was attributable to the following segments:


                         THREE MONTHS ENDED DECEMBER 31,
                              1997               1996
                         ------------       ------------
Aviation Fueling         $ 96,398,000       $ 97,743,000
Marine Fueling            105,656,000        103,965,000
Oil Recycling               6,825,000          5,957,000
                         ------------       ------------

Total Revenue            $208,879,000       $207,665,000
                         ============       ============


     The aviation fueling segment contributed $96,398,000 in revenue for the three months ended December 31, 1997. This represented a decrease in revenue of $1,345,000, or 1.4%, as compared to the same period of the prior year. The decrease in revenue was due to a decrease in the average price per gallon sold, largely offset by a higher volume of gallons sold. The marine fueling segment contributed $105,656,000 in revenue for the three months ended December 31, 1997, an increase of $1,691,000, or 1.6%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons traded, partially offset by a decrease in the average sales price of metric tons traded. The oil recycling segment contributed $6,825,000 in revenue for the three months ended December 31, 1997, an increase of $868,000, or 14.6%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

     The Company's gross profit of $12,455,000 for the three months ended December 31, 1997, increased $739,000, or 6.3%, as compared to the same period of the prior year. The Company's gross margin increased from 5.6% for the three months ended December 31, 1996, to 6.0% for the three months ended December 31, 1997. The Company's aviation fueling business achieved a 5.8% gross margin for the three months ended December 31, 1997, a slight increase compared to 5.7% achieved for the same period during the prior year. The Company's marine fueling segment achieved a 4.8% gross margin for the three months ended December 31, 1997, compared to a gross margin of 3.9% for the same period of the prior year. This was due to an increase in the average gross margin per metric ton traded. The gross margin in the Company's oil recycling segment decreased from 35.1% for the three months ended December 31, 1996, to 26.0% for the three months ended December 31, 1997. This decrease resulted from a lower gross profit per gallon of recycled oil sold.

     Total operating expenses for the three months ended December 31, 1997 were $7,851,000, an increase of $109,000, or 1.4%, as compared to the same period of the prior year. The increase resulted from higher salaries and wages related principally to staff additions and performance bonuses, and higher operating expenses in the marine segment related to business expansion, largely offset by a $899,000 lower provision for bad debts over the corresponding period during the prior year. In relation to revenue, total operating expenses increased from 3.7% to 3.8%.

     The Company's income from operations for the three months ended December 31, 1997 was $4,604,000, an increase of $630,000, or 15.9%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                            THREE MONTHS ENDED DECEMBER 31,
                               1997              1996
                            ------------      -------------
Aviation Fueling            $ 3,155,000       $ 2,437,000
Marine Fueling                1,802,000         1,346,000
Oil Recycling                 1,004,000         1,352,000
Corporate Overhead           (1,357,000)       (1,161,000)
                            -----------       -----------

Total Income from
  Operations                $ 4,604,000       $ 3,974,000
                            ===========       ===========


     The aviation fueling segment's income from operations was $3,155,000 for the three months ended December 31, 1997, an increase of $718,000, or 29.5%, as compared to the three months ended December 31, 1996. This resulted from a higher volume of gallons sold and a decrease in operating expenses, principally in the provision for bad debts. The marine fueling segment earned $1,802,000 in income from operations for the three months ended December 31, 1997, an increase of $456,000, or 33.9%, over the corresponding period of the prior year. This increase is attributed to a higher gross profit, which was partially offset by higher operating expenses. Income from operations of the oil recycling segment decreased by $348,000, or 25.7%, for the three months ended December 31, 1997, as compared to the same period of the prior year. This related primarily to a decrease in gross profit per recycled gallon sold. Corporate overhead costs not charged to the business segments totaled $1,357,000 for the three months ended December 31, 1997, an increase of $196,000, or 16.9%, as compared to the same period of the prior year.

     Other income decreased $22,000, or 3.7% over the same period a year ago, primarily as a result of lower earnings from the aviation joint venture, largely offset by higher interest income due to improved liquidity. The Company's effective income tax rate for the three months ended December 31, 1997 was 19.9%, as compared to 25.7% for the same period of the prior year. The decrease is primarily the result of an overall decline in foreign taxes.

     Net income for the three months ended December 31, 1997 was $4,148,000, an increase of $753,000, or 22.2%, as compared to net income of $3,395,000 for the three months ended December 31, 1996. Basic earnings per share of $0.34 for the three months ended December 31, 1997 exhibited a $0.06, or 21.4% increase over the $0.28 achieved during the same period of the prior year. Per share amounts have been restated to reflect the stock split and the implementation of FASB No. 128.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents amounted to $17,464,000 at December 31, 1997, as compared to $11,035,000 at March 31, 1997. The principal sources of cash and cash equivalents during the nine months of fiscal 1998 were $10,232,000 provided by operating activities, partially offset by $2,279,000 for capital expenditures and $1,824,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

     Working capital as of December 31, 1997 was $59,186,000, exhibiting a $10,601,000 increase from working capital as of March 31, 1997. As of December 31, 1997, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $85,416,000, an increase of $10,237,000, as compared to the March 31, 1997 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $7,381,000. The net increase in trade credit of $2,856,000 was primarily attributable to the marine segment. The allowance for bad debts as of December 31, 1997 amounted to $4,409,000, an increase of $49,000 compared to the March 31, 1997 balance. During the nine months of fiscal year 1998, the Company charged $217,000 to the provision for bad debts and had charge-offs in excess of recoveries of $168,000. As of December 31, 1997, the Company's Inventory and Prepaid Expenses and Other Current Assets increased by $1,677,000 and $1,529,000, respectively, when compared to March 31, 1997. These increases were related to the marine business and the reclassification of a note receivable from other assets to current assets.

     Income taxes payable at December 31, 1997 increased $1,662,000, when compared to March 31, 1997. This increase resulted from foreign income taxes for the nine months ended December 31, 1997, which are payable in future periods, and U.S. tax overpayments as of March 31, 1997 applied to the current fiscal year taxes payable.

     Capital expenditures, which amounted to $2,294,000 for the nine months ended December 31, 1997, consisted primarily of $1,099,000 in office and computer equipment and $910,000 in plant, machinery and equipment related to the recycled oil segment. During the balance of fiscal year 1998, the Company anticipates spending approximately $1,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

     Stockholders' equity amounted to $85,510,000, or $7.03 per share at December 31, 1997, compared to $75,258,000, or $6.19 per share at March 31, 1997. This increase of $10,252,000 was due to $12,076,000 in earnings for the nine months ended December 31, 1997, reduced by $1,824,000 in declared dividends.

     The Company's working capital requirements are not expected to vary substantially for the balance of fiscal 1998. The Company expects to meet its cash requirements for the balance of fiscal 1998 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         Effective October 30, 1997, the Board of Directors approved a three-for-two stock split for all shares of common stock held by shareholders of record as of November 17, 1997. The shares were distributed on December 1, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27  Financial Data Schedule.

         (a) During the three months ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DATE: JANUARY 29, 1998          WORLD FUEL SERVICES CORPORATION




                                              /s/ JERROLD BLAIR
                                              ----------------------
                                              JERROLD BLAIR
                                              PRESIDENT



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