Form 10-K
period 1998-03-31
WORLD FUEL SERVICES CORP
filed 1998-05-28
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                           59-2459427
       -------------------------------     ------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

       700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
             MIAMI SPRINGS, FLORIDA                          33166
       ------------------------------------------          ---------
       (Address of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, including area code: (305) 884-2001

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS:            ON WHICH REGISTERED:
         -------------------------       -----------------------
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

       The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $223,195,000 (computed by reference to the closing sale price as of May 22, 1998).

       The registrant had 12,486,411 outstanding shares of common stock, par value $.01 per share, as of May 22, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Part III - Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
ITEM 1.   Business
          ---------------------------------------------------------------
           General                                                         1
           History                                                         1
           Description of Business                                         2
               Aviation Fuel Services                                      2
               Marine Fuel Services                                        3
               Oil Recycling                                               4
               Potential Liability and Insurance                           4
               Regulation                                                  5

ITEM 2.   Properties                                                       8
          ---------------------------------------------------------------

ITEM 3.   Legal Proceedings                                                11
          ---------------------------------------------------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders              11
          ---------------------------------------------------------------

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              12
          ---------------------------------------------------------------

ITEM 6.   Selected Financial Data                                          13
          ---------------------------------------------------------------

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            14
          ---------------------------------------------------------------

ITEM 8.   Financial Statements and Supplementary Data                      20
          ---------------------------------------------------------------

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             20
          ---------------------------------------------------------------

ITEM 10.  Directors and Executive Officers of the Registrant               21
          ---------------------------------------------------------------

ITEM 11.  Executive Compensation                                           21
          ---------------------------------------------------------------

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       21
          ---------------------------------------------------------------

ITEM 13.  Certain Relationships and Related Transactions                   21
          ---------------------------------------------------------------

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         22
          ---------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

World Fuel Services Corporation (the "Company") markets aviation and marine fuel services, and recycles used oil. In its aviation fuel services business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, and competitively-priced aviation fuel and flight plans, weather reports, and other aviation related services to passenger, cargo and charter airlines, as well as corporate customers. In its marine fuel services business, the Company markets marine fuel and fuel management services to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service and competitively priced fuel. In its oil recycling business, the Company collects and recycles non-hazardous petroleum products and petroleum contaminated liquids throughout the southern and mid-atlantic United States. The Company sells the recycled oil to industrial and commercial customers.

Financial information with respect to the Company's business segments and foreign operations is provided in Note 7 to the accompanying financial statements.

HISTORY

The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fuel services business through ten subsidiaries and a joint venture, with principal offices in Florida, Texas, England, Singapore, Mexico, Ecuador and Costa Rica. The Company conducts its marine fuel services business through six subsidiaries with principal offices in New Jersey, California, Washington, England, Costa Rica, South Korea and Singapore, and its oil recycling business is conducted through five subsidiaries with offices in Florida, Louisiana, Maryland and Delaware. See "Item 2 - Properties" for a list of principal offices by business segment and "Exhibit 21
- Subsidiaries of the Registrant".

The Company began operations in 1984 as a used oil recycler in the southeast United States. The Company expanded this business through acquisitions, the development of new processing technology and the establishment of new offices. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in the state of Florida, to an international sales company covering airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

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

DESCRIPTION OF BUSINESS

     AVIATION FUEL SERVICES

The Company markets aviation fuel and services to passenger, cargo and charter airlines, as well as corporate customers. The Company has developed an extensive network which enables it to provide fuel and aviation related services to customers at airports throughout the world. The aviation services offered by the Company include flight plans, weather reports, ground handling, and obtaining flight permits.

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

Outside of the United States, the Company does not maintain fuel inventory and arranges to have the fuel delivered directly into the customer's aircraft. In the United States, sales are made directly into a customer's aircraft or the customer's designated storage with fuel provided by the Company's suppliers or delivered from the Company's inventory. Inventory is held at multiple locations in the United States for competitive reasons and inventory levels are kept at an operating minimum. The Company has arrangements with its suppliers and other third parties for the delivery of fuel.

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

During the fiscal years ended March 31, 1998, 1997 and 1996, none of the Company's aviation fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 128 persons in its aviation fuel services segment.

     MARINE FUEL SERVICES

The Company, through its Trans-Tec Services subsidiaries, markets marine fuel and services related to the marine business to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fuel and related services are provided throughout the world.

Through strategic sales offices located in the United States, Singapore, England, Denmark, South Africa, South Korea and Costa Rica, Trans-Tec Services provides its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

As an increasing number of ship owners, time charter operators, and suppliers look to outsource their marine fuel purchasing and/or marketing needs, Trans-Tec Services' value added service has become an integral part of the oil and transportation industries' push to shed non-core functions. Suppliers use Trans-Tec Services' global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use Trans-Tec Services' real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

Trans-Tec Services acts as a broker and as a source of market information for the end user, negotiates the transaction by arranging the fuel purchase contract between the supplier and end user, and expedites the arrangements for the delivery of fuel. For this service, Trans-Tec Services is paid a commission from the supplier. Trans-Tec Services also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit. The Company holds inventory in its offshore fueling operations and assumes minimal price risk; however, in most resale transactions the Company extends unsecured trade credit.

The Company's management meets regularly to evaluate credit exposure in the aggregate and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio. The level of credit is largely influenced by a customer's credit history with the Company, including claims experience and payment patterns.

During the fiscal years ended March 31, 1998, 1997 and 1996, none of the Company's marine fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 72 persons in its marine fuel services segment.

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

IPC collects only non-hazardous waste oil, waste water, anti-freeze and petroleum contaminated liquids from generators such as service stations, quick lube shops, automobile dealerships, and industrial, governmental, marine, and utility generators. The Company uses its own fleet of trucks to collect approximately 60 percent of its needs from generators within close proximity to its facilities. The balance is sourced from independent collectors. Every shipment is analyzed at the collection site or at the Company's laboratories to determine its specifications and the treatment needed to convert the waste fluid into marketable fuel products.

The Company has three recycling facilities. The facilities located in Plant City, Florida and Wilmington, Delaware utilize a closed-loop, two stage distillation process. The Company's third recycling facility, located in New Orleans, Louisiana, utilizes a batch recycling process. The Company also has collection and transfer facilities in Baltimore, Maryland, Jacksonville, Florida, and Trenton, New Jersey. The resulting recycled oil product is sold as is, or it may be blended to customer specification. The Company's products range from commercial diesel fuel to #6 grade residual oil.

The used oil industry is highly fragmented and consists primarily of small scale operators that collect and resell used oil, many of which lack the necessary facilities to adequately test and recycle the oil. However, the industry also includes a few large-scale operators that have the facilities to collect, re-refine, and market lubricating products.

During the fiscal years ended March 31, 1998, 1997 and 1996, none of the Company's recycled fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 164 persons in the oil recycling segment.

     POTENTIAL LIABILITY AND INSURANCE

The Company, through the use of subcontractors and its own operations, transports, stores or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators and others who may be injured. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events. The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal and state statutes, common law and indemnification agreements. The

Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

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

THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA") established a comprehensive regulatory framework for the management of hazardous waste at active facilities, complementing the Superfund program which addresses inactive and abandoned waste sites. RCRA sets up a "cradle-to-grave" system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires new and existing facilities to obtain permits for construction, operation and closure and requires 30 years of post-closure care and monitoring. RCRA was amended in 1984 to increase the scope of RCRA regulation of small quantity waste generators and waste oil handlers and recyclers; require corrective action at hazardous waste facilities (including remediation at certain previously closed solid waste management units); phase in restrictions on disposal of hazardous waste; and require the identification and regulation of underground storage tanks containing petroleum and certain chemicals.

On November 29, 1985, the Environmental Protection Agency ("EPA") issued final regulations under RCRA which restrict the burning of waste oil. These regulations prohibit burning waste oil in non-industrial boilers unless the oil meets certain standards for levels of lead, arsenic, chromium, chlorine, cadmium, and flashpoint. The regulations do not restrict the burning of waste oil in industrial boilers and furnaces. These regulations have not had a significant impact on the Company's business because the Company does not presently sell recycled fuel to non-industrial burners. Industrial burners of recycled oil, however, must comply with certain notification and administrative procedures.

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

THE OIL POLLUTION ACT OF 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. The Act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

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

ITEM 2.  PROPERTIES

The following pages set forth by segment and subsidiary the principal properties owned or leased by the Company as of May 15, 1998. The Company considers its properties and facilities to be suitable and adequate for its present needs.

                WORLD FUEL SERVICES CORPORATION AND SUSIDIARIES
                                   PROPERTIES

OWNER/LESSEE AND LOCATION                     PRINCIPAL USE                 OWNED OR LEASED
-------------------------                     -------------                 ---------------
CORPORATE
World Fuel Services Corporation               Executive offices             Leased to December 2002
700 S. Royal Poinciana Blvd., Suite 800
Miami Springs, FL 33166

AVIATION FUELING
World Fuel Services of FL                     Administrative, operations    Leased to December 2002
700 S. Royal Poinciana Blvd., Suite 800       and sales offices
Miami Springs, FL 33166

World Fuel Services, Inc.                     Administrative, operations    Leased to December 2002
   700 S. Royal Poinciana Blvd., Suite 800    and sales offices
   Miami Springs, FL 33166

   333 Cypress Run #200                       Administrative, operations    Leased to February 2006
   Houston, Texas 77094                       and sales offices

   4995 East Anderson Avenue                  Administrative, operations    Leased month-to-month
   Fresno, CA 93727                           and sales offices

World Fuel International S.A.                 Administrative, operations    Leased to April 1999
Petroservicios de Costa Rica S.A.             and sales offices
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

World Fuel Services Ltd.                      Administrative, operations    Leased to December 2002
Baseops Europe Ltd.                           and sales offices
AirData Limited
Kingfisher House, Northwood Park
Gatwick Rd.
Crawley, West Sussex, RH10 2XN
United Kingdom

World Fuel Services (Singapore) Pte., Ltd.    Administrative, operations    Leased to June 2000
101 Thomson Road #09-03A, United Square       and sales offices
Singapore 307591

PetroServicios de Mexico S.A. de C.V.         Administrative operations     Leased to March 1999
Servicios Auxiliares de Mexico S.A. de C.V.   and sales offices
Avenida Fuerza Aerea Mexicana No. 465
Colonia Federal
15700 Mexico, D.F.

Baseops International, Inc.                   Administrative, operations    Leased to February 2006
333 Cypress Run #200                          and sales offices
Houston, Texas 77094

                WORLD FUEL SERVICES CORPORATION AND SUSIDIARIES
                                   PROPERTIES

OWNER/LESSEE AND LOCATION                     PRINCIPAL USE                 OWNED OR LEASED
-------------------------                     -------------                 ---------------
MARINE FUELING
Trans-Tec Services, Inc.
   Glenpointe Center West                     Administrative, operations    Leased to May 2002
   500 Frank W. Burr Blvd.                    and sales offices
   Teaneck, NJ 07666

   60 East Sir Francis Drake, No. 301         Administrative, operations    Leased to December 1999
   Larkspur, CA 94939                         and sales offices

   2nd Floor Kipun Building                   Administrative, operations    Leased to December 1998
   200 Naeja-Dong                             and sales offices
   Chongru-Ku
   Seoul, South Korea

   Seagram House, 2nd Floor                   Administrative, operations    Leased to September 1998
   71 Dock Road, Waterfront                   and sales offices
   Capetown, South Africa 8001

Trans-Tec Services (UK) Ltd.
   Millbank Tower, 21/24 Millbank             Administrative, operations    Leased to November 2002
   London SW1P 4QP United Kingdom             and sales offices

   Gammelbyved 2                              Administrative, operations    Leased month-to-month
   Karise, Denmark 4653                       and sales offices

Trans-Tec International S.A.                  Administrative, operations    Leased to April 1999
Casa Petro S.A.                               and sales offices
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

Pacific Horizon Petroleum Services, Inc.      Administrative, operations    Leased to July 2000
2025 First Ave., Suite 1110                   and sales offices
Seattle, WA 98121

Trans-Tec Services (Signapore) PTE., LTD.     Administrative, operations    Leased to June 2000
101 Thomson Road #09-03A, United Square       and sales offices
Singapore 307591

OIL RECYCLING
International Petroleum Corporation           Storage tanks, recycling      Leased to August 2001
105 South Alexander Street                    plant, laboratory and
Plant City, FL 33566                          administrative offices

International Petroleum Corp. of Delaware     Storage tanks, recycling      Owned
505 South Market Street                       plant, laboratory and
Wilmington, DE 19801                          administrative offices

International Petroleum Corp. of LA           Storage tanks, recycling      Partially owned;
14890 Intercoastal Drive                      plant, laboratory and         Partially leased to August 2001
New Orleans, LA 70129                         administrative offices

International Petroleum Corp. of Maryland     Collection and transfer       Owned
6305 East Lombard Street                      facility and administrative
Baltimore, MD 21224                           offices

ITEM 3.     LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 1998 and 1997, the sale prices of the Company's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock declared during the periods indicated. The amounts shown have been restated to reflect a 3-for-2 stock split of the Company's common stock which was effective November 17, 1997. See Note 4 to the financial statements included as part of this report.

                                                                       CASH
                                                 PRICE               DIVIDENDS
                                       -------------------------       PER
                                          HIGH            LOW         SHARE
                                       ---------       ---------    ---------
Year ended March 31, 1998
  First quarter                        $14 13/16       $11  3/16      $0.05
  Second quarter                        16  7/8         13  7/16       0.05
  Third quarter                         21              15 11/16       0.05
  Fourth quarter                        23  9/16        18 13/16       0.05

Year ended March 31, 1997
  First quarter                        $13  1/16       $11  1/16      $0.05
  Second quarter                        12  7/16        10  7/16       0.05
  Third quarter                         15              10 11/16       0.05
  Fourth quarter                        15  1/16        11  3/4        0.05

As of May 12, 1998, there were 359 shareholders of record of the Company's common stock. On March 19, 1998 the Company's Board of Directors approved the following cash dividend schedule for the 1999 fiscal year:

DECLARATION DATE     PER SHARE      RECORD DATE             PAYMENT DATE
----------------     ---------      -----------             ------------

June 4, 1998         $0.05          June 19, 1998           July 7, 1998
September 3, 1998    $0.05          September 18, 1998      October 7, 1998
December 3, 1998     $0.05          December 18, 1998       January 8, 1999
March 4, 1999        $0.05          March 19, 1999          April 7, 1999

The Company's loan agreement with NationsBank restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. The Company's payment of the above dividends is in compliance with the NationsBank loan agreement.

In January 1998, the Company issued 150,000 shares of its Common Stock in connection with the acquisition of Baseops. During the fourth quarter of fiscal year 1998, the Company issued 70,386 shares of its Common Stock in connection with the exercise of certain employee incentive stock options. Each of the aforementioned issuances of Common Stock were made without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by section 4(2) of the Securities Act.

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

                             SELECTED FINANCIAL DATA

                                                     FISCAL YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                     ---------   ---------   ---------   ---------   ---------
                                          (In thousands, except earnings per share data)
CONSOLIDATED INCOME STATEMENT DATA
Revenue                              $ 801,763   $ 772,618   $ 642,299   $ 361,891   $ 250,527

Cost of Sales                          751,368     725,991     601,930     334,134     223,576
                                     ---------   ---------   ---------   ---------   ---------

      Gross profit                      50,395      46,627      40,369      27,757      26,951

Operating Expenses                      31,868      31,001      25,423      16,508      17,181
                                     ---------   ---------   ---------   ---------   ---------

      Income from operations            18,527      15,626      14,946      11,249       9,770

Other income (expense), net              2,219       2,243       1,875       1,774      (1,333)
                                     ---------   ---------   ---------   ---------   ---------

      Income before income taxes        20,746      17,869      16,821      13,023       8,437

Provision for income taxes               4,893       4,604       5,876       4,935       3,242
                                     ---------   ---------   ---------   ---------   ---------

        Net income                   $  15,853   $  13,265   $  10,945   $   8,088   $   5,195
                                     =========   =========   =========   =========   =========

Basic earnings per common share      $    1.30   $    1.10   $    0.92   $    0.74   $    0.49
                                     =========   =========   =========   =========   =========

Weighted average shares                 12,230      12,068      11,945      10,957      10,582
                                     =========   =========   =========   =========   =========

Diluted earnings per common share    $    1.27   $    1.08   $    0.90   $    0.73   $    0.49
                                     =========   =========   =========   =========   =========

Weighted average shares - diluted       12,528      12,295      12,150      11,038      10,652
                                     =========   =========   =========   =========   =========

                                   (Continued)

                             SELECTED FINANCIAL DATA
                                   (Continued)

                                                    AS OF MARCH 31,
                                  ----------------------------------------------------
                                    1998       1997       1996       1995       1994
                                  --------   --------   --------   --------   --------
                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Current assets                    $107,548   $ 93,436   $ 83,252   $ 58,006   $ 33,682
Total assets                       143,259    123,139    111,974     89,536     53,687
Current liabilities                 47,447     44,851     43,706     30,486     13,141
Long-term liabilities                3,901      3,030      4,518      6,984        575
Stockholders' equity                91,911     75,258     63,750     52,066     39,971

NOTES TO SELECTED FINANCIAL DATA

   The Company declared and paid cash dividends beginning in fiscal year 1995. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

   Effective January 1, 1995, the Company acquired the Trans-Tec group of companies. The acquisition was accounted for under the purchase method. Accordingly, the selected financial information for the year ended March 31, 1995, includes the results of the Trans-Tec group since January 1, 1995.

   In June 1995, the Board of Directors approved a 3-for-2-stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. In October 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of these splits.

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted this standard as of December 31, 1997. Earnings per share information for all prior periods presented have been restated to conform to the requirements of SFAS 128.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Profit from the Company's aviation fuel services business is directly related to the volume and the margins achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts. Profit from the Company's marine fuel services business is determined primarily by the volume of brokering business generated and by the volume and margins achieved on trade sales, as well as the extent to which the Company is required to provision for potential bad debts. The Company's profit from oil recycling is principally determined by the volume and margins of recycled oil sales and used oil collection revenue.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1997

The Company's revenue for the fiscal year ended March 31, 1998 was $801,763,000, an increase of $29,145,000, or 3.8%, as compared to revenue of $772,618,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------

Aviation Fueling                                  $383,010,000   $381,236,000
Marine Fueling                                     393,607,000    368,470,000
Oil Recycling                                       25,146,000     22,912,000
                                                  ------------   ------------

Total Revenue                                     $801,763,000   $772,618,000
                                                  ============   ============

The aviation fueling segment contributed $383,010,000 in revenue for the fiscal year ended March 31, 1998. This represented an increase in revenue of $1,774,000, or 0.5%, as compared to the prior fiscal year. The increase in revenue was due to a higher volume of gallons sold, largely offset by a decrease in the average price per gallon sold, which resulted primarily from a decrease in the world market price of fuels. The marine fueling segment contributed $393,607,000 in revenue for the fiscal year ended March 31, 1998, an increase of $25,137,000, or 6.8%, over the prior fiscal year. The increase in revenue was related primarily to an increase in the volume of metric tons traded, partially offset by a decrease in the average sales price of metric tons traded. The oil recycling segment contributed $25,146,000 in revenue for the fiscal year ended March 31, 1998, an increase of $2,234,000, or 9.7%, as compared to the prior fiscal year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

The Company's gross profit for the fiscal year ended March 31, 1998 was $50,395,000, an increase of $3,768,000, or 8.1%, as compared to the prior fiscal year. The Company's gross margin increased from 6.0% for the fiscal year ended March 31, 1997 to 6.3% for the fiscal year ended March 31, 1998.

The Company's aviation fueling business achieved a 6.1% gross margin for the fiscal year ended March 31, 1998, as compared to 6.0% achieved for the prior fiscal year. This resulted from the decline in the average price per gallon sold. The Company's marine fueling segment achieved a 5.1% gross margin for the fiscal year ended March 31, 1998, as compared to a 4.4% gross margin for the prior fiscal year. This resulted from an increase in the average gross profit per metric ton traded and lower fuel prices. The gross margin in the Company's oil recycling segment decreased from 33.4% for the fiscal year ended March 31, 1997, to 28.5% for the fiscal year ended March 31, 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due primarily to lower world oil prices.

Total operating expenses for the fiscal year ended March 31, 1998 were $31,868,000, an increase of $867,000, or 2.8%, as compared to the prior fiscal year. The increase resulted from higher salaries and wages related principally to staff additions and performance bonuses, and higher operating expenses in the aviation and marine segments related to business expansion, partially offset by a $3,690,000 lower provision for bad debts over the corresponding period during the prior year. In relation to revenue, total operating expenses remained unchanged at 4.0%.

The Company's income from operations for the fiscal year ended March 31, 1998 was $18,527,000, an increase of $2,901,000, or 18.6%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------

Aviation Fueling                                  $ 12,558,000   $ 10,620,000
Marine Fueling                                       7,403,000      5,013,000
Oil Recycling                                        4,155,000      5,020,000
Corporate Overhead                                  (5,589,000)    (5,027,000)
                                                  ------------   ------------

Total Income from Operations                      $ 18,527,000   $ 15,626,000
                                                  ============   ============

The aviation fueling segment's income from operations was $12,558,000 for the fiscal year ended March 31, 1998, an increase of $1,938,000, or 18.2%, as compared to the prior fiscal year. This resulted from a higher volume of gallons sold and a decrease in operating expenses, principally in the provision for bad debts, partially offset by a decrease in average gross profit per gallon sold. The marine fueling segment earned $7,403,000 in income from operations for the fiscal year ended March 31, 1998, an increase of $2,390,000, or 47.7%, as compared to the prior fiscal year. The increase was due to a higher volume and average gross profit per metric ton sold, partially offset by an increase in operating expenses. The oil recycling segment contributed $4,155,000 in income from operations for fiscal year 1998, a decrease of $865,000, or 17.2%, for the fiscal year ended March 31, 1998, as compared to the prior fiscal year. The decrease is mostly the result of lower world oil prices, which caused a decrease in gross profit per recycled gallon sold. Corporate overhead costs not charged to the business segments totaled $5,589,000 for the fiscal year ended March 31, 1998, an increase of $562,000, or 11.2%, as compared to the prior fiscal year. The increase resulted from higher salaries and wages related principally to staff additions and performance bonuses.

Net income for the fiscal year ended March 31, 1998 was $15,853,000, an increase of $2,588,000, or 19.5%, as compared to net income of $13,265,000 for the fiscal year ended March 31, 1997. Basic earnings per share of $1.30 for the fiscal year ended March 31, 1998 exhibited a $0.20, or 18.2%, increase over the $1.10 achieved during the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1996

The Company's revenue for the fiscal year ended March 31, 1997 was $772,618,000, an increase of $130,319,000, or 20.3%, as compared to revenue of $642,299,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------

Aviation Fueling                                  $381,236,000   $302,101,000
Marine Fueling                                     368,470,000    321,216,000
Oil Recycling                                       22,912,000     18,993,000
Intersegment Eliminations                                   --        (11,000)
                                                  ------------   ------------

Total Revenue                                     $772,618,000   $642,299,000
                                                  ============   ============

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

The Company's income from operations for the fiscal year ended March 31, 1997 was $15,626,000, an increase of $680,000, or 4.5%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------

Aviation Fueling                                  $ 10,620,000   $ 12,858,000
Marine Fueling                                       5,013,000      3,425,000
Oil Recycling                                        5,020,000      3,976,000
Corporate Overhead                                  (5,027,000)    (5,313,000)
                                                  ------------   ------------

Total Income from Operations                      $ 15,626,000   $ 14,946,000
                                                  ============   ============

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

Net income for the fiscal year ended March 31, 1997 was $13,265,000, an increase of $2,320,000, or 21.2%, as compared to net income of $10,945,000 for the fiscal year ended March 31, 1996. Basic earnings per share of $1.10 for the fiscal year ended March 31, 1997 exhibited a $0.18, or 19.6%, increase over the $0.92 achieved during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's aviation and marine fuel businesses, the primary use of capital is to finance accounts receivable. The Company maintains aviation fuel inventories at certain locations in the United States for competitive reasons, but inventory levels are kept at an operating minimum. The Company also maintains inventory in its offshore fueling operations. The Company's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventory at third party storage facilities.

In contrast to the Company's aviation and marine fueling segments, the oil recycling segment capital requirements are for the financing of property, plant and equipment, and accounts receivable. The Company generally utilizes internally generated cash to fund capital expenditures, and secondarily the Company will utilize its available line of credit or enter into leasing or installment note arrangements to match-fund the useful life of certain long-term assets. The Company's oil recycling operations also require working capital to purchase and carry an inventory of used oil, as well as the costs of operating the plant until the proceeds from the re-refined oil sales are received.

Cash and cash equivalents amounted to $14,459,000 at March 31, 1998, as compared to $11,035,000 at March 31, 1997. The principal uses of cash during the fiscal year ended March 31, 1998 were $4,245,000 of repayments on notes payable, $2,432,000 in dividends paid on common stock, $3,484,000 used for the purchase and construction of plant, equipment and other capital expenditures, and $807,000 net cash paid for the acquisition of the Baseops group of companies. Partially offsetting these cash uses were $12,894,000 in net cash provided by operating activities, $809,000 from collections on notes receivable and $1,158,000 from the issuance of common stock in connection with the exercise of options.

Working capital as of March 31, 1998 was $60,101,000, exhibiting a $11,516,000 increase from working capital as of March 31, 1997. As of March 31, 1998, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $86,242,000, an increase of $11,063,000 as compared to the March 31, 1997 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $2,905,000. The net increase in trade credit of $8,158,000 was attributed to the marine segment's business expansion and the acquisition of Baseops. The allowance for doubtful accounts as of March 31, 1998 amounted to $4,594,000, an increase of $234,000 compared to the March 31, 1997 balance. During the fiscal years ended March 31, 1998 and 1997, the Company charged $1,417,000 and $5,107,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $1,301,000 and $5,110,000, respectively.

Inventories at March 31, 1998 were $945,000 lower as compared to March 31, 1997. This decrease was principally due to decreases in the Company's aviation inventories, partially offset by the Company's marine offshore fueling operations. Prepaid expenses and other current assets as of March 31, 1998 were $5,937,000, exhibiting an increase of $804,000 over the March 31, 1997 balance. This is primarily related to the reclassification of a note receivable from other assets to current assets.

Capital expenditures, which amounted to $3,484,000 for the fiscal year ended March 31, 1998, consisted primarily of $1,505,000 in office and computer equipment and $1,681,000 in plant, machinery and equipment related primarily to the Company's recycled oil segment. During fiscal year 1999, the Company anticipates spending approximately $3,000,000 for the expansion of the Company's business and the upgrade of existing plant, machinery and equipment. The Company also anticipates spending an additional estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company.

The clean up cost will be capitalized as part of the cost of the site, up to the fair market value of the site.

Long-term liabilities as of March 31, 1998 were $3,901,000, exhibiting a $871,000 increase as compared to March 31, 1997. This increase was primarily the result of a $556,000 increase in deferred compensation and a $379,000 increase in deferred income taxes.

Stockholders' equity amounted to $91,911,000, or $7.36 per share, at March 31, 1998, compared to $75,258,000, or $6.19 per share, at March 31, 1997. This increase of $16,653,000 was due to $15,853,000 in earnings for the period, $1,158,000 due to the issuance of common stock pursuant to the exercise of stock options, and $2,090,000 due to the issuance of common stock pursuant to the Baseops acquisition. Partially offsetting was $2,448,000 in cash dividends declared.

The Company expects to meet its capital investment and working capital requirements for fiscal year 1999 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

The Company has completed a risk assessment of the ability of its information systems to operate in light of the "year 2000 issue." Based on the assessment, the Company has developed an action plan, which primarily consists of replacing existing non-compliant systems with new systems. The Company believes it is feasible to acquire such new systems before the year 2000 and that the cost of such systems are within its capital cost budget and financing capabilities.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of the Company for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth in the 1998 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions with Management and Others" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1) The following consolidated financial statements are filed as a part of this report:

        (i) Report of Independent Certified Public Accountants.               25

       (ii) Consolidated Balance Sheets as of March 31, 1998 and 1997.        26

      (iii) Consolidated Statements of Income for the Years Ended
            March 31, 1998, 1997 and 1996.                                    28

       (iv) Consolidated Statements of Stockholders' Equity for the Years
            Ended March 31, 1998, 1997 and 1996.                              29

        (v) Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1998, 1997 and 1996.                                    30

       (vi) Notes to Consolidated Financial Statements.                       32

(a)(2) The following consolidated financial statement schedule is filed as a part of this report:

        (I) Schedule II - Valuation and Qualifying Accounts.                  48

            Schedules not set forth herein have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(a)(3) The exhibits set forth in the following index of exhibits are filed as a part of this report:

EXHIBIT NO.   DESCRIPTION
-----------   ------------

    (3)       Articles of Incorporation and By-laws:

              (a) Articles of Incorporation are incorporated by reference to the
                  Company's Registration Statement on Form S-18 filed February 3, 1986.

              (b) By-laws are incorporated by reference to the Company's
                  Registration Statement on Form S-18 filed February 3, 1986.

     (4)      Instruments defining rights of security holders:

              (a) 1986 Employee Stock Option Plan is incorporated by reference to the Company's Registration Statement on Form S-18 filed February 3, 1986.

              (b) 1993 Non-Employee Directors Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 28, 1994.

              (c) 1996 Employee Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 18, 1997.

     (10)     Material Contracts:

              (a) Material contracts incorporated by reference to the Company's
                  Report on Form 10-K filed May 20, 1997:

                 (i) Amended and Restated Credit Agreement, dated February 21, 1997, by and among World Fuel Services Corporation and NationsBank, N.A. (South).

                (ii) Promissory note, dated February 21, 1997, executed by World Fuel Services Corporation and its subsidiaries in favor of NationsBank, N.A. (South).

              (b) Material contracts filed with this Form 10-K:

                  (i) Amendment to Employment Agreement with Jerrold Blair, dated April 29, 1997

                 (ii) Amendment to Employment Agreement with Ralph Weiser, dated April 29, 1997

     (21)     Subsidiaries of the Registrant.

     (27)     Financial Data Schedule.

(b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WORLD FUEL SERVICES CORPORATION

Dated:     May 19, 1998          By:/s/ JERROLD BLAIR
                                    ------------------------
                                    Jerrold Blair, President

Dated:     May 19, 1998          By:/s/ CARLOS A. ABAUNZA
                                    ---------------------
                                    Carlos A. Abaunza, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     May 19, 1998          By: /s/ RALPH R. WEISER
                                     ----------------------------
                                     Ralph R. Weiser, Director

Dated:     May 19, 1998          By: /s/ JERROLD BLAIR
                                     ----------------------------
                                     Jerrold Blair, Director

Dated:     May 19, 1998          By: /s/ PHILLIP S. BRADLEY
                                     ----------------------------
                                     Phillip S. Bradley, Director

Dated:     May 19, 1998          By: /s/ RALPH FEUERRING
                                     ----------------------------
                                     Ralph Feuerring, Director

Dated:     May 19, 1998          By: /s/ JOHN R. BENBOW
                                     ----------------------------
                                     John R. Benbow, Director

Dated:     May 19, 1998          By: /s/ MYLES KLEIN
                                     ----------------------------
                                     Myles Klein, Director

Dated:     May 19, 1998          By: /s/ MICHAEL J. KASBAR
                                     ----------------------------
                                     Michael J. Kasbar, Director

Dated:     May 19, 1998          By: /s/ PAUL H. STEBBINS
                                     ----------------------------
                                     Paul H. Stebbins, Director

Dated:     May 19, 1998          By: /s/ LUIS R. TINOCO
                                     ----------------------------
                                     Luis R. Tinoco, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP
    -------------------
    ARTHUR ANDERSEN LLP

Miami, Florida,
   May 18, 1998.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           MARCH 31,
                                                  ---------------------------
                                                      1998            1997
                                                  ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                      $ 14,459,000   $ 11,035,000
   Accounts receivable, net of allowance
     for bad debts of $4,594,000 and $4,360,000
     at March 31, 1998 and 1997, respectively       81,648,000     70,819,000
   Inventories                                       5,504,000      6,449,000
   Prepaid expenses and other current assets         5,937,000      5,133,000
                                                  ------------   ------------

     Total current assets                          107,548,000     93,436,000
                                                  ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                              1,054,000        601,000
   Buildings and improvements                        3,098,000      2,998,000
   Office equipment and furniture                    5,286,000      3,331,000
   Plant, machinery and equipment                   17,458,000     16,310,000
   Construction in progress                            230,000        135,000
                                                  ------------   ------------

                                                    27,126,000     23,375,000
   Less accumulated depreciation
     and amortization                                9,065,000      7,094,000
                                                  ------------   ------------

                                                    18,061,000     16,281,000
                                                  ------------   ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                       15,402,000     11,785,000
   Other                                             2,248,000      1,637,000
                                                  ------------   ------------

                                                  $143,259,000   $123,139,000
                                                  ============   ============

                                   (Continued)


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MARCH 31,
                                                          ---------------------------
                                                              1998           1997
                                                          ------------   ------------
CURRENT LIABILITIES:
Current maturities of long-term debt                      $    119,000   $  2,191,000
Accounts payable and accrued expenses                       40,560,000     37,950,000
Customer deposits                                            2,536,000      2,241,000
Accrued salaries and wages                                   1,851,000      2,187,000
Income taxes payable                                         2,381,000        282,000
                                                          ------------   ------------

   Total current liabilities                                47,447,000     44,851,000
                                                          ------------   ------------

LONG-TERM LIABILITIES                                        3,901,000      3,030,000
                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value;
   100,000 shares authorized, none issued                         --             --
Common stock, $0.01 par value;
   25,000,000 shares authorized
   at March 31, 1998;
   12,481,000 and 12,163,000 shares issued and
   outstanding at March 31, 1998 and 1997, respectively        125,000        122,000
Capital in excess of par value                              26,479,000     23,234,000
Retained earnings                                           65,364,000     51,959,000
Less treasury stock, at cost                                    57,000         57,000
                                                          ------------   ------------

                                                            91,911,000     75,258,000
                                                          ------------   ------------

                                                          $143,259,000   $123,139,000
                                                          ============   ============

        The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                           FOR THE YEAR ENDED MARCH 31,
                                    ------------------------------------------
                                        1998           1997           1996
                                    ------------   ------------   ------------
Revenue                             $801,763,000   $772,618,000   $642,299,000

Cost of sales                        751,368,000    725,991,000    601,930,000
                                    ------------   ------------   ------------

       Gross profit                   50,395,000     46,627,000     40,369,000
                                    ------------   ------------   ------------

Operating expenses:
   Salaries and wages                 17,382,000     14,795,000     13,266,000
   Provision for bad debts             1,417,000      5,107,000      2,291,000
   Other                              13,069,000     11,099,000      9,866,000
                                    ------------   ------------   ------------

                                      31,868,000     31,001,000     25,423,000
                                    ------------   ------------   ------------

       Income from operations         18,527,000     15,626,000     14,946,000
                                    ------------   ------------   ------------

Other income, net:
   Equity in earnings of
     aviation joint venture            1,100,000      1,773,000      1,748,000
   Other, net                          1,119,000        470,000        127,000
                                    ------------   ------------   ------------

                                       2,219,000      2,243,000      1,875,000
                                    ------------   ------------   ------------

       Income before income taxes     20,746,000     17,869,000     16,821,000

Provision for income taxes             4,893,000      4,604,000      5,876,000
                                    ------------   ------------   ------------

Net income                          $ 15,853,000   $ 13,265,000   $ 10,945,000
                                    ============   ============   ============

Basic earnings per common share     $       1.30   $       1.10   $       0.92
                                    ============   ============   ============

Weighted average shares               12,230,000     12,068,000     11,945,000
                                    ============   ============   ============

Diluted earnings per common share   $       1.27   $       1.08   $       0.90
                                    ============   ============   ============

Weighted average shares - diluted     12,528,000     12,295,000     12,150,000
                                    ============   ============   ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK                CAPITAL IN
                                   ----------------------------        EXCESS OF         RETAINED           TREASURY
                                     SHARES           AMOUNT           PAR VALUE         EARNINGS             STOCK
                                   ----------      ------------      ------------      ------------       ------------
Balance at March 31, 1995          11,707,000      $    117,000      $ 20,375,000      $ 31,631,000       $    (57,000)
   Exercise of options                174,000             2,000           861,000              --                 --
   Issuance of shares for
      litigation settlement           177,000             2,000         1,298,000              --                 --
   Cash dividends declared               --                --                --          (1,464,000)              --
   Net Income                            --                --                --          10,945,000               --
   Other                                 --                --              40,000              --                 --
                                   ----------      ------------      ------------      ------------       ------------

Balance at March 31, 1996          12,058,000           121,000        22,574,000        41,112,000            (57,000)
   Exercise of options                105,000             1,000           660,000              --                 --
   Cash dividends declared               --                --                --          (2,418,000)              --
   Net Income                            --                --                --          13,265,000               --
                                   ----------      ------------      ------------      ------------       ------------

Balance at March 31, 1997          12,163,000           122,000        23,234,000        51,959,000            (57,000)
   Exercise of options                168,000             2,000         1,156,000              --                 --
   Issuance of shares
      for acquisition                 150,000             1,000         2,089,000              --                 --
   Cash dividends declared               --                --                --          (2,448,000)              --
   Net Income                            --                --                --          15,853,000               --
                                   ----------      ------------      ------------      ------------       ------------

Balance at March 31, 1998          12,481,000      $    125,000      $ 26,479,000      $ 65,364,000       $    (57,000)
                                   ==========      ============      ============      ============       ============

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED MARCH 31,
                                                               --------------------------------------------
                                                                   1998            1997             1996
                                                               ------------    -----------     ------------
Cash flows from operating activities:
   Net income                                                  $ 15,853,000    $ 13,265,000    $ 10,945,000
                                                               ------------    -----------     ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities -
      Depreciation and amortization                               2,418,000       1,938,000       1,656,000
      Provision for bad debts                                     1,417,000       5,107,000       2,291,000
      Deferred income tax (benefit) provision                       379,000        (369,000)      1,108,000
      Equity in earnings of aviation joint venture, net            (526,000)       (675,000)       (354,000)
      Other non-cash operating credits                                 --           (19,000)       (123,000)

   Changes in assets and liabilities, net of acquisitions
     and dispositions:
      (Increase) decrease in -
         Accounts receivable                                     (8,889,000)    (13,181,000)    (26,286,000)
         Inventories                                                945,000      (1,857,000)       (953,000)
         Prepaid expenses and other current assets               (1,834,000)     (2,067,000)      1,371,000
         Other assets                                              (231,000)        250,000          11,000

       Increase (decrease) in -
         Accounts payable and accrued expenses                    1,154,000         (64,000)     13,731,000
         Customer deposits                                          (93,000)        774,000         (92,000)
         Accrued salaries and wages                                (336,000)        132,000       1,308,000
         Income taxes payable                                     2,081,000        (150,000)     (1,286,000)
         Deferred compensation                                      556,000         594,000         335,000
                                                               ------------    -----------     ------------

          Total adjustments                                      (2,959,000)     (9,587,000)     (7,283,000)
                                                               ------------    -----------     ------------

     Net cash provided by operating activities                   12,894,000       3,678,000       3,662,000
                                                               ------------    -----------     ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (3,484,000)     (3,199,000)     (1,407,000)
   (Advances to) repayments from aviation joint venture, net       (319,000)       (106,000)        338,000
   Proceeds from disposition of assets                                 --            43,000         381,000
   Proceeds from notes receivable                                   809,000         774,000       2,046,000
   Payment for acquisition of business, net of cash acquired       (807,000)           --              --
                                                               ------------    -----------     ------------

     Net cash (used in) provided by investing activities         (3,801,000)     (2,488,000)      1,358,000
                                                               ------------    -----------     ------------

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                          FOR THE YEAR ENDED MARCH 31,
                                              --------------------------------------------------
                                                  1998               1997               1996
                                              ------------       ------------       ------------
Cash flows from financing activities:
 Dividends paid on common stock                 (2,432,000)        (2,212,000)        (1,854,000)
 Repayment of notes payable                     (4,245,000)        (1,872,000)        (1,817,000)
 Repayment of long-term debt                      (150,000)           (74,000)          (263,000)
 Proceeds from issuance of long-term debt             --              486,000               --
 Proceeds from issuance of common stock          1,158,000            661,000            863,000
                                              ------------       ------------       ------------

   Net cash used in financing activities        (5,669,000)        (3,011,000)        (3,071,000)
                                              ------------       ------------       ------------

Net increase (decrease) in cash and cash
 equivalents                                     3,424,000         (1,821,000)         1,949,000

Cash and cash equivalents, at beginning
 of period                                      11,035,000         12,856,000         10,907,000
                                              ------------       ------------       ------------

Cash and cash equivalents, at end of period   $ 14,459,000       $ 11,035,000       $ 12,856,000
                                              ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                   $    288,000       $    423,000       $    613,000
                                              ============       ============       ============

   Income taxes                               $  2,516,000       $  5,182,000       $  6,368,000
                                              ============       ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

  In April 1995, the Company paid $1,300,000, representing its share of a litigation settlement, by issuing 176,737 shares of the Company's common stock at an agreed upon price of $7.36 per share (restated to reflect the 3-for-2 stock splits).

  As partial consideration for the sale of certain assets on June 1, 1995, the Company received a $979,000 note receivable, with an original maturity date of July 1, 2007. In October 1995, the entire outstanding principal balance was collected in cash, net of a $98,000 pre-payment discount.

  Cash dividends declared, but not yet paid, totaling $624,000, $608,000 and $402,000 are included in accounts payable and accrued expenses as of March 31, 1998, 1997 and 1996, respectively.

  In January 1998, the Company issued 150,000 shares of its common stock valued at $2,090,000 in connection with the acquisition of the Baseops group of companies.

  During fiscal year 1998, the Company reclassified approximately $1,000,000 from accounts receivable to notes receivable. The notes receivable are shown in the prepaid and other current assets, and other assets sections of the balance sheet.

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                 WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF ACQUISITIONS

World Fuel Services Corporation (the "Company") began operations in 1984 as a used oil recycler in the southeast United States. The Company expanded this business through acquisitions, the development of new processing technology and the establishment of new offices. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in the state of Florida, to an international sales company covering airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

In 1995, the Company further diversified its fuel services operations through the acquisition of a group of companies which are considered leaders in the marine fuel services business. This new segment provided the Company with operational and supplier side synergies and entry into fast growing markets in the Far East and Eastern Europe.

In January 1998, the Company purchased all the outstanding stock of Baseops International, Inc. and its affiliates ("Baseops"). Baseops provides a sophisticated array of aviation services to a diversified clientele of corporate, government, and private aircraft worldwide. The acquisition of Baseops by the Company has been accounted for as a purchase. The aggregate purchase price of the acquisition was approximately $2,897,000, including $77,000 in acquisition costs. The Company paid approximately $807,000 in cash and 150,000 shares of the Company's common stock valued at $2,090,000 ($13.93 per share, or approximately 65% of the quoted market price) in the Company's restricted stock. The newly issued shares of the Company's common stock issued in connection with the acquisition were valued by the Company's Board of Directors. In accordance with the acquisition agreement, 75,000 shares are being held in escrow until the second anniversary of the closing date. The escrow shares are pledged to the Company to secure the seller's obligation to indemnify the Company pursuant to the acquisition agreement. The sum of the purchase price and the $1,110,000 fair value of the net liabilities of the acquired companies, which amounted to $4,007,000, has been allocated to goodwill, and is being amortized over a period of 35 years. The Company determined that no other identifiable intangible assets existed.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to record its proportionate share of the earnings of its aviation joint venture.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's investments at March 31, 1998 and 1997 amounted to $11,988,000 and $8,461,000 respectively, consisting principally of bank repurchase agreements collateralized by United States Government Securities and bank money market accounts which invest primarily in A1P1 commercial paper. Interest income, which is included in Other, net in the accompanying consolidated statements of income, totaled $1,460,000, $862,000 and $1,029,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

INVENTORIES

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include oil and fuel purchase costs, direct materials, direct and indirect labor and refining overhead related to the Company's used oil recycling.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                                               YEARS
                                             ----------

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

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $1,529,000 and $1,138,000, as of March 31, 1998 and 1997, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows associated with the acquired companies, to the carrying amount of the unamortized costs in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect any impairment in the value of the asset.

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

ACCOUNTING FOR DERIVATIVES

Premiums received or paid for fuel price cap agreements are amortized to premium revenue and expense, respectively, over the terms of the caps. Unamortized premiums are included in Accounts payable and accrued expenses on a net basis. Accounts receivable or payable under fuel price swap agreements related to the physical delivery of product are recognized as deferred gains or losses, which are included in Prepaid expenses and other current assets on a net basis, until the underlying physical delivery transaction is recognized in income. The Company follows the accrual method for fuel price swap agreements which do not involve physical delivery. Under the accrual method, each net receipt due or payment owed under the derivative instrument is recognized in income as fee income or expense, respectively, during the period to which the receipt or payment relates.

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

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses are included in Other, net, in the period incurred, and amounted to a net loss of $119,000 for the fiscal year ended March 31, 1996. There were no significant foreign currency gains or losses in fiscal years 1998 or 1997.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted this standard as of December 31, 1997. Earnings per share information for all prior periods have been restated to conform to the requirements of SFAS 128.

Basic earnings per common share is computed based on the weighted average shares outstanding. Diluted earnings per common share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and benefit plans. The Company's net income is the same for basic and diluted earnings per share calculations.

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

Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 1998, the carrying value of the long-term debt and the fair value of such instruments was not considered to be significantly different.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events, or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), superseding SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise."

SFAS No. 131 establishes new standards for reporting operating segment information in annual and interim financial statements. The new standard requires reporting of operating segment information based on the way that financial operations for the entity is organized by senior management for performance evaluation and resource allocation. The standard is effective for fiscal year 1999 and need not be applied to interim financial statements in that year.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998.

In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. SOP 98-5 is effective for financial statements issued after December 15, 1998.

The Company believes that the implementation of the above mentioned accounting pronouncements will not have a material effect on the Company's financial position or results of operations or disclosures.

(2)  LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                         1998           1997
                                                        -------      ---------
  Equipment notes, payable monthly through
    January 2002, interest rates ranging from
    6.76% to 11.00%, secured by equipment              $451,000      $  529,000

  Promissory notes issued in connection with the
    acquisition of the Trans-Tec group of
    companies, paid off in January 1998                     --        2,058,000
                                                       --------       ---------

                                                        451,000       2,587,000

      Less current maturities                           119,000       2,191,000
                                                       --------       ---------

                                                       $332,000       $ 396,000
                                                       ========       =========


The Company has an unsecured credit facility providing a $25,000,000 revolving line of credit with sublimits of $10,000,000 for standby letters of credit and documentary letters of credit. Approximately $5,693,000 in standby letters of credit were outstanding as of March 31, 1998 under the credit facility. The Company also has $100,000 outstanding in standby letters of credit from other financing institutions and has pledged $100,000 of cash as collateral on these letters of credit.

The revolving line of credit bears interest, at the Company's option, at the NationsBank Prime rate, or LIBOR, as defined under the credit facility. Interest is payable quarterly in arrears. The credit facility, in addition to other restrictions, requires the maintenance of certain financial ratios. As of March 31, 1998 and 1997, there were no amounts outstanding under the revolving line of credit. Any outstanding principal and interest will mature on March 1, 2001. As of March 31, 1998, the Company was in compliance with the requirements under the credit facility.

Aggregate annual maturities of long-term debt as of March 31, 1998, are as follows:

                   1999        $   119,000
                   2000            126,000
                   2001            111,000
                   2002             95,000
                               -----------
                               $   451,000
                               ===========

Interest expense, which is included in Other, net, in the accompanying consolidated statements of income, is as follows for the years ended March 31:

                             1998          1997          1996
                           ---------     ---------      --------
      Interest expense     $ 284,000     $ 395,000     $ 565,000
                           =========     =========     =========

(3)  INCOME TAXES

The provision for income taxes consists of the following components for the years ended March 31:

                                  1998               1997               1996
                              -----------        -----------        -----------
Current:
  Federal                     $ 1,976,000        $ 3,061,000        $ 3,568,000
  State                           251,000            417,000            567,000
  Foreign                       2,287,000          1,495,000            633,000
                              -----------        -----------        -----------

                                4,514,000          4,973,000          4,768,000
                              -----------        -----------        -----------
Deferred:
  Federal                         403,000           (157,000)           998,000
  State                            50,000            (22,000)           138,000
  Foreign                         (74,000)          (190,000)           (28,000)
                              -----------        -----------        -----------

                                  379,000           (369,000)         1,108,000
                              -----------        -----------        -----------

   Total                      $ 4,893,000        $ 4,604,000        $ 5,876,000
                              ===========        ===========        ===========


The difference between the reported tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 1998, is primarily due to state income taxes and the effect of foreign income tax rates.

The Company's share of undistributed earnings of foreign subsidiaries not included in its consolidated U.S. federal income tax return that could be subject to additional U.S. federal income taxes if remitted, was approximately $23,467,000 and $13,065,000 at March 31, 1998 and 1997, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

The temporary differences which comprise the Company's net deferred tax liability are as follows:

                                                              MARCH 31,
                                                      --------------------------
                                                         1998           1997
                                                      -----------    -----------
Excess of provision for bad debts over charge-offs    $ 1,308,000    $ 1,522,000

Excess of Tax over financial reporting depreciation
  and amortization                                     (2,481,000)    (2,006,000)

Accrued expenses recognized for financial reporting
  purposes, not currently tax deductible                  775,000        290,000

Excess of tax over financial reporting amortization
  of identifiable intangibles                            (504,000)      (428,000)

Other, net                                                 55,000        154,000
                                                      -----------    -----------

Total deferred tax liability                          $  (847,000)   $  (468,000)
                                                      ===========    ===========

(4)  STOCKHOLDERS' EQUITY

COMMON STOCK ACTIVITY

In August 1997, at the annual meeting of stockholders of the Company, the Company's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock from 10,000,000 shares to 25,000,000 shares.

On October 30, 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effect of this split.

DIVIDENDS

The Company declared cash dividends of $0.20 per share of common stock for fiscal years 1998 and 1997 (restated to reflect the 3-for-2 stock split).

EMPLOYEE STOCK OPTION ACTIVITY

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company's 1997 fiscal year, and relates to the accounting for stock-based transactions with non-employees. The Company has evaluated the proforma effects of SFAS 123 and determined the effects of SFAS 123 are not material to the Company's consolidated financial position or results of operations. Accordingly, the disclosure provisions of SFAS 123 have been omitted. The Company accounts for its stock-based transactions with employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS 123.

In August 1996, the Company's Board of Directors authorized the establishment of the 1996 Employee Stock Option Plan (the "1996 Plan"), which received stockholder approval at the Company's 1997 annual shareholders' meeting. Under the provisions of the 1996 Plan, the Company's Board of Directors is authorized to grant Incentive Stock Options ("ISO") to employees of the Company and its subsidiaries and Non-Qualified Stock Options ("NSO") to employees, independent contractors and agents. The plan permits the issuance of options to purchase up to an aggregate of 750,000 shares of the Company's common stock, adjusted to reflect the three-for-two stock split. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to ISOs granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All ISOs granted pursuant to the 1996 Plan must be exercised within ten years after the date of grant, except that ISOs granted to individuals owning more than 10% of the Company's outstanding common stock and NSOs must be exercised within five years after the date of grant.

The following summarizes the status of the 1996 Employee Stock Option Plan at, and for the year ended, March 31:

                                          1998               1997
                                    ---------------      ------------

Granted                                    117,500           243,000
     Per Share Price Range         $11.67 - $21.00            $11.42

Outstanding                                360,500           243,000
     Per Share Price Range         $11.42 - $21.00            $11.42
     Weighted Average Per
       Share Price                          $13.76            $11.42
     Weighted Average
       Contractual Life                  8.8 years         9.4 years

Available for future grant                 389,500           507,000

Exercisable                                 17,516              None
     Per Share Price Range                  $11.42
     Weighted Average Per
       Share Price                          $11.42

The Company's 1986 Employee Stock Option Plan expired in January 1996. Options granted, but not yet exercised, survive the 1986 Employee Stock Option Plan until the options expire. The following summarizes the status of the 1986 Employee Stock Option Plan at, and for the year ended, March 31:

                                                 1998                1997                 1996
                                           ----------------     ---------------     ---------------
Granted                                                None                None              98,091
     Per Share Price Range                                                          $10.33 - $12.58

Adjustment for 3:2 stock split                      114,243                None              86,464

Expired                                                None               5,250                None

Exercised                                           167,634              54,375              69,375
     Per Share Price Range                    $6.55 - $8.39       $9.08 - $9.33       $2.00 - $9.33
     Proceeds received by the Company            $1,158,000            $499,000             531,000

Outstanding                                         175,091             228,482             288,107
     Per Share Price Range                    $6.22 - $8.39      $9.33 - $12.58      $9.08 - $12.58
     Weighted Average Per Share Price                 $7.16              $10.55             $ 10.29
     Weighted Average Contractual Life            6.9 years           6.4 years           7.3 years

Available for future grant                             None                None             153,489

Exercisable                                         155,670             202,588             120,707
     Per Share Price Range                    $6.22 - $8.39      $9.33 - $10.33       $9.33 - $9.83
     Weighted Average Per Share Price                 $7.00              $10.29               $9.60


In addition to the options shown in the above tables, prior to 1996 the Company issued certain non-qualified options outside of the 1986 and 1996 stock option plans. As of March 31, 1998, such non-qualified stock options entitled the holders thereof to purchase a total of 45,898 shares of the Company's common stock at an exercise price ranging from $6.89 to $8.39 per share. All such options are currently exercisable. As of March 31, 1998, the weighted average per share price and contractual life of these options is $7.56 and 4.2 years, respectively.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In August, 1994, at the annual meeting of the stockholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("1993 Directors Plan") was adopted. The 1993 Directors Plan was amended in August 1997 by stockholders' vote to increase the number of shares reserved for issuance from 50,000 shares to 100,000 shares.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of

Directors and will receive a non-qualified option to purchase 2,500 shares each year that the individual is re-elected. As of March 31, 1998, options to purchase 46,875 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 39,375 shares are available for future grant.

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

(5) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases premises in New Orleans, Louisiana and Plant City, Florida from trusts co-managed by the President of the Company under two operating leases with rent aggregating $101,000 per year. The leases expire in August 2001. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options on both leases. The Company also leases office space and railroad tank cars from unrelated third parties.

At March 31, 1998, the future minimum lease payments under operating leases with an initial non-cancelable term in excess of one year were as follows:

                                         OPERATING
                                          LEASES
                                         ----------
                 1999                    $1,357,000
                 2000                     1,186,000
                 2001                     1,046,000
                 2002                       909,000
                 2003                       545,000
                 thereafter                 409,000
                                         ----------

         Total minimum lease payments   $ 5,452,000
                                        ===========

Rental expense under operating leases with an initial non-cancellable term in excess of one year was $1,106,000, $843,000, and $722,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

CAPITAL EXPENDITURES

During fiscal year 1999, the Company anticipates spending approximately $3,000,000 for the upgrade of plant, machinery and equipment. The Company intends to spend an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

SURETY BONDS

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 1998, the Company had $5,429,000 in outstanding bonds.

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

PURCHASE COMMITMENTS AND OFF-BALANCE SHEET TRANSACTIONS

Recognizing favorable market conditions or for competitive reasons, the Company may enter into short term fuel purchase commitments for the physical delivery of product in the United States. The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations. As of March 31, 1998, the Company did not have any outstanding purchase commitments.

The Company offers its customers swaps and caps as part of its fuel management services. Typically, the Company simultaneously enters into the commodity based derivative instruments with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such conterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 1998, the Company had outstanding swap contracts for 22,500 metric tons and 20,000 barrels, expiring December 31, 1998 and May 31, 1998, respectively, and $87,000 in deferred cap fees. Gains on these contracts are recognized at the completion of each month.

EMPLOYMENT AGREEMENTS

The Company's amended and restated employment agreements with its Chairman of the Board and President expire on March 31, 2002. Each agreement provides for a fixed salary and an annual bonus equal to 5% of the Company's income before income taxes in excess of $2,000,000. In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and accrue interest at the Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of the executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, any excess amount, including any interest earned thereon, shall be paid to the executive within ten (10) days of such death, termination or expiration. As of March 31, 1998 and 1997, $1,121,000 and $473,000,
respectively, including accrued interest, was deferred under the agreements. The agreements also provide that, if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of up to three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers, and previous and current employees. The agreements provide for minimum salary levels, as well as bonuses which are payable if specified management goals are attained. During the years ended March 31, 1998, 1997 and 1996, approximately $10,411,000, $9,136,000 and $7,632,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, as of March 31, 1998 are as follows:


           1999           $6,214,000
           2000            4,861,000
           2001            3,058,000
           2002            1,569,000
           2003              839,000
           Thereafter        454,000
                          ----------
                         $16,995,000
                         ===========

DEFERRED COMPENSATION PLANS

The Company's Deferred Compensation Plan ("Plan") was suspended effective August 1, 1997 by the Plan Committee. This plan provided incentive compensation to certain key personnel whose performance contributed to the profitability and growth of the existing Trans-Tec group of companies. The Plan is unfunded and is not a qualified plan under the Internal Revenue Code. Under the Plan, participants were awarded units equal to 20% of the Trans-Tec group's annual net income, excluding the incentive compensation expense, and earn interest on their deferred amounts. The Plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. Through July 31, 1997, the Company expensed $234,000 for deferred compensation under the Plan. As of March 31, 1998, the Company's liability under the plan was $1,657,000.

The Plan is administered by a Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Plan Committee has the authority to suspend or terminate the plan, as well as the responsibility to allocate the amount of incentive compensation among participants, during each plan year. The Plan's fiscal year corresponds to the Company's fiscal year.

The Company maintains a 401(k) defined contribution plan which covers all employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During fiscal year 1998, the Company made matching contributions of 25% of the participants' contributions up to 4% of the participant's compensation. Annual contributions are made at the Company's sole discretion. During the fiscal years ended March

31, 1998, 1997 and 1996, approximately $96,000, $82,000 and $52,000, respectively, was expensed as Company contributions.

YEAR 2000 ISSUE

The Company has completed a risk assessment of the ability of its information systems to operate in light of the "year 2000 issue." Based on the assessment, the Company has developed an action plan, which primarily consists of replacing existing non-compliant systems with new systems. The Company believes it is feasible to acquire such new systems before the year 2000 and that the cost of such systems are within its capital cost budget and financing capabilities.

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

The Company's current ownership interest in the joint venture is 50%. Accordingly, the Company uses the equity method of accounting to record its proportionate share of joint venture earnings. The amount of the investment in and advances to the joint venture totaled $2,271,000 and $1,681,000 at March 31, 1998 and 1997, respectively. Of these amounts, $1,171,000 and $1,681,000 are included in Prepaid expenses and other current assets as of March 31, 1998 and 1997, respectively, and $1,100,000 is included in Other assets as of March 31, 1998.

(7) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

BUSINESS SEGMENTS

The Company operates in three business segments: aviation fueling, marine fueling and oil recycling. Information concerning the Company's operations by business segment is as follows:

                                                         FOR THE FISCAL YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                        1998             1997             1996
                                                   -------------    -------------    -------------
REVENUE
   Aviation fueling                                $ 383,010,000    $ 381,236,000    $ 302,101,000
   Marine fueling                                    393,607,000      368,470,000      321,216,000
   Oil recycling                                      25,146,000       22,912,000       18,993,000
   Intersegment eliminations                                                               (11,000)
                                                   -------------    -------------    -------------
      Consolidated revenue                         $ 801,763,000    $ 772,618,000    $ 642,299,000
                                                   =============    =============    =============

INCOME FROM OPERATIONS
   Aviation fueling                                $  12,558,000    $  10,620,000    $  12,858,000
   Marine fueling                                      7,403,000        5,013,000        3,425,000
   Oil recycling                                       4,155,000        5,020,000        3,976,000
   Corporate                                          (5,589,000)      (5,027,000)      (5,313,000)
                                                   -------------    -------------    -------------

      Consolidated income from operations          $  18,527,000    $  15,626,000    $  14,946,000
                                                   =============    =============    =============

IDENTIFIABLE ASSETS
   Aviation fueling                                $  57,867,000    $  54,129,000    $  42,345,000
   Marine fueling                                     53,819,000       43,013,000       39,948,000
   Oil recycling                                      19,055,000       17,574,000       15,567,000
   Corporate                                          12,518,000        8,423,000       14,114,000
                                                   -------------    -------------    -------------

      Consolidated identifiable assets             $ 143,259,000    $ 123,139,000    $ 111,974,000
                                                   =============    =============    =============

CAPITAL EXPENDITURES
   Aviation fueling                                $     218,000    $     369,000    $      66,000
   Marine fueling                                        609,000          208,000          424,000
   Oil recycling                                       1,793,000        2,426,000          623,000
   Corporate                                             864,000          196,000          294,000
                                                   -------------    -------------    -------------

      Consolidated capital expenditures            $   3,484,000    $   3,199,000    $   1,407,000
                                                   =============    =============    =============

DEPRECIATION AND AMORTIZATION
   Aviation fueling                                $     312,000    $     189,000    $     116,000
   Marine fueling                                        708,000          599,000          535,000
   Oil recycling                                       1,021,000          916,000          819,000
   Corporate                                             377,000          234,000          186,000
                                                   -------------    -------------    -------------

      Consolidated depreciation and amortization   $   2,418,000    $   1,938,000    $   1,656,000
                                                   =============    =============    =============

FOREIGN OPERATIONS

A summary of financial data for foreign operations is shown below as of, and for the fiscal years ended, March 31, 1998, 1997 and 1996. Non-U.S. operations of the Company and its subsidiaries are conducted primarily from offices in the United Kingdom, Singapore, Mexico, South Africa, South Korea, Denmark and Costa Rica. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                     1998            1997             1996
                                  ------------   -------------    -------------

    Revenue                       $419,701,000    $287,589,000     $184,768,000
                                  ============   =============     ============

    Income from operations        $ 10,774,000    $  7,753,000     $  2,555,000
                                  ============   =============     ============

    Identifiable assets           $ 43,524,000    $ 37,313,000     $ 13,506,000
                                  ============    ============     ============

MAJOR CUSTOMERS

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 1998, 1997 and 1996.

 (8)   QUARTERLY INFORMATION (UNAUDITED)


                                              FOR THE THREE MONTHS ENDED
                              ------------------------------------------------------------
                                 JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,
                                   1997           1997            1997            1998
                              ------------    ------------    ------------    ------------
Revenue                       $186,307,000    $205,792,000    $208,879,000    $200,785,000
                              ============    ============    ============    ============

Gross Profit                  $ 11,074,000    $ 12,233,000    $ 12,455,000    $ 14,633,000
                              ============    ============    ============    ============

Net Income                    $  3,803,000    $  4,125,000    $  4,148,000    $  3,777,000
                              ============    ============    ============    ============

Basic earnings per share      $       0.31    $       0.34    $       0.34    $       0.31
                              ============    ============    ============    ============

Diluted earnings per share    $       0.31    $       0.33    $       0.33    $       0.30
                              ============    ============    ============    ============

                                             FOR THE THREE MONTHS ENDED
                              ------------------------------------------------------------
                                 JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,
                                   1996           1996            1996            1997
                              ------------    ------------    ------------    ------------
Revenue                       $170,694,000    $180,349,000    $207,665,000    $213,910,000
                              ============    ============    ============    ============

Gross Profit                  $ 11,632,000    $ 11,626,000    $ 11,716,000    $ 11,653,000
                              ============    ============    ============    ============

Net Income                    $  3,104,000    $  3,253,000    $  3,395,000    $  3,513,000
                              ============    ============    ============    ============

Basic earnings per share      $       0.26    $       0.27    $       0.28    $       0.29
                              ============    ============    ============    ============

Diluted earnings per share    $       0.25    $       0.27    $       0.27    $       0.28
                              ============    ============    ============    ============

                                   SCHEDULE II
                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                    --------------------------------------------

                                   BALANCE AT                      CHARGED TO       CHARGED TO                         BALANCE AT
                                   BEGINNING        ACQUISITION    COSTS AND          OTHER                                END
                                   OF PERIOD        OF BUSINESS    EXPENSES        ACCOUNTS (1)     DEDUCTIONS (2)      OF PERIOD
                                 ===============    ===========   =============   ==============    ==============   ==============
YEAR ENDED MARCH 31, 1998
-------------------------
Allowance for bad debts          $    4,360,000     $   118,000   $   1,417,000   $      919,000    $   2,220,000    $   4,594,000
                                 ==============     ===========   =============   ==============    =============    =============


YEAR ENDED MARCH 31, 1997
-------------------------
Allowance for bad debts          $    4,363,000     $      -      $   5,107,000   $      415,000    $   5,525,000    $   4,360,000
                                 ==============     ===========   =============   ==============    =============    =============


YEAR ENDED MARCH 31, 1996
------------------------
Allowance for bad debts          $    4,566,000     $      -      $   2,291,000   $      785,000    $   3,279,000    $   4,363,000
                                 ==============     ===========   =============   ==============    =============    =============

----------
Notes:
(1)       Recoveries of bad debts and reclassifications.

(2)       Accounts determined to be uncollectible.

                                    Page 48

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

10B(1) Amendment to Employment Agreement with Jerrold Blair, dated April 29, 1997

10B(2) Amendment to Employment Agreement with Ralph Weiser, dated April 29, 1997

21             Subsidiaries of the Registrant

27             Financial Data Schedule