Form 10-Q
period 1998-06-30
WORLD FUEL SERVICES CORP
filed 1998-07-29
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                 59-2459427
  ------------------------------                   -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


      700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
                 MIAMI SPRINGS, FLORIDA                           33166
      -------------------------------------------               ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 20, 1998, the registrant had a total of 12,512,193 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1998, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1999.


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                     JUNE 30, 1998   MARCH 31, 1998
                                                     -------------   --------------
 CURRENT ASSETS:
   Cash and cash equivalents                         $  9,860,000     $ 14,459,000
   Accounts receivable, net of allowance
     for bad debts of $4,661,000 and $4,594,000
     at June 30 and March 31, 1998, respectively       87,136,000       81,648,000
   Inventories                                          5,569,000        5,504,000
   Prepaid expenses and other current assets           10,439,000        5,937,000
                                                     ------------     ------------

     Total current assets                             113,004,000      107,548,000
                                                     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                 1,054,000        1,054,000
   Buildings and improvements                           3,098,000        3,098,000
   Office equipment and furniture                       5,703,000        5,286,000
   Plant, machinery and equipment                      17,663,000       17,458,000
   Construction in progress                               817,000          230,000
                                                     ------------     ------------

                                                       28,335,000       27,126,000
   Less accumulated depreciation
     and amortization                                   9,615,000        9,065,000
                                                     ------------     ------------

                                                       18,720,000       18,061,000
                                                     ------------     ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                          15,282,000       15,402,000
   Other                                                1,715,000        2,248,000
                                                     ------------     ------------

                                                     $148,721,000     $143,259,000
                                                     ============     ============

                                   (Continued)



                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30, 1998    MARCH 31, 1998
                                                      -------------    -------------
 CURRENT LIABILITIES:
    Current maturities of long-term debt               $    112,000     $    119,000
    Accounts payable and accrued expenses                43,017,000       40,560,000
    Customer deposits                                     2,942,000        2,536,000
    Accrued salaries and wages                            1,249,000        1,851,000
    Income taxes payable                                  2,110,000        2,381,000
                                                       ------------     ------------

        Total current liabilities                        49,430,000       47,447,000
                                                       ------------     ------------

 LONG-TERM LIABILITIES                                    3,697,000        3,901,000
                                                       ------------     ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value;
      100,000 shares authorized, none issued                   --               --
    Common stock, $0.01 par value;
      25,000,000 shares authorized; 12,512,000
      and 12,481,000 shares issued and outstanding
      at June 30 and March 31, 1998, respectively           125,000          125,000
    Capital in excess of par value                       26,707,000       26,479,000
    Retained earnings                                    68,819,000       65,364,000
    Less treasury stock, at cost                             57,000           57,000
                                                       ------------     ------------

                                                         95,594,000       91,911,000
                                                       ------------     ------------

                                                       $148,721,000     $143,259,000
                                                       ============     ============

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------

Revenue                                           $193,031,000      $186,307,000

Cost of sales                                      178,175,000       175,233,000
                                                  ------------      ------------

 Gross profit                                       14,856,000        11,074,000
                                                  ------------      ------------

Operating expenses:
 Salaries and wages                                  4,957,000         3,697,000
 Provision for bad debts                             1,238,000            42,000
 Other                                               3,772,000         2,941,000
                                                  ------------      ------------

                                                     9,967,000         6,680,000
                                                  ------------      ------------

Income from operations                               4,889,000         4,394,000

Other income, net                                      253,000           719,000
                                                  ------------      ------------

Income before income taxes                           5,142,000         5,113,000

Provision for income taxes                           1,061,000         1,310,000
                                                  ------------      ------------

Net income                                        $  4,081,000      $  3,803,000
                                                  ============      ============

Basic earnings per common share                   $       0.33      $       0.31
                                                  ============      ============

Weighted average shares                             12,495,000        12,163,000
                                                  ============      ============

Diluted earnings per common share                 $       0.32      $       0.31
                                                  ============      ============

Weighted average shares - diluted                   12,752,000        12,373,000
                                                  ============      ============

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                    1998           1997
                                                                -----------    -----------
Cash flows from operating activities:
   Net income                                                   $ 4,081,000    $ 3,803,000
                                                                -----------    -----------
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities -
      Depreciation and amortization                                 689,000        596,000
      Provision for bad debts                                     1,238,000         42,000
      Deferred income tax provision (benefit)                        66,000       (189,000)
      Other non-cash operating credits                              (79,000)       (61,000)

      Changes in assets and liabilities:
        (Increase) decrease in -
          Accounts receivable                                    (9,733,000)     1,505,000
          Inventories                                               (65,000)     1,122,000
          Prepaid expenses and other current assets              (1,569,000)       607,000
          Other assets                                              591,000        (41,000)

        Increase (decrease) in -
          Accounts payable and accrued expenses                   2,455,000      1,836,000
          Customer deposits                                         406,000       (328,000)
          Accrued salaries and wages                               (602,000)    (1,322,000)
          Income taxes payable                                     (271,000)     1,398,000
          Deferred compensation                                    (252,000)      (157,000)
                                                                -----------    -----------

          Total adjustments                                      (7,126,000)     5,008,000
                                                                -----------    -----------

     Net cash (used in) provided by operating activities         (3,045,000)     8,811,000
                                                                -----------    -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                    (1,218,000)    (1,366,000)
   Proceeds from notes receivable                                    74,000        352,000
   Other                                                               --          106,000
                                                                -----------    -----------

      Net cash used in investing activities                     $(1,144,000)   $  (908,000)
                                                                -----------    -----------
                                   (Continued)



                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------
Cash flows from financing activities:
   Dividends paid on common stock                    $   (624,000)   $   (608,000)
   Proceeds from issuance of common stock                 239,000            --
   Other                                                  (25,000)        (34,000)
                                                     ------------    ------------

     Net cash used in financing activities               (410,000)       (642,000)
                                                     ------------    ------------

Net (decrease) increase in cash
   and cash equivalents                                (4,599,000)      7,261,000

Cash and cash equivalents, at beginning
   of period                                           14,459,000      11,035,000
                                                     ------------    ------------

Cash and cash equivalents, at end
   of period                                         $  9,860,000    $ 18,296,000
                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                        $     14,000    $     16,000
                                                     ============    ============

     Income taxes                                    $  1,136,000    $    193,000
                                                     ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $626,000 and $607,000 are included in accounts payable and accrued expenses as of June 30, 1998 and 1997, respectively.

During the quarter ended June 30, 1998, the Company reclassified approximately $3,007,000 from accounts receivable to notes receivable. The notes receivable are shown in the Prepaid and other current assets section of the balance sheet.

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                      WORLD FUEL SERVICES AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)   SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         The Company's revenue for the three months ended June 30, 1998 was $193,031,000, an increase of $6,724,000, or 3.6%, as compared to revenue of $186,307,000 for the corresponding period for the prior year. The Company's revenue during these periods was attributable to the following segments:

                                    THREE MONTHS ENDED JUNE 30,
                                        1998           1997
                                    ------------   ------------
                 Aviation Fueling   $ 85,276,000   $ 96,117,000
                 Marine Fueling      101,541,000     84,282,000
                 Oil Recycling         6,214,000      5,908,000
                                    ------------   ------------

                 Total Revenue      $193,031,000   $186,307,000
                                    ============   ============


         The aviation fueling segment contributed $85,276,000 in revenue for the three months ended June 30, 1998. This represented a decrease in revenue of $10,841,000, or 11.3%, as compared to the same period of the prior year. The decrease in revenue was due to a decrease in the average price per gallon sold, which resulted from a decrease in the world market price of fuels. Partially offsetting was an increase in the quantity of gallons sold. The marine fueling segment contributed $101,541,000 in revenue for the three months ended June 30, 1998, an increase of $17,259,000, or 20.5%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons sold and business expansion, partially offset by a decrease in the average sales price per metric ton sold. The oil recycling segment contributed $6,214,000 in revenue for the three months ended June 30, 1998, an increase of $306,000, or 5.2%, as compared to the same period of the prior year. The increase in revenue was due to an increase in volume of recycled oil sold, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

         The Company's gross profit of $14,856,000 for the three months ended June 30, 1998, increased $3,782,000, or 34.2%, as compared to the same period of the prior year. The Company's gross margin increased from 5.9% for the three months ended June 30, 1997, to 7.7% for the three months ended June 30, 1998. The Company's aviation fueling business achieved a 9.2% gross margin for the three months ended June 30, 1998, as compared to 5.4% achieved for the same period during the prior year. This resulted principally from the decline in the average price per gallon sold, as well as from an increase in the average gross profit per gallon sold and the addition of Baseops, which the Company acquired effective January 1998. The Company's marine fueling segment achieved a 5.1% gross margin for the three months ended June 30, 1998, as compared to a 4.5% gross margin for the same period of the prior year, the result of lower world oil prices and sustained average gross profit per metric ton sold and brokered. The gross margin in the Company's oil recycling segment decreased from 35.4% for the three months ended June 30, 1997, to 29.2% for the three months ended June 30, 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due primarily to lower world oil prices.

         Total operating expenses for the three months ended June 30, 1998 were $9,967,000, an increase of $3,287,000, or 49.2%, as compared to the same period of the prior year. The increase resulted primarily from higher salaries and wages relating principally to staff additions and performance bonuses, higher operating expenses in the aviation and marine segments related to business expansion, and a $1,196,000 higher provision for bad debts over the corresponding period during the prior year.

         The Company's income from operations for the three months ended June 30, 1998 was $4,889,000, an increase of $495,000, or 11.3%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                      THREE MONTHS ENDED JUNE 30,
                                        1998           1997
                                     -----------    -----------

                Aviation Fueling     $ 3,531,000    $ 3,174,000
                Marine Fueling         1,527,000      1,023,000
                Oil Recycling          1,013,000      1,367,000
                Corporate Overhead    (1,182,000)    (1,170,000)
                                     -----------    -----------
                Total Income from
                  Operations         $ 4,889,000    $ 4,394,000
                                     ===========    ===========

         The aviation fueling segment's income from operations was $3,531,000 for the three months ended June 30, 1998, an increase of $357,000, or 11.2%, as compared to the three months ended June 30, 1997. This resulted from an increase in the volume and average gross profit per gallon sold. Partially offsetting was an increase in operating expenses due to a higher provision for bad debts and expenses related to business expansion. The marine fueling segment earned $1,527,000 in income from operations for the three months ended June 30, 1998, an increase of $504,000 or 49.3% over the corresponding period of the prior year. This increase was primarily the result of higher volume, partially offset by higher operating expenses due to business expansion and a higher provision for bad debts. Income from operations of the oil recycling segment decreased by $354,000, or 25.9%, for the three months ended June 30, 1998, as compared to the same period of the prior year. This resulted from a decrease in gross profit due to lower world oil prices.

         Other income decreased $466,000 over the first quarter a year ago, as a result of lower earnings from the Company's aviation joint venture and lower interest income. The Company's effective income tax rate for the three months ended June 30, 1998 was 20.6%, as compared to 25.6% for the same period of the prior year. The decrease is primarily the result of a true-up of U.S. income taxes for overaccruals in prior periods.

         Net income for the three months ended June 30, 1998 was $4,081,000, an increase of $278,000, or 7.3%, as compared to net income of $3,803,000 for the three months ended June 30, 1997. Basic earnings per share of $0.33 for the three months ended June 30, 1998 exhibited a $0.02, or 6.5% increase over the $0.31 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $9,860,000 at June 30, 1998, as compared to $14,459,000 at March 31, 1998. The principal uses of cash and cash equivalents during the first three months of fiscal year 1999 were $3,045,000 used in operating activities, $1,218,000 for capital expenditures and $624,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 1998 was $63,574,000, exhibiting a $3,473,000 increase from working capital as of March 31, 1998. As of June 30, 1998, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $91,797,000, an increase of $5,555,000, as compared to the March 31, 1998 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $2,863,000. The net increase in trade credit of $2,692,000, was primarily attributable to the marine segment. The allowance for bad debts as of June 30, 1998 amounted to $4,661,000, an increase of $67,000 compared to the March 31, 1998 balance. During the first three months of fiscal year 1999, the Company charged $1,238,000 to the provision for bad debts and had charge-offs in excess of recoveries of $1,171,000.

         Prepaid and other current assets as of June 30, 1998, were $10,439,000, exhibiting an increase of $4,502,000 from the March 31, 1998 balance. The increase was largely related to the reclassification of accounts receivable to notes receivable. Accrued salaries and wages decreased $602,000 during the first quarter of the 1999 fiscal year, resulting from the payment of sales and management performance bonuses accrued for the 1998 fiscal year.

         Capital expenditures for the first three months of fiscal year 1999 consisted primarily of $522,000 for the implementation of a new financial and sales system and $362,000 in plant, machinery and equipment related to the recycled oil segment. During the balance of fiscal year 1999, the Company anticipates spending an additional $1,500,000 for the implementation of the financial and sales system and approximately $2,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Stockholders' equity amounted to $95,594,000, or $7.64 per share at June 30, 1998, compared to $91,911,000, or $7.36 per share at March 31, 1998.
This increase of $3,683,000 was due to $4,081,000 in first quarter earnings and $239,000 due to the issuance of common stock pursuant to the exercise of stock options, partially offset by the declaration of first quarter cash dividends of $626,000.

         The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 1999. The Company expects to meet its cash requirements for the balance of fiscal year 1999 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) During the three months ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: July 29, 1998                 WORLD FUEL SERVICES CORPORATION



                                         /s/ JERROLD BLAIR
                                         ---------------------------

                                         JERROLD BLAIR
                                         PRESIDENT


                                         /s/ Carlos A. Abaunza
                                         --------------------------

                                         CARLOS A. ABAUNZA
                                         CHIEF FINANCIAL OFFICER
                                         (Principal Financial and Accounting
                                         Officer)