Form 10-Q
period 1998-09-30
WORLD FUEL SERVICES CORP
filed 1998-10-30
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 20, 1998, the registrant had a total of 12,361,231 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 1998, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1999.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                                     SEPTEMBER 30,    MARCH 31,
                                                        1998            1998
                                                     ------------   ------------
CURRENT ASSETS
 Cash and cash equivalents                           $ 11,125,000   $ 14,459,000
 Accounts receivable, net of allowance for
  bad debts of $4,665,000 and $4,594,000
  at September 30 and March 31, 1998, respectively     90,047,000     81,648,000
 Inventories                                            5,468,000      5,504,000
 Prepaid expenses and other current assets             11,869,000      5,937,000
                                                     ------------   ------------
   Total current assets                               118,509,000    107,548,000
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                   1,054,000      1,054,000
 Buildings and improvements                             3,124,000      3,098,000
 Office equipment and furniture                         5,918,000      5,286,000
 Plant, machinery and equipment                        18,578,000     17,458,000
 Construction in progress                               1,262,000        230,000
                                                     ------------   ------------

                                                       29,936,000     27,126,000
Less accumulated depreciation
 and amortization                                      10,166,000      9,065,000
                                                     ------------   ------------
                                                       19,770,000     18,061,000
                                                     ------------   ------------

OTHER ASSETS:
 Unamortized cost in excess of net
  assets of acquired companies, net of
  accumulated amortization                             15,162,000     15,402,000
 Other                                                  1,708,000      2,248,000
                                                     ------------   ------------

                                                     $155,149,000   $143,259,000
                                                     ============   ============

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     SEPTEMBER 30,    MARCH 31,
                                                        1998            1998
                                                     ------------   ------------
 CURRENT LIABILITIES:
  Current maturities of long-term debt               $    113,000   $    119,000
  Accounts payable and accrued expenses                43,886,000     40,560,000
  Customer deposits                                     2,492,000      2,536,000
  Accrued salaries and wages                            2,543,000      1,851,000
  Income taxes payable                                  2,937,000      2,381,000
                                                     ------------   ------------

   Total current liabilities                           51,971,000     47,447,000
                                                     ------------   ------------

LONG-TERM LIABILITIES                                   5,839,000      3,901,000
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
   100,000 shares authorized, none issued                    --             --
  Common stock, $0.01 par value;
   25,000,000 shares authorized; 12,423,000 and
   12,481,000 shares issued and outstanding at
   September 30 and March 31, 1998, respectively          125,000        125,000
  Capital in excess of par value                       26,793,000     26,479,000
  Retained earnings                                    71,716,000     65,364,000
  Less treasury stock, at cost                          1,295,000         57,000
                                                     ------------   ------------

                                                       97,339,000     91,911,000
                                                     ------------   ------------

                                                     $155,149,000   $143,259,000
                                                     ============   ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                     1998               1997
                                                  ------------      ------------
Revenue                                           $373,351,000      $392,099,000

Cost of sales                                      343,692,000       368,792,000
                                                  ------------      ------------

Gross profit                                        29,659,000        23,307,000
                                                  ------------      ------------

Operating expenses:
 Salaries and wages                                 10,549,000         7,899,000
 Provision for bad debts                             2,072,000            14,000
 Other                                               7,928,000         5,829,000
                                                  ------------      ------------

                                                    20,549,000        13,742,000
                                                  ------------      ------------

Income from operations                               9,110,000         9,565,000

Other income, net                                      540,000         1,129,000
                                                  ------------      ------------

Income before income taxes                           9,650,000        10,694,000

Provision for income taxes                           2,049,000         2,766,000
                                                  ------------      ------------

Net income                                        $  7,601,000      $  7,928,000
                                                  ============      ============


Basic earnings per common share                   $       0.61      $       0.65
                                                  ============      ============

Weighted average shares                             12,496,000        12,163,000
                                                  ============      ============

Diluted earnings per common share                 $       0.60      $       0.64
                                                  ============      ============

Weighted average shares -- diluted                  12,708,000        12,411,000
                                                  ============      ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    1998               1997
                                                -------------     -------------
Revenue                                         $ 180,320,000     $ 205,792,000

Cost of sales                                     165,517,000       193,559,000
                                                -------------     -------------

Gross profit                                       14,803,000        12,233,000
                                                -------------     -------------

Operating expenses:
 Salaries and wages                                 5,592,000         4,202,000
 Provision for bad debts                              834,000           (28,000)
 Other                                              4,156,000         2,888,000
                                                -------------     -------------

                                                   10,582,000         7,062,000
                                                -------------     -------------

Income from operations                              4,221,000         5,171,000

Other income, net                                     287,000           410,000
                                                -------------     -------------

Income before income taxes                          4,508,000         5,581,000

Provision for income taxes                            988,000         1,456,000
                                                -------------     -------------

Net income                                      $   3,520,000     $   4,125,000
                                                =============     =============

Basic earnings per common share                 $        0.28     $        0.34
                                                =============     =============

Weighted average shares                            12,497,000        12,163,000
                                                =============     =============

Diluted earnings per common share               $        0.28     $        0.33
                                                =============     =============

Weighted average shares -- diluted                 12,653,000        12,445,000
                                                =============     =============


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------
                                                                     1998            1997
                                                                 ------------    ------------
Cash flows from operating activities:
    Net income                                                   $  7,601,000    $  7,928,000
                                                                 ------------    ------------
    Adjustments to reconcile net income
      to net cash (used in) provided by operating activities--
        Depreciation and amortization                               1,394,000       1,200,000
        Provision for bad debts                                     2,072,000          14,000
        Deferred income tax provision                                 170,000         510,000
        Other non-cash operating credits                              (69,000)       (100,000)

        Changes in assets and liabilities:
          (Increase) decrease in--
            Accounts receivable                                   (14,146,000)     (8,766,000)
            Inventories                                                36,000         962,000
            Prepaid expenses and other current assets              (1,941,000)     (1,259,000)
            Other assets                                              510,000        (746,000)

          Increase (decrease) in--
            Accounts payable and accrued expenses                   3,327,000       5,667,000
            Customer deposits                                         (44,000)       (410,000)
            Accrued salaries and wages                                692,000        (214,000)
            Income taxes payable                                      556,000       1,952,000
            Deferred compensation                                    (282,000)        (71,000)
                                                                 ------------    ------------

            Total adjustments                                      (7,725,000)     (1,261,000)
                                                                 ------------    ------------

      Net cash (used in) provided by operating activities            (124,000)      6,667,000
                                                                 ------------    ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                     (2,829,000)     (1,832,000)
    (Advances to) repayments from aviation
      joint venture                                                  (200,000)        106,000
    Issuance of notes receivable                                     (300,000)           --
    Proceeds from notes receivable                                    267,000         504,000
                                                                 ------------    ------------

        Net cash used in investing activities                    $ (3,062,000)   $ (1,222,000)
                                                                 ------------    ------------

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                          1998              1997
                                                       ------------    ------------
 Cash flows from financing activities:
    Dividends paid on common stock                     $ (1,250,000)   $ (1,216,000)
    Borrowings under revolving credit facility              862,000            --
    Repayment of long-term debt                             (56,000)        (70,000)
    Proceeds from issuance of common stock                  296,000            --
                                                       ------------    ------------

      Net cash used in financing activities                (148,000)     (1,286,000)
                                                       ------------    ------------

Net (decrease) increase in cash and cash equivalents     (3,334,000)      4,159,000

Cash and cash equivalents, at beginning of period        14,459,000      11,035,000
                                                       ------------    ------------

Cash and cash equivalents, at end of period            $ 11,125,000    $ 15,194,000
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                         $     74,000    $     27,000
                                                       ============    ============

      Income taxes                                     $  1,488,000    $    345,000
                                                       ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $623,000 and $608,000 are included in accounts payable and accrued expenses as of September 30, 1998 and 1997, respectively.

During the six months ended September 30, 1998, the Company borrowed $1,238,000 for the repurchase of the Company's common stock. The repurchased common stock is shown in the treasury stock section of the balance sheet. The stock purchases were made pursuant to an August 1998 Board of Directors authorization to repurchase up to $6,000,000 of the Company's common stock.

During the six months ended September 30, 1998, the Company reclassified approximately $3,675,000 from accounts receivable to notes receivable. The notes receivable are shown in the Prepaid and other current assets section of the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE
SIX MONTHS ENDED SEPTEMBER 30, 1997

         The Company's revenue for the six months ended September 30, 1998 was $373,351,000, a decrease of $18,748,000, or 4.8%, as compared to revenue of $392,099,000 for the corresponding period of the prior year, the result of a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:


                                    SIX MONTHS ENDED SEPTEMBER 30,
                                        1998             1997
                                    ------------     ------------
               Aviation Fueling     $162,577,000     $195,454,000
               Marine Fueling        198,514,000      183,711,000
               Oil Recycling          12,260,000       12,934,000
                                    ------------     ------------

               Total Revenue        $373,351,000     $392,099,000
                                    ============     ============


         The aviation fueling segment contributed $162,577,000 in revenue for the six months ended September 30, 1998. This represented a decrease in revenue of $32,877,000, or 16.8%, as compared to the same period of the prior year. The decrease in revenue was due to decreases in the average price per gallon and the volume of gallons sold. The marine fueling segment contributed $198,514,000 in revenue for the six months ended September 30, 1998, an increase of $14,803,000, or 8.1%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons sold, partially offset by a decrease in the average sales price per metric ton sold. The oil recycling segment contributed $12,260,000 in revenue for the six months ended September 30, 1998, a decrease of $674,000, or 5.2%, as compared to the same period of the prior year. The decrease in revenue was due to a decrease in the average sales price per gallon of recycled oil sold, partially offset by an increase in volume of recycled oil sold and higher used oil and waste water collection revenue.

         The Company's gross profit of $29,659,000 for the six months ended September 30, 1998 increased $6,352,000, or 27.3%, as compared to the same period of the prior year. The Company's gross margin increased from 5.9% for the six months ended September 30, 1997, to 7.9% for the six months ended September 30, 1998. The Company's aviation fueling business achieved a 9.1% gross margin for the six months ended September 30, 1998, as compared to 5.5% achieved for the same period during the prior year. This resulted principally from a decline in the average price per gallon sold, as well as an increase in the average gross profit per gallon and the addition of Baseops, an aviation services company which the Company acquired effective January 1998. The Company's marine fueling segment achieved a 5.9% gross margin for the six months ended September 30, 1998, as compared to a 4.5% gross margin for the same period of the prior year. This was the result of lower world oil prices and a higher average gross profit per metric ton sold. The gross margin in the Company's oil recycling segment decreased from 32.5% for the six months ended September 30, 1997, to 25.3% for the six months ended September 30, 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due primarily to lower fuel prices and the fixed costs of this segment.

         Total operating expenses for the six months ended September 30, 1998 were $20,549,000, an increase of $6,807,000, or 49.5%, as compared to the same period of the prior year. The increase resulted primarily from higher salaries and wages relating principally to staff additions and performance bonuses, higher operating expenses in the aviation and marine segments related to business expansion, and a $2,058,000 higher provision for bad debts over the corresponding period during the prior year.

The Company's income from operations for the six months ended September 30, 1998 was $9,110,000, a decrease of $455,000, or 4.8%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                    SIX MONTHS ENDED SEPTEMBER 30,
                                        1998             1997
                                    ------------     ------------
               Aviation Fueling      $ 6,282,000      $ 6,868,000
               Marine Fueling          4,065,000        2,557,000
               Oil Recycling           1,413,000        2,769,000
               Corporate Overhead     (2,650,000)      (2,629,000)
                                     -----------      -----------
               Total Income from
                Operations           $ 9,110,000      $ 9,565,000
                                     ===========      ===========

         The aviation fueling segment's income from operations was $6,282,000 for the six months ended September 30, 1998, a decrease of $586,000, or 8.5%, as compared to the six months ended September 30, 1997. This resulted from a decrease in the volume of gallons sold and an increase in operating expenses due to a higher provision for bad debts and expenses related to business expansion. Partially offsetting was a higher average gross profit per gallon sold and an increase in service revenue. The marine fueling segment earned $4,065,000 in income from operations for the six months ended September 30, 1998, an increase of $1,508,000, or 59.0%, over the corresponding period of the prior year. This increase was primarily the result of a higher volume and average gross profit per metric ton, partially offset by higher operating expenses due to business expansion and a higher provision for bad debts. Income from operations of the oil recycling segment decreased by $1,356,000, or 49.0%, for the six months ended September 30, 1998, as compared to the same period of the prior year. This resulted from a decrease in gross profit, partially offset by an increase in gallons of recycled oil sold.

         Other income for the six months ended September 30, 1998 decreased $589,000, or 52.2% over the corresponding period of the prior year, as a result of lower earnings from the Company's aviation joint venture and lower interest income. The Company's effective income tax rate for the six months ended September 30, 1998 was 21.2%, as compared to 25.9% for the same period of the prior year. This decrease is the result of a true-up of U.S. income taxes for overaccruals in prior periods and an overall decline in foreign taxes.

         Net income for the six months ended September 30, 1998 was $7,601,000, a decrease of $327,000, or 4.1%, as compared to net income of $7,928,000 for the six months ended September 30, 1997. Diluted earnings per share of $0.60 for the six months ended September 30, 1998 exhibited a $0.04, or 6.3% decrease over the $0.64 achieved during the same period of the prior year.

THE THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's revenue for the three months ended September 30, 1998 was $180,320,000, a decrease of $25,472,000, or 12.4%, as compared to revenue of $205,792,000 for the corresponding period of the prior year, the result of a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:


                                    THREE MONTHS ENDED SEPTEMBER 30,
                                        1998             1997
                                    ------------     ------------
               Aviation Fueling     $ 77,301,000     $ 99,337,000
               Marine Fueling         96,973,000       99,429,000
               Oil Recycling           6,046,000        7,026,000
                                    ------------     ------------
               Total Revenue        $180,320,000     $205,792,000
                                    ============     ============

         The aviation fueling segment contributed $77,301,000 in revenue for the three months ended September 30, 1998. This represented a decrease in revenue of $22,036,000, or 22.2%, as compared to the same period of the prior year. The decrease in revenue was due to decreases in the average price per gallon and the volume of gallons sold. The marine fueling segment contributed $96,973,000 in revenue for the three months ended September 30, 1998, a decrease of $2,456,000, or 2.5%, over the corresponding period of the prior year. The decrease in revenue was related primarily to a decrease in the average sales price per metric ton sold, partially offset by an increase in the volume of metric tons sold. The oil recycling segment contributed $6,046,000 in revenue for the three months ended September 30, 1998, a decrease of $980,000, or 13.9%, as compared to the same period of the prior year. The decrease in revenue was due to a decrease in the average sales price per gallon of recycled oil sold and a decrease in the volume of recycled oil sold, partially offset by higher used oil and waste water collection revenue.

         The Company's gross profit of $14,803,000 for the three months ended September 30, 1998, increased $2,570,000, or 21.0%, as compared to the same period of the prior year. The Company's gross margin increased from 5.9% for the three months ended September 30, 1997, to 8.2% for the three months ended September 30, 1998. The Company's aviation fueling business achieved a 9.0% gross margin for the three months ended September 30, 1998, as compared to 5.7% achieved for the same period during the prior year. This resulted principally from the decline in the average price per gallon sold, as well as from an increase in the average gross profit per gallon sold and the addition of Baseops. The Company's marine fueling segment achieved a 6.8% gross margin for the three months ended September 30, 1998, as compared to a 4.5% gross margin for the same period of the prior year. This resulted from a decrease in the average price of metric ton sold and a higher average gross profit per metric ton sold. The gross margin in the Company's oil recycling segment decreased from 30.0% for the three months ended September 30, 1997, to 21.3%, for the three months ended September 30, 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due to lower fuel prices and the fixed costs of this segment.

         Total operating expenses for the three months ended September 30, 1998 were $10,582,000, an increase of $3,520,000, or 49.8%, as compared to the same period of the prior year. The increase resulted primarily from higher salaries and wages relating principally to staff additions and performance bonuses, higher operating expenses in the aviation and marine segments, and a $862,000 higher provision for bad debts over the corresponding period during the prior year.

         The Company's income from operations for the three months ended September 30, 1998 was $4,221,000, a decrease of $950,000, or 18.4%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                    THREE MONTHS ENDED SEPTEMBER 30,
                                        1998             1997
                                    ------------     ------------
               Aviation Fueling      $ 2,751,000      $ 3,694,000
               Marine Fueling          2,538,000        1,534,000
               Oil Recycling             400,000        1,402,000
               Corporate Overhead     (1,468,000)      (1,459,000)
                                     -----------      -----------
               Total Income from
                Operations           $ 4,221,000      $ 5,171,000
                                     ===========      ===========

         The aviation fueling segment's income from operations was $2,751,000 for the three months ended September 30, 1998, a decrease of $943,000, or 25.5%, as compared to the three months ended September 30, 1997. This resulted from a decrease in volume and an increase in operating expenses due to a higher provision for bad debts and expenses related to Baseops. Partially offsetting was a higher average gross profit per gallon sold and an increase in service revenue. The marine fueling segment earned $2,538,000 in income from operations for the three months ended September 30, 1998, an increase of $1,004,000, or 65.4%, over the corresponding period of the prior year. This increase was primarily the result of a higher volume and average gross profit per metric ton sold, partially offset by higher operating expenses due to an increase in the provision for bad debts and performance based bonuses. Income from operations of the oil recycling segment decreased by $1,002,000, or 71.5%, for the three months ended September 30, 1998, as compared to the same period of the prior year. This resulted from a decrease in the gallons of recycled oil sold as well as a decrease in gross profit due to lower world oil prices and the fixed costs of this segment.

         Other income decreased $123,000, or 30.0%, over the same period a year ago, primarily as a result of lower earnings from the aviation joint venture and lower interest income. The Company's effective income tax rate for the three months ended September 30, 1997 was 21.9%, as compared to 26.1% for the same period of the prior year. The decrease is the result of an overall decline in foreign taxes.

         Net income for the three months ended September 30, 1998 was $3,520,000, a decrease of $605,000, or 14.7%, as compared to net income of $4,125,000 for the three months ended September 30, 1997. Diluted earnings per share of $0.28 for the three months ended September 30, 1998 exhibited a $0.05, or 15.2% decrease over the $0.33 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $11,125,000 at September 30, 1998, as compared to $14,459,000 at March 31, 1998. The principal uses of cash and cash equivalents during the first six months of fiscal year 1999 were $2,829,000 for capital expenditures and $1,250,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of September 30, 1998 was $66,538,000 exhibiting a $6,437,000 increase from working capital as of March 31, 1998. As of September 30, 1998, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $94,712,000, an increase of $8,470,000, as compared to the March 31, 1998 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $3,282,000. The net increase in trade credit of $5,188,000 was primarily attributable to the marine segment. The allowance for bad debts as of September 30, 1998 amounted to $4,665,000, an increase of $71,000 compared to the March 31, 1998 balance. During the first six months of fiscal year 1999, the Company charged $2,072,000 to the provision for bad debts and had charge-offs in excess of recoveries of $2,001,000.

         Prepaid and other current assets as of September 30, 1998 were $11,869,000, exhibiting an increase of $5,932,000 from the March 31, 1998 balance. The increase was largely related to the reclassification of accounts receivable to notes receivable. Accrued salaries and wages increased $692,000 during the first six months of the 1999 fiscal year, resulting from higher performance bonuses, primarily in the Company's marine segment.

         Capital expenditures for the first six months of fiscal year 1999 consisted primarily of $966,000 for the implementation of a new financial and sales information system and $1,196,000 in plant, machinery and equipment related to the oil recycling segment. During the balance of fiscal year 1999, the Company anticipates spending approximately $1,500,000 for the implementation of the financial and sales system and $2,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 over the next several years to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Stockholders' equity amounted to $97,339,000, or $7.84 per share at September 30, 1998, compared to $91,911,000, or $7.36 per share at March 31, 1998. This increase of $5,428,000 was due to $7,601,000 in earnings for the six months ended September 30, 1998, partially offset by $1,249,000 in declared dividends and $1,238,000 for the purchase of treasury stock.

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

YEAR 2000 ISSUE

         The Company has been evaluating date-sensitive software and equipment for Year 2000 compliance. The financial and sales system upgrade that the Company is currently implementing is expected to be completed before the end of fiscal year 1999, and is Year 2000 compliant. There can be no assurance that there will not be an adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on August 17, 1998.

         The matters voted on at the annual meeting were: to elect the Directors of the Company and to increase the number of shares of Common Stock authorized under the Company's 1996 Employee Stock Option Plan from 750,000 shares to 1,250,000 shares. All of the Company's director nominees were elected and the increase in the 1996 Employee Stock Option Plan was adopted.

         ELECTION OF DIRECTORS

            NAME OF DIRECTOR         VOTES FOR         VOTES AGAINST
            ----------------         ---------         -------------
         1. Ralph R. Weiser          10,099,583          402,269
         2. Jerrold Blair            10,099,734          402,118
         3. Ralph R. Feuerring       10,099,134          402,718
         4. John R. Benbow           10,099,734          402,118
         5. Phillip S. Bradley       10,097,559          402,293
         6. Myles Klein              10,099,734          402,118
         7. Michael J. Kasbar        10,099,734          402,118
         8. Paul H. Stebbins         10,099,734          402,118
         9. Luis R. Tinoco           10,098,609          403,243

          INCREASE IN NUMBER OF SHARES OF COMMON STOCK RESERVED
          UNDER THE 1996 EMPLOYEE STOCK OPTION PLAN


            VOTES FOR            VOTES AGAINST           VOTES ABSTAINED
            ---------            -------------           ---------------
            7,987,100               660,740                  59,617

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) During the three months ended September 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: October 28, 1998       WORLD FUEL SERVICES CORPORATION


                             By: /S/ JERROLD BLAIR
                                 -----------------------------------
                                 JERROLD BLAIR
                                 PRESIDENT

                             By: /S/ CARLOS A. ABAUNZA
                                 -----------------------------------
                                 CARLOS A. ABAUNZA
                                 CHIEF FINANCIAL OFFICER
                                 (Principal Financial and Accounting Officer)