Form 10-Q
period 1998-12-31
WORLD FUEL SERVICES CORP
filed 1999-02-02
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] NO [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of January 26, 1999, the registrant had a total of 12,206,277 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the nine months ended December 31, 1998, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 1999.


                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                      DECEMBER 31, 1998    MARCH 31, 1998
                                                      -----------------    --------------
CURRENT ASSETS:
Cash and cash equivalents                               $ 11,833,000        $ 14,459,000
Accounts receivable, net of allowance for
 bad debts of $4,663,000 and $4,594,000
 at December 31 and March 31, 1998, respectively          89,026,000          81,648,000
Inventories                                                5,476,000           5,504,000
Prepaid expenses and other current assets                 11,868,000           5,937,000
                                                        ------------        ------------

  Total current assets                                   118,203,000         107,548,000
                                                        ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land                                                       1,054,000           1,054,000
Buildings and improvements                                 3,155,000           3,098,000
Office equipment and furniture                             6,171,000           5,286,000
Plant, machinery and equipment                            19,119,000          17,458,000
Construction in progress                                   1,876,000             230,000
                                                        ------------        ------------

                                                          31,375,000          27,126,000
Less accumulated depreciation
 and amortization                                         10,659,000           9,065,000
                                                        ------------        ------------

                                                          20,716,000          18,061,000
                                                        ------------        ------------
OTHER ASSETS:
Unamortized cost in excess of net
 assets of acquired companies, net of
 accumulated amortization                                 15,214,000          15,402,000
Other                                                      2,759,000           2,248,000
                                                        ------------        ------------

                                                        $156,892,000        $143,259,000
                                                        ============        ============

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     DECEMBER 31, 1998    MARCH 31, 1998
                                                     -----------------    --------------
CURRENT LIABILITIES:
Current maturities of long-term debt                   $    123,000        $    119,000
Accounts payable and accrued expenses                    41,731,000          40,560,000
Customer deposits                                         2,806,000           2,536,000
Accrued salaries and wages                                2,379,000           1,851,000
Income taxes payable                                        875,000           2,381,000
                                                        ------------        ------------

   Total current liabilities                             47,914,000          47,447,000
                                                       ------------        ------------

LONG-TERM LIABILITIES                                    10,723,000           3,901,000
                                                       ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value;
 100,000 shares authorized, none issued                          --                  --
Common stock, $0.01 par value;
 25,000,000 shares authorized; 12,222,000 and
 12,481,000 shares issued and outstanding at
 December 31 and March 31, 1998, respectively               125,000             125,000
Capital in excess of par value                           26,782,000          26,479,000
Retained earnings                                        75,083,000          65,364,000
Less treasury stock, at cost                              3,735,000              57,000
                                                       ------------        ------------

                                                         98,255,000          91,911,000
                                                       ------------        ------------

                                                       $156,892,000        $143,259,000
                                                       ============        ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                     NINE MONTHS ENDED DECEMBER 31,
                                     -----------------------------
                                         1998            1997
                                     ------------    ------------

Revenue                              $561,160,000    $600,978,000

Cost of sales                         517,286,000     565,216,000
                                     ------------    ------------

Gross profit                           43,874,000      35,762,000
                                     ------------    ------------

Operating expenses:
   Salaries and wages                  15,884,000      12,301,000
   Provision for bad debts              2,360,000         217,000
   Other                               11,970,000       9,075,000
                                     ------------    ------------

                                       30,214,000      21,593,000
                                     ------------    ------------

Income from operations                 13,660,000      14,169,000

Other income, net                       1,091,000       1,702,000
                                     ------------    ------------

Income before income taxes             14,751,000      15,871,000

Provision for income taxes              3,171,000       3,795,000
                                     ------------    ------------

Net income                           $ 11,580,000    $ 12,076,000
                                     ============    ============


Basic earnings per common share      $       0.93    $       0.99
                                     ============    ============

Weighted average shares                12,432,000      12,163,000
                                     ============    ============

Diluted earnings per common share    $       0.92    $       0.97
                                     ============    ============

Weighted average shares - diluted      12,611,000      12,445,000
                                     ============    ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                    THREE MONTHS ENDED DECEMBER 31,
                                    ------------------------------
                                         1998            1997
                                     ------------    ------------

Revenue                              $187,809,000    $208,879,000

Cost of sales                         173,594,000     196,424,000
                                     ------------    ------------

Gross profit                           14,215,000      12,455,000
                                     ------------    ------------

Operating expenses:
   Salaries and wages                   5,335,000       4,402,000
   Provision for bad debts                288,000         203,000
   Other                                4,042,000       3,246,000
                                     ------------    ------------

                                        9,665,000       7,851,000
                                     ------------    ------------

Income from operations                  4,550,000       4,604,000

Other income, net                         551,000         573,000
                                     ------------    ------------

Income before income taxes              5,101,000       5,177,000

Provision for income taxes              1,122,000       1,029,000
                                     ------------    ------------

Net income                           $  3,979,000    $  4,148,000
                                     ============    ============


Basic earnings per common share      $       0.32    $       0.34
                                     ============    ============

Weighted average shares                12,304,000      12,163,000
                                     ============    ============

Diluted earnings per common share    $       0.32    $       0.33
                                     ============    ============

Weighted average shares - diluted      12,399,000      12,501,000
                                     ============    ============

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                      1998             1997
                                                                  ------------     ------------
Cash flows from operating activities:
    Net income                                                    $ 11,580,000     $ 12,076,000
                                                                  ------------     ------------
    Adjustments to reconcile net income
      to net cash provided by operating activities -
         Depreciation and amortization                               2,090,000        1,769,000
         Provision for bad debts                                     2,360,000          217,000
         Deferred income tax provision                                 185,000          508,000
         Other non-cash operating credits                             (115,000)        (424,000)

         Changes in assets and liabilities:
           (Increase) decrease in -
             Accounts receivable                                   (15,566,000)      (9,605,000)
             Inventories                                                28,000       (1,677,000)
             Prepaid expenses and other current assets                (928,000)      (1,919,000)
             Other assets                                              354,000           80,000

           Increase (decrease) in -
             Accounts payable and accrued expenses                   1,182,000        7,691,000
             Customer deposits                                         270,000         (310,000)
             Accrued salaries and wages                                528,000          208,000
             Income taxes payable                                   (1,506,000)       1,662,000
             Deferred compensation                                    (272,000)         (44,000)
                                                                  ------------     ------------

             Total adjustments                                     (11,390,000)      (1,844,000)
                                                                  ------------     ------------

      Net cash provided by operating activities                        190,000       10,232,000
                                                                  ------------     ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                      (4,340,000)      (2,279,000)
    Advances to aviation joint venture, net                           (885,000)        (259,000)
    Issuance of notes receivable                                      (300,000)            --
    Proceeds from notes receivable                                     913,000          655,000
                                                                  ------------     ------------

         Net cash used in investing activities                    $ (4,612,000)    $ (1,883,000)
                                                                  ------------     ------------

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)


                                                             NINE MONTHS ENDED DECEMBER 31,
                                                             -----------------------------
                                                                 1998             1997
                                                             ------------     ------------
Cash flows from financing activities:
    Dividends paid on common stock                           $ (1,873,000)    $ (1,824,000)
    Borrowings under revolving credit facility, net             3,460,000             --
    Repayment of long-term debt                                   (87,000)         (96,000)
    Proceeds from issuance of common stock                        296,000             --
                                                             ------------     ------------

      Net cash provided by (used in) financing activities       1,796,000       (1,920,000)
                                                             ------------     ------------

Net (decrease) increase in cash and cash equivalents           (2,626,000)       6,429,000

Cash and cash equivalents, at beginning of period              14,459,000       11,035,000
                                                             ------------     ------------

Cash and cash equivalents, at end of period                  $ 11,833,000     $ 17,464,000
                                                             ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                               $    147,000     $     87,000
                                                             ============     ============

    Income taxes                                             $  4,577,000     $  1,583,000
                                                             ============     ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $613,000 and $608,000 are included in accounts payable and accrued expenses as of December 31, 1998 and 1997, respectively.

During the nine months ended December 31, 1998, the Company borrowed $3,540,000 for the repurchase of 289,600 shares of the Company's common stock. The repurchased common stock is shown in the treasury stock section of the balance sheet. The stock purchases were made pursuant to an August 1998 Board of Directors authorization to repurchase up to $6,000,000 of the Company's common stock. The Company also received 10,754 shares of the Company's common stock from the escrowed shares related to the acquisition of the Baseops group, in settlement for $138,000 of uncollectible accounts receivable.

During the nine months ended December 31, 1998, the Company reclassified approximately $5,828,000 from accounts receivable to notes receivable. The notes receivable are shown in the Prepaid and other current assets and in the Other assets sections of the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

THE NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

      The Company's revenue for the nine months ended December 31, 1998 was $561,160,000, a decrease of $39,818,000, or 6.6%, as compared to revenue of $600,978,000 for the corresponding period of the prior year, the result of a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                          NINE MONTHS ENDED DECEMBER 31,
                                             1998             1997
                                          ------------    -------------

          Aviation Fueling                $243,999,000    $291,852,000
          Marine Fueling                   299,004,000     289,367,000
          Oil Recycling                     18,157,000      19,759,000
                                          ------------    ------------

          Total Revenue                   $561,160,000    $600,978,000
                                          ============    ============

      The aviation fueling segment contributed $243,999,000 in revenue for the nine months ended December 31, 1998. This represented a decrease in revenue of $47,853,000, or 16.4%, as compared to the same period of the prior year. The decrease in revenue was due to decreases in the average price per gallon and the volume of gallons sold. The marine fueling segment contributed $299,004,000 in revenue for the nine months ended December 31, 1998, an increase of $9,637,000, or 3.3%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the volume of metric tons sold, partially offset by a decrease in the average sales price per metric ton sold. The oil recycling segment contributed $18,157,000 in revenue for the nine months ended December 31, 1998, a decrease of $1,602,000, or 8.1%, as compared to the same period of the prior year. The decrease in revenue was due to decreases in the volume and average sales price per gallon of recycled oil sold, partially offset by higher used oil and waste water collection revenue.

      The Company's gross profit of $43,874,000 for the nine months ended December 31, 1998 increased $8,112,000, or 22.7%, as compared to the same period of the prior year. The Company's gross margin increased from 6.0% for the nine months ended December 31, 1997, to 7.8% for the nine months ended December 31, 1998. The Company's aviation fueling business achieved a 9.1% gross margin for the nine months ended December 31, 1998, as compared to 5.6% achieved for the same period during the prior year. This resulted principally from a decline in the average price per gallon sold, as well as an increase in the average gross profit per gallon and the addition of Baseops, an aviation services company which the Company acquired effective January 1998. The Company's marine fueling segment achieved a 5.6% gross margin for the nine months ended December 31, 1998, as compared to a 4.6% gross margin for the same period of the prior year. This was the result of lower world oil prices. The gross margin in the Company's oil recycling segment decreased from 30.3% for the nine months ended December 31, 1997, to 26.0% for the nine months ended December 31, 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due primarily to lower fuel prices and the fixed costs of this segment.

      Total operating expenses for the nine months ended December 31, 1998 were $30,214,000, an increase of $8,621,000, or 39.9%, as compared to the same period of the prior year. The increase resulted primarily from the inclusion of operating expenses for the Baseops companies, an increase in the provision for bad debts in the aviation and marine segments, and expenses incurred in business expansion activities.

      The Company's income from operations for the nine months ended December 31, 1998 was $13,660,000, a decrease of $509,000, or 3.6%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                         NINE MONTHS ENDED DECEMBER 31,
                                              1998            1997
                                         -------------    ------------

          Aviation Fueling                $  9,999,000    $ 10,023,000
          Marine Fueling                     5,878,000       4,359,000
          Oil Recycling                      2,006,000       3,773,000
          Corporate Overhead                (4,223,000)     (3,986,000)
                                          ------------    ------------

          Total Income from Operations    $ 13,660,000    $ 14,169,000
                                          ============    ============

      The aviation fueling segment's income from operations was $9,999,000 for the nine months ended December 31, 1998, a decrease of $24,000, or 0.2%, as compared to the nine months ended December 31, 1997. This resulted from a decrease in the volume of gallons sold and an increase in operating expenses, as previously discussed. Largely offsetting was a higher average gross profit per gallon sold. The marine fueling segment earned $5,878,000 in income from operations for the nine months ended December 31, 1998, an increase of $1,519,000, or 34.8%, over the corresponding period of the prior year. This increase was primarily the result of a higher volume of metric tons traded, partially offset by higher operating expenses, as previously discussed. Income from operations of the oil recycling segment decreased by $1,767,000, or 46.8%, for the nine months ended December 31, 1998, as compared to the same period of the prior year. This resulted from a decrease in gross profit due to lower world oil prices and higher operating expenses.

      Other income for the nine months ended December 31, 1998 decreased $611,000, or 35.9% over the corresponding period of the prior year, as a result of lower earnings from the Company's aviation joint venture. The Company's effective income tax rate for the nine months ended December 31, 1998 was 21.5%, as compared to 23.9% for the same period of the prior year. This decrease is the result of a true-up of U.S. income taxes for overaccruals in prior periods and an overall decline in foreign taxes.

      Net income for the nine months ended December 31, 1998 was $11,580,000, a decrease of $496,000, or 4.1%, as compared to net income of $12,076,000 for the nine months ended December 31, 1997. Diluted earnings per share of $0.92 for the nine months ended December 31, 1998 exhibited a $0.05, or 5.2% decrease over the $0.97 achieved during the same period of the prior year.

THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

      The Company's revenue for the three months ended December 31, 1998 was $187,809,000, a decrease of $21,070,000, or 10.1%, as compared to revenue of $208,879,000 for the corresponding period of the prior year, the result of a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                   THREE MONTHS ENDED DECEMBER 31,
                                        1998            1997
                                   ------------    --------------

                Aviation Fueling    $ 81,422,000    $ 96,398,000
                Marine Fueling       100,490,000     105,656,000
                Oil Recycling          5,897,000       6,825,000
                                    ------------    ------------

                Total Revenue       $187,809,000    $208,879,000
                                    ============    ============

      The aviation fueling segment contributed $81,422,000 in revenue for the three months ended December 31, 1998. This represented a decrease in revenue of $14,976,000, or 15.5%, as compared to the same period of the prior year. The decrease in revenue was largely due to a lower average price per gallon sold, as well as a lower volume of gallons sold. The marine fueling segment contributed $100,490,000 in revenue for the three months ended December 31, 1998, a decrease of $5,166,000, or 4.9%, over the corresponding period of the prior year. The decrease in revenue was related primarily to a decrease in the average sales price per metric ton sold, partially offset by an increase in the volume of metric tons sold. The oil recycling segment contributed $5,897,000 in revenue for the three months ended December 31, 1998, a decrease of $928,000, or 13.6%, as compared to the same period of the prior year. The decrease in revenue was due to a decrease in the average sales price per gallon of recycled oil sold and a decrease in the volume of recycled oil sold, partially offset by higher used oil and waste water collection revenue.

      The Company's gross profit of $14,215,000 for the three months ended December 31, 1998, increased $1,760,000, or 14.1%, as compared to the same period of the prior year. The Company's gross margin increased from 6.0% for the three months ended December 31, 1997, to 7.6% for the three months ended December 31, 1998. The Company's aviation fueling business achieved a 9.3% gross margin for the three months ended December 31, 1998, as compared to 5.8% achieved for the same period during the prior year. This resulted principally from the decline in the average price per gallon sold, as well as from an increase in the average gross profit per gallon sold and the addition of Baseops. The Company's marine fueling segment achieved a 5.0% gross margin for the three months ended December 31, 1998, as compared to a 4.8% gross margin for the same period of the prior year. This resulted from a decrease in the average price per metric ton. The gross margin in the Company's oil recycling segment increased from 26.0% for the three months ended December 31, 1997, to 27.5% for the three months ended December 31, 1998. This increase resulted from higher used oil and wastewater collection revenue, and a higher gross profit per gallon of recycled oil sold.

      Total operating expenses for the three months ended December 31, 1998 were $9,665,000, an increase of $1,814,000, or 23.1%, as compared to the same period of the prior year. The increase resulted primarily from the inclusion of operating expenses for the Baseops group of companies.

      The Company's income from operations for the three months ended December 31, 1998 was $4,550,000, a decrease of $54,000, or 1.2%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                         THREE MONTHS ENDED DECEMBER 31,
                                              1998            1997
                                          -----------     -------------

          Aviation Fueling                $ 3,717,000     $ 3,155,000
          Marine Fueling                    1,813,000       1,802,000
          Oil Recycling                       593,000       1,004,000
          Corporate Overhead               (1,573,000)     (1,357,000)
                                          -----------     -----------

          Total Income from Operations    $ 4,550,000     $ 4,604,000
                                          ===========     ===========

      The aviation fueling segment's income from operations was $3,717,000 for the three months ended December 31, 1998, an increase of $562,000, or 17.8%, as compared to the three months ended December 31, 1997. This resulted from an increase in the average gross profit per gallon sold, partially offset by a decrease in volume and an increase in operating expenses due to a higher provision for bad debts, and expenses related to Baseops and business expansion activities. The marine fueling segment earned $1,813,000 in income from operations for the three months ended December 31, 1998, consistent with the corresponding period of the prior year. Income from operations of the oil recycling segment decreased by $411,000, or 40.9%, for the three months ended December 31, 1998, as compared to the same period of the prior year. This segment was adversely impacted by the significantly lower world oil prices, which reduced gross profit, and an increase in operating expenses.

      Net income for the three months ended December 31, 1998 was $3,979,000, a decrease of $169,000, or 4.1%, as compared to net income of $4,148,000 for the three months ended December 31, 1997. Diluted earnings per share of $0.32 for the three months ended December 31, 1998 exhibited a $0.01, or 3.0% decrease over the $0.33 achieved during the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents amounted to $11,833,000 at December 31, 1998, as compared to $14,459,000 at March 31, 1998. The principal uses of cash and cash equivalents during the nine months of fiscal 1999 were $4,340,000 for capital expenditures and $1,873,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

      Working capital as of December 31, 1998 was $70,289,000 exhibiting a $10,188,000 increase from working capital as of March 31, 1998. As of December 31, 1998, the Company's accounts receivable, excluding the allowance for bad debts, amounted to $93,689,000, an increase of $7,447,000, as compared to the March 31, 1998 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $1,441,000. The net increase in trade credit of $6,006,000 was primarily attributable to the marine segment. The allowance for bad debts as of December 31, 1998 amounted to $4,663,000, an increase of $69,000 compared to the March 31, 1998 balance. During the nine months of fiscal 1999, the Company charged $2,360,000 to the provision for bad debts and had charge-offs in excess of recoveries of $2,291,000.

      Prepaid and other current assets as of December 31, 1998 were $11,868,000, exhibiting an increase of $5,931,000 from the March 31, 1998 balance. The increase was largely related to the reclassification of $5,828,000 in accounts receivable to notes receivable. Accrued salaries and wages increased $528,000 during the nine months of fiscal 1999, resulting from higher performance bonuses.

      Capital expenditures for the nine months of fiscal 1999 consisted primarily of $1,485,000 for the implementation of a new financial and sales information system and $1,982,000 in plant, machinery and equipment related to the oil recycling segment. During the fourth quarter of fiscal 1999, the Company anticipates spending approximately $800,000 to complete the implementation of the financial and sales system and $500,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 sometime in the future, if and when it may be required to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

      Stockholders' equity amounted to $98,255,000, or $8.04 per share at December 31, 1998, compared to $91,911,000, or $7.36 per share at March 31, 1998. This increase of $6,344,000 was due to $11,580,000 in earnings for the nine months ended December 31, 1998 and $296,000 from the issuance of common stock, partially offset by $1,862,000 in declared dividends and $3,540,000 for the purchase of treasury stock.

      The Company's working capital requirements are not expected to vary substantially for the fourth quarter of fiscal 1999. The Company expects to meet its cash requirements for the balance of fiscal 1999 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.


YEAR 2000 ISSUE

      The Company has been evaluating date-sensitive software and equipment for Year 2000 compliance. The Company is currently implementing a financial and sales system, which is Year 2000 compliant, and is expected to be completed by September 30, 1999. There can be no assurance that there will not be an adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

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

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            27  Financial Data Schedule (for SEC use only).

            (a) During the three months ended December 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATE: February 2, 1999        WORLD FUEL SERVICES CORPORATION

                                          By:   /s/ JERROLD BLAIR
                                                ------------------------
                                                JERROLD BLAIR
                                                PRESIDENT


                                          By:   /s/ CARLOS A. ABAUNZA
                                                ------------------------
                                                CARLOS A. ABAUNZA
                                                CHIEF FINANCIAL OFFICER
                                                (Principal Financial and
                                                Accounting Officer)