Form 10-K
period 1999-03-31
WORLD FUEL SERVICES CORP
filed 1999-06-04
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-2459427
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
           MIAMI SPRINGS, FLORIDA                         33166
-------------------------------------------        ------------------
 (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, including area code: (305) 884-2001

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS:                           ON WHICH REGISTERED:
       -----------------------                     -----------------------------
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

         The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $149,300,000 (computed by reference to the closing sale price as of May 19, 1999).

         The registrant had 12,187,777 outstanding shares of common stock, par value $.01 per share, as of May 19, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III - Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
ITEM 1.    Business
            General                                                         1
            History                                                         1
            Description of Business                                         2
                Aviation Fuel Services                                      2
                Marine Fuel Services                                        2
                Oil Recycling                                               3
                Potential Risks and Insurance                               4
                Regulation                                                  6
ITEM 2.    Properties                                                       9
ITEM 3.    Legal Proceedings                                               11
ITEM 4.    Submission of Matters to a Vote of Security Holders             11
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             12
ITEM 6.    Selected Financial Data                                         13
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14
ITEM 7A    Qualitative and Quantitative Disclosures about Market Risk      22
ITEM 8.    Financial Statements and Supplementary Data                     23
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             23
ITEM 10.   Directors and Executive Officers of the Registrant              24
ITEM 11.   Executive Compensation                                          24
ITEM 12    Security Ownership of Certain Beneficial Owners
           and Management                                                  24
ITEM 13    Certain Relationships and Related Transactions                  24
ITEM 14    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     25

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

HISTORY

The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fuel services business through ten subsidiaries and a joint venture, with principal offices in Florida, Texas, England, Singapore, Mexico, Ecuador and Costa Rica. The Company conducts its marine fuel services business through nine subsidiaries with principal offices in New Jersey, California, Washington, England, Costa Rica, South Korea and Singapore, and its oil recycling business is conducted through five subsidiaries with offices in Florida, Louisiana, Maryland and Delaware. See "Item 2 - Properties" for a list of principal offices by business segment and "Exhibit 21
- Subsidiaries of the Registrant".

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

In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies, one of the world's leading providers of bunker services. The acquisition will significantly increase World Fuel Services' share of the world marine fuel market. The results of operations of the Bunkerfuels group will be included with the results of the Company from April 1999.

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

During the fiscal years ended March 31, 1999, 1998 and 1997, none of the Company's aviation fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 124 persons in its aviation fuel services segment.

         MARINE FUEL SERVICES

The Company, through its Trans-Tec Services and Bunkerfuels subsidiaries, markets marine fuel and services related to the marine business to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fuel and related services are provided throughout the world.

Through strategic sales offices located in the United States, Singapore, England, Denmark, South Africa, South Korea and Costa Rica, the Company provides its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

As an increasing number of ship owners, time charter operators, and suppliers look to outsource their marine fuel purchasing and/or marketing needs, the Company's value added service has become an integral part of the oil and transportation industries' push to shed non-core functions. Suppliers use the Company's global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use the Company's real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

The Company, in its marine operations, acts as a broker and as a source of market information for the end user, negotiates the transaction by arranging the fuel purchase contract between the supplier and end user, and expedites the arrangements for the delivery of fuel. For this service, the Company is paid a commission from the supplier. The Company also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit. The Company holds inventory in its offshore fueling operations and thus assumes price risk.

During the fiscal years ended March 31, 1999, 1998 and 1997, none of the Company's marine fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 97 persons in its marine fuel services segment.

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

During the fiscal years ended March 31, 1999, 1998 and 1997, none of the Company's recycled fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 177 persons in the oil recycling segment.

         POTENTIAL RISKS AND INSURANCE

CREDIT. The Company's aviation and marine fueling businesses extend unsecured credit to most of its customers. The Company's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers, which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. The Company's management recognizes that extending credit and setting the appropriate reserves for receivables is a largely subjective decision based on knowledge of the customer. Active management of the Company's credit risk is essential to its success. Diversification of credit risk is difficult since the Company sells primarily within the aviation and marine industries. The Company's sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure includes the amount of estimated unbilled sales. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

In the Company's aviation segment, the level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty to forty-five days. This period represents the average business cycle of the Company's typical customer. In the Company's marine segment, the level of credit granted to a customer is influenced by a customer's credit history with the Company, including claims experience and payment patterns.

Most of the Company's transactions are denominated in United States Dollars. However, a rapid devaluation in currency affecting a customer of the Company could have an adverse effect on the customer's operations and ability to convert local currency to U.S. Dollars to make the required payments to the Company.

SENIOR MANAGEMENT. The Company's ability to maintain its competitive position is dependent largely on the services of its senior management team. The Company may not be able to retain the existing senior management personnel, or to attract qualified senior management personnel. The Company provides employment agreements to its senior management with terms ranging from two to five years. The employment agreements have non-competitive provisions, which the Company believes would prevent the individual from competing against the Company for the period of the non-compete.

YEAR 2000 READINESS. The Company's failure to make all of its systems year 2000 ("Y2K") compliant before the end of 1999 may result in systems errors and failures causing disruptions of normal business operations. In addition, the Company is dependent on third parties to deliver its aviation and marine fuel services on a global market basis. There can be no assurance that third parties will be Y2K compliant by the end of 1999. See Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

REVOLVING LINE OF CREDIT. The Company's revolving credit agreement imposes certain operating and financial restrictions. The Company's failure to comply with the obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of the indebtedness under the revolving credit facility.

MARKET RISKS. The Company's oil recycling segment was adversely affected by the significant decline in oil prices during fiscal 1999. Lower fuel prices coupled with the Company's fixed operating costs in its oil recycling operations resulted in a decline in income from operations in this segment during fiscal 1999, when compared to the prior fiscal year. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Report.

The Company is a provider of aviation fuel services primarily to the secondary passenger and cargo airlines, and a provider of marine fuel services to the cargo container shipping lines. The Company's fuel services are provided through relationships with the large independent oil suppliers, as well as the government owned oil companies. The Company could be adversely affected by industry consolidation, on the customer side, because of increased merger activity in the airline and shipping industries and, on the supply side, because of increased competition from the larger oil companies who could choose to directly market to smaller airlines and shipping companies or by providing less advantageous credit and price terms.

POLLUTION AND THIRD PARTY LIABILITY. The Company, through the use of subcontractors and its own operations, transports, stores or processes flammable aviation, marine and residual fuel subjecting it to possible claims by employees, customers, regulators and others who may be injured by a spill or other accident. In addition, the Company may be held liable for the clean-up costs of spills or releases of materials from its facilities or vehicles, or for damages to natural resources arising out of such events. The Company follows what it believes to be prudent procedures to protect its employees and customers and to prevent spills or releases of these materials. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal, foreign and state statutes, common law and indemnification agreements. The Company has general and automobile liability insurance coverage, including the statutory Motor Carrier Act/MCS 90 endorsement for sudden and accidental pollution.

In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including into-plane fueling at airports, fueling of vessels in port and at sea, and transportation and storage of fuel and fuel products. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected.

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

         REGULATION

The Company's operations are subject to substantial regulation by federal, foreign, state and local government agencies, which enforce laws and regulations which restrict the transportation, storage and disposal of hazardous waste and the collection, transportation, processing, storage, use and disposal of waste oil.

The principal laws and regulations affecting the business of the Company and the markets it serves are as follows:

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

THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA") established a comprehensive regulatory framework for the management of hazardous waste at active facilities. RCRA sets up a "cradle-to-grave" system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires permits for construction, operation and closure of facilities and requires 30 years of post-closure care and monitoring. RCRA was amended in 1984 to increase the scope of RCRA regulation of small quantity waste generators and waste oil handlers and recyclers; require corrective action at hazardous waste facilities (including remediation at certain previously closed solid waste management units); phase in restrictions on disposal of hazardous waste; and require the identification and regulation of underground storage tanks containing petroleum and certain chemicals.

On November 29, 1985, the Environmental Protection Agency ("EPA") issued final regulations under RCRA which restrict the burning of waste oil. These regulations prohibit burning waste oil in non-industrial boilers unless the oil meets certain standards of lead, arsenic, chromium, chlorine, cadmium, and flashpoint levels. The regulations do not restrict the burning of waste oil in industrial boilers and furnaces. These regulations have not had a significant impact on the Company's business because the Company does not presently sell recycled fuel to non-industrial burners. Industrial burners of recycled oil, however, must comply with certain notification and administrative procedures.

THE CLEAN AIR ACT OF 1970, as amended in 1977, was the first major federal environmental law to establish National Ambient Air Quality Standards for certain air pollutants, which are to be achieved by the individual states through State Implementation Plans ("SIPs"). SIPs typically attempt to meet ambient standards by regulating the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Act authorizes the EPA to regulate emissions from industrial facilities directly. The EPA also directly establishes emissions limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act Amendments of 1990 place the primary responsibility for the prevention and control of air pollution upon state and local governments. The 1990 amendments require regulated emission sources to obtain operating permits, which could impose emission limitations, standards, and compliance schedules.

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

THE OIL POLLUTION ACT OF 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. The Act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a discharge or a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

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

FOREIGN GOVERNMENT REGULATIONS. Many foreign governments impose laws and regulations relating to the protection of the environment and the discharge of pollutants in the environment. Such laws and regulations could impose significant liability on the Company for damages, clean-up costs and penalties for discharges of pollutants in the environment, as well as injunctive relief. In addition, some foreign government agencies have established pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and environmental impact assessments.

EXCISE TAX ON DIESEL FUEL. The Company's aviation and marine fueling operations are affected by various federal and state taxes imposed on the purchase and sale of aviation and marine fuel products in the United States. Federal law imposes a manufacturer's excise tax on sales of aviation and marine fuel. Sales to aircraft and vessels engaged in foreign trade are exempt from this tax. These exemptions may be realized either through tax-free or tax-reduced sales, if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states, where the Company sells aviation and marine fuel, impose excise and sales taxes on fuel sales; certain sales of the Company qualify for full or partial exemptions from these state taxes.

ITEM 2.  PROPERTIES

The following pages set forth by segment and subsidiary the principal properties owned or leased by the Company as of May 19, 1999. The Company considers its properties and facilities to be suitable and adequate for its present needs.

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

World Fuel Services, Inc.
    700 S. Royal Poinciana Blvd., Suite 800              Administrative, operations             Leased to December 2002
    Miami Springs, FL 33166                               and sales offices

    4995 East Anderson Avenue                            Administrative, operations             Leased month-to-month
    Fresno, CA 93727                                      and sales offices

World Fuel International S.A.                            Administrative, operations             Leased to April 2000
Petroservicios de Costa Rica S.A.                         and sales offices
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

World Fuel Services Ltd.                                 Administrative, operations             Leased to December 2002
Baseops Europe Ltd.                                       and sales offices
AirData Limited
Kingfisher House, Northwood Park, Gatwick Rd.
Crawley, West Sussex, RH10 2XN
United Kingdom

World Fuel Services (Singapore) Pte., Ltd.               Administrative, operations             Leased to June 2000
101 Thomson Road #09-03, United Square                    and sales offices
Singapore 307591

PetroServicios de Mexico S.A. de C.V.                    Administrative, operations             Leased month-to-month
Servicios Auxiliares de Mexico S.A. de C.V.               and sales offices
Avenida Fuerza Aerea Mexicana No. 465
Colonia Federal
15700 Mexico, D.F.

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

    60 East Sir Francis Drake, No. 301                   Administrative, operations             Leased to December 1999
    Larkspur, CA 94939                                    and sales offices

    2nd Floor Kipun Building                             Administrative, operations             Leased to December 1999
    200 Naeja-Dong                                        and sales offices
    Chongru-Ku
    Seoul, South Korea

    Seagram House, 2nd Floor                             Administrative, operations             Leased to September 1999
    71 Dock Road, Waterfront                              and sales offices
    Capetown, South Africa 8001

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

    Gammelbyved 2                                        Administrative, operations             Leased month-to-month
    Karise, Denmark 4653                                  and sales offices

Trans-Tec International S.A.                             Administrative, operations             Leased to April 2000
Casa Petro S.A.                                           and sales offices
Atlantic Fuel Services, S.A.
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

Trans-Tec Services (Singapore) PTE., LTD.                Administrative, operations             Leased to June 2000
101 Thomson Road #09-03, United Square                    and sales offices
Singapore 307591

Pacific Horizon Petroleum Services, Inc.                 Administrative, operations             Leased to July 2000
2025 First Ave., Suite 1110                               and sales offices
Seattle, WA 98121

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                                   PROPERTIES
                                   (Continued)

OWNER/LESSEE AND LOCATION                                PRINCIPAL USE                          OWNED OR LEASED
-------------------------                                -------------                          ---------------
MARINE FUELING-CONTINUED
Bunkerfuels Corporation                                  Administrative, operations             Leased to March 2001
    45 Wyckoff's Mills Road                               and sales offices
    Cranbury, NJ 08512

    Three Harbor Drive, Suite 101                        Administrative, operations             Leased to April 2001
    Sausalito, CA 94965                                   and sales offices

    Room 2504, Jangkyo Bldg., 1 Jangko-Dong              Administrative, operations             Leased to April 2000
    Seoul, Korea                                          and sales offices

Bunkerfuels UK Limited                                   Administrative, operations             Owned
8 City Business Centre, Lower Road                        and sales offices
Rotherhithe, London SE16 2XB  United Kingdom


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

International Petroleum Corp. of LA                      Storage tanks, recycling               Partially owned;
14890 Intracostal Drive                                  plant, laboratory and                  Partially leased to August 2001
New Orleans, LA 70129                                    administrative offices

International Petroleum Corp. of Maryland                Collection and transfer                Owned
6305 East Lombard Street                                 facility and administrative
Baltimore, MD 21224                                      offices


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation relating to claims arising out of their operations in the normal course of business. Neither the Company nor its subsidiaries are currently involved in any litigation that the Company believes is likely to have, individually or in the aggregate, a material adverse effect on the financial condition or results of operation of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 1999 and 1998, the sale prices of the Company's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock declared during the periods indicated. The amounts shown have been restated to reflect a 3-for-2 stock split of the Company's common stock which was effective November 17, 1997. See Note 4 to the financial statements included as part of this report.


                                               Price                   Cash
                                    ----------------------------    Dividends
                                        High           Low          Per Share
                                    -------------  -------------  --------------
Year ended March 31, 1999
    First quarter                   $ 21  5/8       $ 16 1/4          $0.05
    Second quarter                    17  7/8         10 5/8           0.05
    Third quarter                     14               9 1/2           0.05
    Fourth quarter                    11  7/8         10 1/4           0.05

Year ended March 31, 1998
    First quarter                   $ 14 13/16      $ 11 3/16         $0.05
    Second quarter                    16  7/8         13 7/16          0.05
    Third quarter                     21              15 11/16         0.05
    Fourth quarter                    23  9/16        18 13/16         0.05

As of May 19, 1999, there were 330 shareholders of record of the Company's common stock. On March 3, 1999, the Company's Board of Directors approved the following cash dividend schedule for the 2000 fiscal year:


       Declaration Date         Per Share     Record Date               Payment Date
       ---------------------    ----------    ----------------------    ---------------
       June 3, 1999             $ 0.05        June 18, 1999             July 6, 1999
       September 2, 1999        $ 0.05        September 17, 1999        October 5, 1999
       December 2, 1999         $ 0.05        December 17, 1999         January 7, 2000
       March 2, 2000            $ 0.05        March 17, 2000            April 5, 2000

The Company's loan agreement with NationsBank restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. The Company's payment of the above dividends is in compliance with the NationsBank loan agreement.

During fiscal year 1999, the Company issued 39,845 shares of its common stock in connection with the exercise of certain stock options. The aforementioned issuance of common stock was made without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by section 4(2) of the Securities Act. The Company also began a stock grant program whereby each non-employee member of the Board of Directors would be given an annual stock grant of 500 shares of the Company's common stock.

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

                             SELECTED FINANCIAL DATA

                                                                          FISCAL YEAR ENDED MARCH 31,
                                          ----------------------------------------------------------------------------------------
                                                 1999           1998              1997               1996               1995
                                          ---------------  ----------------  ----------------   ----------------   ---------------
                                                                 (In thousands, except earnings per share data)
CONSOLIDATED INCOME STATEMENT DATA
Revenue                                     $ 744,182          $801,763          $772,618           $642,299          $361,891

Cost of sales                                 684,776           751,368           725,991            601,930           334,134
                                            ---------          --------          --------           --------          --------

     Gross profit                              59,406            50,395            46,627             40,369            27,757

Operating expenses                             42,008            31,868            31,001             25,423            16,508
                                            ---------          --------          --------           --------          --------

     Income from operations                    17,398            18,527            15,626             14,946            11,249

Other income                                    1,506             2,219             2,243              1,875             1,774
                                            ---------          --------          --------           --------          --------

     Income before income taxes                18,904            20,746            17,869             16,821            13,023

Provision for income taxes                      3,797             4,893             4,604              5,876             4,935
                                            ---------          --------          --------           --------          --------

       Net income                           $  15,107          $ 15,853          $ 13,265           $ 10,945          $  8,088
                                            =========          ========          ========           ========          ========

Basic earnings per common share             $    1.22          $   1.30          $   1.10           $   0.92          $   0.74
                                            =========          ========          ========           ========          ========

Weighted average shares                        12,375            12,230            12,068             11,945            10,957
                                            =========          ========          ========           ========          ========

Diluted earnings per common share           $    1.21          $   1.27          $   1.08           $   0.90          $   0.73
                                            =========          ========          ========           ========          ========

Weighted average shares - diluted              12,533            12,528            12,295             12,150            11,038
                                            =========          ========          ========           ========          ========

                                  (Continued)

                             SELECTED FINANCIAL DATA
                                   (Continued)

                                                                 AS OF MARCH 31,
                                    -----------------------------------------------------------------------
                                         1999           1998         1997         1996             1995
                                    --------------  -----------  -----------   ------------   -------------
                                                                (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Current assets                          $ 126,816     $107,548     $ 93,436       $ 83,252        $ 58,006
Total assets                              165,934      143,259      123,139        111,974          89,536
Current liabilities                        57,729       47,447       44,851         43,706          30,486
Long-term liabilities                       7,408        3,901        3,030          4,518           6,984
Stockholders' equity                      100,797       91,911       75,258         63,750          52,066

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

    In June 1995, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of June 19, 1995. The shares were distributed on June 27, 1995. In October 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effects of these splits.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted this standard as of December 31, 1997. Earnings per share information for all prior periods presented have been restated to conform to the requirements of SFAS 128.

    In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to $6,000,000 of the Company's common stock. During fiscal 1999, the Company repurchased 324,000 shares at an aggregate cost of $3,902,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Profit from the Company's aviation fuel services business is directly related to the volume and the margins achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts. Profit from the Company's marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and margins achieved on trade sales, as well as the extent to which the Company is required to provision for potential bad debts. The Company's profit from oil recycling is principally determined by the volume and margins of recycled oil sales, and used oil and waste water collection revenue.

During fiscal year 1999, world oil prices declined substantially. The effects of this decrease on the Company's results of operations caused revenue decreases across all of the Company's segments. In addition, the gross margin in the Company's used oil segment and offshore marine operations narrowed as a result of the fixed costs associated with each of these businesses.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1998

The Company's revenue for fiscal 1999 was $744,182,000, a decrease of $57,581,000, or 7.2%, as compared to revenue of $801,763,000 for the prior fiscal year. The revenue decrease is due to a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                               FISCAL YEAR ENDED MARCH 31,
                                             1999                       1998
                                       --------------              -------------

Aviation Fueling                        $ 327,844,000              $ 383,010,000
Marine Fueling                            392,717,000                393,607,000
Oil Recycling                              23,621,000                 25,146,000
                                        -------------              -------------

Total Revenue                           $ 744,182,000              $ 801,763,000
                                        =============              =============

The aviation fueling segment contributed $327,844,000 in revenue for fiscal 1999. This represented a decrease in revenue of $55,166,000, or 14.4%, as compared to the prior fiscal year. The decrease in revenue was due to a lower average price per gallon and volume of gallons sold. The marine fueling segment contributed $392,717,000 in revenue for fiscal 1999, a decrease of $890,000 over the prior fiscal year. The decrease in revenue was related primarily to a lower average sales price per metric ton sold, partially offset by an increase in the volume of metric tons sold. The oil recycling segment contributed $23,621,000 in revenue for fiscal 1999, a decrease of $1,525,000, or 6.1%, as compared to the prior fiscal year. The decrease in revenue was due to a lower average sales price per gallon of recycled oil sold, partially offset by higher used oil and waste water collection revenue.

The Company's gross profit for the fiscal year ended March 31, 1999 was $59,406,000, an increase of $9,011,000, or 17.9%, as compared to the prior fiscal year. The Company's gross margin increased from 6.3% for fiscal 1998 to 8.0% for fiscal 1999, largely a result of the decline in the average price of fuel.

The Company's aviation fueling business achieved a 9.7% gross margin for fiscal 1999, as compared to 6.1% achieved for the prior fiscal year. This resulted principally from a decline in the average price per gallon sold, as well as an increase in the average gross profit per gallon and the addition of Baseops, an aviation services company which the Company acquired effective January 1998. The Company's marine fueling segment achieved a 5.4% gross margin for fiscal 1999, as compared to a 5.1% gross margin for the prior fiscal year. This was the result of a lower average sales price per metric ton sold and a narrower average gross profit per ton. The gross margin in the Company's oil recycling segment decreased from 28.5% for fiscal 1998, to 26.0% for fiscal 1999. This decrease resulted from a lower gross profit per gallon of recycled oil sold, partially offset by an increase in service revenue.

Total operating expenses for fiscal 1999 were $42,008,000, an increase of $10,140,000, or 31.8%, as compared to the prior fiscal year. The increase resulted primarily from the inclusion of operating expenses for the Baseops companies, higher salaries and wages related principally to staff additions and performance bonuses, an increase in the provision for bad debts in the aviation and marine segments, and expenses incurred in business expansion activities.

The Company's income from operations for fiscal 1999 was $17,398,000, a decrease of $1,129,000, or 6.1%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                              Fiscal Year Ended March 31,
                                             1999                      1998
                                         ------------              ------------

Aviation Fueling                         $ 13,331,000              $ 12,558,000
Marine Fueling                              7,515,000                 7,403,000
Oil Recycling                               2,593,000                 4,155,000
Corporate Overhead                         (6,041,000)               (5,589,000)
                                         ------------              ------------

Total Income from Operations             $ 17,398,000              $ 18,527,000
                                         ============              ============

The aviation fueling segment's income from operations was $13,331,000 for fiscal 1999, an increase of $773,000, or 6.2%, as compared to the prior fiscal year. The increase in the average gross profit per gallon sold offset the effects of a decrease in the volume of gallons sold and an increase in operating expenses, as previously discussed. The marine fueling segment earned $7,515,000 in income from operations for fiscal 1999, an increase of $112,000, or 1.5%, as compared to the prior fiscal year. This increase was primarily the result of a higher volume of metric tons traded, largely offset by a narrower gross profit per metric ton and higher operating expenses, as previously discussed. The oil recycling segment contributed $2,593,000 in income from operations for fiscal 1999, a decrease of $1,562,000, or 37.6%, as compared to the prior fiscal year. This resulted from a decrease in gross profit and higher operating expenses. Corporate overhead costs not charged to the business segments totaled $6,041,000 in fiscal 1999, an increase of $452,000, or 8.1%, as compared to the prior fiscal year. This increase resulted from higher salaries and wages related principally to staff additions and performance bonuses.

Other income for fiscal 1999 decreased $713,000 or 32.1% compared to the prior fiscal year, as a result of lower earnings from the Company's aviation joint venture in Ecuador. The Company's effective income tax rate for fiscal 1999 was 20.1%, as compared to 23.6% for the prior fiscal year. This decrease is the result of a true-up of U.S. income taxes for overaccruals in prior periods and an overall increase in the Company's foreign operations, which are taxed at rates lower than that of the U.S.

Net income for fiscal 1999 was $15,107,000, a decrease of $746,000, or 4.7%, as compared to net income of $15,853,000 for fiscal 1998. Diluted earnings per share of $1.21 for fiscal 1999 exhibited a $0.06, or 4.7%, decrease over the $1.27 achieved during the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1997

The Company's revenue for fiscal 1998 was $801,763,000, an increase of $29,145,000, or 3.8%, as compared to revenue of $772,618,000 for the prior fiscal year. The Company's revenue during these periods was attributable to the following segments:

                                              FISCAL YEAR ENDED MARCH 31,
                                            1998                       1997
                                        -------------              -------------

Aviation Fueling                        $ 383,010,000              $ 381,236,000
Marine Fueling                            393,607,000                368,470,000
Oil Recycling                              25,146,000                 22,912,000
                                        -------------              -------------

Total Revenue                           $ 801,763,000              $ 772,618,000
                                        =============              =============


The aviation fueling segment contributed $383,010,000 in revenue for fiscal 1998. This represented an increase in revenue of $1,774,000, or 0.5%, as compared to the prior fiscal year. The increase in revenue was due to a higher volume of gallons sold, largely offset by a decrease in the average price per gallon sold, which resulted primarily from a decrease in the world market price of fuels. The marine fueling segment contributed $393,607,000 in revenue for fiscal 1998, an increase of $25,137,000, or 6.8%, over the prior fiscal year. The increase in revenue was related primarily to an increase in the volume of metric tons traded, partially offset by a decrease in the average sales price of metric tons traded. The oil recycling segment contributed $25,146,000 in revenue for fiscal 1998, an increase of $2,234,000, or 9.7%, as compared to the prior fiscal year. The increase in revenue was due to an increase in volume of recycled oil sold and higher used oil and waste water collection revenue, partially offset by a decrease in the average sales price per gallon of recycled oil sold.

The Company's gross profit for fiscal 1998 was $50,395,000, an increase of $3,768,000, or 8.1%, as compared to the prior fiscal year. The Company's gross margin increased from 6.0% for fiscal 1997 to 6.3% for fiscal 1998.

The Company's aviation fueling business achieved a 6.1% gross margin for fiscal 1998, as compared to 6.0% achieved for the prior fiscal year. This resulted from the decline in the average price per gallon sold. The Company's marine fueling segment achieved a 5.1% gross margin for fiscal 1998, as compared to a 4.4% gross margin for the prior fiscal year. This resulted from an increase in the average gross profit per metric ton traded and lower fuel prices. The gross margin in the Company's oil recycling segment decreased from 33.4% for fiscal 1997, to 28.5% for fiscal 1998. This decrease resulted from a lower gross profit per gallon of recycled oil sold, due primarily to lower world oil prices.

Total operating expenses for fiscal 1998 were $31,868,000, an increase of $867,000, or 2.8%, as compared to the prior fiscal year. The increase resulted from higher salaries and wages related principally to staff additions and performance bonuses, and higher operating expenses in the aviation and marine segments related to business expansion, partially offset by a lower provision for bad debts over the corresponding period during the prior year. In relation to revenue, total operating expenses remained unchanged at 4.0%.

The Company's income from operations for fiscal 1998 was $18,527,000, an increase of $2,901,000, or 18.6%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:


                                                 FISCAL YEAR ENDED MARCH 31,
                                                 1998                   1997
                                             ------------          -------------

Aviation Fueling                             $ 12,558,000          $ 10,620,000
Marine Fueling                                  7,403,000             5,013,000
Oil Recycling                                   4,155,000             5,020,000
Corporate Overhead                             (5,589,000)           (5,027,000)
                                             ------------          ------------

Total Income from Operations                 $ 18,527,000          $ 15,626,000
                                             ============          ============

The aviation fueling segment's income from operations was $12,558,000 for fiscal 1998, an increase of $1,938,000, or 18.2%, as compared to the prior fiscal year. This resulted from a higher volume of gallons sold and a decrease in operating expenses, principally in the provision for bad debts, partially offset by a decrease in average gross profit per gallon sold. The marine fueling segment earned $7,403,000 in income from operations for fiscal 1998, an increase of $2,390,000, or 47.7%, as compared to the prior fiscal year. The increase was due to a higher volume and average gross profit per metric ton sold, partially offset by an increase in operating expenses. The oil recycling segment contributed $4,155,000 in income from operations for fiscal 1998, a decrease of $865,000, or 17.2%, for fiscal 1998, as compared to the prior fiscal year. The decrease is mostly the result of lower world oil prices, which caused a decrease in gross profit per recycled gallon sold. Corporate overhead costs not charged to the business segments totaled $5,589,000 for fiscal 1998, an increase of $562,000, or 11.2%, as compared to the prior fiscal year. The increase resulted from higher salaries and wages related principally to staff additions and performance bonuses.

Net income for fiscal 1998 was $15,853,000, an increase of $2,588,000, or 19.5%, as compared to net income of $13,265,000 for fiscal 1997. Diluted earnings per share of $1.27 for fiscal 1998 exhibited a $0.19, or 17.6%, increase over the $1.08 achieved during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's aviation and marine fuel businesses, the primary use of capital is to finance receivables. The Company maintains aviation fuel inventories at certain locations in the United States for competitive reasons, but inventory levels are kept at an operating minimum. The Company also maintains inventory in its offshore fueling operations. The Company's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventory at third party storage facilities.

In contrast to the Company's aviation and marine fueling segments, the oil recycling segment's capital requirements are for the financing of property, plant and equipment, and accounts receivable. The Company generally utilizes internally generated cash to fund capital expenditures, and secondarily the Company will utilize its available line of credit or enter into leasing or installment note arrangements to match-fund the useful life of certain long-term assets. The Company's oil recycling operations also require working capital to purchase and carry an inventory of used oil, as well as the costs of operating the plant until the proceeds from the re-refined oil sales are received.

Cash and cash equivalents amounted to $16,322,000 at March 31, 1999, as compared to $14,459,000 at March 31, 1998. The principal uses of cash during the fiscal year ended March 31, 1999 were $5,658,000 for capital expenditures and $2,486,000 in dividends paid on common stock. Partially offsetting these cash uses were $6,481,000 in net cash provided by operating activities and $3,780,000 from collections on notes receivable. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

Working capital as of March 31, 1999 was $69,087,000, exhibiting a $8,986,000 increase from working capital as of March 31, 1998. As of March 31, 1999, the Company's accounts receivable and notes receivable, excluding the allowance for bad debts, amounted to $106,820,000, an increase of $18,417,000 as compared to the March 31, 1998 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $10,643,000. The net increase in trade credit of $7,774,000 was attributed to the aviation segment and offshore marine operations. The allowance for doubtful accounts as of March 31, 1999 amounted to $6,829,000, an increase of $2,235,000 compared to the March 31, 1998 balance. This increase is in response to the adverse economic conditions principally in South America, which caused a slowdown in the payment of accounts receivable and the extension of payment terms with certain customers. During the fiscal years ended March 31, 1999 and 1998, the Company charged $5,133,000 and $1,417,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $2,898,000 and $1,301,000, respectively.

Capital expenditures, which amounted to $5,658,000 for the fiscal year ended March 31, 1999, consisted primarily of $2,290,000 for the implementation of a new financial system, $2,246,000 in plant, machinery and equipment related primarily to the Company's recycled oil segment, and $746,000 for computer equipment. During fiscal year 2000, the Company anticipates spending approximately $700,000 to complete the implementation of the financial system and $2,000,000 to upgrade existing plant, machinery and equipment. The Company may also spend an estimated $1,000,000 sometime in the future, if required to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up cost will be capitalized as part of the cost of the site, up to the fair market value of the site.

Long-term liabilities as of March 31, 1999 were $7,408,000, exhibiting a $3,507,000 increase as compared to March 31, 1998. This increase was the result of borrowings under the Company's revolving credit facility of $4,000,000, mainly for the purchase of the Company's common stock, as discussed below. For a description of the Company's revolving credit facility and borrowings capacity, refer to Note 2 of the Consolidated Financial Statements included as part of this Report.

Stockholders' equity amounted to $100,797,000, or $8.27 per share, at March 31, 1999, compared to $91,911,000, or $7.36 per share, at March 31, 1998. This increase of $8,886,000 was due to $15,107,000 in earnings for the period. Partially offsetting was $2,471,000 in cash dividends declared and $3,902,000 for the purchase of treasury stock.

The Company expects to meet its capital investment and working capital requirements for fiscal year 2000 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

EURO CURRENCY

On January 1, 1999, eleven of fifteen members of the European Union launched a common legal currency called the Euro. The Euro trades on currency exchanges and is available for business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning January 1, 2002, the participating countries will issue new Euro denominated bills and coins for use in cash transactions, and the legal currencies will be withdrawn from circulation.

The Company's functional currency for business throughout Europe is the U.S. Dollar. Fuel suppliers invoice the Company in U.S. Dollars and the Company invoices its customers in U.S. Dollars. The Company is currently implementing a new financial accounting system, which is Euro ready and should address the preparation of accounting and tax reports for filing with the U.K. authorities. However, as a result of competitive pressures or regulatory requirements, there can be no assurance that in the coming years the Euro will not replace the U.S. Dollar as the Company's functional currency in Europe. If the Euro were to replace the U.S. Dollar, the Company will be required to address currency risk and strategies concerning continuity of existing arrangements with customers and suppliers.

Based on its experience to date, the Company does not believe that the implementation of the Euro will have a material adverse effect on the results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE

GENERAL. Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create systems errors and failures resulting in the disruption of normal business operations. Since Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

In the first quarter of 1998, the Company's Information Technology Group began to address these issues, as they pertain to the internal information and telecommunications systems. This group continues to work on solving problems related to the Year 2000, which include identification and analysis, and correction and testing of computer systems throughout the Company. This group has also taken inventory of equipment that uses embedded computer chips (i.e., non-information technology systems) and have scheduled remediation or replacement of this equipment, as necessary.

STATE OF READINESS. The Company's Year 2000 efforts are generally divided into phases for identification, remediation, and testing. In the identification phase, the Company identifies systems that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Company replaces, modifies or retires systems, as necessary. During the testing phase, the Company performs testing to determine whether the remediated systems accurately process and identify dates.

As of March 31, 1999, the Company had identified all network software, end-user computing programs and telephone systems at all of the Company's office locations. The main Year 2000 non-compliant systems and equipment identified were the Company's centralized financial systems and the vast majority of personal computers.

During the remediation phase, the Company committed, and is in the process of completing the implementation of a new financial system, which is Year 2000 compliant. In addition, the Company is making the necessary investment to replace existing Year 2000 non-compliant hardware. Year 2000 Compliant certificates were requested of vendors for products purchased by the Company. To the extent that vendors either fail to provide the required compliancy certificate, or have not made their products or systems Year 2000 ready, the product is replaced to meet Year 2000 requirements. The Company believes that approximately 75% of the vendor programs are Year 2000 compliant as of March 31, 1999. The Company has implemented the financial accounting system in two of its three segments. The aviation segment implementation is scheduled for August 1999. The Company is currently undergoing implementation of Year 2000 compliant telecommunications systems, as required.

The testing phase is scheduled for completion during September 1999. The testing phase is intended to test only the systems and equipment utilized internally by the Company throughout its offices worldwide. All clock driven systems and equipment devices will be forwarded to December 31, 1999.

Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures taken by the Company, but also on the way in which Year 2000 issues are addressed by governmental agencies, third party fuel service providers and other businesses which provide goods and services to the Company, and provide data to, or receive data from the Company. In addition, the Company's business may be affected by the corrective measures taken by the landlords of office space leased by the Company.

COSTS. The Company currently estimates that the total cost of the Year 2000 project will be less than one million dollars, excluding the investment in the new financial system. Of this estimated amount, the Company has already spent approximately 75%.

CONTINGENCY PLANS. Once the testing phase is completed, the Company will estimate the likelihood that certain systems or equipment devices may not be Year 2000 compliant by December 31, 1999. The Company will develop the necessary contingency plan to cover the compliance gaps.

RISKS. Although the Company's remediation efforts are directed at reducing its Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues and it is likely that one or more events may disrupt the Company's normal business operations. In the event that the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, there can be no assurance that significant foreign or domestic vendors, customers and other third parties will adequately address their Year 2000 issues. Further, there may be some parties, such as governmental agencies, utilities, telecommunication companies, financial services vendors, third parties contracted by the Company to deliver fuel to its customers, and other providers, where alternative arrangements or resources may not be available. Also, risks associated with some foreign third parties may be greater since there is a general concern that some entities operating outside the United States are not addressing the Year 2000 issues on a timely basis.

The Company is also subject to additional credit and performance risks to the extent that customers and suppliers, respectively, fail to adequately address Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, there may be increases in account receivable write-offs, as well as the risk of litigation and potential losses from litigation related to the foregoing.

Forward-looking statements contained in this Year 2000 Readiness Disclosure subsection, should be read in conjunction with the cautionary statements included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this document includes forward-looking statements that involve risk and uncertainties, including, but not limited to quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this Report and in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company conducts the vast majority of its business transactions in U.S. Dollars. However, in certain markets, mainly in Ecuador through its aviation joint venture and in Mexico for payments to its aviation fuel supplier, the Company conducts its business in local currency. This subjects the Company to foreign currency exchange risk, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from currency exchange rate fluctuations through its regular operating and financing activities.

The Company's borrowings pursuant to its revolving credit facility provides for various market driven variable interest rate options. These interest rates are subject to interest rate changes in the United States and the Eurodollar market. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce market risk. See Note 2 to the accompanying financial statements for additional information.

Recognizing favorable market conditions or for competitive reasons, the Company may enter into short-term fuel purchase commitments for the physical delivery of product in the United States. The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations. As of March 31, 1999, the Company did not have any outstanding purchase commitments.

The Company offers its customers swaps and caps as part of its fuel management services. Typically, the Company simultaneously enters into the commodity based derivative instruments with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such conterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 1999, the Company had outstanding swap contracts for 65,000 metric tons expiring by December 1999, and $61,000 in deferred cap fees. Gains on these contracts are recognized at the completion of each transaction.

The Company's policy is to not use financial instruments for speculative purposes.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of the Company for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the 1999 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions with Management and Others" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as a part of this report:

       (i)  Report of Independent Certified Public Accountants.               28

      (ii)  Consolidated Balance Sheets as of March 31, 1999 and 1998.        29

     (iii)  Consolidated Statements of Income for the Years Ended
            March 31, 1999, 1998 and 1997.                                    31

      (iv)  Consolidated Statements of Stockholders' Equity for the Years
            Ended March 31, 1999, 1998 and 1997.                              32

       (v)  Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1999, 1998 and 1997.                                    33

      (vi)  Notes to Consolidated Financial Statements.                       35

(a)(2) The following consolidated financial statement schedule is filed as a part of this report:

       (I)  Schedule II - Valuation and Qualifying Accounts.                  51

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

      (4)  Instruments defining rights of security holders:

           (a) 1986 Employee Stock Option Plan is incorporated by reference to the Company's Registration Statement on Form S-18 filed February 3, 1986.

           (b) 1993 Non-Employee Directors Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 28, 1994.

           (c) 1996 Employee Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 18, 1997.

     (10)  Material contracts filed with this Form 10-K:

           (a) Amendment to Employment Agreement with Mr. Jerrold Blair, dated April 11, 1999.

           (b) Amendment to Employment Agreement with Mr. Ralph Weiser, dated April 13, 1999.

           (c) Revolving Credit and Reimbursement Agreement, dated November 30, 1998, by and among World Fuel Services Corporation and NationsBank, N.A. (South).

           (d) Promissory note, dated November 30, 1998, executed by World Fuel Services Corporation, as borrower, and certain subsidiaries, as guarantors in favor of NationsBank, N.A. (South).

           (e) Revolving Credit and Reimbursement Agreement, dated November 30, 1998, by and among World Fuel International, S.A. and Trans-Tec International, S.A., as borrowers, World Fuel Services Corporation and certain subsidiaries, as guarantors, and NationsBank, N.A. (South).

           (f) Promissory note, dated November 30, 1998, executed by World
               Fuel International, S.A. and Trans-Tec International, S.A., as borrowers, World Fuel Services Corporation and a certain subsidiary, as guarantor, in favor of NationsBank, N.A. (South).

     (21)      Subsidiaries of the Registrant.

     (27)      Financial Data Schedule.

(b) No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD FUEL SERVICES CORPORATION

Dated:  June 2, 1999                   By:  /s/ JERROLD BLAIR
                                          -------------------------------------
                                          Jerrold Blair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     June 2, 1999                By: /s/ RALPH R. WEISER
                                          --------------------------------------
                                          Ralph R. Weiser, Chairman of the Board

Dated:     June 2, 1999                By: /s/ JERROLD BLAIR
                                          --------------------------------------
                                           Jerrold Blair, President and Director

Dated:     June 2, 1999                By: /s/ CARLOS A. ABAUNZA
                                          -------------------------------------
                                          Carlos A. Abaunza, Chief Financial
                                          Officer

Dated:     June 2, 1999                By: /s/ PHILLIP S. BRADLEY
                                          --------------------------------------
                                          Phillip S. Bradley, Director

Dated:     June 2, 1999                By: /s/ RALPH FEUERRING
                                          --------------------------------------
                                          Ralph Feuerring, Director

Dated:     June 2, 1999                By: /s/ JOHN R. BENBOW
                                          --------------------------------------
                                          John R. Benbow, Director

Dated:     June 2, 1999                By: /s/ MYLES KLEIN
                                          --------------------------------------
                                          Myles Klein, Director

Dated:     June 2, 1999                By: /s/ MICHAEL J. KASBAR
                                          --------------------------------------
                                          Michael J. Kasbar, Director

Dated:     June 2, 1999                By: /s/ PAUL H. STEBBINS
                                          --------------------------------------
                                          Paul H. Stebbins, Director

Dated:     June 2, 1999                By: /s/ LUIS R. TINOCO
                                          --------------------------------------
                                          Luis R. Tinoco, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
    May 25, 1999.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               March 31,
                                                     ------------------------------
                                                         1999               1998
                                                     ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                         $ 16,322,000      $ 14,459,000
   Accounts receivable, net of allowance
     for bad debts of $6,829,000 and $4,594,000
     at March 31, 1999 and 1998, respectively          92,888,000        81,648,000
   Inventories                                          6,199,000         5,504,000
   Notes receivable                                     5,790,000         1,496,000
   Prepaid expenses and other current assets            5,617,000         4,441,000
                                                     ------------      ------------

     Total current assets                             126,816,000       107,548,000
                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                 1,054,000         1,054,000
   Buildings and improvements                           3,155,000         3,098,000
   Office equipment and furniture                       8,150,000         5,286,000
   Plant, machinery and equipment                      19,557,000        17,458,000
   Construction in progress                               196,000           230,000
                                                     ------------      ------------

                                                       32,112,000        27,126,000
   Less accumulated depreciation
     and amortization                                  10,655,000         9,065,000
                                                     ------------      ------------

                                                       21,457,000        18,061,000
                                                     ------------      ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                          15,148,000        15,402,000
   Other                                                2,513,000         2,248,000
                                                     ------------      ------------

                                                     $165,934,000      $143,259,000
                                                     ============      ============

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------      ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                         $    125,000      $    119,000
   Accounts payable and accrued expenses                          49,665,000        40,560,000
   Customer deposits                                               4,074,000         2,536,000
   Accrued salaries and wages                                      2,248,000         1,851,000
   Income taxes payable                                            1,617,000         2,381,000
                                                                ------------      ------------

     Total current liabilities                                    57,729,000        47,447,000
                                                                ------------      ------------

LONG-TERM LIABILITIES                                              7,408,000         3,901,000
                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     100,000 shares authorized, none issued                             --                --
   Common stock, $0.01 par value;
     25,000,000 shares authorized; 12,534,000 and
     12,492,000 shares issued and outstanding
     at March 31, 1999 and 1998, respectively                        125,000           125,000
   Capital in excess of par value                                 26,769,000        26,479,000
   Retained earnings                                              78,000,000        65,364,000
   Less treasury stock, at cost; 346,000 and 11,000 shares
     at March 31, 1999 and 1998, respectively                      4,097,000            57,000
                                                                ------------      ------------

                                                                 100,797,000        91,911,000
                                                                ------------      ------------

                                                                $165,934,000      $143,259,000
                                                                ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Year Ended March 31,
                                       ------------------------------------------------
                                          1999               1998              1997
                                       ------------      ------------      ------------
Revenue                                $744,182,000      $801,763,000      $772,618,000

Cost of sales                           684,776,000       751,368,000       725,991,000
                                       ------------      ------------      ------------

       Gross profit                      59,406,000        50,395,000        46,627,000
                                       ------------      ------------      ------------

Operating expenses:
   Salaries and wages                    20,857,000        17,382,000        14,795,000
   Provision for bad debts                5,133,000         1,417,000         5,107,000
   Other                                 16,018,000        13,069,000        11,099,000
                                       ------------      ------------      ------------

                                         42,008,000        31,868,000        31,001,000
                                       ------------      ------------      ------------

       Income from operations            17,398,000        18,527,000        15,626,000
                                       ------------      ------------      ------------

Other income, net:
   Equity in earnings of
     aviation joint venture                 199,000         1,100,000         1,773,000
   Other, net                             1,307,000         1,119,000           470,000
                                       ------------      ------------      ------------

                                          1,506,000         2,219,000         2,243,000
                                       ------------      ------------      ------------

       Income before income taxes        18,904,000        20,746,000        17,869,000

Provision for income taxes                3,797,000         4,893,000         4,604,000
                                       ------------      ------------      ------------

Net income                             $ 15,107,000      $ 15,853,000      $ 13,265,000
                                       ============      ============      ============

Basic earnings per common share        $       1.22      $       1.30      $       1.10
                                       ============      ============      ============

Weighted average shares                  12,375,000        12,230,000        12,068,000
                                       ============      ============      ============

Diluted earnings per common share      $       1.21      $       1.27      $       1.08
                                       ============      ============      ============

Weighted average shares - diluted        12,533,000        12,528,000        12,295,000
                                       ============      ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        COMMON STOCK                    CAPITAL IN
                                --------------------------------        EXCESS OF         RETAINED           TREASURY
                                   SHARES             AMOUNT            PAR VALUE         EARNINGS            STOCK
                                -------------  -----------------    ---------------   ---------------    --------------
Balance at March 31, 1996          12,069,000      $    121,000      $ 22,574,000       $ 41,112,000       $    (57,000)
    Exercise of options               105,000             1,000           660,000               --                 --
    Cash dividends declared              --                --                --           (2,418,000)              --
    Net income                           --                --                --           13,265,000               --
                                  -----------      ------------      ------------       ------------       ------------

Balance at March 31, 1997          12,174,000           122,000        23,234,000         51,959,000            (57,000)
    Exercise of options               168,000             2,000         1,156,000               --                 --
    Issuance of shares
      for acquisition                 150,000             1,000         2,089,000               --                 --
    Cash dividends declared              --                --                --           (2,448,000)              --
    Net income                           --                --                --           15,853,000               --
                                  -----------      ------------      ------------       ------------       ------------

Balance at March 31, 1998          12,492,000           125,000        26,479,000         65,364,000            (57,000)
    Exercise of options                40,000              --             297,000               --                 --
    Purchases of stock                   --                --                --                 --           (3,902,000)
    Cash dividends declared              --                --                --           (2,471,000)              --
    Other                               2,000              --              (7,000)              --             (138,000)
    Net income                           --                --                --           15,107,000               --
                                  -----------      ------------      ------------       ------------       ------------

Balance at March 31, 1999          12,534,000      $    125,000      $ 26,769,000       $ 78,000,000       $ (4,097,000)
                                  ===========      ============      ============       ============       ============

        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEAR ENDED MARCH 31,
                                                                   --------------------------------------------------
                                                                        1999             1998                1997
                                                                   -------------     -------------       ------------
Cash flows from operating activities:
   Net income                                                      $ 15,107,000       $ 15,853,000       $ 13,265,000
                                                                   ------------       ------------       ------------

   Adjustments to reconcile net income to net cash
     provided by operating activities -
       Depreciation and amortization                                  2,799,000          2,418,000          1,938,000
       Provision for bad debts                                        5,133,000          1,417,000          5,107,000
       Deferred income tax (benefit) provision                         (504,000)           379,000           (369,000)
       Equity in earnings of aviation joint venture, net               (199,000)          (526,000)          (675,000)
       Other non-cash operating credits                                  (7,000)              --              (19,000)

       Changes in assets and liabilities, net of acquisitions
        and dispositions:
         (Increase) decrease in -
          Accounts receivable                                       (24,663,000)       (10,889,000)       (13,181,000)
          Inventories                                                  (695,000)           945,000         (1,857,000)
          Prepaid expenses and other current assets                  (1,391,000)           (64,000)        (2,067,000)
          Other assets                                                  484,000             (1,000)           250,000

         Increase (decrease) in -
          Accounts payable and accrued expenses                       9,120,000          1,154,000            (64,000)
          Customer deposits                                           1,538,000            (93,000)           774,000
          Accrued salaries and wages                                    397,000           (336,000)           132,000
          Income taxes payable                                         (764,000)         2,081,000           (150,000)
          Deferred compensation                                         126,000            556,000            594,000
                                                                   ------------       ------------       ------------

          Total adjustments                                          (8,626,000)        (2,959,000)        (9,587,000)
                                                                   ------------       ------------       ------------

   Net cash provided by operating activities                          6,481,000         12,894,000          3,678,000
                                                                   ------------       ------------       ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                        (5,658,000)        (3,484,000)        (3,156,000)
   Repayments from (advances to) aviation joint venture, net             77,000           (319,000)          (106,000)
   Issuance of notes receivable                                        (617,000)              --                 --
   Proceeds from notes receivable                                     3,780,000            809,000            774,000
   Payment for acquisition of business, net of cash acquired               --             (807,000)              --
                                                                   ------------       ------------       ------------

     Net cash used in investing activities                           (2,418,000)        (3,801,000)        (2,488,000)
                                                                   ------------       ------------       ------------

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                         FOR THE YEAR ENDED MARCH 31,
                                                          ----------------------------------------------------
                                                               1999             1998                  1997
                                                          ------------      --------------     ---------------
Cash flows from financing activities:
   Dividends paid on common stock                         $ (2,486,000)      $ (2,432,000)      $ (2,212,000)
   Borrowings under revolving credit facility, net              98,000               --                 --
   Repayment of notes payable                                     --           (4,245,000)        (1,872,000)
   Repayment of long-term debt                                (109,000)          (150,000)           (74,000)
   Proceeds from issuance of long-term debt                       --                 --              486,000
   Proceeds from issuance of common stock                      297,000          1,158,000            661,000
                                                          ------------       ------------       ------------
     Net cash used in financing activities                  (2,200,000)        (5,669,000)        (3,011,000)
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents         1,863,000          3,424,000         (1,821,000)

Cash and cash equivalents, at beginning of period           14,459,000         11,035,000         12,856,000
                                                          ------------       ------------       ------------

Cash and cash equivalents, at end of period               $ 16,322,000       $ 14,459,000       $ 11,035,000
                                                          ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                             $    257,000       $    288,000       $    423,000
                                                          ============       ============       ============

     Income taxes                                         $  5,088,000       $  2,516,000       $  5,182,000
                                                          ============       ============       ============

  SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

   Cash dividends declared, but not yet paid, totaling $609,000, $624,000 and $608,000 are included in accounts payable and accrued expenses as of March 31, 1999, 1998 and 1997, respectively.

   In January 1998, the Company issued 150,000 shares of its common stock valued at $2,090,000 in connection with the acquisition of the Baseops group of companies. Pursuant to an indemnification agreement, the Company received 10,754 shares of its common stock from the sellers of Baseops in settlement for $138,000 of uncollectible accounts receivable.

   During the year ended March 31, 1999, the Company borrowed $3,902,000 for the repurchase of the Company's common stock. The repurchased common stock is shown in the treasury stock section of the balance sheets. The stock purchases were made pursuant to an August 1998 Board of Directors authorization to repurchase up to $6,000,000 of the Company's common stock.

   During fiscal year 1999 and 1998, the Company reclassified approximately $8,290,000 and $1,000,000, respectively, from accounts receivable to notes receivable. The notes receivable are shown in the prepaid expenses and other current assets, and other assets sections of the balance sheets.

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

In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels Group of companies, one of the world's leading providers of bunker services, which will significantly increase the Company's share of the world marine fuel market. The acquisition will be accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels Group will be included with the results of the Company from April 1, 1999. The aggregate purchase price of the acquisition was approximately $9,064,000, including an estimated $150,000 in acquisition costs. The Company paid approximately $4,617,000 in cash, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 is due within one year, and $197,000 in short term payables due to sellers. The promissory notes are collateralized by letters of credit. The difference between the purchase price and the $408,000 fair value of the net assets of the acquired companies, which amounted to approximately $8,656,000, will be allocated to goodwill, and will be amortized using the straight-line method over 35 years. The Company determined that no other intangible assets exist.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective April 1, 1999, as required. The Company believes that the implementation of SOP 98-5 will not have a material effect on the Company's financial position or results of operations.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to record its proportionate share of the earnings of its aviation joint venture.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's investments at March 31, 1999 and 1998 amounted to $5,784,000 and $11,988,000 respectively, consisting principally of bank repurchase agreements collateralized by United States Government Securities and bank money market accounts which invest primarily in A1P1 commercial paper. Interest income, which is included in Other, net in the accompanying consolidated statements of income, totaled $1,851,000, $1,460,000 and $862,000 for the years ended March 31, 1999,
1998 and 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include oil and fuel purchase costs, transportation costs, direct materials, direct and indirect labor and refining overhead related to the Company's used oil recycling. Also included in inventories are costs not yet billed, consistent with the Company's revenue recognition policies.

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

Costs of major additions and improvements, including appropriate interest, are capitalized and expenditures for maintenance and repairs which do not extend the lives of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

In March 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively, effective April 1, 1999, as required. The Company believes that the implementation of SOP 98-1 will not have a material effect on the Company's financial position or results of operations.

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $2,010,000 and $1,529,000, as of March 31, 1999 and 1998, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows associated with the acquired companies, to the carrying amount of the unamortized costs in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect any impairment in the value of the asset.

REVENUE RECOGNITION

Revenue is generally recorded in the period when the sale is made or as the services are performed. In the Company's aviation and marine fueling segments, the Company contracts with third parties to provide the fuel and/or delivery services. This may cause delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the delivery of fuel took place. The Company's revenue recognition policy with respect to the aviation and marine fueling segment does not result in amounts that are materially different than accounting under generally accepted accounting principles.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, including certain derivative instruments embedded in other contracts. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations or disclosures.

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

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses are included in Other, net, in the period incurred, and there were no significant foreign currency gains or losses in fiscal years 1999, 1998 or 1997.

EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average shares outstanding. Diluted earnings per common share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and benefit plans. The Company's net income is the same for basic and diluted earnings per share calculations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates primarily relate to the realizability of accounts and notes receivable, and unsettled transactions and events as of the date of the financial statements. Accordingly, actual results could differ from estimated amounts.

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

Cash and cash equivalents, accounts receivable, notes receivable and accounts payable and accrued expenses are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 1999, the carrying value of the long-term debt and the fair value of such instruments was not considered to be significantly different.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective April 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which are presented in association with a company's financial statements. There were no items of comprehensive income, and, thus, net income is equal to comprehensive income for all periods presented.

(2)  LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                                  1999             1998
                                                               -----------      -----------
       Borrowings on revolving credit facility                 $ 4,000,000      $        --

       Equipment notes, payable monthly through
         January 2002, interest rates ranging from
         6.76% to 11.00%,  secured by equipment                    342,000          451,000
                                                               -----------      -----------

                                                                 4,342,000          451,000
       Less current maturities                                     125,000          119,000
                                                               -----------      -----------

                                                               $ 4,217,000      $   332,000
                                                               ===========      ===========

The Company has a $30,000,000 unsecured revolving credit facility with sublimits of $15,000,000 for letters of credit. Approximately $10,364,000 in letters of credit were outstanding as of March 31, 1999 under the credit facility. The revolving line of credit bears interest at market rates, as defined under the credit facility. Interest is payable quarterly in arrears. Any outstanding principal and interest will mature on November 29, 2003. As of March 31, 1999, the Company was in compliance with the requirements under the credit facility. The credit facility imposes certain operating and financial restrictions. The Company's failure to comply with the obligations under the revolving line of credit, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit accelerating of the indebtedness under the credit facility.

Aggregate annual maturities of long-term debt as of March 31, 1999, are as follows:

         2000                                $   125,000
         2001                                    113,000
         2002                                    104,000
         2003                                         --
         2004                                  4,000,000
                                             -----------

                                             $ 4,342,000
                                             ===========

Interest expense, which is included in Other, net, in the accompanying consolidated statements of income, is as follows for the years ended March 31:

                                                                    1999                1998               1997
                                                               ---------------     ---------------     ------------
Interest cost                                                  $       353,000         $   284,000     $    395,000
Less capitalized interest on capital expenditures                       76,000                  --               --
                                                               ---------------     ---------------     ------------

Interest expense                                               $       277,000           $ 284,000     $    395,000
                                                               ===============     ===============     ============

(3)  INCOME TAXES

The provision for income taxes consists of the following components for the years ended March 31:

                             1999                  1998                1997
                          -----------         ------------         -------------

Current:
  Federal                 $   992,000          $ 1,976,000          $ 3,061,000
  State                       342,000              251,000              417,000
  Foreign                   2,967,000            2,287,000            1,495,000
                          -----------          -----------          -----------

                            4,301,000            4,514,000            4,973,000
                          -----------          -----------          -----------

Deferred:
  Federal                    (409,000)             403,000             (157,000)
  State                       (35,000)              50,000              (22,000)
  Foreign                     (60,000)             (74,000)            (190,000)
                          -----------          -----------          -----------

                             (504,000)             379,000             (369,000)
                          -----------          -----------          -----------

    Total                 $ 3,797,000          $ 4,893,000          $ 4,604,000
                          ===========          ===========          ===========

                                    Paqe 40

The difference between the reported tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 1999, is primarily due to state income taxes and the effect of foreign income tax rates.

The Company's share of undistributed earnings of foreign subsidiaries not included in its consolidated U.S. federal income tax return that could be subject to additional U.S. federal income taxes if remitted, was approximately $36,513,000 and $23,467,000 at March 31, 1999 and 1998, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

The temporary differences which comprise the Company's net deferred tax liability, included in Long-term Liabilities in the accompanying consolidated balance sheets are as follows:

                                                                   March 31,
                                                        --------------------------------
                                                            1999                 1998
                                                        -------------      -------------
 Excess of provision for bad debts over charge-offs       $ 1,979,000       $ 1,308,000

 Excess of tax over financial reporting depreciation
     and amortization                                      (2,827,000)       (2,481,000)

 Accrued expenses recognized for financial reporting
     purposes, not currently tax deductible                 1,034,000           775,000

 Excess of tax over financial reporting amortization
     of identifiable intangibles                             (574,000)         (504,000)

 Other, net                                                    45,000            55,000
                                                          -----------       -----------

 Total deferred tax liability                             $  (343,000)      $  (847,000)
                                                          ===========       ===========


(4)  STOCKHOLDERS' EQUITY

COMMON STOCK ACTIVITY

In October 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, have been retroactively adjusted to reflect the effect of this split.

In August 1998, the Board of Directors authorized the repurchase of up to $6,000,000 of the Company's common stock. As of March 31, 1999, the Company has repurchased 324,000 shares at an average price per share of $12.04, or $3,902,000 in aggregate.

DIVIDENDS

The Company declared cash dividends of $0.20 per share of common stock for fiscal years 1999, 1998, and 1997.

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

In August 1996, the Company's Board of Directors authorized the establishment of the 1996 Employee Stock Option Plan (the "1996 Plan"), which received stockholder approval at the Company's 1997 annual shareholders' meeting. Under the provisions of the 1996 Plan, the Company's Board of Directors is authorized to grant Incentive Stock Options ("ISO") to employees of the Company and its subsidiaries and Non-Qualified Stock Options ("NSO") to employees, independent contractors and agents. The 1996 Plan, as amended in August 1998, permits the issuance of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock, adjusted to reflect the 3-for-2 stock split. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to ISOs granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All ISOs granted pursuant to the 1996 Plan must be exercised within ten years after the date of grant, except that ISOs granted to individuals owning more than 10% of the Company's outstanding common stock and NSOs must be exercised within five years after the date of grant. The following summarizes the status of the 1996 Plan at, and for the year ended, March 31:


                                                        1999                  1998                  1997
                                                --------------------  --------------------  --------------------
Granted                                                     457,500               117,500               243,000
     Per Share Price Range                          $10.75 - $21.75       $11.67 - $21.00                $11.42
Increase in Plan                                            500,000
Outstanding                                                 818,000               360,500               243,000
     Per Share Price Range                          $10.75 - $21.75       $11.42 - $21.00                $11.42
     Weighted Average Per Share Price                        $16.12                $13.76                $11.42
     Weighted Average Contractual Life                    8.6 years             8.8 years             9.4 years

Available for future grant                                  432,000               389,500               507,000

Exercisable                                                 242,504                17,516                  None
     Per Share Price Range                          $11.42 - $21.00                $11.42
     Weighted Average Per Share Price                        $11.85                $11.42

The Company's 1986 Employee Stock Option Plan expired in January 1996. Options granted, but not yet exercised, survive the 1986 Employee Stock Option Plan until the options expire. The following summarizes the status of the 1986 Employee Stock Option Plan at, and for the year ended, March 31:


                                                        1999                  1998                  1997
                                               ---------------------  --------------------  --------------------
Expired                                                        None                  None                 5,250

Exercised                                                    32,344               167,634                54,375
     Per Share Price Range                                    $6.89         $6.55 - $8.39         $9.08 - $9.33
     Proceeds received by the Company                      $223,000            $1,158,000              $499,000

Outstanding                                                 142,747               175,091               342,725
     Per Share Price Range                            $6.22 - $8.39         $6.22 - $8.39        $9.33 - $12.58
     Weighted Average Per Share Price                         $7.22                 $7.16                $10.55
     Weighted Average Contractual Life                    5.8 years             6.9 years             6.4 years

Exercisable                                                 142,747               155,670               202,588
     Per Share Price Range                            $6.22 - $8.39         $6.22 - $8.39        $9.33 - $10.33
     Weighted Average Per Share Price                         $7.22                 $7.00                $10.29

In addition to the options shown in the above tables, prior to 1996, the Company issued certain non-qualified options outside of the 1986 and 1996 stock option plans. As of March 31, 1999, such non-qualified stock options entitled the holders thereof to purchase a total of 45,898 shares of the Company's common stock at an exercise price ranging from $6.89 to $8.39 per share. All such options are currently exercisable. As of March 31, 1999, the weighted average per share price and contracted life of these options is $7.56 and 3.2 years, respectively.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In August, 1994, at the annual meeting of the stockholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("1993 Directors Plan") was adopted. The 1993 Directors Plan, as amended in August 1997, permits the issuance of options to purchase up to an aggregate of 100,000 shares of the Company's common stock.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 2,500 shares each year that the individual is re-elected. As of March 31, 1999, options to purchase 45,625 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 29,375 shares are available for future grant.

The exercise price for options granted under the 1993 Directors Plan may not be less than the fair market value of the common stock, which is defined as the closing bid quotation for the common stock at the end of the day preceding the grant.

Options granted under the 1993 Directors Plan become fully exercisable one year after the date of grant. All options expire five years after the date of grant. The exercise price must be paid in cash or in common stock, subject to certain restrictions.

(5) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases premises in New Orleans, Louisiana and Plant City, Florida from trusts co-managed by the President of the Company under two operating leases with rent aggregating $104,000 per year. The leases expire in August 2001. The Company has an option to purchase the properties at current market value at any time during the lease term. The Company intends to exercise the purchase options on both leases. The Company also leases office space and railroad tank cars from unrelated third parties.

At March 31, 1999, the future minimum lease payments under operating leases with an initial non-cancelable term in excess of one year were as follows:

                                                    Operating
                                                     Leases
                                                -----------------

                2000                                  $1,234,000
                2001                                     947,000
                2002                                     742,000
                2003                                     529,000
                2004                                     139,000
                Thereafter                               269,000
                                                -----------------

 Total minimum lease payments                        $ 3,860,000
                                                =================

Rental expense under operating leases with an initial non-cancellable term in excess of one year was $1,362,000, $1,106,000, and $843,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

CAPITAL EXPENDITURES

During fiscal year 2000, the Company anticipates spending approximately $700,000 to complete the implementation of the financial sales system and $2,000,000 to upgrade plant, machinery and equipment. The Company may spend an estimated $1,000,000 sometime in the future, if required to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

SURETY BONDS

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 1999, the Company had $5,723,000 in outstanding bonds.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable and notes receivable. The Company extends credit on an unsecured basis to many of its aviation and marine customers, some of which have a line of credit in excess of $3,000,000. The Company's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers which exhibit a higher credit risk profile and otherwise would be required to prepay or post cash collateralized letters of credit with their suppliers of fuel. Diversification of credit risk is difficult since the Company sells primarily in the aviation and marine industries. The Company's management recognizes that extending credit and setting appropriate reserves for accounts receivable is largely a subjective decision based on knowledge of the customer. Active management of this risk is essential to the Company's success. A strong capital position and liquidity provide the financial flexibility necessary to respond to customer needs. The Company's sales executives and their respective staff meet regularly to evaluate credit exposure in the aggregate, and by individual credit. This group is also responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

In response to adverse economic conditions principally in South America, the Company increased the allowance for bad debts during the fourth quarter of fiscal 1999. The Company also extended repayment terms with certain customers, converting approximately $8,290,000 from accounts receivable to notes receivable. As of March 31, 1999, the Company had $7,103,000 in outstanding notes receivable with maturities ranging from 1 month to 3.6 years, interest rates ranging from 5% to 10%, and individual balances ranging from $17,000 to $2,305,000. Of this amount, 5,790,000 is included in Notes receivable and 1,313,000 is included in Other assets in the accompanying consolidated balance sheets.

POLLUTION AND THIRD PARTY LIABILITY

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

LEGAL MATTERS

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under any pending litigation or administrative proceedings, will not materially affect its financial condition or results of operations.

PURCHASE COMMITMENTS AND OFF -BALANCE SHEET TRANSACTIONS

Recognizing favorable market conditions or for competitive reasons, the Company may enter into short term fuel purchase commitments for the physical delivery of product in the United States. The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations. As of March 31, 1999, the Company did not have any outstanding purchase commitments.

The Company offers its customers swaps and caps as part of its fuel management services. Typically, the Company simultaneously enters into the commodity based derivative instruments with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such counterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 1999, the Company had outstanding swap contracts for 65,000 metric tons expiring by December 1999, and $61,000 in deferred cap fees. Gains on these contracts are recognized at the completion of each transaction.

EMPLOYMENT AGREEMENTS

The Company's amended and restated employment agreements with its Chairman of the Board and President expire on March 31, 2004. Each agreement provides for a fixed salary and an annual bonus equal to 5% of the Company's income before income taxes in excess of $2,000,000 through fiscal year 2002, and $7,000,000 with a maximum bonus of $750,000, for the balance of the employment term. In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and accrue interest at the Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of the executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, any excess amount, including any interest earned thereon, shall be paid to the executive within ten (10) days of such death, termination or expiration. As of March 31, 1999 and 1998, $1,467,000 and $1,065,000,
respectively, was deferred under the agreement and is included in Long-term Liabilities in the accompanying consolidated balance sheets. Additionally, accrued interest of $152,000 and $56,000, was deferred under the agreements. The agreements also provide that, if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of up to three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers and current employees. The agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified management goals are attained. During the years ended March 31, 1999, 1998 and 1997, approximately $11,447,000, $10,411,000, and $9,136,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, as of March 31, 1999 are as follows:

               2000                    $    6,906,000
               2001                         5,317,000
               2002                         2,975,000
               2003                         2,503,000
               2004                         1,834,000
               Thereafter                   1,050,000
                                       ---------------
                                       $   20,585,000
                                       ===============

DEFERRED COMPENSATION PLANS

The Company's Deferred Compensation Plan ("Deferred Plan") is administered by a Deferred Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Deferred Plan was suspended effective August 1, 1997 by the Deferred Plan Committee. The Deferred Plan is unfunded and is not a qualified plan under the Internal Revenue Code. The Deferred Plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. As of March 31, 1999, the Company's liability under the Deferred Plan was $1,381,000, and is included in Long-term Liabilities in the accompanying consolidated balance sheets.

The Company maintains a 401(k) defined contribution plan which covers all United States employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During fiscal year 1999, the Company made matching contributions of 25% of the participants' contributions up to 4% of the participant's compensation. Annual contributions are made at the Company's sole discretion. During the fiscal years ended March 31, 1999, 1998 and 1997, approximately $101,000, $96,000 and $82,000, respectively, was expensed as Company contributions.

(6) AVIATION JOINT VENTURE

In August 1994, the Company began operation of an aviation joint venture with Petrosur, an Ecuador corporation. The aviation joint venture was organized to distribute jet fuel in Ecuador pursuant to a contract with the nationally owned oil company and the airport authority. The contract with the government entities may be terminated at any time. The aviation joint venture arrangement has a term of five years ending in May 2001 and will automatically renew for a similar term unless one of the partners objects at least ninety days prior to the end of the term.

The Company's current ownership interest in the aviation joint venture is 50%. Accordingly, the Company uses the equity method of accounting to record its proportionate share of aviation joint venture earnings. The amount of the investment in and advances to the aviation joint venture totaled $2,493,000 and $2,271,000 at March 31, 1999 and 1998, respectively. Of these amounts, $1,730,000 and $1,171,000 are included in Prepaid expenses and other current assets as of March 31, 1999 and 1998, respectively, and $763,000 and $1,100,000 is included in Other assets as of March 31, 1999 and 1998, respectively.

(7) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which was effective for the Company's 1999 fiscal year. SFAS No. 131 establishes new standards for reporting operating segment information in annual and interim financial statements. The Company evaluates performance for internal management purposes in a manner consistent with reporting for external purposes.

The Company operates in three business segments: aviation fueling, marine fueling and oil recycling. Information concerning the Company's operations by business segment is as follows:


                                                            AS OF AND FOR THE YEAR ENDED MARCH 31,
                                                      -----------------------------------------------------
                                                           1999               1998                 1997
                                                      -------------       -------------       -------------
REVENUE
    Aviation fueling                                  $ 327,844,000       $ 383,010,000       $ 381,236,000
    Marine fueling                                      392,717,000         393,607,000         368,470,000
    Oil recycling                                        23,621,000          25,146,000          22,912,000
                                                      -------------       -------------       -------------

      Consolidated revenue                            $ 744,182,000       $ 801,763,000       $ 772,618,000
                                                      =============       =============       =============

INCOME FROM OPERATIONS
    Aviation fueling                                  $  13,331,000       $  12,558,000       $  10,620,000
    Marine fueling                                        7,515,000           7,403,000           5,013,000
    Oil recycling                                         2,593,000           4,155,000           5,020,000
    Corporate                                            (6,041,000)         (5,589,000)         (5,027,000)
                                                      -------------       -------------       -------------

      Consolidated income from operations             $  17,398,000       $  18,527,000       $  15,626,000
                                                      =============       =============       =============

IDENTIFIABLE ASSETS
    Aviation fueling                                  $  68,765,000       $  57,867,000       $  54,129,000
    Marine fueling                                       69,250,000          53,819,000          43,013,000
    Oil recycling                                        21,077,000          19,055,000          17,574,000
    Corporate                                             6,842,000          12,518,000           8,423,000
                                                      -------------       -------------       -------------

      Consolidated identifiable assets                $ 165,934,000       $ 143,259,000       $ 123,139,000
                                                      =============       =============       =============

CAPITAL EXPENDITURES
    Aviation fueling                                  $     419,000       $     218,000       $     369,000
    Marine fueling                                          200,000             609,000             208,000
    Oil recycling                                         2,238,000           1,793,000           2,383,000
    Corporate                                             2,801,000             864,000             196,000
                                                      -------------       -------------       -------------

      Consolidated capital expenditures               $   5,658,000       $   3,484,000       $   3,156,000
                                                      =============       =============       =============

DEPRECIATION AND AMORTIZATION
    Aviation fueling                                  $     543,000       $     312,000       $     189,000
    Marine fueling                                          695,000             708,000             599,000
    Oil recycling                                         1,097,000           1,021,000             916,000
    Corporate                                               464,000             377,000             234,000
                                                      -------------       -------------       -------------

      Consolidated depreciation and amortization      $   2,799,000       $   2,418,000       $   1,938,000
                                                      =============       =============       =============

FOREIGN OPERATIONS

A summary of financial data for foreign operations is shown below as of, and for the fiscal years ended, March 31, 1999, 1998 and 1997. Non-U.S. operations of the Company and its subsidiaries are conducted primarily from offices in the United Kingdom, Singapore, Mexico, South Africa, South Korea, Denmark and Costa Rica. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                1999              1998              1997
                            ------------      ------------      ------------

Revenue                     $371,104,000      $419,701,000      $287,589,000
                            ============      ============      ============

Income from operations      $ 16,349,000      $ 10,774,000      $  7,753,000
                            ============      ============      ============

Identifiable assets         $ 63,718,000      $ 43,524,000      $ 37,313,000
                            ============      ============      ============

MAJOR CUSTOMERS

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 1999, 1998 and 1997.

(8)      QUARTERLY INFORMATION (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                ------------------------------------------------------------------------
                                   June 30,          September 30,         December 31,       March 31,
                                     1998                1998                 1998              1999
                                --------------      --------------      ---------------     ------------
Revenue                         $  193,031,000      $  180,320,000      $  187,809,000      $183,022,000
                                ==============      ==============      ==============      ============

Gross profit                    $   14,856,000      $   14,803,000      $   14,215,000      $ 15,532,000
                                ==============      ==============      ==============      ============

Net income                      $    4,081,000      $    3,520,000      $    3,979,000      $  3,527,000
                                ==============      ==============      ==============      ============

Basic earnings per share        $         0.33      $         0.28      $         0.32      $       0.29
                                ==============      ==============      ==============      ============

Diluted earnings per share      $         0.32      $         0.28      $         0.32      $       0.29
                                ==============      ==============      ==============      ============

                                                       FOR THE THREE MONTHS ENDED
                                ------------------------------------------------------------------------
                                   June 30,          September 30,         December 31,        March 31,
                                    1997                1997                  1997               1998
                                --------------      --------------      ---------------     ------------

Revenue                         $  186,307,000      $  205,792,000      $  208,879,000      $200,785,000
                                ==============      ==============      ==============      ============

Gross profit                    $   11,074,000      $   12,233,000      $   12,455,000      $ 14,633,000
                                ==============      ==============      ==============      ============

Net income                      $    3,803,000      $    4,125,000      $    4,148,000      $  3,777,000
                                ==============      ==============      ==============      ============

Basic earnings per share        $         0.31      $         0.34      $         0.34      $       0.31
                                ==============      ==============      ==============      ============

Diluted earnings per share      $         0.31      $         0.33      $         0.33      $       0.30
                                ==============      ==============      ==============      ============

                                                                     SCHEDULE II

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                   ADDITIONS
                                               ----------------------------------------------
                               BALANCE AT                          CHARGED TO    CHARGED TO                        BALANCE AT
                               BEGINNING        ACQUISITION        COSTS AND       OTHER                              END
                               OF PERIOD        OF BUSINESS        EXPENSES      ACCOUNTS (1)    DEDUCTIONS (2)     OF PERIOD
                               ==========      =============      ==========    =============   ===============  =============
Year Ended March 31, 1999
Allowance for bad debts        $4,594,000      $        --        $5,133,000      $  917,000      $3,815,000      $6,829,000
                               ==========      =============      ==========      ==========      ==========      ==========

Year Ended March 31, 1998
Allowance for bad debts        $4,360,000      $     118,000      $1,417,000      $  919,000      $2,220,000      $4,594,000
                               ==========      =============      ==========      ==========      ==========      ==========

Year Ended March 31, 1997
Allowance for bad debts        $4,363,000      $        --        $5,107,000      $  415,000      $5,525,000      $4,360,000
                               ==========      =============      ==========      ==========      ==========      ==========

Notes:
(1)   Recoveries of bad debts and reclassifications.

(2)   Accounts determined to be uncollectible.