Form 10-Q
period 1999-06-30
WORLD FUEL SERVICES CORP
filed 1999-07-30
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                        59-2459427
      -------------------------------                       --------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
        MIAMI SPRINGS, FLORIDA                                     33166
 ------------------------------------------                     ----------
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
                                              -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 26, 1999, the registrant had a total of 12,189,277 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 1999, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2000.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                        June 30, 1999    March 31, 1999
                                                        -------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                            $ 10,343,000      $ 16,322,000
   Accounts and notes receivable, net of allowance
     for bad debts of $7,907,000 and $6,829,000
     at June 30 and March 31, 1999, respectively         114,103,000        98,678,000
   Inventories                                             6,340,000         6,199,000
   Prepaid expenses and other current assets               4,349,000         5,617,000
                                                        ------------      ------------

     Total current assets                                135,135,000       126,816,000
                                                        ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                    1,054,000         1,054,000
   Buildings and improvements                              3,243,000         3,155,000
   Office equipment and furniture                          8,882,000         8,150,000
   Plant, machinery and equipment                         19,457,000        19,557,000
   Construction in progress                                  158,000           196,000
                                                        ------------      ------------

                                                          32,794,000        32,112,000
   Less accumulated depreciation
     and amortization                                     11,037,000        10,655,000
                                                        ------------      ------------

                                                          21,757,000        21,457,000
                                                        ------------      ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                             23,535,000        15,148,000
   Other                                                   3,713,000         2,513,000
                                                        ------------      ------------

                                                        $184,140,000      $165,934,000
                                                        ============      ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       June 30, 1999    March 31, 1999
                                                       -------------    --------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                $  1,539,000      $    125,000
   Accounts payable and accrued expenses                 57,424,000        49,665,000
   Customer deposits                                      3,142,000         4,074,000
   Accrued salaries and wages                             1,673,000         2,248,000
   Income taxes payable                                   2,498,000         1,617,000
                                                       ------------      ------------

       Total current liabilities                         66,276,000        57,729,000
                                                       ------------      ------------

LONG-TERM LIABILITIES                                    15,427,000         7,408,000
                                                       ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     100,000 shares authorized, none issued                    --                --
   Common stock, $0.01 par value;
     25,000,000 shares authorized; 12,535,000 and
     12,534,000 shares issued and outstanding at
     June 30 and March 31, 1999, respectively               125,000           125,000
   Capital in excess of par value                        26,776,000        26,769,000
   Retained earnings                                     79,633,000        78,000,000
   Less treasury stock, at cost; 346,000 shares
     at June 30 and March 31, 1999                        4,097,000         4,097,000
                                                       ------------      ------------

                                                        102,437,000       100,797,000
                                                       ------------      ------------

                                                       $184,140,000      $165,934,000
                                                       ============      ============


        The accompanying note to the consolidated financial statements is an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           Three Months Ended June 30,
                                        ---------------------------------
                                             1999               1998
                                        -------------       --------------
Revenue                                 $ 231,550,000       $ 193,031,000

Cost of sales                             214,789,000         178,175,000
                                        -------------       -------------

   Gross profit                            16,761,000          14,856,000
                                        -------------       -------------

Operating expenses:
   Salaries and wages                       5,839,000           4,957,000
   Provision for bad debts                       --             1,238,000
   Special provision for bad debts          1,571,000                --
   Other                                    4,311,000           3,772,000
                                        -------------       -------------

                                           11,721,000           9,967,000
                                        -------------       -------------

Income from operations                      5,040,000           4,889,000
                                        -------------       -------------

Other (expense) income:
   Special provision for bad debts
       in aviation joint venture           (1,193,000)               --
   Other expense, net                        (110,000)            253,000
                                        -------------       -------------

                                           (1,303,000)            253,000
                                        -------------       -------------

Income before income taxes                  3,737,000           5,142,000

Provision for income taxes                  1,495,000           1,061,000
                                        -------------       -------------

Net income                              $   2,242,000       $   4,081,000
                                        =============       =============

Basic earnings per common share         $        0.18       $        0.33
                                        =============       =============

Weighted average shares                    12,188,000          12,495,000
                                        =============       =============

Diluted earnings per common share       $        0.18       $        0.32
                                        =============       =============

Weighted average shares - diluted          12,311,000          12,752,000
                                        =============       =============

      The accompanying note to the consolidated financial statements is an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Three Months Ended June 30,
                                                                  -------------------------------
                                                                      1999               1998
                                                                  ------------       ------------
Cash flows from operating activities:
   Net income                                                     $  2,242,000       $  4,081,000
                                                                  ------------       ------------
   Adjustments to reconcile net income
     to net cash used in operating activities -
       Depreciation and amortization                                   912,000            689,000
       Provision for bad debts                                       1,571,000          1,238,000
       Deferred income tax provision                                     3,000             66,000
       Equity in losses (earnings) of aviation joint
        venture, net                                                 1,184,000            (68,000)
       Other non-cash operating credits                                 (3,000)           (11,000)

       Changes in assets and liabilities:
         (Increase) decrease in -
           Accounts and notes receivable                           (17,967,000)        (9,733,000)
           Inventories                                                (141,000)           (65,000)
           Prepaid expenses and other current assets                  (392,000)        (1,569,000)
           Other assets                                               (759,000)           591,000

         Increase (decrease) in -
           Accounts payable and accrued expenses                     7,428,000          2,455,000
           Customer deposits                                          (932,000)           406,000
           Accrued salaries and wages                                 (626,000)          (602,000)
           Income taxes payable                                        863,000           (271,000)
           Deferred compensation                                      (430,000)          (252,000)
                                                                  ------------       ------------

           Total adjustments                                        (9,289,000)        (7,126,000)
                                                                  ------------       ------------

     Net cash used in operating activities                          (7,047,000)        (3,045,000)
                                                                  ------------       ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (839,000)        (1,218,000)
   Proceeds from notes receivable                                    1,227,000             74,000
   Payment for acquisition of business, net of cash acquired        (4,183,000)              --
                                                                  ------------       ------------

       Net cash used in investing activities                        (3,795,000)        (1,144,000)
                                                                  ------------       ------------


                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                               Three Months Ended June 30,
                                                              --------------------------------
                                                                 1999                1998
                                                              ------------       -------------
Cash flows from financing activities:
   Dividends paid on common stock                             $   (609,000)      $   (624,000)
   Proceeds from issuance of common stock                           10,000            239,000
   Borrowings under revolving credit facitily, net               5,500,000               --
   Other                                                           (38,000)           (25,000)
                                                              ------------       ------------

     Net cash provided by (used in) financing activities         4,863,000           (410,000)
                                                              ------------       ------------

Net decrease in cash and cash equivalents                       (5,979,000)        (4,599,000)

Cash and cash equivalents, at beginning
   of period                                                    16,322,000         14,459,000
                                                              ------------       ------------

Cash and cash equivalents, at end
   of period                                                  $ 10,343,000       $  9,860,000
                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                    $    125,000       $     14,000
                                                              ============       ============

  Income taxes                                                $    679,000       $  1,136,000
                                                              ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

   Cash dividends declared, but not yet paid, totaling $609,000 and $626,000 are included in Accounts payable and accrued expenses as of June 30, 1999 and 1998, respectively.

   In connection with the acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in notes payable. See note for additional information.

   Advances to the Company's aviation joint venture totaling $1,723,000 were reclassified from Prepaid expenses and other current assets to Other assets as of June 30, 1999.

      The accompanying note to the consolidated financial statements is an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                  NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

ORGANIZATION AND NATURE OF ACQUISITIONS

         In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group ("Bunkerfuels") are included with the results of the Company from April 1, 1999. The aggregate purchase price of the acquisition was approximately $8,641,000, including an estimated $72,000 in acquisition costs. The Company paid approximately $4,183,000 in cash; net of cash acquired, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 is due within one year, and $208,000 in short term payables due to the sellers. The promissory notes are collateralized by letters of credit. The difference between the purchase price and the $67,000 fair value of the net assets of the acquired companies, which amounted to approximately $8,574,000, was allocated to goodwill, and is being amortized using the straight-line method over 35 years. The Company determined that no other intangible assets exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         The Company's revenue for the three months ended June 30, 1999 was $231,550,000, an increase of $38,519,000, or 20.0%, as compared to revenue of $193,031,000 for the corresponding period for the prior year. The Company's revenue during these periods was attributable to the following segments:



                                Three Months Ended June 30,
                                  1999              1998
                              ------------      -------------
        Aviation Fueling      $ 92,216,000      $ 85,276,000
        Marine Fueling         133,230,000       101,541,000
        Oil Recycling            6,104,000         6,214,000
                              ------------      ------------
        Total Revenue         $231,550,000      $193,031,000
                              ============      =============

         The aviation fueling segment contributed $92,216,000 in revenue for the three months ended June 30, 1999. This represented an increase in revenue of $6,940,000, or 8.1%, as compared to the same period of the prior year. The increase in revenue was due to an increase in the average price per gallon sold and an increase in the quantity of gallons sold. The marine fueling segment contributed $133,230,000 in revenue for the three months ended June 30, 1999, an increase of $31,689,000, or 31.2%, over the corresponding period of the prior year. The increase in revenue was related primarily to the acquisition of Bunkerfuels, which was effective April 1, 1999, as well as an increase in the average price and volume of metric tons sold. Partially offsetting the revenue increase in aviation and marine fueling was a $110,000 decrease in oil recycling segment revenue.

         The Company's gross profit of $16,761,000 for the three months ended June 30, 1999, increased $1,905,000, or 12.8%, as compared to the same period of the prior year. The Company's gross margin decreased from 7.7% for the three months ended June 30, 1998, to 7.2% for the three months ended June 30, 1999. The Company's aviation fueling business achieved a 10.4% gross margin for the three months ended June 30, 1999, as compared to 9.2% achieved for the same period during the prior year. This resulted from an increase in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 4.1% gross margin for the three months ended June 30, 1999, as compared to a 5.1% gross margin for the same period of the prior year, the result of lower gross profit per metric ton sold and brokered, and a mix change toward brokered transactions related to the newly acquired Bunkerfuels business. The gross margin in the Company's oil recycling segment decreased from 29.2% for the three months ended June 30, 1998, to 28.0% for the three months ended June 30, 1999. This decrease resulted from a lower gross profit per gallon of recycled oil sold and a decrease in service revenue.

         Total operating expenses for the three months ended June 30, 1999 were $11,721,000, an increase of $1,754,000, or 17.6%, as compared to the same period of the prior year. The increase resulted primarily from a $1,571,000 special charge to the provision for bad debts related to the deteriorating economic conditions in Ecuador, and the operating expenses associated with the newly acquired Bunkerfuels operations.

         The Company's income from operations for the three months ended June 30, 1999 was $5,040,000, an increase of $151,000, or 3.1%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                         Three Months Ended June 30,
                                           1999              1998
                                       -----------       ------------
     Aviation Fueling                  $ 4,339,000       $ 3,531,000
     Marine Fueling                      1,124,000         1,527,000
     Oil Recycling                         794,000         1,013,000
     Corporate Overhead                 (1,217,000)       (1,182,000)
                                       -----------       -----------
     Total Income from Operations      $ 5,040,000       $ 4,889,000
                                       ===========       ===========


         The aviation fueling segment's income from operations was $4,339,000 for the three months ended June 30, 1999, an increase of $808,000, or 22.9%, as compared to the three months ended June 30, 1998. This resulted from an increase in the volume and average gross profit per gallon sold. Partially offsetting was an increase in operating expenses due to a special provision for bad debts related to the deteriorating economic conditions in Ecuador. The marine fueling segment earned $1,124,000 in income from operations for the three months ended June 30, 1999, a decrease of $403,000 or 26.4% over the corresponding period of the prior year. This decrease was primarily the result of a narrower margin on trade and brokered transactions. Income from operations of the oil recycling segment decreased by $219,000, or 21.6%, for the three months ended June 30, 1999, as compared to the same period of the prior year. This resulted from a decrease in gross profit and higher operating expenses.

         During the three months ended June 30, 1999, the Company reported $1,303,000 in other expense, net, compared to other income, net, of $253,000, for the same quarter a year ago. This $1,556,000 increase in other expense, net, was the result of a special charge to the provision for bad debts in the Company's aviation joint venture in Ecuador related to the deteriorating economic conditions in that country. This special charge was in addition to the special provision for bad debts described in the preceding paragraphs. Also contributing to the increase in other expense, net, was an increase in interest expense due to borrowings on the Company's line of credit. The acquisition of Bunkerfuels, the Company's stock repurchase program and the investment in the financial system, increased the Company's borrowing requirements. The Company's effective income tax rate for the three months ended June 30, 1999 was 40.0%, as compared to 20.6% for the same period of the prior year. The increase is primarily the result of the provision for bad debts, special or otherwise, for which the Company does not receive a tax benefit and favorable U.S. income tax true ups recorded in the first quarter a year ago.

         Net income for the three months ended June 30, 1999 was $2,242,000, a decrease of $1,839,000, or 45.1%, as compared to net income of $4,081,000 for the three months ended June 30, 1998. Diluted earnings per share of $0.18 for the three months ended June 30, 1999 exhibited a $0.14, or 43.8% decrease over the $0.32 achieved during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $10,343,000 at June 30, 1999, as compared to $16,322,000 at March 31, 1999. The principal uses of cash and cash equivalents during the first three months of fiscal year 2000 were $7,047,000 used in operating activities, $4,183,000 for the acquisition of Bunkerfuels, $839,000 for capital expenditures and $609,000 in dividends paid on common stock. Partially offsetting these uses was $5,500,000 in net borrowings on the Company's line of credit. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 1999 was $68,859,000, exhibiting a $228,000 decrease from working capital as of March 31, 1999. As of June 30, 1999, the Company's accounts receivable and the current portion of the notes receivable, excluding the allowance for bad debts, amounted to $122,010,000, an increase of $16,503,000, as compared to the March 31, 1999 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $6,827,000. The net increase in trade credit of $8,572,000, was primarily attributable to the acquisition of Bunkerfuels, higher fuel prices and an increase in the offshore marine fuel receivables. The allowance for bad debts as of June 30, 1999 amounted to $7,907,000, an increase of $1,078,000 compared to the March 31, 1999 balance. During the first three months of fiscal year 2000, the Company charged $1,571,000 to the provision for bad debts and had charge-offs in excess of recoveries of $493,000. The Company increased the allowance for bad debts recognizing the deteriorating economic conditions in Latin America, particularly in Ecuador.

         Capital expenditures for the first three months of fiscal year 2000 consisted primarily of $433,000 for the implementation of a new financial system and $142,000 in plant, machinery and equipment related to the recycled oil segment. During the balance of fiscal year 2000, the Company anticipates spending an additional $300,000 for the implementation of the financial system and approximately $1,000,000 to upgrade plant, machinery and equipment. The Company may also spend an estimated $1,000,000 sometime in the future, if required, to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site.

         Stockholders' equity amounted to $102,437,000, or $8.40 per share at June 30, 1999, compared to $100,797,000, or $8.27 per share at March 31, 1999.
This increase of $1,640,000 was due to $2,242,000 in first quarter earnings, partially offset by the declaration of first quarter cash dividends of $609,000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27  Financial Data Schedule (included in electronic filing only).

         (b) During the three months ended June 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JULY 29, 1999                 WORLD FUEL SERVICES CORPORATION
      -------------                 -------------------------------

                                    /s/ JERROLD BLAIR
                                    -------------------------------
                                    JERROLD BLAIR
                                    PRESIDENT


                                    /s/ CARLOS A. ABAUNZA
                                    --------------------------------
                                    CARLOS A. ABAUNZA
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                  EXHIBIT DESCRIPTION
----------                   -------------------
   27            Financial Data Schedule (included in electronic filing only).