Form 10-Q
period 1999-09-30
WORLD FUEL SERVICES CORP
filed 1999-11-01
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533

                         WORLD FUEL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                         59-2459427
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
          MIAMI SPRINGS, FLORIDA                                    33166
------------------------------------------                       ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 20, 1999, the registrant had a total of 12,175,000 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 1999, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2000.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                        SEPTEMBER 30, 1999  MARCH 31, 1999
                                                        ------------------  --------------
CURRENT ASSETS:
   Cash and cash equivalents                               $ 10,596,000      $ 16,322,000
   Accounts and notes receivable, net of allowance
     for bad debts of $8,698,000 and $6,829,000
     at September 30 and March 31, 1999, respectively       145,243,000        98,678,000
   Inventories                                                7,908,000         6,199,000
   Prepaid expenses and other current assets                  4,514,000         5,617,000
                                                           ------------      ------------

     Total current assets                                   168,261,000       126,816,000
                                                           ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                       1,054,000         1,054,000
   Buildings and improvements                                 3,284,000         3,155,000
   Office equipment and furniture                             9,147,000         8,150,000
   Plant, machinery and equipment                            19,451,000        19,557,000
   Construction in progress                                     354,000           196,000
                                                           ------------      ------------

                                                             33,290,000        32,112,000
   Less accumulated depreciation
     and amortization                                        11,620,000        10,655,000
                                                           ------------      ------------

                                                             21,670,000        21,457,000
                                                           ------------      ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                                23,355,000        15,148,000
   Other                                                      3,220,000         2,513,000
                                                           ------------      ------------

                                                           $216,506,000      $165,934,000
                                                           ============      ============

                                  (continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30, 1999  MARCH 31, 1999
                                                     ------------------  --------------
 CURRENT LIABILITIES:
   Current maturities of long-term debt                 $  1,536,000      $    125,000
   Accounts payable and accrued expenses                  87,527,000        49,665,000
   Customer deposits                                       2,497,000         4,074,000
   Accrued salaries and wages                              1,771,000         2,248,000
   Income taxes payable                                    2,784,000         1,617,000
                                                        ------------      ------------

        Total current liabilities                         96,115,000        57,729,000
                                                        ------------      ------------

LONG-TERM LIABILITIES                                     18,782,000         7,408,000
                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     100,000 shares authorized, none issued                       --                --
   Common stock, $0.01 par value;
     25,000,000 shares authorized; 12,537,000 and
     12,534,000 shares issued and outstanding at
     September 30 and March 31, 1999, respectively           125,000           125,000
   Capital in excess of par value                         26,800,000        26,769,000
   Retained earnings                                      78,781,000        78,000,000
   Less treasury stock, at cost; 346,000 shares
     at September 30 and March 31, 1999                    4,097,000         4,097,000
                                                        ------------      ------------

                                                         101,609,000       100,797,000
                                                        ------------      ------------

                                                        $216,506,000      $165,934,000
                                                        ============      ============


        The accompanying note to the consolidated financial statements is an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          SIX MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------
                                             1999               1998
                                        -------------       -------------
Revenue                                 $ 538,179,000       $ 373,351,000

Cost of sales                             502,534,000         343,692,000
                                        -------------       -------------

   Gross profit                            35,645,000          29,659,000
                                        -------------       -------------

Operating expenses:
   Salaries and wages                      11,650,000          10,549,000
   Provision for bad debts                  2,723,000           2,072,000
   Special provision for bad debts
    in aviation segment                     2,122,000                  --
   Other                                    8,892,000           7,928,000
                                        -------------       -------------

                                           25,387,000          20,549,000
                                        -------------       -------------

Income from operations                     10,258,000           9,110,000
                                        -------------       -------------

Other (expense) income:
   Special provision for bad debts
    in aviation joint venture              (1,593,000)                 --
   Non-recurring charge in
    marine segment                         (3,092,000)                 --
   Other (expense) income, net               (451,000)            540,000
                                        -------------       -------------

                                           (5,136,000)            540,000
                                        -------------       -------------

Income before income taxes                  5,122,000           9,650,000

Provision for income taxes                  3,122,000           2,049,000
                                        -------------       -------------

Net income                              $   2,000,000       $   7,601,000
                                        =============       =============


Basic earnings per common share         $        0.16       $        0.61
                                        =============       =============

Weighted average shares                    12,189,000          12,496,000
                                        =============       =============

Diluted earnings per common share       $        0.16       $        0.60
                                        =============       =============

Weighted average shares - diluted          12,311,000          12,708,000
                                        =============       =============


        The accompanying note to the consolidated financial statements is an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                   1999                1998
                                              -------------       -------------
Revenue                                       $ 306,629,000       $ 180,320,000

Cost of sales                                   287,745,000         165,517,000
                                              -------------       -------------

   Gross profit                                  18,884,000          14,803,000
                                              -------------       -------------

Operating expenses:
   Salaries and wages                             5,811,000           5,592,000
   Provision for bad debts                        2,724,000             834,000
   Special provision for bad debts
    in aviation segment                             550,000                  --
   Other                                          4,581,000           4,156,000
                                              -------------       -------------

                                                 13,666,000          10,582,000
                                              -------------       -------------

Income from operations                            5,218,000           4,221,000

Other (expense) income:
   Special provision for bad debts
    in aviation joint venture                      (400,000)                 --
   Non-recurring charge in
    marine segment                               (3,092,000)                 --
   Other (expense) income, net                     (341,000)            287,000
                                              -------------       -------------

                                                 (3,833,000)            287,000
                                              -------------       -------------

Income before income taxes                        1,385,000           4,508,000

Provision for income taxes                        1,627,000             988,000
                                              -------------       -------------

Net (loss) income                             $    (242,000)      $   3,520,000
                                              =============       =============


Basic (loss) earnings per common share        $       (0.02)      $        0.28
                                              =============       =============

Weighted average shares                          12,190,000          12,497,000
                                              =============       =============

Diluted (loss) earnings per common share      $       (0.02)      $        0.28
                                              =============       =============

Weighted average shares - diluted                12,190,000          12,653,000
                                              =============       =============


        The accompanying note to the consolidated financial statements is an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
Cash flows from operating activities:
    Net income                                                          $  2,000,000       $  7,601,000
                                                                        ------------       ------------

    Adjustments to reconcile net income
      to net cash used in operating activities -
        Provision for bad debts                                            4,845,000          2,072,000
        Non-recurring charge in marine segment                             3,092,000                 --
        Depreciation and amortization                                      1,800,000          1,394,000
        Equity in losses (earnings) of aviation joint venture, net         1,728,000            (87,000)
        Deferred income tax provision                                        116,000            170,000
        Other non-cash operating charges                                      21,000             18,000
        Changes in assets and liabilities:
           (Increase) decrease in -
             Accounts and notes receivable                               (56,731,000)       (14,074,000)
             Inventories                                                  (1,709,000)            36,000
             Prepaid expenses and other current assets                      (557,000)        (2,013,000)
             Other assets                                                     11,000            510,000

           Increase (decrease) in -
             Accounts payable and accrued expenses                        37,530,000          3,327,000
             Customer deposits                                            (1,577,000)           (44,000)
             Accrued salaries and wages                                     (528,000)           692,000
             Income taxes payable                                          1,149,000            556,000
             Deferred compensation                                          (455,000)          (282,000)
                                                                        ------------       ------------

             Total adjustments                                           (11,265,000)        (7,725,000)
                                                                        ------------       ------------

      Net cash used in operating activities                               (9,265,000)          (124,000)
                                                                        ------------       ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (1,434,000)        (2,829,000)
    Payment for acquisition of business, net of cash acquired             (4,183,000)                --
    Proceeds from notes receivable                                         2,533,000            267,000
    Advances to aviation joint venture, net                                 (895,000)          (200,000)
    Issuance of notes receivable                                                  --           (300,000)
                                                                        ------------       ------------

        Net cash used in investing activities                           $ (3,979,000)      $ (3,062,000)
                                                                        ------------       ------------


                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
Cash flows from financing activities:
    Borrowings under revolving credit facility, net            $  8,800,000       $    862,000
    Dividends paid on common stock                               (1,218,000)        (1,250,000)
    Repayment of other long-term debt                               (74,000)           (56,000)
    Proceeds from issuance of common stock                           10,000            296,000
                                                               ------------       ------------

      Net cash provided by (used in) financing activities         7,518,000           (148,000)
                                                               ------------       ------------

Net decrease in cash and cash equivalents                        (5,726,000)        (3,334,000)

Cash and cash equivalents, at beginning of period                16,322,000         14,459,000
                                                               ------------       ------------

Cash and cash equivalents, at end of period                    $ 10,596,000       $ 11,125,000
                                                               ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                                 $    277,000       $     74,000
                                                               ============       ============

      Income taxes                                             $  1,970,000       $  1,488,000
                                                               ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $610,000 and $623,000 are included in accounts payable and accrued expenses as of September 30, 1999 and 1998, respectively.

In connection with the acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in notes payable. See note for additional information.

Advances to and earnings from the Company's aviation joint venture totaling $1,723,000 were reclassified from Prepaid expenses and other current assets to Other assets during the six months ended September 30, 1999.

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

ORGANIZATION AND NATURE OF ACQUISITIONS

         In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group ("Bunkerfuels") are included with the results of the Company from April 1, 1999. The aggregate purchase price of the acquisition was approximately $8,641,000, including an estimated $72,000 in acquisition costs. The Company paid approximately $4,183,000 in cash, net of cash acquired, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 is due within one year, and $208,000 in short term payables due to the sellers. The promissory notes are collateralized by letters of credit. The difference between the purchase price and the $67,000 fair value of the net assets of the acquired companies, which amounted to approximately $8,574,000, was allocated to goodwill, and is being amortized using the straight-line method over 35 years. The Company determined that no other intangible assets exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. Bunkerfuels forms part of the Company's worldwide marine fuel marketing segment. Through the first half of fiscal 2000, Bunkerfuels contributed $54,730,000 in revenue, and a combined 3,082,000 in metric tons brokered and traded. The total metric tons for the segment during the same period were 7,178,000.

         The Company's profitability during the six months ended September 30, 1999 was adversely affected by charges to the provision for bad debts, primarily in the aviation segment, both special and otherwise. Earnings were additionally affected by a non-recurring charge in the marine segment pertaining to the theft by diversion of product off the coast of Nigeria.

THE SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

         The Company's revenue for the six months ended September 30, 1999 was $538,179,000, an increase of $164,828,000, or 44.1%, as compared to revenue of $373,351,000 for the corresponding period of the prior year. The revenue increase is due largely to an increase in world oil prices and the Bunkerfuels acquisition. The Company's revenue during these periods was attributable to the following segments:

                                      SIX MONTHS ENDED SEPTEMBER 30,
                                         1999              1998
                                     ------------      ------------
               Aviation Fueling      $199,889,000      $162,577,000
               Marine Fueling         325,316,000       198,514,000
               Oil Recycling           12,974,000        12,260,000
                                     ------------      ------------

               Total Revenue         $538,179,000      $373,351,000
                                     ============      ============

         The aviation fueling segment contributed $199,889,000 in revenue for the six months ended September 30, 1999. This represented an increase in revenue of $37,312,000, or 23.0%, as compared to the same period of the prior year. The increase in revenue was due to increases in the volume and average price per gallon sold. The marine fueling segment contributed $325,316,000 in revenue for the six months ended September 30, 1999, an increase of $126,802,000, or 63.9%, over the corresponding period of the prior year. The increase in revenue was related primarily to the acquisition of Bunkerfuels, as well as increases in the volume and average price per metric ton sold. The oil recycling segment contributed $12,974,000 in revenue for the six months ended September 30, 1999, an increase of $714,000, or 5.8%, as compared to the same period of the prior year. The higher revenue resulted from increases in the volume and average sales price per gallon of recycled oil sold, as well as higher used oil and waste water collection revenue.

         The Company's gross profit of $35,645,000 for the six months ended September 30, 1999 increased $5,986,000, or 20.2%, as compared to the same period of the prior year. The Company's gross margin decreased from 7.9% for the six months ended September 30, 1998, to 6.6% for the six months ended September 30, 1999. The Company's aviation fueling business achieved a 9.8% gross margin for the six months ended September 30, 1999, as compared to 9.1% achieved for the same period during the prior year. This resulted from an increase in the average gross profit per gallon sold, which offset the effect of a 14.8% increase in the average sales price per gallon sold. The Company's marine fueling segment achieved a 3.7% gross margin for the six months ended September 30, 1999, as compared to a 5.9% gross margin for the same period of the prior year, the result of a 23.4% increase in the average price per metric ton traded, and a lower gross profit per metric ton sold and brokered. The gross margin in the Company's oil recycling segment increased from 25.3% for the six months ended September 30, 1998, to 29.7% for the six months ended September 30, 1999. This increase resulted from a higher gross profit per gallon of recycled oil sold, due primarily to higher fuel prices, and higher used oil and wastewater collection revenue.

         Total operating expenses for the six months ended September 30, 1999 were $25,387,000, an increase of $4,838,000, or 23.5%, as compared to the same period of the prior year. The increase was mostly due to a $2,773,000 higher provision for bad debts principally attributed to the Company's aviation segment, which included a $2,122,000 special charge related to certain customers based in Ecuador. Also contributing to the increase were the operating expenses associated with the Bunkerfuels operations and the newly implemented financial systems.

         The Company's income from operations for the six months ended September 30, 1999 was $10,258,000, an increase of $1,148,000, or 12.6%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                     1999              1998
                                                 ------------      ------------
               Aviation Fueling                  $  7,754,000      $  6,282,000
               Marine Fueling                       3,208,000         4,065,000
               Oil Recycling                        1,972,000         1,413,000
               Corporate Overhead                  (2,676,000)       (2,650,000)
                                                 ------------      ------------

               Total Income from Operations      $ 10,258,000      $  9,110,000
                                                 ============      ============

         The aviation fueling segment's income from operations was $7,754,000 for the six months ended September 30, 1999, an increase of $1,472,000, or 23.4%, as compared to the six months ended September 30, 1998. This resulted from an increase in the volume and average gross profit per gallon sold. Partially offsetting was an increase in operating expenses due to a higher provision for bad debts related, in part, to the deteriorating economic conditions in Ecuador. The marine fueling segment earned $3,208,000 in income from operations for the six months ended September 30, 1999, a decrease of $857,000, or 21.1%, over the corresponding period of the prior year. This decrease was primarily the result of a narrower gross profit per metric ton sold and brokered in the Company's core business, partially offset by the contribution of Bunkerfuels. Income from operations of the oil recycling segment increased by $559,000, or 39.6%, for the six months ended September 30, 1999, as compared to the same period of the prior year. This resulted from an increase in gross profit, partially offset by higher operating expenses.

         During the six months ended September 30, 1999, the Company reported $5,136,000 in other expense, net, compared to other income, net, of $540,000, for the same period a year ago. This $5,676,000 change was the result of the non-recurring charge in the marine segment due to the theft of product in Nigeria, and a special charge to the provision for bad debts in the Company's aviation joint venture in Ecuador related to certain customers based in Ecuador. This special charge was in addition to the special provision for bad debts described in the preceding paragraphs. Also contributing to the charge was an increase in interest expense due to borrowings on the Company's line of credit. The increase in fuel prices, the acquisition of Bunkerfuels, the Company's stock repurchase program and the investment in the new financial system, increased the Company's borrowing requirements. The Company's tax provision for the six months ended September 30, 1999 reflects the product loss incurred in Nigeria and the special provisions associated with Ecuador, for which the Company does not receive a tax benefit.

         Net income for the six months ended September 30, 1999 was $2,000,000, a decrease of $5,601,000, or 73.7%, as compared to net income of $7,601,000 for the six months ended September 30, 1998. Diluted earnings per share of $0.16 for the six months ended September 30, 1999, exhibited a $0.44, or 73.3% per share decrease versus the $0.60 achieved during the same period of the prior year. The impact on earnings per share associated with the product loss in Nigeria and the special provisions related to the Ecuador based customers were $0.24 and $0.23, respectively.

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's revenue for the three months ended September 30, 1999 was $306,629,000, an increase of $126,309,000, or 70.0%, as compared to revenue of $180,320,000 for the corresponding period of the prior year. The revenue increase is due largely to an increase in world oil prices and the Bunkerfuels acquisition. The Company's revenue during these periods was attributable to the following segments:

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         1999               1998
                                     ------------      ------------
               Aviation Fueling      $107,673,000      $ 77,301,000
               Marine Fueling         192,086,000        96,973,000
               Oil Recycling            6,870,000         6,046,000
                                     ------------      ------------

               Total Revenue         $306,629,000      $180,320,000
                                     ============      ============

         The aviation fueling segment contributed $107,673,000 in revenue for the three months ended September 30, 1999. This represented an increase in revenue of $30,372,000, or 39.3%, as compared to the same period of the prior year. The increase in revenue was due to increases in the volume and average price per gallon sold. The marine fueling segment contributed $192,086,000 in revenue for the three months ended September 30, 1999, an increase of $95,113,000, or 98.1%, over the corresponding period of the prior year. The increase in revenue was related primarily to the acquisition of Bunkerfuels, as well as an increase in the volume and average price per metric ton sold. The oil recycling segment contributed $6,870,000 in revenue for the three months ended September 30, 1999, an increase of $824,000, or 13.6%, as compared to the same period of the prior year. The higher revenue was due to an increase in the volume and average sales price per gallon of recycled oil sold, as well as higher used oil and waste water collection revenue.

         The Company's gross profit of $18,884,000 for the three months ended September 30, 1999, increased $4,081,000, or 27.6%, as compared to the same period of the prior year. The Company's gross margin decreased from 8.2% for the three months ended September 30, 1998, to 6.2% for the three months ended September 30, 1999. The Company's aviation fueling business achieved a 9.3% gross margin for the three months ended September 30, 1999, as compared to 9.0% achieved for the same period during the prior year. This resulted from an increase in the average gross profit per gallon sold, which offset the effect of a 25.4% increase in the average sales price per gallon sold. The Company's marine fueling segment achieved a 3.5% gross margin for the three months ended September 30, 1999, as compared to a 6.8% gross margin for the same period of the prior year, the result of a 51.7% increase in the average price per metric ton traded, and a lower gross profit per metric ton sold and brokered. The gross margin in the Company's oil recycling segment increased from 21.3% for the three months ended September 30, 1998, to 31.2% for the three months ended September 30, 1999. This increase resulted from a higher gross profit per gallon of recycled oil sold, due primarily to higher fuel prices, and higher used oil and wastewater collection revenue.

         Total operating expenses for the three months ended September 30, 1999 were $13,666,000, an increase of $3,084,000, or 29.1%, as compared to the same period of the prior year. The increase was mostly due to a $2,440,000 higher provision for bad debts principally attributed to the Company's aviation segment. Also contributing to the increase were the operating expenses associated with Bunkerfuels operations and the newly implemented financial system.

         The Company's income from operations for the three months ended September 30, 1999 was $5,218,000, an increase of $997,000, or 23.6%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                     1999              1998
                                                 -----------       -----------
               Aviation Fueling                  $ 3,415,000       $ 2,751,000
               Marine Fueling                      2,084,000         2,538,000
               Oil Recycling                       1,178,000           400,000
               Corporate Overhead                 (1,459,000)       (1,468,000)
                                                 -----------       -----------

               Total Income from Operations      $ 5,218,000       $ 4,221,000
                                                 ===========       ===========

         The aviation fueling segment's income from operations was $3,415,000 for the three months ended September 30, 1999, an increase of $664,000, or 24.1%, as compared to the three months ended September 30, 1998. This resulted from an increase in the volume and average gross profit per gallon sold, partially offset by an increase in operating expenses due to a higher provision for bad debts. The marine fueling segment earned $2,084,000 in income from operations for the three months ended September 30, 1999, a decrease of $454,000, or 17.9%, over the corresponding period of the prior year. This decrease was primarily the result of a narrower average gross profit per metric ton sold and brokered in the Company's core business, partially offset by the contribution of Bunkerfuels. Income from operations of the oil recycling segment increased by $778,000, or 194.5%, for the three months ended September 30, 1999, as compared to the same period of the prior year. This resulted from an increase in the volume and average gross profit of recycled oil sold due to higher world oil prices, as well as higher used oil and waste water collection revenue.

         During the quarter ended September 30, 1999, the Company reported an increase of $4,120,000 in other expense, net, over the same period a year ago, primarily as a result of the non-recurring charge in the marine segment and the special charge in the Company's aviation joint venture. The Company's tax provision for the three months ended September 30, 1999, reflects the product loss incurred in Nigeria and the special provisions associated with Ecuador, for which the Company does not receive a tax benefit.

         Net loss for the three months ended September 30, 1999 was $242,000, a decrease of $3,762,000, or 106.9%, as compared to net income of $3,520,000 for the three months ended September 30, 1998. Diluted loss per share of $0.02 for the three months ended September 30, 1999, exhibited a $0.30, or 107.1% decrease versus the $0.28 achieved during the same period of the prior year. The impact on earnings per share associated with the loss in Nigeria and the special provisions related to the Ecuador based customers were $0.24 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $10,596,000 at September 30, 1999, as compared to $16,322,000 at March 31, 1999. The principal uses of cash and cash equivalents during the first six months of fiscal year 2000 were $13,858,000 to fund the increase in net trade credit and inventory, mainly the result of higher world oil prices, $4,183,000 for the acquisition of Bunkerfuels, $1,434,000 for capital expenditures and $1,218,000 in dividends paid on common stock. These uses of funds were partially funded through earnings, net borrowings of $8,800,000 under the line of credit, and the repayment of notes receivable. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of September 30, 1999 was $72,146,000, exhibiting a $3,059,000 increase from working capital as of March 31, 1999. As of September 30, 1999, the Company's accounts receivable and the current portion of the notes receivable, excluding the allowance for bad debts, amounted to $153,941,000, an increase of $48,434,000, as compared to the March 31, 1999 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $36,285,000. The allowance for bad debts as of September 30, 1999 amounted to $8,698,000, an increase of $1,869,000 compared to the March 31, 1999 balance. During the first half of fiscal year 2000, the Company charged $4,845,000 to the provision for bad debts and had charge-offs in excess of recoveries of $2,976,000. The Company increased the allowance for bad debts, recognizing the deteriorating economic conditions in Latin America, particularly in Ecuador.

         Capital expenditures for the first six months of fiscal year 2000 consisted primarily of $472,000 for the implementation of a new financial system and $434,000 in plant, machinery and equipment related to the oil recycling segment. During the balance of fiscal year 2000, the Company anticipates spending approximately $300,000 to complete the implementation of the financial system and $1,000,000 to upgrade plant, machinery and equipment. The Company also anticipates spending an estimated $1,000,000 sometime in the future, if required, to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site. Other assets increased by $8,914,000 as a result of the $8,574,000 in goodwill related to the acquisition of Bunkerfuels.

         Stockholders' equity amounted to $101,609,000, or $8.33 per share at September 30, 1999, compared to $100,797,000, or $8.27 per share at March 31, 1999. This increase of $812,000 was due to $2,000,000 in earnings for the six months ended September 30, 1999, partially offset by $1,219,000 in declared dividends.

         The Company's working capital requirements are not expected to vary substantially for the balance of fiscal year 2000. The Company expects to meet its cash requirements for the balance of fiscal year 2000 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. On October 8, 1999, the Company's credit facility was increased to $40 million in response to the higher market fuel prices. The additional $10 million facility is for a period of 364 days, and increases the letter of credit sublimit to $20 million, with other terms and conditions consistent with the existing credit facility. The Company's business has not been significantly affected by inflation during the periods discussed in this report.

YEAR 2000 ISSUE

         In the Company's Form 10-K for the year ended March 31, 1999, the Company provided its Year 2000 Readiness Disclosure. The following is an update to the previously presented State of Readiness of the Company through October 1999.

         The Company has received certification from software and hardware vendors, or has conducted the necessary tests, whenever possible, to assure Year 2000 compliance. The Company also completed the aviation segment implementation of the newly acquired Year 2000 compliant financial system. Accordingly, all of the Company's financial systems are now Year 2000 compliant. The Company replaced all significant telecommunications hardware and software with Year 2000 compliant products.

         The Company has completed the testing phase of its compliance program and, in all material respects relative to its internal systems and equipment devices, the Company is Year 2000 ready. The Company does not anticipate spending significant amounts during the balance of 1999, to complete its Year 2000 readiness.

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

         The Company is also subject to additional credit and performance risks to the extent that customers and suppliers, respectively, fail to adequately address Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, there may be increases in accounts receivable write-offs, as well as the risk of litigation and potential losses from litigation related to the foregoing.

         Forward-looking statements contained in this Year 2000 Readiness Disclosure subsection should be read in conjunction with the cautionary statements included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, this document includes forward-looking statements that involve risk and uncertainties, including, but not limited to quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K for the year ended March 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On August 16, 1999, the Company issued 500 shares of Common Stock and options to purchase 2,500 shares of Common Stock to each of John Benbow, Ralph Feuerring, Myles Klein and Luis Tinoco, the non-employee directors of the Company, pursuant to plans previously adopted by the Board of Directors. The options have an exercise price of $13.6875 per share. The options fully vest and are exercisable within 12 months after the date of grant. The shares and options were issued to such persons in reliance upon section 4(2) of the Securities Act of 1933. Such persons represented to the Company their intention to acquire the securities for investment purposes only and not with a view to sell the securities in connection with any distribution thereof. Such persons had adequate access to information about the Company. The Company believes that such persons are accredited investors as defined in Rule 501 promulgated under the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on August 16, 1999.

          The matter voted on at the annual meeting was to elect the Directors of the Company. All of the Company's director nominees were elected.

          ELECTION OF DIRECTORS

              NAME OF DIRECTOR              VOTES FOR         VOTES AGAINST
              ----------------              ---------         -------------
          1.  Ralph R. Weiser               10,849,980           164,884
          2.  Jerrold Blair                 10,855,605           159,259
          3.  Ralph R. Feuerring            10,855,550           159,314
          4.  John R. Benbow                10,855,700           159,164
          5.  Phillip S. Bradley            10,958,502            56,362
          6.  Myles Klein                   10,895,306           119,558
          7.  Michael J. Kasbar             10,959,552            55,312
          8.  Paul H. Stebbins              10,959,552            55,312
          9.  Luis R. Tinoco                10,855,700           159,164

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27 -- Financial Data Schedule (included in electronic filing only).

         (b) During the three months ended September 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: November 1, 1999        WORLD FUEL SERVICES CORPORATION



                              By:   /s/ Jerrold Blair
                                    ------------------------
                                    JERROLD BLAIR
                                    PRESIDENT



                              By:   /s/ Carlos A. Abaunza
                                    ------------------------
                                    CARLOS A. ABAUNZA
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                   EXHIBIT DESCRIPTION
-----------                   -------------------
    27           Financial Data Schedule (included in electronic filing only).