Form 10-Q
period 1999-12-31
WORLD FUEL SERVICES CORP
filed 2000-02-03
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of January 26, 2000, the registrant had a total of 12,129,000 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Adjustments to the interim financial statements are of a normal recurring nature, except for the restatement of discontinued operations discussed in Note 2 to the unaudited condensed consolidated financial statements. Results of operations for the nine months ended December 31, 1999, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2000.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                       DECEMBER 31, 1999   MARCH 31, 1999
                                                       -----------------   --------------
CURRENT ASSETS:
   Cash and cash equivalents                              $ 10,772,000      $ 16,527,000
   Accounts and notes receivable, net of allowance
     for bad debts of $8,625,000 and $6,709,000
     at December 31 and March 31, 1999, respectively       140,441,000        95,436,000
   Inventories                                              13,675,000         5,318,000
   Prepaid expenses and other current assets                 4,628,000         5,344,000
   Current net assets of discontinued operations            20,043,000         3,203,000
                                                          ------------      ------------

     Total current assets                                  189,559,000       125,828,000
                                                          ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Leasehold improvements                                      343,000           223,000
   Office equipment and furniture                            9,576,000         8,004,000
                                                          ------------      ------------

                                                             9,919,000         8,227,000
   Less accumulated depreciation
     and amortization                                        4,643,000         3,511,000
                                                          ------------      ------------

                                                             5,276,000         4,716,000
                                                          ------------      ------------
OTHER ASSETS:
   Unamortized cost in excess of net
     assets of acquired companies, net of
     accumulated amortization                               23,180,000        15,148,000
   Non-current net assets of discontinued operations                --        16,677,000
   Other                                                     1,507,000         2,368,000
                                                          ------------      ------------

                                                          $219,522,000      $164,737,000
                                                          ============      ============


                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               DECEMBER 31, 1999  MARCH 31, 1999
                                                               -----------------  --------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $  1,428,000      $     28,000
   Accounts payable and accrued expenses                           92,110,000        48,855,000
   Customer deposits                                                1,890,000         4,074,000
   Accrued salaries and wages                                       1,507,000         2,167,000
   Income taxes payable                                             1,862,000         1,617,000
                                                                 ------------      ------------

        Total current liabilities                                  98,797,000        56,741,000
                                                                 ------------      ------------

LONG-TERM LIABILITIES                                              19,052,000         7,199,000
                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     100,000 shares authorized, none issued                                --                --
   Common stock, $0.01 par value;
     25,000,000 shares authorized; 12,537,000 and
     12,534,000 shares issued and outstanding at
     December 31 and March 31, 1999, respectively                     125,000           125,000
   Capital in excess of par value                                  26,800,000        26,769,000
   Retained earnings                                               79,374,000        78,000,000
   Less treasury stock, at cost; 408,000 and 346,000 shares
     at December 31 and March 31, 1999, respectively                4,626,000         4,097,000
                                                                 ------------      ------------

                                                                  101,673,000       100,797,000
                                                                 ------------      ------------

                                                                 $219,522,000      $164,737,000
                                                                 ============      ============


      The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                      1999                1998
                                                                  -------------       -------------
Revenue                                                           $ 848,268,000       $ 543,003,000
Cost of sales                                                       801,189,000         503,854,000
                                                                  -------------       -------------
   Gross profit                                                      47,079,000          39,149,000
                                                                  -------------       -------------
Operating expenses:
   Salaries and wages                                                15,977,000          14,386,000
   Provision for bad debts                                            6,632,000           2,328,000
   Special provision for bad debts in aviation segment                2,122,000                  --
   Other                                                             12,116,000          10,583,000
                                                                  -------------       -------------
                                                                     36,847,000          27,297,000
                                                                  -------------       -------------
Income from operations                                               10,232,000          11,852,000
                                                                  -------------       -------------
Other (expense) income:
   Special provision for bad debts in aviation joint venture         (1,593,000)                 --
   Non-recurring charge in aviation segment                            (953,000)                 --
   Non-recurring charge in marine segment                            (3,092,000)                 --
   Other (expense) income, net                                         (350,000)          1,119,000
                                                                  -------------       -------------
                                                                     (5,988,000)          1,119,000
                                                                  -------------       -------------
Income from continuing operations before income taxes                 4,244,000          12,971,000
Provision for income taxes                                            2,664,000           2,486,000
                                                                  -------------       -------------
Net income from continuing operations                                 1,580,000          10,485,000
Net income from discontinued operations                               1,619,000           1,095,000
                                                                  -------------       -------------
Net income                                                        $   3,199,000       $  11,580,000
                                                                  =============       =============
Basic earnings per share:
   Continuing operations                                          $        0.13       $        0.84
   Discontinued operations                                                 0.13                0.09
                                                                  -------------       -------------
        Net income                                                $        0.26       $        0.93
                                                                  =============       =============
Weighted average shares                                              12,177,000          12,432,000
                                                                  =============       =============
Diluted earnings per share:
   Continuing operations                                          $        0.13       $        0.83
   Discontinued operations                                                 0.13                0.09
                                                                  -------------       -------------
        Net income                                                $        0.26       $        0.92
                                                                  =============       =============
Weighted average shares - diluted                                    12,248,000          12,611,000
                                                                  =============       =============



      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                               1999                1998
                                                           -------------       -------------
Revenue                                                    $ 323,063,000       $ 181,912,000
Cost of sales                                                307,779,000         169,321,000
                                                           -------------       -------------
   Gross profit                                               15,284,000          12,591,000
                                                           -------------       -------------
Operating expenses:
   Salaries and wages                                          5,480,000           4,761,000
   Provision for bad debts                                     3,948,000             282,000
   Other                                                       4,107,000           3,532,000
                                                           -------------       -------------
                                                              13,535,000           8,575,000
                                                           -------------       -------------
Income from operations                                         1,749,000           4,016,000
                                                           -------------       -------------
Other (expense) income:
   Non-recurring charge in aviation segment                     (953,000)                 --
   Other (expense) income, net                                    97,000             562,000
                                                           -------------       -------------
                                                                (856,000)            562,000
                                                           -------------       -------------
Income from continuing operations before income taxes            893,000           4,578,000
Provision for income taxes                                       224,000             921,000
                                                           -------------       -------------
Net income from continuing operations                            669,000           3,657,000
Net income from discontinued operations                          530,000             322,000
                                                           -------------       -------------
Net income                                                 $   1,199,000       $   3,979,000
                                                           =============       =============
Basic earnings per share:
   Continuing operations                                   $        0.06       $        0.30
   Discontinued operations                                          0.04                0.02
                                                           -------------       -------------
        Net income                                         $        0.10       $        0.32
                                                           =============       =============
Weighted average shares                                       12,152,000          12,304,000
                                                           =============       =============
Diluted earnings per share:
   Continuing operations                                   $        0.06       $        0.30
   Discontinued operations                                          0.04                0.02
                                                           -------------       -------------
        Net income                                         $        0.10       $        0.32
                                                           =============       =============
Weighted average shares - diluted                             12,178,000          12,399,000
                                                           =============       =============

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
Cash flows from operating activities:
    Net income                                                          $  3,199,000       $ 11,580,000
                                                                        ------------       ------------
    Adjustments to reconcile net income
      to net cash used in operating activities -
        Provision for bad debts                                            8,754,000          2,328,000
        Non-recurring charge in aviation segment                             953,000                 --
        Non-recurring charge in marine segment                             3,092,000                 --
        Depreciation and amortization                                      1,820,000          1,288,000
        Equity in losses (earnings) of aviation joint venture, net         1,963,000           (123,000)
        Deferred income tax provision                                         31,000            185,000
        Other non-cash operating charges                                      21,000              8,000

        Changes in assets and liabilities:
           (Increase) decrease in -
             Accounts and notes receivable                               (60,783,000)       (13,722,000)
             Inventories                                                  (8,357,000)            47,000
             Prepaid expenses and other current assets                      (944,000)        (1,273,000)
             Other assets                                                    355,000           (958,000)
             Net assets of discontinued operations                          (163,000)        (1,296,000)

           Increase (decrease) in -
             Accounts payable and accrued expenses                        42,927,000          1,155,000
             Customer deposits                                            (2,184,000)           270,000
             Accrued salaries and wages                                     (711,000)           552,000
             Income taxes payable                                            227,000         (1,506,000)
             Deferred compensation                                          (444,000)          (272,000)
                                                                        ------------       ------------

             Total adjustments                                           (13,443,000)       (13,317,000)
                                                                        ------------       ------------

      Net cash used in operating activities                              (10,244,000)        (1,737,000)
                                                                        ------------       ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (1,604,000)        (2,390,000)
    Payment for acquisition of business, net of cash acquired             (4,189,000)                --
    Proceeds from notes receivable                                         4,256,000            913,000
    Advances to aviation joint venture, net                                 (895,000)          (885,000)
    Issuance of notes receivable                                                  --           (300,000)
                                                                        ------------       ------------

        Net cash used in investing activities                           $ (2,432,000)      $ (2,662,000)
                                                                        ------------       ------------


                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                             1999               1998
                                                         ------------       ------------
Cash flows from financing activities:
    Borrowings under revolving credit facility, net      $  8,771,000       $  3,460,000
    Dividends paid on common stock                         (1,828,000)        (1,873,000)
    Repayment of other long-term debt                         (32,000)           (16,000)
    Proceeds from issuance of common stock                     10,000            296,000
                                                         ------------       ------------

      Net cash provided by financing activities             6,921,000          1,867,000
                                                         ------------       ------------

Net decrease in cash and cash equivalents                  (5,755,000)        (2,532,000)

Cash and cash equivalents, at beginning of period          16,527,000         14,679,000
                                                         ------------       ------------

Cash and cash equivalents, at end of period              $ 10,772,000       $ 12,147,000
                                                         ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                           $    434,000       $    147,000
                                                         ============       ============

      Income taxes                                       $  3,565,000       $  4,577,000
                                                         ============       ============


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $606,000 and $613,000 are included in accounts payable and accrued expenses as of December 31, 1999 and 1998, respectively.

In connection with the acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in notes payable. See Note 2, in the Notes to the Consolidated Financial Statements, for additional information.

During the nine months ended December 31, 1999 and 1998, the Company borrowed $529,000 and $3,540,000, respectively, for the repurchase of 62,200 and 289,600 shares, respectively, of the Company's common stock. The repurchased common stock is shown in the treasury stock section of the balance sheet. The stock purchases were made pursuant to an August 1998 Board of Directors authorization to repurchase up to $6,000,000 of the Company's common stock. During the nine months ended December 31, 1998, the Company also received 10,754 shares of the Company's common stock from the escrowed shares related to the acquisition of the Baseops group, in settlement for $138,000 of uncollectible accounts receivable.


      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements (unaudited).

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

(2)  ACQUISITIONS AND DISPOSITIONS

         In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group ("Bunkerfuels") are included with the results of the Company from April 1, 1999. The aggregate purchase price of the acquisition was approximately $8,647,000, including an estimated $78,000 in acquisition costs. The Company paid approximately $4,189,000 in cash, net of cash acquired, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 is due within one year, and $208,000 in short term payables due to the sellers. The promissory notes are collateralized by letters of credit. The difference between the purchase price and the $67,000 fair value of the net assets of the acquired companies, which amounted to approximately $8,580,000, was allocated to goodwill, and is being amortized using the straight-line method over 35 years. The Company determined that no other intangible assets exist.

         On January 10, 2000, the Company's Board of Directors authorized the sale of the Company's oil recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation. The consolidated financial statements of the Company have been restated to report separately the net assets and operating results of these discontinued operations for all periods presented. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations. On January 12, 2000, the Company signed a definitive agreement to sell its oil recycling segment, the International Petroleum group of companies, to Dallas-based EarthCare Company. The Company will receive total consideration of $33,000,000, of which $28,000,000 is in cash and the balance is in EarthCare common stock subject to certain restrictions and price protection. The Company expects to close and record a gain from the sale of the oil recycling segment in the fourth quarter of fiscal 2000. The Company anticipates substantial completion of its plan of discontinuance by the end of fiscal 2000 subject to the anticipated completion of the sale to EarthCare Company. The Company does not expect to incur significant operating losses during the phase-out period. A potential cost which could not be reasonably estimated is the remediation of the various facilities, as may be required by the respective environmental agencies.

         Net assets of discontinued operations were $20,043,000 and $19,880,000 at December 31, 1999 and March 31, 1999, respectively. These amounts consist of current assets; property, plant and equipment; other noncurrent assets; and current and noncurrent liabilities. Revenues for discontinued operations were $20,189,000 and $18,157,000 for the nine months ended December 31, 1999 and 1998, respectively.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (Continued)

(3)      COMMITMENTS AND CONTINGENCIES

On January 12, 2000, the Company exercised its options to purchase the leased properties in New Orleans, Louisiana and Plant City, Florida from Trusts established for the benefit of the children of Jerrold Blair, the President and a Director of the Company. Mr. Blair and Myles Klein, a Director of the Company, serve as co-trustees of the Trusts. The purchase price of the properties, which in the aggregate amounts to $2,000,000, was determined through negotiation between Mr. Blair and management of the Company, and was approved by two independent members of the Company's Board of Directors: John Benbow and Ralph Feuerring. The purchase of the properties will be completed on the earlier of the closing date of the sale to EarthCare or February 29, 2000. According to the definitive stock purchase agreement between the Company and EarthCare, the cost of the properties will be funded by EarthCare and is in addition to the $33,000,000 purchase price to be paid to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. Bunkerfuels forms part of the Company's worldwide marine fuel marketing segment. Through the nine months ended December 31, 1999, Bunkerfuels contributed $89,568,000 in revenue, and a combined 4,645,000 in metric tons brokered and traded. Total metric tons for the segment during the same period were 10,707,000.

         In January 2000, the Company's Board of Directors authorized and the Company signed a definitive agreement to sell its oil recycling segment to Dallas-based EarthCare Company. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation.

         During the nine months ended December 31, 1999, the Company experienced a rapid increase in revenue and accounts receivable, as a result of significantly higher world oil prices. The Company's profitability during the nine months ended December 31, 1999 was adversely affected by charges to the provision for bad debts, primarily in the aviation segment, both special and otherwise. Earnings were additionally affected by a non-recurring charge in the marine segment pertaining to the theft by diversion of product off the coast of Nigeria and in the aviation segment for the write-down of the Company's investment in and advances to its aviation joint venture based in Ecuador. The catastrophic political and economic conditions in Ecuador caused the charge in the third quarter.

THE NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

         The Company's revenue for the nine months ended December 31, 1999 was $848,268,000, an increase of $305,265,000, or 56%, as compared to revenue of $543,003,000 for the corresponding period of the prior year. The revenue increase is due largely to an increase in world oil prices and the Bunkerfuels acquisition. The Company's revenue during these periods was attributable to the following segments:

                                               NINE MONTHS ENDED DECEMBER 31,
                                                  1999                1998
                                             -------------       -------------
                  Aviation Fueling           $ 314,236,000       $ 243,999,000
                  Marine Fueling             $ 534,032,000         299,004,000
                                             -------------       -------------

                  Total Revenue              $ 848,268,000       $ 543,003,000
                                             =============       =============

         The aviation fueling segment contributed $314,236,000 in revenue for the nine months ended December 31, 1999. This represented an increase in revenue of $70,237,000, or 28.8%, as compared to the same period of the prior year. The increase in revenue was due mostly to an increase in the average price per gallon sold. The aviation segment also exhibited an increase in volume of product sold. The marine fueling segment contributed $534,032,000 in revenue for the nine months ended December 31, 1999, an increase of $235,028,000, or 78.6%, over the corresponding period of the prior year. The increase in revenue was related primarily to the acquisition of Bunkerfuels and an increase in the average price per metric ton sold, as well as an increase in the volume of metric tons sold.

         The Company's gross profit of $47,079,000 for the nine months ended December 31, 1999 increased $7,930,000, or 20.3%, as compared to the same period of the prior year. The Company's gross margin decreased from 7.2% for the nine months ended December 31, 1998, to 5.6% for the nine months ended December 31, 1999. The Company's aviation fueling business achieved a 8.9% gross margin for the nine months ended December 31, 1999, as compared to 9.1% achieved for the same period during the prior year. This resulted from a 21.6% increase in the average sales price per gallon sold, despite a 18.7% increase in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 3.6% gross margin for the nine months ended December 31, 1999, as compared to a 5.6% gross margin for the same period of the prior year, the result of a 64.8% increase in the average price per metric ton traded, and a lower gross profit per metric ton sold and brokered.

         Total operating expenses for the nine months ended December 31, 1999 were $36,847,000, an increase of $9,550,000, or 35.0%, as compared to the same period of the prior year. The increase was mostly due to a $6,426,000 higher provision for bad debts principally attributed to the Company's aviation segment, which included a $2,122,000 special charge related to certain customers based in Ecuador. Also contributing to the increase were the operating expenses associated with the Bunkerfuels operations and the newly implemented financial systems.

         The Company's income from operations for the nine months ended December 31, 1999 was $10,232,000, a decrease of $1,620,000, or 13.7%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                 NINE MONTHS ENDED DECEMBER 31,
                                                    1999               1998
                                                -----------         -----------
                  Aviation Fueling              $ 8,923,000         $ 9,999,000
                  Marine Fueling                  5,024,000           5,878,000
                  Corporate Overhead             (3,715,000)         (4,025,000)
                                                -----------         -----------
                  Total Income from Operations  $10,232,000         $11,852,000
                                                ===========         ===========

         The aviation fueling segment's income from operations was $8,923,000 for the nine months ended December 31, 1999, a decrease of $1,076,000, or 10.8%, as compared to the nine months ended December 31, 1998. This resulted from an increase in operating expenses due to a higher provision for bad debts, partially offset by an increase in gross profit. The marine fueling segment earned $5,024,000 in income from operations for the nine months ended December 31, 1999, a decrease of $854,000, or 14.5%, over the corresponding period of the prior year. This decrease resulted from a lower income from operations in the Company's core business, partially offset by the contribution of Bunkerfuels.

         During the nine months ended December 31, 1999, the Company reported $5,988,000 in other expense, net, compared to other income, net, of $1,119,000, for the same period a year ago. This

$7,107,000 change was the result of the non-recurring charges in the aviation and marine segments. The aviation charge relates to a substantial write-down of the Company's investment in and advances to its aviation joint venture in Ecuador, the result of catastrophic political and economic conditions in that country. The marine charge was due to the theft of product in Nigeria. Also contributing to the change was a special charge to the provision for bad debts in the Company's aviation joint venture in Ecuador related to certain customers based in Ecuador and an increase in interest expense due to borrowings on the Company's line of credit. The increase in fuel prices, the acquisition of Bunkerfuels, the Company's stock repurchase program and the investment in the new financial system, increased the Company's borrowing requirements. The Company's tax provision for the nine months ended December 31, 1999 reflects the impact of the non-recurring charges and the special provisions, for which the Company does not receive a tax benefit.

         Net income from continuing operations for the nine months ended December 31, 1999 was $1,580,000, a decrease of $8,905,000, or 84.9%, as compared to net income from continuing operations of $10,485,000 for the nine months ended December 31, 1998. Diluted earnings per share on income from continuing operations was $0.13 for the nine months ended December 31, 1999, a decrease of $0.70, or 84.3%, as compared to the $0.83 achieved during the same period of the prior year. In the aggregate, the product loss in Nigeria, the write-down of the Company's investment in and advances to its aviation joint venture, and the charges related to the Ecuador based customers had a $0.54 impact on diluted earnings per share for the nine months of fiscal 2000.

         The Company's net income from discontinued operations for the nine months ended December 31, 1999 was $1,619,000, an increase of $524,000, or 47.9%, as compared to $1,095,000 for the same period of the prior year. Diluted earnings per share on income from discontinued operations was $0.13 for the nine months ended December 31, 1999, an increase of $0.04, or 44.4%, as compared to the $0.09 achieved during the same period of the prior year. The increase in the market price of oil benefited the oil recycling business, while operating expenses increased moderately during the comparative periods.

THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

         The Company's revenue for the three months ended December 31, 1999 was $323,063,000, an increase of $141,151,000, or 77.6%, as compared to revenue of $181,912,000 for the corresponding period of the prior year. The revenue increase is due largely to an increase in world oil prices and the Bunkerfuels acquisition. The Company's revenue during these periods was attributable to the following segments:

                                              THREE MONTHS ENDED DECEMBER 31,
                                                  1999                1998
                                             -------------       -------------
                  Aviation Fueling           $ 114,347,000       $  81,422,000
                  Marine Fueling               208,716,000         100,490,000
                                             -------------       -------------
                  Total Revenue              $ 323,063,000       $ 181,912,000
                                             =============       =============

         The aviation fueling segment contributed $114,347,000 in revenue for the three months ended December 31, 1999. This represented an increase in revenue of $32,925,000, or 40.4%, as compared to the same period of the prior year. The increase in revenue was due mostly to an increase in the average price per gallon sold. The aviation segment also exhibited an increase in volume of product sold. The marine fueling segment contributed $208,716,000 in revenue for the three months ended December 31, 1999, an increase of $108,226,000, or 107.7%, over the corresponding period of the prior year. The increase in revenue was related primarily to the acquisition of Bunkerfuels and an increase in the average price per metric ton sold.

         The Company's gross profit of $15,284,000 for the three months ended December 31, 1999, increased $2,693,000, or 21.4%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.9% for the three months ended December 31, 1998, to 4.7% for the three months ended December 31, 1999. The Company's aviation fueling business achieved a 7.4% gross margin for the three months ended December 31, 1999, as compared to 9.3% achieved for the same period during the prior year. This resulted from a 35.8% increase in the average sales price per gallon sold, which offset a 7.9% increase in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 3.3% gross margin for the three months ended December 31, 1999, as compared to a 5.0% gross margin for the same period of the prior year, the result of an increase in the average price per metric ton traded and a lower gross profit per metric ton sold.

         Total operating expenses for the three months ended December 31, 1999 were $13,535,000, an increase of $4,960,000, or 57.8%, as compared to the same period of the prior year. The increase was mostly due to a $3,666,000 higher provision for bad debts principally attributed to the Company's aviation segment. Also contributing to the increase were the operating expenses associated with the Bunkerfuels operations and the newly implemented financial systems.

         The Company's income from operations for the three months ended December 31, 1999 was $1,749,000, a decrease of $2,267,000, or 56.4%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                               THREE MONTHS ENDED DECEMBER 31,
                                                      1999          1998
                                                  -----------    -----------
                  Aviation Fueling                $ 1,169,000    $ 3,717,000
                  Marine Fueling                    1,816,000      1,813,000
                  Corporate Overhead               (1,236,000)    (1,514,000)
                                                  -----------    -----------
                  Total Income from Operations    $ 1,749,000    $ 4,016,000
                                                  ===========    ===========

         The aviation fueling segment's income from operations was $1,169,000 for the three months ended December 31, 1999, a decrease of $2,548,000, or 68.5%, as compared to the three months ended December 31, 1998. This resulted from an increase in operating expenses due to a higher provision for bad debts, partially offset by an increase in gross profit. The marine fueling segment earned $1,816,000 in income from operations for the three months ended December 31, 1999, consistent with the same period of the prior year. The decline in the marine core business was offset by the Bunkerfuels contribution.

         During the quarter ended December 31, 1999, the Company reported an increase of $1,418,000 in other expense, net, over the same period a year ago, primarily as a result of the non-recurring charge in the Company's aviation segment.

         Net income from continuing operations for the three months ended December 31, 1999 was $669,000, a decrease of $2,988,000, or 81.7%, as compared to net income from continuing operations of $3,657,000 for the three months ended December 31, 1998. Diluted earnings per share on income from continuing operations was $0.06 for the three months ended December 31, 1999, a decrease of $0.24, or 80.0%, as compared to the $0.30 achieved during the same period of the prior year. The impact on diluted earnings per share associated with the write-down of the Company's investment in and advances to its aviation joint venture was $0.07 for the third quarter of fiscal 2000.

         The Company's net income from discontinued operations for the three months ended December 31, 1999 was $530,000, an increase of $208,000, or 64.6%, as compared to $322,000 for the same period of the prior year. Diluted earnings per share on income from discontinued operations was $0.04 for the three months ended December 31, 1999, an increase of $0.02, or 100.0%, as compared to the $0.02 achieved during the same period of the prior year. The increase in the market price of oil benefited the oil recycling business, while operating expenses remained constant during the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $10,772,000 at December 31, 1999, as compared to $16,527,000 at March 31, 1999. The principal uses of cash and cash equivalents during the nine months of fiscal year 2000 were $15,110,000 to fund the increase in net trade credit and inventory, mainly the result of higher world oil prices, $4,189,000 for the acquisition of Bunkerfuels, $2,867,000 for capital expenditures (including $1,263,000 for the oil recycling business), and $1,828,000 in dividends paid on common stock. These uses of funds were partially funded through earnings, net borrowings of $8,771,000 under the line of credit, and the repayment of notes receivable. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of December 31, 1999 was $90,762,000, exhibiting a $21,675,000 increase from working capital as of March 31, 1999. As of December 31, 1999, the Company's accounts receivable and the current portion of the notes receivable, excluding the allowance for bad debts, amounted to $149,066,000, an increase of $46,921,000, as compared to the March 31, 1999 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $41,071,000. The allowance for bad debts as of December 31, 1999 amounted to $8,625,000, an increase of $1,916,000 compared to the March 31, 1999 balance. During the nine months of fiscal year 2000, the Company charged $8,754,000 to the provision for bad debts and had charge-offs in excess of recoveries of $6,838,000. Also increasing working capital was the net assets of discontinued operations, which the Company intends to sell pursuant to a definitive agreement signed with EarthCare Company, mentioned previously in this report. As of March 31, 1999, the net assets of discontinued operations are segregated between current and non-current. As of December 31, 1999 the net assets of discontinued operations are all included in the Company's current assets.

         Capital expenditures for the nine months ended December 31, 1999 consisted primarily of $894,000 to complete the implementation of the new financial system, $610,000 to upgrade computer equipment, and $548,000 in trucks and $606,000 in plant equipment related to the Company's oil recycling business. The Company also anticipates spending an estimated $1,000,000 sometime in the future, if required, to clean up contamination which was present at one of the Company's sites when it was acquired by the Company. This property is included in the Company's discontinued operations. The clean up costs will be capitalized as part of the cost of the site, up to the fair market value of the site. Other assets, excluding the net assets of discontinued operations, increased by $7,171,000 as a result of the $8,580,000 in goodwill related to the acquisition of Bunkerfuels, partially offset by a $953,000 non-recurring write-down of the Company's investment in and advances to its aviation joint venture.

         Stockholders' equity amounted to $101,673,000, or $8.38 per share at December 31, 1999, compared to $100,797,000, or $8.27 per share at March 31, 1999. This increase of $876,000 was due to $3,199,000 in earnings for the nine months ended December 31, 1999, partially offset by $1,825,000 in declared dividends and $529,000 of treasury stock associated with the Company's stock repurchase program.

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

YEAR 2000 READINESS DISCLOSURE

         The Company has not experienced significant systems problems at the turn of the millennium nor has it experienced any material effects on its financial operations.

         Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures taken by the Company, but also on the way in which Year 2000 issues are addressed by governmental agencies, third party fuel service providers and other businesses which provide goods and services to the Company, and provide data to, or receive data from the Company. There can be no assurance that significant foreign or domestic vendors, customers and other third parties have adequately addressed their Year 2000 issues. Also, risks associated with some foreign third parties may be greater since there is a general concern that some entities operating outside the United States may not have addressed the Year 2000 issues.

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

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) During the three months ended December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE: February 2, 2000                       WORLD FUEL SERVICES CORPORATION



                                             By: /s/ JERROLD BLAIR
                                                 -------------------------------
                                                 JERROLD BLAIR
                                                 PRESIDENT



                                             By: /s/ CARLOS A. ABAUNZA
                                                 -------------------------------
                                                 CARLOS A. ABAUNZA
                                                 CHIEF FINANCIAL OFFICER
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

    27                   Financial Data Schedule