Form 10-K
period 2000-03-31
WORLD FUEL SERVICES CORP
filed 2000-06-06
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM___________TO__________

                          COMMISSION FILE NUMBER 1-9533


                         WORLD FUEL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 FLORIDA                                         59-2459427
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


700 SOUTH ROYAL POINCIANA BLVD., SUITE 800
          MIAMI SPRINGS, FLORIDA                                    33166
 ----------------------------------------                         ----------
 (Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, including area code: (305) 884-2001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS:                              ON WHICH REGISTERED:
       --------------------                              --------------------

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

     The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $74,072,000 (computed by reference to the closing sale price as of May 19, 2000).

     The registrant had 10,873,000 outstanding shares of common stock, par value $.01 per share, as of May 19, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III - Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

ITEM 1.     BUSINESS
            General                                                            1
            History                                                            1
            Description of Business                                            2
              Aviation Fuel Services                                           2
              Marine Fuel Services                                             3
              Potential Risks and Insurance                                    3
              Regulation                                                       5

ITEM 2.     PROPERTIES                                                         8

ITEM 3.     LEGAL PROCEEDINGS                                                 10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                               11

ITEM 6.     SELECTED FINANCIAL DATA                                           13

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         14

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        21

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       22

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          22

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                22

ITEM 11.    EXECUTIVE COMPENSATION                                            22

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                        22


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    22

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K                                                          23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

World Fuel Services Corporation (the "Company") markets aviation and marine fuel services. In its aviation fuel services business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, and competitively-priced aviation fuel and other aviation related services to passenger, cargo and charter airlines. The Company also offers flight plans and weather reports to its corporate customers. In its marine fuel services business, the Company markets marine fuel and related management services to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service and competitively priced fuel.

Financial information with respect to the Company's business segments and foreign operations is provided in Note 8 to the accompanying financial statements.

HISTORY

The Company was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and its telephone number at this address is (305) 884-2001. The Company presently conducts its aviation fuel services business through ten subsidiaries and a joint venture, with principal offices in Florida, Texas, England, Singapore, Mexico, and Costa Rica. The Company conducts its marine fuel services business through nine subsidiaries with principal offices in New Jersey, California, Washington, England, Denmark, Costa Rica, South Africa, South Korea, Singapore, and Japan. See "Item 2 - Properties" for a list of principal offices by business segment and "Exhibit 21 - Subsidiaries of the Registrant".

The Company began operations in 1984 as a used oil recycler in the southeast United States. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

In January 1995, the Company further diversified its fuel services operations through the acquisition of the Trans-Tec Services group of companies, which are considered leaders in the marine fuel services business. In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies, which significantly increased World Fuel Services' share of the world marine fuel market. The results of operations of the Bunkerfuels group were included with the results of the Company from April 1999.

In February 2000, the Company sold its oil recycling business to Dallas-based EarthCare Company ("EarthCare"). The Company sold the stock of its International Petroleum Companies, which comprised the oil recycling segment, for $28,000,000 in cash and $5,000,000 in EarthCare common stock. The Company retained all accounts receivable outstanding as of January 31, 2000. Inventories and certain assets were sold to, and certain liabilities were assumed by EarthCare Company subsequent to the effective date of February 1, 2000. The Company anticipates the substantial completion of its plan of discontinuance by the end of fiscal 2001. For additional information regarding this transaction, refer to Item 3 of this Report (Legal Proceedings), and Note 2 to the Consolidated Financial Statements included herein.

See "Potential Risks and Insurance", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the accompanying financial statements for additional information.

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

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to smaller airlines and avoid doing business with smaller airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines' working capital. The Company recognizes that the extension of credit is a risk, but also a significant area of opportunity. Accordingly, the Company extends unsecured credit to most of its customers.

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

Outside of the United States, the Company does not maintain fuel inventory and arranges to have the fuel delivered directly into the customer's aircraft. In the United States, sales are made directly into a customer's aircraft or the customer's designated storage with fuel provided by the Company's suppliers or delivered from the Company's inventory. Inventory is held at multiple locations in the United States for competitive reasons and inventory levels are kept at an operating minimum. The Company has arrangements with its suppliers and other third parties for the storage and delivery of fuel, and related aviation services.

During the fiscal years ended March 31, 2000, 1999 and 1998, none of the Company's aviation fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 155 persons in its aviation fuel services segment.

         MARINE FUEL SERVICES

The Company, through its Trans-Tec Services and Bunkerfuels subsidiaries, markets marine fuel and services to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fuel and related services are provided throughout the world.

Through strategic sales offices located in the United States, Singapore, Japan, England, Denmark, South Africa, South Korea and Costa Rica, the Company provides its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

As an increasing number of ship owners, time charter operators, and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, the Company's value added service has become an integral part of the oil and transportation industries' push to shed non-core functions. Suppliers use the Company's global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use the Company's real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

The Company, in its marine operations, acts as a broker and as a source of market information for the end user, negotiates the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedites the arrangements for the delivery of fuel. For this service, the Company is paid a commission from the supplier. The Company also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit.

During the fiscal years ended March 31, 2000, 1999 and 1998, none of the Company's marine fuel customers accounted for more than 10% of the Company's consolidated revenue. The Company currently employs 88 persons in its marine fuel services segment.

         POTENTIAL RISKS AND INSURANCE

CREDIT. The Company's aviation and marine fueling businesses extend unsecured credit to most of its customers. The Company's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers, which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. The Company's management recognizes that extending credit and setting the appropriate reserves for receivables is a largely subjective decision based on knowledge of the customer and the industry. Active management of the Company's credit risk is essential to its success. Diversification of credit risk is difficult since the Company sells primarily within the aviation and marine industries. The Company's sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure includes the amount of estimated unbilled sales. The Company also has a credit committee for each of its segments. The credit committees are responsible for approving credit limits above certain amounts, and setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

In the Company's aviation segment, the level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty to forty-five days and credit history with the Company. This period represents the average business cycle of the Company's typical customer. In the Company's marine segment, the level of credit granted to a customer is influenced by a customer's credit history with the Company, including claims experience and payment patterns.

During fiscal 2000, fuel prices increased rapidly and have remained high relative to prior years. Fuel costs represent a significant part of an airline's and vessel's operating expenses. Accordingly, the rapid and sustained increase in fuel prices has to date, and will continue, to adversely affect the Company's customers.

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

REVOLVING LINE OF CREDIT. The Company's revolving credit agreement imposes certain operating and financial restrictions on the Company. The Company's failure to comply with the obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of the indebtedness under the revolving credit facility.

MARKET RISKS. The Company is a provider of aviation fuel and related services primarily to secondary passenger and cargo airlines, and a provider of marine fuel and related services to international container and tanker fleets, time charter operators, and the U.S. military. The Company's fuel services are provided through relationships with the large independent oil suppliers, as well as the government owned oil companies. The Company could be adversely affected by industry consolidation, on the customer side, because of increased merger activity in the airline and shipping industries and, on the supply side, because of increased competition from the larger oil companies who could choose to directly market to smaller airlines and shipping companies or to provide less advantageous credit and price terms to the Company.

POLLUTION AND THIRD PARTY LIABILITY. In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. The Company is subject to possible claims by customers, regulators and others who may be injured by a spill or other accident. In addition, the Company may be held liable for damages to natural resources arising out of such events. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal, foreign and state statutes, common law and indemnification agreements.

The Company has exited several businesses which handled hazardous and non-hazardous waste. This waste was transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean-up facilities previously operated by the Company, in certain circumstances pursuant to current federal and state laws and regulations.

In connection with the Company's sale of its oil recycling segment, which was completed in February 2000, the Company agreed to indemnify the buyer, EarthCare, for liability and losses arising from prior violations of environmental laws and contamination which may have occurred at the Company's properties. See Item 3 - Legal Proceedings.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. An uninsured claim arising out of the Company's activities, if successful and of sufficient magnitude, will have a material adverse effect on the Company's financial position and results of operations.

         REGULATION

The Company's activities, including discontinued operations, are subject to substantial regulation by federal, foreign, state and local government agencies, which enforce laws and regulations which restrict the transportation, storage and disposal of hazardous waste and the collection, transportation, processing, storage, use and disposal of waste oil.

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

ITEM 2.  PROPERTIES

The following pages set forth by segment and subsidiary the principal properties owned or leased by the Company as of May 19, 2000. The Company considers its properties and facilities to be suitable and adequate for its present needs.

                                      WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES PROPERTIES

OWNER/LESSEE and LOCATION                                  PRINCIPAL USE                               OWNED or LEASED
-------------------------                                  -------------                               ---------------
CORPORATE
---------
World Fuel Services Corporation                            Executive offices                           Leased to October 2002
700 S. Royal Poinciana Blvd., Suite 800
Miami Springs, FL 33166

AVIATION FUELING
----------------
World Fuel Services of FL                                  Administrative, operations                  Leased to October 2002
700 S. Royal Poinciana Blvd., Suite 800                     and sales offices
Miami Springs, FL 33166

World Fuel Services, Inc.
     700 S. Royal Poinciana Blvd., Suite 800               Administrative, operations                  Leased to October 2002
     Miami Springs, FL 33166                                and sales offices

     4995 East Anderson Avenue                             Administrative, operations                  Leased month-to-month
     Fresno, CA 93727                                       and sales offices

World Fuel International S.A.                              Administrative, operations                  Leased to April 2001
Petroservicios de Costa Rica S.A.                           and sales offices
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

World Fuel Services Ltd.                                   Administrative, operations                  Leased to December 2002
Baseops Europe Ltd.                                         and sales offices
AirData Limited
Kingfisher House, Northwood Park, Gatwick Rd.
Crawley, West Sussex, RH10 2XN
United Kingdom

World Fuel Services (Singapore) Pte., Ltd.                 Administrative, operations                  Leased to June 2003
101 Thomson Road #09-03, United Square                      and sales offices
Singapore 307591

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

Baseops International, Inc.                                Administrative, operations                  Leased to February 2006
333 Cypress Run #200                                        and sales offices
Houston, Texas 77094

                                  (Continued)

                                      WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES PROPERTIES
                                                                (Continued)

OWNER/LESSEE AND LOCATION                                  PRINCIPAL USE                               OWNED or LEASED
-------------------------                                  -------------                               ---------------
MARINE FUELING
--------------
Trans-Tec Services, Inc.
     Glenpointe Center West                                Administrative, operations                  Leased to May 2002
     500 Frank W. Burr Blvd.                                and sales offices
     Teaneck, NJ 07666

     60 East Sir Francis Drake Blvd., Suite 301            Administrative, operations                  Leased to January 2004
     Larkspur, CA 94939                                     and sales offices

     2nd Floor Kipun Building                              Administrative, operations                  Leased month-to-month
     200 Naeja-Dong                                         and sales offices
     Chongru-Ku
     Seoul, South Korea

     Seagram House, 2nd Floor                              Administrative, operations                  Leased to September 2000
     71 Dock Road, Waterfront                               and sales offices
     Capetown, South Africa 8001

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

     Gammelbyved 2                                         Administrative, operations                  Leased month-to-month
     Karise, Denmark 4653                                   and sales offices

Trans-Tec International S.A.                               Administrative, operations                  Leased to April 2001
Casa Petro S.A.                                             and sales offices
Oficentro Ejecutivo La Sabana Sur
Edificio #5, Primer Piso
San Jose, Costa Rica

Trans-Tec Services (Singapore) PTE., Ltd.                  Administrative, operations                  Leased to June 2003
101 Thomson Road #09-03, United Square                      and sales offices
Singapore 307591

Trans-Tec Services (Japan) Co. Ltd                         Administrative, operations                  Leased month-to-month
6th floor, Tozan Building, 4-4-2                            and sales offices
Nihonbashi Hon-Cho, Chuo-Ku
Tokyo 103-0023, Japan

Pacific Horizon Petroleum Services, Inc.                   Administrative, operations                  Leased to July 2000
2025 First Ave., Suite 1110                                 and sales offices
Seattle, WA 98121

                                  (Continued)

                                      WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES PROPERTIES
                                                                (Continued)


OWNER/LESSEE and LOCATION                                  PRINCIPAL USE                             OWNED or LEASED
-------------------------                                  -------------                             ---------------
MARINE FUELING-continued
------------------------
Bunkerfuels Corporation                                    Administrative, operations                Leased to March 2001
     45 Wyckoff's Mills Road                                and sales offices
     Cranbury, NJ 08512

     700 Irwin St., Suite 202                              Administrative, operations                Leased to July 2001
     San Rafael, CA 94901                                   and sales offices

     Room 2504, Jangkyo Bldg., 1 Jangkyo-Dong              Administrative, operations                Leased month-to-month
     Seoul, Korea                                           and sales offices

Bunkerfuels UK Limited                                     Administrative, operations                Owned
8 City Business Centre, Lower Road                          and sales offices
Rotherhithe, London SE16 2XB  United Kingdom


ITEM 3.  LEGAL PROCEEDINGS

In February and March 2000, two shareholders filed class action lawsuits against the Company and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits allege violations of federal securities laws and seek an unspecified amount of damages arising from the decrease in the Company's stock price, which occurred on January 31, 2000. Management of the Company believes that the claims made in these lawsuits are without merit and intends to vigorously defend these actions.

In February 2000, the Company filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under the Company's insurance policies for the Company's loss of product by theft off the coast of Nigeria. Six of the Company's shipments of marine fuel, with a total value of approximately $2,683,000, were converted in the course of transhipment to Nigeria, and were never received by the Company's intended customer. The Company believes that this loss is covered by insurance which was in effect at the time of the loss. AHAC is contesting the Company's insurance claim, but has not yet filed an answer in the pending legal proceedings which sets forth specific defenses. The Company intends to vigorously prosecute its action against AHAC.

On April 19, 2000, the Company filed arbitration proceedings against EarthCare to collect approximately $3,721,000 due to the Company pursuant to the stock purchase agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. On May 23, 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. The Company believes that EarthCare's allegations are without merit and intends to vigorously prosecute its action against EarthCare.

There can be no assurance that the Company will prevail in the above legal proceedings and management cannot estimate the exposure or recovery to the Company if it does not prevail in the proceedings and counterclaims pending against the Company.

The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any and except as set forth above, under any pending litigation or administrative proceedings, will not materially affect its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. The following table sets forth, for each quarter within the fiscal years ended March 31, 2000 and 1999, the sale prices of the Company's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock declared during the periods indicated.

                                           PRICE                       CASH
                               ------------------------------        DIVIDENDS
                                  HIGH                 LOW           PER SHARE
                               ----------          ----------     --------------
Year ended March 31, 2000
     First quarter             $ 14   3/4          $ 10   3/4         $0.05
     Second quarter              15   5/8             9   1/2          0.05
     Third quarter               10   3/8             7   3/16         0.05
     Fourth quarter               9                   6                0.05

Year ended March 31, 1999
     First quarter             $ 21   5/8          $ 16   1/4         $0.05
     Second quarter              17   7/8            10   5/8          0.05
     Third quarter               14                   9   1/2          0.05
     Fourth quarter              11   7/8            10   1/4          0.05

As of May 19, 2000, there were 311 shareholders of record for the Company's common stock. On March 29, 2000, the Company's Board of Directors approved the following cash dividend schedule for the 2001 fiscal year:

   DECLARATION DATE     PER SHARE    RECORD DATE            PAYMENT DATE
   ------------------   ---------    ------------------     ---------------
   June 1, 2000         $ 0.05       June 16, 2000          July 6, 2000
   September 1, 2000    $ 0.05       September 15, 2000     October 5, 2000
   December 1, 2000     $ 0.05       December 15, 2000      January 4, 2001
   March 1, 2001        $ 0.05       March 16, 2001         April 5, 2001

The Company's loan agreement with Bank of America restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. The Company's payment of the above dividends is in compliance with the Bank of America loan agreement.

During fiscal 2000, the Company issued 1,500 shares of its common stock in connection with the exercise of certain stock options. The aforementioned issuance of common stock was made without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by section 4(2) of the Securities Act. The Company also has a stock grant program whereby each non-employee member of the Board of Directors is given an annual stock grant of 500 shares of the Company's common stock.

In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to $6,000,000 of the Company's common stock. In January 2000, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to an additional $10,000,000 of the Company's common stock. Pursuant to these programs, the Company repurchased 324,000 shares at an aggregate cost of $3,902,000, or an average price of $12.04 per share during fiscal 1999, and 1,194,000 shares at an aggregate cost of $8,423,000, or an average price of $7.05 per share during fiscal 2000.

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

                                                          SELECTED FINANCIAL DATA

                                                                                     FISCAL YEAR ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                               2000            1999           1998           1997           1996
                                                           -----------     -----------    -----------    -----------    -----------
                                                                        (In thousands, except earnings per share data)
CONSOLIDATED INCOME STATEMENT DATA
Revenue                                                    $ 1,200,297     $   720,561    $   776,617    $   749,706    $   623,306

Cost of sales                                                1,136,052         667,302        733,379        710,721        589,294
                                                           -----------     -----------    -----------    -----------    -----------

Gross profit                                                    64,245          53,259         43,238         38,985         34,012

Operating expenses                                              57,327          38,198         28,455         27,877         22,653
                                                           -----------     -----------    -----------    -----------    -----------

Income from operations                                           6,918          15,061         14,783         11,108         11,359

Other (expense) income                                          (5,646)          1,539          2,260          2,245          1,957
                                                           -----------     -----------    -----------    -----------    -----------

Income from continuing operations before income taxes            1,272          16,600         17,043         13,353         13,316

Provision for income taxes                                       1,444           2,910          3,467          2,865          4,527
                                                           -----------     -----------    -----------    -----------    -----------

(Loss) income from continuing operations                          (172)         13,690         13,576         10,488          8,789

Discontinued operations, net of tax:
    Income from operations of oil recycling segment              1,564           1,417          2,277          2,777          2,156

    Gain on sale of oil recycling segment                        8,243              --             --             --             --
                                                           -----------     -----------    -----------    -----------    -----------

Income from discontinued operations                              9,807           1,417          2,277          2,777          2,156
                                                           -----------     -----------    -----------    -----------    -----------

          Net income                                       $     9,635     $    15,107    $    15,853    $    13,265    $    10,945
                                                           ===========     ===========    ===========    ===========    ===========

Basic earnings per share:
    Continuing operations                                  $     (0.01)    $      1.11    $      1.11    $      0.87    $      0.74
    Discontinued operations                                       0.13            0.11           0.19           0.23           0.18
    Gain on sale of discontinued operations                       0.68              --             --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
       Net income                                          $      0.80     $      1.22    $      1.30    $      1.10    $      0.92
                                                           ===========     ===========    ===========    ===========    ===========

Weighted average shares                                         12,045          12,375         12,230         12,068         11,945
                                                           ===========     ===========    ===========    ===========    ===========

Diluted earnings per share:
    Continuing operations                                  $     (0.01)    $      1.10    $      1.09    $      0.85    $      0.72
    Discontinued operations                                       0.13            0.11           0.18           0.23           0.18
    Gain on sale of discontinued operations                       0.68              --             --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
       Net income                                          $      0.80     $      1.21    $      1.27    $      1.08    $      0.90
                                                           ===========     ===========    ===========    ===========    ===========

Weighted average shares - diluted                               12,101          12,533         12,528         12,295         12,150
                                                           ===========     ===========    ===========    ===========    ===========

                                   (Continued)

                             SELECTED FINANCIAL DATA
                                   (Continued)


                                                             AS OF MARCH 31,
                                     ----------------------------------------------------------------
                                       2000          1999          1998          1997          1996
                                     --------      --------      --------      --------      --------
                                                              (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Current assets                       $195,270      $128,012      $107,755      $ 93,837      $ 84,021
Total assets                          226,776       164,394       141,213       121,354       110,683
Current liabilities                   121,229        56,741        46,546        43,930        43,138
Long-term liabilities                   5,886         6,856         2,756         2,166         3,795
Stockholders' equity                   99,661       100,797        91,911        75,258        63,750

NOTES TO SELECTED FINANCIAL DATA

    The Company declared and paid cash dividends beginning in fiscal 1995. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

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

    In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to $6,000,000 of the Company's common stock. In January 2000, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to an additional $10,000,000 of the Company's common stock. Pursuant to these programs, the Company repurchased 324,000 shares at an aggregate cost of $3,902,000 during fiscal 1999, and 1,194,000 shares at an aggregate cost of $8,423,000 during fiscal 2000.

    In February 2000, the Company sold its oil recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation. The consolidated financial statements of the Company have been restated to report separately the net assets and operating results of these discontinued operations for all periods presented. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Profit from the Company's aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the extent to which the Company is required to provision for potential bad debts. Profit from the Company's marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on trade sales, as well as the extent to which the Company is required to provision for potential bad debts.

In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels group of companies. Bunkerfuels forms part of the Company's worldwide marine fuel marketing segment. During fiscal 2000, Bunkerfuels contributed $125,922,000 in revenue, and a combined 6,071,000 in metric tons brokered and traded. Total metric tons for the segment during the same period were 14,063,000.

In February 2000, the Company sold its oil recycling segment to Dallas-based EarthCare Company. The Company reported its oil recycling segment as a discontinued operation as of December 31, 1999.

During fiscal 2000, the Company experienced a rapid increase in revenue and accounts receivable, as a result of significantly higher world oil prices. The Company's profitability during fiscal 2000 was adversely affected by charges to the provision for bad debts, primarily in the aviation segment, both special and otherwise. Earnings were additionally affected by a non-recurring charge in the marine segment pertaining to the theft by diversion of product off the coast of Nigeria, and in the aviation segment for the write-down of the Company's investment in and advances to its aviation joint venture based in Ecuador. The catastrophic political and economic conditions in Ecuador caused the charge in the fiscal year.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1999

The Company's revenue for fiscal 2000 was $1,200,297,000, an increase of $479,736,000, or 66.6%, as compared to revenue of $720,561,000 for the prior fiscal year. The revenue increase is due to a substantial increase in world oil prices, and the acquisition of Bunkerfuels. The Company's revenue during these periods was attributable to the following segments:

                                       FISCAL YEAR ENDED MARCH 31,
                                        2000                1999
                                   --------------      --------------

Aviation Fueling                   $  461,740,000      $  327,844,000
Marine Fueling                        738,557,000         392,717,000
                                   --------------      --------------

Total Revenue                      $1,200,297,000      $  720,561,000
                                   ==============      ==============


The aviation fueling segment contributed $461,740,000 in revenue for fiscal 2000. This represented an increase in revenue of $133,896,000, or 40.8%, as compared to the prior fiscal year. The increase in revenue was due mostly to an increase in the average price per gallon sold. The marine fueling segment contributed $738,557,000 in revenue for fiscal 2000, an increase of $345,840,000 over the prior fiscal year. The increase in revenue was related primarily to an increase in the average price per metric ton sold and the acquisition of Bunkerfuels.

The Company's gross profit for the fiscal year ended March 31, 2000 was $64,245,000, an increase of $10,986,000, or 20.6%, as compared to the prior fiscal year. The Company's gross margin decreased from 7.4% for fiscal 1999 to 5.4% for fiscal 2000, largely as a result of the increase in the average price of fuel.

The Company's aviation fueling business achieved a 8.2% gross margin for fiscal 2000, as compared to 9.7% achieved for the prior fiscal year. This resulted from an increase in the average price per gallon sold, partially offset by an increase in the average gross profit per gallon sold. The Company's marine fueling segment achieved a 3.6% gross margin for fiscal 2000, as compared to a 5.4% gross margin for the prior fiscal year. This was the result of an increase in the average price per metric ton traded, and a lower gross profit per metric ton sold and brokered.

Total operating expenses for fiscal 2000 were $57,327,000, an increase of $19,129,000, or 50.1%, as compared to the prior fiscal year. The increase was mostly due to a $14,171,000 higher provision for bad debts principally attributed to the Company's aviation segment, which included a $2,122,000 special charge related to certain customers based in Ecuador. Also contributing to the increase were the operating expenses associated with the Bunkerfuels operations and the newly implemented financial systems.

The Company's income from operations for fiscal 2000 was $6,918,000, a decrease of $8,143,000, or 54.1%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:


                                               FISCAL YEAR ENDED MARCH 31,
                                                 2000               1999
                                             ------------       ------------
Aviation Fueling                             $  4,440,000       $ 13,331,000
Marine Fueling                                  7,516,000          7,515,000
Corporate Overhead                             (5,038,000)        (5,785,000)
                                             ------------       ------------

Total Income from Operations                 $  6,918,000       $ 15,061,000
                                             ============       ============

The aviation fueling segment's income from operations was $4,440,000 for fiscal 2000, a decrease of $8,891,000, or 66.7%, as compared to the prior fiscal year. This resulted from an increase in operating expenses due to a higher provision for bad debts, partially offset by an increase in gross profit. The marine fueling segment earned $7,516,000 in income from operations for fiscal 2000, consistent with the prior fiscal year. A decrease in the Company's core business was offset by the contribution of Bunkerfuels. Corporate overhead costs not charged to the business segments totaled $5,038,000 in fiscal 2000, a decrease of $747,000, or 12.9%, as compared to the prior fiscal year. This decrease resulted from lower general and administrative expenses.

During fiscal 2000, the Company reported $5,646,000 in other expense, net compared to other income, net, of $1,539,000, for fiscal 1999. This change was the result of the non-recurring charges in the aviation and marine segments. The aviation charge relates to a $953,000 write-down of the Company's investment in and advances to its aviation joint venture in Ecuador, the result of catastrophic political and economic conditions in that country. The marine charge of $3,092,000 was due to theft of product in Nigeria. Also contributing to the change was a special charge to the provision for bad debts in the Company's aviation joint venture in Ecuador related to certain customers based in Ecuador and an increase in interest expense due to borrowings on the Company's line of credit prior to the closing of the sale of the Company's oil recycling segment in February 2000. The increase in fuel prices, the acquisition of Bunkerfuels, the Company's stock repurchase program and the investment in the new financial system increased the Company's borrowing requirements. The Company's effective income tax rate for fiscal 2000 increased substantially because of the impact of the non-recurring charges and the special provisions, for which the Company does not receive a tax benefit.

Net loss from continuing operations for the year ended March 31, 2000 was $172,000, as compared to net income from continuing operations of $13,690,000 for the year ended March 31, 1999. Diluted loss per share on income from continuing operations was $0.01 for the year ended March 31, 2000, as compared to $1.10 in earnings per share achieved during the same period of the prior year. In the aggregate, the product loss in Nigeria, the write-down of the Company's investment in and advances to its aviation joint venture, and the charges related to the Ecuador based customers had a $0.54 impact on diluted earnings per share for fiscal 2000.

The Company's net income from discontinued operations for the year ended March 31, 2000 was $9,807,000, as compared to $1,417,000 for the same period of the prior year. Net income from discontinued operations included $1,564,000 for the oil recycling segment income for the ten months ended January 31, 2000, the measurement date, and $8,243,000 for the gain on sale of the segment, including a provision for losses during the phase-out period. Diluted earnings per share on income from discontinued operations was $0.81 for the year ended March 31, 2000, as compared to $0.11 achieved during the same period of the prior year. The increase in the market price of oil benefited the oil recycling business, while operating expenses increased modestly during the comparative periods.

Net income for fiscal 2000 was $9,635,000, a decrease of $5,472,000, or 36.2%, as compared to net income of $15,107,000 for fiscal 1999. Diluted earnings per share of $0.80 for fiscal 2000 exhibited a $0.41, or 33.9%, decrease over the $1.21 achieved during the prior fiscal year.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO THE FISCAL YEAR ENDED
MARCH 31, 1998

The Company's revenue for fiscal 1999 was $720,561,000, a decrease of $56,056,000, or 7.2%, as compared to revenue of $776,617,000 for the prior fiscal year. The revenue decrease was primarily due to a substantial decline in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                          FISCAL YEAR ENDED MARCH 31,
                                            1999              1998
                                        ------------      ------------
Aviation Fueling                        $327,844,000      $383,010,000
Marine Fueling                           392,717,000       393,607,000
                                        ------------      ------------

Total Revenue                           $720,561,000      $776,617,000
                                        ============      ============

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

The Company's gross profit for the fiscal year ended March 31, 1999 was $53,259,000, an increase of $10,021,000, or 23.2%, as compared to the prior fiscal year. The Company's gross margin increased from 5.6% for fiscal 1998 to 7.4% for fiscal 1999, largely a result of the decline in the average price of fuel.

The Company's aviation fueling business achieved a 9.7% gross margin for fiscal 1999, as compared to 6.1% achieved for the prior fiscal year. This resulted principally from a decline in the average price per gallon sold, as well as an increase in the average gross profit per gallon and the addition of Baseops, an aviation services company which the Company acquired effective January 1998. The Company's marine fueling segment achieved a 5.4% gross margin for fiscal 1999, as compared to a 5.1% gross margin for the prior fiscal year. This was the result of a lower average sales price per metric ton sold, which offset a narrower average gross profit per ton.

Total operating expenses for fiscal 1999 were $38,198,000, an increase of $9,743,000, or 34.2%, as compared to the prior fiscal year. The increase resulted primarily from the inclusion of operating expenses for the Baseops companies, higher salaries and wages related principally to staff additions and performance bonuses, an increase in the provision for bad debts in the aviation and marine segments, and expenses incurred in business expansion activities.

The Company's income from operations for fiscal 1999 was $15,061,000, an increase of $278,000, or 1.9%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                                  FISCAL YEAR ENDED MARCH 31,
                                                    1999               1998
                                                ------------       ------------
Aviation Fueling                                $ 13,331,000       $ 12,558,000
Marine Fueling                                     7,515,000          7,403,000
Corporate Overhead                                (5,785,000)        (5,178,000)
                                                ------------       ------------

Total Income from Operations                    $ 15,061,000       $ 14,783,000
                                                ============       ============

The aviation fueling segment's income from operations was $13,331,000 for fiscal 1999, an increase of $773,000, or 6.2%, as compared to the prior fiscal year. The increase in the average gross profit per gallon sold offset the effects of a decrease in the volume of gallons sold and an increase in operating expenses, as previously discussed. The marine fueling segment earned $7,515,000 in income from operations for fiscal 1999, an increase of $112,000, or 1.5%, as compared to the prior fiscal year. This increase was primarily the result of a higher volume of metric tons traded, largely offset by a narrower gross profit per metric ton and higher operating expenses, as previously discussed. Corporate overhead costs not charged to the business segments totaled $5,785,000 in fiscal 1999, an increase of $607,000, or 11.7%, as compared to the prior fiscal year. This increase resulted from higher salaries and wages related principally to staff additions and performance bonuses.

Other income for fiscal 1999 decreased $721,000, or 31.9%, when compared to the prior fiscal year, as a result of lower earnings from the Company's aviation joint venture in Ecuador. The Company's effective income tax rate for fiscal 1999 reflects a true-up of U.S. income taxes for overaccruals in prior periods and an overall increase in the Company's foreign operations, which are taxed at rates lower than that of the U.S.

Net income from continuing operations for the year ended March 31, 1999 was $13,690,000 as compared to $13,576,000 for the year ended March 31, 1998. Diluted earnings per share on income from continuing operations was $1.10 for the year ended March 31, 1999, as compared to the $1.09 achieved during the prior year.

The Company's net income from discontinued operations for the year ended March 31, 1999 was $1,417,000, a decrease of $860,000, or 37.8%, as compared to
$2,277,000 for the prior year. Diluted earnings per share on income from discontinued operations was $0.11 for the year ended March 31, 1999, a decrease of $0.07 or 38.9%, as compared to the $0.18 achieved during the prior year. The decrease in the market price of oil negatively affected the oil recycling business.

Net income for fiscal 1999 was $15,107,000, a decrease of $746,000, or 4.7%, as compared to net income of $15,853,000 for fiscal 1998. Diluted earnings per share of $1.21 for fiscal 1999 exhibited a $0.06, or 4.7%, decrease over the $1.27 achieved during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In the Company's aviation and marine fuel businesses, the primary use of capital is to finance receivables. The Company maintains aviation fuel inventories at certain locations in the United States mostly for competitive reasons. The Company's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as the Company subcontracts fueling services and maintains inventories at third party storage facilities.

Cash and cash equivalents amounted to $32,773,000 at March 31, 2000, as compared to $16,527,000 at March 31, 1999. The principal sources of cash during the fiscal year ended March 31, 2000 were $28,000,000 from the sale of the Company's recycling business and $6,366,000 from collections on notes receivable. Partially offsetting these cash sources were $6,137,000 to fund the increase in net trade credit and inventory, mainly the result of higher world oil prices, $4,184,000 for the acquisition of Bunkerfuels, $3,178,000 for capital expenditures (including $1,318,000 for the oil recycling business), $8,423,000 for the repurchase of the Company's common stock, and $2,434,000 in dividends paid on common stock. Other components of changes in cash and cash equivalents are detailed in the accompanying Consolidated Statements of Cash Flows.

Working capital as of March 31, 2000 was $74,041,000, exhibiting a $2,770,000 increase compared to the Company's working capital as of March 31, 1999. As of March 31, 2000, the Company's accounts receivable and notes receivable, excluding the allowance for bad debts, and inventories, amounted to $168,392,000, an increase of $59,616,000 as compared to the March 31, 1999 balance. In the aggregate, accounts payable, accrued expenses and customer deposits increased $56,808,000. The allowance for doubtful accounts as of March 31, 2000 amounted to $15,202,000, an increase of $8,493,000 compared to the March 31, 1999 balance. During the fiscal years ended March 31, 2000 and 1999, the Company charged $19,250,000 and $5,079,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $10,757,000 and $2,883,000, respectively.

Capital expenditures of $3,178,000 for the fiscal year ended March 31, 2000, consisted primarily of $927,000 to complete the implementation of the new financial system, $791,000 to upgrade other computer equipment, and $1,318,000 related to the oil recycling segment's operations during the ten months ended January 31, 2000. Other assets decreased by $5,280,000 as a result of the $13,870,000 decrease in non-current assets of discontinued operations and the $953,000 non-recurring write-down of the Company's investment in and advances to its aviation joint venture, partially offset by $8,575,000 in goodwill related to the acquisition of Bunkerfuels and the March 31, 2000 deferred tax asset of $233,000.

Long-term liabilities of $5,886,000, as of March 31, 2000 included $2,961,000 in acquisition debt related to Bunkerfuels and $2,925,000 in deferred compensation.

Stockholders' equity amounted to $99,661,000, or $9.06 per share, at March 31, 2000, compared to $100,797,000, or $8.27 per share, at March 31, 1999. The repurchase of the Company's common stock and cash dividends declared offset the increase in stockholders' equity from the Company's net income. Book value per share increased as a result of the Company's stock repurchase.

The Company expects to meet its capital investment and working capital requirements for fiscal year 2001 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. The Company's business has not been significantly affected by inflation during the periods discussed in this report. The Company did not experience significant systems problems at the turn of the millennium nor has it experienced any material effects on its financial operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts the vast majority of its business transactions in U.S. Dollars. However, in certain markets, mainly in Mexico, payments to its aviation fuel supplier are denominated in local currency. This subjects the Company to foreign currency exchange risk, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from currency exchange rate fluctuations through its regular operating and financing activities.

The Company's borrowings pursuant to its revolving credit facilities provide for various market driven variable interest rate options. These interest rates are subject to interest rate changes in the United States and the Eurodollar market. The Company does not currently use, nor has it historically used, derivative financial instruments to manage or reduce interest rate risk. See Note 3 to the accompanying financial statements for additional information.

To take advantage of favorable market conditions or for competitive reasons, the Company may enter into short-term fuel purchase commitments for the physical delivery of product in the United States. The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations. As of March 31, 2000, the Company did not have any outstanding fuel purchase commitments.

The Company offers its customers in the marine business swaps and caps as part of its fuel management services. The Company simultaneously enters into a commodity based derivative instrument with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such conterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 2000, all swap and cap contracts related to fiscal 2000 were completed and the results reflected in the fiscal 2000 financial statements.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the directors and executive officers of the Company set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of the Company for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the 2000 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders and Security Ownership of Management" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions with Management and Others" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as a part of this report:

         (i)      Report of Independent Certified Public Accountants.         26

         (ii)     Consolidated Balance Sheets as of March 31, 2000
                  and 1999.                                                   27

         (iii)    Consolidated Statements of Income for the Years Ended
                  March 31, 2000, 1999 and 1998.                              29

         (iv)     Consolidated Statements of Stockholders' Equity for
                  the Years Ended March 31, 2000, 1999 and 1998.              30

         (v)      Consolidated Statements of Cash Flows for the Years Ended
                  March 31, 2000, 1999 and 1998.                              31

         (vi)     Notes to Consolidated Financial Statements.                 33

(a)(2) The following consolidated financial statement schedule is filed as a part of this report:

         (I)      Schedule II - Valuation and Qualifying Accounts.            53

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

                  (a) 1986 Employee Stock Option Plan is incorporated by reference to the Company's Registration Statement on Form S-18 filed February 3, 1986.

                  (b) 1993 Non-Employee Directors Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 28, 1994.

                  (c) 1996 Employee Stock Option Plan is incorporated by reference to the Company's Schedule 14A filed June 18, 1997.

         (10)     Material contracts filed with this Form 10-K:

                  (a) Revolving Credit and Reimbursement Agreement, dated June 4, 1999, by and among World Fuel Services Corporation, Trans-Tec International, S.A., and World Fuel International, S.A., as borrowers, and Bank of America (f/k/a NationsBank, N.A.)

                  (b) Amendment Agreement No. 1 to Revolving Credit and Reimbursement Agreement, dated October 8, 1999, by and among World Fuel Services Corporation, Trans-Tec International, S.A., and World Fuel International, S.A., as borrowers, and Bank of America (f/k/a NationsBank, N.A.)

         (21)     Subsidiaries of the Registrant.

         (27)     Financial Data Schedule.

(b) A Form 8-K was filed during the fourth quarter ended March 31, 2000, to report the sale of the Company's oil recycling segment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WORLD FUEL SERVICES CORPORATION

Dated:     May 24, 2000                  By: /s/ JERROLD BLAIR
                                             -----------------------------------
                                             Jerrold Blair, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     May 24, 2000          By: /s/ RALPH R. WEISER
                                     -------------------------------------------
                                     Ralph R. Weiser, Chairman of the Board

Dated:     May 24, 2000          By: /s/ JERROLD BLAIR
                                     -------------------------------------------
                                     Jerrold Blair, President and Director

Dated:     May 24, 2000          By: /s/ CARLOS A. ABAUNZA
                                     -------------------------------------------
                                     Carlos A. Abaunza, Chief Financial Officer

Dated:     May 24, 2000          By: /s/ PHILLIP S. BRADLEY
                                     -------------------------------------------
                                     Phillip S. Bradley, Director

Dated:     May 24, 2000          By: /s/ RALPH FEUERRING
                                     -------------------------------------------
                                     Ralph Feuerring, Director

Dated:     May 24, 2000          By: /s/ JOHN R. BENBOW
                                     -------------------------------------------
                                     John R. Benbow, Director

Dated:     May 24, 2000          By: /s/ MYLES KLEIN
                                     -------------------------------------------
                                     Myles Klein, Director

Dated:     May 24, 2000          By: /s/ MICHAEL J. KASBAR
                                     -------------------------------------------
                                     Michael J. Kasbar, Director

Dated:     May 24, 2000          By: /s/ PAUL H. STEBBINS
                                     -------------------------------------------
                                     Paul H. Stebbins, Director

Dated:     May 24, 2000          By: /s/ LUIS R. TINOCO
                                     -------------------------------------------
                                     Luis R. Tinoco, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Miami, Florida,
    May 17, 2000.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      MARCH 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                              $ 32,773,000      $ 16,527,000
     Accounts and notes receivable, net of allowance
        for bad debts of $15,202,000 and $6,709,000
        at March 31, 2000 and 1999, respectively             142,250,000        95,436,000
     Inventories                                              10,418,000         5,318,000
     Prepaid expenses and other current assets                 9,829,000         7,528,000
     Current net assets of discontinued operations                    --         3,203,000
                                                            ------------      ------------

        Total current assets                                 195,270,000       128,012,000
                                                            ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
     Leasehold and improvements                                  335,000           223,000
     Office equipment and furniture                            9,074,000         8,004,000
                                                            ------------      ------------

                                                               9,409,000         8,227,000
     Less accumulated depreciation
        and amortization                                       4,289,000         3,511,000
                                                            ------------      ------------

                                                               5,120,000         4,716,000
                                                            ------------      ------------
OTHER ASSETS:
     Unamortized cost in excess of net
        assets of acquired companies, net of
        accumulated amortization                              23,040,000        15,148,000
     Non-current net assets of discontinued operations                --        13,870,000
     Other                                                     3,346,000         2,648,000
                                                            ------------      ------------

                                                            $226,776,000      $164,394,000
                                                            ============      ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        MARCH 31,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                     $     17,000      $     28,000
     Accounts payable                                           80,404,000        33,355,000
     Accrued expenses                                           26,316,000        15,500,000
     Customer deposits                                           3,017,000         4,074,000
     Accrued salaries and wages                                  3,558,000         2,167,000
     Income taxes payable                                        1,419,000         1,617,000
     Current net liabilities of discontinued operations          6,498,000                --
                                                              ------------      ------------

        Total current liabilities                              121,229,000        56,741,000
                                                              ------------      ------------

LONG-TERM LIABILITIES                                            5,886,000         6,856,000
                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
        100,000 shares authorized, none issued                          --                --
     Common stock, $0.01 par value;
        25,000,000 shares authorized; 12,537,000 and
        12,534,000 shares issued and outstanding
        at March 31, 2000 and 1999, respectively                   125,000           125,000
     Capital in excess of par value                             26,800,000        26,769,000
     Retained earnings                                          85,256,000        78,000,000
     Less treasury stock, at cost; 1,540,000 and 346,000
        shares at March 31, 2000 and 1999, respectively         12,520,000         4,097,000
                                                              ------------      ------------

                                                                99,661,000       100,797,000
                                                              ------------      ------------

                                                              $226,776,000      $164,394,000
                                                              ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    FOR THE YEAR ENDED MARCH 31,
                                                                        ------------------------------------------------------
                                                                              2000                1999               1998
                                                                        ---------------     ---------------    ---------------
Revenue                                                                 $ 1,200,297,000     $   720,561,000    $   776,617,000

Cost of sales                                                             1,136,052,000         667,302,000        733,379,000
                                                                        ---------------     ---------------    ---------------

         Gross profit                                                        64,245,000          53,259,000         43,238,000
                                                                        ---------------     ---------------    ---------------

Operating expenses:
     Salaries and wages                                                      21,587,000          18,842,000         15,546,000
     Provision for bad debts                                                 17,128,000           5,079,000          1,319,000
     Special provision for bad debts in aviation segment                      2,122,000                --                 --
     Other                                                                   16,490,000          14,277,000         11,590,000
                                                                        ---------------     ---------------    ---------------
                                                                             57,327,000          38,198,000         28,455,000
                                                                        ---------------     ---------------    ---------------
         Income from operations                                               6,918,000          15,061,000         14,783,000
                                                                        ---------------     ---------------    ---------------

Other (expense) income, net:
     Special provision for bad debts in aviation joint venture               (1,593,000)               --                 --
     Non-recurring charge in aviation segment                                  (953,000)               --                 --
     Non-recurring charge in marine segment                                  (3,092,000)               --                 --
     Equity in (losses) earnings of aviation joint venture                     (362,000)            199,000          1,100,000
     Other, net                                                                 354,000           1,340,000          1,160,000
                                                                        ---------------     ---------------    ---------------
                                                                             (5,646,000)          1,539,000          2,260,000
                                                                        ---------------     ---------------    ---------------
Income from continuing operations before income taxes                         1,272,000          16,600,000         17,043,000

Provision for income taxes                                                    1,444,000           2,910,000          3,467,000
                                                                        ---------------     ---------------    ---------------

(Loss) income from continuing operations                                       (172,000)         13,690,000         13,576,000

Discontinued operations, net of tax:
     Income from operations of oil recycling segment                          1,564,000           1,417,000          2,277,000
     Gain on sale of oil recycling segment, including a
        provision of $92,000 for losses during the phase-out period           8,243,000                --                 --
                                                                        ---------------     ---------------    ---------------
Income from discontinued operations                                           9,807,000           1,417,000          2,277,000
                                                                        ---------------     ---------------    ---------------

Net income                                                              $     9,635,000     $    15,107,000    $    15,853,000
                                                                        ===============     ===============    ===============

Basic earnings per share:
     Continuing operations                                              $         (0.01)    $          1.11    $          1.11
     Discontinued operations                                                       0.13                0.11               0.19
     Gain on sale of discontinued operations                                       0.68                --                 --
                                                                        ---------------     ---------------    ---------------
     Net income                                                         $          0.80     $          1.22    $          1.30
                                                                        ===============     ===============    ===============
Weighted average shares                                                      12,045,000          12,375,000         12,230,000
                                                                        ===============     ===============    ===============

Diluted earnings per share:
     Continuing operations                                              $         (0.01)    $          1.10    $          1.09
     Discontinued operations                                                       0.13                0.11               0.18
     Gain on sale of discontinued operations                                       0.68                --                 --
                                                                        ---------------     ---------------    ---------------
     Net income                                                         $          0.80     $          1.21    $          1.27
                                                                        ===============     ===============    ===============
Weighted average shares - diluted                                            12,101,000          12,533,000         12,528,000
                                                                        ===============     ===============    ===============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           COMMON STOCK                CAPITAL IN
                                    ----------------------------       EXCESS OF           RETAINED           TREASURY
                                      SHARES           AMOUNT          PAR VALUE           EARNINGS            STOCK
                                    ----------      ------------      ------------       ------------       ------------
Balance at March 31, 1997           12,174,000      $    122,000      $ 23,234,000       $ 51,959,000       $    (57,000)
     Exercise of options               168,000             2,000         1,156,000                 --                 --
     Issuance of shares
        for acquisition                150,000             1,000         2,089,000                 --                 --
     Cash dividends declared                --                --                --         (2,448,000)                --
     Net income                             --                --                --         15,853,000                 --
                                    ----------      ------------      ------------       ------------       ------------

Balance at March 31, 1998           12,492,000           125,000        26,479,000         65,364,000            (57,000)
     Exercise of options                40,000                --           297,000                 --                 --
     Purchases of stock                     --                --                --                 --         (3,902,000)
     Cash dividends declared                --                --                --         (2,471,000)                --
     Other                               2,000                --            (7,000)                --           (138,000)
     Net income                             --                --                --         15,107,000                 --
                                    ----------      ------------      ------------       ------------       ------------

Balance at March 31, 1999           12,534,000           125,000        26,769,000         78,000,000         (4,097,000)
     Exercise of options                 1,000                --            10,000                 --                 --
     Purchases of stock                     --                --                --                 --         (8,423,000)
     Cash dividends declared                --                --                --         (2,379,000)                --
     Other                               2,000                --            21,000                 --                 --
     Net income                             --                --                --          9,635,000                 --
                                    ----------      ------------      ------------       ------------       ------------

Balance at March 31, 2000           12,537,000      $    125,000      $ 26,800,000       $ 85,256,000       $(12,520,000)
                                    ==========      ============      ============       ============       ============


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED MARCH 31,
                                                                            --------------------------------------------------
                                                                                2000               1999               1998
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
     Net income                                                             $  9,635,000       $ 15,107,000       $ 15,853,000
                                                                            ------------       ------------       ------------

     Adjustments to reconcile net income to net cash
        provided by operating activities -
            Gain on sale of oil recycling segment                             (8,243,000)                --                 --
            Non-recurring charge in aviation segment                             953,000                 --                 --
            Non-recurring charge in marine segment                             3,092,000                 --                 --
            Depreciation and amortization                                      2,430,000          1,703,000          1,391,000
            Provision for bad debts                                           19,250,000          5,079,000          1,319,000
            Deferred income tax benefit                                       (2,762,000)          (889,000)            (6,000)
            Equity in losses (earnings) of aviation joint venture, net         1,955,000           (199,000)          (526,000)
            Other non-cash operating charges (credits)                            21,000             (7,000)                --

            Changes in assets and liabilities, net of acquisitions
             and dispositions:
               (Increase) decrease in -
                  Accounts and notes receivable                              (68,174,000)       (20,728,000)        (9,587,000)
                  Inventories                                                 (5,100,000)          (605,000)         1,197,000
                  Prepaid expenses and other current assets                    1,348,000         (1,302,000)            21,000
                  Other assets                                                    50,000            483,000             20,000
                  Net assets of discontinued operations                          162,000         (1,639,000)        (1,214,000)

               Increase (decrease) in -
                  Accounts payable and accrued expenses                       57,589,000          8,917,000          1,224,000
                  Customer deposits                                           (1,057,000)         1,538,000            (93,000)
                  Accrued salaries and wages                                       9,000            516,000           (426,000)
                  Income taxes payable                                          (233,000)          (764,000)         2,081,000
                  Deferred compensation                                           77,000            126,000            556,000
                                                                            ------------       ------------       ------------

                  Total adjustments                                            1,367,000        (7,771,000)         (4,043,000)
                                                                            ------------       ------------       ------------

        Net cash provided by operating activities                             11,002,000          7,336,000         11,810,000
                                                                            ------------       ------------       ------------

Cash flows from investing activities:
     Proceeds from the sale of oil recycling segment                          28,000,000                 --                 --
     Payment for acquisition of business, net of cash acquired                (4,184,000)                --           (807,000)
     Additions to property and equipment                                      (1,860,000)        (3,451,000)        (1,696,000)
     Repayments from (advances to) aviation joint venture, net                  (409,000)            77,000           (319,000)
                                                                            ------------       ------------       ------------

        Net cash provided by (used in) investing activities                   21,547,000         (3,374,000)        (2,822,000)
                                                                            ------------       ------------       ------------

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                FOR THE YEAR ENDED MARCH 31,
                                                                     --------------------------------------------------
                                                                         2000               1999               1998
                                                                     ------------       ------------       ------------
Cash flows from financing activities:
     Dividends paid on common stock                                  $ (2,434,000)      $ (2,486,000)      $ (2,432,000)
     Purchases of common stock                                         (8,423,000)        (3,902,000)                --
     (Payments) borrowings under revolving credit facility, net        (4,000,000)         4,000,000                 --
     Repayment of long-term notes payable                              (1,410,000)                --         (4,257,000)
     Repayment of long-term debt                                          (46,000)           (23,000)                --
     Proceeds from issuance of common stock                                10,000            297,000          1,158,000
                                                                     ------------       ------------       ------------

        Net cash used in financing activities                         (16,303,000)        (2,114,000)        (5,531,000)
                                                                     ------------       ------------       ------------

Net increase in cash and cash equivalents                              16,246,000          1,848,000          3,457,000

Cash and cash equivalents, at beginning of period                      16,527,000         14,679,000         11,222,000
                                                                     ------------       ------------       ------------

Cash and cash equivalents, at end of period                          $ 32,773,000       $ 16,527,000       $ 14,679,000
                                                                     ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                                     $    838,000       $    257,000       $    288,000
                                                                     ============       ============       ============

        Income taxes                                                 $  4,280,000       $  5,088,000       $  2,516,000
                                                                     ============       ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $554,000, $609,000 and $624,000 are included in accrued expenses as of March 31, 2000, 1999 and 1998, respectively.

In January 1998, the Company issued 150,000 shares of its common stock valued at $2,090,000 in connection with the acquisition of the Baseops group of companies. Pursuant to an indemnification agreement, the Company received 10,754 shares of its common stock from the sellers of Baseops in settlement for $138,000 of uncollectible accounts receivable.

In connection with the acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in long-term notes payable. See Notes 1 and 3, in the Notes to the Consolidated Financial Statements, for additional information.

During the fourth quarter of fiscal 2000, the Company received $5,000,000 of EarthCare stock, with a Price Protection Agreement signed by a principal shareholder of EarthCare Company, pursuant to the sale of the oil recycling segment. Of this amount, $2,500,000 is included in Prepaid expenses and other current assets and $2,500,000 is included in Other assets in the Consolidated Balance Sheets. See Notes 1 and 2, in the Notes to the Consolidated Financial Statements, for additional information.

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF ACQUISITIONS

World Fuel Services Corporation (the "Company") began operations in 1984 as a used oil recycler in the southeast United States. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout the world. This expansion resulted from acquisitions and the establishment of new offices.

In 1995, the Company further diversified its fuel services operations through the acquisition of the Trans-Tec services group of companies which are considered leaders in the marine fuel services business. In April 1999, the Company acquired substantially all of the operations of the privately held Bunkerfuels Group of companies, one of the world's leading providers of bunker services, which significantly increased the Company's share of the world marine fuel market. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels Group are included with the results of the Company from April 1, 1999. The aggregate purchase price of the acquisition was approximately $8,647,000, including an estimated $78,000 in acquisition costs. The Company paid approximately $4,184,000 in cash, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 was paid on March 31, 2000, and $197,000 in short term payables, which was paid to the sellers. The outstanding balance of the promissory notes is collateralized by letters of credit. The difference between the purchase price and the $72,000 fair value of the net assets of the acquired companies, which amounted to approximately $8,575,000, was allocated to goodwill, and is being amortized using the straight-line method over 35 years. The Company determined that no other intangible assets exist.

In February 2000, the Company sold its oil recycling business to EarthCare Company ("EarthCare"). See Note 2 for additional information.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective April 1, 1999, as required. The implementation of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to record its proportionate share of the earnings of its aviation joint venture.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's interest earning cash and cash equivalents at March 31, 2000 and 1999 amounted to $31,212,000 and $5,784,000, respectively, consisting principally of commercial paper rated A1P1, bank repurchase agreements collateralized by United States Government Securities and bank money market accounts which invest primarily in commercial paper rated A1P1. Interest income, included in Other, net in the accompanying consolidated statements of income, totaled $1,330,000, $1,851,000 and $1,460,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

INVESTMENTS

Investments consist of $5,000,000 in EarthCare stock that the Company received as part of the sale of its oil recycling segment to EarthCare. Refer to Note 2 of these Notes to the Consolidated Financial Statements. The disposition of such stock is restricted, and management intends to dispose of the stock as the restrictions lapse, accordingly, the Company has classified $2,500,000 as other current assets and $2,500,000 as other assets. Additionally, the value of the investment is secured pursuant to the Price Protection Agreement. Accordingly, the Company is using the cost method to value the investment as of March 31, 2000.

INVENTORIES

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include fuel purchase costs, and the related transportation costs and storage fees. Also included in inventories are costs not yet billed, consistent with the Company's revenue recognition policies.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                                                              YEARS
                                                            ---------
          Leasehold and improvements                           10
          Office equipment and furniture                     3 - 8

Costs of major additions and improvements, including appropriate interest, are capitalized and expenditures for maintenance and repairs which do not extend the lives of the assets are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

In March 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively, effective April 1, 1999, as required. The implementation of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

Unamortized cost in excess of net assets of acquired companies is being amortized over 35-40 years using the straight-line method. Accumulated amortization amounted to $2,740,000 and $2,010,000, as of March 31, 2000 and 1999, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows associated with the acquired companies, to the carrying amount of the unamortized costs in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect any impairment in the value of the asset.

REVENUE RECOGNITION

Revenue is generally recorded in the period when the sale is made or as the services are performed. The Company contracts with third parties to provide the fuel and/or delivery of most services. This causes delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the delivery of fuel or service took place. The Company's revenue recognition policy does not result in amounts that are materially different than accounting under generally accepted accounting principles.

In December 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 becomes effective for the Company during the three months ended June 30, 2000. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material impact on the financial statements of the Company.

ACCOUNTING FOR DERIVATIVES

Premiums received or paid for fuel price cap agreements are amortized to premium revenue and expense, respectively, over the term of the caps. Unamortized premiums are included in accounts payable and accrued expenses on a net basis. Accounts receivable or payable under fuel price swap agreements related to the physical delivery of product are recognized as deferred gains or losses, which are included in prepaid expenses and other current assets on a net basis, until the underlying physical delivery transaction is recognized in income. The Company follows the accrual method for fuel price swap agreements which do not involve physical delivery. Under the accrual method, each net receipt due or payment owed under the derivative instrument is recognized in income as fee income or expense, respectively, during the period to which the receipt or payment relates.

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB No. 133" ("SFAS 137"), respectively. They are effective for the Company's fiscal year ending March 31, 2002. These pronouncements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will not have a material impact on its financial statements.

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

The Company's purchases from certain aviation fuel suppliers are denominated in local currency. Foreign currency exchange gains and losses are included in Other, net, in the period incurred, and amounted to a net gain of $312,000 for the fiscal year ended March 31, 2000. There were no significant foreign currency gains or losses in fiscal years 1999 or 1998.

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

The Company had 898,000, 406,000, and 226,000 options outstanding for the fiscal years ended March 31, 2000, 1999, and 1998, respectively, which were not included in the calculation of diluted earnings per share because their impact was antidilutive.

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

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 2000, the carrying value of the long-term debt approximated the fair value of such instruments.

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

(2)  DISCONTINUED OPERATIONS

On January 10, 2000, the Company's Board of Directors authorized the sale of its oil recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation. The consolidated financial statements of the Company have been restated to report separately the net assets and operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations.

In February 2000, the Company sold all of the issued and outstanding stock of its oil recycling subsidiaries, the International Petroleum Corporation group ("IPC"), to EarthCare. Pursuant to the Stock Purchase Agreement between the parties, the Company received $28,000,000 in cash and $5,000,000 in EarthCare common stock, subject to Lock-up, Price Protection and Escrow Agreements.

In fiscal 2000, the Company recognized net income of $9,807,000 on disposal of its oil recycling segment. Net income from discontinued operations included $1,564,000, net of $980,000 in taxes, for the oil recycling segment operating income for the ten months ended January 31, 2000, the measurement date, $8,335,000, net of $5,218,000 in taxes, for the gain on sale of the segment, and a $92,000 provision for certain costs during the phase-out period. Potential costs which could not be reasonably estimated include expenses associated with the indemnifications provided by the Company as part of the purchase agreement.

The Company reported current net liabilities of discontinued operations of $6,498,000 as of March 31, 2000 and current net assets of discontinued operations of $3,203,000 and non-current net assets of discontinued operations of $13,870,000 as of March 31, 1999. As of March 31, 2000, net liabilities of discontinued operations consist of $9,168,000 in income taxes payable related to the ten months of operations and the gain on sale, partially offset by $2,670,000 of current net assets of discontinued operations. As of March 31, 1999, the net assets of discontinued operations consisted of current assets; property, plant and equipment; other non-current assets; and current and non-current liabilities. Revenues applicable to the discontinued operations were $22,462,000, $23,621,000 and $25,146,000 for the fiscal years 2000, 1999, and
1998, respectively. Income from operations of the discontinued operations were $2,537,000, $2,337,000 and $3,744,000 for the fiscal years 2000, 1999, and 1998, respectively.

In April 2000, the Company filed a Demand for Arbitration with the American Arbitration Association, against EarthCare to collect approximately $3,721,000 in cash due pursuant to the Purchase Agreement. On May 23, 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. See Note 6.

The Company anticipates substantial completion of its plan of discontinuance by the end of fiscal 2001.

(3)  LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                                   2000            1999
                                                                ----------      ----------
          Promissory notes issued in connection with the
             acquisition of the Bunkerfuels group of
             Companies, payable annually through March 31,
             2002, bearing interest at 7 3/4%, secured
             by letters of credit                               $2,840,000      $       --

          Borrowings on revolving credit facilities                     --       4,000,000

          Other                                                    138,000          36,000
                                                                ----------      ----------

                                                                 2,978,000       4,036,000

          Less current maturities                                   17,000          28,000
                                                                ----------      ----------

                                                                $2,961,000      $4,008,000
                                                                ==========      ==========

The Company has $40,000,000 in unsecured revolving credit facilities with an overall sublimit of $20,000,000 for letters of credit. Approximately $12,624,000 in letters of credit were outstanding as of

March 31, 2000 under the credit facilities. The revolving lines of credit bear interest at market rates, as defined under the credit facilities. Interest is payable quarterly in arrears. Any outstanding principal and interest will mature on November 29, 2003, under the $30 million facility and October 6, 2000 under the $10 million 364 day facility. As of March 31, 2000, the Company was in compliance with the requirements under the credit facilities. The credit facilities impose certain operating and financial restrictions. The Company's failure to comply with the obligations under the revolving lines of credit, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of the indebtedness under the credit facilities.

Aggregate annual maturities of long-term debt as of March 31, 2000, are as follows:

                 2001                       $    17,000
                 2002                         1,424,000
                 2003                         1,443,000
                 2004                            13,000
                 2005 and thereafter             81,000
                                            -----------

                                            $ 2,978,000
                                            ===========


Interest expense, which is included in Other, net, in the accompanying consolidated statements of income, is as follows for the years ended March 31:

                                                         2000          1999          1998
                                                       --------      --------      --------
Interest cost                                          $953,000      $325,000      $241,000
Less capitalized interest on capital expenditures            --        76,000            --
                                                       --------      --------      --------

Interest expense                                       $953,000      $249,000      $241,000
                                                       ========      ========      ========

(4)  INCOME TAXES

The provision for income taxes consists of the following components for the years ended March 31:


                                 2000              1999              1998
                              -----------       -----------       -----------
Current:
  Federal                     $   584,000       $   549,000       $ 1,057,000
  State                          (386,000)          283,000           129,000
  Foreign                       4,008,000         2,967,000         2,287,000
                              -----------       -----------       -----------

                                4,206,000         3,799,000         3,473,000
                              -----------       -----------       -----------

Deferred:
  Federal                        (479,000)         (749,000)           63,000
  State                          (139,000)          (80,000)            5,000
  Foreign                      (2,144,000)          (60,000)          (74,000)
                              -----------       -----------       -----------

                               (2,762,000)         (889,000)           (6,000)
                              -----------       -----------       -----------

    Total                     $ 1,444,000       $ 2,910,000       $ 3,467,000
                              ===========       ===========       ===========

The difference between the reported tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income before income taxes for each of the three years ended March 31, 2000, is primarily due to state income taxes and the effect of foreign income tax rates.

The Company's share of undistributed earnings of foreign subsidiaries not included in its consolidated U.S. federal income tax return that could be subject to additional U.S. federal income taxes if remitted, was approximately $41,187,000 and $36,513,000 at March 31, 2000 and 1999, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

The temporary differences which comprise the Company's net deferred tax asset, included in Other current assets and Other assets in the accompanying consolidated balance sheets are as follows:

                                                                   MARCH 31,
                                                         -----------------------------
                                                            2000              1999
                                                         -----------       -----------
Excess of provision for bad debts over charge-offs       $ 4,921,000       $ 1,979,000

Accrued expenses recognized for financial reporting
     purposes, not currently tax deductible                1,090,000         1,034,000

Excess of tax over financial reporting amortization
     of identifiable intangibles                            (657,000)         (574,000)

Other, net                                                  (128,000)           25,000
                                                         -----------       -----------

Total deferred tax asset                                 $ 5,226,000       $ 2,464,000
                                                         ===========       ===========

Deferred current tax asset                               $ 4,993,000       $ 2,184,000
                                                         ===========       ===========

Deferred non-current tax asset                           $   233,000       $   280,000
                                                         ===========       ===========

During fiscal 2000, the Internal Revenue Service commenced an examination of the Company's U.S. Federal Income Tax returns for the fiscal years ended March 31, 1999 and 1998. The Company does not anticipate a material adjustment for financial reporting purposes as a result of the above examination.

(5)  STOCKHOLDERS' EQUITY

COMMON STOCK ACTIVITY

In October 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997.

In August 1998, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to $6,000,000 of the Company's common stock. In January 2000, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to an additional $10,000,000 of the Company's common stock. Pursuant to these programs, the Company repurchased 324,000 shares at an aggregate cost of $3,902,000 during fiscal 1999, and 1,194,000 shares at an aggregate cost of $8,423,000 during fiscal 2000.

DIVIDENDS

The Company declared cash dividends of $0.20 per share of common stock during each of the three fiscal years ending March 31, 2000.

EMPLOYEE STOCK OPTION ACTIVITY

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has evaluated the proforma effects of SFAS 123 and determined that the effects of SFAS 123 are not material to the Company's consolidated financial position or results of operations. Accordingly, the disclosure provisions of SFAS 123 have been omitted. The Company accounts for its stock-based transactions with employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS 123.

In August 1996, the Company's Board of Directors authorized the 1996 Employee Stock Option Plan (the "1996 Plan"), which received stockholder approval at the Company's 1997 annual shareholders' meeting. Under the provisions of the 1996 Plan, the Company's Board of Directors is authorized to grant Incentive Stock Options ("ISO") to employees of the Company and its subsidiaries and Non-Qualified Stock Options ("NSO") to employees, independent contractors and agents. The 1996 Plan, as amended in August 1998, permits the issuance of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock, adjusted to reflect the 3-for-2 stock split. The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to ISOs granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All ISOs granted pursuant to the 1996 Plan must be exercised within ten years after the date of grant, except that ISOs granted to individuals owning more than 10% of the Company's outstanding common stock and NSOs must be exercised within five years after the date of grant.

The following summarizes the status of the 1996 Plan at, and for the year ended, March 31:

                                                       2000                    1999                      1998
                                                 ---------------         ---------------           ---------------
Granted                                                   53,500                 457,500                   117,500
       Per Share Price Range                              $11.44         $10.75 - $21.75           $11.67 - $21.00
Increase in Plan                                                                 500,000
Expired                                                   15,000
Outstanding                                              856,500                 818,000                   360,500
       Per Share Price Range                     $10.75 - $21.63         $10.75 - $21.75           $11.42 - $21.00
       Weighted Average Per Share Price                   $15.84                  $16.12                    $13.76
       Weighted Average Contractual Life               7.7 years               8.6 years                 8.8 years

Available for future grant                               378,500                 432,000                   389,500

Exercisable                                              380,578                 242,504                    17,516
       Per Share Price Range                     $11.42 - $21.63         $11.42 - $21.00                    $11.42
       Weighted Average Per Share Price                   $14.48                  $11.85                    $11.42

The Company's 1986 Employee Stock Option Plan expired in January 1996. Options granted, but not yet exercised, survive the 1986 Employee Stock Option Plan until the options expire. The following summarizes the status of the 1986 Employee Stock Option Plan at, and for the year ended, March 31:

                                                      2000                    1999                      1998
                                                 -------------           -------------             -------------
Expired                                                  5,624                    None                      None

Exercised                                                1,500                  32,344                   167,634
       Per Share Price Range                             $6.89                   $6.89             $6.55 - $8.39
       Proceeds received by the Company                $10,000                $223,000                $1,158,000

Outstanding                                            135,623                 142,747                   175,091
       Per Share Price Range                     $6.67 - $8.39           $6.22 - $8.39             $6.22 - $8.39
       Weighted Average Per Share Price                  $7.26                   $7.22                     $7.16
       Weighted Average Contractual Life             4.9 years               5.8 years                 6.9 years

Exercisable                                            135,623                 142,747                   155,670
       Per Share Price Range                     $6.67 - $8.39           $6.22 - $8.39             $6.22 - $8.39
       Weighted Average Per Share Price                  $7.26                   $7.22                     $7.00

In addition to the options shown in the above tables, prior to 1996, the Company issued certain non-qualified options outside of the 1986 and 1996 Stock Option Plans. As of March 31, 2000, such non-qualified stock options are exercisable and entitled the holders thereof to purchase a total of 45,898 shares of the Company's common stock at an exercise price ranging from $6.89 to $8.39 per share. As of March 31, 2000, the weighted average per share price and contracted life of these options is $7.56 and 4.9 years, respectively.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

In August 1994, at the annual meeting of the stockholders of the Company, the 1993 Non-Employee Directors Stock Option Plan ("1993 Directors Plan") was adopted. The 1993 Directors Plan, as amended in August 1997, permits the issuance of options to purchase up to an aggregate of 100,000 shares of the Company's common stock.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 2,500 shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 2,500 shares each year that the individual is re-elected. As of March 31, 2000, options to purchase 50,000 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 19,375 shares are available for future grant.

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

(6) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

At March 31, 2000, the future minimum lease payments under operating leases with an initial non-cancelable term in excess of one year were as follows:

                2001                         $   959,000
                2002                             812,000
                2003                             638,000
                2004                             188,000
                2005                             145,000
                Thereafter                       124,000
                                             -----------

           Total minimum lease payments      $ 2,866,000
                                             ===========

Rental expense under operating leases with an initial non-cancellable term in excess of one year was $1,176,000, $1,081,000, and $836,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

On January 12, 2000, the Company exercised its options to purchase the leased properties in New Orleans, Louisiana and Plant City, Florida from Trusts established for the benefit of the children of Jerrold Blair, the President and a Director of the Company. The Company exercised these options pursuant to the Stock Purchase Agreement between the Company and EarthCare. Accordingly, the right to purchase the properties was transferred to EarthCare as part of the stock sale.

SURETY BONDS

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fueling business. As of March 31, 2000, the Company had $4,871,000 in outstanding bonds.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable and notes receivable. The Company extends credit on an unsecured basis to many of its customers, some of which have a line of credit in excess of $5,000,000. The Company's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and otherwise would be required to prepay or post cash collateralized letters of credit with their suppliers of fuel. Diversification of credit risk is difficult since the Company sells primarily in the aviation and marine industries. In addition, during fiscal 2000, fuel prices increased rapidly and have remained high relative to prior years. Fuel costs represent a significant part of an airline's and vessel's operating expenses. Accordingly, the rapid and sustained increase in fuel prices has to date, and will continue to, adversely affect the Company's customers.

The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of this risk is essential to the Company's success. The Company's sales executives and their respective staff meet regularly to evaluate credit exposure in the aggregate, and by individual credit. Credit exposure includes the amount of estimated unbilled sales. The Company also has a credit committee for each of its segments. The credit committees are responsible for approving credit limits above certain amounts, and setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.

POLLUTION AND THIRD PARTY LIABILITY

In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. The Company is subject to possible claims by customers, regulators and others who may be injured by a spill or other accident. In addition, the Company may be held liable for damages to natural resources arising out of such events. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected. The Company's domestic and international fueling activities also subject it to the risks of significant potential liability under federal, foreign and state statutes, common law and indemnification agreements.

The Company has exited several environmental businesses which handled hazardous and non-hazardous waste. This waste was transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or required to clean up facilities previously operated by the Company, in certain cases pursuant to current federal and state laws and regulations.

In connection with the Company's sale of its oil recycling segment, which was completed in February 2000, the Company agreed to indemnify the buyer, EarthCare, for liability and losses arising from prior violations of environmental laws and contamination which may have occurred at the Company's properties.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. An uninsured claim arising out of the Company's activities, if successful and of sufficient magnitude, will have a material adverse effect on the Company's financial position and results of operations.

LEGAL MATTERS

In February and March 2000, two shareholders filed class action lawsuits against the Company and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits allege violations of federal securities laws and seek an unspecified amount of damages arising from the decrease in the Company's stock price, which occurred on January 31, 2000. Management of the Company believes that the claims made in these lawsuits are without merit and intends to vigorously defend these actions.

In February 2000, the Company filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under the Company's insurance policies for the Company's loss of product by theft off the coast of Nigeria. Six of the Company's shipments of marine fuel, with a total value of approximately $2,683,000, were converted in the course of transhipment to Nigeria, and were never received by the Company's intended customer. The Company believes that this loss is covered by insurance which was in effect at the time of the loss. AHAC is contesting the Company's insurance claim, but has not yet filed an answer in the pending legal proceedings which sets forth specific defenses. The Company intends to vigorously prosecute its action against AHAC.

On April 19, 2000, the Company filed arbitration proceedings against EarthCare to collect approximately $3,721,000 due to the Company pursuant to the stock purchase agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. On May 23, 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. The Company believes that EarthCare's allegations are without merit and intends to vigorously prosecute its action against EarthCare. At March 31, 2000, in addition to the $3,721,000 under arbitration, the Company has an investment in EarthCare common stock of $5,000,000 which the Company received as part of the purchase agreement.

There can be no assurance that the Company will prevail on the above legal proceedings and management cannot estimate the exposure or recovery to the Company if it does not prevail in the proceedings and counterclaims pending against the Company.

The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any and except as set forth above, under any pending litigation or administrative proceedings, will not materially affect its financial condition or results of operations.

PURCHASE COMMITMENTS AND OFF -BALANCE SHEET TRANSACTIONS

To take advantage of favorable market conditions or for competitive reasons, the Company may enter into short term fuel purchase commitments for the physical delivery of product in the United States.

The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations. As of March 31, 2000, all swap and cap contracts related to fiscal 2000 were completed and the results reflected in the fiscal 2000 financial statements.

The Company offers its marine customers swaps and caps as part of its fuel management services. Typically, the Company simultaneously enters into the commodity based derivative instruments with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such counterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 2000, the Company had no outstanding swap contracts and no deferred cap fees.

EMPLOYMENT AGREEMENTS

The Company's amended and restated employment agreements with its Chairman of the Board and President expire on March 31, 2004. Each agreement provides for a fixed salary and an annual bonus equal to 5% of the Company's income before income taxes in excess of $2,000,000 through fiscal 2002, and $7,000,000 with a maximum bonus of $750,000, for the balance of the employment term. In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and accrue interest at the Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of the executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, any excess amount, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. In aggregate, as of March 31, 2000 and 1999, $1,972,000 and $1,619,000, respectively, was deferred under the agreements and is included in long-term liabilities in the accompanying consolidated balance sheets. The agreements also provide that if the Company terminates the employment of the executive for reasons other than death, disability, or cause, or, if the executive terminates employment with the Company for good reason, including under certain circumstances, a change in control of the Company, the Company will pay the executive compensation of three times his average salary and bonus during the five year period preceding his termination.

The Company and its subsidiaries have also entered into employment, consulting and non-competition agreements with certain of their executive officers and employees. The agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained. During the years ended March 31, 2000, 1999 and 1998, approximately $11,696,000, $11,402,000, and $10,411,000, respectively, was expensed under the terms of the above described agreements.

The future minimum commitments under employment agreements, excluding bonuses, as of March 31, 2000 are as follows:

               2001                        $ 7,108,000
               2002                          4,117,000
               2003                          2,818,000
               2004                          1,735,000
               2005                            210,000
               Thereafter                      840,000
                                           -----------

                                           $16,828,000
                                           ===========

DEFERRED COMPENSATION PLANS

The Company's Deferred Compensation Plan ("Deferred Plan") is administered by a Deferred Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Deferred Plan was suspended effective August 1, 1997 by the Deferred Plan Committee. The Deferred Plan is unfunded and is not a qualified plan under the Internal Revenue Code. The Deferred Plan allows for distributions of vested amounts over a five year period, subject to certain requirements, during and after employment with the Company. Participants become fully vested over a five year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. As of March 31, 2000 and 1999, the Company's liability under the Deferred Plan was $953,000 and $1,381,000, respectively, and is included in long-term liabilities in the accompanying consolidated balance sheets.

The Company maintains a 401(k) defined contribution plan which covers all United States employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During fiscal 2000, the Company made matching contributions of 25% of the participants' contributions up to 1% of the participant's compensation. Annual contributions are made at the Company's sole discretion. During the fiscal years ended March 31, 2000, 1999 and 1998, approximately $50,000, $74,000 and $74,000, respectively, was expensed as Company contributions.

(7) AVIATION JOINT VENTURE

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

The Company's current ownership interest in the aviation joint venture is 50%. Accordingly, the Company uses the equity method of accounting to record its proportionate share of aviation joint venture earnings. During fiscal year 2000, the Company wrote down the investment in and advances to the aviation joint venture by $953,000, and recorded a special provision for bad debts of $1,593,000 as a result of the catastrophic political and economic conditions in Ecuador. The amount of the investment in and advances to the aviation joint venture was zero and $2,493,000 at March 31, 2000 and 1999, respectively. As of March 31, 1999, prepaid expenses and other current assets, and other assets included $1,730,000 and $763,000, respectively, for the investments in and advances to its aviation joint venture. Beginning in January 2000, the Company has limited its operations in Ecuador to foreign airlines and all fuel sales are made in U.S. dollars.

(8) BUSINESS SEGMENTS, FOREIGN OPERATIONS AND MAJOR CUSTOMERS

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

The Company's continuing operations are in two business segments: aviation and marine fueling. Information concerning the Company's operations by business segment is as follows:

                                                                   AS OF AND FOR THE YEAR ENDED MARCH 31,
                                                        -----------------------------------------------------------
                                                              2000                 1999                  1998
                                                        ---------------       ---------------       ---------------
REVENUE
     Aviation fueling                                   $   461,740,000       $   327,844,000       $   383,010,000
     Marine fueling                                         738,557,000           392,717,000           393,607,000
                                                        ---------------       ---------------       ---------------

        Consolidated revenue                            $ 1,200,297,000       $   720,561,000       $   776,617,000
                                                        ===============       ===============       ===============

INCOME FROM OPERATIONS
     Aviation fueling                                   $     4,440,000       $    13,331,000       $    12,558,000
     Marine fueling                                           7,516,000             7,515,000             7,403,000
     Corporate                                               (5,038,000)           (5,785,000)           (5,178,000)
                                                        ---------------       ---------------       ---------------

        Consolidated income from operations             $     6,918,000       $    15,061,000       $    14,783,000
                                                        ===============       ===============       ===============

IDENTIFIABLE ASSETS
     Aviation fueling                                   $    78,639,000       $    68,765,000       $    57,867,000
     Marine fueling                                         107,258,000            69,250,000            53,819,000
     Discontinued operations, net                                    --            17,073,000            15,311,000
     Corporate                                               40,879,000             9,306,000            14,216,000
                                                        ---------------       ---------------       ---------------

        Consolidated identifiable assets                $   226,776,000       $   164,394,000       $   141,213,000
                                                        ===============       ===============       ===============

CAPITAL EXPENDITURES
     Aviation fueling                                   $       240,000       $       419,000       $       218,000
     Marine fueling                                             211,000               200,000               609,000
     Corporate                                                1,409,000             2,832,000               869,000
                                                        ---------------       ---------------       ---------------

        Consolidated capital expenditures               $     1,860,000       $     3,451,000       $     1,696,000
                                                        ===============       ===============       ===============

DEPRECIATION AND AMORTIZATION
     Aviation fueling                                   $       528,000       $       543,000       $       312,000
     Marine fueling                                             923,000               695,000               708,000
     Corporate                                                  979,000               465,000               371,000
                                                        ---------------       ---------------       ---------------

        Consolidated depreciation and amortization      $     2,430,000       $     1,703,000       $     1,391,000
                                                        ===============       ===============       ===============

FOREIGN OPERATIONS

A summary of financial data for foreign operations is shown below as of, and for the fiscal years ended, March 31, 2000, 1999 and 1998. Non-U.S. operations of the Company and its subsidiaries are conducted primarily from offices in the United Kingdom, Singapore, Mexico, Japan, South Africa, South Korea, Denmark and Costa Rica. Income from operations is before the allocation of corporate general and administrative expenses and income taxes.

                                      2000            1999             1998
                                  ------------    ------------    ------------
      Revenue                     $746,027,000    $371,104,000    $419,701,000
                                  ============    ============    ============

      Income from operations      $ 10,273,000    $ 16,349,000    $ 10,774,000
                                  ============    ============    ============

      Identifiable assets         $ 75,080,000    $ 63,718,000    $ 43,524,000
                                  ============    ============    ============

MAJOR CUSTOMERS

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 2000, 1999 and 1998.

(9)        QUARTERLY INFORMATION (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                              -------------------------------------------------------------------------------
                                                  JUNE 30,          SEPTEMBER 30,         DECEMBER 31,            MARCH 31,
                                                    1999                 1999                 1999                  2000
                                              ---------------      ---------------       ---------------      ---------------
      Revenue                                 $   225,446,000      $   299,759,000       $   323,063,000      $   352,029,000
                                              ===============      ===============       ===============      ===============

      Gross profit                            $    15,052,000      $    16,743,000       $    15,284,000      $    17,166,000
                                              ===============      ===============       ===============      ===============

      Net income (loss)                       $     2,242,000      $      (242,000)      $     1,199,000      $     6,436,000
                                              ===============      ===============       ===============      ===============

      Basic earnings (loss) per share:
        Continuing Operations                            0.15                (0.07)                 0.06                (0.15)
        Discontinued Operations                          0.03                 0.05                  0.04                 0.70
                                              ---------------      ---------------       ---------------      ---------------
        Net Income                            $          0.18      $         (0.02)      $          0.10      $          0.55
                                              ===============      ===============       ===============      ===============

      Diluted earnings (loss) per share:
        Continuing Operations                            0.15                (0.07)                 0.06                (0.15)
        Discontinued Operations                          0.03                 0.05                  0.04                 0.70
                                              ---------------      ---------------       ---------------      ---------------
        Net Income                            $          0.18      $         (0.02)      $          0.10      $          0.55
                                              ===============      ===============       ===============      ===============

                                                                        FOR THE THREE MONTHS ENDED
                                              -------------------------------------------------------------------------------
                                                  JUNE 30,          SEPTEMBER 30,         DECEMBER 31,            MARCH 31,
                                                    1998                 1998                 1998                  1999
                                              ---------------      ---------------       ---------------      ---------------
      Revenue                                 $   186,817,000      $   174,274,000      $   181,912,000      $   177,558,000
                                              ===============      ===============      ===============      ===============

      Gross profit                            $    13,043,000      $    13,515,000      $    12,591,000      $    14,110,000
                                              ===============      ===============      ===============      ===============

      Net income                              $     4,081,000      $     3,520,000      $     3,979,000      $     3,527,000
                                              ===============      ===============      ===============      ===============

      Basic earnings per share:
        Continuing Operations                            0.28                 0.26                 0.30                 0.26
        Discontinued Operations                          0.05                 0.02                 0.02                 0.03
                                              ---------------      ---------------       ---------------      ---------------
        Net Income                            $          0.33      $          0.28      $          0.32      $          0.29
                                              ===============      ===============      ===============      ===============

      Diluted earnings per share:
        Continuing Operations                            0.28                 0.26                 0.30                 0.26
        Discontinued Operations                          0.04                 0.02                 0.02                 0.03
                                              ---------------      ---------------       ---------------      ---------------
        Net Income                            $          0.32      $          0.28      $          0.32      $          0.29
                                              ===============      ===============      ===============      ===============

                                                                     SCHEDULE II

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                    ADDITIONS
                                                ----------------------------------------------
                                BALANCE AT                         CHARGED TO       CHARGED TO                        BALANCE AT
                                BEGINNING        ACQUISITION       COSTS AND          OTHER                              END
                                OF PERIOD        OF BUSINESS       EXPENSES        ACCOUNTS (1)    DEDUCTIONS (2)     OF PERIOD
                               ===========      ============      ===========      ===========     =============     ===========
Year Ended March 31, 2000

Allowance for bad debts        $ 6,709,000      $         --      $19,250,000      $   486,000      $11,243,000      $15,202,000
                               ===========      ============      ===========      ===========      ===========      ===========

Year Ended March 31, 1999

Allowance for bad debts        $ 4,513,000      $         --      $ 5,079,000      $   895,000      $ 3,778,000      $ 6,709,000
                               ===========      ============      ===========      ===========      ===========      ===========

Year Ended March 31, 1998

Allowance for bad debts        $ 4,301,000      $    118,000      $ 1,319,000      $   850,000      $ 2,075,000      $ 4,513,000
                               ===========      ============      ===========      ===========      ===========      ===========


Notes:
(1)       Recoveries of bad debts and reclassifications.

(2)       Accounts determined to be uncollectible.