Form 10-Q
period 2000-06-30
WORLD FUEL SERVICES CORP
filed 2000-07-27
CIK 789460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 11, 2000, the registrant had a total of 10,793,000 shares of common stock, par value $0.01 per share, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 2000, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                         JUNE 30, 2000     MARCH 31, 2000
                                                         -------------     --------------
CURRENT ASSETS:
     Cash and cash equivalents                            $ 25,872,000      $ 32,773,000
     Accounts and notes receivable, net of allowance
        for bad debts of $14,725,000 and $15,202,000
        at June 30 and March 31, 2000, respectively        139,604,000       142,250,000
     Inventories                                             6,808,000        10,418,000
     Prepaid expenses and other current assets              11,574,000         9,829,000
     Current net assets of discontinued operations           2,703,000                --
                                                          ------------      ------------

        Total current assets                               186,561,000       195,270,000
                                                          ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
     Leasehold and improvements                                353,000           335,000
     Office equipment and furniture                          9,360,000         9,074,000
                                                          ------------      ------------

                                                             9,713,000         9,409,000
     Less accumulated depreciation
        and amortization                                     4,634,000         4,289,000
                                                          ------------      ------------

                                                             5,079,000         5,120,000
                                                          ------------      ------------
OTHER ASSETS:
     Unamortized cost in excess of net
        assets of acquired companies, net of
        accumulated amortization                            22,855,000        23,040,000
     Other                                                   2,975,000         3,346,000
                                                          ------------      ------------

                                                          $217,470,000      $226,776,000
                                                          ============      ============

                                   (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            JUNE 30, 2000     MARCH 31, 2000
                                                            -------------     --------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                    $  1,423,000      $     17,000
     Accounts payable                                          79,105,000        80,404,000
     Accrued expenses                                          24,596,000        26,316,000
     Customer deposits                                          3,658,000         3,017,000
     Accrued salaries and wages                                 2,384,000         3,558,000
     Income taxes payable                                       1,095,000         1,419,000
     Current net liabilities of discontinued operations                --         6,498,000
                                                             ------------      ------------

            Total current liabilities                         112,261,000       121,229,000
                                                             ------------      ------------

LONG-TERM LIABILITIES                                           4,257,000         5,886,000
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
        100,000 shares authorized, none issued                         --                --
     Common stock, $0.01 par value;
        25,000,000 shares authorized; 12,537,000
        shares issued and outstanding                             125,000           125,000
     Capital in excess of par value                            26,800,000        26,800,000
     Retained earnings                                         87,962,000        85,256,000
     Less treasury stock, at cost; 1,733,000 and
        1,540,000 shares at June 30 and
        March 31, 2000, respectively                           13,935,000        12,520,000
                                                             ------------      ------------

                                                              100,952,000        99,661,000
                                                             ------------      ------------

                                                             $217,470,000      $226,776,000
                                                             ============      ============



     The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                         2000               1999
                                                                    -------------       -------------
Revenue                                                             $ 374,530,000       $ 225,446,000

Cost of sales                                                         357,462,000         210,394,000
                                                                    -------------       -------------

     Gross profit                                                      17,068,000          15,052,000
                                                                    -------------       -------------

Operating expenses:
     Salaries and wages                                                 6,551,000           5,368,000
     Provision for bad debts                                            1,253,000           1,557,000
     Other                                                              5,685,000           3,802,000
                                                                    -------------       -------------

                                                                       13,489,000          10,727,000
                                                                    -------------       -------------

Income from operations                                                  3,579,000           4,325,000
                                                                    -------------       -------------

Other income (expense), net:

     Special provision for bad debts in aviation joint venture                 --          (1,193,000)
     Other, net                                                           742,000            (103,000)
                                                                    -------------       -------------

                                                                          742,000          (1,296,000)
                                                                    -------------       -------------

Income from continuing operations before income taxes                   4,321,000           3,029,000

Provision for income taxes                                              1,074,000           1,222,000
                                                                    -------------       -------------

Income from continuing operations                                       3,247,000           1,807,000

Income from discontinued operations of
     oil recycling segment, net of tax                                         --             435,000
                                                                    -------------       -------------

Net income                                                          $   3,247,000       $   2,242,000
                                                                    =============       =============

Basic earnings per share:
     Continuing operations                                          $        0.30       $        0.15
     Discontinued operations                                                   --                0.03
                                                                    -------------       -------------
     Net income                                                     $        0.30       $        0.18
                                                                    =============       =============

Weighted average shares - basic                                        10,888,000          12,188,000
                                                                    =============       =============

Diluted earnings per share:
     Continuing operations                                          $        0.30       $        0.15
     Discontinued operations                                                   --                0.03
                                                                    -------------       -------------
     Net income                                                     $        0.30       $        0.18
                                                                    =============       =============

Weighted average shares - diluted                                      10,896,000          12,311,000
                                                                    =============       =============


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
Cash flows from continuing operating activities:
     Net income                                                        $  3,247,000       $  1,807,000
                                                                       ------------       ------------

     Adjustments to reconcile net income
        to net cash used in operating activities -
           Depreciation and amortization                                    580,000            613,000
           Provision for bad debts                                        1,253,000          1,557,000
           Deferred income tax provision                                    110,000                 --
           Equity in losses of aviation joint venture, net                       --          1,184,000
           Other non-cash operating charges (credits)                         8,000             (3,000)

           Changes in assets and liabilities, net of acquisition:
              (Increase) decrease in -
                  Accounts and notes receivable                           1,313,000        (16,906,000)
                  Inventories                                             3,610,000           (140,000)
                  Prepaid expenses and other current assets              (1,743,000)          (233,000)
                  Other assets                                              331,000           (783,000)

              Increase (decrease) in -
                  Accounts payable and accrued expenses                  (3,006,000)         7,517,000
                  Customer deposits                                         641,000           (932,000)
                  Accrued salaries and wages                             (1,174,000)          (651,000)
                  Income taxes payable                                     (324,000)           863,000
                  Deferred compensation                                    (212,000)          (430,000)
                                                                       ------------       ------------

                  Total adjustments                                       1,387,000         (8,344,000)
                                                                       ------------       ------------

        Net cash provided by (used in)
           continuing operating activities                                4,634,000         (6,537,000)
                                                                       ------------       ------------

Cash flows from investing activities:

     Capital expenditures                                                  (354,000)          (730,000)
     Payment for acquisition of business, net of cash acquired                   --         (4,183,000)
                                                                       ------------       ------------

           Net cash used in investing activities                           (354,000)        (4,913,000)
                                                                       ------------       ------------

                                  (continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                 -------------------------------
                                                                     2000               1999
                                                                 ------------       ------------
Cash flows from financing activities:
     Dividends paid on common stock                              $   (554,000)      $   (609,000)
     Purchases of treasury stock                                   (1,415,000)                --
     Borrowings under revolving credit facitily, net                       --          5,500,000
     Other                                                            (11,000)             4,000
                                                                 ------------       ------------

        Net cash (used in) provided by financing activities        (1,980,000)         4,895,000
                                                                 ------------       ------------

Discontinued operations                                            (9,201,000)           595,000
                                                                 ------------       ------------

Net decrease in cash and cash equivalents                          (6,901,000)        (5,960,000)

Cash and cash equivalents, at beginning
     of period                                                     32,773,000         16,527,000
                                                                 ------------       ------------

Cash and cash equivalents, at end
     of period                                                   $ 25,872,000       $ 10,567,000
                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest (including $8,000 in fiscal 2000 for
           discontinued operations)                              $      3,000       $    125,000
                                                                 ============       ============
        Income taxes (including $9,168,000 and $142,000
           in fiscal 2001 and 2000, respectively, for
           discontinued operations)                              $ 10,504,000       $    679,000
                                                                 ============       ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $541,000 and $609,000 are included in Accrued expenses as of June 30, 2000 and 1999, respectively.

During the three months ended June 30, 2000, the Company reclassified notes receivable of approximately $80,000 from Accounts and notes receivable to Other assets.

In connection with the April 1, 1999 acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in notes payable. In March 2000, the Company paid $1,410,000 pursuant to the terms of the notes payable.

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

(2)      DISCONTINUED OPERATIONS

         In January 2000, the Company's Board of Directors authorized the sale of its oil recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation. The consolidated financial statements of the Company have been restated to report separately the operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations.

         In February 2000, the Company sold all of the issued and outstanding stock of its oil recycling subsidiaries, the International Petroleum Corporation group ("IPC"), to EarthCare Company ("EarthCare"). For the three months ended June 30, 1999, the Company recognized net income from discontinued operations of $435,000. Potential costs which could not be reasonably estimated include expenses associated with the indemnifications provided by the Company as part of the purchase agreement.

         The Company reported current net assets of discontinued operations of $2,703,000 as of June 30, 2000 and net current liabilities of discontinued operations of $6,498,000 as of March 31, 2000. As of March 31, 2000, net liabilities of discontinued operations consist of $9,168,000 in income taxes payable related to the ten months of operations and the gain on sale, partially offset by $2,670,000 of current net assets of discontinued operations. As of June 30, 2000, income taxes related to the discontinued operations had been paid. For the three months ended June 30, 1999, revenues applicable to the discontinued operations and income from operations of the discontinued operations were $6,104,000 and $715,000, respectively.

         In April 2000, the Company filed a Demand for Arbitration with the American Arbitration Association, against EarthCare to collect approximately $3,827,000 in cash due pursuant to the Purchase Agreement. On May 23, 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. See Note 3, below.

         The Company anticipates substantial completion of its plan of discontinuance by the end of fiscal 2001, and believes that the remaining net assets will be realized.

(3)      COMMITMENTS AND CONTINGENCIES

         In February and March 2000, two shareholders filed class action lawsuits against the Company and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits have since been consolidated. The lawsuit alleges violations of federal securities laws and seeks an unspecified amount of damages arising from the decrease in the Company's stock price, which occurred on January 31, 2000. On June 30, 2000, the plaintiffs amended their complaint to delete two of the claims made therein and to drop two of the Company's officers as defendants. Management of the Company believes that the claims made in this lawsuit are without merit and is vigorously defending this action.

         In February 2000, the Company filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under the Company's insurance policies for the Company's loss of product by theft off the coast of Nigeria. Six of the Company's shipments of marine fuel, with a total value of approximately $2,683,000, were converted in the course of transhipment to Nigeria, and were never received by the Company's intended customer. The Company believes that this loss is covered by insurance which was in effect at the time of the loss. AHAC is contesting the Company's insurance claim, but has not yet filed an answer in the pending legal proceedings which sets forth specific defenses. The Company is vigorously prosecuting its action against AHAC.

         In April 2000, the Company filed arbitration proceedings against EarthCare to collect approximately $3,827,000 due to the Company pursuant to the stock purchase agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. In May 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. The Company believes that EarthCare's allegations are without merit and is vigorously prosecuting its action against EarthCare.

         There can be no assurance that the Company will prevail in the above legal proceedings and management cannot estimate the exposure or recovery to the Company if it does not prevail in the proceedings and counterclaims pending against the Company.

         The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above, the Company's liability, if any, under any pending litigation or administrative proceedings will not materially affect its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         The Company's revenue for the three months ended June 30, 2000 was $374,530,000, an increase of $149,084,000, or 66.1%, as compared to revenue of $225,446,000 for the corresponding period of the prior year. The revenue increase is due to a substantial increase in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                           Three Months Ended June 30,
                                             2000               1999
                                        -------------      -------------
         Aviation Fueling               $ 132,801,000      $  92,216,000
         Marine Fueling                   241,729,000        133,230,000
                                        -------------      -------------

         Total Revenue                  $ 374,530,000      $ 225,446,000
                                        =============      =============

         The aviation fueling segment contributed $132,801,000 in revenue for the three months ended June 30, 2000. This represented an increase in revenue of $40,585,000, or 44.0%, as compared to the same period of the prior year. The increase in revenue was due to an increase in the average price per gallon sold. The marine fueling segment contributed $241,729,000 in revenue for the three months ended June 30, 2000, an increase of $108,499,000, or 81.4%, over the corresponding period of the prior year. The increase in revenue was related primarily to an increase in the average price per metric ton sold.

         The Company's gross profit of $17,068,000 for the three months ended June 30, 2000 increased $2,016,000, or 13.4%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.7% for the three months ended June 30, 1999, to 4.6% for the three months ended June 30, 2000. The Company's aviation fueling business achieved a 6.3% gross margin for the three months ended June 30, 2000, as compared to 10.4% achieved for the same period during the prior year. This decrease resulted from an overall increase in the average price per gallon sold. The Company's marine fueling segment achieved a 3.6% gross margin for the three months ended June 30, 2000, as compared to a 4.1% gross margin for the same period of the prior year. The decrease resulted from higher fuel prices, despite an increase in the average gross profit per metric ton sold.

         Total operating expenses for the three months ended June 30, 2000 were $13,489,000, an increase of $2,762,000, or 25.7%, as compared to the same period of the prior year. The increase resulted in part from higher salaries and related personnel costs, and professional fees.

         The Company's income from operations for the three months ended June 30, 2000 was $3,579,000, a decrease of $746,000, or 17.2%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                   Three Months Ended June 30,
                                                    2000               1999
                                                ------------       ------------
         Aviation Fueling                       $  3,206,000       $  4,339,000
         Marine Fueling                            2,447,000          1,124,000
         Corporate Overhead                       (2,074,000)        (1,138,000)
                                                ------------       ------------

         Total Income from Operations           $  3,579,000       $  4,325,000
                                                ============       ============

         The aviation fueling segment's income from operations was $3,206,000 for the three months ended June 30, 2000, a decrease of $1,133,000, or 26.1%, as compared to the three months ended June 30, 1999. This resulted from a decrease in the volume of fuel sales and in the average gross profit per gallon sold. The marine fueling segment earned $2,447,000 in income from operations for the three months ended June 30, 2000, an increase of $1,323,000, or 117.7%, over the corresponding period of the prior year. This increase resulted from an improved gross profit on trade and brokered transactions. Partially offsetting were increases in salaries and performance based bonuses, and other operating expenses.

         During the three months ended June 30, 2000, the Company reported $742,000 in other income, net, compared to other expense, net, of $1,296,000, for the same quarter a year ago. During the quarter ended June 30, 1999, the Company recorded a special charge to the provision for bad debts in its aviation joint venture in Ecuador related to the deteriorating economic conditions in that country. Also contributing to the variance in other income and expense, net, were increases in net interest income and foreign exchange gains. The Company's effective income tax rate for the three months ended June 30, 2000, compared to the same quarter a year ago, decreased substantially because of the impact of the provision for bad debts, special or otherwise, for which the Company did not receive a tax benefit during the three months ended June 30, 1999.

         Net income from continuing operations for the three months ended June 30, 2000 was $3,247,000, an increase of $1,440,000, or 79.7%, as compared to the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.30, an increase of $0.15, or 100.0%, as compared to the same period of the prior year.

         Net income for the three months ended June 30, 2000 was $3,247,000, an increase of $1,005,000, or 44.8%, as compared to net income of $2,242,000 for the three months ended June 30, 1999. Diluted earnings per share of $0.30 for the three months ended June 30, 2000 exhibited a $0.12, or 66.7% increase over the $0.18 achieved during the same period of the prior year. The results for the first quarter of fiscal 2000 included $435,000, or $0.03 per diluted share, in income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents amounted to $25,872,000 at June 30, 2000, as compared to $32,773,000 at March 31, 2000. The principal uses of cash and cash equivalents during the first quarter of fiscal 2001 were $9,168,000 for the payment of income taxes related to the discontinued operations, $1,415,000 for the purchase of treasury stock, $354,000 for capital expenditures and $554,000 in dividends paid on common stock. Partially offsetting these cash uses was $4,634,000 in net cash provided by continuing operating activities. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

         Working capital as of June 30, 2000 was $74,300,000, representing a $259,000 increase from working capital as of March 31, 2000. As of June 30, 2000, the Company's accounts receivable and the current portion of the notes receivable, excluding the allowance for bad debts, amounted to $154,329,000, a decrease of $3,123,000, as compared to the March 31, 2000 balance. In the aggregate, accounts payable, accrued expenses and customer deposits decreased $2,378,000. The allowance for bad debts as of June 30, 2000 amounted to $14,725,000, a decrease of $477,000 compared to the March 31, 2000 balance. During the first quarter of fiscal 2001, the Company charged $1,253,000 to the provision for bad debts and had charge-offs in excess of recoveries of $1,730,000.

         Capital expenditures for the three months ended June 30, 2000 consisted primarily of $354,000 for the purchase of computer equipment.

         Stockholders' equity amounted to $100,952,000, or $9.34 per share at June 30, 2000, compared to $99,661,000, or $9.06 per share at March 31, 2000.
This increase of $1,291,000 was due to $3,247,000 in first quarter earnings, partially offset by the declaration of first quarter cash dividends of $541,000 and $1,415,000 in purchases of treasury stock.

         The Company expects to meet its capital investment and working capital requirements for fiscal 2001 from existing cash, operations and additional borrowings, as necessary, under its existing line of credit.

         The Company's business has been, and will continue to be affected by the rapid, and sustained increase in fuel prices.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         In February and March 2000, two shareholders filed class action lawsuits against the Company and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits have since been consolidated. The lawsuit alleges violations of federal securities laws and seek an unspecified amount of damages arising from the decrease in the Company's stock price, which occurred on January 31, 2000. On June 30, 2000, the plaintiffs amended their complaint to delete two of the claims made therein and to drop two of the Company's officers as defendants. Management of the Company believes that the claims made in this lawsuit are without merit and is vigorously defending this action.

         In February 2000, the Company filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under the Company's insurance policies for the Company's loss of product by theft off the coast of Nigeria. Six of the Company's shipments of marine fuel, with a total value of approximately $2,683,000, were converted in the course of transhipment to Nigeria, and were never received by the Company's intended customer. The Company believes that this loss is covered by insurance which was in effect at the time of the loss. AHAC is contesting the Company's insurance claim, but has not yet filed an answer in the pending legal proceedings which sets forth specific defenses. The Company is vigorously prosecuting its action against AHAC.

         In April 2000, the Company filed arbitration proceedings against EarthCare to collect approximately $3,827,000 due to the Company pursuant to the stock purchase agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. In May 2000, EarthCare filed a response to the Company's action which acknowledges the amounts due to the Company, but asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. The Company believes that EarthCare's allegations are without merit and is vigorously prosecuting its action against EarthCare.

         There can be no assurance that the Company will prevail in the above legal proceedings and management cannot estimate the exposure or recovery to the Company if it does not prevail in the proceedings and counterclaims pending against the Company.

         The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above, the Company's liability, if any, under any pending litigation or administrative proceedings will not materially affect its financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits.
                  27.1 Financial Data Schedule for the three months ended June 30, 2000

              (b) Reports on Form 8-K.
                  During the three months ended June 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JULY 25, 2000                 WORLD FUEL SERVICES CORPORATION
      -------------                 -------------------------------



                                    /s/ JERROLD BLAIR
                                    ------------------------

                                    JERROLD BLAIR
                                    PRESIDENT



                                    /s/ CARLOS A. ABAUNZA
                                    ------------------------

                                    CARLOS A. ABAUNZA
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)