Form 10-Q
period 2000-09-30
WORLD FUEL SERVICES CORP
filed 2000-11-01
CIK 789460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No_____.
                                                ----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 25, 2000, the registrant had a total of 10,617,000 shares of common stock, par value $0.01 per share, issued and outstanding.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------


ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

     The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended September 30, 2000, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)

                                    ASSETS
                                    ------

                                                                   September 30, 2000        March 31, 2000
                                                                  --------------------      ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                       $   19,114,000            $   32,773,000
    Accounts and notes receivable, net of allowance
      for bad debts of $12,386,000 and $15,202,000
      at September 30 and March 31, 2000, respectively                 148,751,000               142,250,000
    Inventories                                                          6,451,000                10,418,000
    Prepaid expenses and other current assets                           15,614,000                 9,829,000
    Current net assets of discontinued operations                        2,996,000                         -
                                                                    --------------            --------------
      Total current assets                                             192,926,000               195,270,000
                                                                    --------------            --------------

PROPERTY AND EQUIPMENT, at cost:
    Leasehold and improvements                                             353,000                   335,000
    Office equipment, computer equipment and software                    9,906,000                 9,074,000
                                                                    --------------            --------------

                                                                        10,259,000                 9,409,000
    Less accumulated depreciation
      and amortization                                                   4,994,000                 4,289,000
                                                                    --------------            --------------
                                                                         5,265,000                 5,120,000
                                                                    --------------            --------------
OTHER ASSETS:
    Unamortized cost in excess of net
      assets of acquired companies, net                                 22,616,000                23,040,000
    Other                                                                  472,000                 3,346,000
                                                                    --------------            --------------

                                                                    $  221,279,000            $  226,776,000
                                                                    ==============            ==============


                                  (Continued)

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                   September 30, 2000        March 31, 2000
                                                                  --------------------      ----------------
 CURRENT LIABILITIES:
    Current maturities of long-term debt                             $    1,422,000           $       17,000
    Accounts payable                                                     83,004,000               80,404,000
    Accrued expenses                                                     26,692,000               26,316,000
    Customer deposits                                                     3,881,000                3,017,000
    Accrued salaries and wages                                            3,227,000                3,558,000
    Income taxes payable                                                          -                1,419,000
    Current net liabilities of discontinued operations                            -                6,498,000
                                                                     --------------           --------------
        Total current liabilities                                       118,226,000              121,229,000
                                                                     --------------           --------------
 LONG-TERM LIABILITIES                                                    3,516,000                5,886,000
                                                                     --------------           --------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value;
      100,000 shares authorized, none issued                                      -                        -
    Common stock, $0.01 par value;
      25,000,000 shares authorized; 12,540,000 and
      12,537,000 shares issued and outstanding at
      September 30 and March 31, 2000, respectively                         125,000                  125,000
    Capital in excess of par value                                       26,882,000               26,800,000
    Retained earnings                                                    87,638,000               85,256,000
    Less treasury stock, at cost; 1,876,000 and
      1,540,000 shares at September 30 and
      March 31, 2000, respectively                                       15,108,000               12,520,000
                                                                     --------------           --------------
                                                                         99,537,000               99,661,000
                                                                     --------------           --------------
                                                                     $  221,279,000           $  226,776,000
                                                                     ==============           ==============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                                                                                Six Months Ended September 30,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            ------------------   -----------------
 Revenue                                                                      $   752,613,000      $  525,205,000
 Cost of sales                                                                    718,893,000         493,410,000
                                                                              ---------------      --------------
    Gross profit                                                                   33,720,000          31,795,000
                                                                              ---------------      --------------
 Operating expenses:
    Salaries and wages                                                             12,002,000          10,497,000
    Executive severance charge                                                      3,505,000                   -
    Provision for bad debts                                                         6,427,000           4,806,000
    Other                                                                           9,847,000           8,009,000
                                                                              ---------------      --------------
                                                                                   31,781,000          23,312,000
                                                                              ---------------      --------------
 Income from operations                                                             1,939,000           8,483,000
                                                                              ---------------      --------------
 Other income (expense), net:
    Special provision for bad debts in aviation joint venture                               -          (1,593,000)
    Non-recurring credit in aviation segment                                          300,000                   -
    Non-recurring charge in marine segment                                                  -          (3,092,000)
    Other, net                                                                      1,059,000            (447,000)
                                                                              ---------------      --------------
                                                                                    1,359,000          (5,132,000)
                                                                              ---------------      --------------
 Income from continuing operations before income taxes                              3,298,000           3,351,000
 Income tax benefit (provision)                                                       164,000          (2,440,000)
                                                                              ---------------      --------------
 Income from continuing operations                                                  3,462,000             911,000
 Income from discontinued operations of
    oil recycling segment, net of tax                                                       -           1,089,000
                                                                              ---------------      --------------
 Net income                                                                   $     3,462,000      $    2,000,000
                                                                              ===============      ==============
 Basic earnings per share:
    Continuing operations                                                     $          0.32      $         0.08
    Discontinued operations                                                                 -                0.08
                                                                              ---------------      --------------
    Net income                                                                $          0.32      $         0.16
                                                                              ================     ==============
 Weighted average shares - basic                                                   10,826,000          12,189,000
                                                                              ================     ==============
 Diluted earnings per share:
    Continuing operations                                                     $          0.32      $         0.08
    Discontinued operations                                                                 -                0.08
                                                                              ---------------      --------------
    Net income                                                                $          0.32      $         0.16
                                                                              ===============      ==============
 Weighted average shares - diluted                                                 10,842,000          12,311,000
                                                                              ===============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)

                                                                                Three Months Ended September 30,
                                                                          ---------------------------------------------
                                                                                  2000                    1999
                                                                          ---------------------   ---------------------
 Revenue                                                                     $  378,083,000          $  299,759,000
 Cost of sales                                                                  361,431,000             283,016,000
                                                                             --------------          --------------
    Gross profit                                                                 16,652,000              16,743,000
                                                                             --------------          --------------
 Operating expenses:
    Salaries and wages                                                            5,451,000               5,208,000
    Executive severance charge                                                    3,505,000                       -
    Provision for bad debts                                                       5,174,000               3,249,000
    Other                                                                         4,162,000               4,128,000
                                                                             --------------          --------------
                                                                                 18,292,000              12,585,000
                                                                             --------------          --------------
 (Loss) income from operations                                                   (1,640,000)              4,158,000
                                                                             --------------          --------------
 Other income (expense), net:
    Special provision for bad debts in aviation joint venture                             -                (400,000)
    Non-recurring credit in aviation segment                                        300,000                       -
    Non-recurring charge in marine segment                                                -              (3,092,000)
    Other, net                                                                      317,000                (344,000)
                                                                             --------------          --------------
                                                                                    617,000              (3,836,000)
                                                                             --------------          --------------
 (Loss) income from continuing operations before income taxes                    (1,023,000)                322,000
 Income tax benefit (provision)                                                   1,238,000              (1,218,000)
                                                                             --------------          --------------
 Income (loss) from continuing operations                                           215,000                (896,000)

 Income from discontinued operations of
    oil recycling segment, net of tax                                                     -                 654,000
                                                                             --------------          --------------
 Net income (loss)                                                           $      215,000          $     (242,000)
                                                                             ==============          ==============
 Basic earnings (loss) per share:
    Continuing operations                                                    $         0.02          $        (0.07)
    Discontinued operations                                                               -                    0.05
                                                                             --------------          --------------
    Net income (loss)                                                        $         0.02          $        (0.02)
                                                                             ==============          ==============
 Weighted average shares - basic                                                 10,765,000              12,190,000
                                                                             ==============          ==============
 Diluted earnings (loss) per share:
    Continuing operations                                                    $         0.02          $        (0.07)
    Discontinued operations                                                               -                    0.05
                                                                             --------------          --------------
    Net income (loss)                                                        $         0.02          $        (0.02)
                                                                             ==============          ==============
 Weighted average shares - diluted                                               10,787,000              12,190,000
                                                                             ==============          ==============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                    --------------------------------------------
                                                                           2000                    1999
                                                                    -------------------     --------------------
 Cash flows from continuing operating activities:
    Net income                                                          $    3,462,000             $     911,000
                                                                        --------------             -------------
    Adjustments to reconcile net income
      to net cash used in operating activities -
        Depreciation and amortization                                        1,139,000                 1,202,000
        Provision for bad debts                                              6,427,000                 4,806,000
        Non-recurring charge in marine segment                                       -                 3,092,000
        Deferred income tax provision (benefit)                                165,000                  (286,000)
        Equity in (earnings) losses of aviation joint venture, net            (273,000)                1,728,000
        Other non-cash operating charges                                        82,000                    21,000

        Changes in assets and liabilities, net of acquisition:
         (Increase) decrease in -
           Accounts and notes receivable                                   (12,770,000)              (53,583,000)
           Inventories                                                       3,967,000                (1,794,000)
           Prepaid expenses and other current assets                        (2,985,000)                 (485,000)
           Other assets                                                        312,000                   291,000

         Increase (decrease) in -
           Accounts payable and accrued expenses                             2,992,000                37,487,000
           Customer deposits                                                   864,000                (1,577,000)
           Accrued salaries and wages                                         (331,000)                 (628,000)
           Income taxes payable                                             (1,419,000)                1,149,000
           Deferred compensation                                            (1,186,000)                 (455,000)
                                                                        --------------             -------------
           Total adjustments                                                (3,016,000)               (9,032,000)
                                                                        --------------             -------------
      Net cash provided by (used in)
        continuing operating activities                                        446,000                (8,121,000)
                                                                        --------------             -------------
 Cash flows from investing activities:
    Capital expenditures                                                      (916,000)                 (939,000)
    Advances to aviation joint venture                                               -                  (895,000)
    Payment for acquisition of business, net of cash acquired                        -                (4,183,000)
                                                                        --------------             -------------
        Net cash used in investing activities                           $     (916,000)            $  (6,017,000)
                                                                        --------------             -------------

                                  (Continued)

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                  (Continued)

                                                                           Six Months Ended September 30,
                                                                    -------------------------------------------
                                                                           2000                    1999
                                                                    -------------------     -------------------
 Cash flows from financing activities:
    Dividends paid on common stock                                  $       (1,096,000)     $        (1,218,000)
    Purchases of treasury stock                                             (2,588,000)                       -
    Borrowings under revolving credit facility, net                                  -                8,800,000
    Other                                                                      (11,000)                  (8,000)
                                                                    ------------------      -------------------
      Net cash (used in) provided by financing activities                   (3,695,000)               7,574,000
                                                                    ------------------      -------------------
 Discontinued operations                                                    (9,494,000)                 901,000
                                                                    ------------------      -------------------
 Net decrease in cash and cash equivalents                                 (13,659,000)              (5,663,000)

 Cash and cash equivalents, at beginning
    of period                                                               32,773,000               16,527,000
                                                                    ------------------      -------------------

 Cash and cash equivalents, at end
    of period                                                       $       19,114,000      $        10,864,000
                                                                    ==================      ===================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest (including $14,000 in fiscal 2000 for
        discontinued operations)                                    $          181,000      $           277,000
                                                                    ==================      ===================
      Income taxes (including $9,168,000 and $411,000
        in fiscal 2001 and 2000, respectively, for
        discontinued operations)                                    $       11,418,000      $         1,970,000
                                                                    ==================      ===================

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

 Cash dividends declared, but not yet paid, totaling $538,000 and $610,000 are included in Accrued expenses as of September 30, 2000 and 1999, respectively.

 In connection with the April 1, 1999 acquisition of the Bunkerfuels group of companies, the Company issued $4,250,000 in notes payable. In March 2000, the Company paid $1,410,000 pursuant to the terms of the notes payable.

 During the six months ended September 30, 2000, the Company reclassified $2,500,000 of EarthCare Company common stock, received by the Company pursuant to the sale of the oil recycling segment, from Other assets to Prepaid expenses and other current assets.

 The Company reclassified approximately $1,723,000 from Prepaid expenses and other current assets to Other assets during the six months ended September 30, 1999.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                  (UNAUDITED)
                                  -----------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

     The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

(2)  DISCONTINUED OPERATIONS
----------------------------

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

     In February 2000, the Company sold all of the issued and outstanding stock of its oil recycling subsidiaries, the International Petroleum Corporation group ("IPC"), to EarthCare Company ("EarthCare"). For the three and six months ended September 30, 1999, the Company recognized net income from discontinued
operations of $654,000 and $1,089,000, respectively.   Potential costs which
could not be reasonably estimated include expenses associated with the indemnifications provided by the Company as part of the purchase agreement.

     The Company reported current net assets of discontinued operations of $2,996,000 as of September 30, 2000 and net current liabilities of discontinued operations of $6,498,000 as of March 31, 2000. As of September 30, 2000, the current net assets of discontinued operations consisted primarily of amounts due from EarthCare. The net current liabilities of discontinued operations, as of March 31, 2000, consisted of $9,168,000 in income taxes payable related to the ten months of operations and the gain on sale, partially offset by $2,670,000 of current net assets of discontinued operations. As of September 30, 2000, income taxes related to the discontinued operations had been paid. For the three and six months ended September 30, 1999, revenues applicable to the discontinued operations were $6,870,000 and $12,974,000, respectively. Income from operations of the discontinued operations were $1,060,000 and $1,775,000, respectively, for the three and six months ended September 30, 1999.

     In April 2000, the Company filed a Demand for Arbitration with the American Arbitration Association, against EarthCare to collect approximately $3,827,000 in cash due pursuant to the Purchase Agreement. On May 23, 2000, EarthCare filed a response to the Company's action which asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the purchase agreement. In October 2000, the Company received notice that the arbitration hearing is set for March 2001. See Part II, Item 1, of this Form 10-Q.

     The Company anticipates substantial completion of its plan of discontinuance by the end of fiscal 2001, and believes that the remaining net assets will be realized.

(3)  STOCKHOLDERS' EQUITY
-------------------------

Common Stock Activity
---------------------

     In September 2000, the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to an additional $10,000,000 of the Company's common stock, subject to certain restrictions pursuant to the Company's credit facility, increasing the Company's stock repurchase programs to $26,000,000.

Warrants
--------

     On July 1, 2000, the Company granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to the Company. The warrant entitles the holder to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.50 per share, for a period of three years. In accordance with Emerging Issue Task Force 96-18, "Accounting for Equity Instruments That Are Issued through Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company determined the fair value of this warrant to be approximately $60,000 based on the Black-Scholes option-pricing model. The vesting period of the warrant is one year.

     In October 2000, the Company terminated its relationship with the investment-banking firm. Accordingly, the Company expensed $60,000 during the three and six months ended September 30, 2000.

(4)  EMPLOYMENT AGREEMENTS
--------------------------

     On July 31, 2000, the Company's Board of Directors terminated the employment of its Chairman. Pursuant to the terms of the Chairman's employment agreement, the Company was required to pay severance equal to three times the executive's average salary and bonus during the five-year period preceding termination, plus all deferred compensation. Accordingly, during the three months ended September 30, 2000, the Company recorded an executive severance charge of $3,505,000 and, in August 2000, paid the former Chairman $4,522,000, including deferred compensation of $1,017,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     During the three and six months ended September 30, 2000, world oil prices continued to exhibit volatility and have remained high, in particular when compared to the same periods in the prior year. The rapid and sustained increase in fuel prices has to date, and will continue to adversely affect the Company's customers. The Company's profitability during the first half of fiscal 2001 was affected by a decline in overall volume, principally in the Company's aviation segment, higher provision for bad debts, and the severance expense related to the settlement of the employment agreement with the Company's former Chairman of the Board. The decline in aviation volume reflects consolidation within the aviation industry, as well as management's decision to refine its credit practices.

The Six Months Ended September 30, 2000 Compared to the Six Months Ended
------------------------------------------------------------------------
September 30, 1999
------------------

     The Company's revenue for the six months ended September 30, 2000 was $752,613,000, an increase of $227,408,000, or 43.3%, as compared to revenue of $525,205,000 for the corresponding period of the prior year. The revenue increase is due to a substantial increase in world oil prices. The Company's revenue during these periods was attributable to the following segments:


                                Six Months Ended September 30,
                                   2000                  1999
                             ------------------------------------

       Aviation Fueling      $   260,363,000      $   199,889,000
       Marine Fueling            492,250,000          325,316,000
                             ---------------      ---------------

       Total Revenue         $   752,613,000      $   525,205,000
                             ===============      ===============

     The aviation fueling segment contributed $260,363,000 in revenue for the six months ended September 30, 2000. This represented an increase in revenue of $60,474,000, or 30.3%, as compared to the same period of the prior year. The increase in revenue resulted from an increase in the average price per gallon sold, partially offset by a 14.5% decrease in gallons sold. The marine fueling segment contributed $492,250,000 in revenue for the six months ended September 30, 2000, an increase of $166,934,000, or 51.3%, over the corresponding period of the prior year. The increase in revenue was related to an increase in the average price per metric ton sold, partially offset by a 4.6% decrease in the volume of metric tons sold.

     The Company's gross profit of $33,720,000 for the six months ended September 30, 2000 increased $1,925,000, or 6.1%, as compared to the same period of the prior year. The Company's gross margin decreased from 6.1% for the six months ended September 30, 1999, to 4.5% for the six months ended September 30, 2000. The Company's aviation fueling business achieved a 6.2% gross margin for the six months ended September 30, 2000, as compared to 9.8% achieved for the same period during the prior year. This decrease resulted from an increase in the average price of fuel sold, and a lower gross profit per gallon sold. The Company's marine fueling segment achieved a 3.6% gross margin for the six months ended September 30, 2000, as compared to a 3.7% gross margin for the same period of the prior year. The marine segment maintained its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered.

     Total operating expenses for the six months ended September 30, 2000 were $31,781,000, an increase of $8,469,000, or 36.3%, as compared to the same period of the prior year. The increase resulted from higher compensation, professional fees, and provision for bad debts, and an executive severance charge in settlement of the employment agreement with the Company's former Chairman of the Board. Partially offsetting was the reduction of previously provisioned phase-out costs related to the Company's exit of its offshore marine transportation business.

     The Company's income from operations for the six months ended September 30, 2000 was $1,939,000, a decrease of $6,544,000, or 77.1%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:



                                               Six Months Ended September 30,
                                                 2000               1999
                                            ------------------------------------

           Aviation Fueling                 $  4,911,000        $ 7,754,000
           Marine Fueling                      3,705,000          3,208,000
           Corporate Overhead                 (6,677,000)        (2,479,000)
                                            ------------        -----------

           Total Income from Operations     $  1,939,000        $ 8,483,000
                                            ============        ===========

     The aviation fueling segment's income from operations was $4,911,000 for the six months ended September 30, 2000, a decrease of $2,843,000, or 36.7%, as compared to the six months ended September 30, 1999. This resulted from a decrease in volume and in the average gross profit per gallon sold, partially offset by a lower provision for bad debts. The marine fueling segment earned $3,705,000 in income from operations for the six months ended September 30, 2000, an increase of $497,000, or 15.5%, over the corresponding period of the prior year. This increase resulted from an improved gross profit per metric ton on trade and brokered transactions. Partially offsetting were a volume decrease in overall metric tons sold and increases in compensation and provision for bad debts.

     During the six months ended September 30, 2000, the Company reported $1,359,000 in other income, net, compared to other expense, net, of $5,132,000, for the same period a year ago. For the six months ended September 30, 1999, the Company recorded a non-recurring charge in the marine segment due to the theft of product in Nigeria and a special charge to the provision for bad debts in the aviation joint venture in Ecuador related to certain customers based in Ecuador. Also contributing to the variance in other income and expense, net, were increases in net interest income, foreign exchange gains, and a reduction to the previously provisioned write-down in the Company's aviation joint venture.

     Income taxes for the six months ended September 30, 2000, reflect the impact of the executive severance and the provision for bad debts, for which the Company received an income tax benefit. Income taxes for the six months ended September 30, 1999, reflect the impact of the provision for bad debts and the non-recurring loss in marine, for which the Company did not receive an income tax benefit.

     Net income from continuing operations for the six months ended September 30, 2000 was $3,462,000, an increase of $2,551,000 from the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.32, an increase of $0.24 from the same period of the prior year.

     Net income for the six months ended September 30, 2000 was $3,462,000, an increase of $1,462,000, or 73.1%, as compared to net income of $2,000,000 for the six months ended September 30, 1999. Diluted earnings per share of $0.32 for the six months ended September 30, 2000 exhibited a $0.16, or 100.0% increase over the $0.16 achieved during the same period of the prior year. The results for the first six months of fiscal 2000 included $1,089,000, or $0.08 per diluted share, in income from discontinued operations.

The Three Months Ended September 30, 2000 Compared to the Three Months Ended
----------------------------------------------------------------------------
September 30, 1999
------------------

     The Company's revenue for the three months ended September 30, 2000 was $378,083,000, an increase of $78,324,000, or 26.1%, as compared to revenue of $299,759,000 for the corresponding period of the prior year. The revenue increase is due to a substantial increase in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                  Three Months Ended September 30,
                                       2000               1999
                                 ----------------------------------

       Aviation Fueling          $  127,562,000      $  107,673,000
       Marine Fueling               250,521,000         192,086,000
                                 --------------      --------------

       Total Revenue             $  378,083,000      $  299,759,000
                                 ==============      ==============

     The aviation fueling segment contributed $127,562,000 in revenue for the three months ended September 30, 2000. This represented an increase in revenue of $19,889,000, or 18.5%, as compared to the same period of the prior year. The increase in revenue resulted from an increase in the average price per gallon sold, partially offset by a 20.7% decrease in gallons sold. The marine fueling segment contributed $250,521,000 in revenue for the three months ended September 30, 2000, an increase of $58,435,000, or 30.4%, over the corresponding period of the prior year. The increase in revenue was related to an increase in the average price per metric ton sold, partially offset by a 8.9% decrease in the volume of metric tons sold and brokered.

     The Company's gross profit of $16,652,000 for the three months ended September 30, 2000 decreased $91,000, or 0.5%, as compared to the same period of the prior year. The Company's gross margin decreased from 5.6% for the three months ended September 30, 1999, to 4.4% for the three months ended September 30, 2000. The Company's aviation fueling business achieved a 6.2% gross margin for the three months ended September 30, 2000, as compared to 9.3% achieved for the same period during the prior year. This decrease resulted from an increase in the average price of fuel sold and a lower gross profit per gallon sold. The Company's marine fueling segment achieved a 3.5% gross margin for the three months ended September 30, 2000, consistent with the same period of the prior year. The marine segment maintained its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered.

     Total operating expenses for the three months ended September 30, 2000 were $18,292,000, an increase of $5,707,000, or 45.3%, as compared to the same period of the prior year. The increase resulted from higher compensation, professional fees, and provision for bad debts, and an executive severance charge in settlement of the employment agreement with the Company's former Chairman of the Board. Partially offsetting was the reduction of previously provisioned phase-out costs related to the Company's exit of its offshore marine transportation business.

     The Company's loss from operations for the three months ended September 30, 2000 was $1,640,000, as compared to income from operations of $4,158,000 for the same period of the prior year. Income from operations during these periods was attributable to the following segments:



                                              Three Months Ended September 30,
                                                    2000             1999
                                              --------------------------------

       Aviation Fueling                        $  1,705,000      $  3,415,000
       Marine Fueling                             1,258,000         2,084,000
       Corporate Overhead                        (4,603,000)       (1,341,000)
                                               ------------      ------------

       Total (Loss) Income from Operations     $ (1,640,000)     $  4,158,000
                                               ============      ============

     The aviation fueling segment's income from operations was $1,705,000 for the three months ended September 30, 2000, a decrease of $1,710,000, or 50.1%, as compared to the three months ended September 30, 1999. This resulted from a decrease in volume and in the average gross profit per gallon sold. Partially offsetting was a decrease in the provision for bad debts. The marine fueling segment earned $1,258,000 in income from operations for the three months ended September 30, 2000, a decrease of $826,000, or 39.6%, over the corresponding period of the prior year. This decrease resulted from a volume decline in overall metric tons sold and brokered and higher provision for bad debts. Partially offsetting was an improved gross profit per metric ton on trade and brokered transactions.

     During the quarter ended September 30, 2000, the Company reported $617,000 in other income, net, compared to other expense, net, of $3,836,000, for the same quarter a year ago. For the three months ended September 30, 1999, the Company recorded a non-recurring charge in the marine segment due to the theft of product in Nigeria and a special charge to the provision for bad debts in the aviation joint venture in Ecuador related to certain customers based in Ecuador. Also contributing to the variance in other income and expense, net, were increases in net interest income, foreign exchange gains and a reduction to the previously provisioned write-down in the Company's aviation joint venture.

     Income taxes for the three months ended September 30, 2000, reflect the impact of the executive severance and provision for bad debts, for which the Company received an income tax benefit. Income taxes for the three months ended September 30, 1999, reflect the impact of the provision for bad debts and the non-recurring loss in marine, for which the Company did not receive an income tax benefit.

     Net income from continuing operations for the three months ended September 30, 2000 was $215,000, as compared to a net loss from continuing operations of $896,000 for the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.02 as compared to a loss per share from continuing operations of $0.07 for the same period of the prior year.

     Net income for the three months ended September 30, 2000 was $215,000, as compared to a net loss of $242,000 for the three months ended September 30, 1999. Diluted earnings per share was $0.02 for the three months ended September 30, 2000, as compared to a loss per share of $0.02 achieved during the same period of the prior year. The results for the second quarter of fiscal 2000 included $654,000, or $0.05 per diluted share, in income from discontinued operations.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amounted to $19,114,000 at September 30, 2000, as compared to $32,773,000 at March 31, 2000. The principal uses of cash and cash equivalents during the first six months of fiscal 2001 were $9,168,000 for the payment of income taxes related to the discontinued operations, $2,588,000 for the purchase of treasury stock, $916,000 for capital expenditures and $1,096,000 in dividends paid on common stock. Partially offsetting these uses of cash and cash equivalents was $446,000 in net cash provided by continuing operating activities, net of $4,522,000 for the payment of severance and deferred compensation to the Company's former Chairman of the Board. Other components of changes in cash and cash equivalents are detailed in the Consolidated Statements of Cash Flows.

     Working capital as of September 30, 2000 was $74,700,000, representing a $659,000 increase from working capital as of March 31, 2000. As of September 30, 2000, the Company's accounts and notes receivable, excluding the allowance for bad debts, amounted to $161,501,000, an increase of $3,527,000, as compared to the balance at March 31, 2000. In the aggregate, accounts payable, accrued expenses and customer deposits increased $3,840,000. The allowance for bad debts, as of September 30, 2000, amounted to $12,386,000, a decrease of $2,816,000 as compared to the balance at March 31, 2000. During the first six months of fiscal 2001, the Company charged $6,427,000 to the provision for bad debts and had charge-offs in excess of recoveries of $9,243,000.

     Capital expenditures for the six months ended September 30, 2000 consisted primarily of $692,000 for the purchase of computer equipment and $201,000 in computer software development costs.

     Stockholders' equity amounted to $99,537,000, or $9.33 per share at September 30, 2000, compared to $99,661,000, or $9.06 per share at March 31, 2000. This decrease of $124,000 was primarily due to the declaration of dividends of $1,079,000 and purchases of treasury stock of $2,588,000, partially offset by $3,462,000 in earnings for the six months ended September 30, 2000.

     The Company expects to meet its working capital requirements and capital expenditures for fiscal 2001 from existing cash, operations and borrowings, as necessary, under its existing line of credit.

     The Company's business has been, and will continue to be affected by the rapid, and sustained increase in fuel prices.

Forward-looking Statements
--------------------------

     This document includes forward-looking statements. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by the Company's management concerning anticipated results, and are subject to significant business, economic and competitive risks and contingencies, many of which are beyond management's control. Factors that could cause results to differ include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

     The Company has no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K for the year ended March 31, 2000.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

     In April 2000, the Company filed arbitration proceedings against EarthCare to collect approximately $3,827,000 due to the Company pursuant to the stock purchase agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. In May 2000, EarthCare filed a response to the Company's action which asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the stock purchase agreement. The Company believes that EarthCare's allegations are without merit and is vigorously prosecuting its action against EarthCare. In October 2000, the Company received notice that the arbitration hearing is set for March 2001. There can be no assurance that the Company will prevail in this arbitration and management cannot estimate the exposure or recovery to the Company if it does not prevail.

     The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above and in the Company's annual report on Form 10-K for the year ended March 31, 2000 and quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, the Company's liability, if any, under any pending litigation or administrative proceedings will not materially affect its financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------    -----------------------------------------

     On September 12, 2000, the Company issued 500 shares of its common stock and options to purchase 2,500 shares of its common stock to each of the five non-employee directors of the Company, pursuant to plans previously adopted by the Board of Directors. The options have an exercise price of $8.875 per share. On July 1, 2000, the Company granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to the Company. The warrant entitles the holder to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.50 per share, for a period of three years. The vesting period of the warrant is one year.

     The securities described above were issued in reliance upon section 4(2) of the Securities Act of 1933. The holders represented to the Company their intention to hold and acquire the securities for investment purposes only and not with a view to sell the securities in connection with any distribution thereof. The holders had adequate access to information about the Company. The Company believes that the holders are accredited investors as defined in Rule 501 promulgated under the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------    -------------------------------

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     The Company's annual meeting of stockholders was held on September 12, 2000.

     The matters voted on at the annual meeting were to elect the directors of the Company and to increase the number of shares of common stock reserved under the 1993 Non-Employee Directors Stock Option Plan. All of the Company's director nominees were elected and the proposal was approved.

     The following tables set forth the voting on the matters submitted to a vote at the annual meeting:

     Election of Directors
     ---------------------

              Name of Director         Votes For           Votes Against
              ------------------    ---------------        --------------
          1.  Jerrold Blair            8,759,126               601,762
          2.  Ralph R. Feuerring       9,130,185               230,703
          3.  John R. Benbow           9,131,890               228,998
          4.  Phillip S. Bradley       9,117,306               243,582
          5.  Myles Klein              9,170,510               190,378
          6.  Michael J. Kasbar        9,180,292               180,596
          7.  Paul H. Stebbins         9,181,492               179,396
          8.  Luis R. Tinoco           9,097,263               263,625
          9.  Jerome Sidel             9,167,946               192,942


     Increase the number of shares of common stock reserved under the 1993 Non-
     --------------------------------------------------------------------------
     Employee Directors Stock Option Plan
     ------------------------------------

          Votes For            Votes Against         Votes Abstained
          ---------            -------------         ---------------
          8,519,043               795,662                 46,183


ITEM 5.  OTHER INFORMATION
------   -----------------

     None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)       Exhibits.

          27.1 Financial data schedule for the six months ended September 30, 2000.

(b)       Reports on Form 8-K.

          During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: October 25, 2000        WORLD FUEL SERVICES CORPORATION
----------------------        -------------------------------



                              /S/ Paul Stebbins
                              ----------------------------------

                              PAUL STEBBINS
                              PRESIDENT and CHIEF OPERATING OFFICER




                              /S/ Carlos A. Abaunza
                              ---------------------------


                              CARLOS A. ABAUNZA
                              CHIEF FINANCIAL OFFICER and TREASURER
                              (Principal Financial and Accounting Officer)