Form 10-Q
period 2000-12-31
WORLD FUEL SERVICES CORP
filed 2001-02-13
CIK 789460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No___.
                                               ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 9, 2001, the registrant had a total of 10,403,000 shares of common stock, par value $0.01 per share, issued and outstanding.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------


ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

     The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended December 31, 2000, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                          December 31,    March 31,
                                                                                             2000            2000
                                                                                         --------------  ------------
                                                                                          (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents
   Accounts and notes receivable, net of allowance for bad debts of $12,175                  $  19,050      $  32,773
    and $15,202, at December 31 and March 31, 2000, respectively
   Inventories                                                                                 137,154        142,250
   Prepaid expenses and other current assets                                                     6,499         10,418
   Current net assets of discontinued operations                                                18,113          9,829
                                                                                                 3,362              -
                                                                                             ---------      ---------
    Total current assets                                                                       184,178        195,270
                                                                                             ---------      ---------
PROPERTY AND EQUIPMENT, net                                                                      5,817          5,120
                                                                                             ---------      ---------
OTHER ASSETS:
   Cost in excess of net assets of acquired companies, net
   Other                                                                                        22,433         23,040
                                                                                                 3,145          3,346
                                                                                             ---------      ---------

                                                                                             $ 215,573      $ 226,776
                                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                      $   1,923      $      17
   Accounts payable                                                                             68,194         80,404
   Accrued expenses                                                                             30,752         26,316
   Other current liabilities                                                                     8,571          7,994
   Current net liabilities of discontinued operations                                                -          6,498
                                                                                             ---------      ---------
      Total current liabilities                                                                109,440        121,229
                                                                                             ---------      ---------
LONG-TERM LIABILITIES                                                                            5,516          5,886
                                                                                             ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 100,000 shares authorized,
    none issued                                                                                      -              -
   Common Stock, $0.01 par value; 25,000,000 shares authorized; 12,540,000 and and 12,537,000 shares issued and outstanding at December 31 and
    March 31, 2000, respectively                                                                   125            125
   Capital in excess of par value                                                               26,882         26,800
   Retained earnings                                                                            90,534         85,256
   Less treasury stock, at cost; 2,138,000 and 1,540,000 shares
    at December 31 and March 31, 2000, respectively                                             16,924         12,520
                                                                                             ---------      ---------
                                                                                               100,617         99,661
                                                                                             ---------      ---------
                                                                                             $ 215,573      $ 226,776
                                                                                             =========      =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended             Nine Months Ended
                                                                      December 31,                   December 31,
                                                              ----------------------------  ------------------------------
                                                                  2000          1999             2000           1999
                                                              ------------- --------------  --------------- --------------
Revenue                                                         $ 408,567      $ 323,063       $1,161,180       $848,268
Cost of revenue                                                   390,458        307,779        1,109,351        801,189
                                                                ---------      ---------       ----------       --------
   Gross profit                                                    18,109         15,284           51,829         47,079
                                                                ---------      ---------       ----------       --------
Operating expenses:
   Salaries and wages                                               7,257          5,480           19,259         15,977
   Executive severance charge                                           -              -            3,505              -
   Provision for bad debts                                          1,359          3,948            7,786          8,754
   Other                                                            4,751          4,107           14,598         12,116
                                                                ---------      ---------       ----------       --------
                                                                   13,367         13,535           45,148         36,847
                                                                ---------      ---------       ----------       --------
Income from operations                                              4,742          1,749            6,681         10,232
                                                                ---------      ---------       ----------       --------
Other income (expense), net:
   Special provision for bad debts in aviation joint
     venture in Ecuador                                                 -              -                -         (1,593)
   Non-recurring charge in marine segment                               -              -                -         (3,092)
   Non-recurring (charge) credit in aviation segment                    -           (953)             300           (953)
   Other, net                                                         708             97            1,767           (350)
                                                                ---------      ---------       ----------       --------
                                                                      708           (856)           2,067         (5,988)
                                                                ---------      ---------       ----------       --------
Income from continuing operations before income taxes               5,450            893            8,748          4,244
Provision for income taxes                                          1,538            224            1,374          2,664
                                                                ---------      ---------       ----------       --------
Income from continuing operations                                   3,912            669            7,374          1,580
Discontinued operations, net of tax                                  (496)           530             (496)         1,619
                                                                ---------      ---------       ----------       --------
Net income                                                      $   3,416      $   1,199       $    6,878       $  3,199
                                                                =========      =========       ==========       ========
Basic earnings (loss) per share:
   Continuing operations                                        $    0.37      $    0.06       $     0.69       $   0.13
   Discontinued operations                                          (0.05)          0.04            (0.05)          0.13
                                                                ---------      ---------       ----------       --------
   Net income                                                   $    0.32      $    0.10       $     0.64       $   0.26
                                                                =========      =========       ==========       ========
Weighted average shares - basic                                    10,520         12,152           10,723         12,177
                                                                =========      =========       ==========       ========
Diluted earnings (loss) per share:
   Continuing operations                                        $    0.37      $    0.06       $     0.69       $   0.13
   Discontinued operations                                          (0.05)          0.04            (0.05)          0.13
                                                                ---------      ---------       ----------       --------
   Net income                                                   $    0.32      $    0.10       $     0.64       $   0.26
                                                                =========      =========       ==========       ========
Weighted average shares - diluted                                  10,520         12,178           10,735         12,248
                                                                =========      =========       ==========       ========



 The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                          (UNAUDITED - IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                         --------------------------
                                                                                            2000            1999
                                                                                         ----------       ---------
Cash flows from continuing operating activities:
   Income from continuing operations                                                     $    7,374       $   1,580
                                                                                         ----------       ---------
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities -
       Depreciation and amortization                                                          1,720           1,820
       Provision for bad debts                                                                7,786           8,754
       Non-recurring charge in aviation segment                                                   -             953
       Non-recurring charge in marine segment                                                     -           3,092
       Deferred income tax provision (benefit)                                                  836            (371)
       Equity in (earnings) losses of aviation joint venture in Ecuador, net                   (297)          1,963
       Other non-cash operating charges                                                          82              21
       Changes in operating assets and liabilities, net of acquisition:
          Accounts and notes receivable                                                      (2,303)        (56,527)
          Inventories                                                                         3,919          (8,357)
          Prepaid expenses and other current assets                                          (5,625)           (944)
          Other assets                                                                          377             355
          Accounts payable                                                                  (12,210)         27,684
          Accrued expenses and other current liabilities                                      3,895          12,131
                                                                                         ----------       ---------
            Total adjustments                                                                (1,820)         (9,426)
                                                                                         ----------       ---------
       Net cash provided by (used in) continuing operating activities                         5,554          (7,846)
                                                                                         ----------       ---------
Cash flows from investing activities:
   Capital expenditures                                                                      (1,866)         (1,604)
   Investment in aviation joint venture                                                      (1,000)              -
   Advances to aviation joint venture in Ecuador                                                  -            (895)
   Payment for acquisition of business, net of cash acquired                                      -          (4,189)
                                                                                         ----------       ---------
       Net cash used in investing activities                                                 (2,866)         (6,688)
                                                                                         ----------       ---------
Cash flows from financing activities:
   Dividends paid on common stock                                                            (1,634)         (1,828)
   Purchases of treasury stock                                                               (4,404)           (529)
   Borrowings under revolving credit facitily, net                                                -           9,300
   Other                                                                                        (17)            (22)
                                                                                         ----------       ---------
       Net cash (used in) provided by financing activities                                   (6,055)          6,921
                                                                                         ----------       ---------
Discontinued operations                                                                     (10,356)          1,858
                                                                                         ----------       ---------
Net decrease in cash and cash equivalents                                                   (13,723)         (5,755)
Cash and cash equivalents, at beginning of period                                            32,773          16,527
                                                                                         ----------       ---------
Cash and cash equivalents, at end of period                                              $   19,050       $  10,772
                                                                                         ==========       =========

                                  (Continued)

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                           (UNAUDITED - IN THOUSANDS)
                                   (Continued)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                                                                      ------------------------------
                                                                                          2000            1999
                                                                                      -------------- ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest (including $19 in fiscal 2000 for discontinued operations)                 $     205        $     434
                                                                                         =========        =========
     Income taxes (including $8,702 and $267 in fiscal 2001 and 2000, respectively,
       for discontinued operations)                                                      $  12,990        $   3,565
                                                                                         =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

   Cash dividends declared, but not yet paid, totaling $520 thousand and $606 thousand are included in Accrued expenses as of December 31, 2000 and 1999, respectively.

   In connection with the April 1, 1999 acquisition of the Bunkerfuels group of companies, the Company issued $4.25 million in notes payable.

   During the nine months ended December 31, 2000, the Company reclassified $2.5 million of EarthCare Company common stock, received by the Company pursuant to the sale of the oil recycling segment, from Other assets to Prepaid expenses and other current assets.

   During the nine months ended December 31, 1999, the Company reclassified approximately $1.7 million from Prepaid expenses and other current assets to Other assets.

   In connection with the December 31, 2000 joint venture investment in Page Avjet Fuel Co., L.L.C. of $3.5 million, the Company issued a non-interest bearing note payable for $2.5 million, which the Company recorded at the discounted amount of approximately $1.9 million. The Company included $500 thousand and $1.4 million of this note payable in Current maturities of long-term debt and Long-term liabilities, respectively. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for additional information.



The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


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

(2)  DISCONTINUED OPERATIONS
----------------------------

     In January 2000, the Company's Board of Directors authorized the sale of its oil recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil recycling segment as a discontinued operation. In February 2000, the Company sold all of the issued and outstanding stock of its oil recycling subsidiaries, the International Petroleum Corporation group ("IPC"), to EarthCare Company ("EarthCare"). Pursuant to the Stock Purchase Agreement between the parties, the Company received $28,000,000 in cash and $5,000,000 in EarthCare common stock, subject to lock-up, price protection and escrow agreements. The lock-up agreement with EarthCare permits the Company to sell up to $2,500,000 of its EarthCare stock starting February 16, 2001, and the balance commencing August 16, 2001. Pursuant to the Company's escrow agreement with EarthCare, 150,092 of the Company's EarthCare shares are held in escrow as security for any obligations of the Company to indemnify EarthCare under the stock purchase agreement. As described below, EarthCare has asserted indemnity claims against the Company in a pending arbitration proceeding. Therefore, the shares subject to the escrow are being held pending the conclusion of the arbitration, which is scheduled for March 2001. The Company intends to sell its other EarthCare shares as soon as permitted under the lock-up agreement described above. Accordingly, the Company has classified its EarthCare shares as "other currents assets."

     The Company entered into a price protection agreement for the EarthCare shares with Donald F. Moorehead, Jr., EarthCare's Chairman. Pursuant to this agreement, Mr. Moorehead has personally agreed to pay the Company the difference between (i) $5,000,000, and (ii) the proceeds received by the Company from the sale of its EarthCare stock. Accordingly, the Company is using the cost method to value the investment as of December 31, 2000.

     In April 2000, the Company filed a Demand for Arbitration with the American Arbitration Association, against EarthCare to collect approximately $3,827,000 in cash due pursuant to the Stock Purchase Agreement. On May 23, 2000, EarthCare filed a response to the Company's action which asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the Stock Purchase Agreement. In October 2000, the Company received notice that the arbitration hearing is set for March 2001. See Part II, Item 1 (Legal Proceedings) of this Form 10-Q. There can be no assurance that the Company will prevail on the above legal proceeding and management cannot estimate the exposure or recovery to the Company if it does not prevail in the proceeding and counterclaims pending against the Company.

     For the three and nine months ended December 31, 1999, the Company recognized net income from discontinued operations of $530,000 and $1,619,000, respectively. For the three and nine months ended December 31, 2000, the Company recorded additional income taxes of $496,000 in discontinued operations based on the actual fiscal 2000 income tax returns filed. Potential costs which could not be reasonably estimated include expenses associated with the indemnifications provided by the Company as part of the purchase agreement. See Part II, Item 1 (Legal Proceedings) of this Form 10-Q.

     The Company reported current net assets of discontinued operations of $3,362,000 as of December 31, 2000 and net current liabilities of discontinued operations of $6,498,000 as of March 31, 2000. As of December 31, 2000, the current net assets of discontinued operations consisted primarily of amounts due from EarthCare. The net current liabilities of discontinued operations, as of March 31, 2000, consisted of income taxes payable related to the ten months of operations and the gain on sale, partially offset by current net assets of discontinued opeations. For the three and nine months ended December 31, 1999, revenue applicable to the discontinued operations was $7,215,000 and $20,189,000, respectively. Income from operations of the discontinued operations was $826,000 and $2,601,000, respectively, for the three and nine months ended December 31, 1999.

     The Company anticipates substantial completion of its plan of discontinuance by the end of fiscal 2001, and believes that the remaining net assets will be realized.

(3)  COMMITMENTS AND CONTINGENCIES
----------------------------------

     On December 11, 2000, the United States District Court for the Southern District of Florida dismissed the shareholders class action filed against the Company and its executive officers. The lawsuit alleged violations of federal securities laws and sought an unspecified amount of damages arising from the decrease in the Company's stock price which occurred on January 31, 2000.

     The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any and except as set forth above in
Note 2, under any pending litigation or administrative proceedings will not materially affect its financial condition or results of operations. See Part II,
Item 1 (Legal Proceedings) of this Form 10-Q.

(4)  AVIATION JOINT VENTURE
---------------------------

     On December 31, 2000, the Company acquired a 50% equity interest in Page Avjet Fuel Co., L.L.C. ("PAFCO") from Signature Flight Support Corporation ("Signature") for $1,000,000 in cash and a $2,500,000 note payable, which is payable in five equal annual installments of $500,000 beginning on January 5, 2002. The total purchase price of $3,500,000 is subject to a downward purchase price adjustment based on an audit of PAFCO's financial statements for the fiscal year ended December 31, 2000. The non-interest bearing promissory note was discounted at 9% and recorded at $1,942,000, of which $500,000 and $1,442,000 was included in Current maturities of long-term debt and Long-term liabilities, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2000. The investment cost in excess of 50% of the net assets of PAFCO amounting to $2,942,000 was included in Other assets in the accompanying condensed consolidated balance sheet as of December 31, 2000 and will be amortized over 10 years using the straight-line method.

     In accordance with the joint venture Operating Agreement, for each fiscal year of the joint venture, the Company will be allocated 80% of PAFCO's net income. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by the Company with respect to credit losses on PAFCO's accounts receivable. The Company is required to purchase, without recourse, PAFCO's accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture, will be allocated 50% between the Company and Signature. The Company will begin to recognize its share of PAFCO's results effective January 1, 2001.

(5)  EMPLOYMENT AGREEMENTS
--------------------------

     On December 21, 2000, the Company's Board of Directors approved an amendment to the employment agreements of its Chairman of the Board and President related to their respective promotions to their current positions. The amendments provided a higher base salary as well as a bonus structure based on the Company's earnings per share growth along with the granting of additional employee stock options. For the Chairman of the Board, the amended and restated employment agreement will expire on March 31, 2004 and will provide the following: (1) a base salary of $600,000, effective April 1, 2000; (2) a bonus for fiscal year 2001 based on the bonus formula in the executive's current employment agreement with a maximum annual bonus of $650,000; (3) stock options to purchase 200,000 shares; half of which have an exercise price of $7.40 per share and were awarded and vested on December 21, 2000, and the remaining half will be awarded on January 2, 2001, at an exercise price of 125% of the market price on that date, and will vest in one year; (4) effective with the fiscal year beginning April 1, 2001, a bonus as a percent of the executive's base salary which shall be calculated based on increases in earnings per share; and
(5) severance payment at three times average salary and bonus during the five year period preceding the executive's termination. For the President, the amended and restated employment agreement will expire on March 31, 2005 and will provide the following: (1) a base salary of $500,000, effective August 1, 2000;
(2) a bonus for calendar year 2000 based on the bonus formula in the executive's current employment agreement; (3) stock options to purchase 150,000 shares which will vest over three years, of which 100,000 options have an exercise price of $7.40 per share and were awarded on December 21, 2000, and the remaining 50,000 options will be awarded on January 2, 2001 at 125% of the market price on that date; (4) effective with the fiscal year beginning April 1, 2001, a bonus as a percent of the executive's base salary which shall be calculated on increases in earnings per share; and (5) severance payments at three times average salary and bonus in the event of a change of control, and two times for all other terminations. The retroactive adjustments of the base salary of the Chairman of the Board and the President, as set forth above, have been reflected in the operating results for three and nine months ended December 31, 2000.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

     In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133-as amendment of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133", respectively. SFAS No. 137 defers for one year the effective date of SFAS No. 133, as amended with SFAS No. 138. As a result, SFAS No. 133, as amended, is effective for the Company's fiscal year ending March 31, 2002. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS No. 133, as amended, will not have a material impact on its financial statements.

     In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Accordingly, certain web site development costs that are expensed as incurred may be capitalized and amortized. The Company adopted EITF Issue No. 00-2 during the three months ended December 31, 2000. The adoption of EITF Issue No. 00-2 did not have a material effect on the financial statements of the Company.

(7)  BUSINESS SEGMENTS
----------------------

     The Company's continuing operations have two reportable business segments: aviation and marine fueling. The Company evaluates performance based on income from operations which does not include income taxes, interest income (expense) or other income (expense).

     The following tables set forth information concerning the Company's continuing operations by business segments:

                                                         Three Months Ended                           Nine Months Ended
                                                            December 31,                                December 31,
                                                --------------------------------------    ---------------------------------------
                                                       2000                 1999                  2000                 1999
                                                ------------------  ------------------    -------------------  ------------------
REVENUE
    Aviation fueling segment                      $  131,651,000       $  114,347,000        $   392,014,000       $ 314,236,000
    Marine fueling segment                           276,916,000          208,716,000            769,166,000         534,032,000
                                                  --------------       --------------        ---------------       -------------
      Total                                       $  408,567,000       $  323,063,000        $ 1,161,180,000       $ 848,268,000
                                                  ==============       ==============        ===============       =============

INCOME FROM OPERATIONS
    Aviation fueling segment                      $    3,128,000       $    1,169,000        $     8,039,000       $   8,923,000
    Marine fueling segment                             4,025,000            1,816,000              7,730,000           5,024,000
    Corporate                                         (2,411,000)          (1,236,000)            (9,088,000)         (3,715,000)
                                                  --------------       --------------        ---------------       -------------
      Total                                       $    4,742,000       $    1,749,000        $     6,681,000       $  10,232,000
                                                  ==============       ==============        ===============       =============

                                                                                               December 31,          March 31,
                                                                                                   2000                2000
                                                                                          -------------------  ------------------

ACCOUNTS AND NOTES RECEIVABLE, NET
    Aviation fueling segment (net of allowance for bad debts of                              $    53,013,000       $   56,953,000
      $6,131,000 and $12,163,000, respectively)
    Marine fueling segment (net of allowance for bad debts of
      $6,044,000 and $3,039,000, respectively)                                                    84,141,000           85,297,000
                                                                                             ---------------       --------------
        Total                                                                                $   137,154,000       $  142,250,000
                                                                                             ===============       ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Forward-looking Disclosure
--------------------------

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

Introduction
------------

     During the three and nine months ended December 31, 2000, world oil prices continued to exhibit volatility and have remained high, in particular when compared to the same periods in the prior year. The rapid and sustained increase in fuel prices has to date, and will continue to, adversely affect the Company's customers. The Company's profitability during the comparable nine months of fiscal 2001 versus fiscal 2000 was favored by an improvement in the gross profit per gallon in aviation, and metric ton in marine, as well as a lower provision for bad debts. During the same comparable periods, earnings were affected by a decline in overall volume principally in the Company's aviation segment, and the severance expense related to the settlement of the employment agreement with the Company's former Chairman of the Board. The decline in aviation volume reflects consolidation within the aviation industry, as well as management's decision to refine its credit practices.

The Three Months Ended December 31, 2000 Compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 1999
-----------------

     The Company's revenue for the three months ended December 31, 2000 was $408,567,000, an increase of $85,504,000, or 26.5%, as compared to revenue of $323,063,000 for the corresponding period of the prior year. The revenue increase is due to a substantial increase in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                        Three Months Ended December 31,
                                           2000               1999
                                     ---------------     ---------------

        Aviation Fueling              $ 131,651,000       $ 114,347,000
        Marine Fueling                  276,916,000         208,716,000
                                      -------------       -------------

        Total Revenue                 $ 408,567,000       $ 323,063,000
                                      ==============      =============


     The aviation fueling segment contributed $131,651,000 in revenue for the three months ended December 31, 2000. This represented an increase in revenue of $17,304,000, or 15.1%, as compared to the same period of the prior year. The increase in revenue resulted from a 43 cents, or 48.3% increase in the average price per gallon sold, partially offset by a 22.4% decrease in gallons sold. The marine fueling segment contributed $276,916,000 in revenue for the three months ended December 31, 2000, an increase of $68,200,000, or 32.7%, over the corresponding period of the prior year. The increase in revenue was related to a 25.3% increase in the average price per metric ton sold, as well as a 6.4% increase in the volume of metric tons sold, partially offset by an 11.9% decrease in the volume of metric tons brokered.

     The Company's gross profit of $18,109,000 for the three months ended December 31, 2000 increased $2,825,000, or 18.5%, as compared to the same period of the prior year. The Company's gross margin decreased from 4.7% for the three months ended December 31, 1999, to 4.4% for the three months ended December 31, 2000. The Company's aviation fueling business achieved a 6.4% gross margin for the three months ended December 31, 2000, as compared to 7.4% achieved for the same period during the prior year. This decrease resulted from an increase in the average price of fuel sold. The Company's marine fueling segment achieved a

3.5% gross margin for the three months ended December 31, 2000, as compared to 3.3% for the same period of the prior year. The marine segment increased its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered as a result of better pricing and minimizing low margin business activity.

     Total operating expenses for the three months ended December 31, 2000 were $13,367,000, a decrease of $168,000, or 1.2%, as compared to the same period of the prior year. The decrease resulted from a reduction in the provision for bad debts, partially offset by higher compensation, in part due to staff additions and performance based pay incentives, professional fees, and information technology spending.

     The Company's income from operations for the three months ended December 31, 2000 was $4,742,000, as compared to $1,749,000 for the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                          Three Months Ended December 31,
                                               2000             1999
                                          --------------   --------------

        Aviation Fueling                    $ 3,128,000      $ 1,169,000
        Marine Fueling                        4,025,000        1,816,000
        Corporate Overhead                   (2,411,000)      (1,236,000)
                                            -----------      -----------

        Total Income from Operations        $ 4,742,000      $ 1,749,000
                                            ===========      ===========

     The aviation fueling segment's income from operations was $3,128,000 for the three months ended December 31, 2000, an increase of $1,959,000, or 168%, as compared to the three months ended December 31, 1999. This resulted from an improvement in the gross profit per gallon sold and a decrease in the provision for bad debts. Partially offsetting was a decrease in volume of gallons sold. The marine fueling segment earned $4,025,000 in income from operations for the three months ended December 31, 2000, an increase of $2,209,000, or 122%, over the corresponding period of the prior year. This increase resulted primarily from a higher gross profit per metric ton sold and brokered. The improved gross profit in both segments reflect better pricing and minimizing low margin business activity.

     During the quarter ended December 31, 2000, the Company reported $708,000 in other income, net, compared to other expense, net, of $856,000 for the same quarter a year ago. For the three months ended December 31, 1999, the Company recorded a $953,000 non-recurring charge in the aviation segment related to a substantial write-down of the Company's investment in and advances to its aviation joint venture in Ecuador. Also contributing to the variance were increases in net interest income and foreign exchange gains during the quarter ended December 31, 2000.

     Net income from continuing operations for the three months ended December 31, 2000 was $3,912,000, an increase of $3,243,000 as compared to net income from continuing operations of $669,000 for the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.37, an increase of $0.31 as compared to the same period of the prior year.

     During the three months ended December 31, 2000, the Company recorded additional income taxes of $496,000 in discontinued operations related to the gain on the sale of the oil recycling segment. Such additional taxes were recorded based on the actual fiscal 2000 income tax returns filed. The net loss from discontinued operations for the three months ended December 31, 2000 was $496,000, or $0.05 per share, as compared to net income of $530,000, or $0.04 per diluted share for the same period of the prior year.

     Including discontinued operations, net Income for the three months ended December 31, 2000 and 1999 was $3,416,000 and $1,199,000, respectively, an increase of $2,217,000. Diluted earnings per share, including discontinued operations, was $0.32 for the three months ended December 31, 2000, an increase of $0.22 over the $0.10 achieved during the same period of the prior year.

The Nine Months Ended December 31, 2000 Compared to the Nine Months Ended
-------------------------------------------------------------------------
December 31, 1999
-----------------

     The Company's revenue for the nine months ended December 31, 2000 was $1,161,180,000, an increase of $312,912,000, or 36.9%, as compared to revenue of $848,268,000 for the corresponding period of the prior year. The revenue increase is due to a substantial increase in world oil prices. The Company's revenue during these periods was attributable to the following segments:

                                         Nine Months Ended December 31,
                                              2000            1999
                                    --------------------------------------

        Aviation Fueling               $   392,014,000    $ 314,236,000
        Marine Fueling                     769,166,000      534,032,000
                                       ---------------    -------------

        Total Revenue                  $ 1,161,180,000    $ 848,268,000
                                       ===============    =============

     The aviation fueling segment contributed $392,014,000 in revenue for the nine months ended December 31, 2000. This represented an increase in revenue of $77,778,000, or 24.8%, as compared to the same period of the prior year. The increase in revenue resulted from a 50.3% increase in the average price per gallon sold, partially offset by a 17.0% decrease in gallons sold. The marine fueling segment contributed $769,166,000 in revenue for the nine months ended December 31, 2000, an increase of $235,134,000, or 44.0%, over the corresponding period of the prior year. The increase in revenue was related to a 46.4% increase in the average price per metric ton sold, partially offset by a decrease in the volume of metric tons sold and brokered of 1.2% and 3.7%, respectively.

     The Company's gross profit of $51,829,000 for the nine months ended December 31, 2000 increased $4,750,000, or 10.1%, as compared to the same period of the prior year. The Company's gross margin decreased from 5.6% for the nine months ended December 31, 1999, to 4.5% for the nine months ended December 31, 2000. The Company's aviation fueling business achieved a 6.3% gross margin for the nine months ended December 31, 2000, as compared to 8.9% achieved for the same period during the prior year. This decrease resulted from an increase in the average price of fuel sold, partially offset by an increase in the average gross profit per gallon. The Company's marine fueling segment achieved a 3.5% gross margin for the nine months ended December 31, 2000, as compared to a 3.6% gross margin for the same period of the prior year. The marine segment's gross margin decreased due to higher fuel prices, largely offset by increases in the average gross profit per metric ton sold and brokered.

     Total operating expenses for the nine months ended December 31, 2000 were $45,148,000 an increase of $8,301,000, or 22.5%, as compared to the same period of the prior year. The increase resulted from higher compensation, professional fees, and information technology spending, and an executive severance charge in settlement of the employment agreement with the Company's former Chairman of the Board. Partially offsetting was a decrease in the provision for bad debts.

     The Company's income from operations for the nine months ended December 31, 2000 was $6,681,000, a decrease of $3,551,000, or 34.7%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                                                       Nine Months Ended December 31,
                                                                         2000                  1999
                                                                     ------------          -------------
              Aviation Fueling                                       $  8,039,000          $   8,923,000
              Marine Fueling                                            7,730,000              5,024,000
              Corporate Overhead                                       (9,088,000)            (3,715,000)
                                                                     ------------          -------------
              Total Income from Operations                           $ 6,681,000           $  10,232,000
                                                                     ============          =============

     The aviation fueling segment's income from operations was $8,039,000 for the nine months ended December 31, 2000, a decrease of $884,000, or 9.9%, as compared to the nine months ended December 31, 1999. This resulted from a volume decrease in gallons sold and increased professional fees, partially offset by a decrease in the provision for bad debts. The marine fueling segment earned $7,730,000 in income from operations for the nine months ended December 31, 2000, an increase of $2,706,000, or 53.9%, over the corresponding period of the prior year. This increase resulted from an improved gross profit per metric ton on trade and brokered transactions. Partially offsetting were a volume decrease in metric tons sold and increases in compensation and provision for bad debts.

     During the nine months ended December 31, 2000, the Company reported $2,067,000 in other income, net, compared to other expense, net, of $5,988,000, for the same period a year ago. For the nine months ended December 31, 1999, the Company recorded a non-recurring charge in the marine segment due to the theft of product in Nigeria, a non-recurring charge in the aviation segment related to a substantial write-down of the Company's investment in and advances to its aviation joint venture in Ecuador, and a special charge to the provision for bad debts in the aviation joint venture in Ecuador. Also contributing to the variance were increases in net interest income, foreign exchange gains, and a reduction to the previously provisioned write-down in the Company's aviation joint venture during the nine months ended December 31, 2000.

     Income taxes for the nine months ended December 31, 2000, reflect the impact of the executive severance and the provision for bad debts, for which the Company received an income tax benefit. Income taxes for the nine months ended December 31, 1999 reflect the impact of the provision for bad debts and the non-recurring losses in aviation and marine, for which the Company did not receive an income tax benefit.

     Net income from continuing operations for the nine months ended December 31, 2000 was $7,374,000, an increase of $5,794,000 from the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.69, an increase of $0.56 from the same period of the prior year.

     Net loss from discontinued operations was $496,000, or $0.05 per diluted share, for the nine months ended December 31, 2000, as compared to net income of $1,619,000, or $0.13 per diluted share for the same period of the prior year.

     Including discontinued operations, net income for the nine months ended December 31, 2000 and 1999 was $6,878,000 and $3,199,000, respectively, an increase of $3,679,000. Diluted earnings per share, including discontinued operations, was $0.64 for the nine months ended December 31, 2000, an increase of $0.38 over the $0.26 achieved during the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents amounted to $19,050,000 at December 31, 2000, as compared to $32,773,000 at March 31, 2000. The principal uses of cash and cash equivalents during the nine months of fiscal 2001 were $8,702,000 for the payment of income taxes related to the discontinued operations, $4,404,000 for the purchase of treasury stock, $1,866,000 for capital expenditures, $1,634,000 in dividends paid on common stock, and $1,000,000 related to the purchase of a 50% equity interest in Page Avjet Fuel Co., L.L.C. from Signature Flight Support Corporation. Partially offsetting these uses of cash and cash equivalents was $5,554,000 in net cash provided by continuing operating activities, net of $4,522,000 for the payment of severance and deferred compensation to the Company's former Chairman of the Board. Other components of changes in cash and cash equivalents are detailed in the Condensed Consolidated Statements of Cash Flows.

     Working capital at December 31, 2000 was $74,738,000, representing a $697,000 increase from working capital at March 31, 2000. As of December 31, 2000, the Company's total accounts and notes receivable, excluding the allowance for bad debts, amounted to $149,464,000, a decrease of $8,510,000, as compared to the balance at March 31, 2000. In the aggregate, accounts payable, accrued expenses and customer deposits decreased $6,056,000. The allowance for bad debts as of December 31, 2000 amounted to $12,175,000, a decrease of $3,027,000 as compared to the balance at March 31, 2000. During the nine months of fiscal 2001, the Company charged $7,786,000 to the provision for bad debts and had charge-offs in excess of recoveries of $10,813,000.

     Prepaid and other current assets as of December 31, 2000 were $18,113,000, an increase of $8,284,000 from the March 31, 2000 balance. The increase was primarily related to the reclassification of $2,500,000 EarthCare common stock from Other assets, an increase in the current and deferred income taxes receivable of $1,613,000, and increases in prepaid fuel balances with certain suppliers of $1,854,000.

     Capital expenditures for the nine months ended December 31, 2000 consisted primarily of $1,181,000 for the purchase of computer equipment and $635,000 in computer software development costs. During the next twelve months, the Company also anticipates spending an estimated $2,000,000 for the purchase and development of computer equipment and software.

     Stockholders' equity amounted to $100,617,000, or a book value of $9.67 per share at December 31, 2000, compared to $99,661,000, or a book value of $9.06 per share at March 31, 2000. This increase of $956,000 was primarily due to $6,878,000 in earnings for the nine months ended December 31, 2000, partially offset by the declaration of dividends of $1,600,000 and purchases of treasury stock of $4,404,000.

     The Company expects to meet its working capital and other requirements, including capital expenditures, from existing cash, operations and borrowings, as necessary, under its existing credit facilities. The Company's business has been, and will continue to be affected by the rapid and sustained increase in fuel prices.


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

                          PART II.  OTHER INFORMATION
                                    -----------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

     On December 11, 2000, the United States District Court for the Southern District of Florida dismissed the shareholders class action filed against the Company and its executive officers. The lawsuit alleged violations of federal securities laws and sought an unspecified amount of damages arising from the decrease in the Company's stock price which occurred on January 31, 2000.

     In April 2000, the Company filed arbitration proceedings against EarthCare Company ("EarthCare") to collect approximately $3.8 million due to the Company pursuant to the Stock Purchase Agreement between EarthCare and the Company relating to the sale of the Company's oil recycling segment. In May 2000, EarthCare filed a response to the Company's action which asserts defenses and counterclaims against the Company as a result of alleged breaches by the Company of certain representations under the stock purchase agreement. The Company believes that EarthCare's allegations are without merit and is vigorously prosecuting its action against EarthCare. In October 2000, the Company received notice that the arbitration hearing is set for March 2001. There can be no assurance that the Company will prevail in this arbitration and management cannot estimate the exposure or recovery to the Company if it does not prevail.

     The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above and in the Company's annual report on Form 10-K for the year ended March 31, 2000 and quarterly reports on Form 10-Q for the quarterly periods ended June 30, 2000 and September 30, 2000, the Company's liability, if any, under any pending litigation or administrative proceedings will not materially affect its financial condition or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------    -----------------------------------------

     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------    -------------------------------

     None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     None


ITEM 5.   OTHER INFORMATION
------    -----------------

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

     (a)  Reports on Form 8-K.

          During the quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: February 12, 2001                 WORLD FUEL SERVICES CORPORATION
      -----------------                 -------------------------------



                                        /S/ Paul H. Stebbins
                                        -------------------------------

                                        PAUL H. STEBBINS
                                        PRESIDENT and CHIEF OPERATING OFFICER



                                        /S/ Carlos A. Abaunza
                                        -------------------------------

                                        CARLOS A. ABAUNZA
                                        CHIEF FINANCIAL OFFICER and TREASURER
                                        (Principal Financial and Accounting
                                        Officer)