Form 10-K
period 2001-03-31
WORLD FUEL SERVICES CORP
filed 2001-06-18
CIK 789460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM___________TO__________

                        COMMISSION FILE NUMBER  1-9533

                        WORLD FUEL SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                           Florida                                                      59-2459427
       (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

            700 South Royal Poinciana Blvd., Suite 800
                     Miami Springs, Florida                                          33166
                (Address of Principal Executive Offices)                           (Zip Code)

             Registrant's Telephone Number, including area code: (305) 884-2001

       Securities registered pursuant to Section 12(b) of the Act:

                                                                      Name of each exchange
                   Title of each class:                               on which registered:
                   --------------------                               ---------------------
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

   The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $116,049,000 (computed by reference to the closing sale price as of June 7, 2001).

   The registrant had 10,403,000 outstanding shares of common stock, par value $.01 per share, as of June 7, 2001.


                     Documents incorporated by reference:

          Part III - Definitive Proxy Statement for the 2001 Annual Meeting of
                                 Shareholders.

                               TABLE OF CONTENTS

                                                                                                           Page
ITEM 1.                  Business
-------                  ---------------------------------------------------------------------------
                          General                                                                                        1
                          History                                                                                        1
                          Description of Business
                             Aviation Fuel Services                                                                      2
                             Marine Fuel Services                                                                        2
                             Potential Risks                                                                             3
                             Regulation                                                                                  4

ITEM 2.                   Properties                                                                                     6
-------                   --------------------------------------------------------------------------

ITEM 3.                   Legal Proceedings                                                                              8
------                    --------------------------------------------------------------------------

ITEM 4.                   Submission of Matters to a Vote of Security Holders                                            9
-------                   --------------------------------------------------------------------------

ITEM 5.                   Market for Registrant's Common Equity and Related
-------                   Stockholder Matters                                                                           10
                          --------------------------------------------------------------------------

ITEM 6.                   Selected Financial Data                                                                       11
-------                   --------------------------------------------------------------------------

ITEM 7.                   Management's Discussion and Analysis of Financial Condition and
-------                   Results of Operations                                                                         13
                          --------------------------------------------------------------------------

ITEM 7A.                  Quantitative and Qualitative Disclosures About Market Risk                                    18
--------                  --------------------------------------------------------------------------

ITEM 8.                   Financial Statements and Supplementary Data                                                   18
-------                   --------------------------------------------------------------------------

ITEM 9.                   Changes in and Disagreements with Accountants on Accounting and
-------                   Financial Disclosure                                                                          18
                          --------------------------------------------------------------------------

ITEM 10.                  Directors and Executive Officers of the Registrant                                            19
--------                  --------------------------------------------------------------------------

ITEM 11.                  Executive Compensation                                                                        19
--------                  --------------------------------------------------------------------------

ITEM 12.                  Security Ownership of Certain Beneficial Owners and Management                                19
--------                  --------------------------------------------------------------------------

ITEM 13.                  Certain Relationships and Related Transactions                                                19
--------                  --------------------------------------------------------------------------

ITEM 14.                  Exhibits, Financial Statement Schedules and Reports on Form 8-K                               20
--------                  --------------------------------------------------------------------------

                                    PART I


ITEM 1.  BUSINESS
         --------

General
-------

World Fuel Services Corporation ("World Fuel") markets aviation and marine fuel services. In its aviation fuel services business, World Fuel extends credit and provides around-the-world single-supplier convenience, 24-hour service, and competitively-priced aviation fuel and other aviation related services, including fuel management services, to passenger, cargo and charter airlines. World Fuel also offers flight plans and weather reports to its corporate customers. In its marine fuel services business, World Fuel markets marine fuel and related services to a broad base of international shipping companies and to the U.S. military. World Fuel offers 24-hour around-the-world service, credit terms, and competitively priced fuel.

Financial information with respect to World Fuel's business segments and geographic information is provided in Note 8 to the accompanying consolidated financial statements.

History
-------

World Fuel was incorporated in Florida in July 1984. Its executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and its telephone number at this address is (305) 884-2001. World Fuel presently conducts its aviation fuel services business through ten subsidiaries, with principal offices in Florida, Texas, United Kingdom, Singapore, Mexico, and Costa Rica. World Fuel conducts its marine fuel services business through eleven subsidiaries with principal offices in New Jersey, California, Washington, United Kingdom, Denmark, Norway, Costa Rica, South Africa, South Korea, Singapore, Japan, and Dubai, United Arab Emirates. See "Item 2 - Properties" for a list of principal offices by business segment and "Exhibit 21 - Subsidiaries of the Registrant".

World Fuel, which began operations in 1984 as a used oil-recycler in the southeast United States, exited this segment in February 2000 through the sale of the stock of its International Petroleum Corporation subsidiaries, to Dallas-based EarthCare Company ("EarthCare"). For additional information regarding this transaction, refer to Note 2 to the consolidated financial statements, included herein, and "Item 3 - Legal Proceedings." In 1986, World Fuel diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout most of the world. This expansion resulted from acquisitions and the establishment of new offices.

In January 1995, World Fuel further diversified its fuel services operations and entered the marine fuel business by acquiring the Trans-Tec Services group of companies. In April 1999, World Fuel acquired the operations of the Bunkerfuels group of companies, increasing World Fuel Services' share of the world marine fuel market. During the fourth quarter of fiscal 2001 and the beginning of the first quarter of fiscal 2002, World Fuel continued its expansion of the marine business through the acquisitions of Norse Bunkers, based in Oslo, Norway, and Marine Energy, located in Dubai, United Arab Emirates, respectively. Since its entry into the marine business, World Fuel has opened various new offices in key strategic markets, such as South Africa, Japan, Denmark, and Seattle, Washington. In December 2000, World Fuel acquired a 50% interest in PAFCO L.L.C. ("PAFCO") from Signature Flight Support Services Corporation. PAFCO markets aviation fuel and related services. For additional information on the PAFCO transaction, refer to Note 1 and 7 to the consolidated financial statements included in this report.

For additional information regarding World Fuel's acquisitions since April 1999, refer to Note 1 to the consolidated financial statements, included herein.

See "Potential Risks", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the accompanying consolidated financial statements for additional information.

Description of Business
-----------------------

     Aviation Fuel Services

World Fuel markets aviation fuel and services to passenger, cargo and charter airlines, as well as corporate customers. World Fuel has developed an extensive network which enables it to provide fuel and aviation related services to customers at airports throughout most of the world. The aviation services offered by World Fuel include fuel management, flight plans, weather reports, ground handling, and obtaining flight permits.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to smaller airlines and avoid doing business with smaller airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines' working capital. World Fuel recognizes that the extension of credit is a risk, but also a significant area of opportunity. Accordingly, World Fuel extends unsecured credit to most of its customers.

World Fuel purchases its aviation fuel from suppliers worldwide. World Fuel's cost of fuel is generally tied to market-based formulas or is government controlled. World Fuel is usually extended unsecured trade credit for its fuel purchases. However, certain suppliers require a letter of credit. World Fuel may prepay its fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

Outside of the United States, World Fuel does not maintain fuel inventory and arranges to have the fuel delivered directly into the customer's aircraft. In the United States, sales are made directly into a customer's aircraft or the customer's designated storage with fuel provided by World Fuel's suppliers or delivered from World Fuel's inventory. Inventory is held at multiple locations in the United States for competitive reasons and inventory levels are kept at an operating minimum. World Fuel has arrangements with its suppliers and other third parties for the storage and delivery of fuel, and related aviation services.

During the fiscal years ended March 31, 2001, 2000 and 1999, none of World Fuel's aviation fuel customers accounted for more than 10% of World Fuel's consolidated revenue. World Fuel currently employs 181 persons in its aviation fuel services segment.

     Marine Fuel Services

World Fuel markets marine fuel and services to a broad base of customers, including international container and tanker fleets, time charter operators, as well as U.S. military vessels. Fuel and related services are provided throughout most of the world.

Through its vast network of strategically located sales offices, World Fuel provides its customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. The cost of fuel is a major component of a vessel's operating overhead. Therefore, the need for cost effective and professional fueling services is essential.

As an increasing number of ship owners, time charter operators, and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, World Fuel's value added service has become an integral part of the oil and transportation industries' push to shed non-core functions and reduce costs. Suppliers use World Fuel's global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use World Fuel's real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

World Fuel, in its marine operations, acts as a broker and as a source of market information for the end user, negotiates the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedites the arrangements for the delivery of fuel. For this service, World Fuel is paid a commission from the supplier. World Fuel also acts as a reseller, when it purchases the fuel from a supplier, marks it up, and resells the fuel to a customer at a profit.

During the fiscal years ended March 31, 2001, 2000 and 1999, none of World Fuel's marine fuel customers accounted for more than 10% of World Fuel's consolidated revenue. World Fuel currently employs 97 persons in its marine fuel services segment.

     Potential Risks

Credit.  World Fuel's aviation and marine fueling businesses extend unsecured
------
credit to most of their customers. World Fuel's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. World Fuel's management recognizes that extending credit and setting the appropriate reserves for receivables is a largely subjective decision based on knowledge of the customer and the industry. Active management of World Fuel's credit risk is essential to its success. World Fuel does not insure its receivables, and diversification of credit risk is difficult since World Fuel sells primarily within the aviation and marine industries. World Fuel's sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. World Fuel also has a credit committee for each of its segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio.

In World Fuel's aviation segment, the level of credit granted to a customer is largely influenced by its estimated fuel requirements for thirty to forty-five days and its credit history with World Fuel. This period represents the average business cycle of World Fuel's typical customer. In World Fuel's marine segment, the level of credit granted to a customer is influenced by a customer's credit history with World Fuel, including claims experience and payment patterns.

During fiscal 2001, world oil prices continued to exhibit volatility and have remained high. Fuel costs represent a significant part of an airline's and vessel's operating expenses. Accordingly, the increase in fuel prices has to date, and will continue to adversely affect World Fuel's customers.

Most of World Fuel's transactions are denominated in United States Dollars. However, a rapid devaluation in currency affecting a customer of World Fuel could have an adverse effect on the customer's operations and ability to convert local currency to U.S. Dollars to make the required payments to World Fuel.

World Fuel may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the aviation or shipping industries. Any credit losses, if significant, will have a material adverse effect on World Fuel's financial position and results of operations.

Senior Management.  World Fuel's ability to maintain its competitive position is
-----------------
dependent largely on the services of its senior management team. World Fuel may not be able to retain the existing senior management personnel, or to attract qualified senior management personnel. World Fuel provides employment agreements to its senior management with terms ranging from two to five years. The employment agreements have non-compete provisions, which World Fuel believes would prevent the individual from competing against World Fuel for the period of the non-compete.

Revolving Line of Credit.  World Fuel's revolving credit agreement imposes
------------------------
certain operating and financial restrictions, including limitations on the amount of dividends that may be paid. World Fuel's failure to comply with the obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. Such an event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, or impair World Fuel's ability to receive advances and may have a material adverse effect on World Fuel.

Market Risks. World Fuel is a provider of aviation fuel and related services
------------
primarily to secondary passenger and cargo airlines, and a provider of marine fuel and related services to international container and tanker fleets, time charter operators, and the U.S. military. World Fuel's fuel services are provided through relationships with the large independent oil suppliers, as well as government owned oil companies. World Fuel could be adversely affected by industry consolidation, on the customer side, because of increased merger activity in the airline and shipping industries and, on the supply side, because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies or to provide less advantageous credit and price terms to World Fuel.

Competition. The Company is subject to aggressive competition in all areas of
-----------
its business. The Company's competitors are numerous, ranging from large multinational corporations to relatively small and specialized firms. The Company competes primarily on the basis of credit, price, reliability, customer service and support.

Pollution and Third Party Liability.  In the aviation and marine fuel segments,
-----------------------------------
World Fuel utilizes subcontractors which provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. World Fuel is subject to possible claims by customers, regulators and others who may be injured by a spill or other accident. In addition, World Fuel may be held liable for damages to the environment arising out of such events. Although World Fuel generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. World Fuel's liability insurance policy does not cover the acts or omissions of its subcontractors. If World Fuel is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, World Fuel's financial position and results of operations will be adversely affected. See "Item 3 - Legal Proceedings."

World Fuel has exited several businesses which handled hazardous and non-hazardous waste. World Fuel treated and/or transported this waste to various disposal facilities. World Fuel may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean-up facilities previously operated by World Fuel, in certain circumstances, pursuant to current U.S. federal and state laws and regulations.

World Fuel continuously reviews the adequacy of its insurance coverage. However, World Fuel lacks coverage for various risks. An uninsured claim arising out of World Fuel's activities, if successful and of sufficient magnitude, will have a material adverse effect on World Fuel's financial position and results of operations.

     Regulation

World Fuel's activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, both in and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil.

The principal laws and regulations affecting the business of World Fuel and the markets it serves are as follows:

The Comprehensive Environmental Response, Compensation and Liability Act of 1980
--------------------------------------------------------------------------------
("Superfund" or "CERCLA") establishes a program for federally directed response
-------------------------
or remedial actions with respect to the uncontrolled discharge of hazardous substances, pollutants or contaminants, including waste oil, into the environment. The law authorizes the U.S. federal government either to seek a binding order directing responsible parties to undertake such actions or authorizes the U.S. federal government to undertake such actions and then to seek compensation for the cost of clean-up and other damages from potentially responsible parties. U.S. Congress established a federally managed trust fund, commonly known as the Superfund, to fund response and remedial actions undertaken by the U.S. federal government. The trust fund is used to fund federally conducted actions when no financially able or willing responsible party has been found.

The Superfund Amendments and Re-authorization Act of 1986 ("SARA") adopted more
------------------------------------------------------------------
detailed and stringent standards for remedial action at Superfund sites, and clarified provisions requiring damage assessments to determine the extent and monetary value of injury to the environment. SARA also provides a separate funding mechanism for the clean-up of underground storage tanks.

The Resource Conservation and Recovery Act of 1976 ("RCRA") established a
-----------------------------------------------------------
comprehensive regulatory framework for the management of hazardous waste at active facilities. RCRA sets up a "cradle-to-grave" system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires permits for construction, operation and closure of facilities and requires 30 years of post-closure care and monitoring. RCRA was amended in 1984 to increase the scope of RCRA regulation of small quantity waste generators and waste oil handlers and recyclers; require corrective action at hazardous waste facilities (including remediation at certain previously closed solid waste management units); phase in restrictions on disposal of hazardous waste; and require the identification and regulation of underground storage tanks containing petroleum and certain chemicals.

The Clean Water Act of 1972, as amended in 1987, establishes water pollutant
---------------------------
discharge standards applicable to many basic types of manufacturing plants and imposes standards on municipal sewage treatment plants. The act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Most industrial and government facilities must apply for and obtain discharge permits, monitor pollutant discharges, and under certain conditions reduce certain discharges.

The Safe Drinking Water Act, as amended in 1986, regulates public water supplies
---------------------------
by requiring the EPA to establish primary drinking water standards. These standards are likely to be further expanded under the EPA's evolving groundwater protection strategy which is intended to set levels of protection or clean-up of the nation's groundwater resources. These groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites, and remedial action will be required for releases of contaminants into groundwater.

The International Convention for the Prevention of Pollution from Ships
-----------------------------------------------------------------------
("MARPOL") places strict limitations on the discharge of oil at sea and in port
----------
and requires ships to transfer oily waste to certified reception facilities. The U.S. Coast Guard has issued regulations effective March 10, 1986 which implement the requirements of MARPOL. Under these regulations, each terminal and port of the United States that services oceangoing tankers or cargo ships over 400 gross tons must be capable of receiving an average amount of oily waste based on the type and number of ships it serves. The reception facilities may be fixed or mobile, and may include tank trucks and tank barges.

The National Pollutant Discharge Elimination System ("NPDES"), a program
-------------------------------------------------------------
promulgated under the Clean Water Act, permits states to issue permits for the discharge of pollutants into the waters of the United States in lieu of federal EPA regulation. State programs must be consistent with minimum U.S. federal requirements, although they may be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

The Oil Pollution Act of 1990 imposes liability for oil discharges, or threats
-----------------------------
of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. The act requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a discharge or a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of such resources.

State and Local Government Regulations.  Many states have been authorized by the
---------------------------------------
EPA to enforce regulations promulgated under RCRA and other U.S. federal programs. In addition, there are numerous state and local authorities that regulate the environment, some of which impose stricter environmental standards than U.S. federal laws and regulations. Some states, including Florida, have enacted legislation which generally provides for registration, record keeping, permitting, inspection, and reporting requirements for transporters, collectors and recyclers of hazardous waste and waste oil. The penalties for violations of state law include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance. In addition, some local governments have established local pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and local environmental studies.

Non U.S. Government Regulations.  Many non-U.S. governments impose laws and
-------------------------------
regulations relating to the protection of the environment and the discharge of pollutants in the environment. Such laws and regulations could impose significant liability on World Fuel for damages, clean-up costs and penalties for discharges of pollutants in the environment, as well as injunctive relief. In addition, some non-U.S. government agencies have established pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and environmental impact assessments.

U.S. Federal, State, and Non-U.S. Taxes on Fuel.  World Fuel's aviation and
------------------------------------------------
marine fueling operations are affected by various U.S. federal and state taxes imposed on the purchase and sale of aviation and marine fuel products. In the United States, federal law imposes a manufacturer's excise tax on sales of aviation and marine fuel. Sales to aircraft and vessels engaged in non-U.S. trade are exempt from this tax. These exemptions may be realized either through tax-free or tax-reduced sales, if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states, where World Fuel sells aviation and marine fuel, impose excise and sales taxes on fuel sales; certain sales of fuel by World Fuel qualify for full or partial exemptions from these state taxes. Non-U.S. jurisdictions also impose certain taxes on fuel, such as VAT and excise taxes. World Fuel continuously reviews its compliance with U.S. and non-U.S. laws which impose taxes on World Fuel's operations. Sales and excise taxes on fuel are generally added to the sales price and passed on to World Fuel's customer. However, in certain cases World Fuel may be responsible for these taxes, including cases where the customer fails to reimburse World Fuel or where World Fuel or the customer does not qualify for an exemption believed to be available at the time of the sale.

ITEM 2.  PROPERTIES
         ----------

The following pages set forth by segment and subsidiary the principal properties owned or leased by World Fuel as of June 7, 2001. World Fuel considers its properties and facilities to be suitable and adequate for its present needs.

               WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
               ------------------------------------------------
                                  PROPERTIES
                                  ----------

Owner/Lessee and Location                                    Principal Use                          Owned or Leased
-------------------------                                    -------------                          ---------------
Corporate
---------
World Fuel Services Corporation                              Executive and administrative           Leased to October 2002
   700 S. Royal Poinciana Blvd., Suite 800                   offices
   Miami Springs, FL 33166

   200 Lanidex Plaza                                         Administrative office                  Leased to September 2001
   Parsippany, NJ 07054

Aviation Fuel Services
----------------------
World Fuel Services of FL                                    Executive, administrative,             Leased to October 2002
World Fuel Services, Inc.                                    operations, and sales offices
   700 S. Royal Poinciana Blvd., Suite 800
   Miami Springs, FL 33166

   4995 East Anderson Avenue                                 Administrative, operations             Leased month-to-month
   Fresno, CA 93727                                          and sales offices

World Fuel International S.R.L.                              Administrative, operations             Leased to April 2002
Petroservicios de Costa Rica S.A.                            and sales offices
   Oficentro Ejecutivo La Sabana Sur
   Edificio #5, Primer Piso
   San Jose, Costa Rica

World Fuel Services Ltd.                                     Administrative, operations             Leased to December 2007
Baseops Europe Ltd.                                          and sales offices
AirData Limited
   Kingfisher House, Northwood Park, Gatwick Rd.
   Crawley, West Sussex, RH10 2XN
   United Kingdom

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

Baseops International, Inc.                                  Administrative, operations             Leased to February 2006
   333 Cypress Run #200                                      and sales offices
   Houston, Texas 77094

                                  (Continued)

               WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
               ------------------------------------------------
                                  PROPERTIES
                                  ----------
                                  (Continued)

Owner/Lessee and Location                                    Principal Use                          Owned or Leased
-------------------------                                    -------------                          ---------------
Marine Fuel Services
--------------------
Trans-Tec Services, Inc.
   700 S. Royal Poinciana Blvd., Suite 800                   Executive and administrative           Leased to October 2002
   Miami Springs, FL 33166                                   offices

   Heights Plaza                                             Administrative, operations             Leased to October 2001
   777 Terrace Ave., 5th Floor                               and sales offices
   Hasbrouck Heights, NJ 07604

   60 East Sir Francis Drake Blvd., Suite 301                Administrative, operations             Leased to January 2004
   Larkspur, CA 94939                                        and sales offices

   2nd Floor Kipun Building                                  Sales office                           Leased month-to-month
   200 Naeja-Dong
   Chongru-Ku
   Seoul, South Korea

   Seagram House, 2nd Floor                                  Sales office                           Leased to March 2002
   71 Dock Road, Waterfront
   Capetown, South Africa 8001

Trans-Tec Services (UK) Ltd.
   Millbank Tower, 21/24 Millbank                            Administrative, operations             Leased to November 2002
   London SW1P 4QP  United Kingdom                           and sales offices

   Gammelbyved 2                                             Sales office                           Leased month-to-month
   Karise, Denmark 4653

Trans-Tec International S.R.L.                               Administrative, operations             Leased to April 2002
Casa Petro S.A.                                              and sales offices
   Oficentro Ejecutivo La Sabana Sur
   Edificio #5, Primer Piso
   San Jose, Costa Rica

Trans-Tec Services (Singapore) PTE., Ltd.                    Administrative, operations             Leased to June 2003
   101 Thomson Road #09-03, United Square                    and sales offices
   Singapore 307591

Trans-Tec Services (Japan) Co. K.K.                          Sales office                           Leased month-to-month
   6th floor, Tozan Building, 4-4-2
   Nihonbashi Hon-Cho, Chuo-Ku
   Tokyo 103-0023, Japan

Pacific Horizon Petroleum Services, Inc.                     Administrative, operations             Leased to December 2005
   2025 First Ave., Suite 1110                               and sales offices
   Seattle, WA 98121

                                  (Continued)

               WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
               ------------------------------------------------
                                  PROPERTIES
                                  ----------
                                  (Continued)


Owner/Lessee and Location                                    Principal Use                          Owned or Leased
-------------------------                                    -------------                          ----------------
Marine Fuel Services, Continued
-------------------------------
Bunkerfuels Corporation                                      Administrative, operations             Leased month-to-month
   45 Wyckoff's Mills Road                                   and sales offices
   Cranbury, NJ 08512

   700 Irwin St., Suite 202                                  Administrative, operations             Leased to July 2001
   San Rafael, CA 94901                                      and sales offices

   Room 2504, Jangkyo Bldg., 1 Jangkyo-Dong                  Sales office                           Leased month-to-month
   Seoul, Korea

Bunkerfuels UK Limited                                       Administrative, operations             Owned
   8 City Business Centre, Lower Road                        and sales offices
   Rotherhithe, London SE16 2XB  United Kingdom

Norse Bunkers                                                Administrative, operations             Leased to February 2003
   Niels Juels gate 11 B                                     and sales offices
   0272 Oslo, Norway

Marine Energy Arabia                                         Sales office                           Leased to December 2001
   City Tower 1
   Dubai, United Arab Emirates


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In February and March 2000, two shareholders filed class action lawsuits against World Fuel and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits were subsequently
consolidated.   The lawsuit alleged violations of U.S. federal securities laws and sought an unspecified amount of damages arising from the decrease in World Fuel's stock price on January 31, 2000. In June 2000, the plaintiffs amended their complaint to delete two of the claims made therein and to drop two of World Fuel's officers as defendants. In December 2000, the United States District Court of the Southern District of Florida dismissed the lawsuit filed against World Fuel and its executive officers and in April 2001, the same Court denied the plaintiffs' motion to alter and/or amend the case dismissal judgment.

In February 2000, World Fuel filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under World Fuel's insurance policies for World Fuel's loss of product by theft off the coast of Nigeria. Six of World Fuel's shipments of marine fuel, with a total value of approximately $2,683,000, were diverted in the course of transshipment to Nigeria, and were never received by World Fuel's intended customer. AHAC is contesting World Fuel's insurance claim. World Fuel intends to vigorously prosecute its action against AHAC.

In March 2001, World Fuel and EarthCare entered into a settlement agreement which resolved their differences with respect to the sale of World Fuel's oil-recycling segment, dismissed all pending proceedings and released each other from other obligations arising from the sale. In connection with the settlement agreement, World Fuel received a settlement payment of $1,750,000 in April 2001. In addition, as part of the settlement agreement, Donald F. Moorehead, Jr., Chairman of EarthCare, agreed to purchase the EarthCare stock owned by World Fuel for $4,979,000. On May 1, 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. World Fuel has commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by World Fuel.

In April 2001, Miami-Dade County in Florida (the "County") filed suit (the "County Suit") against 17 defendants to seek reimbursement from such parties for the cost of remediating environmental contamination at Miami International Airport

(the "Airport"). One of those defendants is Page Avjet Fuel Corporation, now known as PAFCO L.L.C. ("PAFCO"). On or about December 31, 2000, World Fuel acquired a 50% interest in PAFCO from Signature Flight Support Corporation ("Signature"). Pursuant to the acquisition agreement, dated December 22, 2000, relating to the PAFCO transaction, Signature agreed to indemnify World Fuel for all liabilities of PAFCO arising prior to the closing ("Closing") of World Fuel's purchase of its interest in PAFCO. Because the Airport contamination occurred prior to Closing, World Fuel believes that the County Suit is covered by Signature's indemnification obligation. World Fuel has notified Signature of the County Suit, as stipulated in the acquisition agreement. World Fuel expects Signature to defend this claim on behalf of PAFCO and at Signature's expense.

On or about April 9, 2001, the County sent a letter to approximately 250 potentially responsible parties ("PRP's"), including World Fuel and a subsidiary, advising them of their potential liability for the clean-up costs which are the subject of the County Suit. The County has threatened to add the PRP's as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. On May 4, 2001, World Fuel advised the County that: (1) neither World Fuel nor any of its subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent World Fuel or any subsidiary was so responsible, their liability was subject to indemnification by the County pursuant to the indemnity provisions contained in the lease agreement with the County.

World Fuel intends to vigorously defend all claims asserted by the County relating to environmental contamination at the Airport. World Fuel believes its liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to the other World Fuel companies.

There can be no assurance that World Fuel will prevail on the above legal proceedings and management cannot estimate the exposure or recovery to World Fuel if it does not prevail. A ruling against World Fuel in any of the proceedings described above may have a material adverse effect on World Fuel's financial condition and results of operation. World Fuel is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above, World Fuel's liability, if any and except as set forth above, under any pending litigation or administrative proceedings, will not materially affect its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

World Fuel's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol INT. In May 2001, World Fuel's Board of Directors approved a resolution to delist World Fuel from the Pacific Stock Exchange. The following table sets forth, for each quarter within the fiscal years ended March 31, 2001 and 2000, the closing sales prices of World Fuel's common stock as reported by the New York Stock Exchange and the quarterly cash dividends per share of common stock declared during the periods indicated.


                                         Price                  Cash
                                  ------------------------    Dividends
                                   High              Low      Per Share
                                  ------------------------  -------------
     Year ended March 31, 2001
        First quarter              $ 8.88       $ 6.56          $0.05
        Second quarter               9.44         7.38           0.05
        Third quarter                8.13         6.19           0.05
        Fourth quarter               9.70         7.38           0.05

     Year ended March 31, 2000
        First quarter              $14.75       $10.75          $0.05
        Second quarter              15.63         9.50           0.05
        Third quarter               10.38         7.19           0.05
        Fourth quarter               9.00         6.00           0.05

World Fuel's loan agreement with Bank of America restricts the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters.
For fiscal 2001, World Fuel's payment of the above dividends was in compliance with the Bank of America loan agreement. For additional information, see Note 3 to the consolidated financial statements.

As of June 7, 2001, there were 276 shareholders of record for World Fuel's common stock. On May 31, 2001, World Fuel's Board of Directors approved the following cash dividend schedule for the 2002 fiscal year:

Declaration Date      Per Share       Record Date           Payment Date
----------------      ---------       -----------           ------------
May 31, 2001         *   $0.175       June 15, 2001         July 3, 2001
August 31, 2001          $0.075       September 14, 2001    October 4, 2001
November 30, 2001        $0.075       December 14, 2001     January 3, 2002
March 1, 2002            $0.075       March 15, 2002        April 4, 2002

*  Includes a $0.10 per share special cash dividend.

During fiscal 2000, World Fuel issued 1,500 shares of its common stock in connection with the exercise of certain stock options. The aforementioned issuance of common stock was made without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration afforded by section 4(2) of the Securities Act. During fiscal 2001, no shares of World Fuel's common stock were issued in connection with the exercise of stock options.

During fiscal 2001 and 2000, World Fuel issued 2,500 and 2,000 shares, respectively, of common stock to its non-employee directors pursuant to a stock grant program whereby each non-employee director is given an annual stock grant of 500 shares of World Fuel's common stock. In addition, during fiscal 2001, the non-employee Chairman of the Audit and the Compensation Committees of the Board of Directors received an additional stock grant of 1,000 shares of World Fuel's common stock for additional services performed by the individual in his capacity as Chairman of these two committees.

World Fuel's Board of Directors, from time to time, has authorized certain stock repurchase programs whereby World Fuel could repurchase World Fuel's common stock, subject to certain restrictions pursuant to World Fuel's credit facility. The Board of Directors resolved that the repurchased shares may be reissued for any proper corporate purpose, without limitation and including future acquisitions. The following summarizes the status of World Fuel's common stock repurchase programs:


                                                                  Repurchases                                     Remaining
                                        Authorized       --------------------------------------------------       Authorized
                                           Stock                               Aggregate          Average           Stock
     Stock Repurchase Programs          Repurchases            Shares            Cost             Price          Repurchases
     ----------------------------   -----------------    --------------   -----------------  ---------------    --------------
     August 1998                        $ 6,000,000             616,000        $ 6,000,000           $9.74       $        -

     January 2000                       $10,000,000           1,391,000        $10,000,000           $7.19       $        -

     September 2000                     $10,000,000             109,000        $   730,000           $6.70       $9,270,000
                                                              ---------        -----------
                                                              2,116,000        $16,730,000
                                                              =========        ===========


Pursuant to these programs, World Fuel repurchased 324,000 shares at an aggregate cost of $3,902,000; 1,194,000 shares at an aggregate cost of $8,423,000; and 598,000 shares at an aggregate cost of $4,404,000 during fiscal 1999, 2000, and 2001, respectively.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following selected financial data has been summarized from World Fuel's consolidated financial statements set forth in Item 8 of this report. The selected financial data should be read in conjunction with the notes set forth at the end of these tables, the consolidated financial statements and the related notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     For the year ended March 31,
                                                       ----------------------------------------------------------------------------
                                                            2001            2000          1999           1998             1997
                                                       -------------   -------------  -------------   -------------   -------------
                                                                    (In thousands, except earnings per share data)
Consolidated Income Statement Data
----------------------------------
Revenue                                                   $1,529,242       $1,200,297       $720,561     $776,617     $749,706

Cost of sales                                              1,457,500        1,136,052        667,302      733,379      710,721
                                                          ----------       ----------       --------     --------     --------
Gross profit                                                  71,742           64,245         53,259       43,238       38,985

Operating expenses                                            57,590           57,327         38,198       28,455       27,877
                                                          ----------       ----------       --------     --------     --------
Income from operations                                        14,152            6,918         15,061       14,783       11,108

Other income (expense)                                         2,191           (5,646)         1,539        2,260        2,245
                                                          ----------       ----------       --------     --------     --------
Income from continuing operations before income taxes         16,343            1,272         16,600       17,043       13,353

Provision for income taxes                                     4,557            1,444          2,910        3,467        2,865
                                                          ----------       ----------       --------     --------     --------
Income (loss) from continuing operations                      11,786             (172)        13,690       13,576       10,488

Discontinued operations, net of tax:

 Income from operations of oil-recycling segment                   -            1,564          1,417        2,277        2,777

 (Loss) gain on sale of oil-recycling segment                 (1,152)           8,243              -            -            -
                                                          ----------       ----------       --------     --------     --------
(Loss) income from discontinued operations                    (1,152)           9,807          1,417        2,277        2,777
                                                          ----------       ----------       --------     --------     --------
     Net income                                           $   10,634       $    9,635       $ 15,107     $ 15,853     $ 13,265
                                                          ==========       ==========       ========     ========     ========

                                  (Continued)

                            SELECTED FINANCIAL DATA
                                  (Continued)

                                                                         As of, for the year ended March 31,
                                                  -----------------------------------------------------------------------------
                                                       2001             2000          1999             1998            1997
                                                  --------------   -------------  ------------    -------------   -------------
                                                               (In thousands, except earnings per share data)
Consolidated Income Statement Data, Continued
---------------------------------------------

Basic earnings (loss) per share:
   Continuing  operations                                 $   1.11         $  (0.01)     $   1.11      $   1.11         $   0.87
   Discontinued operations                                       -             0.13          0.11          0.19             0.23
   (Loss) gain on sale of discontinued operations            (0.11)            0.68             -             -                -
                                                          --------         --------      --------      --------         --------
      Net income                                          $   1.00         $   0.80      $   1.22      $   1.30         $   1.10
                                                          ========         ========      ========      ========         ========
Weighted average shares - basic                             10,644           12,045        12,375        12,230           12,068
                                                          ========         ========      ========      ========         ========
Diluted earnings (loss) per share:
   Continuing operations                                  $   1.11         $  (0.01)     $   1.10      $   1.09         $   0.85
   Discontinued operations                                       -             0.13          0.11          0.18             0.23
   (Loss) gain on sale of discontinued operations            (0.11)            0.68             -             -                -
                                                          --------         --------      --------      --------         --------
      Net income                                          $   1.00         $   0.80      $   1.21      $   1.27         $   1.08
                                                          ========         ========      ========      ========         ========
Weighted average shares - diluted                           10,663           12,045        12,533        12,528           12,295
                                                          ========         ========      ========      ========         ========

Consolidated Balance Sheet Data
-------------------------------
Current assets                                            $188,225         $196,409      $128,012      $107,755         $ 93,837
Total assets                                               222,165          227,915       164,394       141,213          121,354
Current liabilities                                        112,439          122,368        56,741        46,546           43,930
Long-term liabilities                                        5,866            5,886         6,856         2,756            2,166
Stockholders' equity                                       103,860           99,661       100,797        91,911           75,258

NOTES TO SELECTED FINANCIAL DATA

 World Fuel declared and paid cash dividends beginning in fiscal 1995. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

 In October 1997, the Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997. Accordingly, all share and per share data, as appropriate, were retroactively adjusted to reflect the effects of this split.

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). World Fuel adopted this standard as of December 31, 1997. Earnings per share information for fiscal 1997 was restated to conform to the requirements of SFAS 128.

 Pursuant to various stock repurchase programs, World Fuel repurchased 324,000 shares at an aggregate cost of $3,902,000; 1,194,000 shares at an aggregate cost of $8,423,000; and 598,000 shares at an aggregate cost of $4,404,000 during fiscal 1999, 2000, and 2001, respectively. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters" for additional information.

 In February 2000, World Fuel sold its oil-recycling segment. Accordingly, as of December 31, 1999, World Fuel reported its oil-recycling segment as a discontinued operation. The consolidated financial statements of World Fuel were reclassified to report separately the net assets and operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion should be read in conjunction with "Item 6 - Selected Financial Data," and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

Forward-looking Disclosure
--------------------------

This document includes forward-looking statements. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by World Fuel's management concerning anticipated results, and are subject to significant business, economic and competitive risks and contingencies, many of which are beyond management's control. Factors that could cause results to differ include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in World Fuel's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

Results of Operations
---------------------

Profit from World Fuel's aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that World Fuel is required to provision for potential bad debts. Profit from World Fuel's marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on trade sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that World Fuel is required to provision for potential bad debts.

In April 1999, World Fuel acquired the operations of the Bunkerfuels group of companies. Bunkerfuels forms part of World Fuel's worldwide marine fuel marketing segment. In February 2000, World Fuel sold its oil-recycling segment to EarthCare. World Fuel reported its oil-recycling segment as a discontinued operation as of December 31, 1999. In October 2000, the aviation joint venture in Ecuador ceased operations.

During fiscal 2000 and 2001, world oil prices continued to exhibit volatility and have remained high. The increase in fuel prices has to date, and will continue to adversely affect World Fuel's customers. World Fuel's profitability during the comparable fiscal 2001 versus fiscal 2000 was favored by an improvement in the gross profit per gallon in aviation, and metric ton in marine, as well as a lower provision for bad debts. During the same comparable periods, earnings were affected by a decline in overall volume principally in aviation, and the severance expense related to the termination of the employment agreement with World Fuel's former Chairman of the Board. The decline in aviation volume reflects consolidation within the aviation industry, as well as management's decision to refine its credit practices.

Fiscal Year Ended March 31, 2001 Compared to the Fiscal Year Ended March 31,
----------------------------------------------------------------------------
2000
----

World Fuel's revenue for fiscal 2001 was $1,529,242,000, an increase of $328,945,000, or 27.4%, as compared to revenue of $1,200,297,000 for the prior fiscal year. The revenue increase is due to a substantial increase in world oil prices. World Fuel's revenue during these periods was attributable to the following segments:

                                     Fiscal Year Ended March 31,
                                       2001                 2000
                                 --------------       --------------

     Aviation Fueling            $  524,670,000       $  461,740,000
     Marine Fueling               1,004,572,000          738,557,000
                                 --------------       --------------

     Total Revenue               $1,529,242,000       $1,200,297,000
                                 ==============       ==============

The aviation fueling segment contributed $524,670,000 in revenue for fiscal 2001. This represented an increase in revenue of $62,930,000, or 13.6%, as compared to the prior fiscal year. The increase in revenue results from a 36.2% increase in the average price per gallon sold, partially offset by a 16.6% decrease in the volume of gallons sold. The marine fueling segment contributed $1,004,572,000 in revenue for fiscal 2001, an increase of $266,015,000, or 36.0%, over the prior fiscal year. The increase in revenue for the marine segment was related to 31.5% and 8% increases in the average price per metric ton sold and brokered, respectively. Also contributing to the increase in revenue for the marine segment was an increase in the volume of metric tons sold of 3.8%.

World Fuel's gross profit of $71,742,000 for fiscal 2001 increased $7,497,000, or 11.7%, as compared to the prior fiscal year. World Fuel's gross margin decreased from 5.4% for fiscal 2000 to 4.7% for fiscal 2001. World Fuel's aviation fueling business achieved a 6.6% gross margin for fiscal 2001, as compared to 8.2% achieved for the prior fiscal year. This decrease resulted from an increase in the average price per gallon sold, partially offset by an increase in the average gross profit per gallon sold. World Fuel's marine fueling segment achieved a 3.7% gross margin for fiscal 2001, as compared to a 3.6% gross margin for the prior fiscal year. The marine segment increased its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered, the result of better pricing and reduction in low margin business activity.

Total operating expenses for fiscal 2001 were $57,590,000, an increase of $263,000, or 0.5%, as compared to the prior fiscal year. The increase resulted from higher compensation, professional fees, and information technology spending, and a $3,505,000 executive severance charge incurred in terminating the employment agreement with World Fuel's former Chairman of the Board. Largely offsetting was an $11,341,000 decrease in the provision for bad debts.

World Fuel's income from operations for fiscal 2001 was $14,152,000, an increase of $7,234,000, or 104.6%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                         Fiscal Year Ended March 31,
                                            2001              2000
                                        ------------       -----------

     Aviation Fueling                   $ 11,790,000       $ 4,440,000
     Marine Fueling                       13,161,000         7,516,000
     Corporate Overhead                  (10,799,000)       (5,038,000)
                                        ------------       -----------

     Total Income from Operations       $ 14,152,000       $ 6,918,000
                                        ============       ===========

The aviation fueling segment's income from operations was $11,790,000 for fiscal 2001, an increase of $7,350,000, or 165.5%, as compared to the prior fiscal year. This increase resulted from a decrease in the provision for bad debts and an improvement in the gross profit per gallon sold; partially offset by a decrease in gallons sold and an increase in compensation and other operating expenses. The marine fueling segment earned $13,161,000 in income from operations for fiscal 2001, an increase of $5,645,000, or 75.1%, as compared to the prior fiscal year. The increase in the marine segment resulted from an improved gross profit per metric ton on traded and brokered transactions and a volume increase in metric tons sold. Partially offsetting was a volume decrease in metric tons brokered and increases in operating expenses, including the provision for bad debts. Corporate overhead costs not charged to the business segments totaled $10,799,000 in fiscal 2001, an increase of $5,761,000, or 114.4%, as compared to the prior fiscal year. The increase resulted from an executive severance charge incurred in terminating the employment agreement with World Fuel's former Chairman of the Board, and higher compensation, professional fees, and information technology spending.

During fiscal 2001, World Fuel reported $2,191,000 in other income, net, compared to other expense, net, of $5,646,000, for the prior fiscal year. In fiscal 2000, World Fuel recorded a $3,092,000 non-recurring charge in the marine segment due to the theft of product in Nigeria, a $953,000 non-recurring charge in the aviation segment related to a substantial write-down of World Fuel's investment in and advances to its aviation joint venture in Ecuador, and a $1,593,000 special charge to the provision for bad debts in World Fuel's aviation joint venture in Ecuador related to certain customers based in Ecuador. Also contributing to the variance were foreign exchange gains, increases in net interest income of $1,240,000, and a recovery of $365,000 on the previously provisioned write-down in World Fuel's aviation joint venture in Ecuador.

Income taxes for fiscal 2001 reflect the impact of the executive severance and the provision for bad debts, for which World Fuel received an income tax benefit. Income taxes for fiscal 2000 reflect the impact of the provision for bad debts and non-recurring losses in aviation and marine, for which World Fuel did not receive an income tax benefit. Thus, World Fuel's effective income tax rate for fiscal 2001 decreased substantially as compared to the prior fiscal year.

Net income from continuing operations for fiscal 2001 was $11,786,000, as compared to a net loss of $172,000 for the prior fiscal year. Diluted income per share on income from continuing operations was $1.11 for fiscal 2001, as compared to a loss per share of $0.01 in the prior year.

In fiscal 2001, World Fuel incurred a net loss from discontinued operations of $1,152,000, or $0.11 per diluted share, as compared to net income of $9,807,000, or $0.81 per diluted share, for the prior fiscal year. During fiscal 2001, World Fuel recorded additional income taxes of $496,000 related to the gain on the sale of the oil-recycling segment, and a $656,000 reduction of the amount of assets World Fuel ultimately realized in connection with the discontinuance of its used oil-recycling business.

Including discontinued operations, net income for fiscal 2001 was $10,634,000, an increase of $999,000, or 10.4%, as compared to net income of $9,635,000 for the prior fiscal year. Diluted earnings per share of $1.00 for fiscal 2001 increased $0.20, or 25.0%, over the $0.80 achieved during the prior fiscal year.

Fiscal Year Ended March 31, 2000 Compared to the Fiscal Year Ended March 31,
----------------------------------------------------------------------------
1999
----

World Fuel's revenue for fiscal 2000 was $1,200,297,000, an increase of $479,736,000, or 66.6%, as compared to revenue of $720,561,000 for the prior fiscal year. The revenue increase was due to a substantial increase in world oil prices and the Bunkerfuels acquisition. World Fuel's revenue during these periods was attributable to the following segments:

                                    Fiscal Year Ended March 31,
                                     2000                1999
                                 --------------       ------------

     Aviation Fueling            $  461,740,000       $327,844,000
     Marine Fueling                 738,557,000        392,717,000
                                 --------------       ------------

     Total Revenue               $1,200,297,000       $720,561,000
                                 ==============       ============

The aviation fueling segment contributed $461,740,000 in revenue for fiscal 2000. This represented an increase in revenue of $133,896,000, or 40.8%, as compared to the prior fiscal year. The increase in revenue was due largely to an increase in the average price per gallon sold. The marine fueling segment contributed $738,557,000 in revenue for fiscal 2000, an increase of $345,840,000 over the prior fiscal year. The increase in revenue was mostly related to an increase in the average price per metric ton sold and the acquisition of Bunkerfuels.

World Fuel's gross profit for fiscal 2000 was $64,245,000, an increase of $10,986,000, or 20.6%, as compared to the prior fiscal year. World Fuel's gross margin decreased from 7.4% for fiscal 1999 to 5.4% for fiscal 2000, the result of a substantial increase in the average price of fuel.

World Fuel's aviation fueling business achieved an 8.2% gross margin for fiscal 2000, as compared to 9.7% achieved for the prior fiscal year. This resulted from an increase in the average price per gallon sold, partially offset by an increase in the average gross profit per gallon sold. World Fuel's marine fueling segment achieved a 3.6% gross margin for fiscal 2000, as compared to a 5.4% gross margin for the prior fiscal year. An increase in the average price per metric ton traded, and a lower gross profit per metric ton sold and brokered caused the margin reduction.

Total operating expenses for fiscal 2000 were $57,327,000, an increase of $19,129,000, or 50.1%, as compared to the prior fiscal year. The increase was mostly due to a $14,171,000 higher provision for bad debts principally attributed to World Fuel's aviation segment, which included a $2,122,000 special charge related to certain customers based in Ecuador. Also contributing to the increase were the operating expenses associated with the Bunkerfuels operations and the implemented financial systems.

World Fuel's income from operations for fiscal 2000 was $6,918,000, a decrease of $8,143,000, or 54.1%, as compared to the prior fiscal year. Income from operations during these periods was attributable to the following segments:

                                         Fiscal Year Ended March 31,
                                           2000               1999
                                        -----------        -----------

     Aviation Fueling                   $ 4,440,000        $13,331,000
     Marine Fueling                       7,516,000          7,515,000
     Corporate Overhead                  (5,038,000)        (5,785,000)
                                        -----------        -----------

     Total Income from Operations       $ 6,918,000        $15,061,000
                                        ===========        ===========

The aviation fueling segment's income from operations was $4,440,000 for fiscal 2000, a decrease of $8,891,000, or 66.7%, as compared to the prior fiscal year. This resulted from an increase in the provision for bad debts, partially offset by an increase in gross profit. The marine fueling segment earned $7,516,000 in income from operations for fiscal 2000, consistent with the prior fiscal year. A decrease in marine's core business was offset by the contribution of Bunkerfuels. Corporate overhead costs not charged to the business segments totaled $5,038,000 in fiscal 2000, a decrease of $747,000, or 12.9%, as compared to the prior fiscal year. This decrease resulted from lower general and administrative expenses.

During fiscal 2000, World Fuel reported $5,646,000 in other expense, net, compared to other income, net, of $1,539,000, for fiscal 1999. This variance was the result of the non-recurring charges in the aviation and marine segments, and the special charge to the provision for bad debts in World Fuel's aviation joint venture in Ecuador which were recorded during fiscal 2000. Also contributing to the variance was an increase in interest expense due to borrowings on World Fuel's line of credit prior to the closing of the sale of World Fuel's oil-recycling segment in February 2000. The increase in fuel prices, the acquisition of Bunkerfuels, World Fuel's stock repurchase program and the investment in World Fuel's new financial system increased World Fuel's borrowing requirements. World Fuel's effective income tax rate for fiscal 2000 increased substantially because of the impact of the non-recurring charges and the special provisions for bad debts, for which World Fuel did not receive a tax benefit.

The net loss from continuing operations for fiscal 2000 was $172,000, as compared to net income from continuing operations of $13,690,000 for fiscal 1999. Loss per share on income from continuing operations was $0.01 for the year ended March 31, 2000, as compared to $1.10 in diluted earnings per share achieved during the same period of the prior year. In the aggregate, the product theft in Nigeria, the write-down of World Fuel's investment in and advances to its aviation joint venture in Ecuador, and the charges related to the Ecuador based customers had a $0.54 impact on diluted earnings per share for fiscal 2000.

World Fuel's net income from discontinued operations for fiscal 2000 was $9,807,000, or $0.81 per diluted share, as compared to $1,417,000, or $0.11 per diluted share, for the prior fiscal year. Net income from discontinued operations included $1,564,000 in income from operations of the oil-recycling segment, and $8,243,000 for the gain on sale of the segment. The increase in the market price of oil benefited the oil-recycling business, while operating expenses increased modestly during the comparative periods.

Net income for fiscal 2000 was $9,635,000, a decrease of $5,472,000, or 36.2%, as compared to net income of $15,107,000 for fiscal 1999. Diluted earnings per share of $0.80 for fiscal 2000 exhibited a $0.41, or 33.9%, decrease over the $1.21 achieved during the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

In World Fuel's aviation and marine fuel businesses, the primary use of working capital is to finance receivables. World Fuel maintains aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. World Fuel's aviation and marine fuel businesses historically have not required significant capital investment in fixed assets as World Fuel subcontracts fueling services and maintains inventories at third party storage facilities.

Cash and cash equivalents amounted to $38,977,000 at March 31, 2001, as compared to $32,773,000 at March 31, 2000. The principal source of cash during fiscal 2001 was $28,137,000 in net cash provided by continuing operating activities, after deducting $4,522,000 for the payment of severance and deferred compensation to World Fuel's former Chairman of the

Board. Partially offsetting this cash source were net cash used in discontinued operations of $9,813,000, which is primarily related to the payment of income taxes associated with the gain on the sale of the oil-recycling business, $4,404,000 for the purchase of treasury stock, $2,684,000 for capital expenditures, $2,154,000 in dividends paid on common stock, and $2,860,000 related to the fiscal 2001 acquisitions made by World Fuel. Other components of changes in cash and cash equivalents are detailed in the accompanying Consolidated Statements of Cash Flows.

Working capital as of March 31, 2001 was $75,786,000, exhibiting a $1,745,000 increase compared to World Fuel's working capital as of March 31, 2000. As of March 31, 2001, World Fuel's accounts receivable and notes receivable, excluding the allowance for bad debts, and inventories, amounted to $142,039,000, a decrease of $26,353,000 as compared to the March 31, 2000 balance. This decrease is mostly related to the refinement of World Fuel's credit practices that resulted in an overall improvement in Days Sales Outstanding, and improved inventory management. In the aggregate, short-term debt, accounts payable, accrued expenses, customer deposits, and accrued salaries and wages decreased $3,593,000. The allowance for doubtful accounts as of March 31, 2001 amounted to $11,167,000, a decrease of $4,035,000 compared to the March 31, 2000 balance. During fiscal 2001 and 2000, World Fuel charged $7,909,000 and $19,250,000, respectively, to the provision for bad debts and had charge-offs in excess of recoveries of $11,944,000 and $10,757,000, respectively.

Capital expenditures of $2,684,000 for fiscal 2001 consisted primarily of $1,421,000 for the purchase of computer equipment and $1,101,000 in computer software development costs. Other assets increased by $1,423,000 as a result of $4,462,000 in goodwill, related to the fiscal 2001 acquisitions, net of amortization; partially offset by the reclassification of $522,000 of certain notes receivable and $2,500,000 of EarthCare common stock, received by World Fuel pursuant to the sale of the oil-recycling segment, to other current assets. See Note 2 to the consolidated financial statements included in this report, and "Item 3 - Legal Proceedings." Long-term liabilities of $5,866,000, as of March 31, 2001, included $3,050,000 in acquisition debt, $2,045,000 in deferred compensation, and $663,000 in deferred income tax liabilities.

Stockholders' equity amounted to $103,860,000, or $9.98 per share, at March 31, 2001, compared to $99,661,000, or $9.06 per share, at March 31, 2000. This increase of $4,199,000 was due to $10,634,000 in earnings for fiscal 2001, partially offset by the declaration of dividends of $2,120,000 and purchases of treasury stock of $4,404,000.

World Fuel expects to meet its working capital and capital expenditures requirements for fiscal year 2002 from existing cash, operations and additional borrowings, as necessary, under its existing credit facility. World Fuel's business has been, and will continue to be affected by the increases in fuel prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

World Fuel conducts the vast majority of its business transactions in U.S. Dollars. However, in certain markets, primarily in Mexico, payments to its aviation fuel supplier are denominated in local currency. This subjects World Fuel to foreign currency exchange risk, which may adversely affect its results of operations and financial condition. World Fuel seeks to minimize the risks from currency exchange rate fluctuations through its regular operating and financing activities.

World Fuel's borrowings pursuant to its credit facility provides for various market driven variable interest rate options. These interest rates are subject to interest rate changes in the United States and the Eurodollar market. World Fuel does not currently use, nor has it historically used, derivative financial instruments to manage or reduce interest rate risk. See Note 3 to the accompanying consolidated financial statements for additional information.

To take advantage of favorable market conditions or for competitive reasons, World Fuel enters into short-term cancelable fuel purchase commitments for the physical delivery of product in the United States. World Fuel simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations.

World Fuel offers swaps and caps to customers in the marine business as part of its fuel management services. World Fuel simultaneously enters into a commodity based derivative instrument with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, World Fuel does not anticipate non-performance by such conterparties. Pursuant to these transactions, World Fuel is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by World Fuel. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 2001, World Fuel had one outstanding swap contract for 45,000 metric tons expiring on December 31, 2001.

World Fuel's policy is to not use derivative financial instruments for speculative purposes.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Attached hereto and filed as a part of this Form 10-K are the financial statements required by Regulation S-X and the supplementary data required by Regulation S-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statement.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information concerning the directors and executive officers of World Fuel set forth under the captions "Election of Directors" and "Information Concerning Executive Officers", respectively, appearing in the definitive Proxy Statement of World Fuel for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information set forth in the 2001 Proxy Statement under the caption "Compensation of Officers" and "Board of Directors - Compensation of Directors" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information set forth under the caption "Principal Shareholders and Security Ownership of Management" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information set forth under the caption "Transactions with Management and Others" in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
(a)(1)    The following consolidated financial statements are filed as a part of this report:

          (i)     Report of Independent Certified Public Accountants.                                           23

          (ii)    Consolidated Balance Sheets as of March 31, 2001 and 2000.                                    24

          (iii)   Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999.          25

          (iv)    Consolidated Statements of Stockholders' Equity for the Years Ended
                  March 31, 2001, 2000 and 1999.                                                                26

          (v)     Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999.      27

          (vi)    Notes to the Consolidated Financial Statements.                                               29

(a)(2)    The following consolidated financial statement schedule is filed as a part of this report:

          (I)     Schedule II - Valuation and Qualifying Accounts.                                              49

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

(a)(3) The exhibits set forth in the following index of exhibits are filed as a part of this report:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

    (3)   Articles of Incorporation and By-laws:

          (a) Articles of Incorporation are incorporated by reference to World Fuel's Registration Statement on Form S-18 filed February 3, 1986.

          (b) By-laws are incorporated by reference to World Fuel's Registration Statement on Form S-18 filed February 3, 1986.

    (4)   Instruments defining rights of security holders:

          (a) 1986 Employee Stock Option Plan is incorporated by reference to World Fuel's Registration Statement on Form S-18 filed February 3, 1986.

          (b) 1993 Non-Employee Directors Stock Option Plan is incorporated by reference to World Fuel's Schedule 14A filed June 28, 1994.

          (c) 1996 Employee Stock Option Plan is incorporated by reference to World Fuel's Schedule 14A filed June 18, 1997.

    (10)  Material contracts filed with this Form 10-K:

          (a) Amendment to Employment Agreement with Mr. Jerrold Blair, Chairman of the Board of Directors and Chief Executive Officer, dated January 31, 2001, effective as of April 1, 2000.

          (b) Amended and Restated Employment Agreement with Mr. Paul Stebbins, President and Chief Operating Officer, dated January 3, 2001, effective as of August 1, 2000.

          (c) Amendment Agreement No. 2 to Revolving Credit and Reimbursement Agreement, dated June 22, 2000, by and among World Fuel Services Corporation, Trans-Tec International, S.A., and World Fuel International, S.A., as borrowers, and Bank of America, N.A., successor by merger of NationsBank, N.A.

    (21)  Subsidiaries of the Registrant.

(b) No reports on Form 8-K were filed during the fourth quarter of World Fuel's fiscal year ended March 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WORLD FUEL SERVICES CORPORATION

Dated: June 12, 2001             By: /S/ Paul H. Stebbins
                                 ------------------------
                                 Paul H. Stebbins, Director, President, and
                                 Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 12, 2001         By: /S/ Jerrold Blair
                                 -----------------
                                 Jerrold Blair, Chairman of the Board
                                 of Directors
                                 and Chief Executive Officer


Dated: June 12, 2001         By: /S/ Paul H. Stebbins
                                 --------------------
                                 Paul H. Stebbins, Director, President, and
                                 Chief Operating Officer


Dated: June 12, 2001         By: /S/ Carlos A. Abaunza
                                 ---------------------
                                 Carlos A. Abaunza, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)


Dated: June 12, 2001         By: /S/ Phillip S. Bradley
                                 ----------------------
                                 Phillip S. Bradley, Director and Chief
                                 Executive
                                 Officer of Aviation Fuel Services


Dated: June 12, 2001         By: /S/ Michael J. Kasbar
                                 ---------------------
                                 Michael J. Kasbar, Director and Chief Executive Officer of Marine Fuel Services


Dated: June 12, 2001         By: /S/ John R. Benbow
                                 ------------------
                                 John R. Benbow, Director


Dated: June 12, 2001         By: /S/ Ralph Feuerring
                                 -------------------
                                 Ralph Feuerring, Director


Dated: June 12, 2001         By: /S/ Myles Klein
                                 ---------------
                                 Myles Klein, Director


Dated: June 12, 2001         By: /S/ Jerome Sidel
                                 ----------------
                                 Jerome Sidel, Director


Dated: June 12, 2001         By: /S/ Luis R. Tinoco
                                 ------------------
                                 Luis R. Tinoco, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

/S/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
 May 30, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                                             March 31,
                                                                                                 ---------------------------------
                                                                                                      2001                2000
                                                                                                 -------------       -------------
                                          ASSETS
                                          -------
    Current assets:
      Cash and cash equivalents                                                                  $  38,977,000       $  32,773,000
      Accounts and notes receivable, net of allowance for bad debts of $11,167,000
        and $15,202,000 at March 31, 2001 and 2000, respectively                                   125,863,000         142,250,000
      Inventories                                                                                    5,009,000          10,418,000
      Prepaid expenses and other current assets                                                     18,376,000          10,968,000
                                                                                                 -------------       -------------
         Total current assets                                                                      188,225,000         196,409,000
                                                                                                 -------------       -------------
    Property and equipment:
      Leasehold and improvements                                                                       357,000             335,000
      Office equipment, computer equipment and software                                              9,803,000           9,074,000
      Computer software development in progress                                                      1,101,000                -
                                                                                                 -------------       -------------
                                                                                                    11,261,000           9,409,000
      Less accumulated depreciation and amortization                                                 5,130,000           4,289,000
                                                                                                 -------------       -------------
                                                                                                     6,131,000           5,120,000
                                                                                                 -------------       -------------
    Other assets:
      Cost in excess of net assets of acquired companies, net of accumulated
        amortization                                                                                24,598,000          23,040,000
      Other                                                                                          3,211,000           3,346,000
                                                                                                 -------------       -------------
                                                                                                 $ 222,165,000       $ 227,915,000
                                                                                                 =============       =============

                                        LIABILITIES
                                        -----------
    Current liabilities
      Short-term debt                                                                            $   2,321,000       $      17,000
      Accounts payable                                                                              69,147,000          80,404,000
      Accrued expenses                                                                              28,465,000          27,455,000
      Customer deposits                                                                              5,781,000           3,017,000
      Accrued salaries and wages                                                                     5,144,000           3,558,000
      Income taxes payable                                                                           1,581,000           1,419,000
      Net liabilities of discontinued operations                                                          -              6,498,000
                                                                                                 -------------       -------------

         Total current liabilities                                                                 112,439,000         122,368,000
                                                                                                 -------------       -------------
    Long-term liabilities                                                                            5,866,000           5,886,000
                                                                                                 -------------       -------------
                                                                                                   118,305,000         128,254,000
                                                                                                 -------------       -------------
    Commitments and contingencies (Note 6)

                                   STOCKHOLDERS' EQUITY
                                   --------------------
    Preferred stock, $1.00 par value; 100,000 shares authorized, none issued                              -                   -
    Common stock, $0.01 par value; 25,000,000 shares authorized, 12,541,000 and
      12,537,000 shares issued and outstanding at March 31, 2001 and 2000,
      respectively                                                                                     125,000             125,000
    Capital in excess of par value                                                                  26,889,000          26,800,000
    Retained earnings                                                                               93,770,000          85,256,000
    Less treasury stock, at cost; 2,138,000 and 1,540,000 shares at March 31,
      2001 and 2000, respectively                                                                   16,924,000          12,520,000
                                                                                                 -------------       -------------
                                                                                                   103,860,000          99,661,000
                                                                                                 -------------       -------------
                                                                                                 $ 222,165,000       $ 227,915,000
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

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                                          For the Year Ended March 31,
                                                                           --------------------------------------------------------
                                                                                 2001               2000                 1999
                                                                           ---------------    ---------------       --------------

 Revenue                                                                   $ 1,529,242,000    $ 1,200,297,000       $  720,561,000
 Cost of sales                                                               1,457,500,000      1,136,052,000          667,302,000
                                                                           ---------------    ---------------       --------------
     Gross profit                                                               71,742,000         64,245,000           53,259,000
                                                                           ---------------    ---------------       --------------
 Operating expenses:
   Salaries and wages                                                           26,299,000         21,587,000           18,842,000
   Executive severance charge                                                    3,505,000                -                    -
   Provision for bad debts                                                       7,909,000         19,250,000            5,079,000
   Other                                                                        19,877,000         16,490,000           14,277,000
                                                                           ---------------    ---------------       --------------
                                                                                57,590,000         57,327,000           38,198,000
                                                                           ---------------    ---------------       --------------
       Income from operations                                                   14,152,000          6,918,000           15,061,000
                                                                           ---------------    ---------------       --------------
 Other income (expense), net:
   Interest, net                                                                 1,617,000            377,000            1,601,000
   Earnings (losses) from aviation joint ventures, net                              24,000           (362,000)             199,000
   Non-recurring credit (charge) in aviation and marine segment                    365,000         (4,045,000)                 -
   Special provision for bad debts in aviation joint venture
    in Ecuador                                                                         -           (1,593,000)                 -
   Other, net                                                                      185,000            (23,000)            (261,000)
                                                                           ---------------    ---------------       --------------
                                                                                 2,191,000         (5,646,000)           1,539,000
                                                                           ---------------    ---------------       --------------
Income from continuing operations before income taxes                           16,343,000          1,272,000           16,600,000
Provision for income taxes                                                       4,557,000          1,444,000            2,910,000
                                                                           ---------------    ---------------       --------------
Income (loss) from continuing operations                                        11,786,000           (172,000)          13,690,000
Discontinued operations, net of tax:
  Income from operations of oil-recycling segment                                      -            1,564,000            1,417,000
  (Loss) gain on sale of oil-recycling segment                                  (1,152,000)         8,243,000                  -
                                                                           ---------------    ---------------       --------------
        (Loss) income from discontinued operations                              (1,152,000)         9,807,000            1,417,000
                                                                           ---------------    ---------------       --------------
 Net income                                                                $    10,634,000    $     9,635,000       $   15,107,000
                                                                           ===============    ===============       ==============
 Basic earnings (loss) per share:
   Continuing operations                                                   $          1.11    $         (0.01)      $         1.11
   Discontinued operations                                                               -               0.13                 0.11
   (Loss) gain on sale of discontinued operations                                    (0.11)              0.68                  -
                                                                           ---------------    ---------------       --------------
   Net income                                                              $          1.00    $          0.80       $         1.22
                                                                           ===============    ===============       ==============
   Weighted average shares - basic                                              10,644,000         12,045,000           12,375,000
                                                                           ===============    ===============       ==============
 Diluted earnings (loss) per share:
   Continuing operations                                                   $          1.11    $         (0.01)      $         1.10
   Discontinued operations                                                               -               0.13                 0.11
   (Loss) gain on sale of discontinued operations                                    (0.11)              0.68                  -
                                                                           ---------------    ---------------       --------------
    Net income                                                             $          1.00    $          0.80       $         1.21
                                                                           ===============    ===============       ==============
    Weighted average shares - diluted                                           10,663,000         12,045,000           12,533,000
                                                                           ===============    ===============       ==============

       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               ------------------------------------------------


                                    Common Stock           Capital in                            Treasury Stock
                              ------------------------     Excess of       Retained        -------------------------
                                Shares        Amount       Par Value       Earnings          Shares          Amount       Total
                              -----------  -----------  --------------  --------------  -----------  --------------  ---------------
Balance at March 31, 1998      12,492,000    $ 125,000   $  26,479,000    $ 65,364,000      11,000   $     (57,000)  $  91,911,000
  Purchases of stock                    -            -               -               -     324,000      (3,902,000)     (3,902,000)
  Cash dividends declared               -            -               -      (2,471,000)          -               -      (2,471,000)
  Other                            42,000            -         290,000               -      11,000        (138,000)        152,000
  Net income                            -            -               -      15,107,000           -               -      15,107,000
                               ----------    ---------    ------------    ------------   ---------   -------------   -------------

Balance at March 31, 1999      12,534,000      125,000      26,769,000      78,000,000     346,000      (4,097,000)    100,797,000
  Purchases of stock                    -            -               -               -   1,194,000      (8,423,000)     (8,423,000)
  Cash dividends declared               -            -               -      (2,379,000)          -               -      (2,379,000)
  Other                             3,000            -          31,000               -           -               -          31,000
  Net income                            -            -               -       9,635,000           -               -       9,635,000
                               ----------    ---------    ------------    ------------   ---------   -------------   -------------

Balance at March 31, 2000      12,537,000      125,000      26,800,000      85,256,000   1,540,000     (12,520,000)     99,661,000
  Purchases of stock                    -            -               -               -     598,000      (4,404,000)     (4,404,000)
  Cash dividends declared               -            -               -      (2,120,000)          -               -      (2,120,000)
  Other                             4,000            -          89,000               -           -               -          89,000
  Net income                            -            -               -      10,634,000           -               -      10,634,000
                               ----------    ---------    ------------    ------------   ---------   -------------   -------------

Balance at March 31, 2001      12,541,000    $ 125,000    $ 26,889,000    $ 93,770,000   2,138,000   $ (16,924,000)  $ 103,860,000
                               ==========    =========    ============    ============   =========   =============   =============




        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                      For the Year Ended March 31,
                                                                        --------------------------------------------------------
                                                                               2001               2000               1999
                                                                        ------------------  -----------------  -----------------
Cash flows from continuing operating activities:
 Income (loss) from continuing operations                                 $   11,786,000     $     (172,000)    $   13,690,000
                                                                          --------------     --------------     ----------------

Adjustments to reconcile income (loss) from continuing
 operations to net cash provided by continuing operating
 activities -
  Provision for bad debts                                                      7,909,000         19,250,000          5,079,000
  Depreciation and amortization                                                2,350,000          2,430,000          1,703,000
  Deferred income tax benefit                                                   (743,000)        (2,762,000)          (889,000)
  (Earnings) losses from aviation joint ventures, net                            (24,000)         1,955,000           (199,000)
  Non-recurring (credit) charge in aviation and marine segment                  (365,000)         4,045,000                  -
  Other non-cash operating charges (credits)                                     155,000             21,000             (7,000)

  Changes in assets and liabilities, net of acquisitions
   and dispositions:
    Accounts and notes receivable                                              9,000,000        (68,174,000)       (20,728,000)
    Inventories                                                                5,409,000         (5,100,000)          (605,000)
    Prepaid expenses and other current assets                                 (1,106,000)         1,348,000         (1,302,000)
    Other assets                                                                 347,000             50,000            483,000
    Accounts payable and accrued expenses                                    (10,213,000)        57,589,000          8,917,000
    Customer deposits                                                          2,764,000         (1,057,000)         1,538,000
    Accrued salaries and wages                                                 1,586,000              9,000            516,000
    Income taxes payable                                                         162,000           (233,000)          (764,000)
    Deferred compensation                                                       (880,000)            77,000            126,000
                                                                          --------------     --------------     --------------

    Total adjustments                                                         16,351,000          9,448,000         (6,132,000)
                                                                          --------------     --------------     --------------
  Net cash provided by continuing operating activities                        28,137,000          9,276,000          7,558,000
                                                                          --------------     --------------     --------------

Cash flows from investing activities:
 Capital expenditures                                                         (2,684,000)        (1,860,000)        (3,451,000)
 Payment for acquisition of businesses, net of cash acquired                  (1,824,000)        (4,184,000)                 -
 Investment in aviation joint venture                                         (1,036,000)                 -                  -
 Proceeds from the sale of oil-recycling segment                                       -         28,000,000                  -
 (Advances to) repayment from aviation joint venture, net                              -           (409,000)            77,000
                                                                          --------------     --------------     --------------

   Net cash (used in) provided by investing activities                        (5,544,000)        21,547,000         (3,374,000)
                                                                          --------------     --------------     --------------

Cash flows from financing activities:
 Dividends paid on common stock                                               (2,154,000)        (2,434,000)        (2,486,000)
 Purchases of treasury stock                                                  (4,404,000)        (8,423,000)        (3,902,000)
 Repayment of debt                                                               (18,000)        (1,456,000)           (23,000)
 (Payments) borrowings under revolving credit facility, net                            -         (4,000,000)         4,000,000
 Proceeds from issuance of common stock                                                -             10,000            297,000
                                                                          --------------     --------------     --------------

  Net cash used in financing activities                                       (6,576,000)       (16,303,000)        (2,114,000)
                                                                          --------------     --------------     --------------

Discontinued operations                                                       (9,813,000)         1,726,000           (222,000)
                                                                          --------------     --------------     --------------

Net increase in cash and cash equivalents                                      6,204,000         16,246,000          1,848,000

Cash and cash equivalents, at beginning of period                             32,773,000         16,527,000         14,679,000
                                                                          --------------     --------------     --------------

Cash and cash equivalents, at end of period                               $   38,977,000     $   32,773,000     $   16,527,000
                                                                          ==============     ==============     ==============

                                  (Continued)

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Continued)

                                                                                         For the Year Ended March 31,
                                                                               ----------------------------------------------------
                                                                                  2001               2000               1999
                                                                               --------------     --------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                                  $    254,000       $    838,000       $    257,000
                                                                               =============      =============      ============

     Income taxes                                                              $ 14,752,000       $  4,280,000       $  5,088,000
                                                                               =============      =============      ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Cash dividends declared, but not yet paid, totaling $520,000, $554,000 and $609,000 are included in accrued expenses as of March 31, 2001, 2000 and 1999, respectively.

     In connection with the sale of the oil-recycling segment in February 2000, World Fuel Services Corporation (the "Company") received $5,000,000 of EarthCare Company ("EarthCare") stock, subject to lock-up and price protection agreements. Pursuant to these agreements, half of the EarthCare stock could be sold after February 15, 2001, and the balance could be sold after August 15, 2001. As of March 31, 2000, the Company recorded the EarthCare stock as an investment. The current portion of $2,500,000 was included in Prepaid expenses and other current assets and the long-term portion of $2,500,000 was included in Other assets. In March 2001, as part of the settlement agreement between the Company, EarthCare, and Donald F. Moorehead, Jr., Chairman of EarthCare, Mr. Moorehead agreed to purchase the EarthCare stock owned by the Company for $4,979,000, representing the balance after deducting $21,000 received by the Company on a previous sale of 10,000 shares of EarthCare stock. As of March 31, 2001, the payment due from Mr. Moorehead is included in Prepaid expenses and other current assets. For additional information, see Note 2 and 6 in the Notes to the consolidated financial statements.

     In connection with the April 1999 acquisition of the Bunkerfuels group of companies, the Company issued 7 3/4% promissory notes totaling $4,250,000, payable over three years. See Notes 1 and 3, in the Notes to the consolidated financial statements, for additional information.

     In connection with the December 2000 joint venture agreement for PAFCO, L.L.C., the Company issued a non-interest bearing promissory note of $2,500,000, payable over five years. See Notes 1, 3 and 7, in the Notes to the consolidated financial statements, for additional information.

     In connection with the February 2001 acquisition of certain assets of Norse Bunker A.S., the Company issued a 7% promissory note of $540,000, payable in one year. See Notes 1 and 3, in the Notes to the consolidated financial statements, for additional information.












       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

Organization and Nature of Acquisitions
---------------------------------------

World Fuel Services Corporation began operations in 1984 as a used oil-recycler in the southeast United States. However, after sixteen years, the Company sold its oil-recycling business in February 2000. In 1986, the Company diversified its operations by entering, through an acquisition, the aviation fuel services business. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout most of the world through acquisitions and the establishment of new offices. In 1995, the Company further diversified its fuel services operations by entering the marine fuel services business through the acquisition of the Trans-Tec Services group of companies.

In April 1999, the Company continued the expansion of its global presence in the marine fuel services business by acquiring the operations of the Bunkerfuels group of companies. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group of companies are included with the results of the Company from April 1, 1999. The Company paid approximately $4,184,000 in cash, $4,250,000 in the form of 7 3/4% promissory notes, payable over three years, of which $1,410,000 was paid in March 2000 and $1,403,000 was paid in April 2001, and $197,000 in short term payables, which were paid to the sellers at closing. The outstanding balance of the promissory notes is collateralized by outstanding letters of credit. The cost in excess of net assets acquired amounted to approximately $8,520,000, including an estimated $78,000 in acquisition costs, and is being amortized over 35 years using the straight-line method. No other significant intangible assets existed at the date of acquisition.

In December 2000, the Company entered into a joint venture agreement with Signature Flight Support Corporation ("Signature"), a Delaware corporation, through the acquisition of a 50% equity interest in PAFCO, L.L.C. ("PAFCO") from Signature for $1,000,000 in cash, and $2,500,000 in the form of a non-interest bearing promissory note, payable over five years. PAFCO markets aviation fuel and related services. Under the equity method of accounting, the Company has recorded its share of PAFCO's results since January 1, 2001. The investment cost in excess of 50% of the net assets of PAFCO amounted to $2,978,000, after discounting the promissory note at 9% and including an estimated $36,000 in acquisition costs. The investment cost is being amortized over 10 years using the straight-line method. No other significant intangible assets existed at the date of acquisition. See Note 7 for additional information.

In February 2001 and March 2001, the Company acquired Norse Bunker A.S., a Norway corporation, and TransportEdge, Inc., a Delaware corporation, respectively, for an aggregate purchase price of approximately $2,364,000, including an estimated $64,000 in acquisition costs. These acquisitions were accounted for as purchases. Accordingly, the operations of these acquisitions have been included in the results of the Company since their respective dates of acquisition. The cost in excess of net assets acquired, or goodwill, for these acquisitions amounted to approximately $2,364,000. The goodwill is being amortized over 20 years for Norse Bunker A.S., a marine fuel marketer, and 7 years for TransportEdge, Inc., a software development company, using the straight-line method. No other significant intangible assets existed at the dates of these acquisitions. Subsequent to March 31, 2001, the Company made another acquisition for approximately $5,000,000, and this acquisition will be accounted for as a purchase.

Basis of Consolidation
----------------------

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts of the Company and its majority owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits. Investments in non-majority controlled subsidiaries representing ownership of at least 20%, but less than 50%, are accounted for under the equity method. Accordingly, the Company uses the equity method of accounting to record its share of the earnings and losses of its aviation joint ventures.

Cash and Cash Equivalents
-------------------------

The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. The Company's interest earning cash and cash equivalents amounted to $37,398,000 and $31,212,000 at March 31, 2001 and 2000, respectively, consisting principally of bank repurchase agreements collateralized by the United

States Government, bank money market accounts, and commercial paper rated A1P1. Interest income, included in Interest, net, in the accompanying Consolidated Statements of Income, totaled $1,965,000, $1,330,000 and $1,851,000 for the years ended March 31, 2001, 2000 and 1999, respectively.


Inventories
-----------

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include fuel purchase costs, and the related transportation costs and storage fees. Also included in inventories are costs not yet billed, consistent with the Company's revenue recognition policies.

Property and Equipment
----------------------

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                        YEARS
                                                                     ----------

        Leasehold and improvements                                      10
        Office equipment, computer equipment and software               3 - 8

Costs of major additions and improvements, including appropriate interest, are capitalized and expenditures for maintenance and repairs which do not extend the life of the asset are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by the Company are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Computer software costs are accounted for under Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs", which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. As of March 31, 2001 and 2000, capitalized computer software costs, including web site development costs, amounted to $2,605,000 and $2,791,000, net of accumulated amortization of $1,099,000 and $522,000, respectively, and were included in Office equipment, computer equipment and software in the accompanying Consolidated Balance Sheets. In addition, as of March 31, 2001, capitalized computer software development costs in progress, including web site development cost, amounted to $1,101,000.

Cost in Excess of Net Assets of Acquired Companies
--------------------------------------------------

Cost in excess of net assets of acquired companies is being amortized over 7-40 years using the straight-line method. For the years ended March 31, 2001, 2000, and 1999, the Company recorded amortization expense of $750,000, $730,000, and $481,000, respectively. As of March 31, 2001 and 2000, accumulated amortization amounted to $3,490,000 and $2,740,000, respectively. Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of this asset may warrant revision or that the remaining balance of this asset may not be recoverable.

The Company's policy is to assess any impairment in value by making a comparison of the current and projected undiscounted cash flows associated with each business segment, to the carrying amount of the unamortized costs in excess of the net assets of the acquired companies. Such carrying amount would be adjusted, if necessary, to reflect any impairment in the value of the asset based on the amount, if any, by which the carrying value exceeds fair value.

Revenue Recognition
-------------------

Revenue is generally recorded in the period when the sale is made or as the services are performed. The Company contracts with third parties to provide the fuel and/or delivery of most services. This causes delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the actual delivery of fuel or service was performed. This policy does not result in reported results that are materially different than if the revenue were recognized in the period of actual performance.

In December 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The Company adopted SAB 101, effective June 30, 2000, as required. The implementation of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Accounting for Derivatives
--------------------------

Premiums received or paid for fuel price cap agreements are amortized to premium revenue and expense, respectively, over the term of the caps. Unamortized premiums are included in accrued expenses on a net basis. Accounts receivable or payable under fuel price swap agreements related to the physical delivery of product are recognized as deferred gains or losses, which are included in prepaid expenses and other current assets on a net basis, until the underlying physical delivery transaction is recognized in income. The Company follows the accrual method for fuel price swap agreements which do not involve physical delivery. Under the accrual method, each net receipt due or payment owed under the derivative instrument is recognized in income as fee income or expense, respectively, during the period to which the receipt or payment relates.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," are effective for the Company's fiscal year ending March 31, 2002. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that qualifying derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. Adoption of SFAS No. 133, as amended, is not expected to have a material effect on its financial position or results of operations.

Income Taxes
------------

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective countries of incorporation, where applicable. The Company provides for deferred income taxes on temporary differences arising from assets and liabilities whose basis are different for financial reporting and U.S. federal, state and non-U.S. income tax purposes. A valuation allowance is recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized. For the periods herein presented, no valuation allowance was recorded.

Foreign Currency Translation
----------------------------

The Company's primary functional currency is the U.S. Dollar, which also serves as its reporting currency. Most non-U.S. entities translate monetary assets and liabilities at fiscal year-end exchange rates while non-monetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. For the fiscal years ended March 31, 2001, 2000, and 1999, the Company recorded net foreign currency translation losses, which are included in Other, net, of $127,000, $428,000, and $167,000, respectively, relating to the translation of non-U.S. entities' assets, liabilities, income, and expense.

Some of the Company's purchases, from certain aviation fuel suppliers, are denominated in local currency. Foreign currency exchange gains and losses on transactions are included in Other, net, in the period incurred, and amounted to a net gain of $376,000 and $312,000 for the years ended March 31, 2001 and 2000, respectively, and a net loss of $89,000 for the year ended March 31, 1999.

Earnings Per Share
------------------

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and non-employee stock options and warrants. The Company's net income is the same for basic and diluted earnings per share calculations.

The Company had approximately 1,226,000, 1,088,000, and 406,000 options and warrants outstanding for the fiscal years ended March 31, 2001, 2000, and 1999, respectively, which were not included in the calculation of diluted earnings per share because their impact was antidilutive.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates primarily relate to the realizability of accounts and notes receivable, and unsettled transactions and events as of the date of the financial statements. Accordingly, actual results could differ from estimated amounts.

Fair Value of Financial Instruments
-----------------------------------

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

Cash and cash equivalents, accounts and notes receivable, net, and accounts payable are reflected in the accompanying Consolidated Balance Sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt. At March 31, 2001, the carrying value of the long-term debt approximated the fair value of such instruments.

Comprehensive Income
---------------------

Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which are presented in association with a company's financial statements. There were no significant items of other comprehensive income, and, thus, net income is equal to comprehensive income for all periods presented.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.


(2)    DISCONTINUED OPERATIONS
------------------------------

In January 2000, the Company's Board of Directors authorized the sale of its oil-recycling segment. Accordingly, as of December 31, 1999, the Company reported its oil-recycling segment as a discontinued operation. The consolidated financial statements of the Company from prior to December 31, 1999 have been reclassified to report separately the net assets and operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations.

In February 2000, the Company sold the stock of its oil-recycling subsidiaries, the International Petroleum Corporation group ("IPC"), to EarthCare Company. Pursuant to the stock purchase agreement between the parties, the Company received $28,000,000 in cash and $5,000,000 in EarthCare common stock, subject to lock-up and price protection agreements. In addition to the $33 million purchase price, after the sale, EarthCare was to pay the Company the value of certain assets employed in the oil-recycling business through the collection of the Company's accounts receivable by EarthCare and the sale of inventory, prepaids and other assets to EarthCare. EarthCare failed to pay the Company the amounts due after closing of the sale, and the Company commenced legal proceedings to collect these amounts.

In March 2001, the Company entered into a settlement agreement with EarthCare (the "Settlement Agreement") which dismissed the pending proceedings. Pursuant to this settlement, in April 2001, the Company received $1,750,000 from EarthCare, in settlement of amounts due to the Company. The Settlement Agreement also released the Company from all indemnifications previously provided to EarthCare, including environmental indemnifications, as stated in the original purchase agreement for the IPC companies. The settlement resulted in a reduction in the amount of assets the Company ultimately realized in connection with the discontinuance of its used oil-recycling business. Accordingly, this was reflected in a non-recurring after-tax charge of $656,000 to the Company's discontinued operations for the year ended March 31, 2001. The Company also recorded additional income taxes of $496,000 in discontinued operations based on the actual fiscal 2000 income tax returns filed. As of March 31, 2001, the $1,750,000 settlement is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

As part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare, agreed to purchase the EarthCare stock owned by the Company for $4,979,000, representing the balance after deducting $21,000 received by the Company from a previous sale of 10,000 shares of EarthCare stock. On May 1, 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. The Company has commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by the Company. The Company believes it will recover the full amount due under the contract. See Note 6, Commitments and Contingencies - Legal Matters. As of March 31, 2001, the payment due from Mr. Moorehead is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. As of March 31, 2000, the Company recorded the EarthCare stock as an investment. Pursuant to the lock-up and price protection agreements, half of the EarthCare stock could be sold after February 15, 2001, and the balance could be sold after August 15, 2001. Accordingly , the current portion, or $2,500,000 was included in Prepaid expenses and other current assets and the long-term portion, or $2,500,000 was included in Other assets in the accompanying Consolidated Balance Sheets.

During fiscal 2000, the Company recognized net income of $9,807,000 on the disposal of its oil-recycling segment. Net income from discontinued operations included $1,564,000, net of $980,000 in taxes, for the oil-recycling segment operating income for the ten months ended January 31, 2000, the measurement date, and $8,243,000, net of $5,218,000 in taxes and $92,000 in provision for certain costs during the phase-out period, for the gain on sale of the segment.

At March 31, 2000, the Company reported current net liabilities of discontinued operations of $6,498,000, which consisted of $9,168,000 in income taxes payable, partially offset by $2,670,000 of current net assets of discontinued operations. Revenue applicable to the discontinued operations was $22,462,000 and $23,621,000 for fiscal 2000 and 1999, respectively. Income from operations of the discontinued operations for the years ended March 31, 2000 and 1999, was $2,537,000 and $2,337,000, respectively.


(3)      DEBT OBLIGATIONS
-------------------------

Short-term debt consisted of the following at March 31:

                                                                                         2001               2000
                                                                                   -----------------  -----------------
     7.00% promissory note issued in connection with business acquisition,
     payable on February 12, 2002                                                  $         540,000  $               -

     Current maturities of long-term debt                                                  1,781,000             17,000
                                                                                   -----------------  -----------------

              Total short-term debt                                                $       2,321,000  $          17,000
                                                                                   =================  =================


Long-term debt consisted of the following at March 31:
                                                                                                 2001               2000
                                                                                           -----------------  -----------------
     Promissory notes issued in connection with business acquisitions:

         7.75% promissory note, payable annually through April 2, 2002, secured
         by letters of credit                                                                $  2,832,000        $  2,840,000

         Non-interest bearing promissory note of $2,500,000, payable annually through
         January 5, 2006, net of unamortized imputed discount (at 9%) of $513,000 at
         March 31, 2001                                                                         1,987,000                   -

     Other                                                                                        120,000             138,000
                                                                                           --------------     ---------------
          Long-term debt                                                                        4,939,000           2,978,000

     Less current maturities of long-term debt                                                 (1,781,000)            (17,000)
                                                                                           --------------      --------------
         Total long-term debt                                                                $  3,158,000        $  2,961,000
                                                                                           ==============      ==============


The Company has a $30,000,000 unsecured revolving credit facility with a sublimit of $15,000,000 for letters of credit. Approximately $10,658,000 in letters of credit were outstanding under the credit facility as of March 31, 2001. Any outstanding principal and interest matures on November 29, 2003. The revolving credit facility bears interest at market rates, as defined under the credit facility. Interest is payable quarterly in arrears. The credit facility imposes certain operating and financial restrictions. The Company's failure to comply with the obligations under the revolving credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair the Company's ability to receive advances. The Company also had a $10,000,000, 364-day unsecured revolving credit facility which matured on April 7, 2001. There were no outstanding principal balances on the credit facilities at March 31, 2001. As of March 31, 2001, the Company was in compliance with the operating and financial requirements under the credit facilities.

Aggregate annual maturities of long-term debt as of March 31, 2001, are as follows:

     Fiscal year ending March 31,
     ----------------------------

     2002                                        $  1,781,000
     2003                                           1,796,000
     2004                                             398,000
     2005                                             433,000
     2006                                             471,000
     Thereafter                                        60,000
                                                 ------------
                                                 $  4,939,000
                                                 ============


Interest expense, which is included in Interest, net, in the accompanying Consolidated Statements of Income, is as follows for the years ended March 31:


                                                               2001             2000             1999
                                                           --------------   --------------  ---------------
Interest cost                                                 $  377,000       $  953,000       $  325,000
Less capitalized interest on capital expenditures                 29,000                -           76,000
                                                           -------------    -------------   --------------
Interest expense                                              $  348,000       $  953,000       $  249,000
                                                           =============    =============   ==============


(4)    INCOME TAXES
-------------------

United States and non-U.S. income (loss) from continuing operations before income taxes, based on the country of incorporation of the Company and its subsidiaries, consist of the following for the years ended March 31:

                                2001                 2000              1999
                          ---------------      ---------------      -------------
    United States            $ (5,014,000)        $ (1,769,000)      $    902,000
    Non-U.S.                   21,357,000            3,041,000         15,698,000
                          ---------------      ---------------      -------------

                             $ 16,343,000         $  1,272,000       $ 16,600,000
                          ===============      ===============      =============

The provision (benefit) for income taxes related to continuing operations consist of the following components for the years ended March 31:

                                2001                  2000                1999
                             -----------          -----------          -----------
        Current:
            U.S. federal     $   106,000          $   584,000          $   549,000
            State                (99,000)            (386,000)             283,000
            Non-U.S.           5,293,000            4,008,000            2,967,000
                             -----------          -----------          -----------
                               5,300,000            4,206,000            3,799,000
                             -----------          -----------          -----------

        Deferred:
            U.S. federal      (1,109,000)            (479,000)            (749,000)
            State                233,000             (139,000)             (80,000)
            Non-U.S.             133,000           (2,144,000)             (60,000)
                             -----------          -----------          -----------
                                (743,000)          (2,762,000)            (889,000)
                             -----------          -----------          -----------

              Total          $ 4,557,000          $ 1,444,000          $ 2,910,000
                             ===========          ===========          ===========

The difference between the reported income tax provision and the provision computed by applying the statutory U.S. federal income tax rate currently in effect to income from continuing operations before income taxes for each of the three years ended March 31, 2001, is primarily due to state income taxes and the effect of non-U.S. income tax rates and foreign tax credits.

The Company's share of undistributed earnings of non-U.S. subsidiaries not included in its consolidated U.S. federal income tax return that could be subject to additional U.S. federal income taxes, if remitted, was approximately $39,505,000 and $41,187,000 at March 31, 2001 and 2000, respectively. The distribution of these earnings would result in additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. No provision has been recorded for the U.S. taxes that could result from the remittance of such earnings since the Company intends to reinvest these earnings outside the U.S. indefinitely and it is not practicable to estimate the amount of such taxes.

During fiscal 2001, the Company's non-U.S. subsidiaries remitted $21,500,000 of earnings to the Company. The distribution of these earnings did not result in any significant additional U.S. federal income taxes for the year ended March 31, 2001 due to foreign income tax credits and previously provided U.S. federal income taxes.

The temporary differences which comprise the Company's net deferred income tax assets are as follows:

                                                                                                 March 31,
                                                                                    ----------------------------------
                                                                                          2001                2000
                                                                                    --------------       -------------
     Excess of provision for bad debts over charge-offs                             $   4,330,000        $   4,921,000

     Accrued expenses recognized for financial reporting
       purposes, not currently tax deductible                                           1,005,000            1,090,000

     Excess of tax over financial reporting amortization
       of identifiable intangibles                                                      (963,000)             (657,000)

     Foreign income tax credits                                                        2,491,000                     -

     Other, net                                                                         (481,000)             (128,000)
                                                                                    ------------          ------------
     Total deferred income tax assets, net                                          $  6,382,000          $  5,226,000
                                                                                    ============          ============
     Deferred income tax assets, current                                            $  7,045,000          $  4,993,000
                                                                                    ============          ============
     Deferred income tax assets, non-current                                        $          -          $    233,000
                                                                                    ============          ============
     Deferred income tax liabilities, non-current                                   $    663,000          $          -
                                                                                    ============          ============

The deferred current and non-current income tax assets, and deferred non-current income tax liabilities are included in Prepaid expenses and other current assets, Other assets, and Long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. The Company's foreign income tax credits will expire after fiscal 2006.

During fiscal 2000, the Internal Revenue Service commenced an examination of the Company's consolidated U.S. Federal Income Tax returns for the fiscal years ended March 31, 1999 and 1998. The Company does not anticipate that the results of such examination will have a material adverse impact on its result of operations or financial position.


(5)    STOCKHOLDERS' EQUITY
---------------------------

Treasury Stock
--------------

The Company's Board of Directors, from time to time, has authorized certain stock repurchase programs whereby the Company could repurchase the Company's common stock, subject to certain restrictions pursuant to the Company's credit facility. The Board of Directors resolved that the repurchased shares may be reissued for any proper corporate purpose, without limitation and including future acquisitions. The following summarizes the status of the Company's common stock repurchase programs:


                                                                        Repurchases                          Remaining
                                       Authorized       -----------------------------------------------     Authorized
                                          Stock                          Aggregate        Average             Stock
     Stock Repurchase Programs         Repurchases         Shares           Cost            Price          Repurchases
     -----------------------------  ----------------   --------------   --------------   ------------   ---------------
     August 1998                       $ 6,000,000         616,000       $  6,000,000      $  9.74          $       -

     January 2000                      $10,000,000       1,391,000       $ 10,000,000      $  7.19          $       -

     September 2000                    $10,000,000         109,000       $    730,000      $  6.70          $ 9,270,000
                                                         ---------       ------------
                                                         2,116,000       $ 16,730,000
                                                         =========       ============

Pursuant to these programs, the Company repurchased 324,000 shares at an aggregate cost of $3,902,000; 1,194,000 shares at an aggregate cost of $8,423,000; and 598,000 shares at an aggregate cost of $4,404,000 during fiscal 1999, 2000, and 2001, respectively.

Dividends
---------

The Company declared cash dividends of $0.20 per share of common stock during each of the three fiscal years ended March 31, 2001. On May 30, 2001, the Company's Board of Directors approved a special cash dividend of $0.10 per share and an increase to its annual regular cash dividend from $0.20 per share to $0.30 per share. The special cash dividend of $0.10 per share and the regular cash dividend for the first quarter of fiscal 2002 of $0.075 were declared on May 31, 2001.

Warrants
--------

On July 1, 2000, the Company granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to the Company. The warrant entitles the holder to purchase up to 50,000 shares of the Company's common stock at an exercise price of $9.50 per share, for a period of three years. In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued through Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company determined the fair value of this warrant to be approximately $60,000 based on the Black-Scholes option-pricing model. On October 2000, the Company terminated its relationship with the investment-banking firm. Accordingly, the Company expensed the entire estimated value of this warrant during the year ended March 31, 2001.

Employee Stock Option Plans
---------------------------

In August 1996, the Company's Board of Directors authorized the 1996 Employee Stock Option Plan (the "1996 Plan"), which received stockholder approval at the Company's 1997 annual shareholders' meeting. Under the provisions of the 1996 Plan, the Company's Board of Directors is authorized to grant Incentive Stock Options ("ISO") to employees of the Company and its subsidiaries and Non-Qualified Stock Options ("NSO") to employees, independent contractors and agents. The 1996 Plan, as amended in August 1998, permits the issuance of options to purchase up to an aggregate of 1,250,000 shares of the Company's common stock. As of March 31, 2001, options to purchase 1,212,910 shares of the Company's common stock remain outstanding under the 1996 Plan and 37,090 shares are available for future grant. Subsequent to March 31, 2001, additional options to purchase 10,000 shares of the Company's stock were granted.

The minimum price at which any option may be exercised will be the fair market value of the stock on the date of grant; provided, however, that with respect to ISOs granted to an individual owning more than 10% of the Company's outstanding common stock, the minimum exercise price will be 110% of the fair market value of the common stock on the date of grant. All ISOs granted pursuant to the 1996 Plan must be exercised within ten years after the date of grant, except that ISOs granted to individuals owning more than 10% of the Company's outstanding common stock and NSOs must be exercised within five years after the date of grant. A majority of the ISOs and NSOs granted vest over two years.

The following summarizes the status of the 1996 Plan and the related transactions for the years ended March 31, 2001, 2000, and 1999:

                                                        Options Outstanding              Options Exercisable
                                                    -------------------------------   -----------------------------
                                                                       Weighted-                       Weighted-
                                                                        Average                         Average
                                                                        Exercise                       Exercise
                                                       Options           Price          Options          Price
                                                    ---------------   -------------   -------------  --------------
    Options outstanding at March 31, 1998                 360,500      $   13.76          17,516       $   11.42
    Granted                                               457,500          17.98
                                                        ---------
    Options outstanding at March 31, 1999                 818,000          16.12         242,504           11.85
    Granted                                                53,500          11.44
    Forfeited/expired                                     (15,000)         15.32
                                                        ---------
    Options outstanding at March 31, 2000                 856,500          15.84         380,578           14.48
    Granted                                               402,500           8.22
    Forfeited/expired                                     (46,090)         15.36
                                                        ---------
    Options outstanding at March 31, 2001               1,212,910      $   13.33         909,631       $   14.23
                                                        =========      =========         =======       =========

The following table summarizes information about stock options outstanding at March 31, 2001 under the 1996 Plan:

                                         Options Outstanding                              Options Exercisable
                                  --------------------------------------------------  -----------------------------
                                                       Weighted-
                                                        Average         Weighted-                      Weighted-
                                                       Remaining         Average                        Average
                                                      Contractual       Exercise                        Exercise
    Range of Exercise Prices          Options        Life (Years)         Price         Options          Price
    -----------------------------  ---------------  ----------------  --------------  -------------   -------------
    $ 7.40 to $ 9.25                    402,500               9.7       $      8.22       200,000          $   7.40
    $10.75 to $19.38                    450,724               6.5             11.94       372,382             12.00
    $20.25 to $21.63                    359,686               7.0             20.79       337,249             20.75
                                      ---------                                           -------
    Total                             1,212,910                         $     13.33       909,631          $  14.23
                                      =========                         ===========       =======          ========

In May 2001, the Company's Board of Directors authorized the 2001 Omnibus Plan, subject to stockholders' approval at the next annual shareholders' meeting. Under the provisions of the 2001 Omnibus Plan, the Company's Compensation Committee of the Board of Directors is authorized to grant various stock based awards to employees, including stock options, to purchase up to an aggregate of 500,000 shares of the Company's common stock.

The Company's 1986 Employee Stock Option Plan (the "1986 Plan") expired in January 1996. Options granted, but not yet exercised, survive the 1986 Plan until the options expire. As of March 31, 2001, the exercise prices of these options ranged from $6.67 to $8.39. The weighted average remaining contractual life of these options is 3.9 years at March 31, 2001. The following summarizes the status of the 1986 Plan and the related transactions for the years ended March 31, 2001, 2000, and 1999:

                                                         Options Outstanding               Options Exercisable
                                                    -------------------------------   -----------------------------
                                                                       Weighted-                       Weighted-
                                                                        Average                         Average
                                                                        Exercise                       Exercise
                                                       Options           Price          Options          Price
                                                    ---------------   -------------   -------------  --------------
     Options outstanding at March 31, 1998               175,091          $   7.16        155,670         $   7.00
     Exercised                                           (32,344)             6.89
                                                         -------
     Options outstanding at March 31, 1999               142,747              7.22        142,747             7.22
     Exercised                                            (1,500)             6.89
     Forfeited/expired                                    (5,624)             6.22
                                                         -------
     Options outstanding at March 31, 2000               135,623              7.26        135,623             7.26
     Forfeited/expired                                    (4,125)             6.89
                                                         -------
     Options outstanding at March 31, 2001               131,498          $   7.27        131,498         $   7.27
                                                         =======          ========        =======         ========

In addition to the options shown in the above tables, prior to 1996, the Company issued certain non-qualified options outside of the 1986 Plan. As of March 31, 2001, such non-qualified stock options are exercisable and entitle the holders thereof to purchase a total of 45,898 shares of the Company's common stock at exercise prices ranging from $6.89 to $8.39 per share. As of March 31, 2001, the weighted average exercise price and remaining contracted life of these options are $7.56 and 3.9 years, respectively.

Non-Employee Directors Stock Option Plan
----------------------------------------

In August 1994, at the annual shareholders' meeting, the 1993 Non-Employee Directors Stock Option Plan (the "1993 Directors Plan") was adopted. The 1993 Directors Plan, as amended in August 1997 and September 2000, permits the issuance of options to purchase up to an aggregate of 150,000 shares of the Company's common stock.

Under the 1993 Directors Plan, members of the Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates will receive annual stock options to purchase common stock in the Company pursuant to the following formula. Each non-employee director will receive a non-qualified option to purchase 5,000 shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 5,000 shares each year that the individual is re-elected. The stock option grant was increased from 2,500 shares to 5,000 shares during fiscal 2001, when the Company's Board of Directors authorized an amendment to the 1993 Directors Plan.

The exercise price for options granted under the 1993 Directors Plan may not be less than the fair market value of the common stock, which is defined as the closing price for the common stock at the end of the day preceding the grant. Options granted under the 1993 Directors Plan become fully exercisable one year after the date of grant. All options expire five years after the date of grant. The exercise price must be paid in cash or in common stock, subject to certain restrictions. As of March 31, 2001, options to purchase 67,500 shares of the Company's common stock remain outstanding under the 1993 Directors Plan and 61,250 shares are available for future grant. The exercise price of the options granted and outstanding under the 1993 Directors Plan ranged from $7.00 to $14.88. The weighted average remaining contractual life of these options is 2.9 years at March 31, 2001.

The following summarizes the status of the 1993 Directors Plan and the related transactions for the years ended March 31, 2001, 2000, and 1999:

                                                         Options Outstanding              Options Exercisable
                                                    -------------------------------   -----------------------------
                                                                       Weighted-                       Weighted-
                                                                        Average                         Average
                                                                        Exercise                       Exercise
                                                       Options           Price          Options          Price
                                                    ---------------   -------------   -------------  --------------
      Options outstanding at March 31, 1998               46,875         $   11.19         31,875         $   9.46
      Granted                                             10,000             14.88
      Exercised                                           (7,500)             9.92
                                                          ------
      Options outstanding at March 31, 1999               49,375             12.13         39,375            11.44
      Granted                                             10,000             13.69
      Forfeited/expired                                   (9,375)             8.37
                                                          ------
      Options outstanding at March 31, 2000               50,000             13.15         40,000            13.02
      Granted                                             25,000              7.94
      Forfeited/expired                                   (7,500)             9.25
                                                          ------
      Options outstanding at March 31, 2001               67,500         $   11.65         42,500         $  13.84
                                                          ======         =========         ======         ========

Stock Options Pro forma Disclosures
-----------------------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Company's stock option plans. Accordingly, no compensation expense has been recognized for stock options granted to employees and non-employee directors when the exercise price is at or above fair market value. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the pro forma effects of these stock options under the fair value method, which would be to reduce the Company's net income by $435,000, $483,000 and $399,000 for fiscal 2001, 2000 and 1999, respectively, with a corresponding reduction in basic and diluted earnings per share of $0.04 for fiscal 2001 and 2000, and $0.03 for fiscal 1999.

The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $1.12, $2.48 and $3.39, respectively. The fair value of each option granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 4 years for fiscal 2001, 2000 and 1999; dividend yields of 1.74%, 1.45% and 1.39% for fiscal 2001, 2000 and 1999, respectively; and risk-free interest rates of 5.04%, 5.06% and 5.40% for fiscal 2001, 2000 and 1999, respectively. In addition, the Company utilized an expected volatility assumption of 20% for fiscal 2001 and 2000, and 15% for fiscal 1999.

(6)    COMMITMENTS AND CONTINGENCIES
------------------------------------

Lease Commitments
-----------------

At March 31, 2001, the future minimum lease payments under operating leases with an initial non-cancelable term in excess of one year are as follows:

     Fiscal year ending March 31,
     ----------------------------

     2002                                        $ 1,005,000
     2003                                            733,000
     2004                                            305,000
     2005                                            253,000
     2006                                            227,000
     Thereafter                                      166,000
                                                 -----------
                                                 $ 2,689,000
                                                 ===========

Rental expense under operating leases with an initial non-cancelable term in excess of one year was $1,101,000, $1,176,000, and $1,081,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

Service Contract Commitments
----------------------------

In the normal course of business, the Company has entered into service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. At March 31, 2001, the future minimum payments under these service contracts with an initial non-cancelable term in excess of one year are as follows:

     Fiscal year ending March 31,
     ----------------------------
     2002                                         $  798,000
     2003                                            129,000
     2004                                             32,000
                                                  ----------
                                                  $  959,000
                                                  ==========

Surety Bonds
------------

In the normal course of business, the Company is required to post bid, performance and garnishment bonds. The majority of the bonds issued relate to the Company's aviation fuel services business. As of March 31, 2001, the Company had $10,200,000 in outstanding bonds.

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivable and notes receivable. The Company extends credit on an unsecured basis to many of its customers. In the aviation fuel services segment, the Company's largest credit line to a single customer is $3,000,000. In the marine fuel services segment, the Company has extended lines of credit to certain customers in amounts exceeding $5,000,000. The Company's success in attracting business has been due, in part, to its willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and otherwise would be required to prepay or post cash collateralized letters of credit with their suppliers of fuel. The Company does not insure its receivables and diversification of credit risk is difficult since the Company sells primarily in the aviation and marine industries. In addition, during fiscal 2001, world oil prices continued to exhibit volatility and have remained high. Fuel costs represent a significant part of an airline's and vessel's operating expenses. Accordingly, the increase in fuel prices has to date, and will continue to adversely affect the Company's customers.

The Company's management recognizes that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of this risk is essential to the Company's success. The Company's sales executives and their respective staff meet regularly to evaluate credit exposure in the aggregate, and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. The Company also has a credit committee for each of its segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio.

Pollution and Third Party Liability
-----------------------------------

In the aviation and marine fuel segments, the Company utilizes subcontractors which provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. The Company is subject to possible claims by customers, regulators and others who may be injured by a spill or other accident. In addition, the Company may be held liable for damages to the environment arising out of such events. Although the Company generally requires its subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. The Company's liability insurance policy does not cover the acts or omissions of its subcontractors. If the Company is held responsible for any liability caused by its subcontractors, and such liability is not adequately covered by the subcontractor's insurance and is of sufficient magnitude, the Company's financial position and results of operations will be adversely affected.

The Company has exited several environmental businesses which handled hazardous and non-hazardous waste. This waste was transported to various disposal facilities and/or treated by the Company. The Company may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or required to clean up facilities previously operated by the Company, in certain cases pursuant to current U.S. federal and state laws and regulations.

The Company continuously reviews the adequacy of its insurance coverage. However, the Company lacks coverage for various risks. An uninsured claim arising out of the Company's activities, if successful and of sufficient magnitude will have a material adverse effect on the Company's financial position and results of operations.

Legal Matters
-------------

In February and March 2000, two shareholders filed class action lawsuits against the Company and four of its executive officers in the United States District Court for the Southern District of Florida. The lawsuits were subsequently consolidated. The lawsuit alleged violations of U.S. federal securities laws and sought an unspecified amount of damages arising from the decrease in the Company's stock price on January 31, 2000. In June 2000, the plaintiffs amended their complaint to delete two of the claims made therein and to drop two of the Company's officers as defendants. In December 2000, the United States District Court of the Southern District of Florida dismissed the lawsuit filed against the Company and its executive officers and in April 2001, the same Court denied the plaintiffs' motion to alter and/or amend the case dismissal judgment.

In February 2000, the Company filed a lawsuit against American Home Assurance Company ("AHAC"), a subsidiary of AIG, seeking recovery under the Company's insurance policies for the Company's loss of product by theft off the coast of Nigeria. Six of the Company's shipments of marine fuel, with a total value of approximately $2,683,000, were diverted in the course of transshipment to Nigeria, and were never received by the Company's intended customer. AHAC is contesting the Company's insurance claim. The Company intends to vigorously prosecute its action against AHAC.

In March 2001, the Company and EarthCare entered into a Settlement Agreement which resolved their differences with respect to the sale of the Company's oil-recycling segment, dismissed all pending proceedings and released each other from other obligations arising from the sale. In connection with the Settlement Agreement, the Company received a settlement payment from EarthCare of $1,750,000 in April 2001. In addition, as part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare, agreed to purchase the EarthCare stock owned by the Company for $4,979,000. On May 1, 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. The Company has commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by the Company.

In April 2001, Miami-Dade County in Florida (the "County") filed suit (the "County Suit") against 17 defendants to seek reimbursement from such parties for the cost of remediating environmental contamination at Miami International Airport (the "Airport"). One of those defendants is Page Avjet Fuel Corporation, now known as PAFCO L.L.C. ("PAFCO"). On or about December 31, 2000, the Company acquired a 50% interest in PAFCO from Signature Flight Support Corporation ("Signature"). Pursuant to the acquisition agreement, dated December 22, 2000, relating to the PAFCO transaction, Signature agreed to indemnify the Company for all liabilities of PAFCO arising prior to the closing ("Closing") of the Company's purchase of its interest in PAFCO. Because the Airport contamination occurred prior to Closing, the Company believes that the County Suit is covered by Signature's indemnification obligation. The Company has notified Signature of the County Suit, as stipulated in the acquisition agreement. The Company expects Signature to defend this claim on behalf of PAFCO and at Signature's expense.

On or about April 9, 2001, the County sent a letter to approximately 250 potentially responsible parties ("PRP's") including the Company and a subsidiary, advising them of their potential liability for the clean-up costs which are the subject of the County Suit. The County has threatened to add the PRP's as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. On May 4, 2001, the Company advised the County that: (1) neither the Company nor any of its subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent the Company or any subsidiary was so responsible, their liability was subject to indemnification by the County pursuant to the indemnity provisions contained in the lease agreement with the County.

The Company intends to vigorously defend all claims asserted by the County relating to environmental contamination at the Airport. The Company believes its liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to the other World Fuel companies.

There can be no assurance that the Company will prevail on the above legal proceedings and management cannot estimate the exposure or recovery to the Company if it does not prevail. A ruling against the Company in any of the proceedings described above may have a material adverse effect on the Company's financial condition and results of operation. The Company is also involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above, the Company's liability, if any, under any pending litigation or administrative proceedings, will not materially affect its financial condition or results of operations.

Purchase Commitments and Off-Balance Sheet Transactions (Derivatives)
---------------------------------------------------------------------

To take advantage of favorable market conditions or for competitive reasons, the Company enters into short-term cancelable fuel purchase commitments for the physical delivery of product in the United States. The Company simultaneously may hedge the physical delivery through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations.

The Company offers its marine customers swaps and caps as part of its fuel management services. Typically, the Company simultaneously enters into the commodity based derivative instruments with its customer and a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, the Company does not anticipate non-performance by such counterparties. Pursuant to these transactions, the Company is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by the Company. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting additional credit criteria. As of March 31, 2001, the Company had one outstanding swap contract for 45,000 metric tons expiring on December 31, 2001. Gains or losses on these contracts are recognized at the completion of each transaction.

Employment Agreements
---------------------

On July 31, 2000, the Company's Board of Directors terminated the employment of its Chairman ("Former Chairman"). Pursuant to the terms of the Former Chairman's employment agreement, the Company was required to pay severance equal to three times the executive's average salary and bonus during the five-year period preceding termination, plus all deferred compensation. Accordingly, during the year ended March 31, 2001, the Company recorded an executive severance charge of $3,505,000 and, in August 2000, paid the Former Chairman $4,522,000, including deferred compensation of $1,017,000.

During fiscal 2001, the employment agreements for the Company's newly appointed Chairman of the Board and President were amended and restated to reflect their respective promotions. The amended and restated employment agreements provided a higher base salary as well as a bonus structure based on the Company's earnings per share growth along with the granting of additional employee stock options. The amended and restated employment agreements will expire on March 31, 2005. The Company and the executives may mutually agree to extend the employment agreements for subsequent one-year periods. For the Chairman of the Board, the amended and restated employment agreement provides the following: (1) a base salary of $600,000, effective April 1, 2000; (2) a bonus for fiscal 2001 based on the bonus formula in the executive's previous employment agreement with a maximum annual bonus of $638,000, which the executive earned for the year ended March 31, 2001; (3) stock options to purchase 200,000 shares; half of which have an exercise price of $7.40 per share and were awarded and vested on December 21, 2000, and the remaining half were awarded on January 2, 2001, at an exercise price of $9.25, which was 125% of the market price on that date, and will vest in one year; (4) effective with the fiscal year beginning April 1, 2001, a bonus as a percent of the executive's base salary which shall be calculated based on basic earnings per share growth, year over year, as adjusted by the Company's Compensation Committee of the Board of Directors; and (5) a termination severance payment, as specified in the employment agreement. For the President, the amended and restated employment agreement provides the following: (1) a base salary of $500,000, effective August 1, 2000; (2) a bonus for calendar year 2000 based on the bonus formula in the executive's previous employment agreement; (3) stock options to purchase 150,000 shares which will vest in two years for ISOs and over three years for NSOs, of which 100,000 options have an exercise price of $7.40 per share and were awarded on December 21, 2000, and the remaining 50,000 options were awarded on January 2, 2001 at an exercise price of $9.25, which was 125% of the market price on that date; (4) effective with the fiscal year beginning April 1, 2001, a bonus as a percent of the executive's base salary which shall be calculated on basic earnings per share growth, year over year, as adjusted by the Company's Compensation Committee of the Board of Directors; and (5) a termination severance payment, as specified in the employment agreement.

In addition, the payment of any portion of the bonus causing the executive's compensation to exceed $1,000,000 during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1,000,000; provided, however, that in the event of the executive's death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of March 31, 2001, $1,331,000 was deferred under the Chairman's employment agreement, and is included in Long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2000, $1,972,000 was deferred under the employment agreements of the Company's Former Chairman and previous President, and was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

In addition to the Chairman of the Board and the President, the Company and its subsidiaries have also entered into employment, consulting and non-compete agreements with certain of their executive officers and employees. The agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained.

During the years ended March 31, 2001, 2000 and 1999, approximately $18,564,000, $11,696,000, and $11,402,000, respectively, was expensed under the terms of the above described agreements. The fiscal 2001 amount includes the Former Chairman's severance.

The future minimum commitments under employment agreements, excluding discretionary and performance bonuses, as of March 31, 2001 are as follows:

Fiscal year ending March 31,
----------------------------
2002                                     $ 9,195,000
2003                                       5,034,000
2004                                       2,737,000
2005                                       1,577,000
2006                                         421,000
Thereafter                                   630,000
                                         -----------
                                         $19,594,000
                                         ===========

Deferred Compensation Plans
---------------------------

The Company's Deferred Compensation Plan ("Deferred Plan") relates to the marine segment and it is administered by a Deferred Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Deferred Plan was suspended effective August 1, 1997 by the Deferred Plan Committee. The Deferred Plan is unfunded and is not a qualified plan under the Internal Revenue Code. The Deferred Plan allowed for distributions of vested amounts over a five-year period, subject to certain requirements, during and after employment with the Company. Participants became fully vested over a five-year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. As of March 31, 2001 and 2000, the Company's liability under the Deferred Plan was $714,000 and $953,000, respectively, and is included in Long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2001, all participants in the Deferred Plan are vested.

The Company maintains a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During fiscal 2001, the Company made matching contributions of 25% of the participants' contributions up to 1% of the participant's compensation. Annual contributions by the Company are made at its sole discretion. During the fiscal years ended March 31, 2001, 2000 and 1999, approximately $60,000, $50,000 and $74,000, respectively, was expensed as Company contributions.

Certain non-U.S. subsidiaries of the Company have defined contribution benefit plans, which allow for voluntary contributions by the employees. The non-U.S. subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. During the fiscal years ended March 31, 2001, 2000 and 1999, approximately $77,000, $67,000 and $73,000, respectively, was expensed as Company contributions.

Severance Benefit Payable
-------------------------

In accordance with local laws of certain non-U.S. subsidiaries, the Company has accrued $496,000 in employee severance benefits payable as of March 31, 2001.


(7)    AVIATION JOINT VENTURES
------------------------------

In August 1994, the Company began operation of an aviation joint venture in Ecuador (the "Ecuador Venture"). The Ecuador Venture was organized to distribute jet fuel pursuant to a contract with the nationally owned oil company and the airport authority. In October 2000, the Ecuador Venture ceased operations.

The Company's ownership interest in the Ecuador Venture was 50%. Accordingly, the Company used the equity method of accounting to record its proportionate share of the Ecuador Venture's earnings or losses. During fiscal year 2000, the Company wrote down the investment in and advances to the Ecuador Venture by $953,000, and recorded a special provision for bad debts of $1,593,000 as a result of the catastrophic political and economic conditions in Ecuador. During fiscal 2001, the Company completed the closure of the Ecuador Venture, recovering approximately $365,000, of the previously provisioned investment write down.

In December 2000, the Company acquired a 50% equity interest in PAFCO from Signature for $1,000,000 in cash and a $2,500,000 note, payable in five equal annual installments of $500,000 beginning on January 5, 2002. The non-interest bearing promissory note was discounted at 9% and the discount of $558,000 is being amortized as interest expense over five years using the interest method. For the year ended March 31, 2001, the Company recorded interest expense of $45,000, which is included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. The investment cost in excess of 50% of the net assets of PAFCO amounted to $2,978,000, including an estimated $36,000 in acquisition costs, and is being amortized over 10 years using the straight-line method. As of, and for the year ended March 31, 2001, the unamortized investment cost of $2,904,000 and the amortization expense of $74,000, are included in Other assets in the accompanying Consolidated Balance Sheets and in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income, respectively.

In accordance with the joint venture operating agreement, the Company is entitled to 80% of PAFCO's results. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by the Company with respect to credit losses on PAFCO's accounts receivable. The Company is required to purchase, without recourse, PAFCO's accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture, will be allocated 50% between the Company and Signature. For the three months since acquisition, ending March 31, 2001, the Company did not purchase any of PAFCO's accounts receivable. As of March 31, 2001, the amount due from PAFCO of $161,000, related to the Company's share of PAFCO's results, is included in Other assets in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2001, the Company's net earnings from the PAFCO joint venture amounted to $42,000, and are included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income.


(8)    BUSINESS SEGMENTS, GEOGRAPHIC INFORMATION, AND MAJOR CUSTOMERS
---------------------------------------------------------------------

Business Segments
-----------------

The Company markets fuel services and has two reportable operating segments: aviation and marine fuel services. In its aviation fuel services business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines. The Company also offers flight plans and weather reports to its corporate customers. In its marine fuel services business, the Company markets marine fuel and related management services to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. One of the primary financial measures used is income from operations. The Company employs shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning the Company's operations by business segment is as follows:

                                                                          As of, and for the year ended March 31,
                                                              ---------------------------------------------------------------
                                                                     2001                 2000                  1999
                                                              -------------------  --------------------  --------------------
Revenue
-------
    Aviation fuel services                                      $   524,670,000       $   461,740,000        $  327,844,000
    Marine fuel services                                          1,004,572,000           738,557,000           392,717,000
                                                               -----------------     -----------------      ----------------
        Total                                                   $ 1,529,242,000       $ 1,200,297,000        $  720,561,000
                                                               =================     =================      ================
Income from operations
----------------------
    Aviation fuel services                                      $    11,790,000       $     4,440,000        $   13,331,000
    Marine fuel services                                             13,161,000             7,516,000             7,515,000
    Corporate overhead                                              (10,799,000)           (5,038,000)           (5,785,000)
                                                               -----------------     -----------------      ----------------
        Total                                                   $    14,152,000       $     6,918,000        $   15,061,000
                                                               =================     =================      ================

Depreciation and amortization
-----------------------------
    Aviation fuel services                                      $       435,000       $       528,000        $      543,000
    Marine fuel services                                                822,000               923,000               695,000
    Corporate                                                         1,093,000               979,000               465,000
                                                               -----------------     -----------------      ----------------
        Total                                                   $     2,350,000       $     2,430,000        $    1,703,000
                                                               =================     =================      ================
Accounts and notes receivable, net
----------------------------------
    Aviation fuel services, net of allowance for bad debts
      of $6,010,000, $12,163,000, and $4,417,000 at
      March 31, 2001, 2000, and 1999, respectively              $    47,965,000       $    56,953,000        $   50,398,000

    Marine fuel services, net of allowance for bad debts
      of $5,157,000, $3,039,000, and $2,292,000 at
      March 31, 2001, 2000, and 1999, respectively                   77,898,000            85,297,000            45,038,000
                                                               -----------------     -----------------      ----------------
        Total                                                   $   125,863,000       $   142,250,000        $   95,436,000
                                                               =================     =================      ================
Assets
------
    Aviation fuel services                                      $    75,830,000       $    79,778,000        $   68,765,000
    Marine fuel services                                            113,798,000           107,258,000            69,250,000
    Corporate                                                        30,787,000            40,879,000             9,306,000
    Discontinued operations, net                                      1,750,000                   -              17,073,000
                                                               -----------------     -----------------      ----------------
        Total                                                   $   222,165,000       $   227,915,000        $  164,394,000
                                                               =================     =================      ================

Capital expenditures
--------------------
    Aviation fuel services                                      $       251,000       $       240,000        $      419,000
    Marine fuel services                                              1,276,000               211,000               200,000
    Corporate                                                         1,157,000             1,409,000             2,832,000
                                                               -----------------     -----------------      ----------------
        Total                                                   $     2,684,000       $     1,860,000        $    3,451,000
                                                               =================     =================      ================

Geographic Information
----------------------

A summary of financial data segregated between US and non-U.S. countries is shown below as of, and for the fiscal years ended, March 31, 2001, 2000 and 1999. This information is presented based on the country of incorporation where the revenue and assets are recorded. Income (loss) from operations is before other income (expense) and provision for income taxes.

                                                      2001                      2000                     1999
                                                 --------------            --------------           --------------
United States
------------------------------------
Revenue                                          $  940,036,000            $  615,951,000           $  405,755,000
                                                 ==============            ==============           ==============
Income (loss) from operations                    $   (4,933,000)           $     (776,000)          $       79,000
                                                 ==============            ==============           ==============
Assets                                           $  137,655,000            $  151,795,000           $  100,800,000
                                                 ==============            ==============           ==============

United Kingdom
------------------------------------
Revenue                                          $  204,409,000            $  239,150,000           $  106,221,000
                                                 ==============            ==============           ==============
Income from operations                           $    5,896,000            $    2,851,000           $    3,393,000
                                                 ==============            ==============           ==============
Assets                                           $   27,746,000            $   27,364,000           $   17,823,000
                                                 ==============            ==============           ==============

Singapore
------------------------------------
Revenue                                          $  191,937,000            $  146,828,000           $   79,178,000
                                                 ==============            ==============           ==============
Income from operations                           $    6,761,000            $    2,363,000           $    4,313,000
                                                 ==============            ==============           ==============
Assets                                           $   23,863,000            $   14,138,000           $   13,949,000
                                                 ==============            ==============           ==============

Other non-U.S. countries
------------------------------------
Revenue                                          $  192,860,000            $  198,368,000           $  129,407,000
                                                 ==============            ==============           ==============
Income from operations                           $    6,428,000            $    2,480,000           $    7,276,000
                                                 ==============            ==============           ==============
Assets                                           $   32,901,000            $   34,618,000           $   31,822,000
                                                 ==============            ==============           ==============

Total
------------------------------------
Revenue                                          $1,529,242,000            $1,200,297,000           $  720,561,000
                                                 ==============            ==============           ==============
Income from operations                           $   14,152,000            $    6,918,000           $   15,061,000
                                                 ==============            ==============           ==============
Assets                                           $  222,165,000            $  227,915,000           $  164,394,000
                                                 ==============            ==============           ==============

Major Customers
---------------

No customer accounted for more than 10% of total consolidated revenue for the years ended March 31, 2001, 2000 and 1999.

(9)  QUARTERLY INFORMATION (UNAUDITED)
----------------------------------------

                                                                        For the three months ended
                                          --------------------------------------------------------------------------------------
                                               June 30,          September 30,           December 31,              March 31,
                                                 2000                2000                    2000                    2001
                                          -----------------    ----------------        ----------------        ----------------
      Revenue                                 $ 374,530,000       $ 378,083,000           $ 408,567,000           $ 368,062,000
                                          =================    ================        ================        ================
      Gross profit                            $  17,068,000       $  16,652,000           $  18,109,000           $  19,913,000
                                          =================    ================        ================        ================
      Net income (loss):
        Continuing operations                 $   3,247,000       $     215,000 (1)       $   3,912,000           $   4,412,000
        Discontinued operations                         -                   -                  (496,000)               (656,000)
                                          -----------------    ----------------        ----------------        ----------------
        Net income                            $   3,247,000       $     215,000           $   3,416,000           $   3,756,000
                                          =================   =================        ================        ================
      Basic earnings (loss) per share:
        Continuing operations                 $        0.30       $        0.02 (1)       $        0.37           $        0.42
        Discontinued operations                         -                   -                     (0.05)                  (0.06)
                                          -----------------    ----------------        ----------------        ----------------
        Net income                            $        0.30       $        0.02           $        0.32           $        0.36
                                          =================    ================        ================        ================
      Diluted earnings (loss) per share:
        Continuing operations                 $        0.30       $        0.02 (1)       $        0.37           $        0.42
        Discontinued operations                         -                   -                     (0.05)                  (0.06)
                                          -----------------    ----------------        ----------------        ----------------
        Net income                            $        0.30       $        0.02           $        0.32           $        0.36
                                          =================    ================        ================        ================

                                                                            For the three months ended
                                          --------------------------------------------------------------------------------------
                                               June 30,           September 30,           December 31,              March 31,
                                                 1999                 1999                    1999                    2000
                                          -----------------      ---------------        ----------------        ----------------
      Revenue                                 $ 225,446,000        $ 299,759,000           $ 323,063,000           $ 352,029,000
                                          =================      ===============        ================        ================
      Gross profit                            $  15,052,000        $  16,743,000           $  15,284,000           $  17,166,000
                                          =================      ===============        ================        ================
      Net income (loss):
        Continuing operations                 $   1,807,000 (2)    $    (896,000) (3)      $     669,000 (4)       $  (1,752,000)
        Discontinued operations                     435,000              654,000                 530,000               8,188,000
                                          -----------------      ---------------        ----------------        ----------------
      Net income (loss)                       $   2,242,000        $    (242,000)          $   1,199,000           $   6,436,000
                                          =================      ===============        ================        ================
      Basic earnings (loss) per share:
        Continuing operations                 $        0.15 (2)    $       (0.07) (3)      $        0.06 (4)       $       (0.15)
        Discontinued operations (5)                    0.03                 0.05                    0.04                    0.70
                                          -----------------      ---------------        ----------------        ----------------
        Net income (loss)                     $        0.18        $       (0.02)          $        0.10           $        0.55
                                          =================      ===============        ================        ================
      Diluted earnings (loss) per share:
        Continuing operations                 $        0.15 (2)    $       (0.07) (3)      $        0.06 (4)       $       (0.15)
        Discontinued operations (5)                    0.03                 0.05                    0.04                    0.70
                                          -----------------      ---------------        ----------------        ----------------
        Net income (loss)                     $        0.18        $       (0.02)          $        0.10           $        0.55
                                          =================      ===============        ================        ================

(1) Includes a $1,920,000 after-tax charge, or $0.18 per basic and diluted share, for the executive severance charge incurred in terminating the employment agreement with the Company's Former Chairman of the Board.

(2) Includes after-tax charges totaling $2,279,000, or $0.19 per basic and diluted share, for special provisions of bad debts in the aviation fuel services segment for certain accounts receivable related to customers based in Ecuador.

(3) Includes after-tax charges totaling $3,872,000, or $0.32 per basic and diluted share, for the marine fuel services segment due to the theft of product in Nigeria and special provisions of bad debts in the aviation fuel services segment for certain accounts receivable related to customers based in Ecuador.

(4) Includes an after-tax charge of $953,000, or $.08 per basic and diluted share, for the write-down in the aviation fuel services segment's joint venture in Ecuador.

(5) The earnings per share on the Consolidated Statements of Income differs from the sum of each of the quarterly per share data because of a significantly large concentration of repurchases of the Company's stock, pursuant to the stock repurchase programs, during the three months ended March 31, 2000, as compared to the total fiscal 2000 stock repurchases. Of the total shares repurchased by the Company during fiscal 2000, 1,132,000 shares, or 94.8%, were repurchased in the 4th quarter of fiscal 2000.

                                                                     SCHEDULE II

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                         -----------------------------------

                                       Balance at           Charged to         Charged to                          Balance at
                                        beginning           costs and            other                                 end
                                        of period            expenses         accounts (1)     Deductions (2)       of period
                                     ==============      ===============     =============    ===============    ==============
Year Ended March 31, 2001
--------------------------------
Allowance for bad debts               $  15,202,000         $  7,909,000        $  201,000       $ 12,145,000      $ 11,167,000
                                     ==============      ===============     =============    ===============    ==============

Year Ended March 31, 2000
--------------------------------
Allowance for bad debts               $   6,709,000         $ 19,250,000        $  486,000       $ 11,243,000      $ 15,202,000
                                     ==============      ===============     =============    ===============    ==============

Year Ended March 31, 1999
--------------------------------
Allowance for bad debts               $   4,513,000         $  5,079,000        $  895,000       $  3,778,000      $  6,709,000
                                     ==============      ===============     =============    ===============    ==============

Notes:
(1)       Recoveries of bad debts.

(2)       Uncollectible accounts written off.