Form 10-Q
period 2001-06-30
WORLD FUEL SERVICES CORP
filed 2001-08-09
CIK 789460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM___________TO__________

                         COMMISSION FILE NUMBER 1-9533

                        WORLD FUEL SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

               Florida                                     59-2459427
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

700 South Royal Poinciana Blvd., Suite 800                    33166
         Miami Springs, Florida                             (Zip Code)
 (Address of Principal Executive Offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had a total of 10,403,000 shares of common stock, par value $0.01 per share, as of August 1, 2001.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.     FINANCIAL STATEMENTS
------      --------------------

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company" or "World Fuel") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 2001, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2002. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,            March 31,
                                                                                 2001                2001
                                                                           -----------------   -----------------
                                                                              (UNAUDITED)
                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  34,963           $  38,977
   Accounts and notes receivable, net of allowance for
     bad debts of $11,043 and $11,167 at June 30 and
     March 31, 2001, respectively                                                120,467             125,863
   Inventories                                                                     3,803               5,009
   Prepaid expenses and other current assets                                      17,504              18,376
                                                                               ---------           ---------
     Total current assets                                                        176,737             188,225

PROPERTY AND EQUIPMENT, net                                                        6,204               6,131

GOODWILL, net                                                                     29,709              24,598

OTHER ASSETS                                                                       2,980               3,211
                                                                               ---------           ---------
                                                                               $ 215,630           $ 222,165
                                                                               =========           =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
   Short-term debt                                                             $   3,393           $   2,321
   Accounts payable                                                               68,445              69,147
   Accrued expenses                                                               21,341              28,465
   Customer deposits                                                               4,411               5,781
   Other current liabilities                                                       5,933               6,725
                                                                               ---------           ---------
       Total current liabilities                                                 103,523             112,439
                                                                               ---------           ---------
LONG-TERM LIABILITIES                                                              5,381               5,866
                                                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 100,000 shares authorized,
     none issued                                                                       -                   -
   Common stock, $0.01 par value; 25,000,000 shares authorized;
     12,541,000 shares issued and outstanding                                        125                 125
   Capital in excess of par value                                                 26,889              26,889
   Retained earnings                                                              96,636              93,770
   Less treasury stock, at cost; 2,138,000 shares                                 16,924              16,924
                                                                               ---------           ---------
                                                                                 106,726             103,860
                                                                               ---------           ---------
                                                                               $ 215,630           $ 222,165
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

                                                                                Three Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                              2001               2000
                                                                       ------------------  ----------------
Revenue                                                                    $  338,107         $  374,530

Cost of revenue                                                               319,810            357,462
                                                                           ----------         ----------
   Gross profit                                                                18,297             17,068
                                                                           ----------         ----------
Operating expenses:

   Salaries and wages                                                           7,624              6,551

   Provision for bad debts                                                        846              1,253

   Other                                                                        5,193              5,685
                                                                           ----------         ----------
                                                                               13,663             13,489
                                                                           ----------         ----------
Income from operations                                                          4,634              3,579
                                                                           ----------         ----------
Other income, net:

   Interest income, net                                                           409                377

   Non-recurring credit in the marine segment                                   1,000                  -

   Other (expense) income, net                                                   (173)               365
                                                                           ----------         ----------
                                                                                1,236                742
                                                                           ----------         ----------
Income from operations before income taxes                                      5,870              4,321

Provision for income taxes                                                      1,183              1,074
                                                                           ----------         ----------
Net income                                                                 $    4,687         $    3,247
                                                                           ==========         ==========

Basic earnings per share                                                   $     0.45         $     0.30
                                                                           ==========         ==========
Basic weighted average shares                                                  10,403             10,888
                                                                           ==========         ==========

Diluted earnings per share                                                 $     0.44         $     0.30
                                                                           ==========         ==========
Diluted weighted average shares                                                10,558             10,896
                                                                           ==========         ==========


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

                                                                                                       Three Months Ended
                                                                                                            June 30,
                                                                                                   ---------------------------
                                                                                                     2001              2000
                                                                                                   ---------         ---------
Cash flows from continuing operating activities:
   Net income                                                                                      $   4,687         $   3,247
                                                                                                   ---------         ---------
   Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities -
       Depreciation and amortization                                                                     422               580
       Provision for bad debts                                                                           846             1,253
       Deferred income tax (benefit) provision                                                          (411)              110
       Other non-cash operating (credits) charges                                                       (113)                8
       Changes in operating assets and liabilities:
           Accounts and notes receivable                                                               4,550             1,313
           Inventories                                                                                 1,206             3,610
           Prepaid expenses and other current assets                                                    (292)           (1,743)
           Other assets                                                                                  350               331
           Accounts payable and accrued expenses                                                      (9,127)           (3,006)
           Other current liabilities                                                                  (2,386)           (1,069)
                                                                                                   ---------         ---------
             Total adjustments                                                                        (4,955)            1,387
                                                                                                   ---------         ---------
       Net cash (used in) provided by continuing operating activities:                                  (268)            4,634
                                                                                                   ---------         ---------

Cash flows from investing activities:
   Payment for acquisition of business                                                                (3,064)                -
   Capital expenditures                                                                                 (504)             (354)
                                                                                                   ---------         ---------
       Net cash used in investing activities                                                          (3,568)             (354)
                                                                                                   ---------         ---------

Cash flows from financing activities:
   Dividends paid on common stock                                                                       (520)             (554)
   Purchases of treasury stock                                                                             -            (1,415)
   Repayment of debt                                                                                  (1,408)              (11)
                                                                                                   ---------         ---------
       Net cash used in financing activities                                                          (1,928)           (1,980)
                                                                                                   ---------         ---------
Discontinued operations                                                                                1,750            (9,201)
                                                                                                   ---------         ---------
Net decrease in cash and cash equivalents                                                             (4,014)           (6,901)
Cash and cash equivalents, at beginning of period                                                     38,977            32,773
                                                                                                   ---------         ---------
Cash and cash equivalents, at end of period                                                        $  34,963         $  25,872
                                                                                                   =========         =========

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

                                                                            Three Months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                          2001              2000
                                                                       ----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                          $      277         $       3
                                                                       ==========         =========
     Income taxes                                                      $    1,108         $  10,504
                                                                       ==========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

     Cash dividends declared, but not yet paid, of $1.8 million and $541 thousand are included in Accrued expenses as of June 30, 2001 and 2000, respectively.

     In connection with an April 2001 acquisition in the marine segment, the Company issued $2.0 million in notes payable, of which $1.0 million each was included in Short-term debt and Long-term liabilities. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for additional information.

     The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           --------------------------------------------------------
                (UNAUDITED-IN THOUSANDS, EXCEPT PER SHARE DATA)
                 ---------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31,200l.

(2)  NATURE OF ACQUISITION
--------------------------

In April 2001, the Company acquired the stock of a British Virgin Islands ("BVI") corporation, for an aggregate purchase price of $5.1 million, including an estimated $64 thousand in acquisition costs. This acquisition was accounted for as a purchase. The BVI company sells and markets marine fuel services through a Dubai, United Arab Emirates ("Dubai") corporation. The BVI company owns 49% of the Dubai company. In accordance with local laws, the Dubai entity is 51% owned by a Dubai citizen, who is called a Sponsor. The Dubai company, pursuant to a management contract, is required to pay for the sales staff and administrative support provided by the BVI entity. The BVI entity has entered into various agreements with the Dubai Sponsor to prevent an unauthorized ownership transfer and to effectively grant majority control of the Dubai entity to the Company. The Dubai company effectively operates as a branch office of the BVI company. Accordingly, the operations of the BVI company and the Dubai entity have been included with the results of the Company since April 1,200l.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

Business Combinations
---------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations requiring that all business combinations, within the scope of SFAS No. 141, are to be accounted for using only the purchase method of accounting. SFAS No. 141 will be effective for all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141, effective July 1, 2001, as required. The Company does not believe that the implementation of SFAS No. 141 will have a material effect on the Company's financial statements.

Goodwill
--------

Effective April 1, 2001, as permitted, the Company elected to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded for the three months ended June 30, 2001. The early adoption of SFAS No. 142 also requires the Company to complete a review of its reportable segments' goodwill for impairment, no later than September 30, 2001. The Company intends to complete this review within the prescribed deadline. The Company does not believe that the adoption of SFAS No. 142, including the ultimate outcome of the goodwill impairment review, had or will have a material effect on the Company's financial statements. In accordance with SFAS No. 142, the following proforma information is presented:

                                                         For the Three Months Ended
                                                                  June 30,
                                                   --------------------------------------
                                                        2001                    2000
                                                   --------------          --------------
Reported net income:                                 $    4,687              $     3,247
Add back: Goodwill amortization                              -                       145
                                                     ----------              -----------
   Adjusted net income                               $    4,687              $     3,392
                                                     ==========              ===========

Basic earnings per share:
   Reported net income                               $     0.45              $      0.30
   Goodwill amortization                                      -                     0.01
                                                     ----------              -----------
     Adjusted net income                             $     0.45              $      0.31
                                                     ==========              ===========

Diluted earnings per share:
   Reported net income                               $     0.44              $      0.30
   Goodwill amortization                                      -                     0.01
                                                     ----------              -----------
     Adjusted net income                             $     0.44              $      0.31
                                                     ==========              ===========

In addition to the goodwill balance on the accompanying Condensed Consolidated Balance Sheets, equity method goodwill of $2.9 million related to the Company's acquisition of a 50% equity interest in an aviation joint venture during the fourth quarter of fiscal 2001 is included in Other assets in the accompanying Condensed Consolidated Balance Sheets as of June 30 and March 31,200l.

Derivatives
-----------

Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The implementation of SFAS No. 133, as amended, did not have a material effect on the Company's financial statements.

(4)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

In July 2001, the Company settled litigation it had filed in February 2000 relating to the loss of product off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million, which has been received by the Company. As of and for the three months ended June 30, 2001, the Company included the $1.0 million recovery in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets and as a Non-recurring credit in the marine segment in the accompanying Condensed Consolidated Statements of Income.

In July 2001, the Company received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare to pay the Company compensatory damages for approximately $5.0 million, plus prejudgment interest from May 1, 2001, the date of the breach, at the rate of 18% per annum. This judgment relates to Mr. Moorehead's default on his agreement to purchase all of the shares of EarthCare stock owned by the Company for approximately $5.0 million. As of June 30 and March 31, 2001, a contract receivable of approximately $5.0 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company believes that it will recover the full amount of the contract receivable.

The Company is also involved in legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above or in the Company's Annual Report on Form 10-K, the Company's liability, if any, under any pending legal or administrative proceedings, will not materially affect its financial condition or results of operations. See Part II, Item 1 (Legal Proceedings) of this Form 10-Q.

(5)    COMPREHENSIVE INCOME
       --------------------

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(6)    EARNINGS PER SHARE
       ------------------

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and non-employee stock options and warrants. Shares used to calculate earnings per share are as follows:

                                                        For the Three Months Ended
                                                                 June 30,
                                                 ----------------------------------------
                                                          2001               2000
                                                 -------------------- -------------------

Basic weighted average shares                                 10,403              10,888
Common stock equivalents - dilutive stock
  options and warrants                                           155                   8
                                                    ----------------     ---------------

Diluted weighted average shares used in the
  calculation of diluted earnings per share                   10,558              10,896
                                                    ================     ===============

Stock options which are not included in the
  calculation of diluted earnings per share
  because their impact is antidilutive                           845                 966
                                                    ================     ===============

(7)    BUSINESS SEGMENTS
       -----------------

The Company markets fuel services and has two reportable operating segments: marine and aviation fuel services. In its marine fuel services business, the Company markets marine fuel and related management services to a broad base of international shipping companies and to the U.S. military. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In its aviation fuel services business, the Company extends credit and provides around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines. The Company also offers flight plans and weather reports to its corporate customers.

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

Information concerning the Company's operations by business segment is as follows:

                                                              For the Three Months Ended
                                                                       June 30,
                                                       ----------------------------------------
                                                                2001               2000
                                                       -------------------- -------------------
Revenue
  Marine fuel services                                   $        234,106     $       241,729
  Aviation fuel services                                          104,001             132,801
                                                         ----------------     ---------------
    Total                                                $        338,107     $       374,530
                                                         ================     ===============

Income from operations
  Marine fuel services                                   $          3,527     $         2,447
  Aviation fuel services                                            2,821               3,206
  Corporate overhead                                               (1,714)             (2,074)
                                                         ----------------     ---------------
    Total                                                $          4,634     $         3,579
                                                         ================     ===============

                                                                       As of
                                                       ---------------------------------------
                                                          June 30, 2001       March 31, 2001
                                                       ------------------- -------------------
Accounts and notes receivable, net
----------------------------------
  Marine fuel services, net of allowance for bad
    debts of $5,149 and $5,157 at June 30 and
    March 31, 2001, respectively                         $         80,863     $        77,898
  Aviation fuel services, net of allowance for bad
    debts of $5,894 and $6,010 at June 30 and
    March 31, 2001, respectively                                   39,604              47,965
                                                         ----------------     ---------------

      Total                                              $        120,467     $       125,863
                                                         ================     ===============

Goodwill
  Marine fuel services                                   $         24,357     $        19,246
  Aviation fuel services                                            5,352               5,352
                                                         ----------------     ---------------

      Total                                              $         29,709     $        24,598
                                                         ================     ===============

Assets
  Marine fuel services                                   $        120,565     $       113,798
  Aviation fuel services                                           72,345              75,830
  Corporate                                                        22,720              30,787
  Discontinued operations, net                                          -               1,750
                                                         ----------------     ---------------

      Total                                              $        215,630     $       222,165
                                                         ================     ===============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS - (IN THOUSANDS, EXCEPT PER SHARE DATA)
           ------------------------------------------------------------

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

World Fuel's profitability during the comparable three months ended June 30, 2001 versus the three months ended June 30, 2000 was favored by the recovery of $1.0 million relating to the loss of product off the coast of Nigeria, an improvement in the gross profit per gallon sold in aviation and metric ton sold in marine, an increase in metric tons traded and brokered in marine, and a lower provision for bad debts. During the same comparable periods, earnings were affected by a decline in aviation volume and increases in salaries and other operating expenses. The decline in aviation volume reflects management's decision to reduce its credit exposure and increase margins. The decrease in aviation fuel sales volume is also related, in part, to lower demand resulting from a general slowdown in economic activity. The current deterioration in the economy may result in further decreases in aviation sales volume, as well as decreases in revenue in the marine fuel services segment.

The increase in expenses is related, in part, to the business initiatives implemented during the latter part of fiscal 2001 and the three months ended June 30, 2001. These initiatives include the launch of World Fuel's new fuel management division in the aviation segment, as well as increased spending in connection with information technology. Expenses have also increased due to the hiring of additional management personnel and the acquisitions in the marine segment.

The Three Months Ended June 30, 200l Compared to the Three Months Ended June 30,
-------------------------------------------------------------------------------
2000
----

World Fuel's revenue for the three months ended June 30, 2001 was $338.1 million, a decrease of $36.4 million, or 9.7%, as compared to revenue of $374.5 million for the corresponding period of the prior year. World Fuel's revenue during these periods was attributable to the following segments:

                                           Three Months Ended June 30,
                                           2001                  2000
                                    ---------------       ----------------
          Marine Fuel Services      $       234,106       $        241,729
          Aviation Fuel Services            104,001                132,801
                                    ---------------       ----------------

          Total Revenue             $       338,107       $        374,530
                                    ===============       ================

The marine fueling segment contributed $234.1 million in revenue for the three months ended June 30, 2001, a decrease of $7.6 million, or 3.2%, over the corresponding period of the prior year. The decrease in revenue was due to a lower average price per metric ton sold, partially offset by an increase in the volume of metric tons sold and brokered. The aviation fuel services segment contributed $104.0 million in revenue for the three months ended June 30, 2001. This represented a decrease in revenue of $28.8 million, or 21.7%, as compared to the same period of the prior year. The decrease in revenue was due to a 24.0% decrease in the volume of gallons sold, partially offset by an increase in the average price per gallon sold. The decrease in the sales volume reflects management's decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001, as well as a general slowdown in economic activity.

World Fuel's gross profit of $18.3 million for the three months ended June 30, 2001 increased $1.2 million, or 7.2%, as compared to the same period of the prior year. World Fuel's gross margin increased from 4.6% for the three months ended June 30, 2000, to 5.4% for the three months ended June 30, 2001. World Fuel's marine fuel services segment achieved a 4.1% gross margin for the three months ended June 30, 2001, as compared to a 3.6% gross margin for the same period of the prior year. The increase resulted from better pricing and minimizing low margin business, as well as the drop in the average price per metric ton traded. World Fuel's aviation fuel services business achieved an 8.4% gross margin for the three months ended June 30, 2001, as compared to 6.3% for the same period during the prior year. This increase resulted from an overall increase in the gross profit per gallon sold. The improvement in gross profit per gallon resulted, in part, from a revision in World Fuel's pricing strategy in response to higher and volatile oil prices.

Total operating expenses for the three months ended June 30, 2001 were $13.7 million, an increase of $174 thousand, or 1.3%, as compared to the same period of the prior year. This increase results, in part, from operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past six months, as described above. Largely offsetting these increases was a lower provision for bad debts, the reimbursement of legal fees associated with the dismissed class action lawsuit, and the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective April 1, 2001. In addition, the operating expenses for the three months ended June 30, 2000 included a provision for phase-out costs related to World Fuel's exit from its offshore marine fuel transportation business.

World Fuel's income from operations for the three months ended June 30, 2001 was $4.6 million, an increase of $1.1 million, or 29.5%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                             Three Months Ended June 30,
                                             2001                  2000
                                       ---------------       ----------------
       Marine Fuel Services            $      3,527       $          2,447
       Aviation Fuel Services                 2,821                  3,206
       Corporate Overhead                    (1,714)                (2,074)
                                       ---------------       ----------------
       Total Income from Operations    $      4,634       $          3,579
                                       ===============       ================

The marine fuel services segment earned $3.5 million in income from operations for the three months ended June 30, 2001, an increase of $ 1.1 million, or 44.1%, over the corresponding period of the prior year. This increase resulted from higher gross profit and a lower provision for bad debts in the current quarter, and higher operating expenses for the first quarter of the prior year related to provisioned phase-out costs. The aviation fuel services segment's income from operations was $2.8 million for the three months ended June 30, 2001, a decrease of $385 thousand, or 12.0%, as compared to the three months ended June 30, 2000. Operating income for the three months ended June 30, 2001 was affected by increased operating expenses as a result of staff additions and various business initiatives which were implemented in the past six months. Partially offsetting these increases was a higher gross profit and a lower provision for bad debts.

During the three months ended June 30, 2001, Other income, net, was $1.2 million, an increase of $494 thousand, or 66.6%, as compared to the three months ended June 30, 2000. In July 2001, World Fuel settled litigation it had filed in February 2000 relating to the loss of product off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million, which has been received by World Fuel and was included as a Non-recurring credit in the marine segment for the three months ended June 30, 2001. Partially offsetting this increase was the recording of foreign exchange losses for the three months ended June 30, 2001, as compared to foreign exchange gains for the three months ended June 30, 2000.

World Fuel's effective tax rate decreased from 25% for the three months ended June 30, 2000 to 20% for the three months ended June 30, 2001. This decrease reflects the impact of the $1.0 million settlement recovery for which World Fuel was not subject to income taxes.

Net income for the three months ended June 30, 2001 was $4.7 million, an increase of $1.4 million, or 44.3%, as compared to the same period of the prior year. Diluted earnings per share was $0.44, an increase of $0.14, or 46.7%, as compared to the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $35.0 million at June 30, 2001, as compared to $39.0 million at March 31, 200l. The principal uses of cash and cash equivalents during the three months ended June 30, 2001 were $3.1 million for an acquisition in our marine segment, $1.4 million in repayment of debts, $520 thousand in dividends declared in March 2001, and $504 thousand for capital expenditures, Components of changes in cash and cash equivalents are detailed in the Condensed Consolidated Statements of Cash Flows.

Working capital as of June 30, 2001 was $73.2 million, representing a decrease of $2.6 million from working capital as of March 31, 2001. As of June 30, 2001, World Fuel's accounts and notes receivable, excluding the allowance for bad debts, amounted to $131.5 million, a decrease of $5.5 million, as compared to the March 31, 2001 balance. This decrease is mostly related to the volume decline in the aviation segment. Partially offsetting was an increase in accounts receivable for the marine segment, as compared to the March 31, 2001 balance. The allowance for bad debts as of June 30, 200l amounted to $11.0 million as compared to the $11.2 million at March 31, 2001. During the three months ended June 30, 2001, World Fuel charge $846 thousand to the provision for bad debts and had charge-offs in excess of recoveries of $970 thousand.

Prepaid expenses and other current assets decreased $872 thousand due to the $1.75 million EarthCare settlement payment received by World Fuel in April 2001. Partially offsetting was an increase in deferred income tax assets and amounts due from the aviation joint venture.

Capital expenditures for the three months ended June 30, 2001 consisted of computer equipment purchases and computer software development costs. Goodwill increased by $5.1 million during the three months ended June 30, 2001, to $29.7 million, due to the marine acquisition consummated in April 2001.

In the aggregate, accounts payable, accrued expenses and customer deposits decreased $9.2 million. Long and short-term debt, in the aggregate, increased by $636 thousand, as a result of the marine segment acquisition, partially offset by the second installment paid on the Bunkerfuels acquisition.

Stockholders' equity amounted to $106.7 million, or $10.26 per share at June 30, 2001, compared to $103.9 million, or $9.98 per share at March 31, 2001. The $2.8 million increase in stockholders' equity was due to $4.7 million in earnings, partially offset by the declaration of the special and first quarter regular cash dividend, totaling $1.8 million, in May 2001.

World Fuel expects to meet its working capital and capital expenditure requirements from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. World Fuel's business has been, and will continue to be, affected by high fuel prices.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------       ---------------------------------------------------------

World Fuel has no material changes to the disclosure made on this matter in World Fuel's annual report on Form 1O-K for the year ended March 31, 2001.

                          PART II. OTHER INFORMATION
                                   -----------------

ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

In July 2001, World Fuel settled litigation it had filed in February 2000 relating to the loss of product off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million, which has been received by World Fuel. As of and for the three months ended June 30, 2001, World Fuel included the $1.0 million recovery in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets and as a Non-recurring credit in the marine segment in the accompanying Condensed Consolidated Statements of Income.

In July 2001, World Fuel received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare to pay World Fuel compensatory damages for approximately $5.0 million, plus prejudgment interest from May 1, 2001, the date of the breach, at the rate of 18% per annum. This judgment relates to Mr. Moorehead's default on his agreement to purchase all the shares of EarthCare stock owned by World Fuel for approximately $5.0 million. As of June 30 and March 31, 2001, a contract receivable of approximately $5.0 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

World Fuel is also involved in legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth above or in World Fuel's Annual Report on Form 10-K for the year ended March 31, 2001, World Fuel's liability, if any, under any pending legal or administrative proceedings will not materially affect its financial condition or results of operations.


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

     (a)     Reports on Form 8-K.

             During the quarter ended June 30, 2001, World Fuel did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: August 8, 2001                     WORLD FUEL SERVICES CORPORATION
      --------------                     -------------------------------


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