Form 10-Q
period 2001-09-30
WORLD FUEL SERVICES CORP
filed 2001-11-07
CIK 789460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The registrant had a total of 10,313,000 shares of common stock, par value $0.01 per share, as of November 5, 2001.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------


ITEM 1. FINANCIAL STATEMENTS
------  --------------------

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company" or "World Fuel") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended September 30, 2001, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2002. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             September 30,        March 31,
                                                                                 2001               2001
                                                                             -------------        ---------
                                                                              (UNAUDITED)
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   43,297           $   38,977
   Accounts and notes receivable, net of allowance for
     bad debts of $10,877 and $11,167, at September 30 and
     March 31, 2001, respectively                                               127,432              125,863
   Inventories                                                                    5,162                5,009
   Prepaid expenses and other current assets                                     17,689               18,376
                                                                             ----------           ----------
     Total current assets                                                       193,580              188,225
                                                                             ----------           ----------

PROPERTY AND EQUIPMENT, net                                                       6,087                6,131

GOODWILL                                                                         29,711               24,598

OTHER ASSETS                                                                      3,032                3,211
                                                                             ----------           ----------
                                                                             $  232,410           $  222,165
                                                                             ==========           ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Short-term debt                                                           $    3,438           $    2,321
   Accounts payable                                                              80,353               69,147
   Accrued expenses                                                              22,073               28,465
   Other current liabilities                                                     12,708               12,506
                                                                             ----------           ----------
     Total current liabilities                                                  118,572              112,439
                                                                             ----------           ----------
LONG-TERM LIABILITIES                                                             5,437                5,866
                                                                             ----------           ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 100,000 shares authorized,
     none issued                                                                      -                    -
   Common stock, $0.01 par value; 25,000,000 shares authorized;
     12,550,000 and 12,541,000 shares issued and outstanding at
     September 30 and March 31, 2001, respectively                                  125                  125
   Capital in excess of par value                                                26,967               26,889
   Retained earnings                                                             99,458               93,770
   Less treasury stock, at cost; 2,267,000 and 2,138,000 shares
     at September 30 and March 31, 2001, respectively                            18,149               16,924
                                                                             ----------           ----------
                                                                                108,401              103,860
                                                                             ----------           ----------
                                                                              $ 232,410           $  222,165
                                                                             ==========           ==========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)
                -----------------------------------------------

                                                         Three Months Ended                   Six Months Ended
                                                            September 30,                        September 30,
                                                  -------------------------------       -----------------------------
                                                       2001              2000                2001            2000
                                                  -------------     -------------       -------------   -------------
Revenue                                             $  349,710       $   378,083         $   687,817     $   752,613
Cost of revenue                                         31,828           361,431             651,638         718,893
                                                   -----------       -----------         -----------     -----------
   Gross profit                                         17,882            16,652              36,179          33,720
                                                   -----------       -----------         -----------     -----------
Operating expenses:
   Salaries and wages                                    7,366             5,451              14,990          12,002
   Executive severance charge                                -             3,505                   -           3,505
   Provision for bad debts                               1,326             5,174               2,172           6,427
   Other                                                 4,479             4,162               9,672           9,847
                                                   -----------       -----------         -----------     -----------
                                                        13,171            18,292              26,834          31,781
                                                   -----------       -----------         -----------     -----------
Income (loss) from operations                            4,711            (1,640)              9,345           1,939
                                                   -----------       -----------         -----------     -----------
Other income (expense), net:
   Interest, net                                           393               379                 802             756
   Non-recurring credit in marine segment                    -                 -               1,000               -
   Non-recurring credit in aviation segment                  -               300                   -             300
   Other, net                                             (375)              (62)               (548)            303
                                                   -----------       -----------         -----------     -----------
                                                            18               617               1,254           1,359
                                                   -----------       -----------         -----------     -----------
Income (loss) before income taxes                        4,729            (1,023)             10,599           3,298
Income tax (provision) benefit                          (1,127)            1,238              (2,310)            164
                                                   -----------       -----------         -----------     -----------
Net income                                         $     3,602       $       215         $     8,289     $     3,462
                                                   ===========       ===========         ===========     ===========
Basic earnings per share                           $      0.35       $      0.02         $      0.80     $      0.32
                                                   ===========       ===========         ===========     ===========
Weighted average shares - basic                         10,391            10,765              10,397          10,826
                                                   ===========       ===========         ===========     ===========
Diluted earnings per share                         $      0.34       $      0.02         $      0.78     $      0.32
                                                   ===========       ===========         ===========     ===========
Weighted average shares - diluted                       10,618            10,787              10,584          10,842
                                                   ===========       ===========         ===========     ===========

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

                                                                                                    Six Months Ended
                                                                                                      September 30,
                                                                                            --------------------------------
                                                                                                 2001              2000
                                                                                            --------------    --------------
Cash flows from continuing operating activities:
   Net income                                                                                $      8,289      $      3,462
                                                                                             ------------      ------------
   Adjustments to reconcile net income to net cash provided
     by continuing operating activities -
       Depreciation and amortization                                                                  865             1,139
       Provision for bad debts                                                                      2,172             6,427
       Deferred income tax (benefit) provision                                                       (819)              165
       Other non-cash operating credits                                                              (106)             (191)
       Changes in operating assets and liabilities:
           Accounts and notes receivable                                                           (3,741)          (12,770)
           Inventories                                                                               (153)            3,967
           Prepaid expenses and other current assets                                                  (25)           (2,985)
           Other assets                                                                               363               312
           Accounts payable and accrued expenses                                                    4,555             2,992
           Other liabilities                                                                           -             (2,072)
                                                                                             ------------      ------------
               Total adjustments                                                                    3,111            (3,016)
                                                                                             ------------      ------------
       Net cash provided by continuing operating activities:                                       11,400               446
                                                                                             ------------      ------------
Cash flows from investing activities:
   Payment for acquisition of business                                                             (3,064)                -
   Capital expenditures                                                                              (831)             (916)
                                                                                             ------------      ------------
       Net cash used in investing activities                                                       (3,895)             (916)
                                                                                             ------------      ------------

Cash flows from financing activities:
   Dividends paid on common stock                                                                  (2,341)           (1,096)
   Purchases of treasury stock                                                                     (1,225)           (2,588)
   Repayment of debt                                                                               (1,408)              (11)
   Proceeds from the issuance of common stock                                                          39                 -
                                                                                             ------------      ------------
       Net cash used in financing activities                                                       (4,935)           (3,695)
                                                                                             ------------      ------------

Discontinued operations                                                                             1,750            (9,494)
                                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                4,320           (13,659)
Cash and cash equivalents, at beginning of period                                                  38,977            32,773
                                                                                             ------------      ------------
Cash and cash equivalents, at end of period                                                  $     43,297      $     19,114
                                                                                             ============      ============

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

                                                              Six Months Ended
                                                                September 30,
                                                      ---------------------------------
                                                            2001             2000
                                                      ----------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                          $          254    $         181
                                                       ==============    =============
     Income taxes                                      $        2,614    $      11,418
                                                       ==============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

  Cash dividends declared, but not yet paid, of $781 thousand and $538 thousand are included in Accrued expenses as of September 30, 2001 and 2000, respectively.

  In connection with an April 2001 acquisition in the marine segment, the Company issued $2.0 million in notes payable, of which $1.0 million was included in each of Short-term debt and Long-term liabilities.



The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           --------------------------------------------------------
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)
               -------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

(2) NATURE OF ACQUISITION
-------------------------

In April 2001, the Company made an acquisition in the marine segment for approximately $5.1 million, consisting of approximately $3.1 million in cash and the remaining in debt. The acquisition was accounted for as a purchase. Accordingly, the acquisition's operations have been included with the results of the Company since April 1, 2001. The cost in excess of net assets acquired amounted to $5.1 million, including approximately $64 thousand in acquisition costs. No other significant intangible existed at the date of acquisition.

(3) RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

Derivatives
-----------

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The implementation of SFAS No. 133, as amended, did not have a material effect on the Company's financial statements.

Business Combinations
---------------------

Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 established accounting and reporting standards for business combinations requiring that all business combinations, within the scope of SFAS No. 141, are to be accounted for using only the purchase method of accounting. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

Goodwill
--------

Effective April 1, 2001, as permitted, the Company elected to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded for the three and six months ended September 30, 2001. As required, the Company has completed the first step of the transitional goodwill impairment test for goodwill in each of its reporting units as of April 1, 2001. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the results of these comparisons, goodwill in each of the Company's reporting units is not considered impaired. In accordance with SFAS No. 142, the following proforma information is presented:

                                                  Three Months Ended                Six Months Ended
                                                     September 30,                    September 30,
                                                --------------------             ---------------------
                                                  2001        2000                  2001        2000
                                                --------    --------             ---------    --------
Reported net income                             $  3,602    $    215             $   8,289    $  3,462
Add back: Goodwill
   amortization, net of tax                            -         145                   -           290
                                                --------    --------             ---------    --------
     Adjusted net income                        $  3,602    $    360             $   8,289    $  3,752
                                                ========    ========             =========    ========
Basic earnings per share:
   Reported net income                          $   0.35    $   0.02             $    0.80    $   0.32
   Goodwill amortization                               -        0.01                   -          0.03
                                                --------    --------             ---------    --------
     Adjusted net income                        $   0.35    $   0.03             $    0.80    $   0.35
                                                ========    ========             =========    ========

Diluted earnings per share:
   Reported net income                          $   0.34    $   0.02             $    0.78    $   0.32
   Goodwill amortization                               -        0.01                   -          0.03
                                                --------    --------             ---------    --------
     Adjusted net income                        $   0.34    $   0.03             $    0.78    $   0.35
                                                ========    ========             =========    ========

In addition to the goodwill balance in accompanying Condensed Consolidated Balance Sheets, equity method goodwill of $ 2.9 million related to the Company's acquisition of a 50% equity interest in PAFCO, L.L.C., an aviation joint venture during the fourth quarter of fiscal 2001 is included in Other assets in the 2001 accompanying Condensed Consolidated Balance Sheets as of September 30 and March 31, 2001.

Long-Lived Assets
-----------------

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for the Company's fiscal year ended March 31, 2003. The Company will adopt SFAS No. 144, effective April 1, 2002, as required. The Company does not believe that the implementation of SFAS No. 144 will have a material effect on the Company's financial statements.

(4) COMMITMENTS AND CONTINGENCIES
---------------------------------

In July 2001, the Company received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company ("EarthCare") to pay the Company compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead's default on his agreement to purchase all of the shares of EarthCare stock owned by the Company for approximately $5.0 million. As of March 31, 2001, a contract receivable for approximately $5.0 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. Since March 31, 2001, the Company received payments totaling $700 thousand from Mr. Moorehead, of which $50 thousand was received on October 31, 2001 and $23 thousand represents post-judgment interest. As of September 30, 2001, the remaining contract receivable balance of approximately $4.4 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company believes that it will recover the remaining amount of the contract receivable.

The Company is also involved in legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, or the quarterly report on Form 10-Q for the period ended June 30, 2001, the Company's liability, if any, under any pending legal or administrative proceedings, is not expected to materially affect its financial condition or results of operations. See Part II, Item 1 (Legal Proceedings) of this Form 10-Q.

(5) COMPREHENSIVE INCOME
------------------------

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(6) EARNINGS PER SHARE
----------------------

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and non-employee stock options and warrants. Shares used to calculate earnings per share are as follows:

                                                      Three Months Ended    Six Months Ended
                                                         September 30,       September 30,
                                                      -------------------  ------------------
                                                        2001       2000      2001      2000
                                                      --------   --------  --------  --------
Basic weighted average shares                           10,391     10,765    10,397    10,826
Common stock equivalents                                   227         22       187        16
                                                      --------   --------  --------  --------
Diluted weighted average shares used in the
  calculation of diluted earnings per share             10,618     10,787    10,584    10,842
                                                      =========  ========  ========  ========

Weighted average shares of dilutive stock
  options and warrants included in the
  determination of common stock equivalents
  for the calculation of diluted earnings per
  share                                                  1,039        123       746       125
                                                      =========  ========  ========  ========
Weighted average shares of stock options
  which are not included in the calculation
  of diluted earnings per share because
  their impact is antidilutive                             495      1,012       775       987
                                                      =========  ========  ========  ========

(7)  BUSINESS SEGMENTS
----------------------

The Company markets fuel services and has two reportable operating segments: marine and aviation fuel services. In its marine fuel services business, the Company markets marine fuel and related management services to a broad base of international shipping companies and to the U.S. military. In its aviation fuel services business, the Company markets aviation fuel and other aviation related services to passenger, cargo and charter airlines. The Company also offers flight plans and weather reports to its corporate customers. Services in both business segments include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel.

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

Information concerning the Company's operations by business segment is as follows:

                                                      Three Months Ended                      Six Months Ended
                                                          September 30,                         September 30,
                                                ----------------- -----------------   ---------------- ----------------
                                                       2001             2000                 2001            2000
                                                ----------------- -----------------   ---------------- ----------------
Revenue
-------
  Marine fuel services                           $       252,593   $       250,521     $      486,699   $      492,250
  Aviation fuel services                                  97,117           127,562            201,118          260,363
                                                 ---------------   ---------------     --------------   --------------
    Total                                        $       349,710   $       378,083     $      687,817   $      752,613
                                                 ===============   ===============     ==============   ==============

Income (loss) from operations
-----------------------------
  Marine fuel services                           $         3,463   $         1,258     $        6,990   $        3,705
  Aviation fuel services                                   2,776             1,705              5,597            4,911
  Corporate overhead                                      (1,528)           (4,603)            (3,242)          (6,677)
                                                 ---------------   ---------------     --------------   --------------
    Total                                        $         4,711   $        (1,640)    $        9,345   $        1,939
                                                 ===============   ===============     ==============   ==============

                                                                                                     As of
                                                                                       -------------------------------
                                                                                        September 30,     March 31,
                                                                                             2001            2001
                                                                                       --------------   --------------
Accounts and notes receivable, net
----------------------------------
  Marine fuel services, net of allowance for bad debts of $4,988
    and $5,157 at September 30 and March 31, 2001, respectively                        $       91,860   $       77,898
  Aviation fuel services, net of allowance for bad debts of $5,889
    and $6,010 at September 30 and March 31, 2001, respectively                                35,572           47,965
                                                                                       --------------   --------------
      Total                                                                            $      127,432   $      125,863
                                                                                       ==============   ==============

Goodwill
--------
  Marine fuel services                                                                 $       24,359   $       19,246
  Aviation fuel services                                                                        5,352            5,352
                                                                                       --------------   --------------
      Total                                                                            $       29,711   $       24,598
                                                                                       ==============   ==============

Assets
------
  Marine fuel services                                                                 $      132,128   $      113,798
  Aviation fuel services                                                                       72,597           75,830
  Corporate                                                                                    27,685           30,787
  Discontinued operations, net                                                                      -            1,750
                                                                                       --------------   --------------
      Total                                                                            $      232,410   $      222,165
                                                                                       ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Forward-looking Disclosure
--------------------------

This document includes forward-looking statements. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by World Fuel's management concerning anticipated results, and are subject to significant business, economic and competitive risks and contingencies, many of which are beyond management's control. Factors that could cause results to differ include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts, notes and contract receivable; and other risks detailed in this report and in World Fuel's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

Results of Operations
---------------------

Profit from World Fuel's marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on trade sales, as well as the overall level of operating expenses. Profit from World Fuel's aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses. Operating expenses in both segments may be significantly affected to the extent that World Fuel is required to provision for potential bad debts.

World Fuel's profitability during the comparable three and six months ended September 30, 2001 was favored by an increase in metric tons traded and brokered in marine, an improvement in the gross profit per gallon sold in aviation, and a lower provision for bad debts for both marine and aviation. The three and six month periods in 2001 also did not include the executive severance charge of $3.5 million included in the same periods of the previous fiscal year. In addition, profitability for the six months ended September 30, 2001 was favored by the insurance recovery during the first quarter related to the loss of product off the coast of Nigeria. During the same three and six months periods, earnings were adversely affected by a decrease in the gross profit per metric ton traded in marine, a decline in aviation sales volume, and increases in salaries and other operating expenses. Also contributing to the variance were lower operating expenses in the prior year related to the reduction in previously provisioned phase-out costs of the marine segment's offshore transportation business and a non-recurring credit related to the closure in 2000 of the aviation joint venture in Ecuador.

The decline in aviation sales volume reflects management's decision to reduce its credit exposure and increase margins. The decrease in aviation sales volume is also related to lower demand resulting from a general slowdown in economic activity. For marine, the decrease in the gross profit per metric ton traded is due to competitive pressures stemming from the current recessionary economic environment. World Fuel may encounter additional decreases in sales volume, in both segments, as a result of the current deterioration in the economy, the military actions commenced in response to the September 11, 2001 terrorist attacks, as well as possible future terrorist activity. See Part II,
Item 5 (Other Information) of this Form 10-Q for information on changes in our insurance coverage for war and terrorist activity.

The increase in expenses is related, in part, to the business initiatives implemented during the latter part of fiscal 2001 and the six months ended September 30, 2001. These initiatives include the launch of World Fuel's new fuel management and fuel risk management divisions in the aviation segment, as well as increased spending in connection with information technology. Expenses have also increased due to the hiring of additional management personnel and the acquisitions in the marine segment.

The Three Months Ended September 30, 2001 Compared to the Three Months Ended
----------------------------------------------------------------------------
September 30, 2000
------------------

World Fuel's revenue for the three months ended September 30, 2001 was $349.7 million, a decrease of $28.4 million, or 7.5%, as compared to revenue of $378.1 million for the corresponding period of the prior year. World Fuel's revenue during these periods was attributable to the following segments:

                                       Three Months Ended September 30,
          (In Thousands)                   2001                2000
                                       -----------         -----------
          Marine Fuel Services         $   252,593         $   250,521
          Aviation Fuel Services            97,117             127,562
                                       -----------         -----------

          Total Revenue                $   349,710         $   378,083
                                       ===========         ===========


The marine fueling segment contributed $252.6 million in revenue for the three months ended September 30, 2001, an increase of $2.1 million, or 0.8%, over the corresponding period of the prior year. The increase in revenue was due to a higher volume of metric tons sold, largely offset by a lower average price per metric ton sold. The aviation fuel services segment contributed $97.1 million in revenue for the three months ended September 30, 2001. This represented a decrease in revenue of $30.4 million, or 23.9%, as compared to the same period of the prior year. The decrease in revenue was due to a 17.9% decrease in the volume of gallons sold and a decrease in the average price per gallon sold. The decrease in the sales volume reflects management's decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001. Sales volume also decreased because of the general slowdown in economic activity.

World Fuel's gross profit of $17.9 million for the three months ended September 30, 2001 increased $1.2 million, or 7.4%, as compared to the same period of the prior year. World Fuel's gross margin increased from 4.4% for the three months ended September 30, 2000, to 5.1% for the three months ended September 30, 2001. World Fuel's marine fuel services segment achieved a 3.5% gross margin for the three months ended September 30, 2001, unchanged from the same period of the prior year. The decrease in the average price per metric ton sold was offset by a decline in the gross profit per metric ton sold. World Fuel's aviation fuel services business achieved a 9.4% gross margin for the three months ended September 30, 2001, as compared to 6.2% for the same period during the prior year. This increase resulted from an overall increase in the gross profit per gallon sold and the decline in the average price per gallon sold. The improvement in gross profit per gallon resulted, in part, from a revision in World Fuel's pricing strategy.

Total operating expenses for the three months ended September 30, 2001 were $13.2 million, a decrease of $5.1 million, or 28.0%, as compared to the same period of the prior year. This decrease resulted from a $3.8 million reduction in the provision for bad debts, a $3.5 million executive severance charge recorded in the prior year, and the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting these improvements were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past nine months, and lower operating expenses for the second quarter of the prior year related to the reduction of previously provisioned phase-out costs related to World Fuel's offshore marine transportation business.

World Fuel's income from operations for the three months ended September 30, 2001 was $4.7 million, an increase of $6.3 million, as compared to a loss from operations of $1.6 million for the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                              Three Months Ended September 30,
   (In Thousands)                                 2001                2000
                                               ---------          -----------
   Marine Fuel Services                        $   3,463          $     1,258
   Aviation Fuel Services                          2,776                1,705
   Corporate Overhead                             (1,528)              (4,603)
                                               ---------          -----------

   Total Income (Loss) from Operations         $   4,711          $    (1,640)
                                               =========          ===========
The marine fuel services segment earned $3.5 million in income from operations for the three months ended September 30, 2001, an increase of $2.2 million, or 175%, over the corresponding period of the prior year. This increase resulted from a lower provision for bad debts of $3.4 million, partially offset by operating expenses of the newly acquired companies and staff additions. In addition, operating expenses for the second quarter of the prior year were lower due to a reduction in previously provisioned phase-out costs of the marine segment's offshore transportation business. The aviation fuel services segment's income from operations was $2.8 million for the three months ended September 30, 2001, an increase of $1.1 million, or 63%, as compared to the three months ended September 30, 2000. This improvement is due to higher gross profit and lower provision for bad debts, partially offset by increased compensation and other operating expenses as a result of staff additions and various business initiatives which were implemented in the past six months. The improvement in corporate overhead is due to the $3.5 million executive severance charge incurred in the second quarter of the prior year, partially offset by staff additions and higher compensation.

During the three months ended September 30, 2001, Other income, net, was $18 thousand, a decrease of $599 thousand, compared to $617 thousand for the three months ended September 30, 2000. This decrease is mainly due to higher foreign exchange losses, and a non-recurring credit recorded last year relating to the closure of the aviation joint venture in Ecuador. Partially offsetting was the equity earnings of the new aviation joint venture, PAFCO, L.L.C. ("PAFCO").

World Fuel's effective tax rate for the three months ended September 30, 2001 was 24%, resulting in an income tax provision of $1.1 million, as compared to an income tax benefit of $1.2 million for the same quarter last year. Income taxes for the three months ended September 30, 2000 reflect the impact of the executive severance and the provision for bad debts for which World Fuel received an income tax benefit.

Net income for the three months ended September 30, 2001 was $3.6 million, an increase of $3.4 million, as compared to $215 thousand for the same period of the prior year. Diluted earnings per share was $0.34, an increase of $0.32, as compared to $0.02 for the same period of the prior year.

The Six Months Ended September 30, 2001 Compared to the Six Months Ended
------------------------------------------------------------------------
September 30, 2000
------------------

World Fuel's revenue for the six months ended September 30, 2001 was $687.8 million, a decrease of $64.8 million, or 8.6%, as compared to revenue of $752.6 million for the corresponding period of the prior year. World Fuel's revenue during these periods was attributable to the following segments:

                                       Six Months Ended September 30,
          (In Thousands)                  2001              2000
                                      ------------     ------------
          Marine Fuel Services        $    486,699     $    492,250
          Aviation Fuel Services           201,118          260,363
                                      ------------     ------------

          Total Revenue               $    687,817     $    752,613
                                      ============     ============

The marine fueling segment contributed $486.7 million in revenue for the six months ended September 30, 2001, a decrease of $5.6 million, or 1.1%, over the corresponding period of the prior year. The decrease in revenue was due to a lower average price per metric ton sold, partially offset by an increase in the volume of metric tons sold. The aviation fuel services segment contributed $201.1 million in revenue for the six months ended September 30, 2001. This represented a decrease in revenue of $59.2 million, or 22.8%, as compared to the same period of the prior year. The decrease in revenue was due to a 21.2% decrease in the volume of gallons sold, as well as a decrease in the average price per gallon sold. The decrease in the sales volume reflects management's decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001. Sales volume also decreased because of the general slowdown in economic activity.

World Fuel's gross profit of $36.2 million for the six months ended September 30, 2001 increased $2.5 million, or 7.3%, as compared to the same period of the prior year. World Fuel's gross margin increased from 4.5% for the six months ended September 30, 2000, to 5.3% for the six months ended September 30, 2001. World Fuel's marine fuel services segment achieved a 3.8% gross margin for the six months ended September 30, 2001, as compared to a 3.6% gross margin for the same period of the prior year. The increase resulted from a drop in the average price per metric ton traded. World Fuel's aviation fuel services business achieved an 8.9% gross margin for the six months ended September 30, 2001, as compared to 6.2% for the same period during the prior year. This increase resulted from a higher gross profit per gallon sold and a lower average price per gallon sold. The improvement in gross profit per gallon resulted, in part, from a revision in World Fuel's pricing strategy.

Total operating expenses for the six months ended September 30, 2001 were $26.8 million, a decrease of $4.9 million, or 15.6%, as compared to the same period of the prior year. This decrease resulted from a $4.3 million decrease in the provison for bad debts, a $3.5 million executive severance charge in the prior year, the reimbursement of legal fees associated with the dismissed class action lawsuit, and the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting this improvement were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past six months.

World Fuel's income from operations for the six months ended September 30, 2001 was $9.3 million, an increase of $7.4 million as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                   Six Months Ended September 30,
   (In Thousands)                         2001       2000
                                       ---------  ---------
   Marine Fuel Services                $   6,990  $   3,705
   Aviation Fuel Services                  5,597      4,911
   Corporate Overhead                     (3,242)    (6,677)
                                       ---------  ---------

   Total Income from Operations        $   9,345  $   1,939
                                       =========  =========

The marine fuel services segment earned $7.0 million in income from operations for the six months ended September 30, 2001, an increase of $3.3 million, or 88.7%, over the corresponding period of the prior year. This increase resulted from a higher gross profit and a lower provision for bad debts, partially offset by operating expenses of the newly acquired companies and staff additions. The aviation fuel services segment's income from operations was $5.6 million for the six months ended September 30, 2001, an increase of $686 thousand, or 14.0%, as compared to the six months ended September 30, 2000. This improvement is due to a higher gross profit and lower provision for bad debts, partially offset by increased operating expenses related to staff additions and various business initiatives which were implemented in the past six months. The improvement in corporate overhead is due to the $3.5 million executive severance charge incurred in the second quarter of the prior year, partially offset by staff additions and higher compensation.

During the six months ended September 30, 2001, Other income, net, was $1.3 million, a decrease of $105 thousand, or 7.7%, as compared to the six months ended September 30, 2000. This decrease is due to foreign exchange losses incurred this year, as compared to gains for last year, and a non-recurring credit recorded last year relating to the closure of the aviation joint venture in Ecuador. Largely offsetting were the equity earnings of the PAFCO aviation joint venture, and the insurance settlement recovery in the first quarter of this fiscal year relating to the loss of product off the coast of Nigeria.

For the six months ended September 30, 2001, our effective tax rate was 22%, for an income tax provision of $2.3 million, as compared to an income tax benefit of $164 thousand for the same period a year ago. Income taxes for the six months ended September 30, 2000 reflect the impact of the executive severance and the provision for bad debts, for which World Fuel received an income tax benefit.

Net income for the six months ended September 30, 2001 was $8.3 million, an increase of $4.8 million, or 139%, as compared to the same period of the prior year. Diluted earnings per share was $0.78, an increase of $0.46, or 144%, as compared to the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $43.3 million at September 30, 2001, as compared to $39.0 million at March 31, 2001. For the six months ended September 30, 2001, cash provided by operations was $13.2 million, which included $1.75 million from discontinued operations. The principal uses of cash were $3.1 million for an acquisition in the marine segment, $1.4 million for the repayment of debt, $2.3 million in dividends paid on common stock, $1.2 million used for the purchase of treasury stock, and $831 thousand in capital purchases. Components of changes in cash and cash equivalents are detailed in the Condensed Consolidated Statements of Cash Flows.

Working capital as of September 30, 2001 was $75.0 million, representing a decrease of $778 thousand from working capital as of March 31, 2001. As of September 30, 2001, World Fuel's accounts and notes receivable, excluding the allowance for bad debts, amounted to $138.3 million, an increase of $1.3 million, as compared to the March 31, 2001 balance. This increase is mostly related to sales increases in the marine segment, partially offset by the sales volume decline in the aviation segment. The allowance for bad debts as of September 30, 2001 amounted to $10.9 million as compared to $11.2 million at March 31, 2001. During the six months ended September 30, 2001, World Fuel charged $2.2 million to the provision for bad debts and had charge-offs in excess of recoveries of $2.5 million.

Prepaid expenses and other current assets decreased $687 thousand due to the $1.75 million EarthCare settlement payment received by World Fuel in April 2001. Partially offsetting was an increase in deferred income tax assets and amounts due from the PAFCO aviation joint venture.

Capital expenditures for the six months ended September 30, 2001 consisted of computer equipment purchases and computer software development costs. Goodwill increased by $5.1 million during the six months ended September 30, 2001, to $29.7 million, due to the marine acquisition consummated in April 2001.

In the aggregate, accounts payable, accrued expenses and customer deposits increased $5.0 million. Short-term debt and long-term liabilities, in the aggregate, increased by $688 thousand as a result of the marine segment acquisition, partially offset by the second installment paid on the Bunkerfuels acquisition.

Stockholders' equity amounted to $108.4 million, or $10.54 per share at September 30, 2001, compared to $103.9 million, or $9.98 per share at March 31, 2001. The $4.5 million increase in stockholders' equity was due to $8.3 million in earnings, partially offset by the declaration of dividends of $2.6 million and $1.2 million for the purchase of treasury stock.

World Fuel expects to meet its working capital and capital expenditure requirements from existing cash, operations and additional borrowings, as necessary, under its existing line of credit. World Fuel's business has been, and will continue to be, affected by fluctuations in fuel prices.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------  ----------------------------------------------------------

Effective October 1, 2001, World Fuel began offering swaps and caps to customers in its aviation fuel services segment as part of its fuel risk management services. The fuel risk management program in the aviation segment is consistent with the services historically provided in the marine segment. There are no other material changes to the disclosures made in World Fuel's annual report on Form 10-K for the year ended March 31, 2001.



                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1. LEGAL PROCEEDINGS
-----   -----------------

In July 2001, World Fuel received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare to pay World Fuel compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead's default on his agreement to purchase all of the shares of EarthCare stock owned by World Fuel for approximately $5.0 million. World Fuel is aggressively pursuing collection on this judgment and has to date collected $700 thousand, including $50 thousand on October 31, 2001. Of the amounts collected, $23 thousand represents interest. See Note 4, in the accompanying Notes to the Condensed Consolidated Financial Statements for further information.

World Fuel is also involved in legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth in World Fuel's Annual Report on Form 10-K for the year ended March 31, 2001 or the quarterly report on Form 10-Q for the period ended June 30, 2001, World Fuel's liability, if any, under any pending legal or administrative proceedings, is not expected to materially affect its financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
------  -----------------------------------------

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
------  -------------------------------

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------

World Fuel's annual meeting of stockholders was held on August 23, 2001. The matters voted on at the annual meeting were to elect the Board of Directors for World Fuel and to approve the 2001 Omnibus Plan for incentive compensation. All of World Fuel's director nominees were elected and the proposed plan was approved.

The following tables set forth the voting on the two matters submitted to a vote at the annual meeting:

       1.  To elect the Board of Directors for World Fuel
       --------------------------------------------------

           Name of Director              Votes For             Votes Against
           ----------------              ---------             -------------
           Jerrold Blair                 7,746,144                 1,732,387
           Paul H. Stebbins              7,747,955                 1,730,576
           John R. Benbow                8,144,648                 1,333,883
           Phillip S. Bradley            7,741,036                 1,737,495
           Ralph R. Feuerring            8,162,558                 1,315,973
           Michael J. Kasbar             7,749,287                 1,729,244
           Myles Klein                   8,161,655                 1,316,896
           Mark A. Lee                   8,170,435                 1,308,096
           Jerome Sidel                  7,991,510                 1,487,021
           Luis R. Tinoco                8,161,185                 1,317,346

       2.  To approve the 2001 Omnibus Plan for incentive compensation
       ---------------------------------------------------------------
                                                                     Votes
           Votes For                 Votes Against                 Abstained
           ---------                 -------------                 ---------
           6,230,057                     3,190,055                    58,419



ITEM 5.    OTHER INFORMATION
------     -----------------

(a)        Resignation of Director

Effective September 28, 2001, Mark A. Lee resigned as a Director of World Fuel, for personal reasons.

(b)        Changes in Liability Insurance Coverage

Effective October 1, 2001, as a result of the September 11 terrorist attacks, the insurance industry cancelled all coverage available to World Fuel and other aviation fuel resellers against liability arising from war or terrorist attacks. In October 2001, such coverage again became available, but the coverage is limited to $50 million, and is offered to World Fuel at a premium which is six times the premium previously paid by World Fuel. Because of the prohibitive cost of this insurance, World Fuel has determined not to purchase coverage for war and terrorist acts. Accordingly, we no longer carry insurance coverage for claims arising out of war or terrorist acts.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)        Reports on Form 8-K.

During the quarter ended September 30, 2001, World Fuel did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: November 5, 2001         WORLD FUEL SERVICES CORPORATION
      ----------------         -------------------------------



                               /S/ Paul H. Stebbins
                               ------------------------------

                               PAUL H. STEBBINS
                               PRESIDENT and CHIEF OPERATING OFFICER




                               /S/ Carlos A. Abaunza
                               ------------------------------

                               CARLOS A. ABAUNZA
                               CHIEF FINANCIAL OFFICER and TREASURER (Principal Financial and Accounting Officer)