Form 10-Q
period 2001-12-31
WORLD FUEL SERVICES CORP
filed 2002-02-08
CIK 789460

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________TO __________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had a total of 10,463,000 shares of common stock, net of treasury stock, par value $0.01 per share, issued and outstanding as of February 4, 2002.

                         PART I. FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation (the "Company" or "World Fuel") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended December 31, 2001, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2002. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   December 31,          March 31,
                                                                      2001                 2001
                                                                  --------------      ----------------
                                                                    (UNAUDITED)
                                         ASSETS
                                         ------

CURRENT ASSETS:
   Cash and cash equivalents                                          $ 56,179             $ 38,977
   Accounts and notes receivable, net of allowance for
     bad debts of $11,001 and $11,167, at December 31 and
     March 31, 2001, respectively                                       95,636              125,863
   Inventories                                                           2,902                5,009
   Prepaid expenses and other current assets                            16,391               18,376
                                                                      --------             --------

     Total current assets                                              171,108              188,225

PROPERTY AND EQUIPMENT, net                                              5,738                6,131

GOODWILL                                                                29,711               24,598

OTHER ASSETS                                                             3,136                3,211
                                                                      --------             --------

                                                                      $209,693             $222,165
                                                                      ========             ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
   Short-term debt                                                    $  3,370             $  2,321
   Accounts payable                                                     55,694               69,147
   Accrued expenses                                                     20,786               28,465
   Other current liabilities                                            10,560               12,506
                                                                      --------             --------

       Total current liabilities                                        90,410              112,439
                                                                      --------             --------
LONG-TERM LIABILITIES                                                    5,491                5,866
                                                                      --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 100,000 shares authorized,
     none issued                                                            --                   --
   Common stock, $0.01 par value; 25,000,000 shares authorized;
     12,729,000 and 12,541,000 shares issued and outstanding at
     December 31 and March 31, 2001, respectively                          127                  125
   Capital in excess of par value                                       28,720               26,889
   Retained earnings                                                   103,148               93,770
   Less treasury stock, at cost; 2,271,000 and 2,138,000 shares
     at December 31 and March 31, 2001, respectively                    18,203               16,924
                                                                      --------             --------

       Total stockholders' equity                                      113,792              103,860
                                                                      --------             --------

                                                                      $209,693             $222,165
                                                                      ========             ========

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

               WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
               ------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended                      Nine Months Ended
                                                                    December 31,                            December 31,
                                                      --------------------------------------  -------------------------------------
                                                             2001               2000                2001                2000
                                                      ------------------- ------------------  ------------------ ------------------
Revenue                                                       $   325,964       $    408,567        $  1,013,781       $  1,161,180
Cost of revenue                                                   307,115            390,458             958,753          1,109,351
                                                      ------------------- ------------------  ------------------ ------------------
   Gross profit                                                    18,849             18,109              55,028             51,829
                                                      ------------------- ------------------  ------------------ ------------------
Operating expenses:
   Salaries and wages                                               7,455              7,257              22,445             19,259
   Executive severance charge                                          --                 --                  --              3,505
   Provision for bad debts                                          1,072              1,359               3,244              7,786
   Other                                                            4,761              4,751              14,433             14,598
                                                      ------------------- ------------------  ------------------ ------------------
                                                                   13,288             13,367              40,122             45,148
                                                      ------------------- ------------------  ------------------ ------------------
Income from operations                                              5,561              4,742              14,906              6,681
                                                      ------------------- ------------------  ------------------ ------------------
Other income (expense), net:
   Interest, net                                                      369                308               1,171              1,064
   Non-recurring credit in marine segment                              --                 --               1,000                 --
   Non-recurring credit in aviation segment                            --                 --                  --                300
   Other, net                                                         210                400                (338)               703
                                                      ------------------- ------------------  ------------------ ------------------
                                                                      579                708               1,833              2,067
                                                      ------------------- ------------------  ------------------ ------------------
Income before income taxes                                          6,140              5,450              16,739              8,748
Provision for income taxes                                          1,667              1,538               3,977              1,374
                                                      ------------------- ------------------  ------------------ ------------------
Income from continuing operations                                   4,473              3,912              12,762              7,374

Discontinued operations, loss net of taxes                             --               (496)                 --               (496)
                                                      ------------------- ------------------  ------------------ ------------------
Net income                                                    $     4,473       $      3,416        $     12,762       $      6,878
                                                      =================== ==================  ================== ==================

Basic earnings (loss) per share:
   Continuing operations                                      $      0.43       $       0.37        $       1.23       $       0.69
   Discontinued operations                                             --              (0.05)                 --              (0.05)
                                                      ------------------- ------------------  ------------------ ------------------
   Net income                                                 $      0.43       $       0.32        $       1.23       $       0.64
                                                      =================== ==================  ================== ==================
Weighted average shares - basic                                    10,341             10,520              10,378             10,723
                                                      =================== ==================  ================== ==================

Diluted earnings (loss) per share:
   Continuing operations                                      $      0.42       $       0.37        $       1.20       $       0.69
   Discontinued operations                                             --              (0.05)                 --              (0.05)
                                                      ------------------- ------------------  ------------------ ------------------
   Net income                                                 $      0.42       $       0.32        $       1.20       $       0.64
                                                      =================== ==================  ================== ==================
Weighted average shares - diluted                                  10,763             10,520              10,652             10,735
                                                      =================== ==================  ==================  =================

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

                                                                                                      Nine Months Ended
                                                                                                         December 31,
                                                                                             ----------------------------------
                                                                                                   2001              2000
                                                                                             ----------------  ----------------
Cash flows from continuing operating activities:
   Income from continuing operations                                                           $       12,762    $        7,374
                                                                                             ----------------  ----------------
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities -
       Depreciation and amortization                                                                    1,296             1,720
       Provision for bad debts                                                                          3,244             7,786
       Deferred income tax (benefit) provision                                                           (742)              836
       Other non-cash operating credits                                                                  (469)             (215)
       Changes in operating assets and liabilities:
           Accounts and notes receivable                                                               26,983            (2,303)
           Inventories                                                                                  2,107             3,919
           Prepaid expenses and other current assets                                                    1,315            (5,625)
           Other assets                                                                                   430               377
           Accounts payable and accrued expenses                                                      (21,395)          (12,210)
           Other liabilities                                                                           (2,129)            3,895
                                                                                             ----------------  ----------------
             Total adjustments                                                                         10,640            (1,820)
                                                                                             ----------------  ----------------
       Net cash provided by continuing operating activities:                                           23,402             5,554
                                                                                             ----------------  ----------------

Cash flows from investing activities:
   Payment for acquisition of business                                                                 (3,113)                -
   Capital expenditures                                                                                  (978)           (1,866)
   Investment in aviation joint venture                                                                     -            (1,000)
   Proceeds from the sale of leasehold property                                                           296                 -
                                                                                             ----------------  ----------------
       Net cash used in investing activities                                                           (3,795)           (2,866)
                                                                                             ----------------  ----------------

Cash flows from financing activities:
   Dividends paid on common stock                                                                      (3,121)           (1,634)
   Purchases of treasury stock                                                                         (1,279)           (4,404)
   Repayment of debt                                                                                   (1,510)              (17)
   Proceeds from the exercise of stock options                                                          1,755                 -
                                                                                             ----------------  ----------------
       Net cash used in financing activities                                                           (4,155)           (6,055)
                                                                                             ----------------  ----------------
Discontinued operations                                                                                 1,750           (10,356)
                                                                                             ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                                   17,202           (13,723)
Cash and cash equivalents, at beginning of period                                                      38,977            32,773
                                                                                             ----------------  ----------------
Cash and cash equivalents, at end of period                                                    $       56,179    $       19,050
                                                                                             ================  ================

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

                                                           Nine Months Ended
                                                              December 31,
                                                     --------------------------
                                                        2001            2000
                                                     ----------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:
  Interest                                             $   265         $   205
                                                       =======         =======
  Income taxes                                         $ 4,720         $12,990
                                                       =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

 Cash dividends declared, but not yet paid, of $783 thousand and $520 thousand are included in Accrued expenses as of December 31, 2001 and 2000, respectively.

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


(2)  NATURE OF ACQUISITIONS
---------------------------

In April 2001, the Company made an acquisition in the marine segment for approximately $5.1 million, consisting of approximately $3.1 million in cash and the remainder in debt. The acquisition was accounted for as a purchase. Accordingly, the operations acquired have been included with the results of the Company since April 1, 2001. The cost in excess of net assets acquired amounted to $5.1 million, including approximately $64 thousand in acquisition costs, and was considered goodwill. No other significant intangibles existed at the date of acquisition. Subsequent to December 31, 2001, the Company made another acquisition in the marine segment for approximately $8.4 million. This acquisition will be accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."


(3)  RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

Derivatives
-----------

Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards for every derivative instrument, including certain derivative instruments embedded in other contracts. The implementation of SFAS No. 133, as amended, did not have a material effect on the Company's financial statements.

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

Goodwill
--------

Effective April 1, 2001, as permitted, the Company elected to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded for the three and nine months ended December 31, 2001. As required, the Company has completed the initial step of the transitional goodwill impairment test for goodwill in each of its reporting units as of April 1, 2001. This step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the results of these comparisons, goodwill in each of the Company's reporting units is not considered impaired. In accordance with SFAS No. 142, the following proforma information is presented:

                                                  Three Months Ended                      Nine Months Ended
(In thousands, except                                 December 31,                            December 31,
                                           ----------------------------------    ------------------------------------
per share data)                                 2001               2000                2001                2000
                                           ---------------   ----------------    ---------------      ---------------
Reported net income                           $   4,473        $      3,416        $      12,762        $      6,878
Add back: Goodwill
   amortization, net of tax                          --                 144                   --                 434
                                              ---------        ------------        -------------        ------------
     Adjusted net income                      $   4,473        $      3,560        $      12,762        $      7,312
                                              =========        ============        =============        ============

Basic earnings per share:
   Reported net income                        $    0.43        $       0.32        $        1.23        $       0.64
   Goodwill amortization                             --                0.01                   --                0.04
                                              ---------        ------------        -------------        ------------
     Adjusted net income                      $    0.43        $       0.33        $        1.23        $       0.68
                                              =========        ============        =============        ============

Diluted earnings per share:
   Reported net income                        $    0.42        $       0.32        $        1.20        $       0.64
   Goodwill amortization                             --                0.01                   --                0.04
                                              ---------        ------------        -------------        ------------
     Adjusted net income                      $    0.42        $       0.33        $        1.20        $       0.68
                                              =========        ============        =============        ============

In addition to the goodwill balance in the accompanying Condensed Consolidated Balance Sheets as of December 31 and March 31, 2001, equity method goodwill of $2.9 million is included in Other assets and is related to the Company's acquisition of a 50% equity interest in PAFCO, L.L.C., an aviation joint venture ("PAFCO"), during the fourth quarter of fiscal 2001.

Long-Lived Assets
-----------------

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 will be effective for the Company's fiscal year ending March 31, 2003. The Company will adopt SFAS No. 144, effective April 1, 2002, as required. The Company does not believe that the implementation of SFAS No. 144 will have a material effect on the Company's financial statements.

(4)  CREDIT FACILITY
--------------------

In December 2001, the Company replaced its existing credit facility under more favorable terms while maintaining the same credit limit of $30 million and sublimit of $15 million for letters of credit. The agreement for the new credit facility (the "Credit Agreement") is filed as Exhibit 10(b) of this Form 10-Q. Approximately $11.2 million in letters of credit were outstanding under the Credit Agreement as of December 31, 2001. Any outstanding principal and interest on the Credit Agreement matures on December 7, 2004. The revolving credit facility bears interest at market rates, as defined under the Credit Agreement. Interest is payable quarterly in arrears. The Credit Agreement imposes certain operating and financial restrictions on the Company, including restrictions on the payment of dividends in excess of specified amounts. See Section 11 of the Credit Agreement. The Company's failure to comply with its obligations under the revolving Credit Agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Agreement, and impair the Company's ability to receive advances. There were no outstanding principal balances on the Credit Agreement as of December 31, 2001. As of December 31, 2001, the Company was in compliance with the operating and financial requirements under the credit facility.


(5)  EMPLOYMENT AGREEMENT
-------------------------

In October 2001, the employment agreement for the Chief Executive Officer of the Company's marine fuel services segment was amended and restated. The amended and restated employment agreement will expire on March 31, 2005 and its principal terms are as follows: (1) a minimum base salary of approximately $438 thousand;
(2) a bonus for the period from January 1, 2001 through December 31, 2001 based on the bonus formula in the executive's previous employment agreement; (3) effective January 1, 2002, a bonus calculated as a percent of the executive's base salary based on the Company's basic earnings per share growth, as specified in the employment agreement, and as adjusted by the Compensation Committee of the Company's Board of Directors; (4) the grant of 25,000 shares of restricted common stock of the Company, which shall vest 25% equally on October 1, 2002, 2003, 2004, and March 31, 2005, subject to certain acceleration provisions, as specified in the employment agreement; (5) an award of stock options to purchase 55,000 shares of the Company's common stock, with an exercise price of $11.90 per share, of which 25,791 shares will vest in two years and the remaining shares will vest over three years, subject to certain acceleration provisions, as specified in the employment agreement; and (6) severance benefits payable upon a termination for certain reasons specified in the employment agreement. The foregoing summary is qualified by reference to the employment agreement, which is filed as Exhibit 10(a) of this Form 10-Q.

Based on the market value of the Company's common stock on the date of grant, the restricted stock was valued at approximately $298 thousand. The fair value of the restricted stock was recorded as unearned deferred compensation and is being amortized over the minimum vesting period. For the three months and nine months ended December 31, 2001, amortization of deferred compensation of approximately $39 thousand was recognized related to this restricted stock. As of December 31, 2001, the remaining unearned deferred compensation was approximately $259 thousand, and is included in Capital in excess of par value.

(6)  EMPLOYEE STOCK OPTION PLANS
--------------------------------

On January 30, 2002, as permitted under the 2001 Omnibus Plan (the "Plan"), the Company's Board of Directors (the "Board") authorized an increase to the maximum number of shares of the Company's stock that may be delivered to participants of the Plan. The increase relates to shares of the Company's stock which are reacquired by the Company in the open market or in private transactions since the effective date of the Plan in August 2001. As of December 31, 2001, the Company had repurchased approximately 133,000 shares since the Plan's effective date, and accordingly increased the maximum number of shares of the Company's stock that may be delivered to participants of the Plan by the same number of shares. On the same date, the Board also amended all of the Company's employee stock option plans to permit option holders to pay for the exercise price of options with existing common stock held freely by the optionee for at least six months.


(7)  COMMITMENTS AND CONTINGENCIES
----------------------------------

In July 2001, the Company received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company ("EarthCare") to pay the Company compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead's default on his agreement to purchase all of the shares of EarthCare stock owned by the Company for approximately $5.0 million. The Company received the EarthCare stock as part payment for the sale of the Company's oil recycling operations in February 2000. As of March 31, 2001, a contract receivable for approximately $5.0 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. Since March 31, 2001, the Company received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of December 31, 2001, the balance due from Mr. Moorehead, excluding interest, was approximately $4.3 million and is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. The Company continues to vigorously pursue collection of its judgment, and currently is seeking to have a receiver appointed by the court to administer Mr. Moorehead's assets and to sell those assets. The Company believes that it will recover the remaining amount of the receivable. For additional information regarding this proceeding, refer to Part II, Item 1 (Legal Proceedings) of this Form 10-Q.

The Company is also involved in other legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, or the quarterly reports on Form 10-Q for the periods ended September 30, 2001 and June 30, 2001, the Company's liability, if any, under any such legal or administrative proceedings, is not expected to materially affect its financial condition or results of operations. See Part II,
Item 1 (Legal Proceedings) of this Form 10-Q.


(8)  COMPREHENSIVE INCOME
-------------------------

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(9)  EARNINGS PER SHARE
-----------------------

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus non-vested restricted common stock and common stock equivalents, arising out of employee stock options and non-employee stock options and warrants. Shares used to calculate earnings per share are as follows:

                                                                Three Months Ended        Nine Months Ended
                                                                   December 31,              December 31,
                                                             -----------------------    ----------------------
(In thousands)                                                  2001          2000        2001         2000
                                                             ----------    ---------    ---------    ---------
Basic weighted average shares                                   10,341       10,520       10,378       10,723
Restricted stock weighted average shares                            22           --            7           --
Common stock equivalents                                           400           --          267           12
                                                                ------       ------       ------       ------
Diluted weighted average shares used in the
 calculation of diluted earnings per share                      10,763       10,520       10,652       10,735
                                                                ======       ======       ======       ======

Weighted average shares of stock options
 and warrants included in the determination
 of common stock equivalents for the
 calculation of diluted earnings per share                       1,531          122        1,524          127
                                                                ======       ======       ======       ======

Weighted average shares of stock options which are
 not included in the calculation of diluted
 earnings per share because their impact is
 antidilutive                                                      399          998          474          987
                                                                ======       ======       ======       ======

(10)  BUSINESS SEGMENTS
-----------------------

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

Information concerning the Company's operations by business segment is as follows:

                                                                Three Months Ended                      Nine Months Ended
                                                                    December 31,                            December 31,
                                                       --------------      --------------         ------------        -------------
(In thousands)                                              2001                2000                  2001                 2000
                                                       --------------      --------------         ------------        -------------
Revenue
-------
       Marine fuel services                              $   240,336          $   276,916          $   727,035          $   769,166
       Aviation fuel services                                 85,628              131,651              286,746              392,014
                                                         -----------          -----------          -----------          -----------
          Total                                          $   325,964          $   408,567          $ 1,013,781          $ 1,161,180
                                                         ===========          ===========          ===========          ===========

Income (loss) from operations
-----------------------------
       Marine fuel services                              $     4,298          $     4,025          $    11,288          $     7,730
       Aviation fuel services                                  3,353                3,128                8,950                8,039
       Corporate overhead                                     (2,090)              (2,411)              (5,332)              (9,088)
                                                         -----------          -----------          -----------          -----------
          Total                                          $     5,561          $     4,742          $    14,906          $     6,681
                                                         ===========          ===========          ===========          ===========

                                                                                            As of
                                                                              --------------------------------
                                                                              December 31,          March 31,
(In thousands)                                                                    2001                2001
                                                                              -----------          -----------
Accounts and notes receivable
-----------------------------
       Marine fuel services, net of allowance for bad
          debts of $5,139 and $5,157, at December 31
          and March 31, 2001, respectively                                    $    67,370          $    77,898
       Aviation fuel services, net of allowance for bad
          debts of $5,862 and $6,010, at December 31
          and March 31, 2001, respectively                                         28,266               47,965
                                                                              -----------          -----------
            Total                                                             $    95,636          $   125,863
                                                                              ===========          ===========

Goodwill
--------
       Marine fuel services                                                   $    24,359          $    19,246
       Aviation fuel services                                                       5,352                5,352
                                                                              -----------          -----------
            Total                                                             $    29,711          $    24,598
                                                                              ===========          ===========

Assets
------
       Marine fuel services                                                   $   116,225          $   113,798
       Aviation fuel services                                                      66,392               75,830
       Corporate, includes discontinued operations
          of $1,750 at March 31, 2001                                              27,076               32,537
                                                                              -----------          -----------
            Total                                                             $   209,693          $   222,165
                                                                              ===========          ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Forward-looking Disclosure
--------------------------

This document includes forward-looking statements. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by World Fuel's management concerning anticipated results, and are subject to significant business, economic and competitive risks and contingencies, many of which are beyond management's control. Factors that could cause results to differ include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; major changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts, notes and contracts receivable; and other risks detailed in this report and in World Fuel's other Securities and Exchange Commission filings. Actual results may differ materially from any forward-looking statements set forth herein.

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

World Fuel's profitability during the comparable three and nine months ended December 31, 2001 was favored by an increase in metric tons traded and brokered in marine, an improvement in the gross profit per gallon sold in aviation, a lower provision for bad debts for both marine and aviation, and lower corporate overhead expenses. The nine months ended December 31, 2001 also did not include the executive severance charge of $3.5 million recorded in the same period of the previous fiscal year. In addition, profitability for the nine months ended December 31, 2001 was favored by the insurance recovery during the first quarter related to the loss of product off the coast of Nigeria. Also contributing to the three and nine months profitability was the gain on the sale of a leasehold property during the third quarter. During the same three and nine months periods, earnings were adversely affected by a decrease in the gross profit per metric ton traded in marine, a decline in aviation sales volume, and increases in salaries and other operating expenses. Also contributing to the nine months variance was a non-recurring credit related to the closure in fiscal 2001 of the aviation joint venture in Ecuador.

The decline in aviation sales volume reflects management's decision to reduce its credit exposure and increase margins. The decrease in aviation sales volume is also related to lower demand resulting from a general slowdown in economic activity. For marine, the decrease in the gross profit per metric ton traded is due to competitive pressures stemming from the current recessionary economic environment, and by the recent acquisitions in the marine segment which resulted in the addition of lower margin trading and brokerage business. World Fuel may experience decreases in future sales volume, in both segments, as a result of the current deterioration in the economy, the military actions in response to the September 11th terrorist attacks, as well as possible future terrorist activity.

The increase in expenses is related, in part, to the business initiatives implemented during the latter part of fiscal years 2001 and 2002. These initiatives include the launch of World Fuel's new fuel management and fuel risk management divisions in the aviation segment, as well as increased spending in connection with information technology. Expenses have also increased due to the hiring of additional management personnel and the acquisitions in the marine segment.

The Three Months Ended December 31, 2001 Compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 2000
-----------------

World Fuel's revenue for the three months ended December 31, 2001 was $326.0 million, a decrease of $82.6 million, or 20.2%, as compared to revenue of $408.6 million for the corresponding period of the prior year. This decrease is primarily attributed to a sharp decline in fuel prices soon after the September 11th terrorist attacks and lower volume of aviation gallons sold. World Fuel's revenue during these periods was attributable to the following segments:


                                    Three Months Ended December 31,
           (In thousands)                2001             2000
                                    -------------    --------------
           Marine Fuel Services      $  240,336        $   276,916
           Aviation Fuel Services        85,628            131,651
                                    -----------       ------------
           Total Revenue             $  325,964        $   408,567
                                    ===========       ============


The marine fuel services segment contributed $240.3 million in revenue for the three months ended December 31, 2001, a decrease of $36.6 million, or 13.2%, over the corresponding period of the prior year. The decrease in revenue was due to a lower average price per metric ton sold, partially offset by a higher volume of metric tons sold. The increase in volume is attributable to increased sales by World Fuel's existing subsidiaries, as well as the addition of sales from the marine companies acquired in February and April 2001. The aviation fuel services segment contributed $85.6 million in revenue for the three months ended December 31, 2001. This represented a decrease in revenue of $46.0 million, or 35.0%, as compared to the same period of the prior year. The decrease in revenue was due to an 11.9% decrease in the volume of gallons sold and a 26.2% decrease in the average price per gallon sold. The decrease in sales volume reflects management's decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001. Sales volume also decreased because of a general slowdown in economic activity.

World Fuel's gross profit of $18.8 million for the three months ended December 31, 2001 increased $740 thousand, or 4.1%, as compared to the same period of the prior year. World Fuel's gross margin increased to 5.8% for the three months ended December 31, 2001 from 4.4% for the same period of the prior year. World Fuel's marine fuel services segment achieved a 4.1% gross margin for the three months ended December 31, 2001, as compared to 3.5% for the same period of the prior year. This gross margin increase resulted from a drop in the average price per metric ton traded, which offset a lower gross profit per metric ton traded. The narrower gross profit per metric ton traded was caused by competitive pressures, and by the recent acquisitions in the marine segment which resulted in the addition of lower margin trading and brokerage business. By integrating these acquisitions into World Fuel's existing global network, World Fuel intends to use better buying practices and value-added services to maximize the gross profit of the newly acquired companies. World Fuel's aviation fuel services business achieved a 10.6% gross margin for the three months ended December 31, 2001, as compared to 6.4% for the same period during the prior year. This increase resulted from an overall increase in the gross profit per gallon sold and the decline in the average price per gallon sold. The improvement in gross profit per gallon resulted, in part, from a revision in World Fuel's pricing strategy.

Total operating expenses for the three months ended December 31, 2001 were $13.3 million, a decrease of $79 thousand, or 0.6%, as compared to the same period of the prior year. This decrease resulted from a $287 thousand reduction in the provision for bad debts and the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting these improvements were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past year.

World Fuel's income from operations for the three months ended December 31, 2001 was $5.6 million, an increase of $819 thousand, as compared to $4.7 million for the same period of the prior year. Income from operations during these periods was attributable to the following segments:


                                        Three Months Ended December 31,
           (In thousands)                    2001             2000
                                        -------------    --------------
           Marine Fuel Services          $    4,298        $     4,025
           Aviation Fuel Services             3,353              3,128
           Corporate Overhead                (2,090)            (2,411)
                                        -----------       ------------
           Total Income from Operations  $    5,561        $     4,742
                                        ===========       ============


The marine fuel services segment earned $4.3 million in income from operations for the three months ended December 31, 2001, an increase of $273 thousand, or 6.8%, over the corresponding period of the prior year. This increase resulted primarily from a decrease in compensation. The aviation fuel services segment's income from operations was $3.4 million for the three months ended December 31, 2001, an increase of $225 thousand, or 7.2%, as compared to the same period of the prior year. This improvement is due to a higher gross profit and lower provision for bad debts, partially offset by increased compensation and other operating expenses as a result of staff additions and various business initiatives which were implemented over the past year. The decrease in corporate overhead is due to lower consulting and telecommunications expenses.

During the three months ended December 31, 2001, Other income, net, was $579 thousand, a decrease of $129 thousand, compared to $708 thousand for the corresponding period of the prior year. This decrease is mainly due to foreign exchange losses for the three months ended December 31, 2001 as opposed to foreign exchange gains in the same period of the prior year. Partially offsetting were the equity in earnings of the PAFCO aviation joint venture, an increase in interest income, and a gain on the sale of a leasehold property.

World Fuel's effective tax rate for the three months ended December 31, 2001 was 27.1%, resulting in an income tax provision of $1.7 million, as compared to 28.2% and $1.5 million for the same quarter last year.

Net income from continuing operations for the three months ended December 31, 2001 was $4.5 million, an increase of $561 thousand as compared to net income from continuing operations of $3.9 million for the same period of the prior year. Diluted earnings per share on income from continuing operations was $0.42, an increase of $0.05 as compared to the same period of the prior year.

During the three months ended December 31, 2000, the Company recorded additional income taxes of $496 thousand in discontinued operations related to the gain on sale of the oil recycling segment. Such additional taxes were recorded based on the actual fiscal 2000 income tax returns filed. The net loss from discontinued operations for the three months ended December 31, 2000 was $496 thousand, or $0.05 per share. No expenses from discontinued operations were incurred for the three months ended December 31, 2001.

Net income for the three months ended December 31, 2001 was $4.5 million, an increase of $1.1 million, as compared to $3.4 million for the same period of the prior year. Diluted earnings per share, including discontinued operations, was $0.42, an increase of $0.10, as compared to $0.32 for the same period of the prior year.

The Nine Months Ended December 31, 2001 Compared to the Nine Months Ended
-------------------------------------------------------------------------
December 31, 2000
-----------------

World Fuel's revenue for the nine months ended December 31, 2001 was $1.01 billion, a decrease of $147.4 million, or 12.7%, as compared to revenue of $1.16 billion for the corresponding period of the prior year. This decrease is primarily attributed to a decline in fuel prices and a decrease in sales volume for the aviation fuel services segment. World Fuel's revenue during these periods was attributable to the following segments:


                                     Nine Months Ended December 31,
           (In thousands)                2001             2000
                                    -------------    --------------
           Marine Fuel Services      $  727,035        $   769,166
           Aviation Fuel Services       286,746            392,014
                                    -----------       ------------
           Total Revenue             $1,013,781        $ 1,161,180
                                    ===========       ============


The marine fuel services segment contributed $727.0 million in revenue for the nine months ended December 31, 2001, a decrease of $42.1 million, or 5.5%, over the corresponding period of the prior year. The decrease in revenue was due to a lower average price per metric ton sold, partially offset by an increase in the volume of metric tons sold. The aviation fuel services segment contributed $286.7 million in revenue for the nine months ended December 31, 2001, a decrease in revenue of $105.3 million, or 26.9%, as compared to the same period of the prior year. The revenue decline was due to an 18.4% decrease in the volume of gallons sold, and a 12.3% decrease in the average price per gallon sold. The decrease in sales volume reflects management's decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001. Sales volume also decreased because of a general slowdown in economic activity.

World Fuel's gross profit of $55.0 million for the nine months ended December 31, 2001 increased $3.2 million, or 6.2%, as compared to the same period of the prior year. World Fuel's gross margin increased to 5.4% for the nine months ended December 31, 2001 from 4.5% for the same period of the prior year. World Fuel's marine fuel services segment achieved a 3.9% gross margin for the nine months ended December 31, 2001, as compared to a 3.5% gross margin for the same period of the prior year. The increase resulted from a drop in the average price per metric ton traded, which offset a lower gross profit per metric ton traded. The narrower gross profit per metric ton traded was caused by competitive pressures, and by the recent acquisitions in the marine segment, as noted in the analysis of the results of the quarter. World Fuel's aviation fuel services business achieved a 9.4% gross margin for the nine months ended December 31, 2001, as compared to 6.3% for the same period during the prior year. This increase resulted from a higher gross profit per gallon sold and a lower average price per gallon sold. The improvement in gross profit per gallon resulted, in part, from a revision in World Fuel's pricing strategy.

Total operating expenses for the nine months ended December 31, 2001 were $40.1 million, a decrease of $5.0 million, or 11.1%, as compared to the same period of the prior year. This decrease resulted from a $4.5 million decrease in the provision for bad debts, a $3.5 million executive severance charge in the prior year, and the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting this improvement were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past year.

World Fuel's income from operations for the nine months ended December 31, 2001 was $14.9 million, an increase of $8.2 million, or 123.1%, as compared to the same period of the prior year. Income from operations during these periods was attributable to the following segments:

                                          Nine Months Ended December 31,
        (In thousands)                        2001             2000
                                          ------------    --------------
        Marine Fuel Services              $  11,288        $   7,730
        Aviation Fuel Services                8,950            8,039
        Corporate Overhead                   (5,332)          (9,088)
                                         ----------        ---------
        Total Income from Operations      $  14,906        $   6,681
                                         ==========        =========


The marine fuel services segment earned $11.3 million in income from operations for the nine months ended December 31, 2001, an increase of $3.6 million, or 46.0%, over the corresponding period of the prior year. This increase resulted from a $3.8 million lower provision for bad debts and a higher gross profit, partially offset by operating expenses of the newly acquired companies and staff additions. The aviation fuel services segment's income from operations was $9.0 million for the nine months ended December 31, 2001, an increase of $911 thousand, or 11.3%, as compared to the same period of the prior year. This improvement is due to a higher gross profit and lower provision for bad debts, partially offset by increased operating expenses related to staff additions and various business initiatives which were implemented over the past year. The improvement in corporate overhead is due to the $3.5 million executive severance charge incurred in the second quarter of the prior year and lower consulting and telecommunications expenses, partially offset by staff additions and higher compensation.

During the nine months ended December 31, 2001, Other income, net, was $1.8 million, a decrease of $234 thousand, or 11.3%, as compared to the nine months ended December 31, 2000. This decrease is mainly due to foreign exchange losses for the nine months ended December 31, 2001 as opposed to foreign exchange gains in the same period of the prior year, and a non-recurring credit recorded last year relating to the closure of the aviation joint venture in Ecuador. Largely offsetting were the equity in earnings of the PAFCO aviation joint venture, an increase in interest income, a gain on the sale of a leasehold property, and the insurance settlement recovery relating to the loss of product off the coast of Nigeria.

For the nine months ended December 31, 2001, our effective tax rate was 23.8%, for an income tax provision of $4.0 million, as compared to a tax rate of 15.7% and an income tax provision of $1.4 million for the same period a year ago. Income taxes for the nine months ended December 31, 2000 reflect the impact of the executive severance and the provision for bad debts, for which World Fuel received an income tax benefit.

Net income from continuing operations for the nine months ended December 31, 2001 was $12.8 million, an increase of $5.4 million from the same period of the prior year. Diluted earnings per share on income from continuing operations was $1.20, an increase of $0.51, or 73.9% from the same period of the prior year. Net loss from discontinued operations for the nine months ended December 31, 2000 was $496 thousand, or $0.05 per diluted share. No expenses from discontinued operations were incurred for the three months ended December 31, 2001.

Net income for the nine months ended December 31, 2001 was $12.8 million, an increase of $5.9 million, or 85.5%, as compared to the same period of the prior year. Diluted earnings per share was $1.20, an increase of $0.56, or 87.5%, as compared to the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents amounted to $56.2 million at December 31, 2001, as compared to $39.0 million at March 31, 2001. For the nine months ended December 31, 2001, cash provided by operations was $23.4 million, plus approximately $1.8 million each from stock options exercised and discontinued operations. The principal uses of cash were $3.1 million for an acquisition in the marine segment, $1.5 million for the repayment of debt, $3.1 million in dividends, $1.3 million for the repurchase of the Company's stock, and $978 thousand in capital purchases. Components of changes in cash and cash equivalents, for the nine months ended December 31, 2001 and 2000, are detailed in the Condensed Consolidated Statements of Cash Flows. In connection with the January 2002 acquisition in the marine segment, the Company paid cash of approximately $5.4 million plus working capital funding of approximately $2.0 million in January 2002.

Working capital as of December 31, 2001 was $80.7 million, representing an increase of $4.9 million from working capital as of March 31, 2001. As of December 31, 2001, World Fuel's accounts and notes receivable, excluding the allowance for bad debts, amounted to $106.6 million, a decrease of $30.4 million, as compared to the balance at March 31, 2001. This decrease is mostly related to the decline in fuel prices. The allowance for bad debts as of December 31, 2001 amounted to $11.0 million as compared to $11.2 million at March 31, 2001. During the nine months ended December 31, 2001, World Fuel charged $3.2 million to the provision for bad debts and had charge-offs in excess of recoveries of $3.4 million.

Prepaid expenses and other current assets decreased $2.0 million, due to the settlement payment received by World Fuel from EarthCare in April 2001 related to the sale of the recycling operations, and a decrease in prepaid fuel in the aviation fuel services segment. Partially offsetting was an increase in deferred income tax assets and the equity in earnings in the PAFCO aviation joint venture.

Capital expenditures for the nine months ended December 31, 2001 consisted primarily of computer equipment purchases and computer software development costs. Goodwill increased by $5.1 million during the nine months ended December 31, 2001, to $29.7 million, due to the marine acquisition consummated in April 2001. As a result of the January 2002 acquisition in the marine segment, the Company anticipates recording approximately $6.0 million in intangible assets.

In the aggregate, accounts payable, accrued expenses and other current liabilities decreased $23.1 million. Short-term debt and long-term liabilities, in the aggregate, increased by $674 thousand as a result of the marine segment's April 2001 acquisition, partially offset by the second installment paid on the Bunkerfuels acquisition.

Stockholders' equity amounted to $113.8 million, or $10.88 in book value per share at December 31, 2001, compared to $103.9 million, or $9.98 in book value per share at March 31, 2001. The $9.9 million increase in stockholders' equity was due to $12.8 million in earnings and $1.8 million received from the exercise of stock options, partially offset by the declaration of dividends of $3.4 million and $1.3 million for the repurchase of the Company's stock.

World Fuel expects to meet its working capital and capital expenditure requirements from existing cash, operations and additional borrowings, as necessary, under its existing revolving credit facility. World Fuel's business has been, and will continue to be, affected by fluctuations in fuel prices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

World Fuel offers swaps and caps to customers in its marine and aviation businesses, as part of its fuel management services. World Fuel simultaneously enters into a commodity based derivative instrument with its customer and a counter-party. The counter-parties are major oil companies and derivative trading firms. Accordingly, World Fuel does not anticipate non-performance by such counter-parties. Pursuant to these transactions, World Fuel is not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by World Fuel. Performance risk under these contracts is considered a credit risk. This risk is minimized by additional credit criteria established for these customers. As of December 31, 2001, World Fuel held eleven outstanding swap contracts for approximately 16 thousand metric tons, expiring monthly through March 31, 2002, and eight outstanding swap contracts for approximately 5.3 million gallons, expiring monthly through April 30, 2002.

The Company's policy is to not use derivative financial instruments for speculative purposes.

                          PART II. OTHER INFORMATION
                                   -----------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

In July 2001, World Fuel received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company ("EarthCare") to pay World Fuel compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead's default on his agreement to purchase all of the shares of EarthCare stock owned by World Fuel for approximately $5.0 million. World Fuel received the EarthCare stock as part payment for the sale of World Fuel's oil recycling operations in February 2000. As of March 31, 2001, a contract receivable for approximately $5.0 million is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. Since March 31, 2001, World Fuel received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of December 31, 2001, the balance due from Mr. Moorehead, excluding interest, was approximately $4.3 million and is included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. World Fuel continues to vigorously pursue collection of its judgment and currently is seeking to have a receiver appointed by the court to administer Mr. Moorehead's assets and to sell these assets. Although World Fuel believes that it will recover the remaining amount of the debt, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorhead may file for personal bankruptcy, and that his saleable assets will not produce sufficient sales proceeds to satisfy the debt.

World Fuel is also involved in other legal and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, except as set forth in World Fuel's Annual Report on Form 10-K for the year ended March 31, 2001, or the quarterly reports on Form 10-Q for the periods ended September 30, 2001 and June 30, 2001, World Fuel's liability, if any, under any such legal or administrative proceedings, is not expected to materially affect its financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

None


ITEM 5.  OTHER INFORMATION
------   -----------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a) The exhibit set forth in the following index of exhibits are filed as part of this report:

         EXHIBIT NO.     DESCRIPTION
         -----------     ------------

            (10)         Material contracts filed with this Form 10-Q:

                         (a) Amended and Restated Employment Agreement with Mr. Michael Kasbar, Chief Executive Officer of the Marine Fuel Services Segment, dated October 11, 2001.

                         (b) Credit Agreement, dated as of December 7, 2001, between World Fuel Services Corporation and LaSalle Bank National Association.

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 2001, World Fuel did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: February 6, 2002        WORLD FUEL SERVICES CORPORATION
      ----------------        -------------------------------



                              /s/ Paul H. Stebbins.
                              -----------------------------------

                              PAUL H. STEBBINS
                              PRESIDENT and CHIEF OPERATING OFFICER



                              /s/ Carlos A. Abaunza
                              -----------------------------------

                              CARLOS A. ABAUNZA
                              CHIEF FINANCIAL OFFICER and TREASURER
                              (Principal Financial and Accounting Officer)

                               Index to Exhibits


         EXHIBIT NO.     DESCRIPTION
         -----------     -----------


             10          (a)  Amended and Restated Employment Agreement with Mr.
                              Michael Kasbar, Chief Executive Officer of the
                              Marine Fuel Services Division, dated October 11,
                              2001.

             10          (b)  Credit Agreement, dated as of December 7, 2001,
                              between World Fuel Services Corporation and
                              LaSalle Bank National Association.