Form 10-K
period 2002-03-31
WORLD FUEL SERVICES CORP
filed 2002-06-18
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	59-2459427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 South Royal Poinciana Blvd., Suite 800 Miami Springs, Florida	33166
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (305) 884-2001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐.

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by nonaffiliates of the registrant was $189.1 million (computed by reference to the closing sale price as of June 5, 2002).

The registrant had 10.4 million shares of common stock, par value $.01 per share, net of treasury stock, issued and outstanding as of June 5, 2002.

Documents incorporated by reference:

Part III-Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

i

PART I

ITEM 1.     BUSINESS

General

World Fuel Services Corporation was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us”. Our principal business is the marketing of marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related services to a broad base of international shipping companies and to the United States and foreign militaries. We offer 24-hour around-the-world service, credit terms, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, and competitively priced aviation fuel and other aviation related services, including fuel management services, to passenger, cargo and charter airlines, as well as to the United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 8 to the accompanying consolidated financial statements.

Forward-Looking Statements

This report and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

History

Our executive offices are located at 700 South Royal Poinciana Boulevard, Suite 800, Miami Springs, Florida 33166 and our telephone number at this address is (305) 884-2001. Our aviation fuel services business is conducted through ten subsidiaries, with principal offices in the United States, United Kingdom, Singapore, Mexico, and Costa Rica. Our marine fuel services business is conducted through thirteen subsidiaries with principal offices in the United States, United Kingdom, Denmark, Norway, Costa Rica, South Africa, South Korea, Singapore, Japan, Hong Kong, the Netherlands, and the United Arab Emirates. See “Item 2—Properties” for a list of principal offices by business segment and “Exhibit 21—Subsidiaries of the Registrant” included in Item 14 of this Annual Report on Form 10-K for a list of our subsidiaries.

In 1984, we began our operations as a used oil-recycler in the southeast United States. This segment of our business was exited in February 2000 through the sale of the stock of our International Petroleum Corporation subsidiaries, to Dallas-based EarthCare Company (“EarthCare”). For additional information regarding this transaction, refer to Note 2 to the consolidated financial statements, included herein, and “Item 3—Legal Proceedings.”

In 1986, we diversified our operations by entering, through an acquisition, the aviation fuel services business. This segment of our business expanded from a business primarily concentrated in Florida to an international sales company covering airports throughout most of the world. This expansion resulted from acquisitions and the establishment of new offices. In

December 2000, we acquired a 50% interest in PAFCO L.L.C. (“PAFCO”) from Signature Flight Support Services Corporation. PAFCO markets aviation fuel and related services. For additional information on the PAFCO transaction, refer to Notes 1 and 7 to the consolidated financial statements included in this report.

In 1995, we further diversified our fuel services operations and entered the marine fuel business by acquiring the Trans-Tec Services group of companies. In 1999, we expanded our marine fuel business and our share of the world’s marine fuel market with the acquisition of the Bunkerfuels group of companies. Since 1999, we have continued our expansion of the marine business through the acquisitions of Norse Bunkers, based in Oslo, Norway; Marine Energy, located in Dubai, United Arab Emirates; and the Oil Shipping group of companies, with operations in Singapore, the Netherlands and Hong Kong. Since our entry into the marine fuel services business, we have opened various new offices in key strategic markets, such as South Africa, Japan, Denmark, Greece, and Seattle, Washington. For additional information regarding our acquisitions since 1999, refer to Note 1 to the consolidated financial statements, included in this report.

Description of Business

Our principal business is the marketing of marine fuel services to a broad base of international shipping companies and to the United States and foreign militaries, and of aviation fuel services to passenger, cargo and charter airlines, as well as to United States and foreign militaries. We currently employ a total 362 people worldwide, of which 122 people are employed in our marine fuel business and 188 people are employed in our aviation fuel business.

Marine Fuel Services

We market marine fuel and services to a broad base of customers, including international container and tanker fleets, time charter operators, as well as to United States and foreign military vessels. Marine fuel and related services are provided throughout most of the world.

Through our vast network of strategically located sales offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. Our marine related services include management services for the procurement of fuel, cost control through the use of hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services because the cost of fuel is a major component of a vessel’s operating overhead.

As an increasing number of ship owners, time charter operators, and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, our value added services have become an integral part of the oil and transportation industries’ push to shed non-core functions and reduce costs. Suppliers use our global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use our real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

In our marine operations, we act as a broker and as a source of market information for the end user, negotiate the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedite the arrangements for the delivery of fuel. For this service, we are paid a commission from the supplier. We also act as a reseller, when we purchase the fuel from a supplier, mark it up, and resell the fuel to a customer.

We purchase our marine fuel from suppliers worldwide. Our cost of fuel is generally tied to spot pricing, market-based formulas or is governmentally controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

We utilize subcontractors to provide various services to customers, including fueling of vessels in-port and at-sea, and transportation of fuel and fuel products.

During fiscal 2002, 2001 and 2000, none of our marine fuel customers accounted for more than 10% of our consolidated revenue.

Aviation Fuel Services

We market aviation fuel and services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign militaries. We have developed an extensive network that enables us to provide aviation fuel and related services to customers at airports throughout most of the world. Our aviation related services include fuel management, flight plans, weather reports, ground handling, and flight permits.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to smaller airlines and avoid doing business with smaller airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines’ working capital. We recognize that the extension of credit is a risk, but also a significant area of opportunity. Accordingly, we extend unsecured credit to most of our customers.

We purchase our aviation fuel from suppliers worldwide. Our cost of fuel is generally tied to market-based formulas or is governmentally controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

Outside of the United States, we do not maintain fuel inventory since we arrange to have the fuel delivered into our customers’ aircraft directly from our suppliers. In the United States, fuel is delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple locations in the United States for competitive reasons and inventory levels are kept at an operating minimum. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel, and related aviation services.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products.

During fiscal 2002, 2001 and 2000, none of our aviation fuel customers accounted for more than 10% of our consolidated revenue.

Risk Factors

Credit Losses.    Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. Although we generally do not insure our receivables, we are exploring the possibility of using credit insurance on a more widespread basis within our marine segment. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to seven customers, and two of these customers have outstanding balances ranging from $9.0 to $10.0 million. In our aviation fuel services segment, our largest credit exposure to a single customer is $3.0 million.

During fiscal 2002, world oil prices continued to exhibit volatility. Fuel costs represent a significant part of a vessel’s and airline’s operating expenses; accordingly, the volatility in fuel prices has adversely affected our customers in the past, and we expect this to continue in the future. Our credit losses are generally higher during times of rapidly increasing oil prices.

Although most of our transactions are denominated in U.S. dollars, many of our customers are foreign and may be required to purchase U.S. dollars to pay for our products and services. A rapid devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This will in turn result in higher credit losses for us.

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Senior Management.    Our ability to maintain our competitive position is dependent largely on the services of our senior management team. If we are unable to retain the existing senior management personnel, or to attract other qualified senior management personnel, our businesses will be adversely affected.

Revolving Line of Credit.    Our revolving credit agreement imposes certain operating and financial restrictions, including limitations on the amount of dividends that may be paid. Our failure to comply with the obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. Such an event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, or impair our ability to receive advances, and issue letters of credit, and may have a material adverse effect on us.

Market Risks.    We are a provider of marine fuel and related services to international container and tanker fleets, time charter operators, and the United States and foreign militaries. We also provide aviation fuel and related services primarily to secondary passenger and cargo airlines, as well as corporate customers and United States and foreign militaries. Our fuel services are provided through relationships with the large independent oil suppliers, as well as government owned oil companies. We could be adversely affected by industry consolidation, on the customer side, because of increased merger activity in the airline and shipping industries. On the supply side, we could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies or to provide less advantageous credit and price terms to us. Moreover, a rapid and sustained increase in fuel prices could affect the credit limits extended to us by our suppliers, potentially impacting our liquidity and profitability. Conversely, a rapid decline in fuel prices could adversely affect our profitability because of the inventory held by us in the United States.

Competition.    We are subject to aggressive competition in all areas of our business. Our competitors are numerous, ranging from large multinational corporations to relatively small and specialized firms. We compete primarily on the basis of credit, price, reliability, customer service and support.

Environmental and Other Liabilities; Uninsured Risks.    In the marine and aviation fuel segments, we utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurances cover acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean-up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations. See “Regulation” and “Item 3—Legal Proceedings.”

We continuously review the adequacy of our insurance coverage. However, we lack coverage for various risks, including environmental claims. An uninsured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position and results of operations.

Regulation

Our activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, both in and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil.

The principal laws and regulations affecting our businesses and the markets it serves are as follows:

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund” or “CERCLA”) establishes a program for federally directed response or remedial actions with respect to the uncontrolled discharge of hazardous substances, pollutants or contaminants, including waste oil, into the environment. The law authorizes the United States federal government either to seek a binding order directing responsible parties to undertake such actions or authorizes the United States federal government to undertake such actions and then to seek compensation for the cost of clean-up and other damages from potentially responsible parties. The United States Congress established a federally managed trust fund, commonly known as the Superfund, to fund response and remedial actions undertaken by the United States federal government. The trust fund is used to fund federally conducted actions when no financially able or willing responsible party has been found.

The Superfund Amendments and Re-authorization Act of 1986 (“SARA”) adopted more detailed and stringent standards for remedial action at Superfund sites, and clarified provisions requiring damage assessments to determine the extent and monetary value of injury to the environment. SARA also provides a separate funding mechanism for the clean-up of underground storage tanks.

The Resource Conservation and Recovery Act of 1976 (“RCRA”) established a comprehensive regulatory framework for the management of hazardous waste at active facilities. RCRA sets up a “cradle-to-grave” system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires permits for construction, operation and closure of facilities and requires 30 years of post-closure care and monitoring. RCRA was amended in 1984 to increase the scope of RCRA regulation of small quantity waste generators and waste oil handlers and recyclers; require corrective action at hazardous waste facilities (including remediation at certain previously closed solid waste management units); phase in restrictions on disposal of hazardous waste; and require the identification and regulation of underground storage tanks containing petroleum and certain chemicals.

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

The Safe Drinking Water Act, as amended in 1986, regulates public water supplies by requiring the EPA to establish primary drinking water standards. These standards are likely to be further expanded under the EPA’s evolving groundwater protection strategy which is intended to set levels of protection or clean-up of the nation’s groundwater resources. These groundwater quality requirements will then be applied to RCRA facilities and CERCLA sites, and remedial action will be required for releases of contaminants into groundwater.

The International Convention for the Prevention of Pollution from Ships (“MARPOL”) places strict limitations on the discharge of oil at sea and in port and requires ships to transfer oily waste to certified reception facilities. The United States Coast Guard has issued regulations effective March 10, 1986 which implement the requirements of MARPOL. Under these regulations, each terminal and port of the United States that services oceangoing tankers or cargo ships over 400 gross tons must be capable of receiving an average amount of oily waste based on the type and number of ships it serves. The reception facilities may be fixed or mobile, and may include tank trucks and tank barges.

The National Pollutant Discharge Elimination System (“NPDES”), a program promulgated under the Clean Water Act, permits states to issue permits for the discharge of pollutants into the waters of the United States in lieu of federal EPA regulation. State programs must be consistent with minimum United States federal requirements, although they may be more stringent. NPDES permits are required for, among other things, certain industrial discharges of storm water.

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

State and Local Government Regulations.    Many states have been authorized by the EPA to enforce regulations promulgated under RCRA and other United States federal programs. In addition, there are numerous state and local authorities that regulate the environment, some of which impose stricter environmental standards than United States federal laws and regulations. Some states, including Florida, have enacted legislation which generally provides for registration, record keeping, permitting, inspection, and reporting requirements for transporters, collectors and recyclers of hazardous waste and waste oil. The penalties for violations of state law include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance. In addition, some local governments have established local pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and local environmental studies.

Non U.S. Government Regulations.    Many non-U.S. governments impose laws and regulations relating to the protection of the environment and the discharge of pollutants in the environment. Such laws and regulations could impose significant liability on us for damages, clean-up costs and penalties for discharges of pollutants in the environment, as well as injunctive relief. In addition, some non-U.S. government agencies have established pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and environmental impact assessments.

U.S. Federal, State, and Non-U.S. Taxes on Fuel.    Our marine and aviation fueling operations are affected by various U.S. federal and state taxes imposed on the purchase and sale of marine and aviation fuel products. In the United States, federal law imposes a manufacturer’s excise tax on sales of marine and aviation fuel. Sales to aircraft and vessels engaged in non-U.S. trade are exempt from this tax. These exemptions may be realized either through tax-free or tax-reduced sales, if the seller qualifies as a producer under applicable regulations, or, if the seller does not so qualify, through a tax-paid sale followed by a refund to the exempt user. Several states, where we sell marine and aviation fuel, impose excise and sales taxes on fuel sales; certain sales of fuel by us qualify for full or partial exemptions from these state taxes. Non-U.S. jurisdictions also impose certain taxes on fuel, such as VAT and excise taxes. We continuously review our compliance with U.S. and non-U.S. laws which impose taxes on our operations. Sales and excise taxes on fuel are generally added to the sales price and passed on to our customers. However, in certain cases, we may be responsible for these taxes, including cases where the customer fails to reimburse us, or where the customer or we do not qualify for an exemption believed to be available at the time of the sale.

ITEM 2.     PROPERTIES

The following pages set forth by segment and subsidiary the principal properties leased by us as of June 5, 2002. We consider our properties and facilities to be suitable and adequate for our present needs. Refer to the accompanying consolidated financial statements for additional information.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
PROPERTIES

Lessee and Location	Principal Use	Lease Term
Corporate
World Fuel Services Corporation	Executive and administrative	January 2003
700 S. Royal Poinciana Blvd., Suite 800	offices
Miami Springs, FL 33166

Marine Fuel Services
Trans-Tec Services, Inc.
700 S. Royal Poinciana Blvd., Suite 800	Executive and administrative	January 2003
Miami Springs, FL 33166	offices

2 Greenwich Office Park	Administrative, operations	December 2006
Greenwich, CT 06830	and sales offices

60 East Sir Francis Drake Blvd., Suite 301	Administrative, operations	January 2004
Larkspur, CA 94939	and sales offices

Room 403, Anglican Church Building	Sales office	June 2003
3-7, Chung-dong, Chung-ku
Seoul 100-120 South Korea

129 Beach Road, Mouille Point	Sales office	March 2005
Capetown, South Africa 8001

Trans-Tec Services (UK) Ltd.	Administrative, operations	November 2002
Millbank Tower, 21/24 Millbank	and sales offices
London SW1P 4QP United Kingdom

Gammelbyved 2	Sales office	Month-to-month
Karise, Denmark 4653

Trans-Tec International S.R.L.	Administrative, operations	April 2003
Casa Petro S.A.	and sales offices
Oficentro Ejécutivo La Sabana Sur
Edificio #5, Primer Piso
San José, Costa Rica

Trans-Tec Services (Singapore) Pte., Ltd.	Administrative, operations	March 2005
101 Thomson Road #13-03/04, United Square	and sales offices
Singapore 307591

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
PROPERTIES
(Continued)

Lessee and Location	Principal Use	Lease Term
Marine Fuel Services, Continued	Sales office	Month-to-month
Trans-Tec Services (Japan) Co. K.K.
6th floor, Tozan Building, 4-4-2
Nihonbashi Hon-Cho, Chuo-Ku
Tokyo 103-0023, Japan

Pacific Horizon Petroleum Services, Inc.	Administrative, operations	December 2005
2025 First Ave., Suite 1110	and sales offices
Seattle, WA 98121

Bunkerfuels Corporation	Administrative, operations	January 2010
Raritan Plaza III	and sales offices
101 Fieldcrest Avenue Suite 2B
Edison, NJ 08837
Room 2504, Jangkyo Bldg., 1 Jangkyo-Dong	Sales office	Month-to-month
Seoul, Korea

Bunkerfuels UK Limited	Administrative, operations	November 2002
Millbank Tower, 21/24 Millbank	and sales offices
London SW1P 4QP United Kingdom

Norse Bunkers AS	Administrative, operations	February 2003
Niels Juels gate 11 B	and sales offices
0272 Oslo, Norway

Marine Energy Arabia Co. LLC	Sales office	September 2003
City Tower 1
Dubai, United Arab Emirates

Oil Shipping (Bunkering) BV	Administrative, operations	Month-to-month
Vasteland 6	and sales offices
3011 BK Rotterdam, Netherlands

Oil Shipping (Hong Kong) Ltd.	Administrative, operations	March 2004
Unit A, 7th Floor	and sales offices
Yam Tze Commercial Building
23 Thompson Road, Wanchai, Hong Kong

Bunkerfuels Hellas, a branch of World Fuel	Sales office	February 2005
Services (Singapore) Pte., Ltd.
Poseidonos 60 Av., Third Floor
Glyfada 166-75 Athens, Greece

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
PROPERTIES
(Continued)

Lessee and Location	Principal Use	Lease Term
Aviation Fuel Services
World Fuel Services of FL	Executive, administrative,	January 2003
World Fuel Services, Inc.	operations, and sales offices
700 S. Royal Poinciana Blvd., Suite 800
Miami Springs, FL 33166
4995 East Anderson Avenue	Administrative, operations	Month-to-
Fresno, CA 93727	and sales offices	month

World Fuel International S.R.L.	Administrative, operations	April 2003
Petroservicios de Costa Rica S.A.	and sales offices
Oficentro Ejécutivo La Sabana Sur
Edificio #5, Primer Piso
San José, Costa Rica

World Fuel Services Ltd.	Administrative, operations	December 2007
Baseops Europe Ltd.	and sales offices
AirData Limited
Kingfisher House, Northwood Park, Gatwick Rd.
Crawley, West Sussex, RH10 2XN
United Kingdom

World Fuel Services (Singapore) Pte., Ltd.	Administrative, operations	March 2005
101 Thomson Road #13-03/04, United Square	and sales offices
Singapore 307591

PetroServicios de México S.A. de C.V.	Administrative, operations	Month-to-
Servicios Auxiliares de México S.A. de C.V.	and sales offices	month
Avenida Fuerza Aérea Mexicana No. 465
Colonia Federal
15700 México, D.F.

Baseops International, Inc.	Administrative, operations	February 2006
333 Cypress Run #200	and sales offices
Houston, Texas 77094

ITEM 3.     LEGAL PROCEEDINGS

In July 2001, we settled litigation filed in February 2000 relating to the theft of product off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million in fiscal 2002. In the accompanying Consolidated Statements of Income, the theft was included as a non-recurring charge in Other income (expense), net in fiscal 2000 and the recovery is included as a non-recurring credit in Other income (expense), net during fiscal 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October

2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. The receiver is empowered to perform any and all acts necessary and appropriate in order to take possession and control of Mr. Moorehead’s assets and property interests, and to collect, sell or otherwise liquidate those assets and property interests to satisfy our judgment. Because the receivership has just started, the receiver is still assessing the situation, and based upon his analysis and experience, is expected to develop a plan of action to liquidate Mr. Moorehead’s assets. Although we believe that we will recover the remaining amount of the debt, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorehead may file for personal bankruptcy, and that his saleable assets will not produce sufficient proceeds to satisfy the debt. Most of Mr. Moorehead’s assets are subject to liens in favor of other creditors, which will make it more difficult to sell the assets and realize sufficient proceeds to satisfy our judgment. Subsequent to the court’s appointment of a receiver, we received another interest payment of $100 thousand from Mr. Moorehead.

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement from such parties for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). One of those defendants is Page Avjet Fuel Corporation, now known as PAFCO L.L.C. (“PAFCO”). In December 2000, we acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”). Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all liabilities of PAFCO arising prior to the closing (“Closing”) of the purchase of our interest in PAFCO. Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising them of their potential liability for the clean-up costs which are the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. In May 2001, we advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

We intend to vigorously defend all claims asserted by the County relating to environmental contamination at the Airport. We believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure or recovery to ourselves if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation.

In addition to the matters described above, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange (“NYSE”) and the Pacific Stock Exchange under the symbol INT. In May 2001, our Board of Directors approved a resolution to delist our stock from the Pacific Stock Exchange. Currently, we are working to remove our stock listing from the Pacific Stock Exchange.

The following table sets forth, for each quarter within fiscal 2002 and 2001, the closing sales prices of our common stock as reported by the NYSE and the quarterly cash dividends per share of common stock declared during the periods indicated.

	Price		Cash Dividends Per Share
	High	Low
Year ended March 31, 2002
First quarter	$12.70	$8.95	$0.175
Second quarter	13.60	8.71	0.075
Third quarter	18.90	10.05	0.075
Fourth quarter	19.97	16.08	0.075

Year ended March 31, 2001
First quarter	$8.88	$6.56	$0.050
Second quarter	9.44	7.38	0.050
Third quarter	8.13	6.19	0.050
Fourth quarter	9.70	7.38	0.050

In December 2001, we replaced our existing credit facility while maintaining the same credit limit. Our previous credit facility agreement restricted the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. Our new credit facility agreement restricts the payment of cash dividends to a maximum of 35% of net income for the preceding four quarters. The payments of the above dividends were in compliance with the previous credit facility agreement for fiscal 2001 and the first two quarters of fiscal 2002, and with the new credit facility agreement for the last two quarters of fiscal 2002. For additional information, see Note 3 to the accompanying consolidated financial statements and “Liquidity and Capital Resources” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 5, 2002, there were 237 shareholders of record of our common stock, and the closing price of our stock on the NYSE was $19.80. On May 29, 2002, our Board of Directors approved the following cash dividend schedule for the 2003 fiscal year:

Declaration Date	Per Share	Record Date	Payment Date
May 31, 2002	$0.075	June 14, 2002	July 2, 2002
August 30, 2002	$0.075	September 13, 2002	October 3, 2002
November 29, 2002	$0.075	December 13, 2002	January 3, 2003
February 28, 2003	$0.075	March 14, 2003	April 3, 2003

Common Stock Grants

During fiscal 2002, 2001 and 2000, we issued three thousand, twenty-five hundred, and two thousand shares, respectively, of common stock to our non-employee directors pursuant to a stock grant program whereby each non-employee director is given an annual stock grant of five hundred shares of our common stock. In addition, during fiscal 2001, the non-employee Chairman of the Audit and the Compensation Committees of the Board of Directors received an additional stock grant of one thousand shares of our common stock for additional services performed by the individual in his capacity as Chairman of these two committees.

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we could repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The Board of Directors resolved that the repurchased shares may be reissued for any proper corporate purpose, without limitation and including future acquisitions. In March 2002, we began reissuing our repurchased shares to employees who exercised their stock options instead of issuing new shares of our common stock. The difference between the aggregate cost of the repurchased shares and proceeds from employees’ exercise of stock options is recorded as an addition or deduction to Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of March 31, 2002, we have reissued nine thousand shares of treasury stock with an aggregate cost of $76 thousand. The following summarizes the status of our treasury stock repurchase programs at March 31, 2002:

(In thousands, except average price per share data)	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
Stock Repurchase Programs		Shares	Aggregate Cost	Average Price

August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock with an aggregate cost of $194 thousand prior to fiscal 2000.

Employee and Non-Employee Directors Stock Option Plans; and Warrants

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended by subsequent shareholders’ approvals. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at March 31, 2002 under the 1986 Plan expire between January 2005 and May 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended by subsequent shareholders’ approvals. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at March 31, 2002 under the 1996 Plan expire between August 2006 and March 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees, as amended by the Compensation Committee of the Board of Directors (the “Compensation Committee”) in May 2002. Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of March 31, 2002, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. As of March 31, 2002, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 769 thousand shares, of which 71 thousand shares are subject to options already issued and an additional 25 thousand shares have been issued as restricted stock grants.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The vesting period of the above items is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at March 31, 2002 under the 2001 Plan expire between September 2006 and December 2006.

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended by subsequent shareholders’ approvals. The Directors Plan permits the issuance of options to purchase up to an aggregate of 150 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at March 31, 2002 under the Directors Plan expire between August 2002 and August 2006.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options issued in 1995 expire between January 2005 and May 2005.

In July 2000, we granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to us. This warrant issued in 2000 expires in July 2003.

The following table summarizes the outstanding stock options which were issued pursuant to the plans described above, the options issued outside the plans in 1995, and the warrants issued in 2000:

(In thousands, except weighted-average exercise price)	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan name or description
2001 Plan	71	$14.28	673
1996 Plan	1,104	13.53	—
1986 Plan	90	7.29	—
Directors Plan	60	12.12	41
1995 non-qualified options (1)	46	7.56	not applicable

Total options	1,371	12.90	714
2000 warrant (1)	50	9.50	not applicable

	1,421	$12.78	714

(1)	The options and warrant issued in 1995 and 2000, respectively, were not approved by shareholders. All other plans shown in the table were approved by shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data has been summarized from our consolidated financial statements set forth in Item 8 of this report. The selected financial data should be read in conjunction with the notes set forth at the end of these tables, the accompanying consolidated financial statements and the related notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA

	For the year ended March 31,
	2002	2001	2000	1999	1998
	(In thousands, except earnings per share data)
Consolidated Income Statement Data
Revenue	$1,365,065	$1,529,242	$1,200,297	$720,561	$776,617
Cost of sales	1,288,891	1,457,500	1,136,052	667,302	733,379

Gross profit	76,174	71,742	64,245	53,259	43,238
Operating expenses	54,885	57,590	57,327	38,198	28,455

Income from operations	21,289	14,152	6,918	15,061	14,783
Other income (expense)	1,937	2,191	(5,646)	1,539	2,260

Income from continuing operations before income taxes	23,226	16,343	1,272	16,600	17,043
Provisions for income taxes	5,991	4,557	1,444	2,910	3,467

Income (loss) from continuing operations	17,235	11,786	(172)	13,690	13,576
Discontinued operations, net of tax:
Income from operations of oil-recycling segment	—	—	1,564	1,417	2,277
(Loss) gain on sale of oil-recycling segment	—	(1,152)	8,243	—	—

(Loss) income from discontinued operations	—	(1,152)	9,807	1,417	2,277

Net income	$17,235	$10,634	$9,635	$15,107	$15,853

Basic earnings (loss) per share:
Continuing operations	$1.66	$1.11	$(0.01)	$1.11	$1.11
Discontinued operations	—	—	0.13	0.11	0.19
(Loss) gain on sale of discontinued operations	—	(0.11)	0.68	—	—

Net income	$1.66	$1.00	$0.80	$1.22	$1.30

Weighted average shares—basic	10,381	10,644	12,045	12,375	12,230

Diluted earnings (loss) per share:
Continuing operations	$1.62	$1.11	$(0.01)	$1.10	$1.09
Discontinued operations	—	—	0.13	0.11	0.18
(Loss) gain on sale of discontinued operations	—	(0.11)	0.68	—	—

Net income	$1.62	$1.00	$0.80	$1.21	$1.27

Weighted average shares—diluted	10,646	10,663	12,045	12,533	12,528

(Continued)

SELECTED FINANCIAL DATA

	As of March 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$132,586	$125,863	$142,250	$95,436	$79,124
Current assets	213,139	188,225	196,409	128,012	107,755
Goodwill and identifiable intangible asset	35,751	24,598	23,040	15,148	15,402
Other assets—investment goodwill	2,857	2,904	—	—	—
Total assets	257,923	222,165	227,915	164,394	141,213
Current liabilities	133,851	112,439	122,368	56,741	46,546
Long-term liabilities	7,633	5,866	5,886	6,856	2,756
Stockholders’ equity	116,439	103,860	99,661	100,797	91,911

NOTES TO SELECTED FINANCIAL DATA

Since fiscal 1995, we have declared and paid cash dividends. See “Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters.” In October 1997, our Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997.

In January 1998, April 1999, February 2001, April 2001, and January 2002, we acquired the Baseops group of companies, the Bunkerfuels group of companies, Norse Bunker A.S., the Marine Energy group of companies, and the Oil Shipping group of companies, respectively. These acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 1, 2001. In February 2000, we sold our oil-recycling segment. Accordingly, as of December 31, 1999, we reported our oil-recycling segment as a discontinued operation. Our consolidated financial statements were reclassified to report separately the net assets and operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations. In October 2000, our aviation joint venture in Ecuador ceased operations.

Pursuant to various treasury stock repurchase programs, during fiscal 2002, 2001, 2000, and 1999, we repurchased approximately 259 thousand, 598 thousand, 1.2 million, and 324 thousand shares, respectively. The aggregate cost paid for these repurchased shares was $3.3 million, $4.4 million, $8.4 million, and $3.9 million in fiscal 2002, 2001, 2000, and 1999, respectively. Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock with an aggregate cost of $194 thousand prior to fiscal 2000. See “Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters” for additional information.

Effective April 1, 2001, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which among other provisions, states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded during fiscal 2002.

In fiscal 2002, an insurance settlement recovery of $1.0 million related to a theft of product off the coast of Nigeria was included in Other income (expense), net. The theft of product resulted in a non-recurring charge of $3.1 million recorded in fiscal 2000 and included in Other income (expense), net.

In fiscal 2001, a $3.5 million executive severance charge incurred in terminating the employment agreement with our former Chairman of the Board of Directors was included in Operating expenses.

In fiscal 2000, a non-recurring charge of $2.5 million relating to the write-down of our investment in the aviation joint venture in Ecuador was included in Other income (expense), net.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 6—Selected Financial Data,” and with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to the United States and foreign militaries. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 72% of our total revenue in fiscal 2002, while our aviation fuel business accounted for the remaining 28%. For fiscal 2001 and 2000, our marine fuel business accounted for approximately 66% and 62%, respectively, of our total revenue. In fiscal 2002, excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 52% and 48%, respectively, of operating income. For fiscal 2001 and 2000, excluding corporate overhead, our marine fuel services contributed 53% and 63%, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible asset, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue is generally recorded in the period when the sale is made or as the services are performed. We contract with unrelated third parties to provide the fuel and/or deliver most services. This causes delays in receiving the necessary information for invoicing to our customers. Accordingly, revenue may be recognized in a period subsequent to when the actual delivery of fuel or service was performed. This policy does not result in reported results that are materially different than if the revenue were recognized in the period of actual delivery or performance.

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of March 31, 2002 and 2001, we had accounts and notes receivable of $132.6 million and $125.9 million, net of allowance for bad debts of $11.0 and $11.2 million, respectively. The allowance for bad debts at March 31, 2002 and 2001 included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Also, as of March 31, 2001, we established additional specific allowances of $90 thousand for two other customers. Our remaining allowance of $8.0 million and $8.1 million at March 31, 2002 and 2001, respectively, are general for all other customers.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at March 31, 2002. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Part I of this report.

Goodwill, Identifiable Intangible Assets and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at March 31, 2002 and 2001. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. Effective April 1, 2001, as permitted, we elected to early adopt Statement of Financial Accounting Standards (“ SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded for fiscal 2002. In fiscal 2001 and 2000, we recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, and $730 thousand, respectively. For fiscal 2002, we amortized $92 thousand of our identifiable intangible asset.

In accordance with SFAS No. 142, we were required to perform an initial impairment review of our goodwill and will perform an annual impairment review thereafter. We completed the initial step of the transitional goodwill impairment test as of April 1, 2001 during the second quarter of fiscal 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units is not considered impaired.

Income Taxes

Our provision for income taxes was determined by taxable jurisdiction. We file a consolidated U.S. federal income tax return which includes all of our U.S. companies. Our non-U.S. companies file income tax returns in their respective countries of incorporation, as required. We do not provide for U.S. federal and state income taxes, and non-U.S. withholding taxes on the undistributed earnings of our non-U.S. companies. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings.

We provide for deferred income taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and U.S. federal, state and non-U.S. income tax purposes. A valuation allowance is recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized. No valuation allowance was recorded in the accompanying Consolidated Balance Sheets.

Results of Operations

Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provision for potential bad debts. Profit from our aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provision for potential bad debts.

In April 1999, February 2001, April 2001, and January 2002, we acquired the operations of the Bunkerfuels group of companies, Norse Bunker A.S., Marine Energy group of companies, and the Oil Shipping group of companies, respectively. These acquisitions form part of our worldwide marine fuel marketing segment and were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 1, 2001. In February 2000, we sold our oil recycling segment to EarthCare Company and we reported this segment as a discontinued operation as of December 31, 1999. In October 2000, our aviation joint venture in Ecuador ceased operations.

During the comparable fiscal 2002 versus fiscal 2001, our profitability was favored by an increase in metric tons traded and brokered in marine, an improvement in the gross profit per gallon sold in aviation, a lower provision for bad debts for both marine and aviation, and lower corporate overhead expenses. Earnings were adversely affected by a decrease in the gross profit per metric ton traded in marine, a decline in aviation sales volume, and increases in salaries and other operating expenses.

In fiscal 2002, our profitability benefited by an insurance settlement recovery of $1.0 million related to a fiscal 2000 theft of product off the coast of Nigeria, a gain on the sale of a leasehold property, and the early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill effective April 1, 2001. The lower comparable corporate overhead was due to an executive severance charge in fiscal 2001 related to the termination of the employment agreement with our former Chairman of the Board. Also contributing to the variance was a non-recurring credit in fiscal 2001 related to a partial recovery of a previously written-down aviation joint venture investment.

The increase in marine volume is primarily due to our marine acquisitions in fiscal 2002 and 2001, while our decline in aviation sales volume reflects management’s decision to reduce our credit exposure and increase margins. The decrease in aviation sales volume during fiscal 2002 is also related to lower demand resulting from the general slowdown in economic activity. In marine, the decrease in the gross profit per metric ton traded is due to competitive pressures stemming from the weakened economic environment, and by our marine acquisitions which resulted in the addition of lower margin trading business. The increase in salaries and operating expenses in fiscal 2002 relates to the recent marine segment acquisitions and various business initiatives.

We may experience decreases in future sales volume and margins as a result of weakness in the shipping industry, the continued deterioration in the economy, the continued conflicts in the Middle East, Asia and Latin America, and the military actions in response to terrorist attacks of September 11th, as well as possible future terrorist activity. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile in the last five months. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors,” above.

Fiscal 2002 Compared to Fiscal 2001

Our revenue for fiscal 2002 was $1.37 billion, a decrease of $164.2 million, or 10.7%, as compared to revenue of $1.53 billion for fiscal 2001. Our revenue decrease was primarily due to a decrease in world oil prices in fiscal 2002, partially offset by increases in sales resulting from our fiscal 2002 and 2001 marine segment acquisitions.

Our revenue during these periods was attributable to the following segments:

	Fiscal Year Ended March 31,
(In thousands)	2002	2001
Marine fuel services	$983,986	$1,004,572
Aviation fuel services	381,079	524,670

Total	$1,365,065	$1,529,242

Our marine fuel services segment contributed $984.0 million in revenue for fiscal 2002, a decrease of $20.6 million, or 2.0%, over fiscal 2001. The decrease in revenue was due to an 18.7% decline in the average price per metric ton sold, partially offset by a 20.2% increase in the volume of metric tons sold. The increase in marine sales volume is due, in part, to sales from our fiscal 2002 and 2001 acquisitions. Our aviation fuel services segment contributed $381.1 million in revenue for fiscal 2002. This represented a decrease in revenue of $143.6 million or 27.4%, as compared to fiscal 2001. The decrease in revenue was due to a 15.7% decrease in the volume of gallons sold and a 13.8% decrease in the average price per gallon sold. The decrease in aviation sales volume reflects management’ s decision to reduce its credit exposure and increase margins, which began in the third quarter of fiscal 2001. Sales volume also decreased in fiscal 2002 because of a general slowdown in economic activity. During the latter part of the fourth quarter of fiscal 2002 and thus far in the first quarter of fiscal 2003, we have begun to experience increased volumes in aviation.

Our gross profit of $76.2 million in fiscal 2002 increased $4.4 million, or 6.2%, as compared to fiscal 2001. Our gross margin also increased from 4.7% for fiscal 2001 to 5.6% for fiscal 2002. Our marine fueling segment achieved a 3.9% gross margin for fiscal 2002, as compared to a 3.7% gross margin for fiscal 2001. This gross margin increase resulted from a drop in the average price per metric ton traded, which offset a lower gross profit per metric ton traded. The narrower gross profit per metric ton traded was caused by competitive pressures, and by the fiscal 2002 and 2001 acquisitions which resulted in the addition of lower margin trading business. By integrating the acquisitions into our existing global network, we expect to gain from synergies in purchasing and value-added services, and thereby maximize the gross profit of our newly acquired companies. Our aviation fueling business achieved a 9.9% gross margin for fiscal 2002, as compared to 6.6% achieved for fiscal 2001. This increase resulted from an overall increase in the gross profit per gallon sold and the decline in the average price per gallon sold. The improvement in gross profit resulted from a revision in our pricing strategy in the third quarter of fiscal 2001 as well as the recovery of certain business taxes previously expensed and the favorable resolution of certain outstanding items with suppliers.

For fiscal 2002, our operating expenses were $54.9 million, a decrease of $2.7 million or 4.7%, as compared to fiscal 2001. This decrease resulted from a $4.0 million reduction in the provision for bad debts, a $3.5 million executive severance charge in fiscal 2001 related to the termination of the employment agreement with our former Chairman of the Board, and the early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting these improvements were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past year.

Our income from operations for fiscal 2002 was $21.3 million, an increase of $7.1 million, or 50.4%, as compared to fiscal 2001. Income from operations during these periods was attributable to the following segments:

	Fiscal Year Ended March 31,
(In thousands)	2002	2001
Marine fuel services	$14,964	$13,161
Aviation fuel services	13,709	11,790
Corporate overhead	(7,384)	(10,799)

Total	$21,289	$14,152

The marine fuel segment earned $15.0 million in income from operations for fiscal 2002, an increase of $1.8 million, or 13.7%, as compared to fiscal 2001. This increase resulted from a $2.8 million lower provision for bad debts and a higher gross profit, partially offset by operating expenses of the newly acquired companies and staff additions. The aviation fuel segment’s income from operations was $13.7 million for fiscal 2002, an increase of $1.9 million, or 16.3%, as compared to fiscal 2001. This improvement is due to a higher gross profit and a $1.2 million lower provision for bad debts, partially offset by increased operating expenses related to staff additions and various business initiatives which were implemented over the past year. Corporate overhead costs not charged to the business segments totaled $7.4 million in fiscal 2002, a decrease of $3.4 million, or 31.6%, as compared to fiscal 2001. The improvement in corporate overhead is due to the $3.5 million executive severance charge in fiscal 2001 and lower consulting and telecommunications expenses, partially offset by staff additions and higher compensation.

During fiscal 2002, we reported $1.9 million in other income, net, compared to $2.2 million for fiscal 2001. This decrease is mainly due to foreign exchange losses for fiscal 2002 as opposed to foreign exchange gains in fiscal 2001, a $339 thousand decrease in net interest income, and a $365 thousand non-recurring credit recorded in fiscal 2001 related to a partial recovery of a previously written-down aviation joint venture investment. Largely offsetting these decreases were the equity in earnings of our PAFCO aviation joint venture, a gain on the sale of a leasehold property, and a $1.0 million insurance settlement recovery related to a fiscal 2000 theft of product off the coast of Nigeria.

For fiscal 2002, our effective tax rate was 25.8%, for an income tax provision of $6.0 million, as compared to an effective tax rate of 27.9% and an income tax provision of $4.6 million for fiscal 2001. The decrease in our effective tax rate reflects the non-taxable insurance settlement recovery of $1.0 million in fiscal 2002 related to a fiscal 2000 theft of product off the coast of Nigeria.

Net income from continuing operations for fiscal 2002 was $17.2 million, an increase of $5.4 million, as compared to $11.8 million for fiscal 2001. Diluted earnings per share on income from continuing operations was $1.62, an increase of $0.51, or 45.9%, as compared to $1.11 per diluted share for fiscal 2001.

During fiscal 2001, we recorded additional income taxes of $496 thousand related to the gain on the sale of our oil-recycling segment, and a $656 thousand after-tax write-off against the assets we ultimately realized in connection with the discontinuance of our used oil-recycling business. Accordingly, in fiscal 2001, we incurred a net loss from discontinued operations of $1.2 million, or $0.11 per diluted share. No discontinued operations activities were recorded in fiscal 2002. Including discontinued operations, net income for fiscal 2002 increased by $6.6 million, or 62.1%, as compared to fiscal 2001. Diluted earnings per share increased by $0.62, or 62.0%, as compared to fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Our revenue for fiscal 2001 was $1.53 billion, an increase of $328.9 million or 27.4%, as compared to revenue of $1.20 billion for fiscal 2000. Our revenue increase was primarily due to a substantial increase in world oil prices. Our revenue during these periods was attributable to the following segments:
	Fiscal Year Ended March 31,
(In thousands)	2001	2000
Marine fuel services	$1,004,572	$738,557
Aviation fuel services	524,670	461,740

Total	$1,529,242	$1,200,297

Our marine fuel services segment contributed $1.0 billion in revenue for fiscal 2001, an increase of $266.0 million, or 36.0%, over fiscal 2000. The increase in revenue for our marine segment was related to 31.5% and 8.0% increases in the average price per metric ton sold and brokered, respectively. Also contributing to the increase in revenue for our marine segment was an increase in the volume of metric tons sold of 3.8%. Our aviation fuel services segment contributed $524.7 million in revenue for fiscal 2001. This represented an increase in revenue of $62.9 million, or 13.6%, as compared to fiscal 2000. The increase in revenue results from a 36.2% increase in the average price per gallon sold, partially offset by a 16.6% decrease in the volume of gallons sold.

Our gross profit of $71.7 million for fiscal 2001 increased $7.5 million, or 11.7%, as compared to fiscal 2000. Our gross margin decreased from 5.4% for fiscal 2000 to 4.7% for fiscal 2001. Our marine fuel segment achieved a 3.7% gross margin for fiscal 2001, as compared to a 3.6% gross margin for fiscal 2000. Our marine segment increased its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered, the result of better pricing and a reduction in low margin business activity. Our aviation fuel business achieved a 6.6% gross margin for fiscal 2001, as compared to 8.2% achieved for fiscal 2000. This decrease resulted from an increase in the average price per gallon sold, partially offset by an increase in the average gross profit per gallon sold.

Total operating expenses for fiscal 2001 were $57.6 million, an increase of $263 thousand, or 0.5%, as compared to fiscal 2000. The increase resulted from higher compensation, professional fees, and information technology spending, and a $3.5 million executive severance charge incurred in fiscal 2001. Largely offsetting the increase in operating expenses was an $11.3 million decrease in the provision for bad debts.

Our income from operations for fiscal 2001 was $14.2 million, an increase of $7.2 million, or 104.6%, as compared to fiscal 2000. Income from operations during fiscal 2001 and 2000 were attributable to the following segments:

	Fiscal Year Ended March 31,
(In thousands)	2001	2000
Marine fuel services	$13,161	$7,516
Aviation fuel services	11,790	4,440
Corporate overhead	(10,799)	(5,038)

Total	$14,152	$6,918

Our marine fuel services segment earned $13.2 million in income from operations for fiscal 2001, an increase of $5.6 million, or 75.1%, as compared to fiscal 2000. The increase in the marine segment resulted from an improved gross profit per metric ton on traded and brokered transactions and a volume increase in metric tons sold. Partially offsetting was a volume decrease in metric tons brokered and increases in operating expenses, including the provision for bad debts. Our aviation segment’s income from operations was $11.8 million for fiscal 2001, an increase of $7.4 million, or 165.5%, as compared to fiscal 2000. This increase resulted from a decrease in the provision for bad debts and an improvement in the gross profit per gallon sold; partially offset by a decrease in gallons sold and an increase in compensation and other operating expenses. Corporate overhead costs not charged to the business segments totaled $10.8 million in fiscal 2001, an increase of $5.8 million, or 114.4%, as compared to fiscal 2000. The increase resulted from an executive severance charge, and higher compensation, professional fees, and information technology spending.

During fiscal 2001, we reported $2.2 million in other income, net, compared to other expense, net, of $5.7 million, for fiscal 2000. In fiscal 2000, we recorded a $3.1 million non-recurring charge in the marine segment due to the theft of product off the coast of Nigeria, a $953 thousand non-recurring charge in the aviation segment related to a substantial write-down of our investment in and advances to our previous aviation joint venture in Ecuador, and a $1.6 million special charge to the provision for bad debts in our previous aviation joint venture in Ecuador related to certain customers based in Ecuador. Also contributing to the variance were foreign exchange gains, increases in net interest income of $1.2 million and a partial recovery of $365 thousand related to the fiscal 2000 write-down of our previous aviation joint venture in Ecuador.

Income taxes for fiscal 2001 reflect the impact of the executive severance and the provision for bad debts, for which we received an income tax benefit. Income taxes for fiscal 2000 reflect the impact of the provision for bad debts and non-recurring losses in marine and aviation, for which we did not receive an income tax benefit. Thus, our effective income tax rate for fiscal 2001 decreased substantially as compared to fiscal 2000.

Net income from continuing operations for fiscal 2001 was $11.8 million, as compared to a net loss of $172 thousand for fiscal 2000. Diluted income per share on income from continuing operations was $1.11 for fiscal 2001, as compared to a loss per share of $0.01 in fiscal 2000.

In fiscal 2001, we incurred a net loss from discontinued operations of $1.2 million, or $0.11 per diluted share, as compared to net income of $9.8 million, or $0.81 per diluted share, for fiscal 2000. Including discontinued operations, net income for fiscal 2001 was $10.6 million, an increase of $1.0 million or 10.4%, as compared to net income of $9.6 million for fiscal 2000. Diluted earnings per share of $1.00 for fiscal 2001 increased $0.20, or 25.0%, over the $0.80 achieved during fiscal 2000.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of March 31, 2002, we had $58.2 million of cash and cash equivalents as compared to $39.0 million at March 31, 2001. We also have a revolving credit facility for $30.0 million with a sublimit of $25.0 million for letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. As of March 31, 2002, we had no borrowings under the credit facility. Letters of credit of $15.8 million were outstanding under the credit facility. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair our ability to receive advances. As of March 31, 2002, we were in compliance with the operating and financial requirements under the credit facility.

Net cash provided by continuing operating activities totaled $34.2 million for fiscal 2002 as compared to $28.1 million for fiscal 2001. The increase in cash provided by continuing operating activities of $6.1 million was primarily a result of higher operating income from continuing operations which increased from $11.8 million in fiscal 2001 to $17.2 million in fiscal 2002, and a lower Days Sales Outstanding (“DSO”) in our receivables. Cash provided by discontinued operations of $1.75 million during fiscal 2002 was for the settlement payment from EarthCare Company on the remaining discontinued operating assets sold in fiscal 2000. For fiscal 2001, cash used in our discontinued operations of $9.8 million primarily pertains to the payment of income taxes on the operations and on the gain on the sale of our oil-recycling operations.

Net cash used in investing activities was $9.7 million for fiscal 2002, an increase of $4.2 million as compared to fiscal 2001. We paid $8.6 million in fiscal 2002 versus $1.8 million in fiscal 2001 for the various marine segment acquisitions. Partially offsetting the increase in cash used in investing activities were a decrease in capital expenditures from $2.7 million for fiscal 2001 to $1.4 million for fiscal 2002, cash received of $296 thousand from the sale of leasehold property in fiscal 2002, and cash used of $1.0 million for our fiscal 2001 investment in the PAFCO aviation joint venture.

During fiscal 2002, net cash used in financing activities was $7.1 million as compared to $6.6 million for fiscal 2001. The increase is due to an increase in dividends paid on common stock of $1.8 million and the repayment of debt of $2.1 million. Largely offsetting were cash received of $2.2 million from employees’ exercise of stock options and a decrease in our purchases of treasury shares from $4.4 million in fiscal 2001 to $3.3 million in fiscal 2002.

Working capital at March 31, 2002 was $79.3 million, representing an increase of $3.5 million from working capital at March 31, 2001. Our accounts and notes receivable, at March 31, 2002, excluding the allowance for bad debts, amounted to $143.6 million, an increase of $6.6 million, as compared to the balance at March 31, 2001. This increase is mostly related to the addition of accounts receivable from sales related to our fiscal 2002 acquisitions in the marine segment. The allowance for bad debts at March 31, 2002 amounted to $11.0 million as compared to $11.2 million at March 31, 2001. During fiscal 2002, we charged $3.9 million to the provision for bad debts as compared to $7.9 million for fiscal 2001. We had charge-offs in excess of recoveries of $4.1 million in fiscal 2002 as compared to $11.9 million in fiscal 2001. The decrease in our provision for bad debts and charge-offs primarily reflects the refinement in our credit practices that resulted in an overall DSO improvement to 32 days for the fourth quarter of fiscal 2002 versus 35 days for the fourth quarter of fiscal 2001. In addition, the decrease in our aviation segment reflects management’s effort to reduce our credit exposure and increase margins, which began in the third quarter of fiscal 2001.

Prepaid expenses and other current assets increased $1.8 million due to a higher deferred income tax asset and the equity in earnings of our PAFCO aviation joint venture. Partially offsetting was the receipt of the settlement payment from EarthCare Company related to the sale of the recycling operations. Capital expenditures for fiscal 2002 consisted primarily of computer equipment purchases and computer software development costs. Goodwill, identifiable intangible asset, and investment goodwill increased $11.1 million, to $38.6 million, due to our marine acquisitions consummated in fiscal 2002.

In the aggregate, accounts payable, accrued expenses, customer deposits, and accrued salaries and wages increased $15.5 million due to the additions of these current liabilities from operations related to our marine acquisitions. Short-term debt and long-term debt, in the aggregate, increased by $4.6 million as a result of promissory notes issued and debt assumed in connection with our marine acquisitions in fiscal 2002, partially offset by our principal payment of prior years’ promissory notes.

Stockholders’ equity amounted to $116.4 million, or $11.22 in book value per share at March 31, 2002, compared to $103.9 million, or $9.98 in book value per share at March 31, 2001. The increase in stockholders’ equity was due to $17.2 million in earnings and $2.2 million received from the exercise of stock options, partially offset by the declaration of dividends of $4.2 million and $3.3 million for the repurchase of our stock.

We believe that available funds from existing cash and cash equivalents, our credit facility, and cash flows generated by operations will be sufficient to fund our working capital and capital expenditures requirements for fiscal 2003. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or to acquire complementary businesses. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our significant contractual obligations, commercial commitments, and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations, commitments, and off-balance sheet arrangements, see Notes 3, 6 and 7 in the Notes to the Consolidated Financial Statements in Item 14 of this report.

Letters of Credit

As of March 31, 2002, we had outstanding letters of credit of $15.8 million. The letters of credit were issued under our revolving credit facility, and count against the $30.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of March 31, 2002, we had $12.1 million in outstanding bonds.

Lease Commitments

As of March 31, 2002, our future minimum lease payments under non-cancelable operating leases for rental properties which have an initial term in excess of one year were as follows:

(In thousands)
Fiscal year ending March 31,
2003	$1,181
2004	789
2005	747
2006	479
2007	324
Thereafter	495

$4,015

Under our normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of March 31, 2002, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Purchase and Sale Commitments and Derivatives

See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk,” included in this report, for a discussion of our purchase and sale commitments and derivatives.

Employment Agreements

During fiscal 2001, the employment agreements for our Chairman of the Board and President were amended and restated. The amended and restated employment agreements provided a higher base salary as well as a bonus structure based on our earnings per share growth along with the granting of additional employee stock options. The amended and restated employment agreements will expire on March 31, 2005. The executives and our Board of Directors may mutually agree to extend the employment agreements for subsequent one-year periods. For the Chairman of the Board, the amended and restated employment agreement provides the following: (1) an annual base salary of $600 thousand; (2) effective fiscal 2002, an annual bonus as a percent of the executive’s base salary which shall be calculated based on basic earnings per share growth, year over year, as adjusted by the Compensation Committee; (3) stock options to purchase 200 thousand shares of our common stock which were awarded in fiscal 2001; and (4) a termination severance payment, as specified in the employment agreement. For the President, the amended and restated employment agreement provides the following: (1) an annual base salary of $500 thousand; (2) effective fiscal 2002, an annual bonus as a percent of the executive’s base salary which shall be calculated on basic earnings per share growth, year over year, as adjusted by the Compensation Committee; (3) stock options to purchase 150 thousand shares of our common stock which were awarded in fiscal 2001; and (4) a termination severance payment, as specified in the employment agreement.

In October 2001, the employment agreement for the Chief Executive Officer of our marine fuel services segment was amended and restated. The amended and restated employment agreement will expire on March 31, 2005 and its principal terms are as follows: (1) an annual base salary of approximately $438 thousand; (2) a bonus for the period from January 1, 2001 through December 31, 2001 based on the bonus formula in the executive’s previous employment agreement; (3) effective January 1, 2002, a bonus calculated as a percent of the executive’s base salary based on our earnings per share growth, year over year, as adjusted by the Compensation Committee; (4) the grant of 25 thousand shares of restricted common stock, which shall vest in four equal installments on October 1, 2002, 2003, 2004, and March 31, 2005, subject to certain acceleration provisions, as specified in the employment agreement; (5) an award of stock options to purchase 55 thousand shares of our common stock, with an exercise price of $11.90 per share, of which approximately 30 thousand shares will vest in two years and the remaining shares will vest over three years, subject to certain acceleration provisions, as specified in the employment agreement; and (6) severance benefits payable upon termination for certain reasons specified in the employment agreement.

In addition, the payment of any portion of the bonus causing the compensation of any of the three executives named above to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of March 31, 2002 and 2001, $1.6 million and $1.3 million, respectively, in bonuses was deferred under the employment agreements named above, and is included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained.

As of March 31, 2002, the future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows:

(In thousands)
Fiscal year ending March 31,
2003	$6,762
2004	4,400
2005	2,330
2006	571
2007	258
Thereafter	420

$14,741

Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. In accordance with the venture’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. We also have the right to approve all credit sales by PAFCO. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. We did not purchase any of PAFCO’s accounts receivable in fiscal 2002 and 2001.

Recent Accounting Pronouncements

Business Combinations

Effective July 1, 2001, we adopted SFAS 141, “Business Combinations.” SFAS No. 141 established accounting and reporting standards for business combinations requiring that all business combinations, within the scope of SFAS No. 141, are to be accounted for using only the purchase method of accounting. The adoption of SFAS No. 141 did not have a material effect on our consolidated financial statements.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 will be effective for our fiscal year ending March 31, 2003. We will adopt SFAS No. 144, effective April 1, 2002, as required. We do not believe that the implementation of SFAS No. 144 will have a material effect on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To take advantage of favorable market conditions or for competitive reasons, we enter into short-term cancelable fuel purchase commitments for the physical delivery of product. We simultaneously may hedge the physical delivery of fuel through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations.

We offer to our marine and aviation customers fixed fuel prices on future sales, generally involving the physical delivery of fuel, as part of our fuel management services. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases for the physical delivery of fuel. For non-physical delivery of fuel, we simultaneously enter into commodity based derivative instruments with a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting stricter credit criteria.

Our policy is to not use derivative financial instruments for speculative purposes.

As of March 31, 2002, we had 22 outstanding swaps contracts totaling 83 thousand metric tons of marine fuel and 14 outstanding swaps contracts totaling 4.8 million gallons of aviation fuel; and these swaps contracts mature as follows:

(In thousands)	Marine Fuel	Aviation Fuel
Month of Maturity	(metric tons)	(gallons)
April 2002	33	1,356
May to June 2002	50	1,000
January to March 2003	—	1,200
April to June 2003	—	1,200

	83	4,756

Effective April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 133, as amended, establishes accounting and reporting standards for every derivative instrument, including certain derivative instruments embedded in other contracts.

As of March 31, 2002, we have recorded our derivatives, which consisted of swaps contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $1.9 million which was included as Prepaid expenses and other current assets and Accrued expenses in the accompanying Consolidated Balance Sheets.

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, primarily in Mexico, payments to our aviation fuel supplier are denominated in local currency. In addition, in Mexico, payments from some of our customers are also denominated in local currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Form 10-K are the consolidated financial statements required by Regulation S-X and the supplementary data required by Regulation S-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 26, 2002, we filed a Current Report on Form 8-K, under Item 4—Changes in Registrant’s Certifying Accountants. We changed our certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices or financial statement disclosure which have been reported on a Form 8-K within the twenty-four months prior to March 26, 2002, or subsequently with PricewaterhouseCoopers LLP to the date of the most recent financial statement.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers set forth under the captions “Election of Directors” and “Information Concerning Executive Officers”, respectively, appearing in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”) is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth in the 2002 Proxy Statement under the caption “Compensation of Officers” and “Board of Directors—Compensation of Directors” is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Transactions with Management and Others” in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements are filed as a part of this report:

	(i) Reports of Independent Certified Public Accountants.	31

	(ii) Consolidated Balance Sheets as of March 31, 2002 and 2001.	33

	(iii) Consolidated Statements of Income for the Years Ended March 31, 2002, 2001 and 2000.	34

	(iv) Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2002, 2001 and 2000.	35

	(v) Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000.	36

	(vi) Notes to the Consolidated Financial Statements.	39

(a)(2)
Consolidated financial statement schedules not set forth herein have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(a)(3)	The exhibits set forth in the following index of exhibits are filed as a part of this report:

EXHIBIT NO.	DESCRIPTION
(3)	Articles of Incorporation and By-laws:

(a)	Articles of Incorporation are incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

(b)	By-laws are incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

(4)	Instruments defining rights of security holders:

(a)	1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

(b)	1993 Non-Employee Directors Stock Option Plan is incorporated by reference to our Schedule 14A filed June 28, 1994.

(c)	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed July 18, 1997.

(d)	2001 Omnibus Plan is incorporated by reference to our Schedule 14A filed July 17, 2001.

(10)	Material contracts:

(a)	Material contracts incorporated by reference to our Report on Form 10-K filed June 18, 2001:

(i)	Amendment to Employment Agreement with Mr. Jerrold Blair, Chairman of the Board of Directors and Chief Executive Officer, dated January 31, 2001, effective as of April 1, 2000.

(ii)	Amended and Restated Employment Agreement with Mr. Paul Stebbins, President and Chief Operating Officer, dated January 3, 2001, effective as of August 1, 2000.

(b)	Material contracts incorporated by reference to our Report on Form 10-Q filed February 8, 2002:

(i)	Amended and Restated Employment Agreement with Mr. Michael Kasbar, Chief Executive Officer of the Marine Fuel Services segment, dated October 11, 2001.

(ii)	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 7, 2001, between World Fuel Services Corporation and LaSalle Bank National Association.

(c)	Material contract filed with this Form 10-K:

(i)	First Amendment to Credit Agreement, dated as of May 15, 2002, between World Fuel Services Corporation and LaSalle Bank National Association.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Certified Public Accountants.

(b)
A Current Report on Form 8-K was filed on March 26, 2002, under Item 4—Changes in Registrant’s Certifying Accountants. We changed our certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD FUEL SERVICES CORPORATION

Dated: June 17, 2002	By:	/S/ PAUL H. STEBBINS
Paul H. Stebbins, Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2002	By:	/S/ JERROLD BLAIR
Jerrold Blair, Chairman of the Board of Directors and Chief Executive Officer

Dated: June 17, 2002	By:	/S/ PAUL H. STEBBINS
Paul H. Stebbins, Director, President, and Chief Operating Officer

Dated: June 17, 2002	By:	/S/ CARLOS A. ABAUNZA
Carlos A. Abaunza, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: June 17, 2002	By:	/S/ PHILLIP S. BRADLEY
Phillip S. Bradley, Director and Chief Executive Officer of Aviation Fuel Services

Dated: June 17, 2002	By:	/S/ MICHAEL J. KASBAR
Michael J. Kasbar, Director and Chief Executive Officer of Marine Fuel Services

Dated: June 17, 2002	By:	/S/ JOHN R. BENBOW
John R. Benbow, Director

Dated: June 17, 2002	By:	/S/ RALPH FEUERRING
Ralph Feuerring, Director

Dated: June 17, 2002	By:	/S/ MYLES KLEIN
Myles Klein, Director

Dated: June 17, 2002	By:	/S/ JEROME SIDEL
Jerome Sidel, Director

Dated: June 17, 2002	By:	/S/ LUIS R. TINOCO
Luis R. Tinoco, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of World Fuel Services Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries (the “Company”) at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Miami, Florida
May 21, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To World Fuel Services Corporation:

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation (a Florida corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Miami, Florida,
May 30, 2001.

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended March 31, 2002. In addition, this previously issued Andersen report includes reference to Schedule II, which was omitted in the current fiscal year since the required information is set forth in Note 1 to the accompanying consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$58,172	$38,977
Accounts and notes receivable, net allowance for bad debts of $11,012 and $11,167 at March 31, 2002 and 2001, respectively	132,586	125,863
Inventories	2,219	5,009
Prepaid expenses and other current assets	20,162	18,376

Total current assets	213,139	188,225

Property and equipment:
Leasehold and improvements	302	357
Office equipment, computer equipment and software, including $1,101 of computer software development in progress at March 31, 2001	11,754	10,904

	12,056	11,261
Less accumulated depreciation and amortization	6,438	5,130

	5,618	6,131

Other assets:
Goodwill, net of amortization of $3,490	34,003	24,598
Identifiable intangible asset, net of amortization of $92	1,748	—
Other	3,415	3,211

	$257,923	$222,165

LIABILITIES
Current liabilities
Short-term debt	$5,710	$2,321
Accounts payable	82,904	69,147
Accrued expenses	30,806	28,465
Customer deposits	3,819	5,781
Accrued salaries and wages	6,461	5,144
Income taxes payable	4,151	1,581

Total current liabilities	133,851	112,439

Long-term liabilities	7,633	5,866

	141,484	118,305

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized, shares of 12,765 and 12,541 issued and outstanding at March 31, 2002 and 2001, respectively	128	125
Capital in excess of par value	29,575	26,889
Retained earnings	106,841	93,770
Less treasury stock, at cost; shares of 2,388 and 2,138 at March 31, 2002 and 2001, respectively	20,105	16,924

	116,439	103,860

	$257,923	$222,165

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Year Ended March 31,
	2002	2001	2000
Revenue	$1,365,065	$1,529,242	$1,200,297
Cost of sales	1,288,891	1,457,500	1,136,052

Gross profit	76,174	71,742	64,245

Operating expenses:
Salaries and wages	30,515	26,299	21,587
Executive severance charge	—	3,505	—
Provision for bad debts	3,928	7,909	19,250
Other	20,442	19,877	16,490

	54,885	57,590	57,327

Income from operations	21,289	14,152	6,918

Other income (expense), net:
Interest, net	1,278	1,617	377
Earnings(losses) from aviation joint ventures, net	416	24	(1,955)
Non-recurring credit(charge) in aviation and marine segment	1,000	365	(4,045)
Other, net	(757)	185	(23)

	1,937	2,191	(5,646)

Income from continuing operations before income taxes	23,226	16,343	1,272
Provision for income taxes	5,991	4,557	1,444

Income (loss) from continuing operations	17,235	11,786	(172)
Discontinued operations, net of tax:
Income from operations of oil-recycling segment	—	—	1,564
(Loss) gain on sale of oil-recycling segment	—	(1,152)	8,243

(Loss) income from discontinued operations	—	(1,152)	9,807

Net income	$17,235	$10,634	$9,635

Basic earnings (loss) per share:
Continuing operations	$1.66	$1.11	$(0.01)
Discontinued operations	—	—	0.13
(Loss) gain on sale of discontinued operations	—	(0.11)	0.68

Net Income	$1.66	$1.00	$0.80

Weighted average shares—basic	10,381	10,644	12,045

Diluted earnings (loss) per share:
Continuing operations	$1.62	$1.11	$(0.01)
Discontinued operations	—	—	0.13
(Loss) gain on sale of discontinued operations	—	(0.11)	0.68

Net income	$1.62	$1.00	$0.80

Weighted average shares—diluted	10,646	10,663	12,045

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Shares	Amount	Total
Balance at March 31, 1999	12,534	$125	$26,769	$78,000	346	$(4,097)	$100,797
Purchases of stock	—	—	—	—	1,194	(8,423)	(8,423)
Cash dividends declared	—	—	—	(2,379)	—	—	(2,379)
Other, including exercise of stock options	3	—	31	—	—	—	31
Net income	—	—	—	9,635	—	—	9,635

Balance at March 31, 2000	12,537	125	26,800	85,256	1540	(12,520)	99,661
Purchases of stock	—	—	—	—	598	(4,404)	(4,404)
Cash dividends declared	—	—	—	(2,120)	—	—	(2,120)
Other	4	—	89	—	—	—	89
Net income	—	—	—	10,634	—	—	10,634

Balance at March 31, 2001	12,541	125	26,889	93,770	2,138	(16,924)	103,860
Purchases of stock	—	—	—	—	259	(3,257)	(3,257)
Exercise of stock options, including income tax benefit of $383	196	2	2,466	—	(9)	76	2,544
Cash dividends declared	—	—	—	(4,164)	—	—	(4,164)
Other	28	1	220	—	—	—	221
Net income	—	—	—	17,235	—	—	17,235

Balance at March 31, 2002	12,765	$128	$29,575	$106,841	2,388	$(20,105)	$116,439

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Year Ended March 31,
	2002	2001	2000
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$17,235	$11,786	$(172)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities—
Provision for bad debts	3,928	7,909	19,250
Depreciation and amortization	1,939	2,350	2,430
Deferred income tax benefit	(2,163)	(743)	(2,762)
(Earnings) losses from aviation joint ventures, net	(416)	(24)	1,955
Non-recurring (credits) charges in aviation and marine segment	—	(365)	4,045
Other non-cash operating charges	51	155	21
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	8,103	9,000	(68,174)
Inventories	2,790	5,409	(5,100)
Prepaid expenses and other current assets	460	(1,106)	1,348
Other assets	(293)	347	50
Accounts payable and accrued expenses	712	(10,213)	57,589
Customer deposits	(1,962)	2,764	(1,057)
Accrued salaries and wages	1,317	1,586	9
Income taxes payable	2,450	162	(233)
Deferred compensation	60	(880)	77

Total adjustments	16,976	16,351	9,448

Net cash provided by continuing operating activities	34,211	28,137	9,276

Cash flows from investing activities:
Capital expenditures	(1,436)	(2,684)	(1,860)
Proceeds from the sale of leasehold property	296	—	—
Payment for acquisition of businesses	(8,574)	(1,824)	(4,184)
Proceeds from the sale of oil-recycling segment	—	—	28,000
Investment in aviation joint venture	—	(1,036)	—
Advances to aviation joint venture, net	—	—	(409)

Net cash (used in) provided by investing activities	(9,714)	(5,544)	21,547

Cash flows from financing activities:
Dividends paid on common stock	(3,906)	(2,154)	(2,434)
Purchases of treasury stock	(3,257)	(4,404)	(8,423)
Repayment of debt	(2,050)	(18)	(1,456)
Proceeds from exercise of stock options	2,161	—	10
Payments under revolving credit facility, net	—	—	(4,000)

Net cash used in financing activities	(7,052)	(6,576)	(16,303)

Discontinued operations	1,750	(9,813)	1,726

Net increase in cash and cash equivalents	19,195	6,204	16,246
Cash and cash equivalents, at beginning of period	38,977	32,773	16,527

Cash and cash equivalents, at end of period	$58,172	$38,977	$32,773

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Continued)

	For the Year Ended March 31,
	2002	2001	2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$397	$254	$838

Income taxes	$5,600	$14,752	$4,280

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method for the years ended March 31, 2002, 2001, and 2000. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid:

	For the Year Ended March 31,
	2002	2001	2000
Accounts receivable	$18,754	$—	$192
Prepaid and other current assets	232	—	63
Property and equipment	—	—	152
Goodwill	9,405	2,364	8,520
Identifiable intangible assets	1,840	—	—
Short-term debt	(1,500)	—	(197)
Promissory notes, short-term portion	(1,952)	(540)	(1,262)
Accounts payable	(14,666)	—	(227)
Accrued expenses	(462)	—	(51)
Income tax payable	(29)	—	(18)
Promissory notes, long-term portion	(3,048)	—	(2,988)

Cash paid	$8,574	$1,824	$4,184

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash dividends declared, but not yet paid, totaling $778 thousand, $520 thousand and $554 thousand are included in Accrued expenses as of March 31, 2002, 2001 and 2000, respectively.

In connection with the acquisition of businesses, we issued interest and non-interest bearing promissory notes amounting to $5.0 million, in the aggregate, after discounting the non-interest bearing promissory note at 5%, in January 2002 and April 2001; $540 thousand in February 2001; and $4.25 million in April 1999. See Notes 1 and 3 to the consolidated financial statements for additional information.

In January 2002 and April 1999, we assumed short-term debt of $1.8 million and $197 thousand, respectively, in connection with the acquisition of businesses. See Notes 1 and 3 to the consolidated financial statements for additional information.

In connection with our aviation joint venture investment in December 2000, we issued a non-interest bearing promissory note of $1.9 million after discounting the promissory note at 9%. For additional information, see Notes 1, 3, and 7 to the consolidated financial statements.

In October 2001, we granted 25 thousand shares of restricted common stock. Based on the market value of our common stock on the date of grant, the restricted common stock was valued at $298 thousand. The fair value of the restricted stock was recorded as unearned deferred compensation and is included in Capital in excess of par value. See Note 5 to the consolidated financial statements for additional information.

In connection with the sale of the oil-recycling segment in February 2000, we received $5.0 million of EarthCare Company (“EarthCare”) stock, subject to lock-up and price protection agreements. See Notes 2 and 6 to the consolidated financial statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

World Fuel Services Corporation began operations in 1984 as a used oil-recycler in the southeast United States. However, after sixteen years, we sold our oil-recycling business in February 2000. In 1986, we diversified our operations by entering the aviation fuel services business through an acquisition. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout most of the world. Expansion was accomplished by establishing new offices and through acquisitions. In 1995, we further diversified our fuel services operations by entering the marine fuel services business through the acquisition of the Trans-Tec Services group of companies.

In April 1999, we continued the expansion of our global presence in the marine fuel services business by acquiring the operations of the Bunkerfuels group of companies, a worldwide seller and marketer of marine fuel services. We paid $4.2 million in cash, including $78 thousand in acquisition costs, and $4.25 million in the form of 7.75% promissory notes, due and paid over three years. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group of companies were included with our results of operations since April 1999. Goodwill, representing our cost in excess of net assets acquired, amounted to approximately $8.5 million. No other significant intangible assets existed at the date of acquisition.

In February 2001 and March 2001, we acquired the assets of Norse Bunker A.S., a Norway corporation, and the stock of TransportEdge, Inc., a Delaware corporation, respectively, for an aggregate purchase price of $2.4 million, including $64 thousand in acquisition costs. The aggregate purchase price consisted of $1.8 million in cash and $540 thousand in the form of a 7% promissory note, due and paid in February 2002. The acquisitions of Nose Bunker A.S., a marine fuel marketer, and TransportEdge Inc., a software development company, were accounted for as purchases. Accordingly, the operations of these acquisitions have been included in our operating results since their respective dates of acquisition. The cost in excess of net assets acquired, or goodwill, for these acquisitions amounted to $2.4 million. No other significant intangible assets existed at the dates of the acquisitions.

Acquisitions in our marine segment continued in April 2001 and January 2002 with the stock acquisitions of Marine Energy Arabia Establishment Ltd., a British Virgin Islands (“BVI”) corporation, and the Oil Shipping group of companies, respectively. Both of these companies sell and market marine fuel services. The aggregate purchase price of these acquisitions was $13.6 million, including $175 thousand in acquisition costs. The components of the aggregate purchase price were $8.6 million in cash and the remainder in promissory notes. The promissory notes consisted of a $2.0 million note bearing interest of 7%, payable over two years with the first installment due and paid in April 2002, and a $3.3 million non-interest bearing note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable over three years starting in January 2003. Both of these acquisitions were accounted for as purchases and the operations of these acquisitions have been included in our operating results since their respective dates of acquisition. Goodwill, representing the cost in excess of net assets acquired, for these acquisitions totaled $9.4 million. At the date of our January 2002 acquisition, we identified an intangible asset of $1.84 million, relating to customer relations. This intangible asset is being amortized over 5 years using the straight-line method.

The BVI company sells and markets marine fuel services through Marine Energy Arabia Co, LLC, a United Arab Emirates (“Dubai”) corporation. The BVI company owns 49% of the Dubai company. In accordance with local laws, the Dubai entity is 51% owned by a Dubai citizen, referred to as a Sponsor. The Dubai company, pursuant to a management contract, is required to pay for the staff and administrative support provided by the BVI entity. The BVI entity has entered into various agreements with the Dubai Sponsor to prevent an unauthorized ownership transfer and to effectively grant majority control of the Dubai entity to BVI. Accordingly, the financial position and operations of the Dubai entity have been included in our consolidated financial statements.

In December 2000, we entered into an aviation joint venture with Signature Flight Support Corporation (“Signature”), a Delaware corporation, through the acquisition of a 50% equity interest in PAFCO, L.L.C. (“PAFCO” ) from Signature for $1.0 million in cash, and $2.5 million in the form of a non-interest bearing promissory note, payable over five years. PAFCO markets aviation fuel and related services. Under the equity method of accounting, we have recorded our share of PAFCO’s results since January 1, 2001. Goodwill related to the cost in excess of 50% of the net assets of PAFCO, amounted to $2.9 million, after discounting the promissory note at an interest rate of 9% and including $79 thousand in acquisition costs. No other significant intangible assets existed at the date of acquisition. See Note 7 for additional information.

Basis of Consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include our accounts and those of our majority owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits. Investments in non-majority controlled subsidiaries representing ownership of at least 20%, but less than or equal to 50%, are accounted for under the equity method. Accordingly, we use the equity method of accounting to record our share of the earnings and losses of our aviation joint ventures.

Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less from the date of purchase. Our interest earning cash equivalents amounted to $53.2 million and $36.6 million at March 31, 2002 and 2001, respectively, consisting principally of bank repurchase agreements collateralized by the United States Government, bank money market accounts, and commercial paper rated A1P1. Interest income, included in Interest, net, in the accompanying Consolidated Statements of Income, totaled $1.8 million, $2.0 million and $1.3 million for fiscal 2002, 2001 and 2000, respectively.

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of March 31, 2002 and 2001, we had accounts and notes receivable of $132.6 million and $125.9 million, net of allowance for bad debts of $11.0 and $11.2 million, respectively. The allowance for bad debts at March 31, 2002 and 2001 included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Also, as of March 31, 2001, we established additional specific allowances of $90 thousand for two other customers. Our remaining allowance of $8.0 million and $8.1 million at March 31, 2002 and 2001, respectively, are general for all other customers. The following table set forth activities in our allowance for bad debt:

	For the year ended March 31,
	2002	2001	2000
(In thousands)
Balance at beginning of period	$11,167	$15,202	$6,709
Charges to provision for bad debts	3,928	7,909	19,250
Write-off of uncollectible accounts receivable	(4,288)	(12,145)	(11,243)
Recoveries of bad debts	205	201	486

Balance at end of period	$11,012	$11,167	$15,202

For additional information on accounts receivable and allowance for bad debts in our marine and aviation segments, see “Business Segments” in Note 8.

Inventories

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include fuel purchase costs, and the related transportation costs and storage fees. Also included in inventories are costs not yet billed, consistent with our policy on revenue recognition.

Derivatives

We use commodity swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of product. We also may hedge the physical delivery of future purchases through a commodity based derivative instrument.

Effective April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138 and various interpretations of the Derivatives Implementation Task Force (collectively, SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability, and measured at fair value.

Our swap contracts are cash flow hedges of the related sales commitments. Changes in the fair value of our swap contracts are recognized as a component of other comprehensive income (“OCI”) until the underlying hedged sale commitments are recognized in earnings. The ineffective portion of a hedge’s change in fair value is immediately recognized in earnings as part of cost of sales. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking our hedge transactions.

As of March 31, 2002, we have recorded our swap contracts at their fair value of $1.9 million which was included as Prepaid expenses and other current assets and Accrued expenses in the accompanying Consolidated Balance Sheets. As of March 31, 2002, OCI amounts for swap contracts fully offset. During fiscal 2002, all net changes in the fair value of our cash flow hedges were immaterial, as were any ineffective portions of these hedges. No cash flow hedges were derecognized or discontinued in fiscal 2002, and the amount of estimated unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months was not material.

Prior to fiscal 2001, the fair values of our swap contracts were not recorded in our financial statements. Any differences paid or received on swap contracts were recognized as adjustments to earnings over the life of the contracts. Any gains or losses on sale commitments were recognized as adjustments to earnings as part of cost of sales upon the delivery of fuel or maturity of the commitment.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Leasehold and improvements	5–10
Office equipment, computer equipment and software	3–7

Costs of major additions and improvements, including appropriate interest, are capitalized and expenditures for maintenance and repairs which do not extend the life of the asset are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Computer software costs are accounted for under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In

March 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-2, “Accounting for Web Site Development Costs,” which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. As of March 31, 2002 and 2001, capitalized computer software costs, including web site development costs, amounted to $3.5 million and $3.7 million, net of accumulated amortization of $1.8 million and $1.1 million, respectively, and were included in Office equipment, computer equipment and software in the accompanying Consolidated Balance Sheets. Included in the March 31, 2001 balance was computer software development costs in progress of $1.1 million.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at March 31, 2002 and 2001. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. Effective April 1, 2001, as permitted, we elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded for fiscal 2002. In fiscal 2001 and 2000, we recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, and $730 thousand, respectively. For fiscal 2002, we amortized $92 thousand of our identifiable intangible asset.

In accordance with SFAS No. 142, we were required to perform an initial impairment review of our goodwill and will perform an annual impairment review thereafter. We completed the initial step of the transitional goodwill impairment test as of April 1, 2001 during the second quarter of fiscal 2002. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units is not considered impaired.

In accordance with SFAS No. 142, the following proforma information is presented:

	For the year ended March 31,
	2002	2001	2000
(In thousands, except per share data)
Net income:
Reported net income	$17,235	$10,634	$9,635
Add back: Goodwill amortization, net of tax	—	636	573

Adjusted net income	$17,235	$11,270	$10,208

Basic earnings per share:
Reported earnings per share	$1.66	$1.00	$0.80
Add back: Goodwill amortization, net of tax	—	0.06	0.05

Adjusted earnings per share	$1.66	$1.06	$0.85

Diluted earnings per share:
Reported earnings per share	$1.62	$1.00	$0.80
Add back: Goodwill amortization, net of tax	—	0.06	0.05

Adjusted earnings per share	$1.62	$1.06	$0.85

Revenue Recognition

Revenue is generally recorded in the period when the sale is made or as the services are performed. We contract with third parties to provide the fuel and/or deliver most services. This causes delays in receiving the necessary information for invoicing. Accordingly, revenue may be recognized in a period subsequent to when the actual delivery of fuel or service was performed. This policy does not result in reported results that are materially different than if the revenue were recognized in the period of actual delivery or performance.

In December 1999, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 101, “Topic 13: Revenue Recognition,” (“SAB 101”) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. We adopted SAB 101, effective June 30, 2000, as required. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

Income Taxes

Our provision for income taxes was determined by taxable jurisdiction. We file a consolidated U.S. federal income tax return which includes all of our U.S. companies. Our non-U.S. companies file income tax returns in their respective countries of incorporation, as required. We do not provide for U.S. federal and state income taxes, and non-U.S. withholding taxes on the undistributed earnings of our non-U.S. companies. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings.

We provide for deferred income taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and U.S. federal, state and non-U.S. income tax purposes. A valuation allowance is recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized. No valuation allowance was recorded in the accompanying Consolidated Balance Sheets.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding, non-vested restricted common stock and common stock equivalents arising out of employee stock options and non-employee stock options and warrants. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows:

	For the year ended March 31,
(In thousands)	2002	2001	2000
Basic weighted average shares	10,381	10,644	12,045
Restricted stock weighted average shares	12	—	—
Common stock equivalents	253	19	—

Diluted weighted average shares used in the calculation of diluted earnings per share	10,646	10,663	12,045

Weighted average shares of stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,087	184	—

Weighted average shares of stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	415	1,029	1,097

Foreign Currency

Our primary functional currency is the U.S. Dollar, which also serves as our reporting currency. Most non-U.S. entities remeasure monetary assets and liabilities at fiscal year-end exchange rates while non-monetary assets and liabilities are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates. Foreign currency remeasurement gains and losses relating to the remeasurement of non-U.S. entities’ assets, liabilities, income, and expense were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred and ended, and amounted to a net gain of $134 thousand for fiscal 2002, and a net loss of $127 thousand and $428 thousand for fiscal 2001 and 2000, respectively.

Some of our aviation fuel purchases are denominated in local currency. Foreign currency exchange gains and losses on transactions were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred, and amounted to a net loss of $1.2 million for fiscal 2002, and net gains of $376 thousand and $312 thousand for fiscal 2001 and 2000, respectively.

Comprehensive Income

There were no significant items of other comprehensive income, and, thus, net income is equal to comprehensive income for all periods presented.

Use of Estimates

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments which are presented herein have been determined by our management using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts we could realize in a current market exchange.

Cash and cash equivalents, accounts and notes receivable, net, and accounts payable are reflected in the accompanying Consolidated Balance Sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

We estimate the fair value of our long-term debt generally using discounted cash flow analysis based on our current borrowing rates for similar types of debt. As of March 31, 2002, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the fiscal 2002 presentation.

Recent Accounting Pronouncements

Business Combinations

Effective July 1, 2001, we adopted SFAS 141, “Business Combinations.” SFAS No. 141 established accounting and reporting standards for business combinations requiring that all business combinations, within the scope of SFAS No. 141, are to be accounted for using only the purchase method of accounting. The adoption of SFAS No. 141 did not have a material effect on our consolidated financial statements.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS No. 144 will be effective for our fiscal year ending March 31, 2003. We will adopt SFAS No. 144, effective April 1, 2002, as required. We do not believe that the implementation of SFAS No. 144 will have a material effect on our consolidated financial statements.

(2)    DISCONTINUED OPERATIONS

In January 2000, our Board of Directors authorized the sale of our oil-recycling segment. Accordingly, as of December 31, 1999, we reported our oil-recycling segment as a discontinued operation. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations.

In February 2000, we sold the stock of our oil-recycling subsidiaries, the International Petroleum Corporation group (“IPC”), to EarthCare Company. Pursuant to the stock purchase agreement between the parties, we received $28.0 million in cash and $5.0 million in EarthCare common stock, subject to lock-up and price protection agreements. In addition to the $33.0 million purchase price, after the sale, EarthCare was to pay us the value of certain assets employed in the oil-recycling business through the collection of our accounts receivable by EarthCare and the sale of inventory, prepaid expenses and other assets to EarthCare. EarthCare failed to pay us the amounts due after closing of the sale, and we commenced legal proceedings to collect these amounts.

In March 2001, we entered into a settlement agreement with EarthCare (the “Settlement Agreement”) which dismissed the pending proceedings. Pursuant to this settlement, in April 2001, we received $1.75 million from EarthCare, in settlement of amounts due to us. The Settlement Agreement also released us from all indemnifications previously provided to EarthCare, including environmental indemnifications, as stated in the original purchase agreement for the IPC companies. The settlement resulted in a reduction in the amount of assets we ultimately realized in connection with the discontinuance of our used oil-recycling business. Accordingly, this was reflected as a non-recurring after-tax charge of $656 thousand to our discontinued operations for fiscal 2001. We also recorded additional income taxes of $496 thousand in discontinued operations based on the actual fiscal 2000 income tax returns filed. As of March 31, 2001, the $1.75 million settlement was included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

As part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare, agreed to purchase the EarthCare stock owned by us for approximately $5.0 million, less the balance after deducting $21 thousand received by us from a previous sale of 10 thousand shares of EarthCare stock. In May 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. We commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by us. In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Mr. Moorehead to pay us compensatory damages of approximately $5.0 million, plus interest from May 2001. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of March 31, 2002 and 2001, the receivable from Mr. Moorehead for approximately $4.3 million and $5.0 million, respectively, was included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

We have been pursuing collection of our judgment from Mr. Moorehead and in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. The receiver is empowered to perform any and all acts necessary and appropriate in order to take possession and control of Mr. Moorehead’s assets and property interests, and to collect, sell or otherwise liquidate those assets and property interests to satisfy our judgment. Because the receivership has just started, the receiver is still assessing the situation, and based upon his analysis and experience, is expected to develop a plan of action to liquidate Mr. Moorehead’s assets. Although we believe that we will recover the remaining amount of the debt, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorehead may file for personal bankruptcy, and that his saleable assets will not produce sufficient proceeds to satisfy the debt. Most of Mr. Moorehead’s assets are subject to liens in favor of other creditors, which will make it more difficult to sell the assets and realize sufficient proceeds to satisfy our judgment. Subsequent to the court’s appointment of a receiver, we received another interest payment of $100 thousand from Mr. Moorehead. See Note 6, Commitments and Contingencies—Legal Matters for additional information.

During fiscal 2000, we recognized net income of $9.8 million on the disposal of our oil-recycling segment. Net income from discontinued operations included $1.6 million, net of $980 thousand in taxes, for the oil-recycling segment operating income for the ten months ended January 31, 2000, the measurement date, and $8.2 million, net of $5.2 million in taxes and $92 thousand in provision for certain costs during the phase-out period, for the gain on sale of the segment. Revenue applicable to the discontinued operations was $22.5 million for fiscal 2000. Income from operations of the discontinued operations for fiscal 2000 was $2.5 million.

(3)    DEBT OBLIGATIONS

In December 2001, we replaced our existing credit facility while maintaining the same credit limit of $30.0 million with an increase to the sublimit for letters of credit from $15 million to $25 million. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. As of March 31, 2002, we had no borrowings under the credit facility. Letters of credit of $15.8 million were outstanding under the credit facility agreement. The credit facility agreement expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at market rates, as defined under the credit facility agreement. Interest is payable quarterly in arrears. The credit facility agreement imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances, and issue letters of credit. As of March 31, 2002, we were in compliance with the operating and financial requirements under the credit facility.

Our debt consisted of the following at March 31:
(In thousands)	2002	2001
Promissory notes issued in connection with business acquisitions:
7.75% promissory note, paid in April 2002 and 2001, secured by letters of credit which expired in April 2002	$1,430	$2,832
7% promissory note, payable annually through April 2003 with the first installment paid in April 2002	2,000	—
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $335 and $513 at March 31, 2002 and 2001, respectively.	2,065	1,987
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5%) of $263 thousand at March 31, 2002.	3,037	—
7% promissory note, paid in February 2002	—	540
3.68% bank loan assumed in connection with a business acquisition, payable in September 2002	1,500	—
Other	—	120

Total debt	$10,032	$5,479

Total short-term debt, including current maturities of debt of $4,210 and $1,781 at March 31, 2002 and 2001	$5,710	$2,321

Total long-term debt	$4,322	$3,158

As of March 31, 2002, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows:

(In thousands)
Fiscal year ending March 31,
2003	$5,710
2004	2,386
2005	1,469
2006	467

$10,032

Interest expense, which is included in Interest, net, in the accompanying Consolidated Statements of Income, is as follows for fiscal:

(In thousands)	2002	2001	2000
Interest cost	$548	$377	$953
Less capitalized interest on capital expenditures	7	29	—

Interest expense	$541	$348	$953

(4)    INCOME TAXES

U.S. and non-U.S. income (loss) from continuing operations before income taxes, based on the country of incorporation of World Fuel Services Corporation and subsidiaries, consist of the following for fiscal:

(In thousands)	2002	2001	2000
United States	$(1,051)	$(5,014)	$(1,769)
Non-U.S.	24,277	21,357	3,041

	$23,226	$16,343	$1,272

The provision (benefit) for income taxes related to continuing operations consist of the following components for fiscal:

(In thousands)	2002	2001	2000
Current:
U.S. federal	$948	$106	$584
State	449	(99)	(386)
Non-U.S.	6,757	5,293	4,008

	8,154	5,300	4,206

Deferred:
U.S. federal	(486)	(1,109)	(479)
State	(537)	233	(139)
Non-U.S.	(1,140)	133	(2,144)

	(2,163)	(743)	(2,762)

Total	$5,991	$4,557	$1,444

Our share of undistributed earnings of non-U.S. subsidiaries, not included in the consolidated U.S. federal income tax return which could be subject to additional U.S. federal income taxes, if remitted, was approximately $49.9 million and $39.5 million at March 31, 2002 and 2001, respectively. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings and it is not practicable to estimate the amount of such taxes. During fiscal 2002 and 2001, our non-U.S. subsidiaries remitted to us previously taxed earnings of $6.0 million and $21.5 million, respectively, as part of our global tax restructuring.

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows for fiscal:

	2002	2001	2000
U.S. federal statutory rate	34.0%	34.0%	34.0%
Non-deductible goodwill amortization	—	0.6	8.0
Non-deductible expenses	0.3	0.5	5.3
State income taxes, net of U.S. federal income tax benefit	2.9	5.7	1.0
Foreign earnings, net of foreign taxes	(11.4)	(12.9)	65.2

Effective income tax rate	25.8%	27.9%	113.5%

The temporary differences which comprise our net deferred income tax assets are as follows at March 31:

(In thousands)	2002	2001
Excess of provision for bad debts over charge-offs	$5,131	$4,330
Income tax credits	4,118	2,491
Excess of tax over financial reporting for depreciation of fixed assets	(612)	(432)
Excess of tax over financial reporting amortization of identifiable intangibles	(1,364)	(963)
Accrued compensation expenses recognized for financial reporting purposes, not currently tax deductible	1,167	1,005
Accrued expenses recognized for financial reporting purposes, not currently tax deductible	579	(49)

Total deferred income tax assets, net	$9,019	$6,382

Deferred income tax assets, current	$10,226	$7,045

Deferred income tax liabilities, non-current	$1,207	$663

The deferred current income tax assets and deferred non-current income tax liabilities are included in Prepaid expenses and other current assets, and Long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. We have foreign income tax credit carryovers of approximately $3.6 million, which begin to expire in fiscal 2007. Additionally, we have an alternative minimum tax (“AMT”) credit carryforward of approximately $468 thousand which can be used to offset our regular income tax payable in future fiscal years. The AMT credit has an indefinite carryforward period.

During fiscal 2002, the Internal Revenue Service (“IRS”) completed an examination of our consolidated U.S. Federal income tax returns for fiscal 1999 and 1998. The results of the IRS examination did not have a material effect on our consolidated financial statements.

(5)    STOCKHOLDERS’ EQUITY

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we could repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The Board of Directors resolved that the repurchased shares may be reissued for any proper corporate purpose, without limitation and including future acquisitions. In March 2002, we began reissuing our repurchased shares to employees who exercised their stock options instead of issuing new shares of our common stock. The difference between the aggregate cost of the repurchased shares and proceeds from employees’ exercise of stock options is recorded as an addition or deduction to Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of March 31, 2002, we have reissued nine thousand shares of treasury stock with an aggregate cost of $76 thousand.

The following summarizes the status of our treasury stock repurchase programs at March 31, 2002:

(In thousands, except average price per share data)
	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
Stock Repurchase Programs		Shares	Aggregate Cost	Average Price
August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock with an aggregate cost of $194 thousand prior to fiscal 2000.

Dividends

We declared cash dividends of $0.40 per share of common stock for fiscal 2002 and $0.20 per share of common stock during fiscal 2001 and 2000. Included in fiscal 2002 was a special cash dividend of $0.10 declared in the first quarter of fiscal 2002.

Warrants

In July 2000, we granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to us. The warrant entitles the holder to purchase up to 50 thousand shares of our common stock at an exercise price of $9.50 per share, for a period of three years. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued through Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we determined the fair value of this warrant to be approximately $60 thousand based on the Black-Scholes option-pricing model. In October 2000, we terminated our relationship with the investment-banking firm. Accordingly, we expensed the entire estimated value of this warrant during fiscal 2001. This warrant expires in July 2003.

Employee and Non-Employee Directors Stock Option Plans

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended by subsequent shareholders’ approvals. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at March 31, 2002 under the 1986 Plan expire between January 2005 and May 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended by subsequent shareholders’ approvals. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at March 31, 2002 under the 1996 Plan expire between August 2006 and March 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees, as amended by the Compensation Committee of the Board of Directors (the “Compensation Committee”) in May 2002. Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of March 31, 2002, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. As of March 31, 2002, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 769 thousand shares, of which 71 thousand shares are subject to options already issued and an additional 25 thousand shares have been issued as restricted stock grants.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The vesting period of the above items is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at March 31, 2002 under the 2001 Plan expire between September 2006 and December 2006.

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended by subsequent shareholders’ approvals. The Directors Plan permits the issuance of options to purchase up to an aggregate of 150 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at March 31, 2002 under the Directors Plan expire between August 2002 and August 2006.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options issued in 1995 expire between January 2005 and May 2005.

The following table summarizes the outstanding stock options which were issued pursuant to the plans described above, the options issued outside the plans in 1995, and the warrants issued in 2000:

(In thousands, except weighted-average exercise price)
Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2001 Plan	71	$14.28	673
1996 Plan	1,104	13.53	—
1986 Plan	90	7.29	—
Directors Plan	60	12.12	41
1995 non-qualified options (1)	46	7.56	not applicable

Total options	1,371	12.90	714
2000 warrant (1)	50	9.50	not applicable

	1,421	$12.78	714

(1)	The options and warrant issued in 1995 and 2000, respectively, were not approved by shareholders. All other plans shown in the table were approved by shareholders.

The following summarizes the status of our stock options outstanding and exercisable, and related transactions for fiscal 2002, 2001, and 2000:

(In thousands, except weighted-average exercise price)	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding at March 31, 1999	1,056	$14.36	471	$9.99
Granted	64	11.79
Exercised	(2)	6.89
Forfeited/expired	(30)	11.42

Options outstanding at March 31, 2000	1,088	14.30	602	12.22
Granted	428	8.20
Forfeited/expired	(58)	14.04

Options outstanding at March 31, 2001	1,458	12.52	1,130	13.14
Granted	148	13.38
Exercised	(205)	10.53
Forfeited/expired	(30)	12.59

Options outstanding at March 31, 2002	1,371	$12.90	1,123	$13.15

The following summarizes exercise prices of our stock options outstanding and exercisable at March 31, 2002:

(In thousands, except exercise price data and contractual life)	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 6.67 to $9.25	538	7.1	$8.00	462	$7.84
$10.75 to $14.88	412	5.6	11.80	265	11.62
$16.71 to $21.63	421	6.0	20.26	396	20.37

Total	1,371		$12.90	1,123	$13.15

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for options granted under our stock option plans. Accordingly, no compensation expense has been recognized for stock options granted to employees and non-employee directors when the exercise price is at or above market price of our common stock on the date of grant. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” we have determined the pro forma effects of these stock options under the fair value method, which would reduce our net income by $178 thousand, $435 thousand and $483 thousand for fiscal 2002, 2001 and 2000, respectively, with a corresponding reduction in basic and diluted earnings per share of $0.02 for fiscal 2002 and $0.04 for each of fiscal 2001 and 2000.

The weighted average fair value of options granted in fiscal 2002, 2001 and 2000, whose exercise price was at or above fair market price of our common stock on the date of grant, was $2.36, $1.12 and $2.48, respectively. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 4 years for fiscal 2002, 2001 and 2000; dividend yields of 2.16%, 1.74% and 1.45% for fiscal 2002, 2001 and 2000, respectively; and risk-free interest rates of 4.13%, 5.04% and 5.06% for fiscal 2002, 2001 and 2000, respectively. In addition, we assumed an expected volatility of 20% for fiscal 2002, 2001 and 2000.

Restricted Common Stock

In October 2001, under the 2001 Plan, we granted 25 thousand shares of restricted common stock to the Chief Executive Officer of our marine fuel services segment, as specified in the executive’s employment agreement. The restricted common stock vest in four equal installments in October 2002, 2003, 2004, and March 2005, subject to certain acceleration provisions, as specified in the employment agreement. Based on the market value of our common stock on the date of grant, the restricted common stock was valued at $298 thousand. The fair value of the restricted stock was recorded as unearned deferred compensation and is being amortized over the minimum vesting period of nine months due to the acceleration provisions. For fiscal 2002, amortization of $182 thousand was recognized as compensation expense related to this restricted common stock and included in the accompanying Consolidated Statements of Income. As of March 31, 2002, the unearned deferred compensation was $116 thousand, and is included in Capital in excess of par value in the accompanying Consolidated Balance Sheets.

(6)    COMMITMENTS AND CONTINGENCIES

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of March 31, 2002, we had $12.1 million in outstanding bonds.

Lease Commitments

As of March 31, 2002, our future minimum lease payments under non-cancelable operating leases for rental properties which have an initial term in excess of one year were as follows:

(In thousands)
Fiscal year ending March 31,
2003	$1,181
2004	789
2005	747
2006	479
2007	324
Thereafter	495

$4,015

We incurred rental expense for all properties of $1.5 million for fiscal 2002 and $1.3 million for each of fiscal 2001 and 2000. Under the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of March 31, 2002, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Concentration of Credit Risk

Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. Although we generally do not insure our receivables, we are exploring the possibility of using credit insurance on a more widespread basis within our marine segment. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and ensuring the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to seven customers, and two of these customers have outstanding balances ranging from $9.0 to $10.0 million. In our aviation fuel services segment, our largest credit exposure to a single customer is $3.0 million.

During fiscal 2002, world oil prices continued to exhibit volatility. Fuel costs represent a significant part of a vessel’s and airline’s operating expenses; accordingly, the volatility in fuel prices has adversely affected our customers in the past, and we expect this to continue in the future. Our credit losses are generally higher during times of rapidly increasing oil prices.

Although most of our transactions are denominated in U.S. dollars, many of our customers are foreign and may be required to purchase U.S. dollars to pay for our products and services. A rapid devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This will in turn result in higher credit losses for us.

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Environmental and Other Liabilities; Uninsured Risks

In the marine and aviation fuel segments, we utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurances cover acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations.

We continuously review the adequacy of our insurance coverage. However, we lack coverage for various risks, including environmental claims. An uninsured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position and results of operations.

Legal Matters

In July 2001, we settled litigation filed in February 2000 relating to the theft of product off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million in fiscal 2002. In the accompanying Consolidated Statements of Income, the theft was included as a non-recurring charge in Other income (expense), net in fiscal 2000 and the recovery is included as a non-recurring credit in Other income (expense), net during fiscal 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. The receiver is empowered to perform any and all acts necessary and appropriate in order to take possession and control of Mr. Moorehead’s assets and property interests, and to collect, sell or otherwise liquidate those assets and property interests to satisfy our judgment. Because the receivership has just started, the receiver is still assessing the situation, and based upon his analysis and experience, is expected to develop a plan of action to liquidate Mr. Moorehead’s assets. Although we believe that we will recover the remaining amount of the debt, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorehead may file for personal bankruptcy, and that his saleable assets will not produce sufficient proceeds to satisfy the debt. Most of Mr. Moorehead’s assets are subject to liens in favor of other creditors, which will make it more difficult to sell the assets and realize sufficient proceeds to satisfy our judgment. Subsequent to the court’s appointment of a receiver, we received another interest payment of $100 thousand from Mr. Moorehead.

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement from such parties for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). One of those defendants is Page Avjet Fuel Corporation, now known as PAFCO L.L.C. (“PAFCO”). In December 2000, we acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”). Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all liabilities of PAFCO arising prior to the closing (“Closing”) of the purchase of our interest in PAFCO. Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising them of their potential liability for the clean-up costs which are the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. In May 2001, we advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

We intend to vigorously defend all claims asserted by the County relating to environmental contamination at the Airport. We believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure or recovery to ourselves if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation.

In addition to the matters described above, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our financial condition or results of operations.

Purchase and Sales Commitments and Derivatives

To take advantage of favorable market conditions or for competitive reasons, we enter into short-term cancelable fuel purchase commitments for the physical delivery of product. We simultaneously may hedge the physical delivery of fuel through a commodity based derivative instrument, to minimize the effects of commodity price fluctuations.

We offer to our marine and aviation customers fixed fuel prices on future sales, generally involving the physical delivery of fuel, as part of our fuel management services. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases for the physical delivery of fuel. For non-physical delivery of fuel, we simultaneously enter into commodity based derivative instruments with a counterparty. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting stricter credit criteria.

Our policy is to not use derivative financial instruments for speculative purposes.

As of March 31, 2002, we had 22 outstanding swaps contracts totaling 83 thousand metric tons of marine fuel and 14 outstanding swaps contracts totaling 4.8 million gallons of aviation fuel; and these swaps contracts mature as follows:

(In thousands)
	Marine Fuel (metric tons)	Aviation Fuel (gallons)
Month of Maturity
April 2002	33	1,356
May to June 2002	50	1,000
January to March 2003	—	1,200
April to June 2003	—	1,200

	83	4,756

Employment Agreements

During fiscal 2001, the employment agreements for our Chairman of the Board and President were amended and restated. The amended and restated employment agreements provided a higher base salary as well as a bonus structure based on our earnings per share growth along with the granting of additional employee stock options. The amended and restated employment agreements will expire on March 31, 2005. The executives and our Board of Directors may mutually agree to extend the employment agreements for subsequent one-year periods. For the Chairman of the Board, the amended and restated employment agreement provides the following: (1) an annual base salary of $600 thousand; (2) effective fiscal 2002, an annual bonus as a percent of the executive’s base salary which shall be calculated based on basic earnings per share growth, year over year, as adjusted by the Compensation Committee; (3) stock options to purchase 200 thousand shares of our common stock which were awarded in fiscal 2001; and (4) a termination severance payment, as specified in the employment agreement. For the President, the amended and restated employment agreement provides the following: (1) an annual base salary of $500 thousand; (2) effective fiscal 2002, an annual bonus as a percent of the executive’s base salary which shall be calculated on basic earnings per share growth, year over year, as adjusted by the Compensation Committee; (3) stock options to purchase 150 thousand shares of our common stock which were awarded in fiscal 2001; and (4) a termination severance payment, as specified in the employment agreement.

In October 2001, the employment agreement for the Chief Executive Officer of our marine fuel services segment was amended and restated. The amended and restated employment agreement will expire on March 31, 2005 and its principal terms are as follows: (1) an annual base salary of approximately $438 thousand; (2) a bonus for the period from January 1, 2001 through December 31, 2001 based on the bonus formula in the executive’s previous employment agreement; (3) effective January 1, 2002, a bonus calculated as a percent of the executive’s base salary based on our earnings per share growth, year over year, as adjusted by the Compensation Committee; (4) the grant of 25 thousand shares of restricted common stock, which shall vest in four equal installments on October 1, 2002, 2003, 2004, and March 31, 2005, subject to certain acceleration provisions, as specified in the employment agreement; (5) an award of stock options to purchase 55 thousand shares of our common stock, with an exercise price of $11.90 per share, of which approximately 30 thousand shares will vest in two years and the remaining shares will vest over three years, subject to certain acceleration provisions, as specified in the employment agreement; and (6) severance benefits payable upon termination for certain reasons specified in the employment agreement.

In addition, the payment of any portion of the bonus causing the compensation of any of the three executives named above to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of March 31, 2002 and 2001, $1.6 million and $1.3 million, respectively, in bonuses was deferred under the employment agreements named above, and is included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained. As of March 31, 2002, the future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows:

(In thousands)
Fiscal year ending March 31,
2003	$6,762
2004	4,400
2005	2,330
2006	571
2007	258
Thereafter	420

$14,741

During fiscal 2002, 2001 and 2000, approximately $15.1 million, $18.6 million, and $11.7 million, respectively, were expensed under the terms of the above described agreements. The fiscal 2001 amount includes the executive severance of our former Chairman of the Board.

Deferred Compensation Plans

Our Deferred Compensation Plan (“Deferred Plan”) relates to the marine segment and it is administered by a Deferred Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Deferred Plan was suspended effective August 1, 1997 by the Deferred Plan Committee. The Deferred Plan is unfunded and is not a qualified plan under the Internal Revenue Code. The Deferred Plan allowed for distributions of vested amounts over a five-year period, subject to certain requirements, during and after employment with us. Participants became fully vested over a five-year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. As of March 31, 2002 and 2001, our liability under the Deferred Plan was $469 thousand and $714 thousand, respectively, and is included in Long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2002, all participants in the Deferred Plan are vested.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During fiscal 2002, 2001 and 2000, we made matching contributions of 25% of the participants’ contributions up to 1% of the participant’s compensation. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. During fiscal 2002, 2001 and 2000, approximately $76 thousand, $60 thousand and $50 thousand, respectively, was expensed as our contributions.

Certain of our non-U.S. subsidiaries have defined contribution benefit plans, which allow for voluntary contributions by the employees. The non-U.S. subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. During fiscal 2002, 2001 and 2000, approximately $105 thousand, $77 thousand and $67 thousand, respectively, was expensed as our contributions.

Severance Benefit Payable

In accordance with local laws application to certain non-U.S. subsidiaries, we have accrued $634 thousand and $496 thousand in employee severance benefits payable at March 31, 2002 and 2001, respectively.

(7)    AVIATION JOINT VENTURES

In August 1994, we began operation of an aviation joint venture in Ecuador (the “Ecuador Venture”). The Ecuador Venture was organized to distribute jet fuel pursuant to a contract with the nationally owned oil company and the airport authority. In October 2000, the Ecuador Venture ceased operations. Our ownership interest in the Ecuador Venture was 50%.

Accordingly, we used the equity method of accounting to record our proportionate share of the Ecuador Venture’s earnings or losses. During fiscal 2000, we wrote down the investment in and advance to the Ecuador Venture by $953 thousand and recorded a special provision for bad debts of $1.6 million as a result of the political and economic conditions in Ecuador. During fiscal 2001, we completed the closure of the Ecuador Venture, recovering approximately $365 thousand of the previously provisioned investment write down.

As described in Note 1, in December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. We paid Signature $1.0 million in cash and a $2.5 million note, payable in five equal annual installments of $500 thousand beginning in January 2002. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over five years using the interest method. For fiscal 2002 and 2001, we recorded interest expense of $167 thousand and $45 thousand, respectively, which is included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. Our investment goodwill, representing our cost in excess of 50% of the net assets of PAFCO, amounted to $2.9 million, after discounting the promissory note at an interest rate of 9% and including $79 thousand in acquisition costs. No other significant intangible assets existed at the date of acquisition.

In accordance with the venture’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. We did not purchase any of PAFCO’s accounts receivable in fiscal 2002 and 2001. For fiscal 2002 and 2001, our earnings from the aviation joint venture in PAFCO of $416 thousand and $42 thousand, respectively, were included in Other income in the accompanying Consolidated Statements of Income. As of March 31, 2002 and 2001, the amounts due from PAFCO of $416 thousand and $161 thousand were included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets.

Effective April 1, 2001, as permitted, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no investment goodwill amortization was recorded for fiscal 2002. In fiscal 2001, we recorded investment goodwill amortization of $74 thousand which was included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. As of March 31, 2002 and 2001, investment goodwill of $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets.

(8)    BUSINESS SEGMENTS, GEOGRAPHIC INFORMATION, AND MAJOR CUSTOMERS

Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to the United States and foreign militaries. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. One of the primary financial measures used is income from operations. We employ shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our operations by business segment is as follows:

(In thousands)
	As of, and for the year ended March 31,
	2002	2001	2000
Revenue
Marine fuel services	$983,986	$1,004,572	$738,557
Aviation fuel services	381,079	524,670	461,740

Total	$1,365,065	$1,529,242	$1,200,297

Income from operations
Marine fuel services	$14,964	$13,161	$7,516
Aviation fuel services	13,709	11,790	4,440
Corporate overhead	(7,384)	(10,799)	(5,038)

Total	$21,289	$14,152	$6,918

Depreciation and amortization
Marine fuel services	$478	$822	$923
Aviation fuel services	242	435	528
Corporate	1,219	1,093	979

Total	$1,939	$2,350	$2,430

Capital expenditures
Marine fuel services	$837	$1,276	$211
Aviation fuel services	218	251	240
Corporate	381	1,157	1,409

Total	$1,436	$2,684	$1,860

Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,217 and $5,157 at March 31, 2002 and 2001, respectively	$100,912	$77,898
Aviation fuel services, net of allowance for bad debts of $5,795 and $6,010 at March 31, 2002 and 2001, respectively	31,674	47,965

Total	$132,586	$125,863

Goodwill, Identifiable intangible asset, and Investment goodwill
Marine fuel services, net of accumulated amoritzation of $2,522 and $2,430 at March 31, 2002 and 2001, respectively	$30,399	$19,246
Aviation fuel services, net of accumulated amortization of $1,060	8,209	8,256

Total	$38,608	$27,502

Total assets
Marine fuel services	$170,561	$114,424
Aviation fuel services	71,986	77,985
Corporate, including discontinued operation assets of $1,750 at March 31, 2001	15,376	29,756

	$257,923	$222,165

Geographic Information

A summary of financial data segregated between US and non-U.S. countries is shown below as of, and for the year ended March 31, 2002, 2001, and 2000. This information is presented based on the country of incorporation where the revenue and assets are recorded. Income (loss) from operations is before Other income (expense), net and Provision for income taxes.

(In thousands)
	2002	2001	2000
United States
Revenue	$823,828	$940,036	$615,951

Loss from operations	$(2,616)	$(4,933)	$(776)

Total assets	$130,792	$137,655	$151,795

United Kingdom
Revenue	$187,633	$204,409	$239,150

Income from operations	$5,818	$5,896	$2,851

Total assets	$32,530	$27,746	$27,364

Singapore
Revenue	$166,027	$191,937	$146,828

Income from operations	$7,874	$6,761	$2,363

Total assets	$32,609	$23,863	$14,138

Other non-U.S. countries
Revenue	$187,577	$192,860	$198,368

Income from operations	$10,213	$6,428	$2,480

Total assets	$61,992	$32,901	$34,618

Consolidated
Revenue	$1,365,065	$1,529,242	$1,200,297

Income from operations	$21,289	$14,152	$6,918

Total assets	$257,923	$222,165	$227,915

Major Customers

No customer accounted for more than 10% of total consolidated revenue for fiscal 2002, 2001 and 2000.

(9)    QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share data)
	For the three months ended
	June 30, 2001		September 30, 2001		December 31, 2001	March 31, 2002
Revenue	$338,107		$349,710		$325,964	$351,284

Gross profit	$18,297		$17,882		$18,849	$21,146

Net income	$4,687	(2)	$3,602		$4,473	$4,473

Basic earnings per share	$0.45	(2)	$0.35		$0.43	$0.43

Diluted earnings per share	$0.44	(2)	$0.34		$0.42	$0.42

(In thousands, except per share data)

	For the three months ended
	June 30, 2000		September 30, 2000		December 31, 2000	March 31, 2001
Revenue	$374,530		$378,083		$408,567	$368,062

Gross profit	$17,068		$16,652		$18,109	$19,913

Net income (loss):
Continuing operations	$3,247		215	(3)	$3,912	4,412
Discontinued operations	—		—		(496)	(656)

Reported net income	3,247		215		3,416	3,756
Add back: Goodwill amortization, net of tax (1)	145		145		144	202

Adjusted net income	$3,392		$360		$3,560	$3,958

Basic earnings (loss) per share:
Continuing operations	$0.30		$0.02	(3)	$0.37	$0.42
Discontinued operations	—		—		(0.05)	(0.06)

Reported earnings per share	0.30		0.02		0.32	0.36
Add back: Goodwill amortization, net of tax (1) (4)	0.01		0.01		0.01	0.02

Adjusted earnings per share	$0.31		$0.03		$0.33	$0.38

Diluted earnings (loss) per share:
Continuing operations	$0.30		$0.02	(3)	$0.37	$0.42
Discontinued operations	—		—		(0.05)	(0.06)

Reported net income	0.30		0.02		0.32	0.36
Add back: Goodwill amortization, net of tax (1) (4)	0.01		0.01		0.01	0.02

Adjusted earnings per share	$0.31		$0.03		$0.33	$0.38

(1)
Effective April 1, 2001, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which among other provisions, states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded during fiscal 2002. In accordance with SFAS No. 142, the add back of goodwill amortization, net of tax, is presented as proforma information for fiscal 2001.

(2)	Includes the receipt of $1.0 million, or $0.10 per basic share and $0.09 per diluted share, from an insurance settlement recovery related to a fiscal 2000 loss of product off the coast of Nigeria.

(3)
Includes a $1.9 million after-tax charge, or $0.18 per basic and diluted share, for the executive severance charge incurred in terminating the employment agreement with our former Chairman of the Board of Directors.

(4)
The proforma adjusted earnings per share resulting from the add back of goodwill amortization, net of tax, for fiscal 2001 differs from the sum of each of the quarterly proforma adjusted earnings per share data because of rounding.