Form 10-Q
period 2002-06-30
WORLD FUEL SERVICES CORP
filed 2002-07-25
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had a total of 10.4 million shares of common stock (net of treasury stock), par value $0.01 per share, as of July 22, 2002.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended June 30, 2002, will not be necessarily indicative of the results for the entire fiscal year ending March 31, 2003. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (“10-K Report”) for the year ended March 31, 2002. World Fuel Services and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.”

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	June 30,	March 31,
	2002	2002
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$47,697	$58,172
Accounts and notes receivable, net of allowance for bad debts of $11,049 and $11,012 at June 30 and March 31, 2002, respectively	165,659	132,586
Inventories	5,455	2,219
Prepaid expenses and other current assets	20,975	20,162

Total current assets	239,786	213,139
Property and equipment, net	5,465	5,618
Other assets:
Goodwill, net	34,003	34,003
Identifiable intangible asset, net	1,656	1,748
Other	3,275	3,415

	$284,185	$257,923

LIABILITIES
Current liabilities:
Short-term debt	$3,953	$5,710
Accounts payable	102,972	82,904
Accrued expenses	37,411	30,806
Other current liabilities	12,625	14,431

Total current liabilities	156,961	133,851

Long-term liabilities	6,396	7,633

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized; shares of 12,765 issued and outstanding	128	128
Capital in excess of par value	29,924	29,575
Retained earnings	110,466	106,841
Less treasury stock, at cost; shares of 2,339 and 2,388 at June 30 and March 31, 2002, respectively	19,690	20,105

	120,828	116,439

	$284,185	$257,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	June 30,
	2002	2001
Revenue	$458,909	$338,107
Cost of revenue	438,803	319,810

Gross profit	20,106	18,297

Operating expenses:
Salaries and wages	7,644	7,624
Provision for bad debts	641	846
Other	5,952	5,193

	14,237	13,663

Income from operations	5,869	4,634

Other (expense) income, net:
Interest income, net	385	409
Non-recurring credit in the marine segment	—	1,000
Other, net	(696)	(173)

	(311)	1,236

Income before income taxes	5,558	5,870
Provision for income taxes	1,152	1,183

Net income	$4,406	$4,687

Basic earnings per share	$0.42	$0.45

Basic weighted average shares	10,372	10,403

Diluted earnings per share	$0.41	$0.44

Diluted weighted average shares	10,794	10,558

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED-IN THOUSANDS)

	Three Months Ended June 30,
	2002	2001
Cash flows from continuing operating activities:
Net income	$4,406	$4,687

Adjustments to reconcile net income to net cash used in continuing operating activities—
Depreciation and amortization	669	422
Provision for bad debts	641	846
Deferred income tax benefit	(119)	(411)
Earnings from aviation joint ventures, net	(93)	(122)
Other non-cash operating charges	142	9
Changes in operating assets and liabilities:
Accounts and notes receivable	(33,714)	4,550
Inventories	(3,236)	1,206
Other current assets	(684)	(292)
Other assets	140	350
Accounts payable and accrued expenses	26,670	(9,127)
Other current liabilities	(1,573)	(2,162)
Deferred compensation	(118)	(224)

Total adjustments	(11,275)	(4,955)

Net cash used in continuing operating activities	(6,869)	(268)

Cash flows from investing activities:
Capital expenditures	(430)	(504)
Payment for acquisition of business	—	(3,064)

Net cash used in investing activities	(430)	(3,568)

Cash flows from financing activities:
Dividends paid on common stock	(778)	(520)
Proceeds from exercise of stock options	432	—
Repayment of debt	(2,830)	(1,408)

Net cash used in financing activities	(3,176)	(1,928)

Discontinued operations	—	1,750

Net decrease in cash and cash equivalents	(10,475)	(4,014)
Cash and cash equivalents, at beginning of period	58,172	38,977

Cash and cash equivalents, at end of period	$47,697	$34,963

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED-IN THOUSANDS)
(Continued)

	Three Months Ended June 30,
	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$260	$277

Income taxes	2,518	$1,108

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

During the three months ended June 30, 2002 and 2001, we declared cash dividends of $782 thousand and $1.8 million, and paid those dividends in July 2002 and 2001, respectively.

In connection with an acquisition in the marine segment in April 2001, we issued a $2.0 million promissory note bearing interest at 7%, payable over two years with the first installment due and paid in April 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 10-K Report for the year ended March 31, 2002.

(2)    COMMITMENTS AND CONTINGENCIES

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of June 30 and March 31, 2002, the receivable from Mr. Moorehead for approximately $4.4 million and $4.3 million, respectively, was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets. We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. The receiver is empowered to perform any and all acts necessary and appropriate in order to take possession and control of Mr. Moorehead’s assets and property interests, and to collect, sell or otherwise liquidate those assets and property interests to satisfy our judgment. Since May 2002, the receiver has been assessing the situation, and based upon his analysis and experience, is expected to develop a plan of action to liquidate Mr. Moorehead’s assets. As a result of the receiver’s activities, we have received several settlement offers from Mr. Moorehead to settle his remaining debt. However, no settlement agreement has been signed as of the date of this Form 10-Q. Management cannot estimate at this time the amount of remaining debt which is unrecoverable, if any. Although management believes that the entire outstanding debt will be recovered, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorehead may file for personal bankruptcy, and that his saleable assets will not produce sufficient proceeds to satisfy the debt. Most of Mr. Moorehead’s assets are subject to liens in favor of other creditors, which will make it more difficult to sell the assets and realize sufficient proceeds to satisfy our judgment. Subsequent to the court’s appointment of a receiver, we received another interest payment of $100 thousand in May 2002 from Mr. Moorehead.

There can be no assurance that we will prevail on the above matter and management cannot estimate the exposure or recovery to us if we do not prevail. If we do not collect a significant portion of the debt described above, our financial condition and results of operation may be adversely affected.

We are involved in other material legal proceedings described in Item 3 of our 10-K Report for the year ended March 31, 2002. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 10-K Report for the year ended March 31, 2002, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above or in our Annual Report on Form 10-K for the year ended March 31, 2002, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

(3)    RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

(4)    COMPREHENSIVE INCOME

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(5)    EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and non-employee stock options and warrants. Shares used to calculate earnings per share are as follows:

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Basic weighted average shares	10,372	10,403
Restricted stock weighted average shares	25	—
Common stock equivalents	397	155

Diluted weighted average shares used in the calculation of diluted earnings per share	10,794	10,558

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,313	450

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	93	1,066

(6)    BUSINESS SEGMENTS

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. One of the primary financial measures used is income from operations. We employ shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies. (see Note 1). Information concerning our operations by business segment is as follows:

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Revenue
Marine fuel services	$332,186	$234,106
Aviation fuel services	126,723	104,001

	$458,909	$338,107

Income from operations
Marine fuel services	$3,056	$3,527
Aviation fuel services	4,639	2,821
Corporate overhead	(1,826)	(1,714)

	$5,869	$4,634

	June 30, 2002	March 31, 2002
	(In thousands)
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,276 and $5,217 at June 30 and March 31, 2002, respectively	$127,050	$100,912
Aviation fuel services, net of allowance for bad debts of $5,773 and $5,795 at June 30 and March 31, 2002, respectively	38,609	31,674

	$165,659	$132,586

Goodwill, identifiable intangible asset and investment goodwill
Marine fuel services	$30,307	$30,399
Aviation fuel services	8,209	8,209

	$38,516	$38,608

Total assets
Marine fuel services	$183,077	$170,561
Aviation fuel services	85,475	71,986
Corporate	15,633	15,376

	$284,185	$257,923

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q.

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 72% and 69% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. Our aviation fuel business accounted for the remaining 28% and 31% of total revenue for the three months ended June 30, 2002 and 2001, respectively. Excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 40% and 60%, respectively, of operating income for the three months ended June 30, 2002, as compared to 56% and 44% for the three months ended June 30, 2001, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible asset, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Consolidated Financial Statements” in Item 14 of our 10-K Report for the year ended March 31, 2002.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of June 30 and March 31, 2002, we had accounts and notes receivable of $165.7 million and $132.6 million, in each case net of allowance for bad debts of $11.0 million. The allowance for bad debts included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Our remaining allowance of $8.0 million at June 30 and March 31, 2002 are general for all other customers.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at June 30, 2002. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the year ended March 31, 2002.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible asset, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Condensed Consolidated Balance Sheets at June 30 and March 31, 2002. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. Effective April 1, 2001, as permitted, we elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, for the three months ended June 30, 2002 and 2001, no goodwill amortization was recorded. For the three months ended June 30, 2002, we amortized $92 thousand of our identifiable intangible asset.

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

In January 2002, we acquired the operations of the Oil Shipping group of companies. This acquisition forms part of our worldwide marine fuel marketing segment and was accounted for as a purchase. Accordingly, the results of operations of the Oil Shipping companies were included with our results since the date of acquisition.

Comparing the three months periods ended June 30, 2002 and 2001, our profitability was favored in 2002 by an increase in sales volume for both our marine fuel services and aviation fuel services, and a lower provision for bad debts for aviation. Earnings were adversely affected by a decrease in the gross profit per metric ton traded in marine and increases in salaries and other operating expenses.

The increase in marine volume is due, in part, to our marine acquisition in January 2002. The increase in aviation sales volume is due, in part, to new customers, such as the U.S. military, as well as a recovery from the general slowdown in economic activity in the prior year. In marine, the decrease in the gross profit per metric ton traded was caused by weakness in the shipping market, competitive pressures, and the addition of lower margin trading business from our recent acquisitions. By integrating these acquisitions into our existing global network, we expect to gain from synergies in purchasing and value-added services, and thereby increase the gross profit of our newly acquired companies.

We may experience decreases in future sales volume and margins as a result of continued weakness in the shipping market, continued conflicts in the Middle East, Asia and Latin America, and the military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the year ended March 31, 2002.

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Our revenue for the three months ended June 30, 2002 was $458.9 million, an increase of $120.8 million, or 35.7%, as compared to revenue of $338.1 million for the corresponding period of the prior year. Our revenue during these periods was attributable to the following segments:

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Marine fuel services	$332,186	$234,106
Aviation fuel services	126,723	104,001

	$458,909	$338,107

Our marine fuel services segment contributed $332.2 million in revenue for the three months ended June 30, 2002, an increase of $98.1 million, or 41.9%, over the corresponding period of the prior year. The increase in revenue was due to a 39.2% increase in the volume of metric tons sold and a 2.4% increase in the average price per metric ton sold. Our aviation fuel services segment contributed $126.7 million in revenue for the three months ended June 30, 2002, an increase of $22.7 million, or 21.8%, over the same period of the prior year. The increase in revenue was due to a 42.8% increase in the volume of gallons sold, partially offset by a 14.6% decrease in the average price per gallon sold.

Our gross profit of $20.1 million for the three months ended June 30, 2002 increased $1.8 million, or 9.9%, as compared to the corresponding period of the prior year. Our gross margin decreased from 5.4% for the three months ended June 30, 2001, to 4.4% for the three months ended June 30, 2002. Our marine fuel services segment achieved a 2.8% gross margin for the three months ended June 30, 2002, as compared to a 4.1% gross margin for the same period of the prior year. This decrease resulted from a decrease in the average gross profit per metric ton traded as well as an increase in the average sales price per metric ton traded. Our aviation fuel services business achieved an 8.5% gross margin for the three months ended June 30, 2002, as compared to 8.4% for the same period during the prior year.

Total operating expenses for the three months ended June 30, 2002 were $14.2 million, an increase of $574 thousand, or 4.2%, as compared to the same period of the prior year. This increase was primarily related to operating expenses of our marine companies acquired in January 2002, partially offset by a lower provision for bad debts for aviation and a reimbursement of legal fees associated with prior years’ insurance claims in the marine segment. Operating expenses for the three months ended June 30, 2001 also included a reimbursement of legal fees associated with a class action lawsuit dismissed in December 2000.

Our income from operations for the three months ended June 30, 2002 was $5.9 million, an increase of $1.2 million, or 26.7%, as compared to the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments:

	Three Months Ended June 30,
	2002	2001
	(In thousands)
Marine fuel services	$3,056	$3,527
Aviation fuel services	4,639	2,821
Corporate overhead	(1,826)	(1,714)

	$5,869	$4,634

The marine fuel services segment earned $3.1 million in income from operations for the three months ended June 30, 2002, as compared to $3.5 million for the corresponding period of the prior year. This decrease resulted from a lower gross profit and higher operating expenses related to the marine acquisition in January 2002, partially offset by a reimbursement of legal fees associated with prior years’ insurance claims. The aviation fuel services segment’s income from operations was $4.6 million for the three months ended June 30, 2002, an increase of $1.8 million, or 64.4%, as compared to the same period of the prior year. This improvement was due to a higher gross profit and lower provision for bad debts, partially offset by increased operating expenses related to business expansion. Corporate overhead costs not charged to the business segments totaled $1.8 million for the three months ended June 30, 2002, as compared to $1.7 million during the same period of the prior year. This increase is primarily due to lower operating expenses during the three months ended June 30, 2001 due to the reimbursement of legal fees associated with a class action lawsuit dismissed in December 2000.

During the three months ended June 30, 2002, we reported $311 thousand in other expense, net, as compared to other income, net, of $1.2 million for the same period of the prior year. Included in other income, net, was a $1.0 million insurance settlement recovery related to a fiscal 2000 theft of product off the coast of Nigeria. The remaining variance of $547 thousand was primarily related to a net unrealized foreign currency translation loss recorded for the three months ended June 30, 2002, as a result of translating the monetary assets and liabilities of our non-U.S. entities at the prevailing exchange rates at June 30, 2002, as compared to a foreign currency translation gain for the same period of corresponding period of the prior year. Also contributing to the variance was an increase in net foreign currency exchange losses on transactions during the three months ended June 30, 2002 as compared to the same period of the prior year.

For the three months ended June 30, 2002, our effective tax rate was 20.7%, as compared to an effective tax rate of 20.2% during the three months ended June 30, 2001. Income tax provisions for the three months ended June 30, 2002 and 2001 were $1.2 million. Excluding the non-recurring non-taxable insurance settlement recovery, our effective tax rate for the three months ended June 30, 2001 was 24.3%. The decrease in our effective tax rate, excluding the insurance settlement, for the three months ended June 30, 2002 was primarily due to increases in our operating income in lower tax jurisdictions.

Net income and diluted earnings per share for the three months ended June 30, 2002 was $4.4 million and $0.41, respectively, as compared to $4.7 million and $0.44 during the same period of the prior year. Net income for the three months ended June 30, 2001 included a non-recurring credit of $1.0 million, or $0.09 per diluted share from the insurance settlement recovery related to a fiscal 2000 theft of product off the coast of Nigeria.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of June 30, 2002, we had $47.7 million of cash and cash equivalents as compared to $58.2 million at March 31, 2002. We also have a revolving credit facility for $30.0 million with a sublimit of $25.0 million for letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2002, we had no borrowings under the credit facility. In July 2002, we borrowed $5.0 million from our credit facility. As of June 30, 2002, letters of credit of $14.8 million were outstanding under the credit facility.

The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair our ability to receive advances. As of June 30, 2002, we were in compliance with the operating and financial requirements under the credit facility.

Net cash used in continuing operating activities totaled $6.9 million for the three months ended June 30, 2002 as compared to $268 thousand for the corresponding period of the prior year. The increase in cash used in continuing operating activities of $6.6 million was primarily a result of increases in net operating assets mainly due to increased business volume for both our marine and aviation fuel services segments. Cash provided by discontinued operations of $1.75 million during the three months ended June 30, 2001 was for the settlement payment from EarthCare Company on the remaining discontinued operating assets sold in fiscal 2000.

During the three months ended June 30, 2002, net cash used in investing activities was $430 thousand, a decrease of $3.1 million as compared to the same period of the prior year. This decrease reflects the acquisition of the Marine Energy group of companies in April 2001.

Net cash used in financing activities was $3.2 million for the three months ended June 30, 2002 as compared to $1.9 million for the corresponding period of the prior year. The increase of $1.3 million in cash used in financing activities was due to an increase in dividends paid on common stock of $258 thousand and repayment of debt of $1.4 million. Partially offsetting was cash received of $432 thousand from employees’ exercise of stock options during the three months ended June 30, 2002.

Working capital at June 30, 2002 was $82.8 million, representing an increase of $3.5 million from working capital at March 31, 2002. Our accounts and notes receivable, at June 30, 2002, excluding the allowance for bad debts, amounted to $176.7 million, an increase of $33.1 million, as compared to the balance at March 31, 2002. This increase is mostly related to increased sales volume for both our marine and aviation segments. The allowance for bad debts of $11.0 million at June 30, 2002 was consistent with the balance at March 31, 2002. During the three months ended June 30, 2002, we charged $641 thousand to the provision for bad debts as compared to $846 thousand for same period of the prior year. We had charge-offs in excess of recoveries of $604 thousand for the three months ended June 30, 2002 as compared to $970 thousand for the corresponding period of the prior year. The decreases in our provision for bad debts and charge-offs primarily reflect the refinement in our credit practices that resulted in an overall improvement in Days Sales Outstanding (DSO) to 32 days for the first quarter of the current fiscal year versus 34 days for the first quarter of the prior year.

As of June 30, 2002, prepaid expenses and other current assets of $21.0 million increased $813 thousand from March 31, 2002. Net goodwill, identifiable intangible asset, and investment goodwill decreased $92 thousand, to $38.5 million, due to the amortization of the identifiable intangible asset.

In the aggregate, accounts payable, accrued expenses and other current liabilities increased $24.9 million primarily due to increased business activity in both our marine and aviation segments. Short-term debt and long-term debt, in the aggregate, decreased by $2.8 million due to our principal payment of prior years’ promissory notes.

Stockholders’ equity amounted to $120.8 million at June 30, 2002, as compared to $116.4 million at March 31, 2002. The increase in stockholders’ equity was primarily due to $4.4 million in earnings and $432 thousand received from the exercise of stock options, partially offset by the declaration of dividends of $782 thousand during the three months ended June 30, 2002.

We believe that available funds from existing cash and cash equivalents, our credit facility, and cash flows generated by operations will be sufficient to fund our working capital and capital expenditures requirements for the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or to acquire complementary businesses. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our lease commitments, described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from March 31, 2002 to June 30, 2002. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the year ended March 31, 2002. See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q, for additional information regarding purchase and sale commitments and derivatives, and market risk.

Lease Commitments

In June 2002, we entered into a ten-year lease for approximately 34,000 square feet of office space to be used as our Miami headquarters office. Rent payments range from $36 thousand per month in April 2003 to $47 thousand per month in March 2013, the last month of the lease. As of June 30, 2002, after giving effect to the new lease described above, our future minimum lease payments under non-cancelable operating leases for rental properties which have an initial term in excess of one year were as follows:

Fiscal year ending March 31,
(In thousands)
2003 (9 months)	$840
2004	1,222
2005	1,181
2006	956
2007	835
Thereafter	3,706

$8,740

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2002, we had 10 outstanding swaps contracts totaling 10 thousand metric tons of marine fuel and 11 outstanding swaps contracts totaling 29.9 million gallons of aviation fuel; and these swaps contracts mature as follows:

Month of Maturity	Marine Fuel (metric tons)	Aviation Fuel (gallons)
	(In thousands)
July 2002 to September 2002	3	11,000
October 2002 to December 2002	7	16,500
January 2003 to March 2003	—	1,200
April to June 2003	—	1,200

	10	29,900

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

As of June 30, 2002 and March 31, 2002, we have recorded our derivatives, which consisted of swaps contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $568 thousand and $1.9 million, respectively, which was included as Prepaid expenses and other current assets and Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. The receiver is empowered to perform any and all acts necessary and appropriate in order to take possession and control of Mr. Moorehead’s assets and property interests, and to collect, sell or otherwise liquidate those assets and property interests to satisfy our judgment. Since May 2002, the receiver has been assessing the situation, and based upon his analysis and experience, is expected to develop a plan of action to liquidate Mr. Moorehead’s assets. As a result of the receiver’s activities, we have received several settlement offers from Mr. Moorehead to settle his remaining debt. However, no settlement agreement has been signed as of the date of this Form 10-Q. Management cannot estimate at this time the amount of remaining debt which is unrecoverable, if any. Although management believes that the entire outstanding debt will be recovered, our ability to recover the full amount remains subject to customary collection risks, including the risk that Mr. Moorehead may file for personal bankruptcy, and that his saleable assets will not produce sufficient proceeds to satisfy the debt. Most of Mr. Moorehead’s assets are subject to liens in favor of other creditors, which will make it more difficult to sell the assets and realize sufficient proceeds to satisfy our judgment. Subsequent to the court’s appointment of a receiver, we received another interest payment of $100 thousand in May 2002 from Mr. Moorehead.

There can be no assurance that we will prevail on the above matter and management cannot estimate the exposure or recovery to us if we do not prevail. If we do not collect a significant portion of the debt described above, our financial condition and results of operation may be adversely affected.

We are involved in other material legal proceedings described in Item 3 of our 10-K Report for the year ended March 31, 2002. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 10-K Report for the year ended March 31, 2002, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above or in our Annual Report on Form 10-K for the year ended March 31, 2002, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On July 1, 2002, we appointed Francis X. Shea as Chief Financial Officer (“CFO”). He has served as our Executive Vice President of Finance since September 2001 and will remain in that position in addition to assuming the CFO position. In connection with the appointment of the new CFO, we agreed to pay the former CFO his current monthly salary over the remaining 21 months of his employment contract. As a result, in July 2002, we recorded an executive severance charge of $430 thousand which includes salary, medical benefits, and payroll taxes relating to the former CFO’s employment contract.

Item 6.    Exhibits and Reports on Form 8-k

(a)	Exhibits

None

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2002, we did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 25, 2002	WORLD FUEL SERVICES CORPORATION

/s/ PAUL H. STEBBINS
Paul H. Stebbins President and Chief Operating Officer

/s/ FRANCIS X. SHEA
Francis X. Shea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer