Form 10-Q
period 2002-09-30
WORLD FUEL SERVICES CORP
filed 2002-11-04
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 1-9533

WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2459427 (I.R.S. Employer Identification No.)

700 South Royal Poinciana Blvd., Suite 800 Miami Springs, Florida (Address of Principal Executive Offices)	33166 (Zip Code)

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

The registrant had a total of 10.7 million shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of November 4, 2002.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

General

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended September 30, 2002, will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (“10-K Report”) for the year ended March 31, 2002. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our 10-K Report for the year ended March 31, 2002. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,333	$58,172
Accounts and notes receivable, net of allowance for bad debts of $11,155 and $11,012 at September 30 and March 31, 2002, respectively	168,905	132,586
Inventories	6,843	2,219
Prepaid expenses and other current assets	22,310	20,162

Total current assets	253,391	213,139
Property and equipment, net	5,351	5,618
Other assets:
Goodwill, net	34,003	34,003
Identifiable intangible asset, net	1,564	1,748
Other	4,489	3,415

	$298,798	$257,923

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,453	$5,710
Accounts payable	110,562	82,904
Accrued expenses	43,786	30,806
Other current liabilities	11,135	14,431

Total current liabilities	167,936	133,851

Long-term liabilities	8,685	7,633

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized;shares of 12,765 issued and outstanding	128	128
Capital in excess of par value	31,641	29,691
Retained earnings	110,420	106,841
Unearned deferred compensation	(1,961)	(116)
Treasury stock, at cost; shares of 2,144 and 2,388 at September 30 and March 31, 2002, respectively	(18,051)	(20,105)

	122,177	116,439

	$298,798	$257,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenue	$510,601	$349,710	$969,510	$687,817
Cost of revenue	490,467	331,828	929,270	651,638

Gross profit	20,134	17,882	40,240	36,179

Operating expenses:
Salaries and wages	7,501	7,366	15,145	14,990
Executive severence charges	4,492	—	4,492	—
Provision for bad debts	805	1,326	1,446	2,172
Other	6,231	4,479	12,183	9,672

	19,029	13,171	33,266	26,834

Income from operations	1,105	4,711	6,974	9,345

Other (expense) income, net:
Interest income, net	280	393	665	802
Non-recurring (charge) credit	(1,577)	—	(1,577)	1,000
Other, net	(240)	(375)	(936)	(548)

(Loss) income before income taxes	(432)	4,729	5,126	10,599
Income tax benefit (provision)	1,179	(1,127)	27	(2,310)

Net income	$747	$3,602	$5,153	$8,289

Basic earnings per share	$0.07	$0.35	$0.49	$0.80

Basic weighted average shares	10,468	10,391	10,420	10,397

Diluted earnings per share	$0.07	$0.34	$0.48	$0.78

Diluted weighted average shares	10,876	10,618	10,840	10,584

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—In thousands)

	Six Months Ended September 30,
	2002	2001
Cash flows from continuing operating activities:
Net income	$5,153	$8,289

Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities—
Depreciation and amortization	1,416	865
Provision for bad debts	1,446	2,172
Deferred income tax provision (benefit)	1,407	(819)
Non-recurring charge	1,577	—
Earnings from aviation joint ventures, net	(218)	(144)
Unearned deferred compensation	215	—
Other non-cash operating charges	186	38
Changes in operating assets and liabilities:
Accounts and notes receivable	(37,765)	(3,741)
Inventories	(4,624)	(153)
Other current assets	(7,377)	(25)
Other assets	256	363
Accounts payable and accrued expenses	40,625	4,554
Other current liabilities	(2,917)	202
Deferred compensation	(1,742)	(201)

Total adjustments	(7,515)	3,111

Net cash (used in) provided by continuing operating activities	(2,362)	11,400

Cash flows from investing activities:
Capital expenditures	(997)	(831)
Payment for acquisition of business	—	(3,064)

Net cash used in investing activities	(997)	(3,895)

Cash flows from financing activities:
Dividends paid on common stock	(1,561)	(2,341)
Purchases of treasury stock	—	(1,225)
Proceeds from exercise of stock options	1,485	39
Borrowings under revolving credit facility, net	5,000	—
Repayment of debt	(4,404)	(1,408)

Net cash provided by (used in) financing activities	520	(4,935)

Discontinued operations	—	1,750

Net (decrease) increase in cash and cash equivalents	(2,839)	4,320
Cash and cash equivalents, at beginning of period	58,172	38,977

Cash and cash equivalents, at end of period	$55,333	$43,297

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—In Thousands)
(Continued)

	Six Months Ended September 30,
	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$655	$254

Income taxes	$5,058	$2,614

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

During the three months ended September 30, 2002 and 2001, we declared cash dividends of $791 thousand and $781 thousand, respectively, and paid those dividends in October 2002 and 2001, respectively.

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

(2)    FISCAL YEAR CHANGE

We announced on August 1, 2002 that we would be changing our fiscal year end from March 31 to a calendar year end of December 31. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. Accordingly, we will file a transition report on Form 10-K for the nine months ended December 31, 2002, and will file all reports after such date consistent with a calendar year entity.

(3)    EXECUTIVE SEVERANCE CHARGES AND EMPLOYMENT AGREEMENTS

In July 2002, our Board of Directors elected a new Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”), and agreed to employ our former CEO as an advisor to the new Chairman for a term of two years. During this two-year period, the advisor will receive a salary of $100 thousand per year, and he will not be an officer or director of our company. Pursuant to the terms of our former CEO’s employment contract, the change in his compensation and responsibilities entitles him to receive a severance equal to three times his average salary and bonus during the five-year period preceding termination, plus all deferred compensation, including accrued interest. In addition, from July 2002 to September 2002, we terminated the employment of our former Chief Financial Officer, Chief Information Officer, and two other executives. Accordingly, we recorded severance expense totaling $4.5 million, of which $3.7 million related to our former CEO. The severance expense was included under Executive severance charges in the accompanying Condensed Consolidated Financial Statements for the three and six months ended September 30, 2002. In August 2002, we paid our former CEO his executive severance plus deferred compensation, including accrued interest. The other executive severance amounts are paid on a monthly basis over a period of six months to twenty-one months. As of September 30, 2002, our remaining severance liability was approximately $600 thousand.

In connection with the promotion of our new Chairman and CEO and new President and Chief Operating Officer (“COO”) to their respective positions, they received increases in their base salary, grants of restricted common stock, and an extension of their employment agreements to July 2007. Our Chairman and CEO received an increase in his base salary of $25 thousand to an annual base salary of $525 thousand, and a grant of 25 thousand shares of restricted common stock. Our President and COO received an increase in his base salary of $22 thousand to an annual base salary of $460 thousand, and a grant of 22 thousand shares of restricted common stock. The restricted common stock grants for both our CEO and COO shall vest in three equal installments in July 2005, 2006, and 2007. In addition, effective April 1, 2002, our CEO and COO are eligible to receive an annual bonus payable upon achievement of performance targets, which targets are based on basic earnings per share growth from the preceding fiscal year. The bonus payout may range from 50% of base salary if at least 80% of the annual target goal is achieved, to 200% of base salary if results exceed the annual target goal by 20% or more. Each year, performance targets are set by our Board of Directors’ Compensation Committee, pursuant to an Annual Incentive Plan adopted by our Board of Directors.

(4)    STOCKHOLDERS’ EQUITY

Employee and Non-employee Directors Stock Option Plans

In August 2002, we announced that we adopted the accounting provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to account for stock-based awards granted to our employees and non-employee directors. Under the provision of SFAS 123, we recorded as of the grant date the fair value of awards granted after the beginning of our current fiscal year, April 1, 2002, with compensation expenses charged as the awards vest. Stock-based awards granted prior to April 1, 2002, will continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For the three and six months ended September 30, 2002, we recorded $26 thousand in compensation expense related to employee and non-employee directors stock options granted since April 1, 2002. As of September 30, 2002, Unearned deferred compensation related to stock-based awards was $182 thousand in the accompanying Condensed Consolidated Balance Sheets, which is being amortized as compensation expenses as the employee and non-employee directors stock options vest.

Restricted Common Stock

As of September 30, 2002, under the 2001 Omnibus Plan, we have granted 117 thousand shares of restricted common stock to our employees. These restricted shares of common stock vest between one year and five years from the date of grant. Based on the market value of our common stock on the date of grant, these restricted shares were valued at $2.2 million. The fair value of these restricted shares were recorded as Unearned deferred compensation and are being amortized over the minimum vesting period of each individual restricted common stock agreement. For the three and six months ended September 30, 2002, amortization of $215 thousand was recognized as compensation expense related to these restricted shares. As of September 30 and March 31, 2002, Unearned deferred compensation of $1.8 million and $116 thousand, respectively, were included in the accompanying Condensed Consolidated Balance Sheets.

(5)    COMPREHENSIVE INCOME

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(6)    RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

(7)    DEBT OBLIGATIONS

In December 2001, we replaced our existing credit facility while maintaining the same credit limit of $30.0 million with an increase to the sublimit for letters of credit from $15.0 million to $25.0 million. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2002, we had borrowings of $5.0 million under the credit facility. Letters of credit of $14.6 million were outstanding under the credit facility agreement. The credit facility agreement expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at market rates, as defined under the credit facility agreement. Interest is payable quarterly in arrears. The credit facility agreement imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances, and issue letters of credit. As of September 30, 2002, we were in compliance with the operating and financial requirements under the credit facility.

Our debt consisted of the following at:

	September 30, 2002	March 31, 2002
	(In thousands)
Borrowings on revolving credit facility	$5,000	$—
Promissory notes issued in connection with business acquisitions:
7.75% promissory note, last annual installment paid in April 2002 and was secured by letters of credit which expired in April 2002.	—	1,430
7.00% promissory note, payable annually through April 2003 with the first installment paid in April 2002.	1,000	2,000
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.00%) of $263 thousand and $335 thousand at September 30 and March 31, 2002, respectively.	1,738	2,065
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.00%) of $189 thousand and $263 thousand at September 30 and March 31, 2002, respectively.	3,037	3,037
3.68% bank loan assumed in connection with a business acquisition,paid in September 2002.	—	1,500

	10,775	10,032
Less current maturities	2,453	5,710

	$8,322	$4,322

As of September 30, 2002, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows:

(In thousands)
Twelve months ending September 30,
2003	$2,453
2004	1,386
2005	6,469
2006	467

$10,775

(8)    EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding, non-vested restricted common stock and common stock equivalents arising out of employee stock options and non-employee stock options and warrants.

Shares used to calculate earnings per share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Basic weighted average shares	10,468	10,391	10,420	10,397
Restricted stock weighted average shares	69	—	52	—
Common stock equivalents	339	227	368	187

Diluted weighted average shares used in the calculation of diluted earnings per share	10,876	10,618	10,840	10,584

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	972	1,039	1,198	746

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	353	495	168	775

(9)    LEGAL MATTERS

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of March 31, 2002, a receivable from Mr. Moorehead for approximately $4.3 million was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. As a result of the receiver’s activities, we received several offers from Mr. Moorehead to settle the outstanding balance on our judgment and received $350 thousand of principal and interest payments from Mr. Moorehead from May 2002 to August 2002, resulting in a total principal and interest collection of $1.1 million. Finally, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, during the three and six months ended September 30, 2002, we recorded a non-recurring charge of $1.6 million, which includes $346 thousand of legal and receiver fees. The after-tax effect of this non-recurring charge was $970 thousand, or $0.09 per diluted share. Also, as of September 30, 2002, a receivable from Mr. Moorehead for $3.0 million was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, which receivable was paid as part of the October 2002 settlement.

We are involved in other material legal proceedings described in Item 3 of our 10-K Report for the year ended March 31, 2002. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 10-K Report for the year ended March 31, 2002, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above or in our 10-K Report for the year ended March 31, 2002, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

(10)    BUSINESS SEGMENTS

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

Information concerning our operations by business segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Revenue
Marine fuel services	$340,472	$252,593	$672,658	$486,699
Aviation fuel services	170,129	97,117	296,852	201,118

	$510,601	$349,710	$969,510	$687,817

Income from operations
Marine fuel services	$2,638	$3,463	$5,694	$6,990
Aviation fuel services	4,620	2,776	9,259	5,597
Corporate overhead	(6,153)	(1,528)	(7,979)	(3,242)

	$1,105	$4,711	$6,974	$9,345

	September 30, 2002	March 31, 2002
	(In thousands)
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,318 and $5,217 at September 30 and March 31, 2002, respectively	$118,086	$100,912
Aviation fuel services, net of allowance for bad debts of $5,837 and $5,795 at September 30 and March 31, 2002, respectively	50,819	31,674

	$168,905	$132,586

Goodwill, identifiable intangible asset and investment goodwill
Marine fuel services	$30,215	$30,399
Aviation fuel services	8,209	8,209

	$38,424	$38,608

Total assets
Marine fuel services	$179,269	$170,561
Aviation fuel services	106,231	71,986
Corporate	13,298	15,376

	$298,798	$257,923

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q, as well as our Form 10-K Report for the year ended March 31, 2002.

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 67% and 72% of our total revenue for the three months ended September 30, 2002 and 2001, respectively, and approximately 69% and 71% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. Our aviation fuel business accounted for the remaining 33% and 28% of total revenue for the three months ended September 30, 2002 and 2001, respectively, and approximately 31% and 29% of our total revenue for the six months ended September 30, 2002 and 2001, respectively. Excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 36% and 64%, respectively, of operating income for the three months ended September 30, 2002, as compared to 56% and 44% for the three months ended September 30, 2001, respectively. For the six months ended September 30, 2002, excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 38% and 62%, respectively, of operating income, as compared to 56% and 44% for the six months ended September 30, 2001, respectively. The shift of the contribution percentage of operating income between our marine and aviation segments is due to lower gross profit in marine related to the continued weakness in the shipping markets and to resultant increased competitive pressures, as described below in “Results of Operations.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, goodwill and identifiable intangible asset, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of September 30 and March 31, 2002, we had accounts and notes receivable of $168.9 million and $132.6 million, respectively, net of allowance for bad debts of $11.2 million and $11.0 million, respectively. In each period, the allowance for bad debts included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Our remaining allowance of $8.2 million and $8.0 million at September 30 and March 31, 2002, respectively, are general for all other customers.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at September 30, 2002. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the year ended March 31, 2002.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible asset, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Condensed Consolidated Balance Sheets at September 30 and March 31, 2002. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. Effective April 1, 2001, as permitted, we elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, for the three and six months ended September 30, 2002 and 2001, no goodwill amortization was recorded. For the three and six months ended September 30, 2002, we amortized $92 thousand and $184 thousand of our identifiable intangible asset, respectively.

In accordance with SFAS No. 142, we were required to perform a transitional impairment review of our goodwill as of April 1, 2001 and an annual impairment review thereafter. In September 2001 and 2002, we completed the initial step of the transitional and annual goodwill impairment test as of April 1, 2001 and 2002, respectively. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units is not considered impaired.

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

Comparing the three and six month periods ended September 30, 2002 and 2001, our profitability was favorably impacted in 2002 by increases in metric tons sold in marine and sales volume in aviation, and a lower provision for bad debts in aviation. Earnings were adversely affected by the executive severance charges, a non-recurring charge in connection with the settlement of the remaining balance on the Moorehead judgment, decreases in gross profit per metric ton sold in marine and gross profit per gallon sold in aviation, and increases in salaries and other operating expenses.

The increase in metric tons sold in marine is due, in part, to our marine acquisition in January 2002. The increase in aviation sales volume is due to new commercial and government business, a recovery from the general slowdown in economic activity in the prior year, and increases in wholesale business and higher credit quality, lower margin business. Both the additional wholesale business and higher quality, lower margin business contributed to the decrease in the gross profit per gallon sold. In marine, the decrease in the gross profit per metric ton sold was primarily related to continued weakness in the shipping markets and to resultant increased competitive pressures.

We may experience decreases in future sales volume and margins as a result of continued weakness in the shipping market, continued conflicts and instability in the Middle East, Asia and Latin America, and military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile. We expect continued volatility in world oil prices as a result of the instability and conflicts in the Middle East. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the year ended March 31, 2002.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Our revenue for the three months ended September 30, 2002 was $510.6 million, an increase of $160.9 million, or 46.0%, as compared to revenue of $349.7 million for the corresponding period of the prior year. Our revenue during these periods was attributable to the following segments:

	Three Months Ended September 30,
	2002	2001
	(In thousands)
Marine fuel services	$340,472	$252,593
Aviation fuel services	170,129	97,117

	$510,601	$349,710

Our marine fuel services segment contributed $340.5 million in revenue for the three months ended September 30, 2002, an increase of $87.9 million, or 34.8%, over the corresponding period of the prior year. The increase in revenue was due to a 21.6% increase in the volume of metric tons sold and an 11.0% increase in the average price per metric ton sold, which more than offset a 15.8% decrease in the volume of metric tons brokered. Our aviation fuel services segment contributed $170.1 million in revenue for the three months ended September 30, 2002, an increase of $73.0 million, or 75.2%, over the same period of the prior year. The increase in revenue was due to a 94.7% increase in the volume of gallons sold, partially offset by a 10.0% decrease in the average price per gallon sold.

Our gross profit of $20.1 million for the three months ended September 30, 2002 increased $2.3 million, or 12.6%, as compared to the corresponding period of the prior year. Our gross margin decreased from 5.1% for the three months ended September 30, 2001, to 3.9% for the three months ended September 30, 2002. Our marine fuel services segment achieved a 2.4% gross margin for the three months ended September 30, 2002, as compared to a 3.5% gross margin for the same period of the prior year. This decrease resulted from a lower average gross profit per metric ton sold and brokered as well as an increase in the average sales price per metric ton sold. Our aviation fuel services business achieved a 7.0% gross margin for the three months ended September 30, 2002, as compared to 9.4% for the same period during the prior year. This decrease was due to a lower gross profit per gallon sold.

Total operating expenses for the three months ended September 30, 2002 were $19.0 million, an increase of $5.9 million, or 44.5%, as compared to the same period of the prior year. Included in operating expenses for the three months ended September 30, 2002 were operating expenses of our marine companies acquired in January 2002 and executive severance charges of $4.5 million, of which $3.7 million related to our former Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives. The remaining increases in operating expenses were due to a higher provision for bad debts for marine, and increases in salaries and other operating expenses, partially offset by a lower provision for bad debts for aviation. The increase in other operating expenses was due, in part, to higher insurance costs and an increase in depreciation expense.

Our income from operations for the three months ended September 30, 2002 was $1.1 million, as compared to $4.7 million for the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments:

	Three Months Ended September 30,
	2002	2001
	(In thousands)
Marine fuel services	$2,638	$3,463
Aviation fuel services	4,620	2,776
Corporate overhead	(6,153)	(1,528)

	$1,105	$4,711

The marine fuel services segment earned $2.6 million in income from operations for the three months ended September 30, 2002, as compared to $3.5 million for the corresponding period of the prior year. This decrease resulted primarily from a lower gross profit, higher operating expenses related to the marine acquisition in January 2002 and higher provision for bad debts, and an executive severance charge of $90 thousand. The aviation fuel services segment’s income from operations was $4.6 million for the three months ended September 30, 2002, an increase of $1.8 million, or 66.4%, as compared to the same period of the prior year. This improvement was due to a higher gross profit and lower provision for bad debts, partially offset by increased operating expenses related to business expansion and an executive severance charge of $141 thousand. Corporate overhead costs not charged to the business segments totaled $6.2 million for the three months ended September 30, 2002, as compared to $1.5 million during the same period of the prior year. The increase in corporate overhead costs is primarily due to executive severance charges of $4.3 million and increased other operating expenses, partially offset by lower salaries.

During the three months ended September 30, 2002, we reported $1.5 million in other expense, net, as compared to other income, net, of $18 thousand for the same period of the prior year. This variance is primarily related to the $1.6 million non-recurring charge for the three months ended September 30, 2002 related to the settlement of the remaining balance on the Moorehead judgment.

For the three months ended September 30, 2002, we recorded a net income tax benefit of $1.2 million, as compared to income tax provision of $1.1 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, we recorded income tax benefit totaling approximately $2.3 million for the executive severance charges and the non-recurring charge in connection with the settlement of the remaining balance on the Moorehead judgment. Excluding these non-recurring charges and their related income tax benefit, we would have recorded an income tax provision of approximately $1.1 million for the three months ended September 30, 2002.

Net income and diluted earnings per share for the three months ended September 30, 2002 were $747 thousand and $0.07, respectively, as compared to $3.6 million and $0.34 during the same period of the prior year. Net income for the three months ended September 30, 2002 was impacted by two non-recurring, after-tax charges totaling $3.8 million, or $0.34 per diluted share: the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance on the Moorehead judgment.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Our revenue for the six months ended September 30, 2002 was $969.5 million, an increase of $281.7 million, or 41.0%, as compared to revenue of $687.8 million for the corresponding period of the prior year. Our revenue during these periods was attributable to the following segments:

	Six Months Ended September 30,
	2002	2001
	(In thousands)
Marine fuel services	$672,658	$486,699
Aviation fuel services	296,852	201,118

	$969,510	$687,817

Our marine fuel services segment contributed $672.6 million in revenue for the six months ended September 30, 2002, an increase of $186.0 million, or 38.2%, over the corresponding period of the prior year. The increase in revenue was due to a 29.9% increase in the volume of metric tons sold and a 6.7% increase in the average price per metric ton sold, which more than offset a 14.7% decrease in the volume of metric tons brokered. Our aviation fuel services segment contributed $296.9 million in revenue for the six months ended September 30, 2002, an increase of $95.7 million, or 47.6%, over the same period of the prior year. The increase in revenue was due to a 68.1% increase in the volume of gallons sold, partially offset by a 12.2% decrease in the average price per gallon sold.

Our gross profit of $40.2 million for the six months ended September 30, 2002 increased $4.1 million, or 11.2%, as compared to the corresponding period of the prior year. Our gross margin decreased from 5.3% for the six months ended September 30, 2001, to 4.2% for the six months ended September 30, 2002. Our marine fuel services segment achieved a 2.6% gross margin for the six months ended September 30, 2002, as compared to a 3.8% gross margin for the same period of the prior year. This decrease resulted from a lower average gross profit per metric ton sold and brokered as well as an increase in the average sales price per metric ton sold. Our aviation fuel services business achieved a 7.7% gross margin for the six months ended September 30, 2002, as compared to 8.9% for the same period during the prior year. This decrease was due to a lower gross profit per gallon sold.

Total operating expenses for the six months ended September 30, 2002 were $33.3 million, an increase of $6.4 million, or 24.0%, as compared to the same period of the prior year. Included in operating expenses for the six months ended September 30, 2002 were operating expenses of our marine companies acquired in January 2002 and executive severance charges of $4.5 million, of which $3.7 million related to our former Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives. Operating expenses for the six months ended September 30, 2001 included reimbursement of legal fees associated with a class action lawsuit dismissed in December 2000. The remaining increase in operating expenses were due to a higher provision for bad debts for marine, and increases in salaries and other operating expenses, partially offset by a lower provision for bad debts for aviation and a reimbursement of legal fees associated with prior years’ insurance claims in the marine segment. The increase in other operating expenses was due, in part, to higher insurance costs and increases in travel and depreciation expense.

Our income from operations for the six months ended September 30, 2002 was $7.0 million, as compared to $9.3 million for the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments:

	Six Months Ended September 30,
	2002	2001
	(In thousands)
Marine fuel services	$5,694	$6,990
Aviation fuel services	9,259	5,597
Corporate overhead	(7,979)	(3,242)

	$6,974	$9,345

The marine fuel services segment earned $5.7 million in income from operations for the six months ended September 30, 2002, as compared to $7.0 million for the corresponding period of the prior year. This decrease resulted from a lower gross profit, higher operating expenses related to the marine acquisition in January 2002 and higher provision for bad debts, and an executive severance charge of $90 thousand, partially offset by a reimbursement of legal fees associated with prior years’ insurance claims. The aviation fuel services segment’s income from operations was $9.3 million for the six months ended September 30, 2002, an increase of $3.7 million, or 65.4%, as compared to the same period of the prior year. This improvement was due to a higher gross profit and lower provision for bad debts, partially offset by increased operating expenses related to business expansion and an executive severance charge of $141 thousand. Corporate overhead costs not charged to the business segments totaled $8.0 million for the six months ended September 30, 2002, as compared to $3.2 million during the same period of the prior year. The increase in corporate overhead costs is primarily due to executive severance charges of $4.3 million and increased other operating expenses, partially offset by lower salaries. In addition, operating expenses for the six months ended September 30, 2001 included a reimbursement of legal fees associated with a class action lawsuit dismissed in December 2000.

During the six months ended September 30, 2002, we reported $1.8 million in other expense, net, as compared to other income, net, of $1.3 million for the same period of the prior year. Included in other expense, net, for the six months ended September 30, 2002, was the $1.6 million non-recurring charge in connection with the settlement of the remaining balance on the Moorehead judgment. Included in other income, net, for the six months ended September 30, 2001, was a $1.0 million insurance settlement recovery related to a fiscal 2000 theft of product off the coast of Nigeria. The remaining variance of $525 thousand was primarily related to lower net interest income, and higher unrealized foreign currency translation loss recorded during the six months ended September 30, 2002, resulting from the translating of monetary assets and liabilities of our non-U.S. entities at the prevailing exchange rates at September 30, 2002, partially offsetting were lower net foreign currency exchange losses on transactions during the six months ended September 30, 2002 as compared to the same period of the prior year.

For the six months ended September 30, 2002, we recorded a net income tax benefit of $27 thousand, as compared to income tax provision of $2.3 million for the six months ended September 30, 2001. During the six months ended September 30, 2002, we recorded income tax benefit totaling approximately $2.3 million for the executive severance charges and the non-recurring charge in connection with the settlement of the remaining balance on the Moorehead judgment. Excluding these non-recurring charges and their related income tax benefit, we would have recorded an income tax provision of approximately $2.3 million for the six months ended September 30, 2002.

Net income and diluted earnings per share for the six months ended September 30, 2002 were $5.2 million and $0.48, respectively, as compared to $8.3 million and $0.78 during the same period of the prior year. Net income for the six months ended September 30, 2002 was impacted by two non-recurring, after-tax charges totaling $3.8 million, or $0.34 per diluted share: the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance on the Moorehead judgment. In addition, net income for the six months ended September 30, 2001 included a non-recurring credit of $1.0 million, or $0.09 per diluted share, from the insurance settlement recovery related to a fiscal 2000 theft of product off the coast of Nigeria.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of September 30, 2002, we had $55.3 million of cash and cash equivalents as compared to $58.2 million at March 31, 2002. We also have a revolving credit facility for $30.0 million with a sublimit of $25.0 million for letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2002, we have borrowed $5.0 million and issued letters of credit of $14.6 million under the credit facility.

The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair our ability to receive advances. As of September 30, 2002, we were in compliance with the operating and financial requirements under the credit facility.

Net cash used in continuing operating activities totaled $2.4 million for the six months ended September 30, 2002, as compared to net cash provided from operating activities of $11.4 million for the corresponding period of the prior year. The variance in cash flows from continuing operating activities of $13.8 million was primarily a result of increases in net operating assets mainly due to increased business volume for both our marine and aviation fuel services segments. Cash provided by discontinued operations of $1.75 million during the six months ended September 30, 2001 was for the settlement payment from EarthCare Company on the remaining discontinued operating assets sold in fiscal 2000.

During the six months ended September 30, 2002, net cash used in investing activities was $997 thousand, a decrease of $2.9 million as compared to the same period of the prior year. This decrease reflects the acquisition of the Marine Energy group of companies in April 2001.

Net cash provided by financing activities was $520 thousand for the six months ended September 30, 2002, as compared to net cash used in financing activities of $4.9 million for the corresponding period of the prior year. The variance in cash flows from financing activities of $5.5 million reflects the $5.0 million net borrowings under our revolving credit facility during the six months ended September 30, 2002 and the $1.2 million purchase of treasury stock during the six months ended September 30, 2001. The remaining variance was due to a reduction in the payments of dividends and increases in employees’ exercise of stock options and repayment of debt.

Working capital at September 30, 2002 was $85.5 million, representing an increase of $6.2 million from working capital at March 31, 2002. Our accounts and notes receivable, at September 30, 2002, excluding the allowance for bad debts, amounted to $180.1 million, an increase of $36.5 million, as compared to the balance at March 31, 2002. This increase is mostly related to increased sales volume for both our marine and aviation segments. At September 30, 2002, the allowance for bad debts of $11.2 million increased by $143 thousand from the balance at March 31, 2002. During the six months ended September 30, 2002, we charged $1.4 million to the provision for bad debts, as compared to $2.2 million for same period of the prior year. We had charge-offs in excess of recoveries of $1.3 million for the six months ended September 30, 2002, as compared to $2.5 million for the corresponding period of the prior year. The decreases in our provision for bad debts and charge-offs primarily reflect the refinement in our credit practices that resulted in an overall improvement in Days Sales Outstanding (DSO) to 31 days for the first six months of the current fiscal year versus 34 days for the first six months of the prior year.

As of September 30, 2002, prepaid expenses and other current assets of $22.3 million increased $2.1 million from March 31, 2002. This increase was due to increases in prepaid fuel, prepaid insurance, income tax receivable, and the fair market value of our outstanding derivatives, partially offset by decreases in deferred income tax assets and the remaining balance on the Moorehead judgment. Net goodwill, identifiable intangible asset, and investment goodwill decreased $184 thousand, to $38.4 million, due to the amortization of the identifiable intangible asset.

In the aggregate, accounts payable, accrued expenses and other current liabilities increased $37.3 million primarily due to increased business activity in both our marine and aviation segments. Our long-term debt, including current maturities, increased by $743 thousand due to net borrowings under our revolving credit facility, partially offset by principal payments of prior years’ acquisition promissory notes.

Stockholders’ equity amounted to $122.2 million at September 30, 2002, as compared to $116.4 million at March 31, 2002. The increase in stockholders’ equity was primarily due to $5.2 million in earnings and $1.9 million from the exercise of stock options, including income tax benefit of $379 thousand related to the exercise of the options. The increase was partially offset by the declaration of dividends of $1.6 million during the six months ended September 30, 2002.

We believe that available funds from existing cash and cash equivalents, our credit facility, and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or to acquire complementary businesses. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our lease commitments and employment agreements, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from March 31, 2002 to September 30, 2002. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the year ended March 31, 2002. See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q, for additional information regarding purchase and sale commitments and derivatives, and market risk.

Lease Commitments

In June 2002, we entered into a ten-year lease for approximately 34 thousand square feet of office space to be used as our Miami headquarters office. Rent payments range from $36 thousand per month in April 2003 to $47 thousand per month in March 2013, the last month of the lease.

As of September 30, 2002, after giving effect to the new lease described above, our future minimum lease payments under non-cancelable operating leases for rental properties which have an initial term in excess of one year were as follows:

(In thousands)
Twelve months ending September 30,
2003	$1,282
2004	1,213
2005	1,077
2006	909
2007	788
Thereafter	3,196

$8,465

Under our normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of September 30, 2002, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Employment Agreements

In connection with the promotion of our new Chairman and Chief Executive Officer (“CEO”) and new President and Chief Operating Officer (“COO”) to their respective positions, in July 2002, they received increases in their base salary, grants of restricted common stock, and an extension of their employment agreements to July 2007. Our Chairman and CEO received an increase in his base salary of $25 thousand to an annual base salary of $525 thousand, and a grant of 25 thousand shares of restricted common stock. Our President and COO received an increase in his base salary of $22 thousand to an annual base salary of $460 thousand, and a grant of 22 thousand shares of restricted common stock. The restricted common stock grants for both our CEO and COO shall vest in three equal installments in July 2005, 2006, and 2007. In addition, effective April 1, 2002, our CEO and COO are eligible to receive an annual bonus payable upon achievement of performance targets, which targets are based on basic earnings per share growth from the preceding fiscal year. The bonus payout may range from 50% of base salary if at least 80% of the annual target goal is achieved, to 200% of base salary if results exceed the annual target goal by 20% or more. Performance targets are set by our Board of Directors’ Compensation Committee each year, pursuant to an Annual Incentive Plan adopted by our Board of Directors.

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

As of September 30, 2002, we had 13 outstanding swap contracts totaling 15 thousand metric tons of marine fuel and 9 outstanding swap contracts totaling 18.9 million gallons of aviation fuel; these swap contracts mature as follows:

Month of Maturity	Marine Fuel (metric tons)	Aviation Fuel (gallons)
	(In thousands)
October 2002 to December 2002	15	16,500
January 2003 to March 2003	—	1,200
April 2003 to June 2003	—	1,200

	15	18,900

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

As of September 30 and March 31, 2002, our derivatives consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel. As of September 30 and March 31, 2002, these contracts were recorded at their fair market value of $3.4 million and $1.9 million, respectively, which amounts were included as Prepaid expenses and other current assets and Accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the shares of EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of March 31, 2002, a receivable from Mr. Moorehead for approximately $4.3 million was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

We have been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. As a result of the receiver’s activities, we received several offers from Mr. Moorehead to settle the outstanding balance on our judgment and received $350 thousand of principal and interest payments from Mr. Moorehead from May 2002 to August 2002, resulting in a total principal and interest collection of $1.1 million. Finally, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, during the three and six months ended September 30, 2002, we recorded a non-recurring charge of $1.6 million, which includes $346 thousand of legal and receiver fees. The after-tax effect of this non-recurring charge was $970 thousand, or $0.09 per diluted share. Also, as of September 30, 2002, a receivable from Mr. Moorehead for $3.0 million was included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, which receivable was paid as part of the October 2002 settlement.

We are involved in other material legal proceedings described in Item 3 of our 10-K Report for the year ended March 31, 2002. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 10-K Report for the year ended March 31, 2002, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above or in our 10-K Report for the year ended March 31, 2002, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on August 27, 2002. The only matter voted on at the annual meeting was the election of directors. All of our director nominees were elected. The following table sets forth the voting to elect our Board of Directors at the annual meeting:

Name of Director	Votes For	Votes Against
Paul H. Stebbins	8,044,102	1,752,916
Michael J. Kasbar	8,044,102	1,752,916
John R. Benbow	9,409,797	387,221
Ralph R. Feuerring	9,429,797	367,221
Myles Klein	9,409,797	387,221
Jerome Sidel	9,409,797	387,221
Luis R. Tinoco	9,429,797	367,221
Ken Bakshi	9,429,797	367,221
Richard A. Kassar	9,429,797	367,221

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits set forth in the following index of exhibits are filed as part of this report:

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

A Current Report on Form 8-K was filed on August 2, 2002, under Item 5—Other Events and Regulation FD Disclosure, Item 7—Financial Statements and Exhibits, and Item 8—Change in Fiscal Year. On the Form 8-K, we reported the submission of the Statements under Oath of our principal executive officer and principal financial officer in accordance with the Securities and Exchange Commission’s June 27, 2002 Order requiring the filing of such sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934 and our Board of Directors’ approval to change our fiscal year from our current fiscal year-end date of March 31st to a calendar year-end, effective December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar, President and Chief Operating Officer

/s/ FRANCIS X. SHEA
Francis X. Shea, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 4, 2002

CERTIFICATIONS

I, Paul H, Stebbins, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of World Fuel Services Corporation, the registrant;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL H. STEBBINS
Paul H. Stebbins, Chairman and Chief Executive Officer

Date: November 4, 2002

I, Francis X. Shea, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of World Fuel Services Corporation, the registrant;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANCIS X. SHEA
Francis X. Shea, Executive Vice President and Chief Financial Officer

Date: November 4, 2002