Form 10-KT
period 2002-12-31
WORLD FUEL SERVICES CORP
filed 2003-03-20
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☐            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED __________________

☒            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM APRIL 1, 2002 TO DECEMBER 31, 2002

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2459427 (I.R.S. Employer Identification No.)

9800 Northwest 41st Street, Suite 400 Miami, Florida (Address of Principal Executive Offices)	33178 (Zip Code )

Registrant’s Telephone Number, including area code: (305) 428-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: New York Stock Exchange

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

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $203.4 million (computed by reference to the closing sale price as of March 13, 2003).

The registrant had 10.7 million shares of common stock, par value $.01 per share, net of treasury stock, issued and outstanding as of March 13, 2003.

Documents incorporated by reference:

Part III - Definitive 2003 Proxy Statement for Annual Meeting of Shareholders.

PART I

Item 1.             Business

General

World Fuel Services Corporation was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Transition Report on Form 10-K as “we,” “our” and “us.” Our principal business is the marketing of marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related services to a broad base of international shipping companies and to the United States and foreign militaries. We offer 24-hour around-the-world service, credit terms, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, and competitively priced aviation fuel and other aviation related services, including fuel management and price risk management services, to passenger, cargo and charter airlines, as well as to the United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the nine months ended December 31, 2001, presented in this Form 10-K for comparison, are unaudited.

Our executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our marine fuel services business is conducted through thirteen subsidiaries with principal offices in the United States, United Kingdom, Denmark, Norway, Costa Rica, South Africa, South Korea, Singapore, Japan, Hong Kong, the Netherlands, and the United Arab Emirates. Our aviation fuel services business is conducted through ten subsidiaries, with principal offices in the United States, United Kingdom, Singapore, Mexico, and Costa Rica. See “Item 2 - Properties” for a list of principal offices by business segment and “Exhibit 21 - Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 8 to the accompanying consolidated financial statements, included in this Form 10-K.

Forward-Looking Statements

This Form 10-K and the information incorporated by reference in it includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this Form 10-K and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

History

In 1984, we began our operations as a used oil-recycler in the southeast United States. However, after 16 years, in February 2000, we exited this segment of our business through the sale of the stock of our International Petroleum Corporation subsidiaries, to Dallas-based EarthCare Company (“EarthCare”). For additional information regarding this transaction, refer to Note 2 to the consolidated financial statements, included herein, and “Item 3 – Legal Proceedings.”

In 1986, we diversified our operations by entering, through an acquisition, the aviation fuel services business. This segment of our business expanded from a business primarily concentrated in Florida to an international sales company covering airports throughout most of the world. This expansion resulted from acquisitions and the establishment of new offices. In December 2000, we acquired a 50% interest in PAFCO L.L.C. (“PAFCO”) from Signature Flight Support Services Corporation. PAFCO markets aviation fuel and related services. For additional information on the PAFCO transaction, refer to Notes 1 and 7 to the consolidated financial statements included in this Form 10-K.

In 1995, we further diversified our fuel services operations and entered the marine fuel business by acquiring the Trans-Tec Services group of companies. In 1999, we expanded our marine fuel business and our share of the world’s marine fuel market with the acquisition of the Bunkerfuels group of companies. Since 1999, we have continued our expansion of the marine business through the acquisitions of Norse Bunkers, based in Oslo, Norway; Marine Energy, located in Dubai, United Arab Emirates; and the Oil Shipping group of companies, with operations in Singapore, the Netherlands and Hong Kong. Since our entry into the marine fuel services business, we have opened various new offices in key strategic markets, such as South Africa, Japan, Denmark, Greece, and Seattle, Washington. For additional information regarding our acquisitions since 1999, refer to Note 1 to the consolidated financial statements, included in this Form 10-K.

Description of Business

Our principal business is the marketing of marine fuel services to a broad base of international shipping companies and to the United States and foreign militaries, and of aviation fuel services to passenger, cargo and charter airlines, as well as to United States and foreign militaries. We currently employ a total of 370 people worldwide, of which 189 people are employed in our marine fuel business, 126 people are employed in our aviation fuel business, and 55 people are employed in corporate.

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

During the nine months ended December 31, 2002 and the years ended March 31, 2002, 2001 and 2000, none of our marine fuel customers accounted for more than 10% of our consolidated revenue.

Aviation Fuel Services

We market aviation fuel and services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign militaries. We have developed an extensive network that enables us to provide aviation fuel and related services to customers at airports throughout most of the world. Our aviation related services include fuel management, price risk management, flight plans, weather reports, ground handling, and flight permits.

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

During the nine months ended December 31, 2002 and the years ended March 31, 2002, 2001 and 2000, none of our aviation fuel customers accounted for more than 10% of our consolidated revenue.

Risk Factors

Credit Losses. Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We do not insure our receivables. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to ten non-governmental customers, and two of these customers have lines of credit ranging from $9.0 to $12.0 million. In our aviation fuel services segment, our largest credit line, extended to two non-governmental customers, is $4.0 million.

Since the sharp decline in world oil prices soon after the terrorist attacks of September 11th, world oil prices have been very volatile. Fuel costs represent a significant part of a vessel’s and airline’s operating expenses; accordingly, the volatility in fuel prices can adversely affect our customers’ business, and consequently can increase our credit losses.

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

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries, continued conflicts and instability in the Middle East, Asia and Latin America, military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Senior Management. Our ability to maintain our competitive position is dependent largely on the services of our senior management team. If we are unable to retain the existing senior management personnel, or to attract other qualified senior management personnel, our businesses will be adversely affected.

Revolving Line of Credit. We are a party to a credit facility agreement that imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances, and issue letters of credit, and may have a material adverse effect on us.

Market Risks. We are a provider of marine fuel and related services to international container and tanker fleets, time charter operators, and the United States and foreign militaries. We also provide aviation fuel and related services primarily to secondary passenger and cargo airlines, as well as corporate customers and the United States and foreign militaries. Our fuel services are provided through relationships with the large independent oil suppliers, as well as government owned oil companies. We could be adversely affected by industry consolidation, on the customer side, because of increased merger activity in the airline and shipping industries. On the supply side, we could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies or to provide less advantageous credit and price terms to us. Moreover, a rapid and sustained increase in fuel prices could affect the credit limits extended to us by our suppliers, potentially impacting our liquidity and profitability. Conversely, a rapid decline in fuel prices could adversely affect our profitability because of the inventory held by us in the United States.

Competition. We are subject to aggressive competition in all areas of our business. Our competitors are numerous, ranging from large multinational corporations to relatively small and specialized firms. We compete primarily on the basis of credit, price, reliability, customer service and support.

Environmental and Other Liabilities; Uninsured Risks. In the marine and aviation fuel segments, we utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accidents or other events, and our liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean-up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations. See “Regulation” and “Item 3 – Legal Proceedings.”

We continuously review the adequacy of our insurance coverage. However, we lack coverage for various risks, including environmental claims. An uninsured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position and results of operations.

Regulation

Our activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, both in and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products.

The principal laws and regulations affecting our businesses are as follows:

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

Item 2.             Properties

The following pages set forth our principal leased properties by segment and subsidiary as of March 20, 2003. We consider our properties and facilities to be suitable and adequate for our present needs. Refer to the accompanying consolidated financial statements for additional information.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Lessee and Location	Principal Use	Lease Term

Corporate
World Fuel Services Corporation 9800 Northwest 41st Street, Suite 400 Miami, FL 33178, United States	Executive and administrative office	March 2013

Marine Fuel Services
Trans-Tec Services, Inc. 9800 Northwest 41st Street, Suite 400 Miami, FL 33178, United States	Executive and administrative office	March 2013

2 Greenwich Office Park Greenwich, CT 06830, United States	Administrative, operations and sales office	December 2006

60 East Sir Francis Drake Blvd., Suite 301 Larkspur, CA 94939, United States	Administrative, operations and sales office	January 2004

Trans-Tec Services (UK) Ltd. Westminster Tower 3 Albert Embankment London SE1 75P	Administrative office	March 2010

Gammelbyved 2 Karise, Denmark 4653	Sales office	Month-to-month

Bunkerfuels UK Limited Westminster Tower 3 Albert Embankment London SE1 75P	Administrative, operations and sales office	March 2010

Bunkerfuels Corporation Raritan Plaza III 101 Fieldcrest Avenue Suite 2B Edison, NJ 08837, United States	Administrative, operations and sales office	January 2010

Pacific Horizon Petroleum Services, Inc. 2025 First Ave., Suite 1110 Seattle, WA 98121, United States	Administrative, operations and sales offices	December 2005

Trans-Tec International S.R.L. Casa Petro S.A. Oficentro Ejécutivo La Sabana Sur Edificio #5, Primer Piso San José, Costa Rica	Administrative, operations and sales office	April 2003

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
PROPERTIES
(Continued)

Lessee and Location	Principal Use	Lease Term

Marine Fuel Services, Continued
Trans-Tec Asia, a division of World Fuel Services (Singapore) Pte., Ltd. 101 Thomson Road #13-03/04 United Square Singapore 307591	Administrative, operations and sales office	March 2005

Trans-Tec Korea, a branch of World Fuel Services (Singapore) Pte., Ltd. Room 403, Anglican Church Building 3-7, Chung-dong, Chung-ku Seoul 100-120 South Korea	Sales office	June 2003

Trans-Tec South Africa, a branch of World Fuel Services (Singapore) Pte., Ltd. 129 Beach Road, Mouille Point Capetown, South Africa 8001	Sales office	March 2005

Bunkerfuels International, a division of World Fuel Services (Singapore) Pte., Ltd. 101 Thomson Road #13-03/04 United Square Singapore 307591	Administrative and operations office	March 2005

Bunkerfuels Hellas, a branch of World Fuel Services (Singapore) Pte., Ltd. Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Sales office	February 2005

Trans-Tec Services (Japan) Co. K.K 4th floor, Tozan Building, 4-4-2. Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Sales office	Month-to-month

Norse Bunkers AS Niels Juels gate 11 B 0272 Oslo, Norway	Administrative, operations and sales office	February 2004

Marine Energy Arabia Co. LLC City Tower 1 Dubai, United Arab Emirates	Sales office	September 2003

Oil Shipping (Bunkering) BV Vasteland 6 3011 BK Rotterdam, Netherlands	Administrative, operations and sales office	Month-to-month

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES
PROPERTIES
(Continued)

Lessee and Location	Principal Use	Lease Term

Marine Fuel Services, Continued
Oil Shipping (Hong Kong) Ltd. Unit A, 7th Floor Yam Tze Commercial Building 23 Thompson Road Wanchai, Hong Kong	Administrative, operations and sales office	March 2004

Aviation Fuel Services
World Fuel Services of FL World Fuel Services, Inc 9800 Northwest 41st Street, Suite 400 Miami, FL 33178	Executive, administrative, operations, and sales office	March 2013

4995 East Anderson Avenue Fresno, CA 93727	Administrative, operations and sales office	Month-to-month

World Fuel International S.R.L. Petroservicios de Costa Rica S.A. Oficentro Ejécutivo La Sabana Sur Edificio #5, Primer Piso San José, Costa Rica	Administrative, operations and sales office	April 2003

World Fuel Services Ltd. Baseops Europe Ltd. AirData Limited Kingfisher House, Northwood Park, Gatwick Rd. Crawley, West Sussex, RH10 2XN United Kingdom	Administrative, operations and sales office	December 2007

World Fuel Services (Singapore) Pte., Ltd. 101 Thomson Road #13-03/04, United Square Singapore 307591	Administrative, operations and sales office	March 2005

PetroServicios de México S.A. de C.V. Servicios Auxiliares de México S.A. de C.V. Avenida Fuerza Aérea Mexicana No. 465 Colonia Federal 15700 México, D.F.	Administrative, operations and sales office	Month-to-month

Baseops International, Inc. 333 Cypress Run #200 Houston, Texas 77094	Administrative, operations and sales office	February 2006

Item 3.             Legal Proceedings

In July 2001, we settled litigation filed in February 2000 relating to a product theft off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million. In the accompanying Consolidated Statements of Income, the product theft was included as a non-recurring charge in Other income (expense), net during the year ended March 31, 2000 and the recovery was included as a non-recurring credit in Other income (expense), net for the year ended March 31, 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil-recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. We had been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. As a result of the receiver’s activities, we received several offers from Mr. Moorehead to settle the outstanding balance on our judgment and received $350 thousand of principal and interest payments from Mr. Moorehead from May 2002 to August 2002, resulting in a total principal and interest collection of approximately $1.1 million. Lastly, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, during the nine months ended December 31, 2002, we recorded a non-recurring charge of $1.6 million, which includes $346 thousand for legal and receiver fees.

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). Page Avjet Fuel Corporation, now known as PAFCO L.L.C. (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

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

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation.

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

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. In May 2001, our Board of Directors approved a resolution to delist our stock from the Pacific Stock Exchange. In August 2002, we completed the process to remove our stock listing from the Pacific Stock Exchange.

The following table sets forth, for each quarter within the nine months ended December 31, 2002, and the years ended March 31, 2002 and 2001, the closing sales prices of our common stock as reported by the NYSE and the quarterly cash dividends per share of common stock declared during the periods indicated.

	Price

	High	Low	Cash Dividends Per Share

Nine Months Ended December 31, 2002
April 2002 to June 2002	$24.40	$19.00	$0.075
July 2002 to September 2002	23.88	18.70	0.075
October 2002 to December 2002	23.89	19.10	0.075

Year ended March 31, 2002
April 2001 to June 2001	$12.70	$8.95	$0.175
July 2001 to September 2001	13.60	8.71	0.075
October 2001 to December 2001	18.90	10.05	0.075
January 2002 to March 2002	19.97	16.08	0.075

Year ended March 31, 2001
First quarter	$8.88	$6.56	$0.050
Second quarter	9.44	7.38	0.050
Third quarter	8.13	6.19	0.050
Fourth quarter	9.70	7.38	0.050

In December 2001, we obtained a new credit facility from a different bank. Our former credit facility agreement restricted the payment of cash dividends to a maximum of 25% of net income for the preceding four quarters. Our new credit facility agreement restricts the payment of cash dividends to a maximum of 35% of net income for the preceding four quarters. The payments of the above dividends were in compliance with the former credit facility agreement from April 2001 to September 2001, and with the new credit facility from October 2001 to December 2002. For additional information, see Note 3 to the accompanying consolidated financial statements and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of March 13, 2003, there were 244 shareholders of record of our common stock, and the closing price of our stock on the NYSE was $19.92. On February 26, 2003, our Board of Directors approved a quarterly cash dividend of $0.075 per share for 2003.

Common Stock Grants

During the nine months ended December 31, 2002 and the years ended March 31, 2002, 2001 and 2000, we issued 3,500 shares, 3,000 shares, 2,500 shares, and 2,000 shares, respectively, of our common stock to our non-employee directors pursuant to a stock grant program whereby each non-employee director is given an annual stock grant of 500 shares of our common stock. In September 2002, two non-employee directors received an additional common stock grant of 300 shares. In January 2001, we issued an additional 1,000 shares of our common stock to one non-employee director. These additional common stock grants were for additional services performed by such individuals for the Board of Directors committees.

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we could repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The following summarizes the status of our treasury stock repurchase programs at December 31, 2002 (in thousands, except average price per share data):

		Repurchases

Repurchase Program	Authorized Stock Repurchases	Shares	Aggregate Cost	Average Price	Remaining Authorized Stock Repurchases

August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock in 1998 with an aggregate cost of $194 thousand.

Our Board of Directors also resolved that the repurchased shares may be reissued for any proper corporate purpose, including without limitation, future acquisitions. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors. The difference between the aggregate cost of the repurchased shares and the fair value of the restricted stock grants at the date of grant or the proceeds from the employee stock option exercises is recorded in Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of December 31, 2002, we have reissued 326 thousand shares of treasury stock with an aggregate cost of $2.7 million.

Employee and Non-Employee Directors Stock Options

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at December 31, 2002 under the 1986 Plan expire between January 2005 and March 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2002 under the 1996 Plan expire between August 2006 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of December 31, 2002, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. As of December 31, 2002, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 797 thousand shares, of which 117 thousand shares are subject to options already issued and an additional 121 thousand shares have been issued as restricted common stock grants.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The term and vesting period of awards granted under the 2001 Plan is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at December 31, 2002 under the 2001 Plan expire between September 2006 and December 2007.

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended. The Directors Plan permits the issuance of options to purchase up to an aggregate of 150 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2002 under the Directors Plan expire between August 2003 and August 2007.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options expire in January 2005.

As of December 31, 2002, the following table summarizes the outstanding stock options which were issued pursuant to the plans described above, and the options issued outside the plans in 1995 (in thousands, except weighted-average exercise price):

Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options, and warrant	(b) Weighted-average exercise price of outstanding options, and warrant	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2001 Plan	117	$16.21	559
1996 Plan	923	13.11	—
1986 Plan	57	6.89	—
Directors Plan	80	15.33	6
1995 non-qualified options (1)	26	6.89	—

	1,203	$13.13	565

(1) These options were not approved by shareholders. All other plans shown in the table were approved by shareholders.

Restricted Common Stock

Under the 2001 Omnibus Plan, we granted 25 thousand restricted shares in October 2001 and 96 thousand restricted shares during the nine months ended December 31, 2002. At December 31, 2002, there were 115 thousand shares of unvested restricted stock, which will vest between October 2003 and September 2007.

Warrant

In July 2000, we granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to us. The warrant entitles the holder to purchase up to 50,000 shares of our common stock at an exercise price of $9.50 per share, for a period of three years. This warrant expires in July 2003.

Item 6.             Selected Financial Data

The following selected financial data has been summarized from our consolidated financial statements set forth in Item 8 of this Form 10-K. The selected financial data should be read in conjunction with the notes set forth at the end of these tables, the accompanying consolidated financial statements and the related notes thereto, and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA
(In thousands, except earnings per share data)

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000	1999	1998

Consolidated Income Statement Data		(unaudited)
Revenue	$1,546,897	$1,013,781	$1,365,065	$1,529,242	$1,200,297	$720,561	$776,617
Cost of sales	(1,483,976)	(958,753)	(1,288,891)	(1,457,500)	(1,136,052)	(667,302)	(733,379)

Gross Profit	62,921	55,028	76,174	71,742	64,245	53,259	43,238
Operating Expense	(49,135)	(40,122)	(54,885)	(57,590)	(57,327)	(38,198)	(28,455)

Income from operations	13,786	14,906	21,289	14,152	6,918	15,061	14,783
Other income (expense), net	(2,030)	1,833	1,937	2,191	(5,646)	1,539	2,260

Income from continuing operations before income taxes	11,756	16,739	23,226	16,343	1,272	16,600	17,043
Provision for income taxes	(1,884)	(3,977)	(5,991)	(4,557)	(1,444)	(2,910)	(3,467)

Income (loss) from continuing operations	9,872	12,762	17,235	11,786	(172)	13,690	13,576

Discontinued operations, net of tax	—	—	—	(1,152)	9,807	1,417	2,277

Net income	$9,872	$12,762	$17,235	$10,634	$9,635	$15,107	$15,853

Basic earnings (loss) per share:
Continuing operations	$0.94	$1.23	$1.66	$1.11	$(0.01)	$1.11	$1.11
Discontinued operations	—	—	—	(0.11)	0.81	0.11	0.19

Net income	$0.94	$1.23	$1.66	$1.00	$0.80	$1.22	$1.30

Weighted average shares - basic	10,468	10,378	10,381	10,644	12,045	12,375	12,230

Diluted earnings (loss) per share:
Continuing operations	$0.91	$1.20	$1.62	$1.11	$(0.01)	$1.10	$1.09
Discontinued operations	—	—	—	(0.11)	0.81	0.11	0.18

Net income	$0.91	$1.20	$1.62	$1.00	$0.80	$1.21	$1.27

Weighted average shares - diluted	10,900	10,652	10,646	10,663	12,045	12,533	12,528

(Continued)

SELECTED FINANCIAL DATA
(In thousands, except earnings per share data)
(Continued)

	As of December 31	As of March 31,

	2002	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$177,360	$132,586	$125,863	$142,250	$95,436	$79,124
Current assets	262,580	213,139	188,225	196,409	128,012	107,755

Goodwill and identifiable intangible asset	35,475	35,751	24,598	23,040	15,148	15,402
Other assets - investment goodwill	2,857	2,857	2,904	—	—	—
Total assets	312,287	257,923	222,165	227,915	164,394	141,213
Current liabilities	180,359	133,851	112,439	122,368	56,741	46,546
Long-term liabilities	4,198	7,633	5,866	5,886	6,856	2,756
Stockholders' equity	127,730	116,439	103,860	99,661	100,797	91,911

NOTES TO SELECTED FINANCIAL DATA

Since 1995, we have declared and paid cash dividends. See “Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters.” In October 1997, our Board of Directors approved a 3-for-2 stock split for all shares of common stock outstanding as of November 17, 1997. The shares were distributed on December 1, 1997.

We acquired the Baseops group of companies in January 1998, the Bunkerfuels group of companies in April 1999, Norse Bunker A.S. in February 2001, TransportEdge, Inc. in March 2001, the Marine Energy group of companies in April 2001, and the Oil Shipping group of companies in January 2002. These acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 1, 2001.

In February 2000, we sold our oil-recycling segment. Accordingly, as of December 1999, we reported our oil-recycling segment as a discontinued operation. Our consolidated financial statements were reclassified to report separately the net assets and operating results of the discontinued operation for all periods presented. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations. In October 2000, our aviation joint venture in Ecuador ceased operations.

Pursuant to various treasury stock repurchase programs, we repurchased approximately 259 thousand shares for an aggregate cost of $3.3 million during the year ended March 31, 2002, 598 thousand shares for an aggregate cost of $4.4 million during the year ended March 31, 2001, 1.2 million shares for an aggregate cost of $8.4 million during the year ended March 31, 2000, and 324 thousand shares for an aggregate cost of $3.9 million during the year ended March 31, 1999. The treasury stock purchases for the year ended March 31, 2002 included approximately 133 thousand shares at an aggregate cost of $1.3 million which were repurchased during the nine months ended December 31, 2001. No shares were purchased during the nine months ended December 31, 2002. Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock in 1998 with an aggregate cost of $194 thousand. See “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” for additional information.

(Continued)

NOTES TO SELECTED FINANCIAL DATA
(Continued)

Effective April 2001, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which among other provisions, states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142.

Effective April 1, 2002, we adopted the accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock options granted to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock option granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For the nine months ended December 31, 2002, we granted stock options to purchase 81 thousand shares of our common stock at an aggregate fair value of $215 thousand and recorded amortization of $59 thousand for employee and non-employee director compensation cost. As of December 31, 2002, the unearned deferred compensation for stock options granted to our employees and non-employee directors was $156 thousand.

In October 2001, we granted 25 thousand shares of restricted common stock at a value of $298 thousand and recorded compensation expense for the amortization of $182 thousand for the year ended March 31, 2002, of which $39 thousand was recorded for the nine months ended December 31, 2001. During the nine months ended December 31, 2002, we granted 96 thousand restricted shares of our common stock at an aggregate value of $1.9 million and recorded amortization of $304 thousand for employee compensation cost. As of December 31, 2002, the unearned deferred compensation for restricted common stock issued to our employees was approximately $1.7 million.

For the nine months ended December 31, 2002, executive severance charges of $4.5 million relating to the termination of employment of our former Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and two other executives were included in Operating expenses. Also, during the nine months ended December 31, 2002, a non-recurring charge of $1.6 million in connection with the settlement of the remaining balance due on the Moorehead judgment was included in Other income (expense), net. See Item 3 – Legal Proceedings.

During the year ended March 31, 2002, an insurance settlement recovery of $1.0 million relating to a product theft off the coast of Nigeria was included in Other income (expense), net. The product theft resulted in a non-recurring charge of $3.1 million recorded for the year ended March 31, 2000 and was included in Other income (expense), net.

For the year ended March 31, 2001, an executive severance charge of $3.5 million relating to the termination of the employment of our former Chief Executive Officer was included in Operating expenses.

During the year ended March 31, 2000, a non-recurring charge of $2.5 million relating to the write-down of our investment in the aviation joint venture in Ecuador was included in Other income (expense), net.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 - Selected Financial Data,” and with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

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

Our marine fuel business accounted for approximately 66% of our total revenue for the nine months ended December 31, 2002, while our aviation fuel business accounted for the remaining 34%. For the nine months ended December 31, 2001, and the years ended March 31, 2002, 2001, and 2000, our marine fuel services business accounted for approximately 72%, 72%, 66%, and 62%, respectively, of our total revenue. For the nine months ended December 31, 2002, excluding corporate overhead, our aviation fuel services and our marine fuel services contributed 59% and 41%, respectively, of operating income. For the nine months ended December 31, 2001, and the years ended March 31, 2002, 2001, and 2000, excluding corporate overhead, our marine fuel services contributed 56%, 52%, 53% and 63%, respectively, of operating income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible asset, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

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

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. We had accounts and notes receivable of $177.4 million, net of allowance for bad debts of $11.1 million, as of December 31, 2002. At March 31, 2002 and 2001, we had accounts and notes receivable of $132.6 million and $125.9 million, net of allowance for bad debts of $11.0 million and $11.2 million, respectively. The allowance for bad debts at December 31, 2002, March 31, 2002 and 2001 included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Also, as of March 31, 2001, we established additional specific allowances for two other customers. Our general allowances for all other customers amounted to $8.1 million at December 31, 2002 and March 31, 2001, and $8.0 million at March 31, 2002.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at December 31, 2002. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of this Form 10-K.

Goodwill, Identifiable Intangible Assets and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of approximately $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2002, and March 31, 2002 and 2001. The identifiable intangible asset for customer relations existing at the date of acquisition of $1.8 million was recorded and is being amortized over its useful life of five years. Effective April 2001, as permitted, we elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142. We recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, for the year ended March 31, 2001 and $730 thousand for the year ended March 31, 2000. We recorded amortization of our identifiable intangible asset of $276 thousand for the nine months ended December 31, 2002 and $92 thousand for the year ended March 31, 2002.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

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

In April 1999, February 2001, April 2001, and January 2002, we acquired the operations of the Bunkerfuels group of companies, Norse Bunker A.S., the Marine Energy group of companies, and the Oil Shipping group of companies, respectively. These acquisitions form part of our worldwide marine fuel marketing segment and were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 1, 2001. In February 2000, we sold our oil-recycling segment to EarthCare Company and we reported this segment as a discontinued operation as of December 31, 1999. In October 2000, our aviation joint venture in Ecuador ceased operations.

During the comparable nine-month periods ending December 31, 2002 and 2001, our profitability was favorably impacted in 2002 by increases in metric tons sold in marine and sales volume in aviation, and a lower provision for bad debts in aviation. Earnings were adversely affected by the executive severance charges, a non-recurring charge in connection with the settlement of the remaining balance due on the Moorehead judgment, decreases in gross profit per metric ton sold in marine and gross profit per gallon sold in aviation, operating expenses of our January 2002 marine acquisition, and increases in salaries and other operating expenses. Also, the results for the nine months ended December 31, 2001 included an insurance settlement recovery of $1.0 million related to a product theft off the coast of Nigeria in 1999 and a gain on the sale of a leasehold property.

The increase in metric tons sold in marine for the nine months ended December 31, 2002 was due, in part, to our January 2002 acquisition of the Oil Shipping group of companies. The increase in aviation sales volume during the nine months ended December 31, 2002 was due to new commercial and government businesses, increases in wholesale and fuel management businesses, and a recovery from the general slowdown in aviation activity during the prior year. The increases in both the wholesale and fuel management businesses contributed to the decrease in gross profit per gallon sold. In marine, the decrease in the gross profit per metric ton sold was primarily related to increased competitive pressures.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, the continued conflicts and instability in the Middle East, Asia and Latin America, and military actions in response to terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile. We expect continued volatility in world oil prices as a result of the instability in the Middle East. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of this Form 10-K.

Nine months ended December 31, 2002 compared to Nine months ended December 31, 2001 (unaudited)

Our revenue for the nine months ended December 31, 2002 was $1.55 billion, an increase of $533.1 million, or 52.6%, as compared to revenue of $1.01 billion for the nine months ended December 31, 2001. Our revenue increase was primarily due to an increase in sales volume for marine and aviation, as well as an increase in marine fuel prices, partially offset by a decrease in aviation fuel prices. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended December 31,

	2002	2001

		(unaudited)

Marine fuel services	$1,026,162	$727,035
Aviation fuel services	520,735	286,746

Total	$1,546,897	$1,013,781

Our marine fuel services segment contributed $1.03 billion in revenue for the nine months ended December 31, 2002, an increase of $299.1 million, or 41.1%, over the same period of the prior year. The increase in revenue was primarily due to a 13.1% increase in the average price per metric ton sold and a 25.2% increase in the volume of metric tons sold, which was due, in part, to our January 2002 acquisition of the Oil Shipping group of companies. Our aviation fuel services segment contributed $520.7 million in revenue for the nine months ended December 31, 2002, an increase of $234.0 million, or 81.6%, over the corresponding period of the prior year. The increase in revenue was due to a 97.7% increase in the volume of gallons sold, which more than offset an 8.1% decrease in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government business, increases in wholesale and fuel management businesses, and a recovery from the general slowdown in aviation activity during the prior year.

Our gross profit of $62.9 million for the nine months ended December 31, 2002 increased $7.9 million, or 14.3%, as compared to the corresponding period of the prior year. Our gross margin decreased from 5.4% for the nine months ended December 31, 2001, to 4.1% for the nine months ended December 31, 2002. Our marine fuel services segment achieved a 2.7% gross margin for the nine months ended December 31, 2002, as compared to a 3.9% gross margin for the same period of the prior year. This decrease resulted primarily from a lower average gross profit per metric ton sold as well as an increase in the average sales price per metric ton sold. The decrease in the gross profit per metric ton sold was primarily related to increased competitive pressures. Our aviation fuel services business achieved a 6.7% gross margin for the nine months ended December 31, 2002, as compared to 9.4% for the same period during the prior year. The decrease in gross margin reflects increases in our wholesale and fuel management businesses, which are higher quality, lower margin businesses.

Total operating expenses for the nine months ended December 31, 2002 were $49.1 million, as compared to $40.1 million for the nine months ended December 31, 2001. Included in operating expenses for the nine months ended December 31, 2002 were operating expenses of our January 2002 marine acquisition and executive severance charges of $4.5 million, of which $3.7 million related to our former Chairman and Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives. The remaining increase in operating expenses were primarily increases in salaries and other operating expenses, partially offset by a lower provision for bad debts for aviation and a reimbursement of legal fees associated with prior years’ insurance claims in the marine segment. The increase in other operating expenses was due, in part, to overall higher insurance costs resulting from the terrorist attacks of September 11th, and increases in travel, audit fees, telecommunication, worldwide office rent and depreciation expense. In general, increases to operating expenses relate to business growth and expansion.

Our income from operations for the nine months ended December 31, 2002 was $13.8 million, as compared to $14.9 million for the nine months ended December 31, 2001. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended December 31,

	2002	2001

		(unaudited)
Marine fuel services	$9,932	$11,288
Aviation fuel services	14,103	8,950
Corporate overhead	(10,249)	(5,332)

Total	$13,786	$14,906

The marine fuel services segment earned $9.9 million in income from operations for the nine months ended December 31, 2002, as compared to $11.3 million for the corresponding period of the prior year. This decrease resulted primarily from lower gross profit due to increased competitive pressures, higher operating expenses related to the marine acquisition in January 2002, and an executive severance charge, partially offset by lower salaries and a reimbursement of legal fees associated with prior years’ insurance claims. The aviation fuel services segment’s income from operations was $14.1 million for the nine months ended December 31, 2002, an increase of $5.2 million, or 57.6%, as compared to the same period of the prior year. This improvement was due to a higher gross profit related to increases in sales volume and lower provision for bad debts, partially offset by increased salaries and other operating expenses related to business growth and expansion, and an executive severance charge. Corporate overhead costs not charged to the business segments totaled $10.2 million for the nine months ended December 31, 2002, as compared to $5.3 million during the same period of the prior year. The increase in corporate overhead costs was primarily due to executive severance charges of $4.3 million and increased other operating expenses, partially offset by lower salaries.

During the nine months ended December 31, 2002, we reported $2.0 million in other expense, net, as compared to other income, net, of $1.8 million for the same period of the prior year. Included in other expense, net, for the nine months ended December 31, 2002, was a $1.6 million non-recurring charge in connection with the settlement of the remaining balance due on the Moorehead judgment. Included in other income, net, for the nine months ended December 31, 2001, were a gain on the sale of a leasehold property and a $1.0 million insurance settlement recovery related to a product theft off the coast of Nigeria in 1999. The remaining variance of $1.1 million was primarily related to lower net interest income of $333 thousand and an unrealized foreign currency translation loss recorded during the nine months ended December 31, 2002 as compared to an unrealized foreign currency translation gain for the corresponding period of the prior year. Unrealized foreign currency translation losses and gains result from the translation of monetary assets and liabilities of our non-U.S. entities at the prevailing exchange rates at year-end. Partially offsetting were lower net realized foreign currency exchange losses on transactions for the nine months ended December 31, 2002 as compared to the same period of the prior year.

For the nine months ended December 31, 2002, our effective tax rate was 16.0%, for an income tax provision of $1.9 million, as compared to 23.8% and an income tax provision of $4.0 million for the nine months ended December 31, 2001. Reflected in the income tax provision for the nine months ended December 31, 2002 were additional taxes provided for our global tax restructuring and income tax benefit totaling approximately $2.3 million for the executive severance charges and the non-recurring charge in connection with the settlement of the remaining balance due on the Moorehead judgment. In addition, the effective tax rate for the nine months ended December 31, 2001 reflects the non-taxable insurance settlement recovery.

Net income and diluted earnings per share for the nine months ended December 31, 2002 were $9.9 million and $0.91, respectively, as compared to $12.8 million and $1.20 during the same period of the prior year. Net income for the nine months ended December 31, 2002 was impacted by two non-recurring, after-tax charges totaling $3.7 million, or $0.34 per diluted share: the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance due on the Moorehead judgment. In addition, net income for the nine months ended December 31, 2001 included a non-recurring credit of $1.0 million, or $0.09 per diluted share, from the insurance settlement recovery related to a product theft off the coast of Nigeria in 1999.

Year ended March 31, 2002 compared to Year ended March 31, 2001

Our revenue for the year ended March 31, 2002 was $1.37 billion, a decrease of $164.2 million, or 10.7%, as compared to revenue of $1.53 billion for the year ended March 31, 2001. Our revenue decrease was primarily due to a decrease in world oil prices for the year ended March 31, 2002, partially offset by increases in sales resulting from our various marine segment acquisitions. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Year Ended March 31,

	2002	2001

Marine fuel services	$983,986	$1,004,572
Aviation fuel services	381,079	524,670

Total	$1,365,065	$1,529,242

Our marine fuel services segment contributed $984.0 million in revenue for the year ended March 31, 2002, a decrease of $20.6 million, or 2.0%, over the prior year. The decrease in revenue was due to an 18.7% decline in the average price per metric ton sold, partially offset by a 20.2% increase in the volume of metric tons sold. The increase in marine sales volume was due, in part, to sales from our February and April 2001 acquisitions. Our aviation fuel services segment contributed $381.1 million in revenue for the year ended March 31, 2002. This represented a decrease in revenue of $143.6 million or 27.4%, as compared to the prior year. The decrease in revenue was due to a 15.7% decrease in the volume of gallons sold and a 13.8% decrease in the average price per gallon sold. The decrease in aviation sales volume reflects management’s decision to reduce our credit exposure and increase margins, which began during the quarter ended December 31, 2000. Sales volume also decreased during the year ended March 31, 2002 because of a general slowdown in economic activity. During the latter part of the quarter ended March 31, 2002 and thereafter, we have begun to experience increased volumes in aviation.

Our gross profit of $76.2 million for the year ended March 31, 2002 increased $4.4 million, or 6.2%, as compared to the prior year. Our gross margin also increased from 4.7% for the year ended March 31, 2001 to 5.6% for the year ended March 31, 2002. Our marine fueling segment achieved a 3.9% gross margin for the year ended March 31, 2002, as compared to a 3.7% gross margin for the prior year. This gross margin increase resulted from a drop in the average price per metric ton traded, which offset a lower gross profit per metric ton traded. The narrower gross profit per metric ton traded was caused by competitive pressures, and by the marine acquisitions which resulted in the addition of lower margin trading business. By integrating the acquisitions into our existing global network, we expect to gain from synergies in purchasing and value-added services, and thereby maximize the gross profit of our acquired companies. Our aviation fueling business achieved a 9.9%

gross margin for the year ended March 31, 2002, as compared to 6.6% achieved for the prior year. This increase resulted from an overall increase in the gross profit per gallon sold and the decline in the average price per gallon sold. The improvement in gross profit resulted from a revision in our pricing strategy in the quarter ended December 31, 2001, as well as the recovery of certain business taxes previously expensed and the favorable resolution of certain outstanding items with suppliers.

For the year ended March 31, 2002, our operating expenses were $54.9 million, a decrease of $2.7 million or 4.7%, as compared to the prior year. This decrease resulted from a $4.0 million reduction in the provision for bad debts, a $3.5 million executive severance charge for the year ended March 31, 2001 related to the termination of the employment agreement with our former Chairman of the Board, and the early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill effective April 1, 2001. Partially offsetting these improvements were operating expenses of the newly acquired companies, staff additions, and various business initiatives implemented over the past year.

Our income from operations for the year ended March 31, 2002 was $21.3 million, an increase of $7.1 million, or 50.4%, as compared to the prior year. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Year Ended March 31,

	2002	2001

Marine fuel services	$14,964	$13,161
Aviation fuel services	13,709	11,790
Corporate overhead	(7,384)	(10,799)

Total	$21,289	$14,152

The marine fuel segment earned $15.0 million in income from operations for the year ended March 31, 2002, an increase of $1.8 million, or 13.7%, as compared to the prior year. This increase resulted from a $2.8 million lower provision for bad debts and a higher gross profit, partially offset by operating expenses of the newly acquired companies and staff additions. The aviation fuel segment’s income from operations was $13.7 million for the year ended March 31, 2002, an increase of $1.9 million, or 16.3%, as compared to the prior year. This improvement was due to a higher gross profit and a $1.2 million lower provision for bad debts, partially offset by increased operating expenses related to staff additions and various business initiatives, which were implemented over the past year. Corporate overhead costs not charged to the business segments totaled $7.4 million during the year ended March 31, 2002, a decrease of $3.4 million, or 31.6%, as compared to the prior year. The improvement in corporate overhead was due to the $3.5 million executive severance charge in the prior year and lower consulting and telecommunications expenses, partially offset by staff additions and higher compensation.

During the year ended March 31 2002, we reported $1.9 million in other income, net, compared to $2.2 million for the year ended March 31, 2001. This decrease was mainly due to foreign exchange losses for the year ended March 31, 2002 as opposed to foreign exchange gains in the prior year, a $339 thousand decrease in net interest income, and a $365 thousand non-recurring credit recorded for the year ended March 31, 2001 related to a partial recovery of a previously written-down aviation joint venture investment. Largely offsetting these decreases were the equity in earnings of our PAFCO aviation joint venture, a gain on the sale of a leasehold property, and a $1.0 million insurance settlement recovery related to a product theft off the coast of Nigeria in 1999.

For the year ended March 31, 2002, our effective tax rate was 25.8%, for an income tax provision of $6.0 million, as compared to an effective tax rate of 27.9% and an income tax provision of $4.6 million for the year ended March 31, 2001. The decrease in our effective tax rate reflects the non-taxable insurance settlement recovery of $1.0 million during the year ended March 31, 2002 related to theft of product off the coast of Nigeria during the year ended March 31, 2000.

Net income from continuing operations for the year ended March 31, 2002 was $17.2 million, an increase of $5.4 million, as compared to $11.8 million for the year ended March 31, 2001. Diluted earnings per share on income from continuing operations was $1.62, an increase of $0.51, or 45.9%, as compared to $1.11 per diluted share for the year ended March 31, 2001.

During the year ended March 31, 2001, we recorded a net loss from discontinued operations of $1.2 million, or $0.11 per diluted share. The net loss resulted from additional income taxes of $496 thousand relating to the gain on the sale of our oil-recycling segment and a $656 thousand after-tax write-off against the assets we ultimately realized in connection with the discontinuance of our used oil-recycling business. No discontinued operations activities were recorded for the year ended

March 31, 2002. Including discontinued operations, net income for the year ended March 31, 2002 increased by $6.6 million, or 62.1%, as compared to the prior year. Diluted earnings per share increased by $0.62, or 62.0%, as compared to the prior year.

Year ended March 31, 2001 compared to Year ended March 31, 2000

Our revenue for the year ended March 31, 2001 was $1.53 billion, an increase of $328.9 million or 27.4%, as compared to revenue of $1.20 billion for the year ended March 31, 2000. Our revenue increase was primarily due to a substantial increase in world oil prices. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Year Ended March 31,

	2001	2000

Marine fuel services	$1,004,572	$738,557
Aviation fuel services	524,670	461,740

Total	$1,529,242	$1,200,297

Our marine fuel services segment contributed $1.0 billion in revenue for the year ended March 31, 2001, an increase of $266.0 million, or 36.0%, over the prior year. The increase in revenue for our marine segment was related to 31.5% and 8.0% increases in the average price per metric ton sold and brokered, respectively. Also contributing to the increase in revenue for our marine segment was an increase in the volume of metric tons sold of 3.8%. Our aviation fuel services segment contributed $524.7 million in revenue for the year ended March 31, 2001. This represented an increase in revenue of $62.9 million, or 13.6%, as compared to the prior year. The increase in revenue results from a 36.2% increase in the average price per gallon sold, partially offset by a 16.6% decrease in the volume of gallons sold.

Our gross profit of $71.7 million for the year ended March 31, 2001 increased $7.5 million, or 11.7%, as compared to the prior year. Our gross margin decreased from 5.4% for the year ended March 31, 2000 to 4.7% for the year ended March 31, 2001. Our marine fuel segment achieved a 3.7% gross margin for the year ended March 31, 2001, as compared to a 3.6% gross margin for the prior year. Our marine segment increased its gross margin despite higher fuel prices, due to an increase in the average gross profit per metric ton sold and brokered, the result of better pricing and a reduction in low margin business activity. Our aviation fuel business achieved a 6.6% gross margin for the year ended March 31, 2001, as compared to 8.2% achieved for the prior year. This decrease resulted from an increase in the average price per gallon sold, partially offset by an increase in the average gross profit per gallon sold.

Total operating expenses for the year ended March 31, 2001 were $57.6 million, an increase of $263 thousand, or 0.5%, as compared to the year ended March 31, 2000. The increase resulted from higher compensation, professional fees, and information technology spending, and a $3.5 million executive severance charge incurred for the year ended March 31, 2001. Largely offsetting the increase in operating expenses was an $11.3 million decrease in the provision for bad debts.

Our income from operations for the year ended March 31, 2001 was $14.2 million, an increase of $7.2 million, or 104.6%, as compared to the year ended March 31, 2000. Income from operations during the year ended March 31, 2001 and 2000 were attributable to the following segments:

	For the Year Ended March 31,

	2001	2000

Marine fuel services	$13,161	$7,516
Aviation fuel services	11,790	4,440
Corporate overhead	(10,799)	(5,038)

Total	$14,152	$6,918

         Our marine fuel services segment earned $13.2 million in income from operations for the year ended March 31, 2001, an increase of $5.6 million, or 75.1%, as compared to the prior year. The increase in the marine segment resulted from an improved gross profit per metric ton on traded and brokered transactions and a volume increase in metric tons sold. Partially offsetting was a volume decrease in metric tons brokered and increases in operating expenses, including the provision for bad debts. Our aviation segment’s income from operations was $11.8 million for the year ended March 31, 2001, an increase of $7.4 million, or 165.5%, as compared to the prior year. This increase resulted from a decrease in the provision for bad debts and an improvement in the gross profit per gallon sold; partially offset by a decrease in gallons sold and an increase in compensation and other operating expenses. Corporate overhead costs not charged to the business segments totaled $10.8 million for the year ended March 31, 2001, an increase of $5.8 million, or 114.4%, as compared to the prior year. The increase resulted from an executive severance charge, and higher compensation, professional fees, and information technology spending.

During the year ended March 31, 2001, we reported $2.2 million in other income, net, compared to other expense, net, of $5.7 million, for the year ended March 31, 2000. Included in the results for the year ended March 31, 2000 were a $3.1 million non-recurring charge in the marine segment due to product theft off the coast of Nigeria, a $953 thousand non-recurring charge in the aviation segment related to a substantial write-down of our investment in and advances to our discontinued aviation joint venture in Ecuador, and a $1.6 million special charge to the provision for bad debts in our discontinued aviation joint venture in Ecuador related to certain customers based in Ecuador. Also contributing to the variance were foreign exchange gains for the year ended March 31, 2001, an increase in net interest income of $1.2 million, and a partial recovery of $365 thousand related to prior year’s write-down of our discontinued aviation joint venture in Ecuador.

Income taxes for the year ended March 31, 2001 reflect the impact of the executive severance and the provision for bad debts, for which we received an income tax benefit. Income taxes for the year ended March 31, 2000 reflect the impact of the provision for bad debts and non-recurring losses in marine and aviation, for which we did not receive an income tax benefit. Thus, our effective income tax rate for the year ended March 31, 2001 decreased substantially as compared to the prior year.

Net income from continuing operations for the year ended March 31, 2001 was $11.8 million, as compared to a net loss of $172 thousand for the year ended March 31, 2000. Diluted income per share on income from continuing operations was $1.11 for the year ended March 31, 2001, as compared to a loss per share of $0.01 for the year ended March 31, 2000.

During the year ended March 31, 2001, we incurred a net loss from discontinued operations of $1.2 million, or $0.11 per diluted share, as compared to net income of $9.8 million, or $0.81 per diluted share, for the year ended March 31, 2000. Including discontinued operations, net income for the year ended March 31, 2001 was $10.6 million, an increase of $1.0 million or 10.4%, as compared to net income of $9.6 million for the year ended March 31, 2000. Diluted earnings per share of $1.00 for the year ended March 31, 2001 increased $0.20, or 25.0%, over the $0.80 achieved during the year ended March 31, 2000.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of December 31, 2002, we had $57.8 million of cash and cash equivalents as compared to $58.2 million at March 31, 2002.

We also have a revolving credit facility which permits borrowings of up to $40.0 million, with a sublimit of $30.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair our ability to receive advances, and issue letters of credit, and may have a material adverse effect on us. As of December 31, 2002, we had no borrowings under the credit facility. Letters of credit of $14.4 million were outstanding, at December 31, 2002, under the credit facility agreement.

Net cash provided by continuing operating activities totaled $6.2 million for the nine months ended December 31, 2002, as compared to net cash provided from operating activities of $23.4 million for the corresponding period of the prior year. The variance in cash flows from continuing operating activities of $17.2 million was primarily a result of increases in net operating assets mainly due to increased business volume in both our marine and aviation fuel services segments. Cash provided by discontinued operations of $1.75 million during the nine months ended December 31, 2001 was for the settlement payment from EarthCare Company on the remaining discontinued operating assets sold in February 2000.

During the nine months ended December 31, 2002, net cash used in investing activities was $2.7 million, a decrease of $1.0 million as compared to the same period of the prior year. Included in net cash used for the nine months ended December 31, 2001 were payment for acquisition of a business of $3.1 million and proceeds of $296 thousand from the sale of a leasehold property. Partially offsetting was an increase in capital expenditures of $1.8 million, primarily related to the move of our corporate offices.

For the nine months ended December 31, 2002, net cash used by financing activities was $3.9 million, a decrease of $280 thousand as compared to the same period a year ago. The decrease was attributable to purchases of treasury stock of $1.3 million during the nine months ended December 31, 2001 and a decrease in dividends paid on common stock of $770 thousand. The decrease in dividends was primarily related to the July 2001 payment of the special cash dividend declared in May 2001. Largely offsetting these decreases in usage of net cash was an increase in the repayment of debt of $2.9 million. In addition, an increase in the proceeds from exercise of stock options contributed to lower net cash used by financing activities during the nine months ended December 31, 2002.

Working capital at December 31, 2002 was $82.2 million, representing an increase of $2.3 million from working capital at March 31, 2002. Our accounts and notes receivable, at December 31, 2002, excluding the allowance for bad debts, amounted to $188.5 million, an increase of $44.9 million, as compared to the balance at March 31, 2002. This increase was mostly related to increased sales volume for both our marine and aviation segments. At December 31, 2002, the allowance for bad debts of $11.1 million increased by $100 thousand from the balance at March 31, 2002. During the nine months ended December 31, 2002, we charged $2.2 million to the provision for bad debts, as compared to $3.2 million for the same period of the prior year. We had charge-offs in excess of recoveries of $2.1 million for the nine months ended December 31, 2002, as compared to $3.4 million for the corresponding period of the prior year. The decreases in our provision for bad debts and charge-offs primarily reflect the refinement in our credit practices that resulted in an overall improvement in Days Sales Outstanding (DSO) to 30 days for the nine months ended December 31, 2002 versus 34 days for the same period a year ago.

As of December 31, 2002, prepaid expenses and other current assets of $22.3 million increased $2.1 million from March 31, 2002. This increase was due to increases in prepaid fuel, prepaid insurance, and the fair market value of our outstanding derivatives. The increase was partially offset by a reduction in the amount due from PAFCO, a decrease in deferred income tax assets, and the receipt of the final payment to settle the remaining balance due on the Moorehead judgment.

At December 31, 2002, in the aggregate, net goodwill, identifiable intangible asset, and investment goodwill decreased $276 thousand, to $38.3 million, due to the amortization of the identifiable intangible asset. Other asset, excluding investment goodwill, increased $3.9 million, to $4.5 million, due to reclassification of a portion of the current deferred income tax assets to non-current.

Our current liabilities, excluding short-tem debt, increased $49.7 million primarily due to increased business activity in both our marine and aviation segments. Long-term debt and short-term debt, in the aggregate, decreased by $6.6 million due to repayment of our debt and deferred compensation payments.

Stockholders’ equity amounted to $127.7 million at December 31, 2002, as compared to $116.4 million at March 31, 2002. The increase in stockholders’ equity was primarily due to $9.9 million in earnings, $3.4 million from the exercise of stock options, and $363 thousand in amortization of unearned deferred compensation. The increase was partially offset by the declaration of dividends of $2.4 million during the nine months ended December 31, 2002.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our significant contractual obligations, commercial commitments, and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations, commitments, and off-balance sheet arrangements, see Notes 3, 6 and 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2002, we had outstanding letters of credit of $14.4 million. The letters of credit were issued under our revolving credit facility, and count against the $40.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Lease Commitments

As of December 31, 2002, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year Ending December 31,
2003	$1,382
2004	1,318
2005	1,132
2006	981
2007	855
Thereafter	3,308

$8,976

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2002, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2002, we had approximately $9.8 million in outstanding bonds.

Purchase and Sale Commitments and Derivatives

See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-K, for a discussion of our purchase and sale commitments and derivatives.

Employment Agreements

In July 2002, our Board of Directors elected a new Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”) and appointed a new President and Chief Operating Officer (“COO”). In connection with the executives’ promotion to their respective positions, they received increases in their base salary, grants of restricted common stock, an extension of their employment period to July 2007, and modifications to their termination severance benefits. In February 2003, the compensation payable under the new employment agreements was further amended. Under their new employment agreements, our CEO and COO each receive an annual base salary of $525 thousand. Each of them also received a grant of 25 thousand shares of restricted common stock. The restricted common stock grants for both our CEO and COO shall vest in three equal installments in July 2005, 2006, and 2007. Effective April 1, 2002, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth and certain yearly objectives, agreed upon between the executives and the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the nine months ended December 31, 2002, the CEO and COO received a prorated bonus.

In addition, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2002, $219 thousand in bonuses was deferred under the employment agreements of our Chairman and President. As of March 31, 2002 and 2001, $1.6 million and $1.3 million, respectively, in bonuses was deferred under the employment agreements of our Chairman, President, and former Chairman. Such deferred compensation was included in Long-term liabilities in the accompanying Consolidated Balance Sheets. The compensation deferred for our former Chairman was paid to him in August 2002 in accordance with his employment agreement.

Pursuant to their employment agreements, our CEO and COO each is entitled to receive a cash severance payment if: (a) we terminate the executive for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for any reason following a change of control; or (c) we elect not to renew the executive’s employment agreement upon expiration, for any reason other than cause. The severance payment is equal to two times the executive’s average salary and bonus during the three-year period preceding termination; provided, if (i) the termination occurs within three years after a change of control the multiple set forth above will be three instead of two, and (ii) in the case of a non-renewal, as described in item (c) above, the multiple will be one and the severance will be paid in 26 equal installments over a one year period. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans for up to three years, and all of the executive’s stock options and stock grants will immediately vest.

The current employment agreements for our Chairman and CEO, and President and COO are included as Exhibits 10.1 and 10.2 as part of this Form 10-K.

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained.

As of December 31, 2002, the future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year Ending December 31,

2003	$8,717
2004	7,296
2005	5,722
2006	4,032
2007	1,689

$27,456

Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. In accordance with the venture’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. We also have the right to approve all credit sales by PAFCO. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. During the nine months ended December 31, 2002, we purchased $38 thousand of PAFCO’s accounts receivable, which was subsequently written-off. For the years ended March 31, 2002 and 2001, we did not purchase any of PAFCO’s accounts receivable.

Recent Accounting Pronouncements

In April 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands on the existing disclosure requirements for guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that our consolidated financial statements as of and for the nine months ended December 31, 2002 are in compliance with the disclosure requirements of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We are currently evaluating the impact of FIN No. 45, if any, on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Since currently we do not have variable interest entities, we do not believe that the implementation of FIN No. 46 will have a material effect on our consolidated financial statements and related disclosures.

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

As part of our price risk management services, we offer to our marine and aviation customers fixed fuel prices on future sales with, or without, physical delivery of fuel. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases with, or without, physical delivery of fuel. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting stricter credit criteria.

As of December 31, 2002, we had 108 outstanding swaps contracts totaling approximately 209 thousand metric tons of marine fuel, expiring through December 2005, and 33 outstanding swaps contracts totaling 22.0 million gallons of aviation fuel, expiring through June 2003. As of December 31, 2002, we have recorded our derivatives, which consisted of swaps contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $9.5 million. In the accompanying Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses. For additional information, see “Derivatives” in Note 1 to the consolidated financial statements included herein.

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

Our policy is to not use derivative financial instruments for speculative purposes.

Item 8.             Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 21, 2003, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In March 2002, we changed our certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles, accounting practices, or financial statement disclosure which have been reported on a Form 8-K within the 24 months prior to March 2002, or subsequently with PricewaterhouseCoopers LLP to the date of the most recent financial statement.

PART III

Item 10.           Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers set forth under the captions “Election of Directors” and “Information Concerning Executive Officers,” respectively, appearing in our definitive 2003 Proxy Statement for the Annual Meeting of Shareholders (the “2003 Proxy Statement”), is incorporated herein by reference.

Item 11.           Executive Compensation

The information set forth in the 2003 Proxy Statement under the caption “Compensation of Officers” and “Board of Directors - Compensation of Directors” is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions

The information set forth under the caption “Transactions with Management and Others” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We have evaluated our disclosure controls and procedures during the last 90 days. Based on such evaluation, our CEO, COO and Chief Financial Officer (“CFO”) believe that such controls and procedures are effective to achieve the above objectives.

Changes in Internal Controls

Our CEO, COO and CFO have determined, based upon our most recent evaluation, that there have been no significant changes in our internal controls that could significantly affect our internal controls and procedures subsequent to that evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO, COO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Certified Public Accountants.	33

(ii)	Consolidated Balance Sheets as of December 31, 2002, March 31, 2002 and March 31, 2001.	35

(iii)	Consolidated Statements of Income for the Nine Months ended December 31, 2002 and 2001 (unaudited), and the Years Ended March 31, 2002, 2001, and 2000.	36

(iv)	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended December 31, 2002 and the Years Ended March 31, 2002, 2001 and 2000.	37

(v)	Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2002 and 2001 (unaudited), and the Years Ended March 31, 2002, 2001, and 2000.	38

(vi)	Notes to the Consolidated Financial Statements.	41

(a)(2)  Consolidated financial statement schedules not set forth herein have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(a)(3)  The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws:

(.1) Articles of Incorporation are incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

(.2) By-laws, amended and restated By-laws as of February 19, 2003.

(4)	Instruments defining rights of security holders:

(.1) 1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

(.2) 1993 Non-Employee Directors Stock Option Plan is incorporated by reference to our Schedule 14A filed June 28, 1994.

(.3) 1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed July 18, 1997.

(.4) 2001 Omnibus Plan is incorporated by reference to our Schedule 14A filed July 17, 2001.

(10)	Material contracts:

(.1) Amended and Restated Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated July 26, 2003.

(.2) Amended and Restated Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated July 26, 2003.

(.3)      Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 7, 2001, between World Fuel Services Corporation and LaSalle Bank National Association is incorporated by reference to our Form 10-Q filed February 8, 2002.

(.4)      First Amendment to Credit Agreement, dated as of May 15, 2002, between World Fuel Services Corporation and LaSalle Bank National Association is incorporated by reference to our Form 10-K filed June 18, 2002.

(.5) Second Amendment to Credit Agreement, dated as of December 11, 2002, between World Fuel Services Corporation and LaSalle Bank National Association.

(.6) Third Amendment to Credit Agreement, dated as of February 24, 2003, between World Fuel Services Corporation and LaSalle Bank National Association.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Certified Public Accountants.

(99)	Certifications

(.1) Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(.2) Chief Operating Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(.3) Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)           No reports on Form 8-K were filed during the quarter ended December 31, 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of World Fuel Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries (the “Company”) at December 31, 2002 and March 31, 2002, and the results of their operations and their cash flows for the nine months ended December 31, 2002 and for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and other Intangible Assets,” the Company changed its method of accounting for goodwill effective April 1, 2001. In addition, as discussed in Note 5, pursuant to the adoption of the accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” effective April 1, 2002, the Company changed its accounting for the fair value of prospectively granted options.

/s/ PRICEWATERHOUSECOOPERS LLP

Miami, Florida February 21, 2003

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

/s/ ARTHUR ANDERSEN LLP

Miami, Florida, May 30, 2001.

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain years, which are not required to be presented in the accompanying consolidated financial statements as of and for the nine months ended December 31, 2002. In addition, this previously issued Andersen report includes reference to Schedule II, which was omitted in this report since the required information is set forth in Note 1 to the accompanying consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of

	December 31, 2002	March 31, 2002	March 31, 2001

Assets
Current assets:
Cash and cash equivalents	$57,776	$58,172	$38,977
Accounts and notes receivable, net of allowance for bad debts of $11,112 at December 31, 2002, $11,012 at March 31, 2002, and $11,167 at March 31, 2001	177,360	132,586	125,863
Inventories	5,144	2,219	5,009
Prepaid expenses and other current assets	22,300	20,162	18,376

Total current assets	262,580	213,139	188,225

Property and equipment:
Leasehold and improvements	462	302	357
Office equipment, furniture, computer equipment and software	12,492	11,754	10,904
Construction in progress - corporate office	1,946	—	—

	14,900	12,056	11,261
Less accumulated depreciation and amortization	8,026	6,438	5,130

	6,874	5,618	6,131

Other:
Goodwill, net of amortization of $3,490	34,003	34,003	24,598
Identifiable intangible asset, net of amortization of $368 at December 31, 2002 and $92 at March 31, 2002	1,472	1,748	—
Other assets	7,358	3,415	3,211

	$312,287	$257,923	$222,165

Liabilities
Current liabilities:
Short-term debt	$2,527	$5,710	$2,321
Accounts payable	97,560	82,904	69,147
Accrued expenses	66,012	30,806	28,465
Customer deposits	5,264	3,819	5,781
Accrued salaries and wages	5,634	6,461	5,144
Income taxes payable	3,362	4,151	1,581

Total current liabilities	180,359	133,851	112,439

Long-term liabilities	4,198	7,633	5,866

	184,557	141,484	118,305

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—	—
Common stock, $0.01 par value; shares of 25,000 authorized, issued and outstanding shares of 12,765 at December 31, 2002 and March 31, 2002, and 12,541 at March 31, 2001	128	128	125
Capital in excess of par value	32,595	29,691	26,889
Retained earnings	114,334	106,841	93,770
Unearned deferred compensation	(1,886)	(116)	—

Treasury stock, at cost; shares of 2,071 at December 31, 2002, 2,388 at March 31, 2002, and 2,138 at March 31, 2001	(17,441)	(20,105)	(16,924)

	127,730	116,439	103,860

	$312,287	$257,923	$222,165

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)
Revenue	$1,546,897	$1,013,781	$1,365,065	$1,529,242	$1,200,297
Cost of sales	(1,483,976)	(958,753)	(1,288,891)	(1,457,500)	(1,136,052)

Gross profit	62,921	55,028	76,174	71,742	64,245

Operating expenses:
Salaries and wages	(23,484)	(22,445)	(30,515)	(26,299)	(21,587)
Executive severance charges	(4,492)	—	—	(3,505)	—
Provision for bad debts	(2,182)	(3,244)	(3,928)	(7,909)	(19,250)
Other	(18,977)	(14,433)	(20,442)	(19,877)	(16,490)

	(49,135)	(40,122)	(54,885)	(57,590)	(57,327)

Income from operations	13,786	14,906	21,289	14,152	6,918

Other (expense) income, net:
Interest income	1,227	1,499	1,819	1,965	1,330
Interest expense	(389)	(328)	(541)	(348)	(953)
Earnings (losses) from aviation joint ventures, net	310	313	416	24	(1,955)
Non-recurring (charge) credit	(1,577)	1,000	1,000	365	(4,045)
Other, net	(1,601)	(651)	(757)	185	(23)

	(2,030)	1,833	1,937	2,191	(5,646)

Income from continuing operations before income taxes	11,756	16,739	23,226	16,343	1,272
Provision for income taxes	(1,884)	(3,977)	(5,991)	(4,557)	(1,444)

Income (loss) from continuing operations	9,872	12,762	17,235	11,786	(172)
Discontinued operations, net of tax	—	—	—	(1,152)	9,807

Net income	$9,872	$12,762	$17,235	$10,634	$9,635

Basic earnings (loss) per share:
Continuing operations	$0.94	$1.23	$1.66	$1.11	$(0.01)
Discontinued operations	—	—	—	(0.11)	0.81

Net income	$0.94	$1.23	$1.66	$1.00	$0.80

Weighted average shares - basic	10,468	10,378	10,381	10,644	12,045

Diluted earnings (loss) per share:
Continuing operations	$0.91	$1.20	$1.62	$1.11	$(0.01)
Discontinued operations	—	—	—	(0.11)	0.81

Net income	$0.91	$1.20	$1.62	$1.00	$0.80

Weighted average shares - diluted	10,900	10,652	10,646	10,663	12,045

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock					Treasury Stock

	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Unearned Deferred Compensation	Shares	Amount	Total

Balance at March 31, 1999	12,534	$125	$26,769	$78,000	—	346	$(4,097)	$100,797
Net income	—	—	—	9,635	—	—	—	9,635
Cash dividends declared	—	—	—	(2,379)	—	—	—	(2,379)
Purchases of stock	—	—	—	—	—	1,194	(8,423)	(8,423)
Other	3	—	31	—	—	—	—	31

Balance at March 31, 2000	12,537	125	26,800	85,256	—	1,540	(12,520)	99,661
Net income	—	—	—	10,634	—	—	—	10,634
Cash dividends declared	—	—	—	(2,120)	—	—	—	(2,120)
Purchases of stock	—	—	—	—	—	598	(4,404)	(4,404)
Other	4	—	89	—	—	—	—	89

Balance at March 31, 2001	12,541	125	26,889	93,770	—	2,138	(16,924)	103,860
Net income	—	—	—	17,235	—	—	—	17,235
Cash dividends declared	—	—	—	(4,164)	—	—	—	(4,164)
Purchases of stock	—	—	—	—	—	259	(3,257)	(3,257)
Issuance of restricted stock	25	1	297	—	(298)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	182	—	—	182
Exercise of stock options, including income tax benefit of $383	196	2	2,466	—	—	(9)	76	2,544
Other	3	—	39	—	—	—	—	39

Balance at March 31, 2002	12,765	128	29,691	106,841	(116)	2,388	(20,105)	116,439
Net income	—	—	—	9,872	—	—	—	9,872
Cash dividends declared	—	—	—	(2,379)	—	—	—	(2,379)
Issuance of restricted stock and options	—	—	1,327	—	(2,133)	(96)	806	—
Amortization of unearned deferred compensation	—	—	—	—	363	—	—	363
Exercise of stock options, including income tax benefit of $475	—	—	1,531	—	—	(217)	1,824	3,355
Other	—	—	46	—	—	(4)	34	80

Balance at December 31, 2002	12,765	$128	$32,595	$114,334	$(1,886)	2,071	$(17,441)	$127,730

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$9,872	$12,762	$17,235	$11,786	$(172)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities -
Provision for bad debts	2,182	3,244	3,928	7,909	19,250
Depreciation and amortization	2,222	1,296	1,939	2,350	2,430
Deferred income tax benefit	(618)	(607)	(2,163)	(743)	(2,762)
(Earnings) losses from aviation joint ventures, net	(310)	(313)	(416)	(24)	1,955
Non-recurring charges (credit)	1,577	—	—	(365)	4,045
Unearned deferred compensation amortization	363	39	182	—	—
Other non-cash operating charges	228	(195)	(131)	155	21
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(46,956)	26,983	8,103	9,000	(68,174)
Inventories	(2,925)	2,107	2,790	5,409	(5,100)
Prepaid expenses and other current assets	(7,509)	1,180	460	(1,106)	1,348
Other assets	157	430	(293)	347	50
Accounts payable and accrued expenses	49,834	(21,395)	712	(10,213)	57,589
Customer deposits	1,445	(1,643)	(1,962)	2,764	(1,057)
Accrued salaries and wages	(827)	(145)	1,317	1,586	9
Income taxes payable	(789)	(158)	2,450	162	(233)
Deferred compensation	(1,712)	(183)	60	(880)	77

Total adjustments	(3,638)	10,640	16,976	16,351	9,448

Net cash provided by continuing operating activities	6,234	23,402	34,211	28,137	9,276

Cash flows from investing activities:
Capital expenditures	(2,755)	(978)	(1,436)	(2,684)	(1,860)
Proceeds from the sale of leasehold property	—	296	296	—	—
Payment for acquisition of businesses	—	(3,113)	(8,574)	(1,824)	(4,184)
Proceeds from the sale of oil-recycling segment	—	—	—	—	28,000
Investment in aviation joint venture	—	—	—	(1,036)	—
Advances to aviation joint venture, net	—	—	—	—	(409)

Net cash (used in) provided by investing activities	(2,755)	(3,795)	(9,714)	(5,544)	21,547

Cash flows from financing activities:
Dividends paid on common stock	(2,351)	(3,121)	(3,906)	(2,154)	(2,434)
Purchases of treasury stock	—	(1,279)	(3,257)	(4,404)	(8,423)
Repayment of debt	(4,404)	(1,510)	(2,050)	(18)	(1,456)
Proceeds from exercise of stock options	2,880	1,755	2,161	—	10
Payments under revolving credit facility, net	—	—	—	—	(4,000)

Net cash used in financing activities	(3,875)	(4,155)	(7,052)	(6,576)	(16,303)

Discontinued operations	—	1,750	1,750	(9,813)	1,726

Net (decrease) increase in cash and cash equivalents	(396)	17,202	19,195	6,204	16,246
Cash and cash equivalents, at beginning of period	58,172	38,977	38,977	32,773	16,527

Cash and cash equivalents, at end of period	$57,776	$56,179	$58,172	$38,977	$32,773

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Continued)

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)
Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$761	$265	$397	$254	$838

Income taxes	$6,749	$4,720	$5,600	$14,752	$4,280

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method for the nine months ended December 31, 2001 and the years ended March 31, 2002, 2001, and 2000. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid:

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)

Accounts receivable	$—	$—	$18,754	$—	$192
Prepaid and other current assets	—	—	232	—	63
Property and equipment	—	—	—	—	152
Goodwill	—	5,113	9,405	2,364	8,520
Identifiable intangible assets	—	—	1,840	—	—
Short-term debt	—	—	(1,500)	—	(197)
Promissory notes, short-term portion	—	(1,000)	(1,952)	(540)	(1,262)
Accounts payable	—	—	(14,666)	—	(227)
Accrued expenses	—	—	(462)	—	(51)
Income tax payable	—	—	(29)	—	(18)
Promissory notes, long-term portion	—	(1,000)	(3,048)	—	(2,988)

Cash paid	$—	$3,113	$8,574	$1,824	$4,184

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, totaled $806 thousand at December 31, 2002, $783 thousand at December 31, 2001, $778 thousand at March 31, 2002, $520 thousand at March 31, 2001 and $554 thousand at March 31, 2000, and paid these dividends in January 2003 and 2002, April 2002, 2001, and 2000, respectively.

During the nine months ended December 31, 2002, in connection with the construction of our new corporate office, we recorded leasehold improvements of $484 thousand, which was paid by the landlord as an office construction allowance. As of December 31, 2002, the leasehold improvements for our new corporate office was included in Construction in progress – corporate office and the related deferred rental credit was included in Long-term liabilities. The deferred rental credit is being amortized on a straight-line basis over the lease period of the new corporate office.

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

In January 2002 and April 1999, we assumed short-term debt of $1.5 million and $197 thousand, respectively, in connection with the acquisition of businesses. See Notes 1 and 3 to the consolidated financial statements for additional information.

In connection with our aviation joint venture investment in December 2000, we issued a non-interest bearing promissory note of $1.9 million after discounting the promissory note at 9%. For additional information, see Notes 1, 3, and 7 to the consolidated financial statements.

Effective April 1, 2002, we adopted the accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock-based awards to our employees and non-employee directors. Under the provision of SFAS 123, we recorded, as of the grant date, the fair value of awards granted as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual award. Stock-based awards granted prior to April 1, 2002, continued to be accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For the nine months ended December 31, 2002, we granted options to purchase 81 thousand shares at an aggregate value of $215 thousand and amortization of $59 thousand was recognized as compensation expense. See Note 5 to the consolidated financial statements for additional information.

Beginning in October 2001, under the 2001 Omnibus Plan, we started granting shares of restricted common stock to our employees. The fair value of the restricted stock, based on the market value of our common stock on the date of grant, is recorded as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant. In October 2001, we granted 25 thousand shares at a value of $298 thousand and recorded compensation expense for the amortization of $182 thousand for the year ended March 31, 2002, of which $39 thousand was recorded for the nine months ended December 31, 2001. During the nine months ended December 31, 2002, we granted 96 thousand restricted shares at an aggregate value of $1.9 million and recorded amortization of $363 thousand as compensation expense. See Note 5 to the consolidated financial statements for additional information.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Results for the Nine Months ended December 31, 2001 are Unaudited)

1.         Nature of Business and Significant Accounting Policies

Nature of Business

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the nine months ended December 31, 2001, presented in this Form 10-K for comparison, are unaudited.

World Fuel Services Corporation began operations in 1984 as a used oil-recycler in the southeast United States. However, after 16 years, we sold our oil-recycling business in February 2000. In 1986, we diversified our operations by entering the aviation fuel services business through an acquisition. This new segment expanded rapidly, from a business primarily concentrated in Florida, to an international sales company covering airports throughout most of the world. Expansion was accomplished by establishing new offices and through acquisitions. In 1995, we further diversified our fuel services operations by entering the marine fuel services business through the acquisition of the Trans-Tec Services group of companies.

In April 1999, we continued the expansion of our global presence in the marine fuel services business by acquiring the operations of the Bunkerfuels group of companies, a worldwide seller and marketer of marine fuel services. We paid $4.2 million in cash, including $78 thousand in acquisition costs, and $4.25 million in the form of 7.75% promissory notes, due and paid over three years through April 2002. The acquisition was accounted for as a purchase. Accordingly, the results of operations of the Bunkerfuels group of companies were included with our results of operations since April 1999. Goodwill, representing our cost in excess of net assets acquired, amounted to approximately $8.5 million. No other significant intangible assets existed at the date of acquisition.

In December 2000, we entered into an aviation joint venture with Signature Flight Support Corporation (“Signature”), a Delaware corporation, through the acquisition of a 50% equity interest in PAFCO, L.L.C. (“PAFCO”) from Signature for $1.0 million in cash, and $2.5 million in the form of a non-interest bearing promissory note, payable over five years through January 2006. Due to a price adjustment, the first installment was approximately $400 thousand and paid in May 2002, and the second installment of $500 thousand was paid in January 2003. PAFCO markets aviation fuel and related services. Under the equity method of accounting, we have recorded our share of PAFCO’s results since January 1, 2001. Goodwill related to the cost in excess of 50% of the net assets of PAFCO, amounted to approximately $2.9 million, after discounting the promissory note at an interest rate of 9%, and including $79 thousand in acquisition costs and the price adjustment. No other significant intangible assets existed at the date of acquisition. See Note 7 for additional information.

In February 2001 and March 2001, we acquired the assets of Norse Bunker A.S., a Norway corporation, and the stock of TransportEdge, Inc., a Delaware corporation, respectively, for an aggregate purchase price of $2.4 million, including $64 thousand in acquisition costs. The aggregate purchase price consisted of $1.8 million in cash and $540 thousand in the form of a 7% promissory note, due and paid in February 2002. The acquisitions of Norse Bunker A.S., a marine fuel marketer, and TransportEdge, Inc., a software development company, were accounted for as purchases. Accordingly, the operations of these acquisitions have been included in our operating results since their respective dates of acquisition. The cost in excess of net assets acquired, or goodwill, for these acquisitions amounted to $2.4 million. No other significant intangible assets existed at the dates of the acquisitions.

Acquisitions in our marine segment continued in April 2001 and January 2002 with the stock acquisitions of Marine Energy Arabia Establishment Ltd., a British Virgin Islands (“BVI”) corporation, and the Oil Shipping group of companies, respectively. Both of these companies sell and market marine fuel services. The aggregate purchase price of these acquisitions was $13.6 million, including $175 thousand in acquisition costs. The components of the aggregate purchase price were $8.6 million in cash and the remainder in promissory notes. The promissory notes consisted of a $2.0 million note bearing interest of 7%, payable over two years with the first installment paid in April 2002, and a $3.3 million non-interest bearing note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable annually over three years through January 2005 with approximately $73 thousand paid in July 2002 and $1.1 million paid in January 2003, which represented the remaining first installment balance. Both of these acquisitions were accounted for as purchases and the operations of these acquisitions have been included in our operating results since their respective dates of acquisition. Goodwill, representing the cost in excess of net assets acquired, for these acquisitions totaled $9.4 million. At the date of our January 2002 acquisition, we identified an intangible asset of approximately $1.8 million, relating to customer relations. This intangible asset is being amortized over five years using the straight-line method.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Our cash equivalents consist principally of bank repurchase agreements collateralized by the United States Government, bank money market accounts, and commercial paper rated A1P1.

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. We had accounts and notes receivable of $177.4 million, net of allowance for bad debts of $11.1 million, as of December 31, 2002. At March 31, 2002 and 2001, we had accounts and notes receivable of $132.6 million and $125.9 million, net of allowance for bad debts of $11.0 million and $11.2 million, respectively. The allowance for bad debts at December 31, 2002, March 31, 2002 and 2001 included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Also, as of March 31, 2001, we established additional specific allowances for two other customers. Our general allowances for all other customers amounted to $8.1 million at December 31, 2002 and March 31, 2001, and $8.0 million at March 31, 2002.

The following table sets forth activities in our allowance for bad debts (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(unaudited)
Balance at beginning of period	$11,012	$11,167	$11,167	$15,202	$6,709
Charges to provision for bad debts	2,182	3,244	3,928	7,909	19,250
Write-off of uncollectible accounts receivable	(2,473)	(3,608)	(4,288)	(12,145)	(11,243)
Recoveries of bad debts	391	198	205	201	486

Balance at end of period	$11,112	$11,001	$11,012	$11,167	$15,202

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

Effective April 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138 and various interpretations of the Derivatives Implementation Task Force (collectively, SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability, and measured at fair value.

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

As of December 31, 2002, we have recorded our swap contracts at their fair value of $9.5 million. In the accompanying Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses since our OCI amounts for swap contracts fully offset at December 31, 2002. During the nine months ended December 31, 2002, all net changes in the fair value of our cash flow hedges were immaterial, as were any ineffective portions of these hedges. No cash flow hedges were derecognized or discontinued during the nine months ended December 31, 2002, and the amount of estimated unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months is not material.

Prior to April 2001, the fair values of our swap contracts were not recorded in our financial statements. Any differences paid or received on swap contracts were recognized as adjustments to earnings over the life of the contracts. Any gains or losses on sale commitments were recognized as adjustments to earnings as part of cost of sales upon the delivery of fuel or maturity of the commitment.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Years

Leasehold and improvements	5 - 10
Office equipment, furniture, computer equipment and software	3 – 7

Costs of major additions and improvements, including appropriate interest, are capitalized and expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Computer software costs are accounted for under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. In March 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-2, “Accounting for Web Site Development Costs,” which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. As of December 31, 2002, March 31, 2002 and 2001, capitalized computer software costs, including web site development costs, amounted to $3.0 million, $3.5 million, and $3.7 million, net of accumulated amortization of $2.8 million, $1.8 million, and $1.1 million, respectively.

In February 2003, we moved our corporate office from 700 South Royal Poinciana Boulevard in Miami Springs to 9800 Northwest 41st Street in Miami. As of December 31, 2002, leasehold improvements for our new corporate office, office equipment and furniture totaling approximately $1.9 million was included in Construction in progress – corporate office in the accompanying Consolidated Balance Sheets.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of approximately $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2002, and March 31, 2002 and 2001. The identifiable intangible asset for customer relations existing at the date of acquisition of $1.8 million was recorded and is being amortized over its useful life of five years. Effective April 2001, as permitted, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142. We recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, for the year ended March 31, 2001 and $730 thousand for the year ended March 31, 2000. We recorded amortization of our identifiable intangible asset of $276 thousand for the nine months ended December 31, 2002 and $92 thousand for the year ended March 31, 2002.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

In accordance with SFAS No. 142, the following pro forma information is presented (in thousands, except earnings per share):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(unaudited)
Net income:
Reported net income	$9,872	$12,762	$17,235	$10,634	$9,635
Add back: Goodwill amortization, net of tax	—	—	—	636	573

Adjusted net income	$9,872	$12,762	$17,235	$11,270	$10,208

Basic earnings per share:
Reported earnings per share	$0.94	$1.23	$1.66	$1.00	$0.80
Add back: Goodwill amortization, net of tax	—	—	—	0.06	0.05

Adjusted earnings per share	$0.94	$1.23	$1.66	$1.06	$0.85

Diluted earnings per share:
Reported earnings per share	$0.91	$1.20	$1.62	$1.00	$0.80
Add back: Goodwill amortization, net of tax	—	—	—	0.06	0.05

Adjusted earnings per share	$0.91	$1.20	$1.62	$1.06	$0.85

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding, non-vested restricted common stock and common stock equivalents arising out of employee stock options and non-employee stock options and warrants. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

	(unaudited)
Basic weighted average shares	10,468	10,378	10,381	10,644	12,045
Restricted stock weighted average shares	72	7	12	—	—
Common stock equivalents	360	267	253	19	—

Diluted weighted average shares used in the calculation of diluted earnings per share	10,900	10,652	10,646	10,663	12,045

Weighted average shares of stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,168	1,524	1,087	184	—

Weighted average shares of stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	168	474	415	1,029	1,097

Foreign Currency

Our primary functional currency is the U.S. Dollar, which also serves as our reporting currency. Our non-U.S. entities translate their monetary assets and liabilities, denominated in foreign currencies, at fiscal year-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the year, except for depreciation which was translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of non-U.S. entities’ assets, liabilities, income, and expense were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred and ended, and amounted to net losses of $1.2 million for the nine months ended December 31, 2002, and $127 thousand and $428 thousand for the years ended March 31, 2001 and 2000, respectively, and net gains of $77 thousand for the nine months ended December 31, 2001 and $134 thousand for the year ended March 31, 2002, respectively.

Some of our aviation fuel purchases are denominated in local currency. Realized foreign currency exchange gains and losses on transactions were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred, and amounted to net losses of $364 thousand and $1.0 million for the nine months ended December 31, 2002 and 2001, respectively, and $1.2 million and $312 thousand for the years ended March 31, 2002 and 2000, respectively, and a net gain of $376 thousand for the year ended March 31, 2001.

Comprehensive Income

There were no significant items of other comprehensive income, and, thus, net income was equal to comprehensive income for all periods presented.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, considerable judgment was required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts we could realize in a current market exchange.

Accounts and notes receivable, net, and accounts payable are reflected in the accompanying Consolidated Balance Sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

We estimate the fair value of our long-term debt generally using discounted cash flow analysis based on our current borrowing rates for similar types of debt. As of December 31, 2002, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

Recent Accounting Pronouncements

In April 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies and expands on the existing disclosure requirements for guarantees. FIN No. 45 also requires recognition of a liability at fair value of a company’s obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that our consolidated financial statements as of and for the nine months ended December 31, 2002 are in compliance with the disclosure requirements of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We are currently evaluating the impact of FIN No. 45, if any, on our financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. Since currently we do not have variable interest entities, we do not believe that the implementation of FIN No. 46 will have a material effect on our consolidated financial statements and related disclosures.

2.         Discontinued Operations

In January 2000, our Board of Directors authorized the sale of our oil-recycling segment. Accordingly, as of December 1999, we reported our oil-recycling segment as a discontinued operation. Financial results for periods prior to the dates of discontinuance have been reclassified to reflect continuing operations.

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

In March 2001, we entered into a settlement agreement with EarthCare (the “Settlement Agreement”) which dismissed the pending proceedings. Pursuant to this settlement, in April 2001, we received $1.75 million from EarthCare in settlement of amounts due to us. The Settlement Agreement also released us from all indemnifications previously provided to EarthCare, including environmental indemnifications, as stated in the original purchase agreement for the IPC companies. The settlement resulted in a reduction in the amount of assets we ultimately realized in connection with the discontinuance of our used oil-recycling business. Accordingly, this was reflected as a non-recurring after-tax charge of $656 thousand to our discontinued operations for the year ended March 31, 2001. We also recorded additional income taxes of $496 thousand associated with the discontinued operations based on the actual income tax returns filed for the year ended March 31, 2000. As of March 31, 2001, the $1.75 million settlement was included in Prepaid expenses and other current assets.

As part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare, agreed to purchase the EarthCare stock owned by us for approximately $5.0 million. In May 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. We commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by us.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Mr. Moorehead to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. As of March 31, 2002 and 2001, a receivable from Mr. Moorehead of approximately $4.3 million and $5.0 million, respectively, was included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. We had been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. As a result of the receiver’s activities, we received several offers from Mr. Moorehead to settle the outstanding balance on our judgment and received $350 thousand of principal and interest payments from Mr. Moorehead from May 2002 to August 2002, resulting in a total principal and interest collection of approximately $1.1 million. Finally, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, during the nine months ended December 31, 2002, we recorded a non-recurring charge of approximately $1.6 million, which includes $346 thousand of legal and receiver fees. See Note 6, Commitments and Contingencies – Legal matters, for additional information.

During the year ended March 31, 2000, we recognized net income of $9.8 million on the disposal of our oil-recycling segment. Net income from discontinued operations included $1.6 million, net of $980 thousand in taxes, for the oil-recycling segment operating income for the ten months ended January 31, 2000, the measurement date, and $8.2 million, net of $5.2 million in taxes and $92 thousand in provision for certain costs during the phase-out period, for the gain on sale of the segment. Revenue applicable to the discontinued operations was $22.5 million for the year ended March 31, 2000. Income from operations of the discontinued operations for the year ended March 31, 2000 was $2.5 million.

3.         Debt

In December 2001, we obtained a new credit facility from a different bank to replace our former credit facility. Our credit facility, as amended, has a credit limit of $40.0 million with a sublimit of $30.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates. Interest is payable quarterly in arrears. The credit facility agreement expires on December 7, 2005. The credit facility agreement imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances, and issue letters of credit, and may have a material adverse effect on us.

As of December 31, 2002, we had no borrowings under the credit facility. Letters of credit of $14.4 million were outstanding, at December 31, 2002, under the credit facility agreement. A majority of these letters of credit, provided to certain suppliers under the normal course of business, expire within one year from their issuance, and expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of

	December 31, 2002	March 31, 2002	March 31, 2001

Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:

Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $226 at December 31, 2002, and $335 and $513 at March 31, 2002 and 2001, respectively, with an adjusted first installment of $400 paid in May 2002 and a second installment of $500 paid in January 2003	$1,774	$2,065	$1,987

Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5%) of $152 and $263 at December 31, 2002 and March 31, 2002, respectively, with approximately $73 paid in July 2002 and the remainder of the first installment of approximately $1,027 paid in January 2003	3,074	3,037	—

7.0% promissory note, payable annually through April 2003 with the first installment paid in April 2002	1,000	2,000	—

7.75% promissory note, paid in April 2002, secured by letters of credit which expired in April 2002	—	1,430	2,832

7.0% promissory note, paid in February 2002	—	—	540

3.68% bank loan assumed in connection with a business acquisition, paid in September 2002	—	1,500	—

Other	—	—	120

Total debt	$5,848	$10,032	$5,479

Short-term debt	$2,527	$5,710	$2,321

Long-term debt	$3,321	$4,322	$3,158

As of December 31, 2002, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year Ending December 31,

2003	$2,527
2004	1,385
2005	1,469
2006	467

$5,848

4.         Income Taxes

U.S. and non-U.S. income (loss) from continuing operations before income taxes, based on the country of incorporation of World Fuel Services Corporation and subsidiaries, consist of the following (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(unaudited)

United States	$(5,674)	$(1,536)	$(1,051)	$(5,014)	$(1,769)
Non-U.S.	17,430	18,275	24,277	21,357	3,041

	$11,756	$16,739	$23,226	$16,343	$1,272

The provision (benefit) for income taxes related to continuing operations consist of the following components (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(unaudited)
Current:
U.S. federal	$(805)	$(197)	$948	$106	$584
State	140	37	449	(99)	(386)
Non-U.S.	3,167	4,744	6,757	5,293	4,008

	2,502	4,584	8,154	5,300	4,206

Deferred:
U.S. federal	(211)	(222)	(486)	(1,109)	(479)
State	(288)	53	(537)	233	(139)
Non-U.S.	(119)	(438)	(1,140)	133	(2,144)

	(618)	(607)	(2,163)	(743)	(2,762)

Total	$1,884	$3,977	$5,991	$4,557	$1,444

Our share of undistributed earnings of non-U.S. subsidiaries, not included in the consolidated U.S. federal income tax return which could be subject to additional U.S. federal income taxes, if remitted, was approximately $60.3 million at December 31, 2002, and $49.9 million and $39.5 million at March 31, 2002 and 2001, respectively. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings and it is not practicable to estimate the amount of such taxes. During the year ended March 31, 2002, our non-U.S. subsidiaries remitted to us previously taxed earnings of $6.0 million. As part of our global tax restructuring, our non-U.S. subsidiaries declared and paid to us dividends of $21.5 million during the year ended March 31, 2001.

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(unaudited)

U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%	34.0%
Non-deductible goodwill amortization	—	—	—	0.6	8.0
Other permanent differences	2.6	0.4	0.3	0.5	5.3
State income taxes, net of U.S. federal income tax benefit	1.1	0.4	2.9	5.7	1.0
Foreign earnings, net of foreign taxes	(21.7)	(11.0)	(11.4)	(12.9)	65.2

Effective income tax rate	16.0%	23.8%	25.8%	27.9%	113.5%

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of

	December 31, 2002	March 31, 2002	March 31, 2001

Excess of provision for bad debts over charge-offs	$4,971	$5,131	$4,330
Income tax credits	3,325	4,118	2,491
Net operating loss	2,231	—	—
Excess of tax over financial reporting for depreciation of fixed assets	(559)	(612)	(432)
Excess of tax over financial reporting amortization of of identifiable intangibles and goodwill	(1,924)	(1,364)	(963)
Accrued compensation expenses recognized for financial reporting purposes, not currently tax deductible	707	1,167	1,005
Accrued expenses recognized for financial reporting purposes, not curently tax deductible	1,186	579	(49)

Total deferred income tax assets, net	$9,937	$9,019	$6,382

Deferred income tax assets, current	$5,837	$10,226	$7,045

Deferred income tax assets, non-current	$4,100	$—	$—

Deferred income tax liabilities, non-current	$—	$1,207	$663

The deferred current and non-current income tax assets, and deferred non-current income tax liabilities are included in Prepaid expenses and other current assets, Other assets, and Long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. As of December 31, 2002, we have foreign income tax credit carryovers of approximately $2.8 million, which begin to expire in 2005. Additionally, we have an alternative minimum tax (“AMT”) credit carryforward of approximately $486 thousand, which can be used to offset our regular income tax payable in future fiscal years. The AMT credit has an indefinite carryforward period.

At December 31, 2002, we have U.S. federal, state, and non-U.S. non-capital net operating losses of approximately $5.3 million, $5.0 million, and $300 thousand. Current U.S. federal tax laws allow net operating losses to be carried back five years, or forward for 20 years, and we are currently evaluating the available carry periods to maximize our tax benefits. The U.S. federal, state, and non-U.S. non-capital net operating losses, if unused, will start to expire, in varying amounts, after 2022, 2020, and 2011, respectively.

Also, at December 31, 2002, we have U.S. federal capital losses of approximately $1.6 million. Current U.S. federal laws allow capital losses to be carried back three years and forward five years, and we are currently evaluating the available carry periods to maximize our tax benefits. The capital losses, if unused, will expire in 2007.

During the year ended March 31, 2002, the Internal Revenue Service (“IRS”) completed an examination of our consolidated U.S. Federal income tax returns for the years ended March 31, 1999 and 1998. The results of the IRS examination did not have a material effect on our consolidated financial statements.

5.             Stockholders’ Equity

Common Stock Grants

During the nine months ended December 31, 2002 and the years ended March 31, 2002, 2001 and 2000, we issued 3,500 shares, 3,000 shares, 2,500 shares, and 2,000 shares, respectively, of our common stock to our non-employee directors pursuant to a stock grant program whereby each non-employee director is given an annual stock grant of 500 shares of our common stock. In September 2002, two non-employee directors received an additional common stock grant of 300 shares. In January 2001, we issued an additional 1,000 shares of our common stock to one non-employee director. These additional common stock grants were for additional services performed by such individuals for the Board of Directors committees. Based on the market value of our common stock on the date of grant, we recorded non-employee director compensation cost of $35 thousand for the nine months ended December 31, 2002, and $39 thousand, $29 thousand, and $31 thousand for the years ended March 31, 2002, 2001, and 2000.

Dividends

We declared cash dividends of $0.225 and $0.325 per share of common stock for the nine months ended December 31, 2002 and 2001, respectively, $0.40 per share of common stock for the year ended March 31, 2002, and $0.20 per share of common stock for the years ended March 31, 2001 and 2000. Included in the cash dividend for the nine months ended December 31, 2001 and the year ended March 31, 2002 was a special cash dividend of $0.10 declared in May 2001.

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we could repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The following summarizes the status of our treasury stock repurchase programs at December 31, 2002 (in thousands, except average price per share data):

		Repurchases

Repurchase Program	Authorized Stock Repurchases	Shares	Aggregate Cost	Average Price	Remaining Authorized Stock Repurchases

August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock in 1998 with an aggregate cost of $194 thousand.

Our Board of Directors also resolved that the repurchased shares may be reissued for any proper corporate purpose, including without limitation, future acquisitions. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors. The difference between the aggregate cost of the repurchased shares and the fair value of the restricted stock grants at the date of grant or the proceeds from the employee stock option exercises is recorded in Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of December 31, 2002, we have reissued 326 thousand shares of treasury stock with an aggregate cost of $2.7 million.

Employee and Non-Employee Directors Stock Options

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at December 31, 2002 under the 1986 Plan expire between January 2005 and March 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2002 under the 1996 Plan expire between August 2006 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of December 31, 2002, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. As of December 31, 2002, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 797 thousand shares, of which 117 thousand shares are subject to stock options already issued and an additional 121 thousand shares have been issued as restricted stock grants.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The term and vesting period of awards granted under the 2001 Plan is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at December 31, 2002 under the 2001 Plan expire between September 2006 and December 2007.

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended. The Directors Plan permits the issuance of options to purchase up to an aggregate of 150 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2002 under the Directors Plan expire between August 2003 and August 2007.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options expire in January 2005.

As of December 31, 2002, the following table summarizes the outstanding stock options which were issued pursuant to the plans described above, and the options issued outside the plans in 1995 (in thousands, except weighted-average exercise price):

Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options, and warrant	(b) Weighted-average exercise price of Outstanding Options, and warrant	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

2001 Plan	117	$ 16.21	559
1996 Plan	923	13.11	—
1986 Plan	57	6.89	—
Directors Plan	80	15.33	6
1995 non-qualified options (1)	26	6.89	—

	1,203	$ 13.13	565

(1)   These options were not approved by shareholders. All other plans shown in the table were approved by shareholders.

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for the nine months ended December 31, 2002, and the years ended March 31, 2002, 2001, and 2000 (in thousands, except weighted-average exercise price):

	Options Outstanding		Options Exercisable

	Options	Weighted- Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at March 31, 1999	1,056	$14.36	471	$9.99
Granted	64	11.79
Exercised	(2)	6.89
Forfeited/expired	(30)	11.42

Options outstanding at March 31, 2000	1,088	14.30	602	12.22
Granted	428	8.20
Forfeited/expired	(58)	14.04

Options outstanding at March 31, 2001	1,458	12.52	1,130	13.14
Granted	148	13.38
Exercised	(205)	10.53
Forfeited/expired	(30)	12.59

Options outstanding at March 31, 2002	1,371	12.90	1,123	13.15
Granted	81	18.52
Exercised	(221)	13.46
Forfeited/expired	(28)	17.39

Options outstanding at December 31, 2002	1,203	$13.13	949	$12.89

The following table summarizes the exercise prices of our stock options outstanding and exercisable at December 31, 2002 (in thousands, except exercise price data and contractual life):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Options	Weighted - Average Remaining Contractual Life (in Years)	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

$ 6.89 to $9.25	459	6.8	$7.96	392	$7.78
$10.75 to $13.69	333	4.9	11.65	246	11.56
$16.71 to $21.63	411	5.1	20.10	311	20.39

Total	1,203		$13.13	949	$12.89

Effective April 1, 2002, we adopted the accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock options granted to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock option granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For the nine months ended December 31, 2002, we granted stock options to purchase 81 thousand shares of our common stock at an aggregate fair value of $215 thousand and recorded amortization of $59 thousand for employee and non-employee director compensation cost. As of December 31, 2002, the unearned deferred compensation for stock options granted to our employees and non-employee directors was $156 thousand.

For stock options granted prior to April 1, 2002, we continued using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant. As required, the following table reflects pro forma net income and diluted earnings per share had stock options granted prior to April 1, 2002 been accounted for under the fair value recognition provision of SFAS 123 (in thousands, except earnings per share):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

Net income:
As reported	$9,872	$12,762	$17,235	$10,634	$9,635
Pro forma	9,770	12,629	17,057	10,199	9,152
Basic earnings per share:
As reported	$0.94	$1.23	$1.66	$1.00	$0.80
Pro forma	0.93	1.22	1.64	0.96	0.76
Diluted earnings per share:
As reported	$0.91	$1.20	$1.62	$1.00	$0.80
Pro forma	0.90	1.19	1.60	0.96	0.76

The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average fair value of the stock options granted for each of the following periods and the related weighted average assumptions:

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

Fair-value of stock option	$2.66	$2.36	$2.36	$2.12	$2.48
Expected life (in years)	2.86	4.00	4.00	4.00	4.00
Dividend yields	1.39%	2.16%	2.16%	1.74%	1.45%
Risk-free interest rates	2.47%	4.13%	4.13%	5.04%	5.06%
Volatility	18.80%	20.00%	20.00%	20.00%	20.00%

Restricted Common Stock

Beginning in October 2001, under the 2001 Omnibus Plan, we started granting shares of restricted common stock to our employees. The fair value of the restricted stock, based on the market value of our common stock on the date of grant, is recorded as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant. In October 2001, we granted 25 thousand shares at a value of $298 thousand and recorded amortization for employee compensation expense of $182 thousand for the year ended March 31, 2002, of which $39 thousand was recorded for the nine months ended December 31, 2001. During the nine months ended December 31, 2002, we granted 96 thousand restricted shares at an aggregate value of $1.9 million and recorded amortization of $304 thousand for employee compensation cost. As of December 31, 2002, the unearned deferred compensation for restricted common stock to our employees was approximately $1.7 million. At December 31, 2002, there were 115 thousand shares of unvested restricted stock, which will vest between October 2003 and September 2007.

Warrant

In July 2000, we granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to us. The warrant entitles the holder to purchase up to 50,000 shares of our common stock at an exercise price of $9.50 per share, for a period of three years. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued through Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we determined the fair value of this warrant to be approximately $60 thousand based on the Black-Scholes option-pricing model. In October 2000, we terminated our relationship with the investment-banking firm. Accordingly, we expensed the entire estimated value of this warrant during the year ended March 31, 2001. This warrant expires in July 2003.

6.         Commitments and Contingencies

Lease Commitments

As of December 31, 2002, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year Ending December 31,

2003	$1,382
2004	1,318
2005	1,132
2006	981
2007	855
Thereafter	3,308

$8,976

We incurred rental expense for all properties of $1.5 million and $1.1 million for the nine months ended December 31, 2002 and 2001, respectively, $1.5 million for the year ended March 31, 2002, and $1.3 million for each of the years ended March 31, 2001 and 2000.

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2002, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2002, we had $9.8 million in outstanding bonds.

Concentration of Credit Risk

Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We do not insure our receivables. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to ten non-governmental customers, and two of these customers have lines of credit ranging from $9.0 to $12.0 million. In our aviation fuel services segment, our largest credit line, extended to two non-governmental customers, is $4.0 million.

Since the sharp decline in world oil prices soon after the terrorist attacks of September 11th, world oil prices have been very volatile. Fuel costs represent a significant part of a vessel’s and airline’s operating expenses; accordingly, the volatility in fuel prices can adversely affect our customers’ business, and consequently our credit losses.

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

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries, continued conflicts and instability in the Middle East, Asia and Latin America, and military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Environmental and Other Liabilities; Uninsured Risks

In the marine and aviation fuel segments, we utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

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

Legal Matters

In July 2001, we settled litigation filed in February 2000 relating to a product theft off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million. In the accompanying Consolidated Statements of Income, the product theft was included as a non-recurring charge in Other income (expense), net during the year ended March 31, 2000 and the recovery was included as a non-recurring credit in Other income (expense), net for the year ended March 31, 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil-recycling operations in February 2000. From August 2001 to October 2001, we received principal and interest payments totaling $700 thousand from Mr. Moorehead. We had been pursuing collection of this judgment and, in May 2002, the court appointed a receiver to take possession and control of all nonexempt assets and property interests of Mr. Moorehead. As a result of the receiver’s activities, we received several offers from Mr. Moorehead to settle the outstanding balance on our judgment and received $350 thousand of principal and interest payments from Mr. Moorehead from May 2002 to August 2002, resulting in a total principal and interest collection of approximately $1.1 million. Lastly, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, during the nine months ended December 31, 2002, we recorded a non-recurring charge of $1.6 million, which includes $346 thousand for legal and receiver fees.

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). Page Avjet Fuel Corporation, now known as PAFCO L.L.C. (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

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

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation.

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

As part of our price risk management services, we offer to our marine and aviation customers fixed fuel prices on future sales with, or without, physical delivery of fuel. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases with, or without, physical delivery of fuel. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting stricter credit criteria.

As of December 31, 2002, we had 108 outstanding swaps contracts totaling approximately 209 thousand metric tons of marine fuel, expiring through December 2005, and 33 outstanding swaps contracts totaling 22.0 million gallons of aviation fuel, expiring through June 2003. Our policy is to not use derivative financial instruments for speculative purposes.

Employment Agreements

In July 2000, our Board of Directors terminated the employment of our Chairman of the Board of Directors (“Former Chairman”). Pursuant to the terms of our Former Chairman’s employment agreement, we were required to pay severance equal to three times the executive’s average salary and bonus during the five-year period preceding termination, plus all deferred compensation, including accrued interest. Accordingly, during the year ended March 31, 2001, we recorded an executive severance charge of $3.5 million and, in August 2000, paid our Former Chairman his executive severance plus deferred compensation, including accrued interest.

In July 2002, our Board of Directors elected a new Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”), and agreed to employ our former Chairman and CEO as an advisor to the new Chairman for a term of two years. During this two-year period, the advisor will receive a salary of $100 thousand per year, and he will not be an officer or director of the company. Pursuant to the terms of our former Chairman and CEO’s employment contract, changes in his compensation and responsibilities entitles him to receive a severance equal to three times his average salary and bonus during the five-year period preceding termination, plus all deferred compensation, including accrued interest. In addition, from July to September 2002, we terminated the employment of our former Chief Financial Officer, Chief Information Officer, and two other executives. Accordingly, for the nine months ended December 31, 2002, we recorded severance expense totaling $4.5 million, of which $3.7 million related to our former Chairman and CEO. In August 2002, we paid our former Chairman and CEO his executive severance plus deferred compensation, including accrued interest. The other executive severance amounts are paid on a monthly basis over a period of six months to twenty-one months. As of December 31, 2002, our remaining severance liability was approximately $398 thousand.

In connection with the promotion of our new Chairman and Chief Executive Officer (“CEO”) and new President and Chief Operating Officer (“COO”) to their respective positions, in July 2002, they received increases in their base salary, grants of restricted common stock, an extension of their employment period to July 2007, and modifications to their termination severance benefits. In February 2003, the compensation payable under the new employment agreements was further amended. Under their new employment agreements, our CEO and COO each receive an annual base salary of $525 thousand. Each of them also received a grant of 25 thousand shares of restricted common stock. The restricted common stock grants for both our CEO and COO shall vest in three equal installments in July 2005, 2006, and 2007. Effective April 1, 2002, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth and certain yearly objectives, agreed upon between the executives and the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the nine months ended December 31, 2002, the CEO and COO received a prorated annual bonus.

In addition, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2002, $219 thousand in bonuses was deferred under the employment agreements of our Chairman and President. As of March 31, 2002 and 2001, $1.6 million and $1.3 million, respectively, in bonuses was deferred under the employment agreements of our Chairman, President, and former Chairman. Such deferred compensation was included in Long-term liabilities in the accompanying Consolidated Balance Sheets. The compensation deferred for our former Chairman was paid to him in August 2002 in accordance with his employment agreement.

Pursuant to their employment agreements, our CEO and COO each is entitled to receive a cash severance payment if: (a) we terminate the executive for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for any reason following a change of control; or (c) we elect not to renew the executive’s employment agreement upon expiration, for any reason other than cause. The severance payment is equal to two times the executive’s average salary and bonus during the three-year period preceding termination; provided, if (i) the termination occurs within three years after a change of control the multiple set forth above will be three instead of two, and (ii) in the case of a non-renewal, as described in item (c) above, the multiple will be one and the severance will be paid in 26 equal installments over a one year period. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans for up to three years, and all of the executive’s stock options and stock grants will immediately vest.

The current employment agreements for our Chairman and CEO, and President and COO are included as Exhibits 10.1 and 10.2 as part of this Form 10-K.

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonus formulas which are payable if specified performance goals are attained.

As of December 31, 2002, the future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year Ending December 31,

2003	$ 8,717
2004	7,296
2005	5,722
2006	4,032
2007	1,689

$ 27,456

We recorded expenses under the terms of the above described agreements, including discretionary and performance bonuses, and executive severance charges of approximately $19.0 million and $12.5 million for the nine months ended December 31, 2002 and 2001, respectively, and approximately $15.1 million, $18.6 million, and $11.7 million for the years ended March 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plans

Our Deferred Compensation Plan (“Deferred Plan”) relates to the marine segment and it is administered by a Deferred Plan Committee appointed by the Board of Directors of Trans-Tec Services, Inc. The Deferred Plan was suspended effective August 1, 1997 by the Deferred Plan Committee. The Deferred Plan is unfunded and is not a qualified plan under the Internal Revenue Code. The Deferred Plan allowed for distributions of vested amounts over a five-year period, subject to certain requirements, during and after employment with us. Participants became fully vested over a five-year period. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. Our liability under the Deferred Plan was $267 thousand at December 31, 2002, $469 thousand at March 31, 2002 and $714 thousand at March 31, 2001, and was included in Long-term liabilities in the accompanying Consolidated Balance Sheets. As of March 31, 2001, all participants in the Deferred Plan are vested.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During the nine months ended December 31, 2002, and the years ended March 31, 2002, 2001, and 2000, we made matching contributions of 25% of the participants’ contributions up to 1% of the participant’s compensation. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contribution of approximately $71 thousand and $49 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $76 thousand, $60 thousand and $50 thousand for the years ended March 31, 2002, 2001, and 2000, respectively.

Certain of our non-U.S. subsidiaries have defined contribution benefit plans, which allow for voluntary contributions by the employees. The non-U.S. subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contribution of approximately $104 thousand and $75 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $105 thousand, $77 thousand and $67 thousand for the years ended March 31, 2002, 2001, and 2000, respectively.

Severance Benefits Payable

In accordance with local laws which apply to certain non-U.S. subsidiaries, we have accrued employee severance benefits payable of approximately $104 thousand at December 31, 2002, $634 thousand at March 31, 2002, and $496 thousand at March 31, 2001.

7.             Aviation Joint Ventures

In August 1994, we began operation of an aviation joint venture in Ecuador (the “Ecuador Venture”). The Ecuador Venture was organized to distribute jet fuel pursuant to a contract with the nationally owned oil company and the airport authority. In October 2000, the Ecuador Venture ceased operations. Our ownership interest in the Ecuador Venture was 50%. Accordingly, we used the equity method of accounting to record our proportionate share of the Ecuador Venture’s earnings or losses. During the year ended March 31, 2000, we wrote down the investment in and advance to the Ecuador Venture by $953 thousand and recorded a special provision for bad debts of $1.6 million as a result of the political and economic conditions in Ecuador. For the year ended March 31, 2001, we completed the closure of the Ecuador Venture, recovering approximately $365 thousand of the previously provisioned investment write down.

As described in Note 1, in December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. We paid Signature $1.0 million in cash and a $2.5 million note, payable over five years through January 2006. Due to a price adjustment, the first installment was approximately $400 thousand and paid in May 2002, and the second installment of $500 thousand was paid in January 2003. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over five years using the interest method. We recorded interest expense of $110 thousand and $131 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $167 thousand and $45 thousand for the years ended March 31, 2002 and 2001, respectively. The interest expense was included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. Our investment goodwill, representing our cost in excess of 50% of the net assets of PAFCO, amounted to $2.9 million, after discounting the promissory note at an interest rate of 9% and including $79 thousand in acquisition costs and the price adjustment. No other significant intangible assets existed at the date of acquisition.

Effective April 1, 2001, as permitted, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no investment goodwill amortization was recorded for the year ended March 31, 2002. During the year ended March 31, 2001, we recorded investment goodwill amortization of $74 thousand which was included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. As of December 31, 2002, March 31, 2002 and 2001, investment goodwill of $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets.

In accordance with the PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. During the nine months ended December 31, 2002, we purchased $38 thousand of PAFCO’s accounts receivable, which was subsequently written-off. For the years ended March 31, 2002 and 2001, we did not purchase any of PAFCO’s accounts receivable.

We recorded equity earnings from the aviation joint ventures of $420 thousand and $444 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $583 thousand and $143 thousand for the years ended March 31, 2002 and 2001, respectively. These equity earnings were included in Earnings (losses) from aviation joint ventures in the accompanying Consolidated Statements of Income. Amounts due from PAFCO of $136 thousand at December 31, 2002, $416 thousand at March 31, 2002, and $161 thousand at March 31, 2001 were included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying Consolidated Balance Sheets.

8.             Business Segments, Geographic Information, and Major Customers

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)
Revenue:
Marine fuel services	$1,026,162	$727,035	$983,986	$1,004,572	$738,557
Aviation fuel services	520,735	286,746	381,079	524,670	461,740

Total	$1,546,897	$1,013,781	$1,365,065	$1,529,242	$1,200,297

Income from operations:
Marine fuel services	$9,932	$11,288	$14,964	$13,161	$7,516
Aviation fuel services	14,103	8,950	13,709	11,790	4,440
Corporate overhead	(10,249)	(5,332)	(7,384)	(10,799)	(5,038)

Total	$13,786	$14,906	$21,289	$14,152	$6,918

Depreciation and amortization:
Marine fuel services	$911	$194	$478	$822	$923
Aviation fuel services	169	184	242	435	528
Corporate	1,142	918	1,219	1,093	979

Total	$2,222	$1,296	$1,939	$2,350	$2,430

Capital expenditures:

Marine fuel services	$540	$183	$837	$1,276	$211
Aviation fuel services	180	184	218	251	240
Corporate	2,035	611	381	1,157	1,409

Total	$2,755	$978	$1,436	$2,684	$1,860

	As of

	December 31, 2002	March 31, 2002	March 31, 2001

Accounts and notes receivable, net:
Marine fuel services, net of allowance for bad debts of $5,319 at December 31, 2002, $5,217 at March 31, 2002, and $5,157 at March 31, 2001	$118,548	$100,912	$77,898
Aviation fuel services, net of allowance for bad debts of $5,793 at December 31, 2002, $5,795 at March 31, 2002, and $6,010 at March 31, 2001	58,812	31,674	47,965

Total	$177,360	$132,586	$125,863

Goodwill, identifiable intangible asset, and investment goodwill:
Marine fuel services, net of accumulated amoritzation of $2,798 at December 31, 2002, $2,522 at March 31, 2002, and $2,430 at March 31, 2001	$30,123	$30,399	$19,246
Aviation fuel services, net of accumulated amortization of $1,134 for each period presented	8,209	8,209	8,256

Total	$38,332	$38,608	$27,502

Total assets:
Marine fuel services	$187,155	$170,561	$114,424
Aviation fuel services	108,999	69,736	78,448
Corporate, including discontinued operation assets of $1,750 at March 31, 2001	16,133	17,626	29,293

	$312,287	$257,923	$222,165

Geographic Information

Information concerning our operations, as segregated between U.S. and non-U.S., is presented as follows, based on the country of incorporation (in thousands):

	For the Nine Months Ended December 31,		For the Year Ended March 31,

	2002	2001	2002	2001	2000

		(Unaudited)
Revenue:
United States	$843,543	$624,841	$823,828	$940,036	$615,951
United Kingdom	194,398	142,122	187,633	204,409	239,150
Singapore	235,399	124,070	166,027	191,937	146,828
Other non-U.S. countries	273,557	122,748	187,577	192,860	198,368

Total	$1,546,897	$1,013,781	$1,365,065	$1,529,242	$1,200,297

Income (loss) from operations:
United States	$(5,639)	$(2,868)	$(2,616)	$(4,933)	$(776)
United Kingdom	3,873	4,386	5,818	5,896	2,851
Singapore	6,681	5,787	7,874	6,761	2,363
Other non-U.S. countries	8,871	7,601	10,213	6,428	2,480

Total	$13,786	$14,906	$21,289	$14,152	$6,918

	As of

	December 31, 2002	March 31, 2002	March 31, 2001

Total assets:
United States	$152,067	$127,159	$133,101
United Kingdom	33,828	33,443	28,045
Singapore	49,671	32,677	23,912
Other non-U.S. countries	76,721	64,644	37,107

	$312,287	$257,923	$222,165

Major Customers

No customer accounted for more than 10% of total consolidated revenue for the nine months ended December 31, 2002 and 2001, and the years ended March 31, 2002, 2001, and 2000.

9.         Summary Quarterly Information (Unaudited)

A summary of the unaudited quarterly results for the nine months ended December 31, 2002 and the year ended March 31, 2002 is presented below (in thousands):

	For the Three Months Ended (1)

	June 30, 2002	September 30, 2002		December 31, 2002

Revenue	$458,909	$510,601		$577,387

Gross profit	$20,106	$20,134		$22,681

Net income	$4,406	$747	(2)	$4,719

Basic earnings per share	$0.42	$0.07	(2)	$0.45

Diluted earnings per share	$0.41	$0.07	(2)	$0.43

	For the Three Months Ended

	June 30, 2001		September 30, 2001	December 31, 2001	March 31, 2002

Revenue	$338,107		$349,710	$325,964	$351,284

Gross profit	$18,297		$17,882	$18,849	$21,146

Net income	$4,687	(3)	$3,602	$4,473	$4,473

Basic earnings per share	$0.45	(3)	$0.35	$0.43	$0.43

Diluted earnings per share	$0.44	(3)	$0.34	$0.42	$0.42

   (1)    In August 2002, we changed our fiscal year end from March 31 to a calendar year end of December 31. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002.

   (2)    Includes two non-recurring, after-tax charges totaling $3.7 million, or $0.36 per basic share and $0.34 per diluted share, relating to judgment settlement and executive severances. See Legal Matters and Employment Agreements in Note 5 for additional information.

   (3)    Includes the receipt of $1.0 million, or $0.10 per basic share and $0.09 per diluted share, from an insurance settlement recovery related to a product theft off the coast of Nigeria in 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2003.

WORLD FUEL SERVICES CORPORATION
/s/ MICHAEL J. KASBAR

Michael J. Kasbar Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL H. STEBBINS	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 20, 2003

Paul H. Stebbins

/s/ MICHAEL J. KASBAR	Director, President, and Chief Operating Officer	March 20, 2003

Michael J. Kasbar

/s/ FRANCIS X. SHEA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2003

Francis X. Shea

/s/ KEN BAKSHI	Director	March 20, 2003

Ken Bakshi

/s/ JOHN R. BENBOW	Director	March 20, 2003

John R. Benbow

/s/ RALPH FEUERRING	Director	March 20, 2003

Ralph Feuerring

/s/ RICHARD A. KASSAR	Director	March 20, 2003

Richard A. Kassar

/s/ MYLES KLEIN	Director	March 20, 2003

Myles Klein

/s/ J. THOMAS PRESBY	Director	March 20, 2003

J. Thomas Presby

/s/ JEROME SIDEL	Director	March 20, 2003

Jerome Sidel

/s/ LUIS R. TINOCO	Director	March 20, 2003

Luis R. Tinoco

CERTIFICATIONS

I, Paul H, Stebbins, certify that:

1.        I have reviewed this transition report on Form 10-K of World Fuel Services Corporation;

2.        Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.        Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)        presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ PAUL H. STEBBINS

Paul H. Stebbins Chairman and Chief Executive Officer

I, Michael J. Kasbar, certify that:

1.        I have reviewed this transition report on Form 10-K of World Fuel Services Corporation;

2.        Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.        Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)        presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ MICHAEL J. KASBAR

Michael J. Kasbar President and Chief Operating Officer

I, Francis X. Shea, certify that:

1.        I have reviewed this transition report on Form 10-K of World Fuel Services Corporation;

2.        Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.        Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c.        presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ FRANCIS X. SHEA

Francis X. Shea Executive Vice President and Chief Financial Officer