Form 10-Q
period 2003-03-31
WORLD FUEL SERVICES CORP
filed 2003-05-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2459427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 N.W. 41st Street, Suite 400 Miami, Florida	33178
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (305) 428-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had a total of 10,710,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of May 8, 2003.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2003, will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Transition Report on Form 10-K (“10-K Report”) for the nine months ended December 31, 2002. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our 10-K Report for the nine months ended December 31, 2002. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,800	$57,776
Accounts and notes receivable, net of allowance for bad debts of $11,797 and $11,112 at March 31, 2003 and December 31, 2002, respectively	182,913	177,360
Inventories	14,350	5,144
Prepaid expenses and other current assets	23,440	22,300

Total current assets	270,503	262,580
Property and equipment, net	7,333	6,874
Other:
Goodwill, net of amortization of $3,490	34,003	34,003
Identifiable intangible asset, net of amortization of $460 and $368 at March 31, 2003 and December 31, 2002, respectively	1,380	1,472
Other assets	7,620	7,358

	$320,839	$312,287

Liabilities
Current liabilities:
Short-term debt	$2,439	$2,527
Accounts payable	96,211	97,560
Accrued expenses	53,339	66,012
Other current liabilities	16,400	14,260

Total current liabilities	168,389	180,359

Long-term liabilities	19,933	4,198

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized; shares of 12,765 issued and outstanding	128	128
Capital in excess of par value	32,711	32,595
Retained earnings	118,798	114,334
Unearned deferred compensation	(1,821)	(1,886)
Treasury stock, at cost; shares of 2,055 and 2,071 at March 31, 2003 and December 31, 2002, respectively	(17,299)	(17,441)

	132,517	127,730

	$320,839	$312,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED – IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended March 31,
	2003	2002
Revenue	$658,000	$351,284
Cost of revenue	(630,689)	(330,138)

Gross profit	27,311	21,146

Operating expenses:
Salaries and wages	(10,098)	(8,070)
Provision for bad debts	(2,701)	(684)
Other	(7,594)	(6,009)

	(20,393)	(14,763)

Income from operations	6,918	6,383

Other (expense) income, net:
Interest income, net	142	107
Other, net	(395)	(3)

	(253)	104

Income before income taxes	6,665	6,487
Provision for income taxes	(1,397)	(2,014)

Net income	$5,268	$4,473

Basic earnings per share	$0.50	$0.43

Basic weighted average shares	10,584	10,391

Diluted earnings per share	$0.48	$0.42

Diluted weighted average shares	11,034	10,776

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED – IN THOUSANDS)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$5,268	$4,473

Adjustments to reconcile net income to net cash (used in) provided by operating activities –
Provision for bad debts	2,701	684
Depreciation and amortization	878	643
Deferred income tax benefits	(37)	(1,556)
Earnings from aviation joint ventures, net	(381)	(103)
Unearned deferred compensation amortization	157	143
Other non-cash operating charges	201	64
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,254)	(18,880)
Inventories	(9,206)	683
Prepaid expenses and other current assets	(302)	(720)
Other assets	(262)	(723)
Accounts payable and accrued expenses	(14,028)	22,107
Other current liabilities	2,140	3,751
Deferred compensation	301	243

Total adjustments	(26,092)	6,336

Net cash (used in) provided by operating activities	(20,824)	10,809

Cash flows from investing activities:
Capital expenditures	(994)	(458)
Payment for acquisition of business	—	(5,461)

Net cash used in investing activities	(994)	(5,919)

Cash flows from financing activities:
Dividends paid on common stock	(797)	(785)
Purchases of treasury stock	—	(1,978)
Proceeds from exercise of stock options	166	406
Borrowings under revolving credit facility, net	16,000	—
Repayment of debt	(1,527)	(540)

Net cash provided by (used in) financing activities	13,842	(2,897)

Discontinued operations
Net (decrease) increase in cash and cash equivalents	(7,976)	1,993
Cash and cash equivalents, at beginning of period	57,776	56,179

Cash and cash equivalents, at end of period	$49,800	$58,172

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED – IN THOUSANDS)

(Continued)

	For the Three Months Ended March 31,
	2003	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16	$132

Income taxes	$1,691	$880

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method for three months ended March 31, 2002. There were no acquisitions for the three months ended March 31, 2003. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid:

	For the Three Months Ended March 31,
	2003	2002
Accounts receivable	$—	$18,754
Prepaid and other current assets	—	232
Goodwill	—	4,292
Identifiable intangible assets	—	1,840
Short-term debt	—	(1,500)
Promissory notes, short-term portion	—	(952)
Accounts payable	—	(14,666)
Accrued expenses	—	(462)
Income tax payable	—	(29)
Promissory notes, long-term portion	—	(2,048)

Cash paid	$—	$5,461

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $803 thousand and $778 thousand at March 31, 2003 and March 31, 2002, respectively, and paid in April 2003 and April 2002, respectively.

In connection with an acquisition of business, in January 2002, we assumed short-term debt of $1.5 million and issued a $3.3 million non-interest bearing promissory note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable annually over three years through January 2005.

During the three months ended March 31, 2003, in connection with the construction of our new corporate office, we recorded leasehold improvements and its related deferred rental credit of $315 thousand, which was paid by the landlord as an office construction allowance. The related deferred rental credit was included in Long-term liabilities. The deferred rental credit is being amortized on a straight-line basis over the lease period of 10 years for the new corporate office.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

The accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 10-K Report for the nine months ended December 31, 2002.

(2) Debt

As of March 31, 2003, we borrowed $16.0 million and issued letters of credit of $16.4 million. A majority of these letters of credit, provided to certain suppliers under the normal course of business, expire within one year from their issuance, and expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	March 31, 2003	December 31, 2002
Borrowings on revolving credit facility	$16,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture: 7.0% promissory note, payable annually through April 2003 with the last installment paid in April 2003.	1,000	1,000
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $198 thousand and $226 thousand at March 31, 2003 and December 31, 2002, respectively.	1,302	1,774
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $127 thousand and $152 thousand at March 31, 2003 and December 31, 2002, respectively.	2,073	3,074

Total Debt	20,375	5,848
Short-term Debt	2,439	2,527

Long-term Debt	$17,936	$3,321

As of March 31, 2003, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Twelve Months Ending March 31,
2004	$2,439
2005	1,469
2006	16,467

$20,375

(3) Comprehensive Income

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

(4) Earnings Per Share

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

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Basic weighted average shares	10,584	10,391
Restricted stock weighted average shares	116	25
Common stock equivalents	334	360

Diluted weighted average shares used in the calculation of diluted earnings per share	11,034	10,776

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,101	1,060

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	171	383

(5) Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to governmental and multilateral entities. We also offer flight plans and weather reports to our corporate customers.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenue
Marine fuel services	$397,443	$256,951
Aviation fuel services	260,557	94,333

	$658,000	$351,284

Income from operations
Marine fuel services	$4,604	$3,676
Aviation fuel services	5,022	4,759
Corporate overhead	(2,708)	(2,052)

	$6,918	$6,383

	As of
	March 31, 2003	December 31, 2002
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,069 and $5,319 at March 31, 2003 and December 31, 2002, respectively	$119,900	$118,548
Aviation fuel services, net of allowance for bad debts of $5,729 and $5,793 at March 31, 2003 and December 31, 2002, respectively	63,013	58,812

	$182,913	$177,360

Goodwill, identifiable intangible asset, and investment goodwill:
Marine fuel services, net of accumulated amortization of $2,890 and $2,798 at March 31, 2003 and December 31, 2002, respectively	$30,031	$30,123

Aviation fuel services, net of accumulated amortization of $1,134 for each period presented	8,209	8,209

	$38,240	$38,332

Total assets
Marine fuel services	$168,608	$187,155
Aviation fuel services	134,893	108,999
Corporate	17,338	16,133

	$320,839	$312,287

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q, as well as our Form 10-K Report for the nine months ended December 31, 2002.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to governmental and multilateral entities. We also offer flight plans and weather reports to our corporate customers.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 60% and 73% of our total revenue for the three months ended March 31, 2003 and 2002, respectively. Our aviation fuel business accounted for the remaining 40% and 27% of total revenue for the three months ended March 31, 2003 and 2002, respectively. Excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 48% and 52%, respectively, of operating income for the three months ended March 31, 2003, as compared to 44% and 56% for the three months ended March 31, 2002, respectively.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Consolidated Financial Statements” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of March 31, 2003 and December 31, 2002, we had accounts and notes receivable of $182.9 million and $177.4 million, respectively, net of allowance for bad debts of $11.8 million and $11.1 million, respectively. In each period, the allowance for bad debts included a specific allowance of $3.0 million for one aviation customer representing the entire accounts receivable balance for that customer. Our remaining allowance of $8.8 million and $8.1 million at March 31, 2003 and December 31, 2002, respectively, are general for all other customers.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at March 31, 2003. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible asset, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and 2002. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. We accounted for goodwill, identifiable intangible asset and investment goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three months ended March 31, 2003 and 2002, no goodwill amortization was recorded. For each of the three months ended March 31, 2003 and 2002, we amortized $92 thousand of our identifiable intangible asset.

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

Income Taxes

Our provision for income taxes was determined by taxable jurisdiction. We file a consolidated U.S. federal income tax return, which includes all of our U.S. companies. Our non-U.S. companies file income tax returns in their respective countries of incorporation, as required. We do not provide for U.S. federal and state income taxes, and non-U.S. withholding taxes on the undistributed earnings of our non-U.S. companies. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings.

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

Comparing the three-month periods ended March 31, 2003 and 2002, our profitability was favorably impacted in 2003 by increases in the gross profit per metric ton traded and brokered in marine and by an increase of 122 million gallons in aviation sales volume. Earnings were adversely affected by a decrease in gross profit per gallon sold in aviation, a decrease in traded and brokered volume in marine, and increases in salaries, provision for bad debts and other operating expenses in both segments.

The increase in aviation sales volume is due to new commercial and government businesses, as well as increases in wholesale and fuel management businesses. The increased wholesale and fuel management business are higher credit quality, lower margin businesses, which contributed to the decrease in the gross profit per gallon sold.

We may experience decreases in future sales volume and margins as a result of continued conflicts and instability in the Middle East, Asia and Latin America, and military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile. We expect continued volatility in world oil prices as a result of the instability and conflicts in the Middle East. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our revenue for the three months ended March 31, 2003 was $658.0 million, an increase of $306.7 million, or 87.3%, as compared to revenue of $351.3 million for the corresponding period of the prior year. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Marine fuel services	$397,443	$256,951
Aviation fuel services	260,557	94,333

	$658,000	$351,284

Our marine fuel services segment contributed $397.4 million in revenue for the three months ended March 31, 2003, an increase of $140.5 million, or 54.7%, over the corresponding period of the prior year. The increase in revenue was due to a 68.3% increase in the average price per metric ton sold, which more than offset a 7.5% decrease in the volume of metric tons sold and an 18.3% decrease in the volume of metric tons brokered. Our aviation fuel services segment contributed $260.6 million in revenue for the three months ended March 31, 2003, an increase of $166.2 million as compared to the same period of the prior year. The increase in revenue was due to an increase in the volume sold of 122 million gallons and a 28.0% increase in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government businesses and increases in wholesale and fuel management businesses.

Our gross profit of $27.3 million for the three months ended March 31, 2003 increased $6.2 million, or 29.2%, as compared to the corresponding period of the prior year. Our gross margin decreased to 4.2% for the three months ended March 31, 2003, from 6.0% for the three months ended March 31, 2002. Our marine fuel services segment achieved a 3.6% gross margin for the three months ended March 31, 2003, which was relatively consistent with the gross margin for the same period of the prior year. Our aviation fuel services business achieved a 5% gross margin for the three months ended March 31, 2003, as compared to 11.6% for the same period of the prior year. The decrease in aviation gross margin reflects increases in our wholesale and fuel management businesses, which are higher quality, lower margin businesses.

Total operating expenses for the three months ended March 31, 2003 were $20.4 million, an increase of $5.6 million, or 38.1%, as compared to the same period of the prior year. The increases in operating expenses were due to increased salaries and wages, bad debts and other operating expenses. The increase in salaries and wages were primarily due to new hires relating to business expansion, the front-end cost of staff to affect productivity and efficiency gains and increased incentive compensation associated with our higher gross profit levels. The increase in the provision for bad debts resulted primarily from the write-off of receivables from one international airline that filed for bankruptcy and an addition to our general allowance for bad debts in the marine segment. The increases in other operating expenses were due to overall higher insurance costs resulting from the terrorist attacks of September 11th, and increases in travel, audit fees, telecommunications, worldwide office rent and depreciation expense. These increases were partially offset with decreases in legal and other professional fees. In general, increases to other operating expenses primarily relate to organizational efficiency initiatives and business growth and expansion.

Our income from operations for the three months ended March 31, 2003 was $6.9 million, as compared to $6.4 million for the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Marine fuel services	$4,604	$3,676
Aviation fuel services	5,022	4,759
Corporate overhead	(2,708)	(2,052)

	$6,918	$6,383

The marine fuel services segment earned $4.6 million in income from operations for the three months ended March 31, 2003, an increase of $928 thousand, or 25.2%, as compared to $3.7 million for the corresponding period of the prior year. This increase resulted primarily from a 39% increase in gross profit partially offset by higher operating expenses. The aviation fuel services segment’s income from operations was $5.0 million for the three months ended March 31, 2003, an increase of $263 thousand, or 5.5%, as compared to the same period of the prior year. This improvement was due to a higher gross profit, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $2.7 million for the three months ended March 31, 2003, as compared to $2.1 million during the same period of the prior year.

During the three months ended March 31, 2003, we reported $253 thousand in other expense, net, as compared to other income, net, of $104 thousand for the same period of the prior year. This variance is primarily related to net foreign currency exchange losses in Mexico, partially offset by an increase in our equity earnings in our aviation joint venture. The Mexican foreign currency losses primarily stem from mismatches between our US dollar receivables and Mexican peso payables.

For the three months ended March 31, 2003, our effective tax rate was 21.0%, for an income tax provision of $1.4 million, as compared to 31.0% and an income tax provision of $2.0 million for the three months ended March 31, 2002. The decrease is primarily a result of increases in operating income in lower tax jurisdictions as well as lower statutory tax rates on certain foreign income.

Net income and diluted earnings per share for the three months ended March 31, 2003 were $5.3 million and $0.48, respectively, as compared to $4.5 million and $0.42 during the same period of the prior year.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of March 31, 2003, we had $49.8 million of cash and cash equivalents as compared to $57.8 million at December 31, 2002.

We also have a revolving credit facility that permits borrowings of up to $40.0 million with a sublimit of $30.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of March 31, 2003, we have borrowed $16.0 million and issued letters of credit of $16.4 million under the credit facility.

Net cash used in continuing operating activities totaled $20.8 million for the three months ended March 31, 2003, as compared to net cash provided from operating activities of $10.8 million for the corresponding period of the prior year. The variance in cash flows from continuing operating activities of $31.6 million was primarily a result of changes in operating assets and liabilities, in particular, an increase in accounts receivable due to higher fuel costs; an increase in inventories primarily due to higher fuel prices, changes in the supply process and two large fuel purchases in our aviation wholesale business at March 31, 2003 that were subsequently sold in April 2003; and a decrease in accounts payable and accrued expenses primarily due to prepayment of payables to take advantage of supplier discounts and a lower accrual amount recorded for the fair market value of our outstanding derivatives.

During the three months ended March 31, 2003, net cash used in investing activities was $994 thousand, a decrease of $4.9 million as compared to the same period of the prior year. This decrease reflects the acquisition of the Marine Energy group of companies in January 2002, partially offset with an increase in capital expenditures.

Net cash provided by financing activities was $13.8 million for the three months ended March 31, 2003, as compared to net cash used in financing activities of $2.9 million for the corresponding period of the prior year. The variance in cash flows from financing activities of $16.7 million reflects the $16.0 million net borrowings under our revolving credit facility during the three months ended March 31, 2003. The remaining variance was primarily due to repayment of debt.

Working capital at March 31, 2003 was $102.1 million, representing an increase of $19.9 million from working capital at December 31, 2002. Our accounts and notes receivable, at March 31, 2003, excluding the allowance for bad debts, amounted to $194.7 million, an increase of $6.2 million, as compared to the balance at December 31, 2002. This increase is mostly related to higher fuel prices for both our marine and aviation segments. At March 31, 2003, the allowance for bad debts of $11.8 million increased by $686 thousand from the balance at December 31, 2002. During the three months ended March 31, 2003, we charged $2.7 million to the provision for bad debts, as compared to $684 thousand for the same period of the prior year. We have charge-offs in excess of recoveries of $2.0 million for the three months ended March 31, 2003, as compared to $673 thousand for the three months ended March 31, 2002. The increase in the charge-offs in excess of recoveries primarily related to one international airline that filed for bankruptcy.

As of March 31, 2003, prepaid expenses and other current assets of $23.4 million increased $1.1 million from December 31, 2002. This increase was due to increases in prepaid fuel, in amounts due from our aviation joint venture primarily related to equity earnings and in value added tax receivables, partially offset by the amortization of prepaid insurance and a lower receivable recorded for the fair market value of our outstanding derivatives. Net goodwill, identifiable intangible asset, and investment goodwill decreased $92 thousand, to $38.2 million, due to the amortization of the identifiable intangible asset.

Our other current liabilities increased $2.1 million primarily due to the receipt of additional customer deposits. Long-term debt and short-term debt, in the aggregate, increased by $14.3 million due to borrowings of $16.0 million from our credit facilities, partially offset primarily by payment of our debt.

Stockholders’ equity amounted to $132.5 million at March 31, 2003, as compared to $127.7 million at December 31, 2002. The increase in stockholders’ equity was primarily due to $5.3 million in earnings and $166 thousand received from the exercise of stock options, partially offset by the declaration of dividends of $803 thousand and the amortization of unearned deferred compensation of $157 thousand.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations and commercial commitments did not change materially from December 31, 2002 to March 31, 2003. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the nine months ended December 31, 2002.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2003, we had letters of credit outstanding of $16.4 million, as compared to $14.4 million in letters of credit outstanding as of December 31, 2002. The letters of credit were issued under our revolving credit facility, and count against the $40.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Purchase and Sale Commitments and Derivatives

See “Item 3—Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q, for a discussion of our purchase and sale commitments and derivatives.

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

As part of our price risk management services, we offer to our marine and aviation customers fixed fuel prices on future sales with, or without, physical delivery of fuel. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases with, or without, physical delivery of fuel. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk by the customer under these contracts is considered a credit risk. This risk is minimized by entering into these contracts and transactions only with customers meeting stricter credit criteria.

As of March 31, 2003, we had 199 outstanding swaps contracts totaling approximately 219 thousand metric tons of marine fuel, expiring through December 2005, and 39 outstanding swaps contracts totaling 22.9 million gallons of aviation fuel, expiring through July 2003. As of March 31, 2003, we have recorded our derivatives, which consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $2.9 million. In the accompanying Condensed Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We have evaluated our disclosure controls and procedures during the last 90 days. Based on such evaluation, our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) believe that such controls and procedures are effective to achieve the above objectives.

Changes in Internal Controls

Our CEO, COO and CFO have determined, based upon our most recent evaluation, that there have been no significant changes in our internal controls that could significantly affect our internal controls and procedures subsequent to that evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO, COO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II

Item 1. Legal Proceedings

As described in Item 3 of our 10-K Report for the nine months ended December 31, 2002, we are involved in certain material legal proceedings. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described in our 10-K Report for the nine months ended December 31, 2002, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 10-K Report for the nine months ended December 31, 2002, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 29, 2003, we filed a Current Report on Form 8-K to report the expected results of operations for the three months ended December 31, 2002.

On February 20, 2003, we filed a Current Report on Form 8-K to report that we amended our By-laws to add new indemnity provisions, which appear as Article 8 of the By-laws and also adopted a form of indemnification agreement which was entered into between the company and each of its directors, including employee directors. The purpose of the By-law amendment and the indemnification agreements is to provide the directors indemnification protection against certain liabilities, to the full extent permitted by law. The Board of Directors believes that these indemnity provisions are necessary in order to attract qualified and experienced persons to serve on our Board of Directors.

On February 26, 2003, we filed a Current Report on Form 8-K to report the results of operations for the three and nine-month period ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Fuel Services Corporation

Date: May 8, 2003	/s/ MICHAEL J. KASBAR
Michael J. Kasbar, President and Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Paul H, Stebbins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of World Fuel Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 8, 2003

/s/ PAUL H. STEBBINS
Paul H. Stebbins, Chairman and Chief Executive Officer

I, Michael J. Kasbar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of World Fuel Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 8, 2003

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

I, Francis X. Shea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of World Fuel Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 8, 2003

/s/ FRANCIS X. SHEA
Francis X. Shea, Executive Vice President and Chief Financial Officer