Form 10-Q
period 2003-06-30
WORLD FUEL SERVICES CORP
filed 2003-08-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The registrant had a total of 10,762,189 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of August 5, 2003.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2003, will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Transition Report on Form 10-K (“10-K Report”) for the nine months ended December 31, 2002. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,576	$57,776
Accounts and notes receivable, net of allowance for bad debts of $11,796 and $11,112 at June 30, 2003 and December 31, 2002, respectively	145,901	177,360
Inventories	13,264	5,144
Prepaid expenses and other current assets	21,233	22,300

Total current assets	247,974	262,580
Property and equipment, net	7,460	6,874
Other:
Goodwill, net of amortization of $3,490	34,003	34,003
Identifiable intangible asset, net of amortization of $552 and $368 at June 30, 2003 and December 31, 2002, respectively	1,288	1,472
Other assets	9,912	7,358

	$300,637	$312,287

Liabilities
Current liabilities:
Short-term debt	$1,493	$2,527
Accounts payable	80,991	97,560
Accrued expenses	51,502	66,012
Other current liabilities	19,975	14,260

Total current liabilities	153,961	180,359

Long-term liabilities	8,861	4,198

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized; shares of 12,765 issued and outstanding	128	128
Capital in excess of par value	33,633	32,595
Retained earnings	123,435	114,334
Unearned deferred compensation	(2,517)	(1,886)
Treasury stock, at cost; shares of 2,003 and 2,071 at June 30, 2003 and December 31, 2002, respectively	(16,864)	(17,441)

	137,815	127,730

	$300,637	$312,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$645,918	$458,909	$1,303,918	$810,193
Cost of revenue	(620,436)	(438,803)	(1,251,125)	(768,941)

Gross profit	25,482	20,106	52,793	41,252

Operating expenses:
Salaries and wages	(10,647)	(7,644)	(20,745)	(15,714)
Provision for bad debts	(1,237)	(641)	(3,938)	(1,325)
Other	(7,817)	(5,952)	(15,411)	(11,961)

	(19,701)	(14,237)	(40,094)	(29,000)

Income from operations	5,781	5,869	12,699	12,252

Other income (expense), net:
Interest income, net	112	385	254	492
Other, net	370	(696)	(25)	(699)

	482	(311)	229	(207)

Income before income taxes	6,263	5,558	12,928	12,045
Provision for income taxes	(820)	(1,152)	(2,217)	(3,166)

Net income	$5,443	$4,406	$10,711	$8,879

Basic earnings per share	$0.51	$0.42	$1.01	$0.86

Basic weighted average shares	10,600	10,372	10,592	10,372

Diluted earnings per share	$0.49	$0.41	$0.97	$0.82

Diluted weighted average shares	11,118	10,794	11,071	10,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—IN THOUSANDS)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$10,711	$8,879

Adjustments to reconcile net income to net cash provided by operating activities—
Provision for bad debts	3,938	1,353
Depreciation and amortization	2,239	1,284
Deferred income tax benefits	(1,865)	(1,675)
Earnings from aviation joint ventures, net	(133)	(196)
Unearned deferred compensation amortization	358	242
Other non-cash operating charges	337	107
Changes in operating assets and liabilities:
Accounts and notes receivable	27,521	(52,594)
Inventories	(8,120)	(2,553)
Prepaid expenses and other current assets	685	(1,404)
Other assets	276	(583)
Accounts payable and accrued expenses	(31,090)	48,777
Other current liabilities	5,715	2,178
Deferred compensation	243	125

Total adjustments	104	(4,939)

Net cash provided by operating activities	10,815	3,940

Cash flows from investing activities:
Capital expenditures	(2,355)	(888)
Payment for acquisition of business	—	(5,461)

Net cash used in investing activities	(2,355)	(6,349)

Cash flows from financing activities:
Dividends paid on common stock	(1,600)	(1,563)
Purchases of treasury stock	—	(1,978)
Proceeds from exercise of stock options	467	838
Borrowings under revolving credit facility, net	5,000	—
Repayment of debt	(2,527)	(3,370)

Net cash provided by (used in) financing activities	1,340	(6,073)

Net increase (decrease) in cash and cash equivalents	9,800	(8,482)
Cash and cash equivalents, at beginning of period	57,776	56,179

Cash and cash equivalents, at end of period	$67,576	$47,697

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$285	$392

Income taxes	$3,368	$3,398

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method during the six months ended June 30, 2002. There were no acquisitions during the six months ended June 30, 2003. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid:

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
Accounts receivable	$—	$18,754
Prepaid and other current assets	—	232
Goodwill	—	4,292
Identifiable intangible assets	—	1,840
Short-term debt	—	(1,500)
Promissory notes, short-term portion	—	(952)
Accounts payable	—	(14,666)
Accrued expenses	—	(462)
Income tax payable	—	(29)
Promissory notes, long-term portion	—	(2,048)

Cash paid	$—	$5,461

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $807 thousand and $782 thousand at June 30, 2003 and 2002, respectively, and paid in July 2003 and 2002, respectively.

In connection with an acquisition of business in January 2002, we assumed short-term debt of $1.5 million and issued a $3.3 million non-interest bearing promissory note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable annually over three years through January 2005.

During the six months ended June 30, 2003, in connection with the construction of our new corporate office, we recorded leasehold improvements and its related deferred rental credit of $315 thousand, which was paid by the landlord as an office construction allowance. The related deferred rental credit was included in Long-term liabilities. The deferred rental credit is being amortized on a straight-line basis over the lease period of 10 years for the new corporate office.

During the six months ended June 30, 2003, we recorded Unearned deferred compensation totaling $989 thousand relating to shares of restricted common stock granted to our employees and options granted to both our employees and non-employee directors under the 2001 Omnibus Plan. The Unearned deferred compensation was recorded based on the grant date and is being amortized over the minimum vesting period of each individual stock and/or option grant.

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

(2) Debt

As of June 30, 2003, we borrowed $5.0 million and issued letters of credit of $16.2 million. A majority of these letters of credit, provided to certain suppliers under the normal course of business, expire within one year from their issuance, and expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	June 30, 2003	December 31, 2002
Borrowings on revolving credit facility	$5,000	$ —
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
7.0% promissory note, payable annually through April 2003 with the last installment paid in April 2003.	—	1,000
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $169 thousand and $226 thousand at June 30, 2003 and December 31, 2002, respectively.	1,331	1,774
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $102 thousand and $152 thousand at June 30, 2003 and December 31, 2002, respectively.	2,098	3,074

Total Debt	8,429	5,848
Short-term Debt	1,493	2,527

Long-term Debt	$6,936	$3,321

As of June 30, 2003, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Twelve Months Ending June 30,
2004	$1,493
2005	1,469
2006	5,467

$8,429

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

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic weighted average shares	10,600	10,372	10,592	10,372
Restricted stock weighted average shares	138	25	127	35
Common stock equivalents	380	396	351	401

Diluted weighted average shares used in the calculation of diluted earnings per share	11,118	10,793	11,070	10,808

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,305	1,313	1,280	1,113

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	60	93	30	358

(5) Employee and Non-Employee Directors Stock Options

Effective April 1, 2002, we adopted the accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock options granted to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 1, 2002, we continued using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant. As required, the following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except earnings per share):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income:
Net income, as reported	$5,443	$4,406	$10,711	$8,879
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	125	61	222	150
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(144)	(98)	(260)	(233)

Pro forma net income	$5,424	$4,369	$10,673	$8,796

Basic earnings per share:
As reported	$0.51	$0.42	$1.01	$0.86

Pro forma	$0.51	$0.42	$1.01	$0.85

Diluted earnings per share:
As reported	$0.49	$0.41	$0.97	$0.82

Pro forma	$0.49	$0.40	$0.96	$0.81

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Revenue
Marine fuel services	$417,106	$332,186	$814,549	$589,137
Aviation fuel services	228,812	126,723	489,369	221,056

	$645,918	$458,909	$1,303,918	$810,193

Income from operations
Marine fuel services	$5,103	$3,056	$9,707	$6,732
Aviation fuel services	4,697	4,639	9,719	9,398
Corporate overhead	(4,019)	(1,826)	(6,727)	(3,878)

	$5,781	$5,869	$12,699	$12,252

	As of
	June 30, 2003	December 31, 2002
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,102 and $5,319 at June 30, 2003 and December 31, 2002, respectively	$93,012	$118,548
Aviation fuel services, net of allowance for bad debts of $5,694 and $5,793 at June 30, 2003 and December 31, 2002, respectively	52,889	58,812

	$145,901	$177,360

Goodwill, identifiable intangible asset, and investment goodwill:
Marine fuel services, net of accumulated amortization of $2,982 and $2,798 at June 30, 2003 and December 31, 2002, respectively	$29,939	$30,123
Aviation fuel services, net of accumulated amortization of $1,134 for each period presented	8,209	8,209

	$38,148	$38,332

Total assets
Marine fuel services	$151,859	$187,155
Aviation fuel services	135,070	108,999
Corporate	13,708	16,133

	$300,637	$312,287

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 65% and 72% of our total revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately 62% and 73% of our total revenue for the six months ended June 30, 2003 and 2002, respectively. Our aviation fuel business accounted for the remaining 35% and 28% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately 38% and 27% of our total revenue for the six months ended June 30, 2003 and 2002, respectively. The shift of the revenue percentage between our marine and aviation segment is primarily due to new commercial and government businesses and increases in both our wholesale activities and our fuel management business. Excluding corporate overhead, our marine and aviation fuel services contributed 52% and 48%, respectively, of operating income for the three months ended June 30, 2003, as compared to 40% and 60% for the three months ended June 30, 2002, respectively. For the six months ended June 30, 2003, excluding corporate overhead, our marine and aviation fuel services contributed equally approximately 50% of operating income. As a comparison, our marine and aviation fuel services contributed 42% and 58% of operating income for the six months ended June 30, 2002, respectively. The shift of the contribution percentage of operating income between our marine and aviation segments is due to improvement of our gross profit in marine relating, in part, to the economic recovery of the shipping industry.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of June 30, 2003 and December 31, 2002, we had accounts and notes receivable of $145.9 million and $177.4 million, respectively, net of allowance for bad debts. The allowance for bad debt as of June 30, 2003 was $11.8 million and included a specific allowance of $2.5 million for one aviation customer representing the entire accounts receivable balance for that customer. The allowance for bad debt as of December 31, 2002 was $11.1 million and included a specific allowance of $3.0 million for the same one aviation customer. The decrease of the specific allowance since year-end was due to charge-off. Our remaining allowance of $9.3 and $8.1 million as of June 30, 2003 and December 31, 2002, respectively, is general for all other customers.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at June 30, 2003. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible asset, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. We accounted for goodwill, identifiable intangible asset and investment goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three and six months ended June 30, 2003 and 2002, no goodwill amortization was recorded. For the identifiable intangible asset, we amortized $92 thousand and $184 thousand for the three and six months ended June 30, 2003.

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

Comparing the six-month periods ended June 30, 2003 and 2002, our profitability was favorably impacted in 2003 by increases in metric tons sold in marine and sales volume in aviation, and increases in the gross profit per metric ton traded and brokered in marine. Earnings were adversely affected by a decrease in gross profit per gallon sold in aviation, and increases in all three expense categories of ‘salaries and wages’, the ‘provision for bad debts’ and ‘other operating expenses.’

The lower gross profit per gallon sold in aviation was primarily due to increased wholesale activities and fuel management business, which are higher credit quality and lower margin activities and business. Partially offsetting the impact of these lower margin activities and business on gross profit in aviation were new commercial and government businesses. The increase in salaries and wages was primarily due to new hires to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for achieved and potentially achieved performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts and the write-off of receivables from two international airlines that filed for bankruptcy. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs relating to insurance, office rent, telecommunication, depreciation and amortization, independent directors’ compensation, and professional services, such as consulting and legal.

We may experience decreases in future sales volume and margins as a result of continued conflicts and instability in the Middle East, Asia and Latin America, and additional military actions in response to the terrorist attacks of September 11th, as well as possible future terrorist activity and military conflicts. In addition, since the sharp decline in world oil prices soon after September 11th, world oil prices have been very volatile. We expect continued volatility in world oil prices as a result of the instability and conflicts in the Middle East. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Our revenue for the three months ended June 30, 2003 was $645.9 million, an increase of $187.0 million, or 40.8%, as compared to revenue of $458.9 million for the same period of 2002. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended June 30,
	2003	2002
Marine fuel services	$417,106	$332,186
Aviation fuel services	228,812	126,723

	$645,918	$458,909

Our marine fuel services segment contributed $417.1 million in revenue for the three months ended June 30, 2003, an increase of $84.9 million, or 25.6%, over the corresponding period of 2002. The increase in revenue was due to a 12.2% increase in the average price per metric ton sold, a 12.6% increase in the volume of metric tons sold and a 1.3% increase in the volume of metric tons brokered. Our aviation fuel services segment contributed $228.8 million in revenue for the three months ended June 30, 2003, an increase of $102.1 million as compared to the same period of 2002. The increase in revenue was due to an increase in the volume sold of 99.3 million gallons and a 3.7% increase in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government businesses and increases in wholesale activities and fuel management business.

Our gross profit of $25.5 million for the three months ended June 30, 2003 increased $5.4 million, or 26.7%, as compared to the corresponding period of 2002. Our gross margin decreased to 3.9% for the three months ended June 30, 2003, from 4.4% for the three months ended June 30, 2002. Our marine fuel services segment achieved a 3.3% gross margin for the three months ended June 30, 2003, an improvement of 16.1% over the same period of 2002. Our aviation fuel services business achieved a 5.2% gross margin for the three months ended June 30, 2003, as compared to 8.5% for the same period of the prior year. The decrease in aviation gross margin reflects increases in our wholesale activities and fuel management business, which are higher credit quality, lower margin activities and business.

Total operating expenses for the three months ended June 30, 2003 were $19.7 million, an increase of $5.5 million, or 38.4%, as compared to the same period of 2002. The increase in operating expenses was in all three categories of expenses: salaries and wages, provision for bad debts, and other operating expenses. The increase in salaries and wages was primarily due to new hires to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts resulting from the write-off of receivables from one international airline that filed for bankruptcy. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs relating to insurance, telecommunication, depreciation and amortization, independent directors’ compensation, and professional services, such as consulting and legal.

Our income from operations for the three months ended June 30, 2003 was $5.8 million, as compared to $5.9 million for the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended June 30,
	2003	2002
Marine fuel services	$5,103	$3,056
Aviation fuel services	4,697	4,639
Corporate overhead	(4,019)	(1,826)

	$5,781	$5,869

The marine fuel services segment earned $5.1 million in income from operations for the three months ended June 30, 2003, an increase of $2.0 million, or 67.0%, as compared to $3.1 million for the corresponding period of the prior year. This increase resulted primarily from a 46% increase in gross profit partially offset by higher operating expenses relating to salaries and wages, and other operating expenses. The aviation fuel services segment’s income from operations was $4.7 million for the three months ended June 30, 2003, an increase of $58 thousand, or 1.3%, as compared to the same period of the prior year. This improvement was due to a higher gross profit, largely offset by higher operating expenses in all three categories of operating expenses. Corporate overhead costs not charged to the business segments totaled $4.0 million for the three months ended June 30, 2003, as compared to $1.8 million during the same period of the prior year. For explanations of the increases in operating expenses for the three months ended June 30, 2003 as compared to the same period a year ago, see above discussion on operating expenses.

During the three months ended June 30, 2003, we reported $482 thousand in other income, net, as compared to other expense, net, of $311 thousand for the same period of the prior year. This positive variance is primarily related to a net foreign exchange gain for the three months ended June 30, 2003 as compared to a net foreign exchange loss for the three months ended June 30, 2002. Partially offsetting the foreign exchange turnaround was a decrease in net interest income relating to lower interest rates.

For the three months ended June 30, 2003, our effective tax rate was 13.1%, for an income tax provision of $820 thousand, as compared to 20.7% and an income tax provision of $1.2 million for the three months ended June 30, 2002. The lower effective tax rate for the three months ended June 30, 2003 results from income tax benefits that stem from US operating losses at a tax rate of approximately 35% and increased operating income in low tax jurisdictions, as well as lower statutory tax rates on certain types of foreign income.

Net income and diluted earnings per share for the three months ended June 30, 2003 were $5.4 million and $0.49, respectively. Net income increased $1.0 million, or 23.5%, as compared to $4.4 million for the corresponding three months of 2002. Diluted earnings per share increased $0.08, or 19.9%, as compared to $0.41 per share during the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our revenue for the six months ended June 30, 2003 was $1.3 billion, an increase of $493.7 million, or 60.9%, as compared to revenue of $810.2 million for the corresponding six months of 2002. Our revenue during these periods was attributable to the following segments (in thousands):

	Six Months Ended June 30,
	2003	2002
Marine fuel services	$814,549	$589,137
Aviation fuel services	489,369	221,056

	$1,303,918	$810,193

Our marine fuel services segment contributed $814.5 million in revenue for the six months ended June 30, 2003, an increase of $225.4 million, or 38.3%, over the same period in 2002. The increase in revenue was due to a 35.9% increase in the average price per metric ton sold and a 2.4% increase in the volume of metric tons sold, which more than offset a 9.1% decrease in the volume of metric tons brokered. Our aviation fuel services segment contributed $489.4 million in revenue for the six months ended June 30, 2003, an increase of $268.3 million as compared to the same period of the prior year. The increase in revenue was due to an increase in the volume sold of 221.5 million gallons and a 15.0% increase in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government businesses and increases in wholesale activities and fuel management business.

Our gross profit of $52.8 million for the six months ended June 30, 2003 increased $11.5 million, or 28.0%, as compared to the corresponding six months of 2002. Our gross margin decreased to 4.0% for the six months ended June 30, 2003, from 5.1% for the six months ended June 30, 2002. Our marine fuel services segment achieved a 3.4% gross margin for the six months ended June 30, 2003, which increased slightly from 3.3% over the same period in 2002. Our aviation fuel services business achieved a 5.1% gross margin for the six months ended June 30, 2003, as compared to 9.8% for the first six months of 2002. The decrease in aviation gross margin reflects increases in our wholesale activities and fuel management business, which are higher credit quality, lower margin activities and business.

Total operating expenses for the six months ended June 30, 2003 were $40.1 million, an increase of $11.1 million, or 38.3%, as compared to the same period in 2002. The increase in operating expenses was in all three categories of expenses: salaries and wages, provision for bad debts and other operating expenses. The increase in salaries and wages was primarily due to new hires to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts and the write-off of receivables from two international airlines that filed for bankruptcy. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs relating to insurance, office rent, telecommunication, depreciation and amortization, independent directors’ compensation, and professional services, such as consulting and legal.

Our income from operations for the six months ended June 30, 2003 was $12.7 million, as compared to $12.3 million for the corresponding period of the prior year. Income from operations during these periods was attributable to the following segments (in thousands):

	Six Months Ended June 30,
	2003	2002
Marine fuel services	$9,707	$6,732
Aviation fuel services	9,719	9,398
Corporate overhead	(6,727)	(3,878)

	$12,699	$12,252

The marine fuel services segment earned $9.7 million in income from operations for the six months ended June 30, 2003, an increase of $3.0 million, or 44.2%, as compared to the corresponding period of 2002. This increase resulted primarily from a 42.3% increase in gross profit partially offset by higher operating expenses in all three categories of expenses. The aviation fuel services segment’s income from operations was $9.7 million for the six months ended June 30, 2003, an increase of $321 thousand, or 3.4%, as compared to the same period in 2002. This improvement was due to a 15.2% growth in gross profit, partially offset by higher operating expenses in all three categories of expenses. Corporate overhead costs not charged to the business segments totaled $6.7 million for the six months ended June 30, 2003, as compared to $3.9 million during the same period of the prior year. For explanations of the increases in operating expenses for the six months ended June 30, 2003 as compared to the same period in 2002, see above discussion on operating expenses.

During the six months ended June 30, 2003, we reported $229 thousand in other income, net, as compared to other expense, net, of $207 thousand for the same period of the prior year. This positive variance is primarily related to a net foreign exchange gain for the six months ended June 30, 2003 as compared to a net foreign exchange loss for the six months ended June 30, 2002. Partially offsetting the foreign exchange turnaround was a decrease in net interest income relating to lower interest rates and a decrease in equity earnings in our PAFCO aviation fuel joint venture.

For the six months ended June 30, 2003, our effective tax rate was 17.1%, for an income tax provision of $2.2 million, as compared to 26.3% and an income tax provision of $3.2 million for the six months ended June 30, 2002. The lower effective tax rate for the three months ended June 30, 2003 results from income tax benefits that stem from US operating losses at a tax rate of approximately 35% and increased operating income in low tax jurisdictions, as well as lower statutory tax rates on certain types of foreign income.

Net income and diluted earnings per share for the six months ended June 30, 2003 were $10.7 million and $0.97, respectively. Net income increased $1.8 million, or 20.6%, as compared to $8.9 million for the corresponding six months of 2002. Diluted earnings per share increased $0.15, or 17.7%, as compared to $0.82 per share during the six months ended June 30, 2002.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of June 30, 2003, we had $67.6 million of cash and cash equivalents as compared to $57.8 million at December 31, 2002.

We also have a revolving credit facility that permits borrowings of up to $40.0 million with a sublimit of $30.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of June 30, 2003, we have borrowed $5.0 million and issued letters of credit of $16.2 million under the credit facility.

Net cash provided by operating activities totaled $10.8 million for the six months ended June 30, 2003, an increase of $6.9 million as compared to the corresponding six months of 2002. The increase in cash flows from operating activities resulted from an increase in net income of $1.8 million, an increase in non-cash operating expenses of $3.8 million, and a decrease in net operating assets of $1.3 million. The increase in non-cash operating expenses was primarily due to higher provision for bad debts and depreciation and amortization. The decrease in net operating assets was primarily related to decreases in accounts receivable and accounts payable and accrued expenses.

During the six months ended June 30, 2003, net cash used in investing activities was $2.4 million, a decrease of $4.0 million as compared to the same period in 2002. This decrease reflects the acquisition of the Oil Shipping group of companies in January 2002, partially offset with an increase in capital expenditures.

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2003, as compared to net cash used in financing activities of $6.1 million for the corresponding six months of 2002. The variance in cash flows from financing activities of $7.4 million reflects $5.0 million in net borrowings under our revolving credit facility during the six months ended June 30, 2003 and the repurchase of treasury stock under our treasury stock repurchase programs of $2.0 million during the six months ended June 30, 2002. The remaining variance was primarily due to decreases in the repayment of debt and proceeds from exercises of stock options.

Working capital at June 30, 2003 was $94.0 million, representing an increase of $11.8 million from working capital at December 31, 2002. Our accounts and notes receivable, at June 30, 2003, excluding the allowance for bad debts, amounted to $157.7 million, a decrease of $30.8 million, as compared to the balance at December 31, 2002. At June 30, 2003, the allowance for bad debts of $11.8 million increased by $684 thousand from the balance at December 31, 2002. During the six months ended June 30, 2003, we charged $3.9 million to the provision for bad debts, as compared to $1.3 million for the first six months of 2002. We have charge-offs in excess of recoveries of $3.3 million for the six months ended June 30, 2003, as compared to $1.3 million for the six months ended June 30, 2002. The increase in the charge-offs in excess of recoveries primarily related to receivables from two international airlines.

As of June 30, 2003, prepaid expenses and other current assets of $21.2 million decreased $1.1 million from December 31, 2002. This decrease was due to a lower receivable recorded for the fair market value of our outstanding derivatives, partially offset by an increase in prepaid fuel. Net goodwill, identifiable intangible asset, and investment goodwill decreased $184 thousand, to $38.1 million, due to the amortization of the identifiable intangible asset.

Our other current liabilities increased $5.7 million due to increases in both our income taxes payable and accruals for performance based incentive compensation payouts. Long-term debt and short-term debt, in the aggregate, increased by $2.5 million due to borrowings of $5.0 million from our credit facilities, partially offset primarily by payment of our debt.

Stockholders’ equity amounted to $137.8 million at June 30, 2003, as compared to $127.7 million at December 31, 2002. The increase in stockholders’ equity was primarily due to $10.7 million in earnings and $467 thousand received from the exercise of stock options, partially offset by the declaration of dividends of $1.6 million and the amortization of unearned deferred compensation of $358 thousand.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations and commercial commitments did not change materially from December 31, 2002 to June 30, 2003. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the nine months ended December 31, 2002.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2003, we had letters of credit outstanding of $16.2 million, as compared to $14.4 million in letters of credit outstanding as of December 31, 2002. The letters of credit were issued under our revolving credit facility, and count against the $40.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

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

As of June 30, 2003, we had 70 outstanding swaps contracts totaling approximately 66 thousand metric tons of marine fuel, expiring through December 2005. As of June 30, 2003, we have recorded our derivatives, which consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $1.8 million. In the accompanying Condensed Consolidated

Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 27, 2003. The matters voted on at the annual meeting was 1) the election of directors, and 2) the approval of an amendment to increase the number of shares authorized for issuance under the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan”) and extend the term of the 1993 Plan. All of our director nominees were elected and the amendment to the 1993 Plan was approved.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Against
Paul H. Stebbins	9,332,520	65,431
Michael J. Kasbar	9,332,970	64,981
John R. Benbow	9,165,359	232,592
Myles Klein	9,332,970	64,981
Jerome Sidel	9,165,359	232,592
Luis R. Tinoco	9,332,970	64,981
Ken Bakshi	9,165,159	232,792
Richard A. Kassar	9,332,970	64,981
J. Thomas Presby	9,325,470	72,481

The Amendment to the 1993 Plan

Votes For	Votes Against	Votes Abstained
8,868,417	502,503	27,029

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. § 1350.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K.

On May 6, 2003, we filed a Current Report on Form 8-K to report the results of operations for the three months ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2003

World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)