Form 10-Q
period 2003-09-30
WORLD FUEL SERVICES CORP
filed 2003-11-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had a total of 10,784,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of November 5, 2003.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2003, will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Transition Report on Form 10-K (“10-K Report”) for the nine months ended December 31, 2002. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$65,520	$57,776
Accounts and notes receivable, net of allowance for bad debts of $11,710 and $11,112 at September 30, 2003 and December 31, 2002, respectively	167,552	177,360
Inventories	16,573	5,144
Prepaid expenses and other current assets	27,460	22,300

Total current assets	277,105	262,580

Property and equipment, net	7,032	6,874

Other:
Goodwill, net of amortization of $3,490	34,003	34,003
Identifiable intangible asset, net of amortization of $644 and $368 at September 30, 2003 and December 31, 2002, respectively	1,196	1,472
Other assets	6,922	7,358

	$326,258	$312,287

Liabilities

Current liabilities:
Short-term debt	$1,546	$2,527
Accounts payable	100,342	97,560
Accrued expenses	50,634	66,012
Other current liabilities	21,741	14,260

Total current liabilities	174,263	180,359

Long-term liabilities	8,872	4,198

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized; shares of 12,765 issued and outstanding	128	128
Capital in excess of par value	34,561	32,595
Retained earnings	128,162	114,334
Unearned deferred compensation	(2,987)	(1,886)
Treasury stock, at cost; shares of 1,988 and 2,071 at September 30, 2003 and December 31, 2002, respectively	(16,741)	(17,441)

	143,123	127,730

	$326,258	$312,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$652,301	$510,601	$1,956,219	$1,320,794
Cost of revenue	(627,766)	(490,467)	(1,878,891)	(1,259,408)

Gross profit	24,535	20,134	77,328	61,386

Operating expenses:
Salaries and wages	(9,198)	(7,501)	(29,943)	(23,215)
Executive severance charges	—	(4,492)	—	(4,492)
Provision for bad debts	(1,535)	(805)	(5,473)	(2,130)
Other	(6,638)	(6,231)	(22,049)	(18,192)

	(17,371)	(19,029)	(57,465)	(48,029)

Income from operations	7,164	1,105	19,863	13,357

Other income (expense), net:
Interest income, net	194	280	448	772
Non-recurring charge	—	(1,577)	—	(1,577)
Other, net	(111)	(240)	(136)	(939)

	83	(1,537)	312	(1,744)

Income (loss) before income taxes	7,247	(432)	20,175	11,613
Income tax (provision) benefit	(1,713)	1,179	(3,930)	(1,987)

Net income	$5,534	$747	$16,245	$9,626

Basic earnings per share	$0.52	$0.07	$1.53	$0.93

Basic weighted average shares	10,631	10,468	10,604	10,401

Diluted earnings per share	$0.49	$0.07	$1.46	$0.89

Diluted weighted average shares	11,204	10,876	11,123	10,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - IN THOUSANDS)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$16,245	$9,626

Adjustments to reconcile net income to net cash provided by operating activities -
Provision for bad debts	5,473	2,130
Depreciation and amortization	3,038	2,059
Deferred income tax benefit	(1,276)	(149)
Non-recurring charge	—	1,577
Earnings from aviation joint ventures, net	(375)	(321)
Unearned deferred compensation amortization	620	358
Other non-cash operating charges	353	250
Changes in operating assets and liabilities:
Accounts and notes receivable	4,335	(56,645)
Inventories	(11,429)	(3,941)
Prepaid expenses and other current assets	(2,680)	(8,097)
Other assets	84	(467)
Accounts payable and accrued expenses	(12,620)	62,732
Other current liabilities	7,659	834
Deferred compensation	264	(1,499)

Total adjustments	(6,554)	(1,179)

Net cash provided by operating activities	9,691	8,447

Cash flows from investing activities:
Capital expenditures	(2,635)	(1,455)
Payment for acquisition of business	—	(5,461)

Net cash used in investing activities	(2,635)	(6,916)

Cash flows from financing activities:
Dividends paid on common stock	(2,393)	(2,346)
Purchases of treasury stock	—	(1,978)
Proceeds from exercise of stock options	608	1,891
Borrowings under revolving credit facility, net	5,000	5,000
Repayment of debt	(2,527)	(4,944)

Net cash provided by (used in) financing activities	688	(2,377)

Discontinued operations
Net increase (decrease) in cash and cash equivalents	7,744	(846)
Cash and cash equivalents, at beginning of period	57,776	56,179

Cash and cash equivalents, at end of period	$65,520	$55,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$330	$787

Income taxes	$4,994	$5,938

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Continued)

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method during the nine months ended September 30, 2002. There were no acquisitions during the nine months ended September 30, 2003. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid (in thousands):

	For the Nine Months Ended September 30,
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

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $821 thousand and $791 thousand at September 30, 2003 and 2002, respectively, and paid in October 2003 and 2002, respectively.

In connection with an acquisition of business in January 2002, we assumed short-term debt of $1.5 million and issued a $3.3 million non-interest bearing promissory note, which was discounted to $3.0 million using an interest rate of approximately 5.0%, payable annually over three years through January 2005.

During the nine months ended September 30, 2003, in connection with the construction of leasehold improvements at our new corporate office, we recorded leasehold improvements and its related deferred rental credit of $315 thousand, which was paid by the landlord as an office construction allowance. For our new corporate office, we received office construction allowance totaling $1.2 million, which was recorded as deferred rental credit and included in Long-term liabilities. Deferred rental credit is being amortized on a straight-line basis over the lease period of 10 years for the new corporate office.

During the nine months ended September 30, 2003, we recorded Unearned deferred compensation totaling $1.7 million relating to shares of restricted common stock granted to our employees and options granted to both our employees and non-employee directors under the 2001 Omnibus Plan. Unearned deferred compensation was recorded based on the grant date and is being amortized over the minimum vesting period of each individual stock and/or option grant.

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

(2) Debt

As of September 30, 2003, we borrowed $5.0 million and issued letters of credit of $16.2 million. A majority of these letters of credit, provided to certain suppliers under the normal course of business, expire within one year from their issuance. Expiring letters of credit are renewed on an as needed basis.

Our debt consisted of the following (in thousands):

	As of
	September 30, 2003	December 31, 2002
Borrowings on revolving credit facility	$5,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture: 7.0% promissory note, payable annually through April 2003 with the last installment paid in April 2003.	—	1,000
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $141 thousand and $226 thousand at September 30, 2003 and December 31, 2002, respectively.	1,360	1,774
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $77 thousand and $152 thousand at September 30, 2003 and December 31, 2002, respectively.	2,123	3,074

Total Debt	$8,483	$5,848

Short-term Debt	$1,547	$2,527

Long-term Debt	$6,936	$3,321

As of September 30, 2003, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Twelve Months Ending September 30,
2004	$1,547
2005	1,469
2006	5,467

$8,483

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

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average shares	10,631	10,468	10,604	10,402
Restricted stock weighted average shares	147	69	140	52
Common stock equivalents	426	339	379	389

Diluted weighted average shares used in the calculation of diluted earnings per share	11,204	10,876	11,123	10,843

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,372	972	1,288	1,084

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	275	353	149	353

(5) Employee and Non-Employee Director Stock Options

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
Net income, as reported	$5,534	$747	$16,245	$9,626
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	162	72	384	222
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(181)	(100)	(441)	(333)

Pro forma net income	$5,515	$719	$16,188	$9,515

Basic earnings per share:
As reported	$0.52	$0.07	$1.53	$0.93

Pro forma	$0.52	$0.07	$1.53	$0.91

Diluted earnings per share:
As reported	$0.49	$0.07	$1.46	$0.89

Pro forma	$0.49	$0.07	$1.46	$0.88

(6) Deferred Compensations Plans

In September 2003, the Compensation Committee of the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) under the terms of which senior executives will be eligible to receive cash awards upon achievement of performance goals. Achievement of performance goals will be measured over a series of rolling three year performance periods, with the first period commencing on January 1, 2003. The plan is designed to reward strong financial performance on a sustained basis over a period of years, as measured by the Compound Average Annual Growth Rates (“CAGR”) in net income, as defined in the LTIP document. Target awards are $750,000 each for the Company’s Chief Executive Officer and Chief Financial Officer, and $200,000 each for the other three senior executives. The executives would earn 50% of the target award if the Company achieves a 15% CAGR in net income over a three year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over three years. The maximum award is 200% of the target award, and would be earned if a CAGR in net income of at least 21% is achieved over the three year performance period. Executives will have the option of deferring awards, and deferred amounts will earn interest at the prime rate, with a maximum rate of 10% per year. The accrual for LTIP awards will be made equally in the three year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three year performance period. As of September 30, 2003, we have accrued approximately $200 thousand.

(7) Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24- hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to governmental and multilateral entities. We also offer flight plans and weather reports to our corporate customers.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Marine fuel services	$399,362	$340,472	$1,213,911	$929,609
Aviation fuel services	252,939	170,129	742,308	391,185

	$652,301	$510,601	$1,956,219	$1,320,794

Income from operations
Marine fuel services	$4,411	$2,638	$14,118	$9,370
Aviation fuel services	6,022	4,620	15,741	14,018
Corporate overhead	(3,269)	(6,153)	(9,996)	(10,031)

	$7,164	$1,105	$19,863	$13,357

	As of
	September 30, 2003	December 31, 2002
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,102 and $5,319 at September 30, 2003 and December 31, 2002, respectively	$111,043	$118,548
Aviation fuel services, net of allowance for bad debts of $5,608 and $5,793 at September 30, 2003 and December 31, 2002, respectively	56,509	58,812

	$167,552	$177,360

Goodwill, identifiable intangible asset, and investment goodwill:
Marine fuel services, net of accumulated amortization of $3,074 and $2,798 at September 30, 2003 and December 31, 2002, respectively	$29,847	$30,123
Aviation fuel services, net of accumulated amortization of $1,134 for each period presented	8,209	8,209

	$38,056	$38,332

Total assets
Marine fuel services	$172,337	$187,155
Aviation fuel services	139,490	108,999
Corporate	14,431	16,133

	$326,258	$312,287

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for 61% and 67% of our total revenue for the three months ended September 30, 2003 and 2002, respectively, and 62% and 70% of our total revenue for the nine months ended September 30, 2003 and 2002, respectively. Our aviation fuel business accounted for the remaining 39% and 33% of total revenue for the three months ended September 30, 2003 and 2002, respectively, and 38% and 30% of our total revenue for the nine months ended September 30, 2003 and 2002, respectively. The shift of the revenue percentage between our marine and aviation segment is primarily due to new commercial and government businesses and increases in both fuel management business and wholesale activities. Excluding corporate overhead, our marine and aviation fuel services contributed 42% and 58%, respectively, of operating income for the three months ended September 30, 2003, as compared to 36% and 64% for the three months ended September 30, 2002, respectively. For the nine months ended September 30, 2003, excluding corporate overhead, our marine and aviation fuel services contributed 47% and 53%, respectively, of operating income. As a comparison, our marine and aviation fuel services contributed 40% and 60% of operating income for the nine months ended September 30, 2002, respectively. The shift of the contribution percentage of operating income between our marine and aviation segments is due to improvement of our gross profit in marine relating, in part, to the economic recovery of the shipping industry.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of September 30, 2003 and December 31, 2002, we had accounts and notes receivable of $167.6 million and $177.4 million, respectively, net of allowance for bad debts. The allowance for bad debt as of September 30, 2003 and December 31, 2003 was $11.7 million and $11.1 million, respectively.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at September 30, 2003. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the nine months ended December 31, 2002.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible asset, of the acquired companies. Investment goodwill of $2.9 million was included in Other assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. We accounted for goodwill, identifiable intangible asset and investment goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three and nine months ended September 30, 2003 and 2002, no goodwill amortization was recorded. For the identifiable intangible asset, we amortized $92 thousand and $276 thousand for the three and nine months ended September 30, 2003.

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

Comparing the nine-month periods ended September 30, 2003 and 2002, our profitability was favorably impacted in 2003 by increases in sales volume for both marine and aviation, and increases in the gross profit per metric ton traded and brokered in marine. In addition, included in the results for the nine months ended September 30, 2002 were two non-recurring charges totaling $6.1 million. The 2002 non-recurring charges consisted of 1) a $4.5 million executive severance charge, of which $3.7 million related to our former Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives, and 2) a $1.6 million charge for the settlement of the remaining balance on a court judgment against Donald F. Moorehead, Jr., who defaulted on his agreement to purchase EarthCare Company stock owned by us. We received the EarthCare Company stock in connection with the sale of our oil-recycling subsidiaries in February 2000. Earnings in 2003 were adversely affected by a decrease in gross profit per gallon sold in aviation, and increases in all three categories of expenses: ‘salaries and wages’, ‘provision for bad debts’ and ‘other operating expenses.’

The lower gross profit per gallon sold in aviation was primarily due to increased fuel management business and wholesale activities, which are higher credit quality and lower margin business and activities. Partially offsetting the impact of these lower margin activities on gross profit in aviation were new commercial and government businesses. The increase in salaries and wages was primarily due to new employees to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts resulting from the write-off of receivables from two bankrupt international airlines. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs primarily relating to insurance, office rent, depreciation and amortization, independent directors’ compensation, and professional services, such as consulting and accounting.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Our revenue for the three months ended September 30, 2003 was $652.3 million, an increase of $141.7 million, or 27.8%, as compared to revenue of $510.6 million for the same period of 2002. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended September 30,
	2003	2002
Marine fuel services	$399,362	$340,472
Aviation fuel services	252,939	170,129

	$652,301	$510,601

Our marine fuel services segment contributed $399.4 million in revenue for the three months ended September 30, 2003, an increase of $58.9 million, or 17.3%, over the corresponding period of 2002. The increase in revenue was primarily due to a 6.7% increase in the average price per metric ton sold and a 10.7% increase in the volume of metric tons sold. Our aviation fuel services segment contributed $252.9 million in revenue for the three months ended September 30, 2003, an increase of $82.8 million as compared to the same period of 2002. The increase in revenue was due to an increase in the volume sold of 81.6 million gallons and a 1.1% increase in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government businesses as well as increases in wholesale activities and fuel management business.

Our gross profit of $24.5 million for the three months ended September 30, 2003 increased $4.4 million, or 21.9%, as compared to the corresponding period of 2002. Our gross margin decreased slightly to 3.8% for the three months ended September 30, 2003, from 3.9% for the three months ended September 30, 2002. Our marine fuel services segment achieved a 2.7% gross margin for the three months ended September 30, 2003, an improvement of 13.1% over the same period of 2002. The increase in marine gross margin was due, in part, to the economic recovery of the shipping industry from 2002. Our aviation fuel services business achieved a 5.4% gross margin for the three months ended September 30, 2003, as compared to 7.0% for the same period of the prior year. The decrease in aviation gross margin reflects increases in our wholesale activities and fuel management business, which are higher credit quality, lower margin activities and business.

Total operating expenses for the three months ended September 30, 2003 were $17.4 million as compared to $19.0 million for the three months ended September 30, 2002, which included executive severance charges of $4.5 million. Excluding the 2002 executive severance charges, total operating expenses for the three months ended September 30, 2003 would have increased $2.8 million, or 19.5%, as compared to the same period of 2002. The increase in operating expenses was in all three categories of expenses: salaries and wages, provision for bad debts, and other operating expenses. The increase in salaries and wages was primarily due to new employees to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts resulting from the write-off of receivables from one bankrupt international airline. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs primarily relating to depreciation and amortization, and professional services, such as consulting.

Our income from operations for the three months ended September 30, 2003 was $7.2 million, as compared to $1.1 million for the corresponding period of the prior year. Included in the results for the three months ended September 30, 2002 was executive severance charges of $4.5 million. Excluding the 2002 executive severance charges, operating income for the three months ended September 30, 2003 increased $1.6 million, or 28.0%. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended September 30,
	2003	2002
Marine fuel services	$4,411	$2,638
Aviation fuel services	6,022	4,620
Corporate overhead	(3,269)	(6,153)

	$7,164	$1,105

The marine fuel services segment earned $4.4 million in income from operations for the three months ended September 30, 2003, an increase of $1.8 million, or 67.2%, as compared to $2.6 million for the corresponding period of the prior year. This increase resulted primarily from a 32.7% increase in gross profit partially offset by higher operating expenses relating to salaries and wages, and other operating expenses. The aviation fuel services segment’s income from operations was $6.0 million for the three months ended September 30, 2003, an increase of $1.4 million, or 30.3%, as compared to the same period of the prior year. This improvement was due to a higher gross profit, partially offset by higher provision for bad debts. Corporate overhead costs not charged to the business segments totaled $3.3 million for the three months ended September 30, 2003, as compared to $6.2 million during the same period of the prior year. Excluding corporate’s 2002 executive severance charges, corporate overhead for the three months ended September 30, 2003 increased $1.4 million as compared to the corresponding period of the prior year. For explanations of the increases in operating expenses for the three months ended September 30, 2003 as compared to the same period a year ago, see above discussion on operating expenses.

During the three months ended September 30, 2003, we reported $83 thousand in net non-operating income, as compared to net non-operating expense of $1.5 million for the same period of the prior year. Included in the three months ended September 30, 2002 was a $1.6 million non-recurring charge related to the settlement of the remaining balance on the Moorehead judgment. Excluding the 2002 non-recurring charge, there was no significant fluctuation in net non-operating income between the two three-month periods.

For the three months ended September 30, 2003, our effective tax rate was 23.6%, for an income tax provision of $1.7 million, as compared to an income tax benefit of $1.2 million for the three months ended September 30, 2002. During the three months ended September 30, 2002, we recorded income tax benefits totaling approximately $2.3 million relating to two non-recurring charges, as discussed above. Excluding the income tax benefit on these 2002 non-recurring items, we would have recorded an income tax provision of approximately $1.1 million and our consolidated effective tax rate would have been approximately 20.5%. This higher effective tax rate primarily relates to changes in the specific levels of earnings subject to tax at different rates around the world.

Net income and diluted earnings per share for the three months ended September 30, 2003 were $5.5 million and $0.49, respectively, as compared to net income and diluted earnings per share for the three months ended September 30, 2002 of $747 thousand and $0.07, respectively. Net income and diluted earnings per share for the three months ended September 30, 2002 were impacted by two non-recurring, after-tax charges totaling $3.8 million, or $0.34 per diluted share: 1) the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and 2) the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance on the Moorehead judgment. Excluding the after-tax effect of these two non-recurring charges in 2002, net income increased $1.1 million, or 23.6%, and diluted earnings per share increased $0.08, or 19.5%.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our revenue for the nine months ended September 30, 2003 was $1.96 billion, an increase of $635.4 million, or 48.1%, as compared to revenue of $1.32 billion for the corresponding nine months of 2002. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended September 30,
	2003	2002
Marine fuel services	$1,213,911	$929,609
Aviation fuel services	742,308	391,185

	$1,956,219	$1,320,794

Our marine fuel services segment contributed $1.21 billion in revenue for the nine months ended September 30, 2003, an increase of $284.3 million, or 30.6%, over the same period in 2002. The increase in revenue was primarily due to a 25.0% increase in the average price per metric ton sold and a 5.1% increase in the volume of metric tons sold. Our aviation fuel services segment contributed $742.3 million in revenue for the nine months ended September 30, 2003, an increase of $351.1 million as compared to the same period of the prior year. The increase in revenue was due to an increase in the volume sold of 303.0 million gallons and a 9.4% increase in the average price per gallon sold. The increase in aviation sales volume was due to new commercial and government businesses as well as increases in wholesale activities and fuel management business.

Our gross profit of $77.3 million for the nine months ended September 30, 2003 increased $15.9 million, or 26.0%, as compared to the corresponding nine months of 2002. Our gross margin decreased to 4.0% for the nine months ended September 30, 2003, from 4.6% for the nine months ended September 30, 2002. Our marine fuel services segment achieved a 3.2% gross margin for the nine months ended September 30, 2003, which increased slightly from 3.0% over the same period in 2002. Our aviation fuel services business achieved a 5.2% gross margin for the nine months ended September 30, 2003, as compared to 8.6% for the first nine months of 2002. The decrease in aviation gross margin reflects increases in our wholesale activities and fuel management business, which are higher credit quality, lower margin activities and business.

Total operating expenses for the nine months ended September 30, 2003 were $57.5 million as compared to $48.0 million for the nine months ended September 30, 2002, which included executive severance charges of $4.5 million. Excluding the 2002 executive severance charges, total operating expenses for the nine months ended September 30, 2003 would have increased $13.9 million, or 32.0%, as compared to the same period in 2002. The increase in operating expenses was in all three categories of expenses: salaries and wages, provision for bad debts and other operating expenses. The increase in salaries and wages was primarily due to new employees to support our business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Accrued incentive compensation accounts for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts resulting from the write-off of receivables from two bankrupt international airlines. The increase in other operating expenses was also primarily related to the business process improvement and business expansion initiatives, as well as to higher overall operating costs primarily relating to insurance, office rent, depreciation and amortization, independent directors’ compensation, and professional services, such as consulting and accounting.

Our income from operations for the nine months ended September 30, 2003 was $19.9 million, as compared to $13.4 million for the corresponding period of the prior year. Included in the results for the nine months ended September 30, 2002 were executive severance charges of $4.5 million. Excluding the 2002 executive severance charges, operating income for the nine months ended September 30, 2003 increased $2.0 million, or 11.3%. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended September 30,
	2003	2002
Marine fuel services	$14,118	$9,370
Aviation fuel services	15,741	14,018
Corporate overhead	(9,996)	(10,031)

	$19,863	$13,357

The marine fuel services segment earned $14.1 million in income from operations for the nine months ended September 30, 2003, an increase of $4.7 million, or 50.7%, as compared to the corresponding period of 2002. This increase resulted primarily from a 39.4% increase in gross profit partially offset by higher operating expenses in all three categories of expenses. The aviation fuel services segment’s income from operations was $15.7 million for the nine months ended September 30, 2003, an increase of $1.7 million, or 12.3%, as compared to the same period in 2002. This improvement was due to a 14.9% growth in gross profit, partially offset by higher operating expenses in all three categories of expenses. Corporate overhead costs not charged to the business segments for the nine months ended September 30, 2003 and 2002 were $10.0 million. Excluding corporate’s 2002 executive severance charges, corporate overhead for the nine months ended September 30, 2003 increased $4.2 million as compared to the corresponding period of the prior year. For explanations of the increases in operating expenses for the nine months ended September 30, 2003 as compared to the same period a year ago, see above discussion on operating expenses.

During the nine months ended September 30, 2003, we reported $312 thousand in net non-operating income, as compared to net non-operating expense of $1.7 million for the same period of the prior year. Included in the nine months of September 30, 2002 was a $1.6 million non-recurring charge related to the settlement of the remaining balance on the Moorehead judgment. Excluding the 2002 non-recurring charge, the positive variance of $479 thousand is primarily related to a net foreign exchange gain for the nine months ended September 30, 2003 as compared to a net foreign exchange loss for the same period in 2002. Partially offsetting the foreign exchange turnaround was a decrease in net interest income primarily relating to lower interest rates.

For the nine months ended September 30, 2003, our effective tax rate was 19.5%, for an income tax provision of $3.9 million, as compared to 17.1% with an income tax provision of $2.0 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we recorded income tax benefits totaling approximately $2.3 million relating to two non-recurring charges, as discussed above. Excluding the income tax benefit on these 2002 non-recurring items, we would have recorded an income tax provision of approximately $4.3 million for the first nine months of 2002 and our consolidated effective tax rate would have been approximately 24.5%. This lower tax rate for the nine-month ended September 30, 2003 period results from 2003 income tax benefits that stem from US operating losses at a tax rate of approximately 35% and increased operating income in lower tax foreign jurisdictions as well as lower statutory tax rates on certain types of foreign income.

Net income and diluted earnings per share for the nine months ended September 30, 2003 were $16.2 million and $1.46, respectively, as compared to net income and diluted earnings per share for the nine months ended September 30, 2002 of $9.6 million and $0.89, respectively. Net income and diluted earnings per share for the nine months ended September 30, 2002 were impacted by two non-recurring, after-tax charges totaling $3.8 million, or $0.34 per diluted share: 1) the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and 2) the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance on the Moorehead judgment. Excluding the after-tax effect of these two non-recurring charges in 2002, net income increased $2.9 million, or 21.6%, and diluted earnings per share increased $0.23, or 18.7%.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of September 30, 2003, we had $65.5 million of cash and cash equivalents as compared to $57.8 million at December 31, 2002.

We also have a revolving credit facility that permits borrowings of up to $40.0 million with a sublimit of $30.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of September 30, 2003, we have borrowed $5.0 million and issued letters of credit totaling $16.2 million under the credit facility.

Net cash provided by operating activities totaled $9.7 million for the nine months ended September 30, 2003, an increase of $1.2 million as compared to the corresponding nine months of 2002. The increase in cash flows from operating activities resulted from increases in net income and non-cash operating expenses, partially offset with an increase in net operating assets. The increase in non-cash operating expenses was primarily due to higher provision for bad debts and depreciation and amortization, partially offset with an increase in deferred income tax benefit as well as the 2002 non-recurring charge related to the settlement of the remaining balance on the Moorehead judgment.

During the nine months ended September 30, 2003, net cash used in investing activities was $2.6 million, a decrease of $4.3 million as compared to the same period in 2002. This decrease reflects the acquisition of the Oil Shipping group of companies in January 2002, partially offset by an increase in capital expenditures.

Net cash provided by financing activities was $688 thousand for the nine months ended September 30, 2003, as compared to net cash used in financing activities of $2.4 million for the corresponding nine months of 2002. The variance in cash flows from financing activities of $3.1 million reflects a reduction of $2.4 million in repayment of debt, a reduction of $1.3 million in proceeds from options exercised during the nine months ended September 30, 2003 as well as the repurchase of treasury stock under our treasury stock repurchase programs of $2.0 million during the nine months ended September 30, 2002.

Working capital at September 30, 2003 was $102.8 million, representing an increase of $20.6 million from working capital at December 31, 2002.

Our accounts and notes receivable, at September 30, 2003, excluding the allowance for bad debts, amounted to $179.3 million, a decrease of $9.2 million, as compared to the balance at December 31, 2002. At September 30, 2003, the allowance for bad debts of $11.7 million increased by $598 thousand from the balance at December 31, 2002. During the nine months ended September 30, 2003, we charged $5.5 million to the provision for bad debts, as compared to $2.1 million for the first nine months of 2002. We have charge-offs in excess of recoveries of $4.9 million for the nine months ended September 30, 2003, as compared to $2.0 million for the nine months ended September 30, 2002. The increase in the charge-offs in excess of recoveries was primarily related to receivables from two bankrupt international airlines.

As of September 30, 2003, inventories of $16.6 million increased $11.4 million from December 31, 2002. This increase was primarily due to changes in the fuel supply process and wholesale transactions at September 30, 2003, which were subsequently billed in the following month. Prepaid expenses and other current assets of $27.4 million at September 30, 2003 increased $5.2 million from December 31, 2002. This increase was due to increases in prepaid fuel and deferred tax assets, partially offset by a lower receivable recorded for the fair market value of our outstanding derivatives. Net goodwill, identifiable intangible asset, and investment goodwill decreased $276 thousand, to $38.1 million, due to the amortization of the identifiable intangible asset.

Our other current liabilities increased $7.5 million due to increases in both our income taxes payable and accruals for performance based incentive compensation payouts. Long-term debt and short-term debt, in the aggregate, increased by $2.6 million due to borrowings of $5.0 million from our credit facilities, partially offset primarily by repayment of our debt.

Stockholders’ equity amounted to $143.1 million at September 30, 2003, as compared to $127.7 million at December 31, 2002. The increase in stockholders’ equity was primarily due to $16.2 million in earnings and $608 thousand received from the exercise of stock options, partially offset by the declaration of dividends of $2.4 million and the amortization of unearned deferred compensation of $620 thousand.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations and commercial commitments did not change materially from December 31, 2002 to September 30, 2003. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the nine months ended December 31, 2002.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2003, we had letters of credit outstanding of $16.2 million, as compared to $14.4 million in letters of credit outstanding as of December 31, 2002. The letters of credit were issued under our revolving credit facility, and count against the $40.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Purchase and Sale Commitments and Derivatives

See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q, for a discussion of our purchase and sale commitments and derivatives.

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

As of September 30, 2003, we had 94 outstanding swaps contracts totaling 130 thousand metric tons of marine fuel, expiring through December 2005 and 48 outstanding swap contracts totaling 15.0 million gallons of aviation fuel expiring through July 2004. As of September 30, 2003, we have recorded our derivatives, which consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel at their fair market value of $2.1 million. In the accompanying Condensed Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

In October 2003, our Board of Directors approved two amendments to the employment agreements, dated July 26, 2003, of our Chief Executive Officer and our Chief Operating Officer. The first amendment deletes Section 2.2(b)(i) of the agreements, which provided that the aggregate of bonuses paid to our five most highly compensated executive officers in any year cannot exceed an amount equal to 50% of any increment in net earnings earned by us in excess of the net earnings required to achieve or exceed a target performance goal of 11.5% growth in earnings per share. The Board concluded that this limitation was no longer appropriate or necessary after the executives’ bonus formulas and performance goals were revised in the first quarter of 2003.

The second amendment provides that, following a Change of Control of World Fuel Services Corporation which is not approved in advance by our Board, the executive will be released from the non-compete covenant in his employment agreement if his employment is terminated by World Fuel Services Corporation without Cause or by the executive for Good Reason (as such terms are defined in the employment agreements), at any time within three years after the Change of Control. The executive would also be released from his non-compete covenant if he resigns, for any reason, within six months after any Change of Control of World Fuel Services Corporation which has not been approved in advance by our Board. The principal purpose of this amendment is to create an incentive for a prospective buyer of World Fuel Services Corporation to negotiate the terms of a Change of Control transaction with our Board, and thereby provide the Board an opportunity to negotiate more favorable price and terms for the transaction. To our knowledge, no Change of Control is currently threatened or contemplated with respect to World Fuel Services Corporation.

A “Change of Control” is generally defined in the employment agreements as: (a) a purchase by a third party or group of 20% or more of our outstanding stock, (b) a merger or similar transaction resulting in a change of ownership of 51% of our stock, (c) the failure of our directors as of March 1, 2003 or their approved nominees to constitute at least 2/3 of our Board, or (d) a sale of all or substantially all of our assets.

The above amendments were signed on October 29, 2003, and are included as Exhibits 10.1 and 10.2 of this Form 10-Q. The original employment agreements, dated July 26, 2003, were filed as Exhibits to our Form 10-K for the nine months ended December 31, 2002.

Item 6.    Exhibits and reports on Form 8-K

(a) The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003.

10.2	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. § 1350.

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K.

On August 2, 2003, we filed a Current Report on Form 8-K to report the results of operations for the three months ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2003	World Fuel Services Corporation
/s/ Michael J. Kasbar

Michael J. Kasbar, President and Chief Operating Officer

/s/ Francis X. Shea

Francis X. Shea, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)