Form 10-Q/A
period 2003-09-30
WORLD FUEL SERVICES CORP
filed 2003-11-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Amendment #1

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

(6) Deferred Compensations Plans

In September 2003, the Compensation Committee of the Board of Directors adopted a Long Term Incentive Compensation Plan (“LTIP”) under the terms of which senior executives will be eligible to receive cash awards upon achievement of performance goals. Achievement of performance goals will be measured over a series of rolling three year performance periods, with the first period commencing on January 1, 2003. The plan is designed to reward strong financial performance on a sustained basis over a period of years, as measured by the Compound Average Annual Growth Rates (“CAGR”) in net income, as defined in the LTIP document. Target awards are $750,000 each for the Company’s Chief Executive Officer and Chief Operating Officer, and $200,000 each for the other three senior executives. The executives would earn 50% of the target award if the Company achieves a 15% CAGR in net income over a three year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over three years. The maximum award is 200% of the target award, and would be earned if a CAGR in net income of at least 21% is achieved over the three year performance period. Executives will have the option of deferring awards, and deferred amounts will earn interest at the prime rate, with a maximum rate of 10% per year. The accrual for LTIP awards will be made equally in the three year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three year performance period. As of September 30, 2003, we have accrued approximately $200 thousand.

(7) Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our

8

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

23