Form 10-K
period 2003-12-31
WORLD FUEL SERVICES CORP
filed 2004-03-15
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2459427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Northwest 41st Street, Suite 400 Miami, Florida	33178
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (305) 428-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $364.3 million (computed by reference to the closing sale price as of March 2, 2004).

The registrant had 10,994,000 shares of common stock, par value $.01 per share, net of treasury stock, issued and outstanding as of March 2, 2004.

Documents incorporated by reference:

Part III—Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview

World Fuel Services Corporation was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us.” Our principal business is the marketing of marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related services to a broad base of international shipping companies and to the United States and foreign militaries. We offer 24-hour around-the-world service, credit terms, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, and competitively priced aviation fuel and other aviation related services, including fuel management and price risk management services, to passenger, cargo and charter airlines, as well as to the United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the year ended December 31, 2002 and the nine months ended December 31, 2001, presented in this Form 10-K for comparison, are unaudited.

Our executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our website is located at www.worldfuel.com. Our website and information contained on our website are not part of this Annual Report on Form 10-K and are not incorporated by reference in this Annual Report on Form 10-K. A copy of our latest Form 10-K, Form 10-Q, and other SEC filings can be obtained, free of charge, on our website. These SEC filings are added to the website as soon as reasonably practicable. In addition, our Corporate Code of Ethics, Board of Directors’ committee charters, and Corporate Governance Principles are shown on our website.

Our marine fuel services business is conducted from offices located in the United States, United Kingdom, Denmark, Norway, Costa Rica, South Africa, South Korea, Singapore, Japan, Hong Kong, the Netherlands, and the United Arab Emirates. Our aviation fuel services business is conducted from offices located in the United States, United Kingdom, Singapore, Mexico, and Costa Rica. See “Item 2 - Properties” for a list of principal offices by business segment and “Exhibit 21 - Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

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

Description of Business

Our principal business is the marketing of marine fuel services to a broad base of international shipping companies and to the United States and foreign militaries, and of aviation fuel services to passenger, cargo and charter airlines, as well as to United States and foreign militaries. We currently employ a total of 401 people worldwide, of which 122 people are employed in our marine fuel business, 201 people are employed in our aviation fuel business, and 78 people are employed in corporate.

Marine Fuel Services

We market marine fuel and services to a broad base of customers, including international container and tanker fleets, time charter operators, as well as to United States and foreign military vessels. Marine fuel and related services are provided throughout most of the world under the following trade names: World Fuel, Trans-Tec, Bunkerfuels, Oil Shipping, Marine Energy, Norse Bunker, and Casa Petro.

Through our extensive network of strategically located sales offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. Our marine related services include management services for the procurement of fuel, cost control through the use of hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services because the cost of fuel is a major component of a vessel’s operating overhead.

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

During each of the periods presented on the accompanying Consolidated Statements of Income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Aviation Fuel Services

We market aviation fuel and services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign militaries. Our aviation related services include fuel management, price risk management, flight plans, weather reports, ground handling, and flight permits. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, Baseops, Airdata, PetroServicios de Mexico, and PetroServicios de Costa Rica.

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

During each of the periods presented on the accompanying Consolidated Statements of Income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Risk Factors

Credit Losses. Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We do not insure our receivables. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to 17 non-governmental customers, and four of these customers have lines of credit ranging from $10.0 to $14.0 million (currently, our largest credit lines). In our aviation fuel services segment, our largest credit line, extended to one non-governmental customer, is $4.0 million.

World oil prices have been very volatile over the last several years, and since fuel costs represent a significant part of a vessel’s and airline’s operating expenses, the volatility in fuel prices can adversely affect our customers’ business, and consequently our credit losses.

Although most of our transactions are denominated in U.S. dollars, many of our customers are non-U.S. customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This will in turn result in higher credit losses for us.

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Senior Management. Our ability to maintain our competitive position is dependent largely on the services of our senior management and professional team. If we are unable to retain the existing senior management and professional personnel, or to attract other qualified senior management and professional personnel, our businesses will be adversely affected.

Revolving Line of Credit. We are a party to a credit facility agreement that imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us.

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

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, primarily in Mexico, payments to our aviation fuel suppliers are denominated in local currency. In addition, in Mexico, payments from some of our customers are also denominated in local currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities.

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

Regulation

The principal laws and regulations affecting our businesses are as follows:

Environmental Regulations. Our activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, both in and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, United States Federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants which present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Risk Factors,” above, and “Item 3 – Legal Proceedings.”

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

Item 2. Properties

The following pages set forth our principal leased properties by segment as of March 2, 2004. We consider our properties and facilities to be suitable and adequate for our present needs.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Term
Corporate
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, United States	Executive and administrative office	March 2013

Marine Fuel Services
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, United States	Executive and administrative office	March 2013

Raritan Plaza III		January 2010
101 Fieldcrest Avenue Suite 2B Edison, NJ 08837, United States	Administrative, operations and sales office

2 Greenwich Office Park Greenwich, CT 06830, United States	Administrative, operations and sales office	December 2006

1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, United States	Administrative, operations and sales office	July 2008

101 Thomson Road #13-03/04 United Square, Singapore 307591	Administrative, operations and sales office	March 2005

Anglican Church Building, Room 403 3-7, Chung-dong, Chung-ku Seoul 100-120 South Korea	Sales office	June 2004

4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Sales office	March 2005

Yam Tze Commercial Building, Unit A, 7th Floor 23 Thompson Road Wanchai, Hong Kong	Administrative, operations and sales office	March 2006

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

(Continued)

Location	Principal Use	Lease Term
Marine Fuel Services
Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Sales office	February 2005

The Foundry, 4th Floor, Unit 1, Cardiff Road Green Point, South Africa 8001	Sales office	August 2007

City Tower 1	Sales office	March 2005
Po Box 24676
Dubai, United Arab Emirates

Westminster Tower	Administrative, operations and	March 2010
3 Albert Embankment	sales office
London SE1 75P

Gammelbyved 2	Sales office	Month-to-month
Karise, Denmark 4653

Vasteland 6	Administrative, operations and	Month-to-month
3011 BK Rotterdam, Netherlands	sales office

Niels Juels gate 11 B	Administrative, operations and	February 2005
0272 Oslo, Norway	sales office

Oficentro Ejécutivo La Sabana Sur, Edificio #5, Primer Piso San José, Costa Rica	Administrative, operations and sales office	April 2005

Aviation Fuel Services
9800 Northwest 41st Street, Suite 400 Miami, FL 33178	Executive, administrative, operations, and sales office	March 2013

333 Cypress Run #200 Houston, Texas 77094	Administrative, operations and sales office	January 2006

4995 East Anderson Avenue Fresno, CA 93727	Administrative, operations and sales office	Month-to-month

101 Thomson Road #13-03/04 United Square, Singapore 307591	Administrative, operations and sales office	March 2005

Kingfisher House, Northwood Park, Gatwick Road	Administrative, operations and	December 2007
Crawley, West Sussex, RH10 2XN, United Kingdom	sales office

Oficentro Ejécutivo La Sabana Sur, Edificio #5, Primer Piso San José, Costa Rica	Administrative, operations and sales office	April 2005

Avenida Fuerza Aérea Mexicana No. 465 Colonia Federal, 15700 México, D.F.	Administrative, operations and sales office	Month-to-month

Slavjanskaya Business Center, 8th Floor Europe Square 2, Moscow 121059, Russian Federation	Administrative, operations and sales office	November 2004

Item 3. Legal Proceedings

In July 2001, we settled litigation filed in February 2000 relating to a product theft off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million. In the accompanying Consolidated Statements of Income, the recovery was included as a non-recurring credit in Other income (expense), net for the nine months ended December 31, 2001 and for the year ended March 31, 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare Company (“EarthCare”) on such date, to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil-recycling operations in February 2000. We had been pursing collection of this judgment, which included obtaining a court appointed receiver, and we received principal and interest payments totaling $1.1 million from Mr. Moorehead from August 2001 to August 2002. Then, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, we recorded a non-recurring charge of approximately $1.6 million, which included $346 thousand of related legal and receiver fees, for the year ended December 31, 2002 and the nine months ended December 31, 2002.

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

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. In August 2002, our stock was delisted from the Pacific Stock Exchange, as requested by us and approved by our Board of Directors.

The following table sets forth, for each quarter within 2003 and 2002, the closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
Year ended December 31, 2003
First quarter	$21.04	$19.70
Second quarter	24.77	19.67
Third quarter	28.40	23.43
Fourth quarter	34.00	28.30

Year ended December 31, 2002
First quarter	$19.97	$16.08
Second quarter	24.40	19.00
Third quarter	23.88	18.70
Fourth quarter	23.89	19.10

As of March 2, 2004, there were 263 shareholders of record of our common stock, and the closing price of our stock on the NYSE was $34.69.

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2003 and 2002.

	Per Share Amount	Declaration Date	Record Date	Payment Date
Year ended December 31, 2003
First quarter	$0.075	February 28, 2003	March 14, 2003	April 3, 2003
Second quarter	0.075	June 2, 2003	June 20, 2003	July 3, 2003
Third quarter	0.075	September 1, 2003	September 19, 2003	October 2, 2003
Fourth quarter	0.075	December 1, 2003	December 19, 2003	January 2, 2004

Year ended December 31, 2002
First quarter	$0.075	March 1, 2002	March 15, 2002	April 4, 2002
Second quarter	0.075	May 31, 2002	June 14, 2002	July 2, 2002
Third quarter	0.075	August 30, 2002	September 13, 2002	October 3, 2002
Fourth quarter	0.075	November 29, 2002	December 13, 2002	January 3, 2003

Our credit facility agreement restricts the payment of cash dividends to a maximum of 35% of net income for the preceding four quarters. The payments of the above dividends were in compliance with the credit facility agreements. For additional information, see Note 3 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On February 24, 2004, our Board of Directors approved a quarterly cash dividend of $0.075 per share for 2004.

Common Stock Grants

Pursuant to a stock grant program for our non-employee directors; an annual non-restricted stock grant of 1,000 shares of our common stock is given to each non-employee director. Prior to 2003, each non-employee director was granted 500 shares of our common stock. In 2003, we adopted a Stock Deferral Plan for non-employee directors to provide for the deferral of the non-restricted stock grants. Each non-employee director may elect to have his or her annual non-restricted stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to common stock, each participant within the Stock Deferral Plan shall have credited to his or her account, as maintained by the company, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. The payment of the total number of stock units credited to the participant’s account with an equal number of shares of common stock shall be made in a single distribution upon the participant’s termination of service as a director of the company for any reason or upon a change of control of the company, as defined in the Stock Deferral Plan.

During the year ended December 31, 2003, we granted to our non-employee directors 4,000 shares of our common stock and 3,025 stock units. For the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001, we issued 3,500 shares, 3,000 shares and 2,500 shares, respectively, of our common stock to our non-employee directors. In addition, two non-employee directors each received an additional 300 shares of our common stock in September 2002, and one non-employee director received an additional 1,000 shares of our common stock, for additional services performed by such individuals for their respective Board of Directors committees.

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we could repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The following summarizes the status of our treasury stock repurchase programs at December 31, 2003 (in thousands, except average price per share data):

	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
Repurchase Programs		Shares	Aggregate Cost	Average Price
August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Prior to August 1998, with the approval from our Board of Directors, we acquired approximately 22 thousand shares of our common stock with an aggregate cost of $194 thousand.

Our Board of Directors also resolved that the repurchased shares may be reissued for any proper corporate purpose, including without limitation, future acquisitions. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors. The difference between the aggregate cost of the repurchased shares and the fair value of our common stock at the date of grant of restricted and non-restricted stock or the proceeds from the employee and non-employee stock option exercises is recorded in Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of December 31, 2003, we have reissued 424 thousand shares of treasury stock with an aggregate cost of $3.6 million.

Employee Stock Options, Non-Employee Directors Stock Options, and Restricted Common Stock

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at December 31, 2003 under the 1986 Plan expire between January 2005 and March 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2003 under the 1996 Plan expire between August 2006 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of December 31, 2003, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. Accordingly, as of December 31, 2003, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 797 thousand shares, of which 604 thousand shares are subject to options already issued and an additional 152 thousand shares have been issued as restricted common stock grants. Unvested restricted common stock of 140 thousand shares, at December 31, 2003, will vest between October 2004 and August 2008.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The term and vesting period of awards granted under the 2001 Plan is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at December 31, 2003 under the 2001 Plan expire between September 2006 and September 2008.

Beginning in October 2001, under the 2001 Omnibus Plan, we started granting shares of restricted common stock to our employees. The following table summarizes the status of our unvested restricted stock outstanding and related transactions for year ended December 31, 2003, the nine months ended December 31, 2002, and the year ended March 31, 2002 (in thousands):

Restricted Stock Outstanding
Restricted outstanding at March 31, 2001	—
Granted and issued	25

Restricted outstanding at March 31, 2002	25
Granted and issued	96
Vested	(6)

Restricted outstanding at December 31, 2002	115
Granted and issued	31
Vested	(6)

Restricted outstanding at December 31, 2003	140

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended. The Directors Plan permits the issuance of options to purchase up to an aggregate of 250 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2003 under the Directors Plan expire between October 2005 and May 2008.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options expire in January 2005.

As of December 31, 2003, the following table summarizes the outstanding stock options which were issued pursuant to the plans described above, and the options issued outside the plans in 1995 (in thousands, except weighted-average exercise price):

Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2001 Plan	604	$24.27	41
1996 Plan	890	$13.10	—
1986 Plan	49	$6.89	—
Directors Plan	86	$18.84	70
1995 non-qualified options (1)	25	$6.89	—

	1,654	$17.20	111

(1)	These options were not approved by shareholders. All other plans shown in the table were approved by our shareholders.

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

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

	For the Year Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2002	2001
		(Unaudited)		(Unaudited)
Consolidated Income Statement Data
Revenue	$2,661,790	$1,898,181	$1,546,897	$1,013,781
Cost of sales	(2,561,082)	(1,814,114)	(1,483,976)	(958,753)

Gross profit	100,708	84,067	62,921	55,028
Operating expenses	(73,718)	(63,898)	(49,135)	(40,122)

Income from operations	26,990	20,169	13,786	14,906
Other income (expense), net	628	(1,926)	(2,030)	1,833

Income from operations before income taxes	27,618	18,243	11,756	16,739
Provision for income taxes	(5,744)	(3,898)	(1,884)	(3,977)

Net income	$21,874	$14,345	$9,872	$12,762

Basic earnings per share	$2.06	$1.37	$0.94	$1.23

Weighted average shares - basic	10,617	10,449	10,468	10,378

Diluted earnings per share	$1.96	$1.32	$0.91	$1.20

Weighted average shares - diluted	11,169	10,895	10,900	10,652

	As of December 31,
	2003	2002
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$192,119	$177,360
Current assets	311,021	262,580
Goodwill and identifiable intangible asset	35,107	35,475
Other assets - investment goodwill	2,857	2,857
Total assets	357,678	312,287
Current liabilities	204,762	180,359
Long-term liabilities	4,537	4,198
Total stockholders’ equity	148,379	127,730

(Continued)

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

(Continued)

	For the Year Ended March 31,
	2002	2001	2000	1999
Consolidated Income Statement Data
Revenue	$1,365,065	$1,529,242	$1,200,297	$720,561
Cost of sales	(1,288,891)	(1,457,500)	(1,136,052)	(667,302)

Gross profit	76,174	71,742	64,245	53,259
Operating expenses	(54,885)	(57,590)	(57,327)	(38,198)

Income from operations	21,289	14,152	6,918	15,061
Other income (expense), net	1,937	2,191	(5,646)	1,539

Income from continuing operations before income taxes	23,226	16,343	1,272	16,600
Provision for income taxes	(5,991)	(4,557)	(1,444)	(2,910)

Income (loss) from continuing operations	17,235	11,786	(172)	13,690
Discontinued operations, net of tax	—	(1,152)	9,807	1,417

Net income	$17,235	$10,634	$9,635	$15,107

Basic earnings (loss) per share:
Continuing operations	$1.66	$1.11	$(0.01)	$1.11
Discontinued operations	—	(0.11)	0.81	0.11

Net income	$1.66	$1.00	$0.80	$1.22

Weighted average shares - basic	10,381	10,644	12,045	12,375

Diluted earnings (loss) per share:
Continuing operations	$1.62	$1.11	$(0.01)	$1.10
Discontinued operations	—	(0.11)	0.81	0.11

Net income	$1.62	$1.00	$0.80	$1.21

Weighted average shares - diluted	10,646	10,663	12,045	12,533

	As of March 31,
	2002	2001	2000
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$132,586	$125,863	$142,250
Current assets	213,139	188,225	196,409
Goodwill and identifiable intangible asset	35,751	24,598	23,040
Other assets - investment goodwill	2,857	2,904	—
Total assets	257,923	222,165	227,915
Net liabilities of discontinued operations	—	—	6,498
Total current liabilities	133,851	112,439	122,368
Long-term liabilities	7,633	5,866	5,886
Total stockholders’ equity	116,439	103,860	99,661

NOTES TO SELECTED FINANCIAL DATA

We declared cash dividends of $0.30 per share for the years ended December 31, 2003 and 2002, $0.225 per share and $0.325 per share of common stock for the nine months ended December 31, 2002 and 2001, respectively, $0.40 per share of common stock for the year ended March 31, 2002, and $0.20 per share of common stock for the years ended March 31, 2001, 2000, and 1999. Included in the cash dividend for the nine months ended December 31, 2001 and the year ended March 31, 2002 was a special cash dividend of $0.10 per share of common stock declared in May 2001.

Pursuant to various treasury stock repurchase programs, we repurchased approximately 126 thousand shares for an aggregate cost of $2.0 million in February 2002, approximately 133 thousand shares at an aggregate cost of $1.3 million from September 2001 to October 2001, approximately 598 thousand shares for an aggregate cost of $4.4 million from April 2000 to March 2001, approximately 1.2 million shares for an aggregate cost of $8.4 million from October 1999 to March 2000, and 324 thousand shares for an aggregate cost of $3.9 million from August 1998 to March 1999. Outside of the treasury stock repurchase programs, we acquired approximately 22 thousand shares of our common stock in 1998 with an aggregate cost of $194 thousand. See “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” for additional information. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors.

We acquired the Bunkerfuels group of companies in April 1999, Norse Bunker A.S. in February 2001, the Marine Energy group of companies in April 2001, and the Oil Shipping group of companies in January 2002. These acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 1, 2001.

In February 2000, we sold our oil-recycling segment to EarthCare. Accordingly, as of December 1999, we reported our oil-recycling segment as a discontinued operation. Our consolidated financial statements were reclassified to report separately the net assets or liabilities and operating results of the discontinued operation for all periods presented. For the year ended March 31, 2001, we recorded an after-tax settlement charge of $656 thousand relating to amounts due to us from EarthCare and additional income taxes of $496 thousand associated with the discontinued operations based on the actual income tax returns filed. See Note 2 to the accompanying consolidated financial statements, included herein, for additional information.

In connection with the amortization of the Unearned deferred compensation for restricted common stock and stock options granted to employees and non-employee directors over the minimum vesting period of each individual award, we recorded total compensation cost, which was included in Operating expenses, of $925 thousand and $506 thousand for the years ended December 31, 2003 and 2002, respectively, $363 thousand and $39 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $182 thousand for the year ended March 31, 2001. The remaining Unearned deferred compensation was $2.8 million and $1.9 million at December 31, 2003 and 2002, respectively, and $116 thousand at March 31, 2002.

Included in Operating expenses were executive severance charges of $4.5 million relating to the termination of employment of our former Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and two other executives during the year ended December 31, 2002 and the nine months ended December 31, 2002.

Included in Other income (expense), net for the year ended December 31, 2002 and the nine months ended December 31, 2002 was a non-recurring charge of $1.6 million in connection with the settlement of the remaining balance due on the Moorehead judgment. See Item 3 – Legal Proceedings for additional information

An insurance settlement recovery of $1.0 million relating to a product theft off the coast of Nigeria was included in Other income (expense), net for the nine months ended December 31, 2001 and for the year ended March 31, 2002. The product theft, which resulted in a non-recurring charge of $3.1 million for the year ended March 31, 2000, was included in Other income (expense), net. See Item 3 – Legal Proceedings for additional information.

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

During the year ended March 31, 2000, a non-recurring charge of $2.5 million relating to the write-down of our investment in the aviation joint venture in Ecuador was included in Other income (expense), net. Then, in October 2000, our aviation joint venture in Ecuador ceased operations. Finally, during the year ended March 31, 2001, we completed the closure of our aviation joint venture in Ecuador and recovered $365 thousand of the investment write-down. The recovery was included as a non-recurring credit in Other income (expense), net.

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

The following table provides the contribution percentage of each of our two reportable operating businesses on our total revenue and our operating income (excluding corporate overhead) for each of the periods presented in the accompanying Consolidated Statements of Income:

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Revenue:
Marine fuel services	61%	68%	66%	72%	72%	66%
Aviation fuel services	39%	32%	34%	28%	28%	34%

	100%	100%	100%	100%	100%	100%

Operating income, excluding corporate overhead
Marine fuel services	46%	42%	41%	56%	52%	53%
Aviation fuel services	54%	58%	59%	44%	48%	47%

	100%	100%	100%	100%	100%	100%

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

Revenue Recognition

Revenue is recorded in the period when the sale is made or as the services are performed. We contract with third parties to provide fuel and/or deliver most services.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market conditions of our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $192.1 million and $177.4 million, net of allowance for bad debts of $10.5 million and $11.1 million, as of December 31, 2003 and 2002, respectively.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at December 31, 2003. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of this Form 10-K.

Goodwill, Identifiable Intangible Assets and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of approximately $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002. The identifiable intangible asset for customer relations existing at the date of acquisition of $1.8 million was recorded and is being amortized over its useful life of five years. Effective April 2001, as permitted, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142. We recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, for the year ended March 31, 2001. We recorded amortization of our identifiable intangible asset of $368 thousand for the years ended December 31, 2003 and 2002, $276 thousand for the nine months ended December 31, 2002 and 2001, and $92 thousand for the year ended March 31, 2002.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2003, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

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

Results of Operations

Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts. Profit from our aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

In February 2001, April 2001, and January 2002, we acquired the operations of Norse Bunker A.S., the Marine Energy group of companies, and the Oil Shipping group of companies, respectively. These acquisitions form part of our worldwide marine fuel marketing segment and were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. Under the equity method of accounting, we have recorded our share of the results of PAFCO since January 2001.

Our profitability was favorably impacted in 2003 by increases in business volume for both marine and aviation, and marine’s gross profit per metric ton traded and brokered. In addition, included in the results for the year ended December 31, 2002 were two non-recurring charges totaling $6.1 million. The 2002 non-recurring charges consisted of 1) executive severance charges of $4.5 million, of which $3.7 million related to our former Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives, and 2) a $1.6 million charge for the settlement of the remaining balance on a court judgment against Donald F. Moorehead, Jr., who defaulted on his agreement to purchase EarthCare Company stock owned by us, which was received in connection with the sale of our oil-recycling subsidiaries in February 2000. Earnings in 2003 were adversely affected by a decrease in gross profit per gallon in aviation and increases in all three categories of expenses: ‘salaries and wages’, ‘provision for bad debts’ and ‘other operating expenses.’

The lower gross profit per gallon sold in aviation was primarily due to increased fuel management business and wholesale activities, which are higher credit quality and lower margin business and activities. Partially offsetting the impact of these lower margin activities on gross profit in aviation was new commercial and government business. The increase in salaries and wages was due to new employees to support our business process improvements and continued business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Incentive compensation accounted for the largest part of the salaries and wages increase. The increase in the provision for bad debts is primarily due to additional general provision for bad debts resulting from the write-off of receivables from two bankrupt international airlines. The increase in other operating expenses was also primarily related to our business process improvements and continued business expansion, as well as to higher overall operating costs primarily relating to insurance, office rent, depreciation and amortization, travel and entertainment, and independent directors’ cash compensation and non-cash compensation related to stock-based awards.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, world oil prices have been very volatile over the last several years. We expect continued volatility in world oil prices as a result of the instability in the Middle East. Since fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatility in fuel prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of this Form 10-K.

Year ended December 31, 2003 compared to Year ended December 31, 2002 (unaudited)

Our revenue for the year ended December 31, 2003 was $2.66 billion, an increase of $763.6 million, or 40.2%, as compared to revenue of $1.90 billion for the year ended December 31, 2002. Our revenue increase was mainly due to increases in both business volume and fuel sale prices, related to higher world oil prices.

Our revenue during these periods was attributable to the following segments (in thousands):

	For the year ended December 31,
	2003	2002
		(unaudited)
Marine fuel services	$1,636,966	$1,283,113
Aviation fuel services	1,024,824	615,068

Total	$2,661,790	$1,898,181

Our marine fuel services segment contributed $1.64 billion in revenue for the year ended December 31, 2003, an increase of $353.9 million, or 27.6%, over the prior year. The increase in revenue was primarily due to an 18.2% increase in the average price per metric ton sold and an 8.6% increase in the volume of metric tons sold. Our aviation fuel services segment contributed $1.02 billion in revenue for the year ended December 31, 2003, an increase of $409.8 million, or 66.6%, over the prior year. The increase in revenue was due to a 54.2% increase in the volume of gallons sold and an 8.0% increase in the average price per gallon sold. The significant increase in aviation sales volume was due to new commercial and government business as well as increases in wholesale activities and fuel management business.

Our gross profit of $100.7 million for the year ended December 31, 2003 increased $16.6 million, or 19.8%, as compared to the prior year. On the other hand, our gross margin decreased from 4.4% for the year ended December 31, 2002, to 3.8% for the year ended December 31, 2003. Our marine fuel services gross margin of 3.0% was unchanged from the prior year, however, our gross profit in the marine fuel services segment increased $10.4 million due to increases in our average gross profit per metric ton sold and brokered of 24.1% and 4.4%, respectively. The increase in our gross profit per metric ton in marine was primarily due to better pricing. Our gross profit in the aviation fuel services business increased $6.2 million while our aviation fuel services gross margin decreased to 5.1% for the year ended December 31, 2003, as compared to 7.5% for the prior year. The increase in our gross profit in the aviation fuel services segment was primarily due to increased business volume. Whereas, the decrease in aviation fuel services gross margin reflects increases in our wholesale and fuel management business, which are higher quality, lower margin businesses. With our continued expansion in the fuel management business, we expect future decreases in our gross margin.

Total operating expenses for the year ended December 31, 2003 were $73.7 million, as compared to $63.9 million for the year ended December 31, 2002. Included in operating expenses for the year ended December 31, 2002 were executive severance charges totaling $4.5 million, of which $3.7 million related to our former Chairman and Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives. Excluding the 2002 executive severance charges, the increase in operating expenses of $14.3 million related to all three categories of expenses: salaries and wages, provision for bad debts, and other operating expenses. The $7.2 million increase in salaries and wages was due to new employees to support our business process improvements and continued business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Incentive compensation accounted for the largest part of the increase in salaries and wages. The increase in provision for bad debts of $3.4 million primarily resulted from the recording of additional general allowance for bad debts for estimated credit losses. The $3.7 million increase in other operating expenses was also primarily related to our business process improvements and continued business expansion, as well as to higher overall operating costs primarily relating to the following expenses: 1) insurance increased 22.6%, 2) office rent increased 22.9%, 3) depreciation and amortization increased 31.3%, 4) travel and entertainment increased 22.2%, and 5) independent directors’ cash compensation and non-cash compensation related to stock-based awards increased 73.8%, which was mostly related to the amortization of the fair value of the stock options granted over the applicable one year vesting period.

Our income from operations for the year ended December 31, 2003 was $27.0 million, as compared to $20.2 million for the year ended December 31, 2002. Income from operations during these periods was attributable to the following segments (in thousands):

	For the year ended December 31,
	2003	2002
		(unaudited)
Marine fuel services	$18,299	$13,608
Aviation fuel services	21,795	18,862
Corporate overhead	(13,104)	(12,301)

Total	$26,990	$20,169

The marine fuel services segment earned $18.3 million in income from operations for the year ended December 31, 2003, an increase of $4.7 million, or 34.5%, as compared to the prior year. This increase resulted primarily from a 27.5% increase in gross profit, partially offset by higher operating expenses. The aviation fuel services segment’s income from operations was $21.8 million for the year ended December 31, 2003, an increase of $2.9 million, or 15.5%, as compared to the prior year. This improvement was due to a 13.4% increase in gross profit, partially offset by increased provision for bad debts and other operating expenses. Corporate overhead costs not charged to the business segments totaled $13.1 million for the year ended December 31, 2003, as compared to $12.3 million during the prior year. For explanations of the increases in operating expenses for the year ended December 31, 2003 as compared to the prior year, see the above discussion on operating expenses.

During the year ended December 31, 2003, we reported $628 thousand in other income, net, as compared to other expense, net, of $1.9 million for the prior year. Included in other expense, net, for the year ended December 31, 2002, was a $1.6 million non-recurring charge in connection with the settlement of the remaining balance due on the Moorehead judgment. The remaining positive variance of $977 thousand was mainly related to lower net unrealized foreign currency losses and the recognition of net realized foreign exchange gains for 2003 as opposed to net foreign exchange losses for 2002. Unrealized foreign currency translation losses and gains result from the translation of monetary assets and liabilities of our non-U.S. entities at the prevailing exchange rates at year-end.

For the year ended December 31, 2003, our effective tax rate was 20.8%, for an income tax provision of $5.7 million, as compared to 21.4% and an income tax provision of $3.9 million for the year ended December 31, 2002. Netted with the income tax provision for the year ended December 31, 2002 were income tax benefits totaling $2.3 million related to the 2002 executive severance charges and the 2002 non-recurring charge in connection with the settlement of the remaining balance due on the Moorehead judgment. Excluding the effects of the 2002 non-recurring items on our results, our consolidated effective tax rate for the year ended December 31, 2002 would have been 25.6%. The lower tax rate results primarily from increased operating income in low tax foreign jurisdictions as well as lower statutory tax rates on certain types of foreign income.

Net income and diluted earnings per share for the year ended December 31, 2003 were $21.9 million and $1.96, respectively, as compared to $14.3 million and $1.32 during the prior year. Included in the results for the year ended December 31, 2002 were the two non-recurring, after-tax charges totaling $3.7 million, or $0.34 per diluted share: 1) the charge of $2.8 million, or $0.25 per diluted share, related to executive severance, and 2) the charge of $970 thousand, or $0.09 per diluted share, related to the settlement of the remaining balance due on the Moorehead judgment.

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

Our marine fuel services segment contributed $1.03 billion in revenue for the nine months ended December 31, 2002, an increase of $299.1 million, or 41.1%, over the same period of the prior year. The increase in revenue was primarily due to a 13.1% increase in the average price per metric ton sold and a 25.2% increase in the volume of metric tons sold, which was due, in part, to our January 2002 acquisition of the Oil Shipping group of companies. Our aviation fuel services segment contributed $520.7 million in revenue for the nine months ended December 31, 2002, an increase of $234.0 million, or 81.6%, over the corresponding period of the prior year. The increase in revenue was due to a 97.7% increase in the volume of gallons sold, which more than offset an 8.1% decrease in the average price per gallon. The increase in aviation sales volume was due to new commercial and government business, increases in wholesale and fuel management business, and a recovery from the general slowdown in aviation activity during the prior year.

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

Our marine fuel services segment contributed $984.0 million in revenue for the year ended March 31, 2002, a decrease of $20.6 million, or 2.0%, over the prior year. The decrease in revenue was due to an 18.7% decline in the average price per metric ton sold, partially offset by a 20.2% increase in the volume of metric tons sold. The increase in marine sales volume was due, in part, to sales from our February and April 2001 acquisitions. Our aviation fuel services segment contributed $381.1 million in revenue for the year ended March 31, 2002. This represented a decrease in revenue of $143.6 million or 27.4%, as compared to the prior year. The decrease in revenue was due to a 15.7% decrease in the volume of gallons sold and a 13.8% decrease in the average price per gallon sold. The decrease in aviation sales volume reflects management’s decision to reduce our credit exposure and increase margins. Sales volume also decreased during the year ended March 31, 2002 because of a general slowdown in economic activity. During the latter part of the quarter ended March 31, 2002 and thereafter, we began to experience increased sales volumes in aviation.

Our gross profit of $76.2 million for the year ended March 31, 2002 increased $4.4 million, or 6.2%, as compared to the prior year. Our gross margin also increased from 4.7% for the year ended March 31, 2001 to 5.6% for the year ended March 31, 2002. Our marine fueling segment achieved a 3.9% gross margin for the year ended March 31, 2002, as compared to a 3.7% gross margin for the prior year. This gross margin increase resulted from a drop in the average price per metric ton traded, which offset a lower gross profit per metric ton traded. The narrower gross profit per metric ton traded was caused by competitive pressures, and by the marine acquisitions which resulted in the addition of lower margin trading business. By integrating the acquisitions into our existing global network, we expect to gain from synergies in purchasing and value-added services, and thereby maximize the gross profit of our acquired companies. Our aviation fueling business achieved a 9.9% gross margin for the year ended March 31, 2002, as compared to 6.6% achieved for the prior year. This increase resulted from an overall increase in the gross profit per gallon sold and the decline in the average price per gallon sold. The improvement in gross profit resulted from a revision in our pricing strategy, as well as the recovery of certain business taxes previously expensed and the favorable resolution of certain outstanding items with suppliers.

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

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we use third parties for fueling services and inventories are maintained at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of December 31, 2003, we had $76.3 million of cash and cash equivalents as compared to $57.8 million at December 31, 2002.

We also have a revolving credit facility which permits borrowings of up to $100.0 million, with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, or impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of December 31, 2003, we had no borrowings under the credit facility. Letters of credit of $16.1 million were outstanding, at December 31, 2003, under the credit facility agreement.

Net cash provided by continuing operating activities totaled $26.7 million for the year ended December 31, 2003, as compared to $17.0 million of net cash provided by continuing operating activities for the year ended December 31, 2002. This $9.7 million increase was primarily a result of additional income from continuing operations.

During the year ended December 31, 2003, net cash used in investing activities was $3.3 million, a decrease of $5.4 million as compared to net cash used in investing activities for the year ended December 31, 2002. This decrease is primarily due to a cash payment on an acquisition of business in April 2002.

For the year ended December 31, 2003, net cash used in financing activities was $5.0 million, a decrease of $1.8 million as compared to net cash used in financing activities for the year ended December 31, 2002. This decrease was attributable to purchases of treasury stock of $2.0 million during the year ended December 31, 2002 and a reduction in repayment of debt of $2.4 million. Partially offsetting these decreases in usage of net cash was a decrease in the cash provided by stock option exercises of $2.6 million.

Working capital at December 31, 2003 was $106.2 million, representing an increase of $24.0 million from working capital at December 31, 2002. Our accounts and notes receivable, at December 31, 2003, excluding the allowance for bad debts, amounted to $202.7 million as compared to $188.5 million at December 31, 2002. This $14.2 million increase was due largely to increased sales in both our marine and aviation segments. At December 31, 2003, the allowance for bad debts of $10.5 million decreased by $574 thousand from the balance at December 31, 2002. During the year ended December 31, 2003, we charged $6.3 million to the provision for bad debts, as compared to $2.9 million for the year ended December 31, 2002. The increase in the provision for bad debts is primarily due to the recording of additional general provision for bad debts. We had charge-offs in excess of recoveries of $6.9 million for the year ended December 31, 2003, as compared to $2.8 million for the year ended December 31, 2002. The increase in the charge-offs in excess of recoveries was primarily related to receivables from two bankrupt international airlines. For the year ended December 31, 2003, our Days Sales Outstanding (DSO) was 24 days versus 31 days for the year ended December 31, 2002.

Inventories of $22.9 million, at December 31, 2003, increased $17.8 million from December 31, 2002. This increase is primarily due to changes of our fuel procurement processes. As of December 31, 2003, prepaid expenses and other current assets of $19.7 million decreased $2.6 million from December 31, 2002. This decrease was mainly due to a reduction in the fair market value of our outstanding derivatives at year-end, partially offset by increases in prepaid fuel, taxes receivables, and the current portion of the deferred income tax assets.

At December 31, 2003, in the aggregate, net goodwill, identifiable intangible asset, and investment goodwill decreased $368 thousand from December 31, 2002, to $38.0 million, due to the amortization of the identifiable intangible asset. Other asset, excluding investment goodwill, decreased $2.8 million, to $1.7 million, due to a decrease in the non-current portion of the deferred income tax assets.

Our current liabilities, excluding short-term debt, increased $25.3 million primarily due to increased business activity in both our marine and aviation segments. Long-term debt and short-term debt, in the aggregate, decreased by $588 thousand mainly due to the repayment of our acquisition debt of $2.5 million, partially offset with increases in accruals for deferred compensation, earned and unearned, and additional deferred rental credits.

Stockholders’ equity amounted to $148.4 million at December 31, 2003, as compared to $127.7 million at December 31, 2002. The increase in stockholders’ equity was mainly due to $21.9 million in earnings, $922 thousand from the exercise of stock options, and $925 thousand in amortization of unearned deferred compensation, partially offset by the declaration of dividends of $3.2 million during the year ended December 31, 2003.

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

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2003, we had outstanding letters of credit of $16.1 million. The letters of credit were issued under our revolving credit facility, and count against the $100.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Lease Commitments

As of December 31, 2003, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year Ending December 31,
2004	$1,678
2005	1,387
2006	1,202
2007	1,070
2008	915
Thereafter	2,613

$8,865

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2003, there were no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2003, we had approximately $5.0 million in outstanding bonds.

Purchase and Sale Commitments and Derivatives

See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-K, for a discussion of our purchase and sale commitments and derivatives.

Employment Agreements

In July 2002, our Board of Directors elected a new Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”) and appointed a new President and Chief Operating Officer (“COO”). In connection with the executives’ promotion to their respective positions, they received new employment agreements which among other modifications and provisions, increased their individual base salary to $525 thousand, extended their employment period to July 2007, and modified their termination severance benefits. Per the executives’ employment agreements, as amended, effective April 2002, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth and certain yearly objectives, agreed upon between the executives and the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the year ended December 31, 2003, the CEO and COO earned an annual bonus equal to 200% of base salary. For the nine months ended December 31, 2002, the CEO and COO earned and received a prorated annual bonus equal to 100% of base salary.

In addition, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2003 and 2002, $126 thousand was deferred under the employment agreements of our Chairman and President. Such deferred compensation was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

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

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonuses which are payable if specified performance goals are attained.

As of December 31, 2003, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year Ending December 31,
2004	$8,507
2005	6,457
2006	4,626
2007	2,130

$21,720

Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. In accordance with the venture’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. We also have the right to approve all credit sales by PAFCO. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. We purchased PAFCO accounts receivable totaling $38 thousand for the year ended December 31, 2002 and for the nine months ended December 31, 2002. Subsequent to these purchases, we wrote off these accounts. For the year ended December 31, 2003, the nine months ended December 31, 2001, and the years ended March 31, 2002 and 2001, we did not purchase any of PAFCO’s accounts receivable.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we do not have any variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements of FIN No. 46 for any variable interest entities, other than special-purpose entities, created before February 1, 2003 to the period ending after March 15, 2004. We are currently evaluating the impact of FIN No. 46 on our sole variable interest entity which was created prior to February 1, 2003.

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

As of December 31, 2003, we have eight outstanding swaps contracts totaling approximately 84 thousand metric tons of marine fuel, with monthly settlements through December 2005, and nine outstanding swaps contracts totaling 17 million gallons of aviation fuel, with monthly settlements through December 2004. As of December 31, 2003, we have recorded our derivatives, which consisted of swaps contracts, at their fair market value of $2.1 million. In the accompanying Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses. For additional information, see “Derivatives” in Note 1 to the consolidated financial statements included herein.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 4, 2004, the report thereon of Arthur Andersen LLP dated May 30, 2001, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

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

Item 9A. Controls and Procedures

As of December 31, 2003, we have evaluated the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our management, including our CEO, COO and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO, COO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective so that the information we are required to disclose in the reports which we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, COO and CFO, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Election of Directors,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Compensation of Officers” and “Board of Directors - Compensation of Directors” appearing in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Compensation of Officers – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Company’s Relationship with Independent Public Accountants” in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

	(i)	Reports of Independent Certified Public Accountants.	31

	(ii)	Consolidated Balance Sheets as of December 31, 2003 and 2002.	33

	(iii)	Consolidated Statements of Income for the Years ended December 31, 2003 and 2002 (unaudited), the Nine Months ended December 31, 2002 and 2001 (unaudited), and the Years ended March 31, 2002 and 2001.	34

	(iv)	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2003 and 2002 (unaudited), the Nine Months ended December 31, 2002 and 2001 (unaudited), and the Years ended March 31, 2002 and 2001.	35

	(v)	Consolidated Statements of Cash Flows for the Years ended December 31, 2003 and 2002 (unaudited), the Nine Months ended December 31, 2002 and 2001 (unaudited), and the Years ended March 31, 2002 and 2001.	36

	(vi)	Notes to the Consolidated Financial Statements.	39

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in
	the consolidated financial statements or notes thereto, or the information called for is not required.

(a)(3)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation are incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

3.2	By-laws, amended and restated as of February 19, 2003, are incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

4.1	1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

4.2	1993 Non-Employee Directors Stock Option Plan is incorporated by reference to our Schedule 14A filed June 28, 1994.

4.3	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed July 18, 1997.

4.4	2001 Omnibus Plan is incorporated by reference to our Schedule 14A filed July 17, 2001.

10.1	Employment Agreement, amended and restated as of July 26, 2003, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.2	Employment Agreement, amended and restated as of July 26, 2003, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 19, 2003, between World Fuel Services Corporation, as the Company, the various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

December 19, 2003. We filed a Current Report on Form 8-K to announce the following: 1) we have entered into an agreement with Morgan Stanley Capital Group and United Airlines to provide back-office processing and other services for a number of third-party supply contracts held by United with flag carriers fueling at hub airports in the United States, and 2) we have agreed to replace our existing $40 million revolving credit facility with a new three-year $100 million syndicated revolving credit facility, arranged by LaSalle Bank N.A. with HSBC Bank USA, Merrill Lynch, Commercebank N.A. and Israel Discount Bank of New York.

December 02, 2003. We filed a Current Report on Form 8-K to announce the signing of a fuel procurement/management contract with America West Airlines, Inc. The airline purchases approximately 450 million gallons of fuel annually in over 62 domestic and international locations. Fuel expense accounts for approximately 18 percent of the airline’s total annual operating costs. The program is expected to be fully operational by the end of the airline’s first quarter 2004.

October 30, 2003. We filed a Current Report on Form 8-K to report the results of operations for the three months and nine months ended September 30, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors

of World Fuel Services Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of World Fuel Services Corporation and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the nine months ended December 31, 2002, and the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 4, 2004

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

/s/ Arthur Andersen LLP

Miami, Florida,

May 30, 2001.

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the “Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients,” issued by the U.S Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain years, which are not required to be presented in the accompanying consolidated financial statements. In addition, this previously issued Andersen report includes reference to Schedule II, which was omitted in this report since the required information is set forth in Note 1 to the accompanying consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$76,256	$57,776
Accounts and notes receivable, net of allowance for bad debts of $10,538 and $11,112 at December 31, 2003 and 2002, respectively	192,119	177,360
Inventories	22,940	5,144
Prepaid expenses and other current assets	19,706	22,300

Total current assets	311,021	262,580

Property and equipment:
Leasehold and improvements	2,022	1,320
Office equipment, furniture, computer equipment and software	14,606	13,580

	16,628	14,900
Accumulated depreciation and amortization	(9,665)	(8,026)

	6,963	6,874

Other:
Goodwill, net of amortization of $3,490 at December 31, 2003 and 2002	34,003	34,003
Identifiable intangible asset, net of amortization of $736 and $368 at December 31, 2003 and 2002, respectively	1,104	1,472
Other assets	4,587	7,358

	$357,678	$312,287

Liabilities
Current liabilities:
Short-term debt	$1,600	$2,527
Accounts payable	172,885	146,784
Accrued expenses	9,987	16,788
Customer deposits	6,320	5,264
Accrued salaries and wages	9,547	5,634
Income taxes payable	4,423	3,362

Total current liabilities	204,762	180,359

Long-term liabilities	4,537	4,198

	209,299	184,557

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized, issued and outstanding shares of 12,765 at December 31, 2003 and 2002	128	128
Capital in excess of par value	34,672	32,595
Retained earnings	132,976	114,334
Unearned deferred compensation	(2,788)	(1,886)
Treasury stock, at cost; shares of 1,973 and 2,071 at December 31, 2003 and 2002, respectively	(16,609)	(17,441)

	148,379	127,730

	$357,678	$312,287

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Revenue	$2,661,790	$1,898,181	$1,546,897	$1,013,781	$1,365,065	$1,529,242
Cost of sales	(2,561,082)	(1,814,114)	(1,483,976)	(958,753)	(1,288,891)	(1,457,500)

Gross profit	100,708	84,067	62,921	55,028	76,174	71,742

Operating expenses:
Salaries and wages	(38,757)	(31,554)	(23,484)	(22,445)	(30,515)	(26,299)
Executive severance charges	—	(4,492)	(4,492)	—	—	(3,505)
Provision for bad debts	(6,281)	(2,866)	(2,182)	(3,244)	(3,928)	(7,909)
Other	(28,680)	(24,986)	(18,977)	(14,433)	(20,442)	(19,877)

	(73,718)	(63,898)	(49,135)	(40,122)	(54,885)	(57,590)

Income from operations	26,990	20,169	13,786	14,906	21,289	14,152

Other income (expense), net:
Interest income	823	1,547	1,227	1,499	1,819	1,965
Interest expense	(310)	(602)	(389)	(328)	(541)	(348)
Earnings from aviation joint ventures, net	493	413	310	313	416	24
Non-recurring (charge) credit	—	(1,577)	(1,577)	1,000	1,000	365
Other, net	(378)	(1,707)	(1,601)	(651)	(757)	185

	628	(1,926)	(2,030)	1,833	1,937	2,191

Income from continuing operations before income taxes	27,618	18,243	11,756	16,739	23,226	16,343
Provision for income taxes	(5,744)	(3,898)	(1,884)	(3,977)	(5,991)	(4,557)

Income from continuing operations	21,874	14,345	9,872	12,762	17,235	11,786
Discontinued operations, net of tax	—	—	—	—	—	(1,152)

Net income	$21,874	$14,345	$9,872	$12,762	$17,235	$10,634

Basic earnings (loss) per share:
Continuing operations	$2.06	$1.37	$0.94	$1.23	$1.66	$1.11
Discontinued operations	—	—	—	—	—	(0.11)

Net income	$2.06	$1.37	$0.94	$1.23	$1.66	$1.00

Weighted average shares - basic	10,617	10,449	10,468	10,378	10,381	10,644

Diluted earnings (loss) per share:
Continuing operations	$1.96	$1.32	$0.91	$1.20	$1.62	$1.11
Discontinued operations	—	—	—	—	—	(0.11)

Net income	$1.96	$1.32	$0.91	$1.20	$1.62	$1.00

Weighted average shares - diluted	11,169	10,895	10,900	10,652	10,646	10,663

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Unearned Deferred Compensation	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at March 31, 2000	12,537	$125	$26,800	$85,256	—	1,540	$(12,520)	$99,661
Net income	—	—	—	10,634	—	—	—	10,634
Cash dividends declared	—	—	—	(2,120)	—	—	—	(2,120)
Purchases of treasury stock	—	—	—	—	—	598	(4,404)	(4,404)
Other	4	—	89	—	—	—	—	89

Balance at March 31, 2001	12,541	125	26,889	93,770	—	2,138	(16,924)	103,860
Net income	—	—	—	17,235	—	—	—	17,235
Cash dividends declared	—	—	—	(4,164)	—	—	—	(4,164)
Purchases of treasury stock	—	—	—	—	—	259	(3,257)	(3,257)
Issuance of restricted stock	25	1	297	—	(298)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	182	—	—	182
Exercise of stock options, including income tax benefit of $383	196	2	2,466	—	—	(9)	76	2,544
Other	3	—	39	—	—	—	—	39

Balance at March 31, 2002	12,765	128	29,691	106,841	(116)	2,388	(20,105)	116,439
Net income	—	—	—	9,872	—	—	—	9,872
Cash dividends declared	—	—	—	(2,379)	—	—	—	(2,379)
Issuance of restricted stock	—	—	1,112	—	(1,918)	(96)	806	—
Issuance of stock options	—	—	215	—	(215)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	363	—	—	363
Exercise of stock options, including income tax benefit of $475	—	—	1,531	—	—	(217)	1,824	3,355
Other	—	—	46	—	—	(4)	34	80

Balance at December 31, 2002	12,765	128	32,595	114,334	(1,886)	2,071	(17,441)	127,730
Net income	—	—	—	21,874	—	—	—	21,874
Cash dividends declared	—	—	—	(3,232)	—	—	—	(3,232)
Issuance of restricted stock	—	—	388	—	(652)	(31)	264	—
Issuance of stock options	—	—	1,175	—	(1,175)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	925	—	—	925
Exercise of stock options, including income tax benefit of $196	—	—	388	—	—	(63)	534	922
Other	—	—	126	—	—	(4)	34	160

Balance at December 31, 2003	12,765	$128	$34,672	$132,976	$(2,788)	1,973	$(16,609)	$148,379

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Cash flows from continuing operating activities:
Income from continuing operations	$21,874	$14,345	$9,872	$12,762	$17,235	$11,786

Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities-
Provision for bad debts	6,281	2,866	2,182	3,244	3,928	7,909
Depreciation and amortization	3,830	2,865	2,222	1,296	1,939	2,350
Deferred income tax provision (benefit)	3,175	(2,174)	(618)	(607)	(2,163)	(743)
Earnings from aviation joint ventures, net	(493)	(413)	(310)	(313)	(416)	(24)
Non-recurring charges (credits)	—	1,577	1,577	—	—	(365)
Unearned deferred compensation amortization	925	506	363	39	182	—
Other non-cash operating charges (credits)	360	292	228	(195)	(131)	155
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(21,040)	(65,836)	(46,956)	26,983	8,103	9,000
Inventories	(17,796)	(2,242)	(2,925)	2,107	2,790	5,409
Prepaid expenses and other current assets	3,201	(8,229)	(7,509)	1,180	460	(1,106)
Other assets	(404)	(566)	157	430	(293)	347
Accounts payable and accrued expenses	19,250	71,941	49,834	(21,395)	712	(10,213)
Customer deposits	1,056	1,126	1,445	(1,643)	(1,962)	2,764
Accrued salaries and wages	3,913	635	(827)	(145)	1,317	1,586
Income taxes payable	1,257	1,819	(789)	(158)	2,450	162
Deferred compensation and other long-term liabilities	1,341	(1,469)	(1,712)	(183)	60	(880)

Total adjustments	4,856	2,698	(3,638)	10,640	16,976	16,351

Net cash provided by continuing operating activities	26,730	17,043	6,234	23,402	34,211	28,137

Cash flows from investing activities:
Capital expenditures	(3,267)	(3,213)	(2,755)	(978)	(1,436)	(2,684)
Proceeds from the sale of leasehold property	—	—	—	296	296	—
Payment for acquisition of businesses	—	(5,461)	—	(3,113)	(8,574)	(1,824)
Investment in aviation joint venture	—	—	—	—	—	(1,036)

Net cash used in investing activities	(3,267)	(8,674)	(2,755)	(3,795)	(9,714)	(5,544)

Cash flows from financing activities:
Dividends paid on common stock	(3,182)	(3,136)	(2,351)	(3,121)	(3,906)	(2,154)
Purchases of treasury stock	—	(1,978)	—	(1,279)	(3,257)	(4,404)
Repayment of debt	(2,527)	(4,944)	(4,404)	(1,510)	(2,050)	(18)
Proceeds from exercise of stock options	726	3,286	2,880	1,755	2,161	—

Net cash used in financing activities	(4,983)	(6,772)	(3,875)	(4,155)	(7,052)	(6,576)

Discontinued operations	—	—	—	1,750	1,750	(9,813)

Net increase (decrease) in cash and cash equivalents	18,480	1,597	(396)	17,202	19,195	6,204
Cash and cash equivalents, at beginning of period	57,776	56,179	58,172	38,977	38,977	32,773

Cash and cash equivalents, at end of period	$76,256	$57,776	$57,776	$56,179	$58,172	$38,977

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	For the Year December 31,		For the Nine Months Ended December 31,		For the Year March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$404	$893	$761	$265	$397	$254

Income taxes	$6,155	$7,629	$6,749	$4,720	$5,600	$14,752

We paid cash and issued notes payable in connection with certain acquisitions of businesses accounted for under the purchase method for the year ended December 31, 2002, the nine months ended December 31, 2001, and the years ended March 31, 2002 and 2001. The following reconciles the fair values of the assets acquired, liabilities assumed, and promissory notes issued with cash paid:

	For the Year December 31,		For the Nine Months Ended December 31,		For the Year March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Accounts receivable	$—	$18,754	$—	$—	$18,754	$—
Prepaid and other current assets	—	232	—	—	232	—
Property and equipment	—	—	—	—	—	—
Goodwill	—	4,292	—	5,113	9,405	2,364
Identifiable intangible assets	—	1,840	—	—	1,840	—
Short-term debt	—	(1,500)	—	—	(1,500)	—
Promissory notes, short-term portion	—	(952)	—	(1,000)	(1,952)	(540)
Accounts payable	—	(14,666)	—	—	(14,666)	—
Accrued expenses	—	(462)	—	—	(462)	—
Income tax payable	—	(29)	—	—	(29)	—
Promissory notes, long-term portion	—	(2,048)	—	(1,000)	(3,048)	—

Cash paid	$—	$5,461	$—	$3,113	$8,574	$1,824

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, totaled $828 thousand and $806 thousand are included in Accrued expenses as of December 31, 2003 and 2002, respectively.

For the construction of our corporate office in 2002 and 2003, we received an office construction allowance of $799 thousand from our landlord. We recorded the office construction allowance as Leasehold and improvements with a related deferred rental credit, which was included in Long-term liabilities. As of December 31, 2003, including the construction allowance, we recorded Leasehold and improvements totaling $1.4 million for the construction of our corporate office. Also at December 31, 2003, unamortized deferred rental credits, relating to the construction allowance and reimbursement of certain equipment purchases from our landlord, and the recognition of the total lease obligation on a straight-line basis, amounted to $1.2 million. The deferred rental credits are amortized into rental expense on a straight-line basis over the lease period.

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

In January 2002, we assumed short-term debt of $1.5 million in connection with the acquisition of businesses. See Notes 1 and 3 to the consolidated financial statements for additional information.

In connection with our aviation joint venture investment in December 2000, we issued a non-interest bearing promissory note of $1.9 million after discounting the promissory note at 9%. For additional information, see Notes 1, 3, and 7 to the consolidated financial statements.

In connection with the restricted common stock and options grants, based on the fair value of the awards, we recorded Unearned deferred compensation of $1.8 million and $2.1 million for the year ended December 31, 2003 and 2002, respectively, $2.1 million and $298 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $298 thousand for the year ended March 31, 2002. Unearned deferred compensation is being amortized over the minimum vesting period of each individual award. See Note 5 to the consolidated financial statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Recent Acquisitions and Significant Accounting Policies

Nature of Business

World Fuel Services Corporation was incorporated in July 1984 and our principal business is the marketing of marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related services, including price risk management services, to a broad base of international shipping companies and various militaries around the world. In our aviation fuel services business, we market aviation fuel and related services, including fuel management and price risk management services to a broad base of international airlines, as well as to various militaries around the world. We also offer flight plans and weather reports to our corporate customers. In our businesses, we offer 24-hour around-the-world service, credit terms, and competitively priced fuel and related services.

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. Presented for comparative purposes in this Form 10-K, the results for the year ended December 31, 2002 and the nine months ended December 31, 2001 are unaudited.

Recent Acquisitions

In December 2000, we entered into an aviation joint venture with Signature Flight Support Corporation (“Signature”), a Delaware corporation, through the acquisition of a 50% equity interest in PAFCO, L.L.C. (“PAFCO”), a marketer of aviation fuel and related services, from Signature for $1.0 million in cash and $2.5 million in the form of a non-interest bearing promissory note, payable annually over five years through January 2006. Under the equity method of accounting, we have recorded our share of PAFCO’s results since January 1, 2001. Investment goodwill related to the cost in excess of 50% of the net assets of PAFCO amounted to approximately $2.9 million and there were no other significant intangible assets that existed on the date of acquisition. See Note 7 for additional information.

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

Acquisitions in our marine segment continued in April 2001 and January 2002 with the stock acquisitions of Marine Energy Arabia Establishment Ltd., a British Virgin Islands (“BVI”) corporation, and the Oil Shipping group of companies, respectively. Both of these companies sell and market marine fuel services. The aggregate purchase price of these acquisitions was $13.6 million, including $175 thousand in acquisition costs. The components of the aggregate purchase price were $8.6 million in cash and the remainder in promissory notes. The promissory notes consisted of a $2.0 million note bearing interest of 7%, payable annually through April 2003, and a $3.3 million non-interest bearing note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable annually over three years through January 2005. Both of these acquisitions were accounted for as purchases and the operations of these acquisitions have been included in our operating results since their respective dates of acquisition. Goodwill, representing the cost in excess of net assets acquired, for these acquisitions totaled $9.4 million. At the date of our January 2002 acquisition, we identified an intangible asset of approximately $1.8 million, relating to customer relations. This intangible asset is being amortized over five years using the straight-line method.

The BVI company sells and markets marine fuel services through Marine Energy Arabia Co, LLC, a United Arab Emirates (“Dubai”) corporation. The BVI company owns 49% of the Dubai company. In accordance with local laws, the Dubai entity is 51% owned by a Dubai citizen, referred to as a Sponsor. The Dubai company, pursuant to a management contract, is required to pay for the staff and administrative support provided by the BVI entity. Our BVI subsidiary has entered into various agreements with the Dubai Sponsor to prevent an unauthorized ownership transfer and to effectively grant majority control of the Dubai entity to our BVI subsidiary. Accordingly, the financial position and operations of the Dubai entity have been included in our consolidated financial statements.

Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Our cash equivalents consist principally of bank repurchase agreements collateralized by securities issued by the United States Government, bank money market accounts, bank time deposits, and commercial paper rated A1P1.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market conditions of our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $192.1 million and $177.4 million, net of allowance for bad debts of $10.5 million and $11.1 million, as of December 31, 2003 and 2002, respectively.

The following table sets forth activities in our allowance for bad debts (in thousands):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
Balance at beginning of period	$11,112	$11,001	$11,012	$11,167	$11,167	$15,202
Charges to provision for bad debts	6,281	2,866	2,182	3,244	3,928	7,909
Write-off of uncollectible accounts receivable	(6,924)	(3,153)	(2,473)	(3,608)	(4,288)	(12,145)
Recoveries of bad debts	69	398	391	198	205	201

Balance at end of period	$10,538	$11,112	$11,112	$11,001	$11,012	$11,167

For additional information on accounts receivable and allowance for bad debts in our marine and aviation segments, see “Business Segments” in Note 8.

Inventories

Inventories are stated at the lower of cost (principally, first-in, first-out) or market. Components of inventory cost include fuel purchase costs, the related transportation costs, storage fees, and costs not yet billed to customers.

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

As of December 31, 2003, we have recorded our swap contracts at their fair value of $2.1 million. In the accompanying Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses since our OCI amounts for swap contracts fully offset at December 31, 2003. During the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2002 and 2001, all net changes in the fair value of our cash flow hedges were immaterial, as were any ineffective portions of these hedges. No cash flow hedges were derecognized or discontinued during the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2002 and 2001, and the amount of estimated unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months is not material.

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

Computer software costs, including website development costs, are accounted for under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs.” SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. EITF Issue No. 00-2 states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. As of December 31, 2003 and 2002, capitalized computer software costs, including web site development costs, amounted to $928 thousand and $3.0 million, net of accumulated amortization of $4.8 million and $2.8 million, respectively.

Goodwill, Identifiable Intangible Asset and Investment Goodwill

Goodwill and investment goodwill represent our cost or investment in excess of net assets, including identifiable intangible assets, of the acquired companies. Investment goodwill of approximately $2.9 million was included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002. The identifiable intangible asset for customer relations existing at the date of acquisition of $1.8 million was recorded and is being amortized over its useful life of five years. Effective April 2001, as permitted, we elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, and states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142. We recorded goodwill amortization of $824 thousand, including investment goodwill amortization of $74 thousand, for the year ended March 31, 2001. We recorded amortization of our identifiable intangible asset of $368 thousand for the years ended December 31, 2003 and 2002, $276 thousand for the nine months ended December 31, 2002 and 2001, and $92 thousand for the year ended March 31, 2002.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2003, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

In accordance with SFAS No. 142, the following pro forma information is presented (in thousands, except earnings per share):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
Net income:
Reported net income	$21,874	$14,345	$9,872	$12,762	$17,235	$10,634
Add back: Goodwill amortization, net of tax	—	—	—	—	—	636

Adjusted net income	$21,874	$14,345	$9,872	$12,762	$17,235	$11,270

Basic earnings per share:
Reported earnings per share	$2.06	$1.37	$0.94	$1.23	$1.66	$1.00
Add back: Goodwill amortization, net of tax	—	—	—	—	—	0.06

Adjusted basic earnings per share	$2.06	$1.37	$0.94	$1.23	$1.66	$1.06

Diluted earnings per share:
Reported earnings per share	$1.96	$1.32	$0.91	$1.20	$1.62	$1.00
Add back: Goodwill amortization, net of tax	—	—	—	—	—	0.06

Adjusted diluted earnings per share	$1.96	$1.32	$0.91	$1.20	$1.62	$1.06

Revenue Recognition

Revenue is recorded in the period when the sale is made or as the services are performed. We contract with third parties to provide fuel and/or deliver most services.

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

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
Basic weighted average shares	10,617	10,449	10,468	10,378	10,381	10,644
Restricted stock and stock units weighted average shares	138	61	72	7	12	—
Common stock equivalents	414	385	360	267	253	19

Diluted weighted average shares used in the calculation of diluted earnings per share	11,169	10,895	10,900	10,652	10,646	10,663

Weighted average shares of stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,433	1,424	1,168	1,524	1,087	184

Weighted average shares of stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	157	352	168	474	415	1,029

Foreign Currency

Our primary functional currency is the U.S. Dollar, which also serves as our reporting currency. Our non-U.S. entities translate their monetary assets and liabilities, denominated in foreign currencies, at fiscal year-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the year, except for depreciation which was translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of non-U.S. entities’ assets, liabilities, income, and expense were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred. Some of our aviation fuel purchases are denominated in local currency. Realized foreign currency exchange gains and losses on transactions were included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred.

The following table identifies the unrealized and realized foreign currency gains and losses included in Other, net in the accompanying Consolidated Statements of Income:

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
Unrealized foreign currency (losses) gains, net	$(592)	$(1,177)	$(1,234)	$77	$134	$(127)

Realized foreign currency gains (losses), net	$70	$(519)	$(364)	$(1,023)	$(1,178)	$376

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, considerable judgment was required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts we could realize in a current market sale.

Accounts and notes receivable, net, and accounts payable are reflected in the accompanying Consolidated Balance Sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature.

We estimate the fair value of our long-term debt using discounted cash flow analysis based on our current borrowing rates for similar types of debt. As of December 31, 2003, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we do not have any variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003 to the period ending after March 15, 2004. We are currently evaluating the impact of FIN No. 46 on our sole variable interest entity which was created prior to February 1, 2003.

2. Discontinued Operations

In February 2000, we sold the stock of our oil-recycling subsidiaries, the International Petroleum Corporation group (“IPC”), to EarthCare Company (“EarthCare), for $33.0 million, of which we received $28.0 million in cash and $5.0 million in EarthCare common stock, subject to lock-up and price protection agreements. In addition, after the sale, EarthCare was to pay us the value of certain assets employed in the oil-recycling business through the collection of our accounts receivable by EarthCare and the sale of inventory, prepaid expenses and other assets to EarthCare. EarthCare failed to pay us the amounts due after closing of the sale, and we commenced legal proceedings to collect these amounts. In March 2001, we entered into a settlement agreement with EarthCare (the “Settlement Agreement”) which dismissed the pending proceedings. Pursuant to this settlement, in April 2001, we received $1.75 million from EarthCare in settlement of amounts due to us. The Settlement Agreement also released us from all indemnifications previously provided to EarthCare, including environmental indemnifications, as stated in the original purchase agreement for the IPC companies. The settlement resulted in a reduction in the amount of assets we ultimately realized in connection with the discontinuance of our used oil-recycling business, which amounted to an after-tax settlement charge of $656 thousand. In addition, we also recorded additional income taxes of $496 thousand associated with the discontinued operations based on the actual income tax returns filed. We recorded the non-recurring settlement after-tax charge and additional income taxes as Discontinued operations, net of tax in the accompanying Consolidated Statements of Income for the year ended March 31, 2001.

As part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare on the closing of the sale, agreed to purchase the EarthCare stock owned by us for approximately $5.0 million. In May 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. We commenced legal proceedings against Mr. Moorehead to enforce his contract to purchase the EarthCare stock owned by us. In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Mr. Moorehead to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. We had been pursing collection of this judgment, which included obtaining a court appointed receiver, and we received principal and interest payments totaling $1.1 million from Mr. Moorehead from August 2001 to August 2002. Then, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, we recorded a non-recurring charge of approximately $1.6 million, which included $346 thousand of related legal and receiver fees, for the year ended December 31, 2002 and the nine months ended December 31, 2002. See Note 6, Commitments and Contingencies – Legal matters, for additional information.

3. Debt

In December 2003, we replaced our former $40.0 million revolving credit facility with a new $100.0 million syndicated revolving credit facility. Our new credit facility has a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. Interest is payable quarterly and at maturity in arrears. The credit facility agreement expires on December 19, 2006. The credit facility agreement imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the revolving credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us.

As of December 31, 2003, we had no borrowings under the credit facility. Letters of credit of $16.1 million were outstanding, at December 31, 2003, under the credit facility agreement. A majority of these letters of credit, provided to certain suppliers under the normal course of business, expire within one year from their issuance, and expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	December 31, 2003	December 31, 2002
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $112 and $226 at December 31, 2003 and 2002, respectively	$1,388	$1,774
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5%) of $52 and $152 at December 31, 2003 and 2002, respectively	2,148	3,074
7.0% promissory note, payable annually through April 2003	—	1,000

Total debt	$3,536	$5,848

Short-term debt	$1,600	$2,527

Long-term debt	$1,936	$3,321

As of December 31, 2003, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year Ending December 31,
2004	$1,600
2005	1,469
2006	467

$3,536

4. Income Taxes

U.S. and non-U.S. income (loss) from continuing operations before income taxes consist of the following (in thousands):

	For the Year December 31,		For the Nine Months Ended December 31,		For the Year March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
United States	$(6,786)	$(5,189)	$(5,674)	$(1,536)	$(1,051)	$(5,014)
Non-U.S.	34,404	23,432	17,430	18,275	24,277	21,357

	$27,618	$18,243	$11,756	$16,739	$23,226	$16,343

The income tax provision (benefit) related to continuing operations consist of the following components (in thousands):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(unaudited)		(unaudited)
Current:
U.S. federal	$(1,752)	$340	$(805)	$(197)	$948	$106
State	356	552	140	37	449	(99)
Non-U.S.	3,965	5,180	3,167	4,744	6,757	5,293

	2,569	6,072	2,502	4,584	8,154	5,300

Deferred:
U.S. federal	1,800	(475)	(211)	(222)	(486)	(1,109)
State	(365)	(878)	(288)	53	(537)	233
Non-U.S.	1,740	(821)	(119)	(438)	(1,140)	133

	3,175	(2,174)	(618)	(607)	(2,163)	(743)

Total	$5,744	$3,898	$1,884	$3,977	$5,991	$4,557

Our share of undistributed earnings of non-U.S. subsidiaries, not included in the consolidated U.S. federal income tax return which could be subject to additional U.S. federal income taxes, if remitted, was approximately $87.1 million and $60.3 million at December 31, 2003 and 2002, respectively. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings and it is not practicable to estimate the amount of such taxes.

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows (in thousands):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%	34.0%	34.0%
Foreign earnings, net of foreign taxes	(12.8)	(16.1)	(21.7)	(11.0)	(11.4)	(12.9)
State income taxes, net of U.S. federal income tax benefit	0.6	0.5	1.1	0.4	2.9	5.7
Net operating loss	(0.4)	1.8	—	—	—	—
Income tax credits	(0.9)	0.8	—	—	—	—
Non-deductible goodwill amortization	—	—	—	—	—	0.6
Other permanent differences	0.3	0.4	2.6	0.4	0.3	0.5

Effective income tax rate	20.8%	21.4%	16.0%	23.8%	25.8%	27.9%

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2003	2002
Excess of provision for bad debts over charge-offs	$2,974	$4,971
Net operating loss	1,730	2,231
Income tax credits	248	3,325
Excess of tax over financial reporting for depreciation of fixed assets	(150)	(559)
Excess of tax over financial reporting amortization of identifiable intangibles and goodwill	(2,414)	(1,924)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,453	707
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	3,250	1,186

Total deferred income tax assets, net	$8,091	$9,937

Deferred income tax assets, current	$7,165	$5,837

Deferred income tax assets, non-current	$926	$4,100

In the accompanying Balance Sheets, the current deferred income tax assets are included in Prepaid expenses and other current assets, and the non-current income tax assets are included in Other assets. The income tax credits of $248 thousand at December 31, 2003 represented an alternative minimum tax (“AMT”) credit carryforward, which can be used to offset our regular income tax payable in future fiscal years. As of December 31, 2002, income tax credits consisted of $2.8 million in foreign income tax credit carryovers and $486 thousand of AMT credit carryforward.

As of December 31, 2003, we have non-U.S. and U.S. state non-capital net operating losses of approximately $4.4 million and $3.0 million, respectively. At December 31, 2002, we had U.S. federal, non-U.S., and U.S. state non-capital net operating losses of approximately $5.3 million, $300 thousand, and $5.0 million, respectively. These losses, if unused, will start to expire, in varying amounts, after 2020, and 2012, respectively. Also, at December 31, 2002, we had U.S. federal capital losses of approximately $1.6 million. During the year ended December 31, 2003, our capital and non-capital U.S. net operating losses were carried back to prior years and fully utilized.

During the year ended March 31, 2002, the Internal Revenue Service (“IRS”) completed an examination of our consolidated U.S. Federal income tax returns for the years ended March 31, 1999 and 1998. The results of the IRS examination did not have a material effect on our consolidated financial statements.

5. Stockholders’ Equity

Common Stock Grants

Pursuant to a stock grant program for our non-employee directors, an annual non-restricted stock grant of 1,000 shares of our common stock is given to each non-employee director. Prior 2003, each non-employee director was granted 500 shares of our common stock. In 2003, we adopted a Stock Deferral Plan for non-employee directors to provide for the deferral of the non-restricted stock grants. Each non-employee director may elect to have his or her annual non-restricted stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to common stock, each participant within the Stock Deferral Plan shall have credited to his or her account, as maintained by the company, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. The payment of the total number of stock units credited to the participant’s account with an equal number of shares of common stock shall be made in a single distribution upon the participant’s termination of service as a director of the company for any reason or upon a change of control of the company, as defined in the Stock Deferral Plan. Stock units issued to non-employee directors are recorded as stockholders’ equity with a related non-employee director compensation expense based on the equivalent common stock fair market value at the date of issuance. As of December 31, 2003, there were 3,025 stock units with an aggregate value of $69 thousand included in Capital in excess of par value in the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2003, we granted to our non-employee directors 4,000 shares of our common stock and 3,025 stock units. For the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001, we issued 3,500 shares, 3,000 shares and 2,500 shares, respectively, of our common stock to our non-employee directors. In addition, two non-employee directors each received an additional 300 shares of our common stock in September 2002, and one non-employee director received an additional 1,000 shares of our common stock, for additional services performed by such individuals for their respective Board of Directors committees.

Dividends

We declared cash dividends of $0.30 per share for the years ended December 31, 2003 and 2002, $0.225 per share and $0.325 per share of common stock for the nine months ended December 31, 2002 and 2001, respectively, $0.40 per share of common stock for the year ended March 31, 2002, and $0.20 per share of common stock for the year ended March 31, 2001. Included in the cash dividend for the nine months ended December 31, 2001 and the year ended March 31, 2002 was a special cash dividend of $0.10 per share of common stock declared in May 2001.

Treasury Stock

Our Board of Directors, from time to time, has authorized certain stock repurchase programs whereby we repurchase our common stock, subject to certain restrictions pursuant to our credit facility. The following summarizes the status of our treasury stock repurchase programs at December 31, 2003 (in thousands, except average price per share data):

Repurchase Programs	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
		Shares	Aggregate Cost	Average Price
August 1998	$6,000	616	$6,000	$9.74	$—
January 2000	10,000	1,391	10,000	7.19	—
September 2000	10,000	368	3,987	10.83	6,013

		2,375	$19,987

Prior to August 1998, with the approval from our Board of Directors, we acquired approximately 22 thousand shares of our common stock with an aggregate cost of $194 thousand.

Our Board of Directors also resolved that the repurchased shares may be reissued for any proper corporate purpose, including without limitation, future acquisitions. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors. The difference between the aggregate cost of the repurchased shares and the fair value of our common stock at the date of grant of restricted and non-restricted stock or the proceeds from the employee and non-employee stock option exercises is recorded in Capital in excess of par value in the accompanying Consolidated Balance Sheets. As of December 31, 2003, we have reissued 424 thousand shares of treasury stock with an aggregate cost of $3.6 million.

Employee Stock Options, Non-Employee Directors Stock Options, and Restricted Common Stock

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at December 31, 2003 under the 1986 Plan expire between January 2005 and March 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2003 under the 1996 Plan expire between August 2006 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001 and provides a total of 500 thousand shares of our common stock for issuance to our employees. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Additional shares of our common stock that may be granted under the 2001 Plan include any shares of our common stock that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of our common stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares of our common stock which may be issued under the 2001 Plan. As of December 31, 2003, we have repurchased approximately 259 thousand shares since the 2001 Plan’s effective date, and accordingly increased the total number of shares of our common stock which may be delivered to participants in the 2001 Plan by the same number of shares. Accordingly, as of December 31, 2003, the aggregate limit on the total shares of our common stock which may be issued under the 2001 Plan was approximately 797 thousand shares, of which 604 thousand shares are subject to options already issued and an additional 152 thousand shares have been issued as restricted common stock grants. Unvested restricted common stock of 140 thousand shares, at December 31, 2003, will vest between October 2004 and August 2008.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after August 2006. The term and vesting period of awards granted under the 2001 Plan is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at December 31, 2003 under the 2001 Plan expire between September 2006 and September 2008.

Beginning in October 2001, under the 2001 Omnibus Plan, we started granting shares of restricted common stock to our employees. The following table summarizes the status of our unvested restricted stock outstanding and related transactions for year ended December 31, 2003, the nine months ended December 31, 2002, and the year ended March 31, 2002 (in thousands):

Restricted Stock Outstanding
Restricted outstanding at March 31, 2001	—
Granted and issued	25

Restricted outstanding at March 31, 2002	25
Granted and issued	96
Vested	(6)

Restricted outstanding at December 31, 2002	115
Granted and issued	31
Vested	(6)

Restricted outstanding at December 31, 2003	140

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”), as amended. The Directors Plan permits the issuance of options to purchase up to an aggregate of 250 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock or which result in the forfeiture of the shares of our common stock back to us. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase five thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase five thousand shares each year that the individual is re-elected. Options granted are fully exercisable one year after the date of grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2003 under the Directors Plan expire between October 2005 and May 2008.

In addition to the above stock option plans, in 1995, we issued certain non-qualified options to various employees. These options expire in January 2005.

As of December 31, 2003, the following table summarizes the outstanding stock options which were issued pursuant to the plans described above, and the options issued outside the plans in 1995 (in thousands, except weighted-average exercise price):

Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2001 Plan	604	$24.27	41
1996 Plan	890	$13.10	—
1986 Plan	49	$6.89	—
Directors Plan	86	$18.84	70
1995 non-qualified options (1)	25	$6.89	—

	1,654	$17.20	111

(1)	These options were not approved by shareholders. All other plans shown in the table were approved by our shareholders.

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for year ended December 31, 2003, the nine months ended December 31, 2002, and the years ended March 31, 2002 and 2001 (in thousands, except weighted-average exercise price):

	Options Outstanding		Options Exercisable
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Options outstanding at March 31, 2000	1,088	$14.30	602	$12.22
Granted	428	$8.20
Forfeited/expired	(58)	$14.04

Options outstanding at March 31, 2001	1,458	$12.52	602	$12.22
Granted	148	$13.38
Exercised	(205)	$10.53
Forfeited/expired	(30)	$12.59

Options outstanding at March 31, 2002	1,371	$12.90	1,130	$13.14
Granted	81	$18.52
Exercised	(221)	$13.46
Forfeited/expired	(28)	$17.39

Options outstanding at December 31, 2002	1,203	$13.13	949	$12.89
Granted	523	$25.94
Exercised	(72)	$12.82

Options outstanding at December 31, 2003	1,654	$17.20	1,065	$12.97

The following table summarizes the exercise prices of our stock options outstanding and exercisable at December 31, 2003 (in thousands, except exercise price data and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 6.89 to $ 9.25	435	5.9	$7.97	430	$7.96
$10.75 to $13.69	307	4.0	$11.56	286	$11.51
$16.75 to $20.70	328	4.1	$19.78	183	$19.42
$21.00 to $22.41	201	4.2	$21.53	166	$21.34
$24.22 to $28.73	383	4.5	$27.72	—	$—

Total	1,654		$17.20	1,065	$12.97

The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average fair value of the stock options granted for each of the following periods and the related weighted average assumptions:

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended December 31,
	2003	2002	2002	2001	2002	2001
Fair-value of stock option (per share)	$2.25	$2.66	$2.66	$2.36	$2.36	$2.12
Expected life (in years)	3.00	2.86	2.86	4.00	4.00	4.00
Dividend yields	1.41%	1.39%	1.39%	2.16%	2.16%	1.74%
Risk-free interest rates	1.95%	2.47%	2.47%	4.13%	4.13%	5.04%
Volatility	20.00%	18.80%	18.80%	20.00%	20.00%	20.00%

The fair value of restricted common stock granted to employees, based on the market value of our common stock on the date of grant, is recorded as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant. The weighted average fair value of the restricted stock granted and issued was $20.76 per share and $20.04 per share for the years ended December 31, 2003 and 2002, respectively, $20.04 per share and $11.90 per share for the nine months ended December 31, 2002 and 2001, respectively, and $11.90 per share for the year ended March 31, 2002.

Effective April 2002, we adopted the accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock options granted to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant.

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Net income:
Net income, as reported	$21,874	$14,345	$9,872	$12,762	$17,235	$10,634
Add: Employee and non-employee compensation expense, net of taxes, included in reported net income for restricted stock and stock options granted	569	311	223	24	112	—
Deduct: Employee and non-employee compensation expense, net of taxes, determined under the fair value method for restricted stock and stock options granted	(636)	(458)	(325)	(157)	(290)	(435)

Pro forma net income	$21,807	$14,198	$9,770	$12,629	$17,057	$10,199

Basic earnings per share:
As reported	$2.06	$1.37	$0.94	$1.23	$1.66	$1.00

Pro forma	$2.05	$1.36	$0.93	$1.22	$1.64	$0.96

Diluted earnings per share:
As reported	$1.96	$1.32	$0.91	$1.20	$1.62	$1.00

Pro forma	$1.95	$1.30	$0.90	$1.19	$1.60	$0.96

Warrant

In July 2000, we granted a warrant to an investment-banking firm in connection with the engagement of such firm to provide advisory services to us. The warrant entitled the holder to purchase up to 50,000 shares of our common stock at an exercise price of $9.50 per share, for a period of three years. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued through Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we determined the fair value of this warrant to be approximately $60 thousand based on the Black-Scholes option-pricing model. In October 2000, we terminated our relationship with the investment-banking firm. Accordingly, we expensed the entire estimated value of this warrant during the year ended March 31, 2001. This warrant expired unused in July 2003.

6. Commitments and Contingencies

Lease Commitments

As of December 31, 2003, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year Ending December 31,
2004	$1,678
2005	1,387
2006	1,202
2007	1,070
2008	915
Thereafter	2,613

$8,865

We incurred rental expense for all properties of $2.3 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, $1.5 million and $1.1 million during the nine months ended December 31, 2002 and 2001, respectively, and $1.5 million and $1.3 million for the years ended March 31, 2002 and 2001, respectively.

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2003, there were no materially significant non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2003, we had $5.0 million in outstanding bonds.

Concentration of Credit Risk

Our marine and aviation fueling businesses extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We do not insure our receivables. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $5.0 million to 17 non-governmental customers, and four of these customers have lines of credit ranging from $10.0 to $14.0 million. In our aviation fuel services segment, our largest credit line, extended to one non-governmental customer, is $4.0 million.

World oil prices have been very volatile over the last several years, and since fuel costs represent a significant part of a vessel’s and airline’s operating expenses, the volatility in fuel prices can adversely affect our customers’ business, and consequently our credit losses.

Although most of our transactions are denominated in U.S. dollars, many of our customers are non-U.S. customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This will in turn result in higher credit losses for us.

We may also incur credit losses due to other causes, including deteriorating conditions in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

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

Legal Matters

In July 2001, we settled litigation filed in February 2000 relating to a product theft off the coast of Nigeria. The settlement resulted in a recovery of $1.0 million. In the accompanying Consolidated Statements of Income, the recovery was included as a non-recurring credit in Other income (expense), net for the nine months ended December 31, 2001 and for the year ended March 31, 2002.

In July 2001, we received a Summary Judgment from the United States District Court for the Southern District of Florida which ordered Donald F. Moorehead, Jr., Chairman of EarthCare on such date, to pay us compensatory damages of approximately $5.0 million, plus interest from May 1, 2001. This judgment relates to Mr. Moorehead’s default on his agreement to purchase all of the EarthCare stock owned by us for approximately $5.0 million. We received the EarthCare stock as part payment for the sale of our oil-recycling operations in February 2000. We had been pursing collection of this judgment, which included obtaining a court appointed receiver, and we received principal and interest payments totaling $1.1 million from Mr. Moorehead from August 2001 to August 2002. Then, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due on our judgment. Accordingly, in connection with the settlement, we recorded a non-recurring charge of approximately $1.6 million, which included $346 thousand of related legal and receiver fees, for the year ended December 31, 2002 and the nine months ended December 31, 2002.

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

There can be no assurance that we will prevail on the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2003, we have eight outstanding swaps contracts totaling approximately 84 thousand metric tons of marine fuel, expiring through December 2005, and nine outstanding swaps contracts totaling 17 million gallons of aviation fuel, with monthly settlements through December 2004.

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

In July 2002, our Board of Directors elected a new Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”), and agreed to employ our former Chairman and CEO as an advisor to the new Chairman for a term of two years. During this two-year period, the advisor will receive a salary of $100 thousand per year, and he will not be an officer or director of the company. Pursuant to the terms of our former Chairman and CEO’s employment contract, the changes in his compensation and responsibilities entitles him to receive a severance equal to three times his average salary and bonus during the five-year period preceding termination, plus all deferred compensation, including accrued interest. In addition, from July to September 2002, we terminated the employment of our former Chief Financial Officer, Chief Information Officer, and two other executives. Accordingly, we recorded severance expense totaling $4.5 million, of which $3.7 million related to our former Chairman and CEO during the year ended December 31, 2002 and the nine months ended December 31, 2002. In

August 2002, we paid our former Chairman and CEO his executive severance plus deferred compensation, including accrued interest. The other executive severance amounts are paid on a monthly basis over a period of six months to twenty-one months from the date of termination. As of December 31, 2003, our remaining severance liability was approximately $61 thousand.

In connection with the promotion of our new Chairman and Chief Executive Officer (“CEO”) and new President and Chief Operating Officer (“COO”) to their respective positions, in July 2002, they received new employment agreements, which among other modifications and provisions, increased their individual base salary to $525 thousand, extended their employment period to July 2007, and modified their termination severance benefits. Per the executives’ employment agreements, as amended, effective April 2002, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth and certain yearly objectives, agreed upon between the executives and the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the year ended December 31, 2003, the CEO and COO earned an annual bonus equal to 200% of base salary. For the nine months ended December 31, 2002, the CEO and COO earned and received a prorated annual bonus equal to 100% of base salary. As of December 31, 2003 and 2002, $2.1 million and $788 thousand, respectively, was included in Accrued salaries and wages in the accompanying Consolidated Balance Sheets.

In addition, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year will be deferred and accrue interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2003 and 2002, $126 thousand was deferred under the employment agreements of our Chairman and President. Such deferred compensation was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

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

In addition to the above executives, we have also entered into employment agreements with certain of our executive officers and employees. These agreements provide for minimum salary levels, and for certain executive officers and employees, bonuses which are payable if specified performance goals are attained. As of December 31, 2003, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year Ending December 31,
2004	$8,507
2005	6,457
2006	4,626
2007	2,130

$21,720

We recorded expenses under the terms of the above described agreements, including discretionary and performance bonuses, and executive severance charges of approximately $13.0 million and $11.4 million for the years ended December 31, 2003 and 2002, respectively, approximately $14.9 million and $12.5 million for the nine months ended December 31, 2002 and 2001, respectively, and approximately $15.1 million and $18.6 million for the years ended March 31, 2002 and 2001, respectively.

Deferred Compensation Plans

In August 1997, we suspended a long-term incentive compensation plan which provided incentive compensation to certain key personnel whose performance contributed to the profitability and growth of our Trans-Tec group of companies (the “Trans-Tec Deferred Compensation Plan.”) The Trans-Tec Deferred Compensation Plan was unfunded and was not a qualified plan under the Internal Revenue Code. The Deferred Compensation Plan allowed for distributions of vested amounts over a five-year period, subject to certain requirements, during and after employment with us. Fully vested participants must wait two years from the year of contribution to be eligible for the distribution of deferred account balances. Currently, all participants in the Trans-Tec Deferred Compensation Plan are vested. Our liability under the Deferred Plan was $37 thousand and $267 thousand at December 31, 2003 and 2002, respectively, and was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

In September 2003, the Compensation Committee amended our Executive Incentive Compensation Plan to provide for long-term incentive awards (“LTIP awards”) in addition to the annual bonuses already provided in the plan. Under the terms of the plan, as amended, senior executives will be eligible to receive cash relating to LTIP awards upon achievement of long-term performance goals. Achievement of performance goals will be measured over a series of rolling three-year performance periods, with the first period commencing in January 2003. The plan is designed to reward strong financial performance on a sustained basis over a period of years, as measured by the Compound Average Annual Growth Rates (“CAGR”) in net income, as defined in the plan. Target awards are $750 thousand each for our CEO and COO, and $200 thousand each for the other three senior executives. The executives would earn 50% of the target award if we achieve a 15% CAGR in net income over a three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over three years. The maximum award is 200% of the target award, and would be earned if a CAGR in net income of at least 21% is achieved over the three-year performance period. If and when each cash award is earned over each individual award’s three-year performance period, the executives will have the option of deferring the cash award on such terms and conditions as may be approved by the Compensation Committee. The deferred amounts will earn interest at the U.S. Prime Rate, with a maximum rate of 10% per year. The accrual for LTIP awards will be made equally over each award’s three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three-year performance period. As of December 31, 2003, we have accrued $700 thousand for LTIP awards, which was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

In addition to LTIP awards, senior executives, including our CEO and COO, are eligible to receive annual bonuses under the Executive Incentive Plan upon achievement of annual performance targets, which targets are based on diluted earnings per share growth and other yearly objectives determined by the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. As previously stated above in “Employment Agreements,” as of December 31, 2003 and 2002, our CEO and COO earned an aggregate annual bonus of $2.1 million, or 200% of base salary, for the year ended December 31, 2003 and $788 thousand, or prorated 100% of base salary, for the nine-months ended December 31, 2002. Under the Executive Incentive Plan, our other senior executives earned an aggregate annual bonus of $1.1 million for the year ended December 31, 2003 and $365 thousand for the nine months ended December 31, 2002. As of December 31, 2003 and 2002, annual bonuses for senior executives amounted to $3.2 million and $1.2 million, respectively, and was included in Accrued salaries and wages in the accompanying Consolidated Balance Sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During each of the periods presented on the Consolidated Statements of Income, we made matching contributions of 25% of each 1% of the participants’ contributions up to the first 4% contributed. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contribution of approximately $100 thousand and $97 thousand for the years ended December 31, 2003 and 2002, respectively, $71 thousand and $49 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $76 thousand and $60 thousand for the years ended March 31, 2002 and 2001, respectively.

Certain of our non-U.S. subsidiaries have defined contribution benefit plans, which allow for voluntary contributions by the employees. The non-U.S. subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contribution of approximately $193 thousand and $134 thousand for the years ended December 31, 2003 and 2002, $104 thousand and $75 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $105 thousand and $77 thousand for the years ended March 31, 2002 and 2001, respectively.

Severance Benefits Payable

In accordance with local laws which apply to certain non-U.S. subsidiaries, we have accrued employee severance benefits payable of approximately $123 thousand and $104 thousand at December 31, 2003 and 2002, respectively.

7. Aviation Joint Ventures

During the year ended March 31, 2001, we completed the closure of an aviation joint venture in Ecuador, which ceased operations in October 2000, and recovered $365 thousand of previously provisioned write-down of investment. The recovery was included as a non-recurring credit in Other income (expense), net in the accompanying Consolidated Statements of Income for the year ended March 31, 2001.

As described in Note 1, in December 2000, we entered into a joint venture with Signature through the acquisition of a 50% equity interest in PAFCO from Signature. We paid Signature $1.0 million in cash and a $2.5 million note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over five-year term using the interest method. We recorded interest expense of $114 thousand and $146 thousand for the years ended December 31, 2003 and 2002, respectively, $110 thousand and $131 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $167 thousand and $45 thousand for the years ended March 31, 2002 and 2001, respectively. The interest expense was included in Earnings from aviation joint ventures, net in the accompanying Consolidated Statements of Income.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us. We purchased PAFCO accounts receivable totaling $38 thousand for the year ended December 31, 2002 and for the nine months ended December 31, 2002. Subsequent to these purchases, we wrote off these accounts. For the year ended December 31, 2003, the nine months ended December 31, 2001 and the years ended March 31, 2002 and 2001, we did not purchase any of PAFCO’s accounts receivable.

We recorded equity earnings from the PAFCO aviation joint venture of $607 thousand and $559 thousand for the years ended December 31, 2003 and 2002, respectively, $420 thousand and $444 thousand for the nine months ended December 31, 2002 and 2001, respectively, and $583 thousand and $143 thousand for the years ended March 31, 2002 and 2001, respectively. These equity earnings were included in Earnings from aviation joint ventures, net in the accompanying Consolidated Statements of Income. As of December 31, 2003 and 2002, amounts due from PAFCO of $280 thousand and $136 thousand, respectively, were included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

8. Business Segments, Geographic Information, and Major Customers

Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to the United States and foreign militaries. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to the United States and foreign militaries. We also offer flight plans and weather reports to our corporate customers.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Revenue:
Marine fuel services	$1,636,966	$1,283,113	$1,026,162	$727,035	$983,986	$1,004,572
Aviation fuel services	1,024,824	615,068	520,735	286,746	381,079	524,670

	$2,661,790	$1,898,181	$1,546,897	$1,013,781	$1,365,065	$1,529,242

Income from operations:
Marine fuel services	$18,299	$13,608	$9,932	$11,288	$14,964	$13,161
Aviation fuel services	21,795	18,862	14,103	8,950	13,709	11,790
Corporate overhead	(13,104)	(12,301)	(10,249)	(5,332)	(7,384)	(10,799)

	$26,990	$20,169	$13,786	$14,906	$21,289	$14,152

Depreciation and amortization:
Marine fuel services	$1,487	$1,195	$911	$194	$478	$822
Aviation fuel services	234	227	169	184	242	435
Corporate	2,109	1,443	1,142	918	1,219	1,093

	$3,830	$2,865	$2,222	$1,296	$1,939	$2,350

Capital expenditures:
Marine fuel services	$490	$1,194	$540	$183	$837	$1,276
Aviation fuel services	919	214	180	184	218	251
Corporate	1,858	1,805	2,035	611	381	1,157

	$3,267	$3,213	$2,755	$978	$1,436	$2,684

	As of December 31,
	2003	2002
Accounts and notes receivable, net:
Marine fuel services, net of allowance for bad debts of $5,704 and $5,319 at December 31, 2003 and 2002, respectively	$127,717	$118,548
Aviation fuel services, net of allowance for bad debts of $4,834 and $5,793 at December 31, 2003 and 2002, respectively	64,402	58,812

	$192,119	$177,360

Goodwill, identifiable intangible asset, and investment goodwill:
Marine fuel services, net of accumulated amortization of $3,166 and $2,798 at December 31, 2003 and 2002, respectively	$29,755	$30,123
Aviation fuel services, net of accumulated amortization of $1,134 at December 31, 2003 and 2002	8,209	8,209

	$37,964	$38,332

Total assets:
Marine fuel services	$194,263	$187,155
Aviation fuel services	134,180	108,999
Corporate	29,235	16,133

	$357,678	$312,287

Geographic Information

Information concerning our operations, as segregated between U.S. and non-U.S., is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year Ended December 31,		For the Nine Months Ended December 31,		For the Year Ended March 31,
	2003	2002	2002	2001	2002	2001
		(Unaudited)		(Unaudited)
Revenue:
United States	$1,182,247	$1,042,530	$843,543	$624,841	$823,828	$940,036
Singapore	778,418	277,356	235,399	124,070	166,027	191,937
United Kingdom	277,971	239,909	194,398	142,122	187,633	204,409
Other non-U.S. countries	423,154	338,386	273,557	122,748	187,577	192,860

Total	$2,661,790	$1,898,181	$1,546,897	$1,013,781	$1,365,065	$1,529,242

Income (loss) from operations:
United States	$(6,944)	$(5,387)	$(5,639)	$(2,868)	$(2,616)	$(4,933)
Singapore	15,904	8,768	6,681	5,787	7,874	6,761
United Kingdom	5,717	5,305	3,873	4,386	5,818	5,896
Other non-U.S. countries	12,313	11,483	8,871	7,601	10,213	6,428

Total	$26,990	$20,169	$13,786	$14,906	$21,289	$14,152

	As of December 31,
	2003	2002
Total assets:
United States	$168,376	$152,067
Singapore	87,662	49,671
United Kingdom	37,135	33,828
Other non-U.S. countries	64,505	76,721

	$357,678	$312,287

Major Customers

During each of the periods presented on the Consolidated Statements of Income, none of our customers accounted for more than 10% of total consolidated revenue.

9. Summary Quarterly Information (Unaudited)

A summary of the unaudited quarterly results for the years ended December 31, 2003 and 2002 (in thousands):

	For the Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003		December 31, 2003
Revenue	$658,000	$645,918	$652,301		$705,571

Gross profit	$27,311	$25,482	$24,535		$23,380

Net income	$5,268	$5,443	$5,534		$5,629

Basic earnings per share	$0.50	$0.51	$0.52		$0.53

Diluted earnings per share	$0.48	$0.49	$0.49		$0.50

	For the Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002		December 31, 2002
Revenue	$351,284	$458,909	$510,601		$577,387

Gross profit	$21,146	$20,106	$20,134		$22,681

Net income	$4,473	$4,406	$747	(1)	$4,719

Basic earnings per share	$0.43	$0.42	$0.07	(1)	$0.45

Diluted earnings per share (2)	$0.42	$0.41	$0.07	(1)	$0.43

(1)	Includes two non-recurring, after-tax charges totaling $3.7 million, or $0.36 per basic share and $0.34 per diluted share, relating to judgment settlement and executive severance charges. See Legal Matters and Employment Agreements in Note 5 for additional information.
(2)	The earnings per share on the Consolidated Statements of Income differs from the sum of each of the quarterly per share data because all repurchases of the common stock during calendar year 2002, pursuant to the stock repurchase programs, were made during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2004.

WORLD FUEL SERVICES CORPORATION

/s/ Michael J. Kasbar
Michael J. Kasbar
Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 9th day of March 2004.

Signature	Title
/s/ Paul H. Stebbins Paul H. Stebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Kasbar Michael J. Kasbar	Director, President, and Chief Operating Officer

/s/ Francis X. Shea Francis X. Shea	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ken Bakshi Ken Bakshi	Director

/s/ John R. Benbow John R. Benbow	Director

/s/ Richard A. Kassar Richard A. Kassar	Director

/s/ Myles Klein Myles Klein	Director

/s/ J. Thomas Presby J. Thomas Presby	Director

/s/ Jerome Sidel Jerome Sidel	Director

/s/ Luis R. Tinoco Luis R. Tinoco	Director