Form 10-Q
period 2004-03-31
WORLD FUEL SERVICES CORP
filed 2004-05-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).    Yes  ☒    No  ☐

The registrant had a total of 11,212,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of May 6, 2004.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2004 will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (“10-K Report”) for the year ended December 31, 2003. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our 10-K Report for the year ended December 31, 2003. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of
	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,013	$76,256
Accounts and notes receivable, net of allowance for bad debts of $10,687 and $10,538 at March 31, 2004 and December 31, 2003, respectively	245,600	192,119
Inventories	32,073	22,940
Prepaid expenses and other current assets	33,245	19,706
Receivable from aviation joint venture partner	7,171	—

Total current assets	394,102	311,021

Property and equipment, net	6,630	6,963

Other:
Goodwill, net of amortization of $3,565 at March 31, 2004 and December 31, 2003	36,860	36,860
Identifiable intangible asset, net of amortization of $828 and $736 at March 31, 2004 and December 31, 2003, respectively	1,012	1,104
Other assets	1,700	1,730

	$440,304	$357,678

Liabilities
Current liabilities:
Short-term debt	$1,502	$1,600
Accounts payable	238,841	172,885
Accrued expenses	15,625	9,987
Other current liabilities	22,320	20,290

Total current liabilities	278,288	204,762

Long-term liabilities	4,629	4,537

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 25,000 authorized; shares of 12,765 issued and outstanding at March 31, 2004 and December 31, 2003	128	128
Capital in excess of par value	36,544	34,672
Retained earnings	138,106	132,976
Unearned deferred compensation	(2,474)	(2,788)
Treasury stock, at cost; shares of 1,771 and 1,973 at March 31, 2004 and and December 31, 2003, respectively	(14,917)	(16,609)

	157,387	148,379

	$440,304	$357,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Revenue	$911,797	$658,000
Cost of revenue	(884,866)	(630,689)

Gross profit	26,931	27,311

Operating expenses:
Salaries and wages	(10,248)	(10,098)
Provision for bad debts	(885)	(2,701)
Other	(8,088)	(7,594)

	(19,221)	(20,393)

Income from operations	7,710	6,918

Other (expense) income, net:
Interest income, net	84	142
Other, net	91	(395)

	175	(253)

Income before income taxes	7,885	6,665
Provision for income taxes	(1,822)	(1,397)

	6,063	5,268
Minority interest	(109)	—

Net income	$5,954	$5,268

Basic earnings per share	$0.55	$0.50

Basic weighted average shares	10,805	10,584

Diluted earnings per share	$0.52	$0.48

Diluted weighted average shares	11,485	11,034

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,954	$5,268

Adjustments to reconcile net income to net cash provided by (used in) operating activities - Provision for bad debts	841	2,701
Depreciation and amortization	792	878
Deferred income tax benefits	(241)	(37)
Earnings from aviation joint venture, net	—	(381)
Unearned deferred compensation amortization	274	157
Other non-cash operating charges	4	201
Changes in operating assets and liabilities:
Accounts and notes receivable	(54,322)	(8,254)
Inventories	(9,132)	(9,206)
Prepaid expenses and other current assets	(13,540)	(302)
Receivable from aviation joint venture partner	(7,171)	—
Other assets	29	(262)
Accounts payable and accrued expenses	71,575	(14,028)
Other current liabilities	3,964	2,140
Deferred compensation and other long-term liabilities	1,831	301

Total adjustments	(5,096)	(26,092)

Net cash provided by (used in) operating activities	858	(20,824)

Cash flows from investing activities:
Capital expenditures	(366)	(994)

Net cash used in investing activities	(366)	(994)

Cash flows from financing activities:
Dividends paid on common stock	(828)	(797)
Proceeds from exercise of stock options	1,693	166
Borrowings under revolving credit facility, net	—	16,000
Repayment of debt	(1,600)	(1,527)

Net cash (used in) provided by financing activities	(735)	13,842

Net decrease in cash and cash equivalents	(243)	(7,976)
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$76,013	$49,800

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

(Continued)

	For the Three Months Ended March 31,
	2004	2003
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$197	$16

Income taxes	$1,528	$1,691

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $825 thousand and $803 thousand at March 31, 2004 and March 31, 2003, respectively, and were paid in April 2004 and April 2003, respectively.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Interim period data are Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

On April 2, 2004 (the “Closing Date”), we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”). The aggregate purchase price for the THL Shares and the TGL Shares was approximately $83.8 million, including acquisition cost of approximately $500 thousand, and may increase or decrease subject to certain post-closing adjustments. The aggregate purchase price will be paid in cash, of which approximately $75.5 million was paid on the Closing Date and the remaining payment will be made in accordance with the THL Shares acquisition agreement. The Tramp group of companies primarily sells and markets marine fuel services. The acquisition was funded through our cash reserves and borrowings under our existing $100.0 million syndicated revolving credit facility, as amended on March 31, 2004. See Exhibit 10.1 for the amendment to credit agreement.

Significant Accounting Policies

Except as described below, the significant accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 10-K Report for the fiscal year ended December 31, 2003.

Basis of Consolidation

The accompanying consolidated financial statements and related notes to the condensed consolidated financial statements include our accounts, those of our majority owned or controlled subsidiaries and those of our aviation joint venture, after elimination of all significant intercompany accounts, transactions, and profits. Prior to January 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we do not have any variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. Accordingly, effective January 2004, we consolidated the financial position of our aviation joint venture and its results of operations, after elimination of all significant intercompany accounts, transactions, and profits. The implementation of FIN No. 46 did not have any significant effect on our consolidated financial position or our consolidated results of operations. See Note 6 for additional information.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

2. Comprehensive Income

There were no significant items of other comprehensive income, and thus, net income is equal to comprehensive income for all periods presented.

3. Earnings Per Share

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

	For the Three Months Ended March 31,
	2004	2003
Basic weighted average shares	10,805	10,584
Restricted stock weighted average shares	146	116
Common stock equivalents	534	334

Diluted weighted average shares used in the calculation of diluted earnings per share	11,485	11,034

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,508	1,101

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	—	171

4. Employee and Non-Employee Director Stock Options

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

As required, the following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except earnings per share):

	For the Three Months Ended March 31,
	2004	2003
Net income:
Net income, as reported	$5,954	$5,268
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	170	97

Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(116)

Pro forma net income	$5,944	$5,249

Basic earnings per share:
As reported	$0.55	$0.50

Pro forma	$0.55	$0.50

Diluted earnings per share:
As reported	$0.52	$0.48

Pro forma	$0.52	$0.48

5. Deferred Compensations Plans

Under the terms of the 2003 Executive Incentive Plan, our senior executives are eligible to receive long term incentive award (“LTIP award”) grants pursuant to which they will receive cash awards upon achievement of long-term performance goals. Achievement of performance goals is measured over a series of rolling three-year performance periods, with the periods for the first two award grants commencing in January 2003 and January 2004, respectively. LTIP awards are designed to reward strong financial performance on a sustained basis over a period of years, as measured by the Compound Average Annual Growth Rates (“CAGR”) in net income, as defined in the plan. Target awards for the first two award grants are $750 thousand each for our Chief Executive Officer and Chief Operating Officer, and $200 thousand each for the other three senior executives. The executives would earn 50% of the target award if we achieve a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over the applicable three year performance period. The maximum award is 200% of the target award, and would be earned if a CAGR in net income of at least 21% is achieved over the three-year performance period. If and when each cash award is earned over each individual award’s three-year performance period, such cash award may be deferred at the executive’s option, on such terms and conditions as may be approved by the Compensation Committee. The deferred amounts will earn interest at the U.S. Prime Rate, with a maximum rate of 10% per year. The accrual for LTIP awards is made equally over each award’s three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three-year performance period. As of March 31, 2004, we have accrued $1.6 million for LTIP awards, which was included in Long-term liabilities in the accompanying Consolidated Balance Sheets.

6. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and a $2.5 million non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses, including infrequent or unusual losses, and interest expense incurred by PAFCO, and any gain resulting from the liquidation of the venture, will be shared equally between Signature and us.

Prior to January 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. In accordance with the implementation of FIN No. 46, effective January 2004, we consolidated the financial position of PAFCO and its results of operations, after elimination of all significant intercompany accounts, transactions, and profits. The following table summarizes PAFCO’s effect on our consolidated results of operations and financial position (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenue	$44,351	$—

Gross profit	$759	$—

Income from operations	$543	$—

Other income	$—	$381

Minority interest	$(109)	$—

Net income	$434	$381

	As of
	March 31, 2004	December 31, 2003
Accounts and notes receivable	$1,097	$—

Inventories	$8,205	$—

Receivable from aviation joint venture partner	$7,171	$—

Total assets and total liabilities	$17,100	$—

The Receivable from aviation joint venture partner consisted primarily of accounts receivable due from Signature amounting to $7.4 million, net of certain payables to Signature of $138 thousand and minority interest payables to Signature of $109 thousand. The accounts receivable due from Signature resulted from PAFCO’s sale to Signature, which amounted to $26.5 million for the three months ended March 31, 2004. In addition to the PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. Such activities with Signature and ASIG were not considered to be significant.

7. Business Segments

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenue
Marine fuel services	$478,625	$397,443
Aviation fuel services	433,172	260,557

	$911,797	$658,000
Income from operations
Marine fuel services	$4,390	$4,604
Aviation fuel services	6,850	5,022
Corporate overhead	(3,530)	(2,708)

	$7,710	$6,918

	As of
	March 31, 2004	December 31, 2003
Accounts and notes receivable, net

Marine fuel services, net of allowance for bad debts of $5,740 and $5,704 at March 31, 2004 and December 31, 2003, respectively	$153,677	$127,717
Aviation fuel services, net of allowance for bad debts of $4,947 and $4,834 at March 31, 2004 and December 31, 2003, respectively	91,923	64,402

	$245,600	$192,119

Goodwill and identifiable intangible asset:

Marine fuel services, net of accumulated amortization of $3,258 and $3,166 at March 31, 2004 and December 31, 2003, respectively	$29,663	$29,755
Aviation fuel services, net of accumulated amortization of $1,134 at March 31, 2004 and December 31, 2003	8,209	8,209

	$37,872	$37,964

Total assets
Marine fuel services	$223,852	$194,263
Aviation fuel services	160,963	134,180
Corporate	55,489	29,235

	$440,304	$357,678

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q, as well as our Form 10-K Report for the year ended December 31, 2003.

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

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Two of our primary financial measures used are revenue and income from operations. Our marine fuel business accounted for approximately 52% and 60% of our total revenue for the first quarter of 2004 and 2003, respectively. Our aviation fuel business accounted for the remaining 48% and 40% of total revenue for the first quarter of 2004 and 2003, respectively. Excluding corporate overhead, our marine fuel services and our aviation fuel services contributed 39% and 61%, respectively, of operating income for the first quarter of 2004, as compared to 48% and 52% for the first quarter of 2003, respectively.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Consolidated Financial Statements” in Item 1 of our 10-K Report for the year ended December 31, 2003.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of March 31, 2004 and December 31, 2003, we had accounts and notes receivable of $245.6 million and $192.1 million, respectively, net of allowance for bad debts of $10.7 million and $10.5 million, respectively.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at March 31, 2004. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the year ended December 31, 2003.

Goodwill and Identifiable Intangible Asset

Goodwill represents our cost in excess of net assets, including identifiable intangible asset, of the acquired companies and the aviation joint venture. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. We accounted for goodwill and identifiable intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three months ended March 31, 2004 and December 31, 2003, no goodwill amortization was recorded. For each of the three months ended March 31, 2004 and 2003, we amortized $92 thousand of our identifiable intangible asset.

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

Results of Operations

Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provision for potential bad debts. Profit from our aviation fuel services business is primarily related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses, which may be significantly affected to the extent that we are required to provision for potential bad debts.

Comparing the first quarter of 2004 and 2003, our profitability was favorably impacted in 2004 by increases in business volume for marine and aviation, and a lower provision for bad debts for 2004. Earnings were adversely affected by lower gross profit per metric ton sold in marine and gross profit per gallon sold in aviation, higher salaries and wages and other operating expenses, and higher effective tax rates for 2004.

We may experience decreases in future sales volume and margins as a result of continued conflicts and instability in the Middle East, Asia and Latin America, possible future terrorist activity and military conflicts. In addition, since 2001, world oil prices have been very volatile and we expect continued volatility in world oil prices as a result of the instability and conflicts in the Middle East. The volatility in world oil prices can adversely affect our customers’ business, and consequently our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the year ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Our revenue for the first quarter of 2004 was $911.8 million, an increase of $253.8 million, or 38.6%, as compared to revenue of $658.0 million for the first quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Marine fuel services	$478,625	$397,443
Aviation fuel services	433,172	260,557

	$911,797	$658,000

Our marine fuel services segment contributed $478.6 million in revenue for the first quarter of 2004, an increase of $81.2 million, or 20.4%, over the corresponding period of the prior year. The increase in revenue was due to a 37.0% increase in the volume of metric tons sold from 2003, partially offset by an 11.9% decrease in the average price per metric ton sold from 2003. The growth in the volume of metric tons sold was primarily due to strategic competitive pricing. Our aviation fuel services segment contributed $433.2 million in revenue for the first quarter of 2004, an increase of $172.6 million, or 66.2%, as compared to the first quarter of 2003. The increase in revenue was due to a 65.8% increase in the number of gallons of aviation fuel sold from 2003. The increase in aviation sales volume was due to new commercial business, as well as growth in the fuel management businesses. Also contributing to the increase in revenue was the consolidation in the first quarter of 2004 of PAFCO, our aviation joint venture with Signature Flight Support Corporation. This accounting change stems from the implementation of the new accounting pronouncement regarding the consolidation of variable interest entities. See Note 1 to the condensed consolidated financial statements included herein for additional information.

Our gross profit of $26.9 million for the first quarter of 2004 decreased slightly by $380 thousand, or 1.4%, as compared to the first quarter of 2003. Our gross margin decreased to 3.0% for the first quarter of 2004, from 4.2% for the first quarter of 2003. Our marine fuel services segment achieved a 2.5% gross margin for the first quarter of 2004, a decrease from the 3.6% gross margin achieved for the first quarter of 2003. The decline in our marine gross margin was largely due to the higher than normal level of gross profit per metric ton earned in 2003, as well as to shifts in the business mix. Our aviation fuel services business achieved a 3.5% gross margin for the first quarter of 2004, as compared to 5.0% for the first quarter of 2003. The decrease in aviation gross margin reflects our volume growth in our lower margin, high credit quality fuel management business.

Total operating expenses for the first quarter of 2004 were $19.2 million, a decrease of $1.2 million, or 5.7%, as compared to the first quarter of 2003. The decrease in operating expenses was due to a lower provision for bad debts, partially offset by a 1.5% increase in salaries and wages and a 6.5% increase in other operating expenses. The increase in salaries and wages was primarily due to accruals for incentive compensation payouts. The increase in other operating expenses was primarily due to internal acquisition costs incurred and expensed during the first quarter of 2004 relating to the purchase of the Tramp group of companies.

Our income from operations for the first quarter of 2004 was $7.7 million, as compared to $6.9 million for the first quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Marine fuel services	$4,390	$4,604
Aviation fuel services	6,850	5,022
Corporate overhead	(3,530)	(2,708)

	$7,710	$6,918

The marine fuel services segment earned $4.4 million in income from operations for the first quarter of 2004, a decrease of $214 thousand, or 4.6%, as compared to $4.6 million for the corresponding period of the prior year. This decrease resulted primarily from a 16.5% decrease in gross profit, partially offset by a 22.2% decrease in operating expenses. The decrease in marine operating expenses was attributed to lower provision for bad debts and salaries and wages. The aviation fuel services segment’s income from operations was $6.9 million for the first quarter of 2004, an increase of $1.8 million, or 36.4%, as compared to the first quarter of 2003. This improvement was mainly due to a $2 million increase in gross profit. Corporate overhead costs not charged to the business segments totaled $3.5 million for the first quarter of 2004, as compared to $2.7 million during the first quarter of 2003. The increase in corporate overhead costs was mainly due to increases in salaries and wages and acquisition costs. For explanations of the variances in operating expenses for the first quarter of 2004 as compared to the first quarter of 2003, see the above discussion on operating expenses.

During the first quarter of 2004, we reported $175 thousand in other income, net, as compared to other expense, net, of $253 thousand for the first quarter of 2003. Included in other expense, net during the first quarter of 2003 was equity earnings from our PAFCO aviation joint venture of $381 thousand. Effective January 2004, the results of our aviation joint venture in PAFCO were consolidated into our results of operations. The adjusted positive variance of $809 thousand from the first quarter of 2003 to the first quarter of 2004 was primarily related to net foreign currency exchange gains in Mexico recorded in 2004 as opposed to net foreign currency exchange losses in 2003. Foreign currency gains and losses in Mexico primarily stem from mismatches between our US dollar receivables and Mexican peso payables.

For the first quarter of 2004, our effective tax rate was 23.1%, for an income tax provision of $1.8 million, as compared to 21.0% and an income tax provision of $1.4 million for the first quarter of 2003. This increase is primarily a result of changes in the proportion of operating income contributed by our various subsidiaries in different tax jurisdictions, each with their own effective tax rates.

Due to the consolidation of our PAFCO aviation joint venture, we recorded minority interest of $109 thousand for the first quarter of 2004 relating to our joint venture partner’s share of the profit in such entity.

Net income and diluted earnings per share for the first quarter of 2004 were $6.0 million and $0.52, respectively, as compared to $5.3 million and $0.48 during the same quarter of 2003.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, the primary use of working capital is to finance receivables. We maintain aviation fuel inventories at certain locations in the United States, mostly for competitive reasons. Our marine and aviation fuel businesses historically have not required significant capital investment in fixed assets as we subcontract fueling services and maintain inventories at third party storage facilities. We have funded our operations primarily with cash flow generated from operations. As of March 31, 2004, we had $76.0 million of cash and cash equivalents as compared to $76.3 million at December 31, 2003.

We also have a revolving credit facility that permits borrowings of up to $100.0 million with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of March 31, 2004, had no borrowings under the credit facility. Letters of credit of $17.2 million were outstanding, at March 31, 2004, under the credit facility agreement.

Net cash provided by continuing operating activities totaled $858 thousand for first quarter of 2004, as compared to net cash used in operating activities of $20.8 million for the first quarter of 2003. Although there was an increase in our net income, the variance in cash flows from continuing operating activities of $21.7 million was primarily a result of changes in operating assets and liabilities, in particular, accounts payable increased due to growth in business volume as well as higher fuel costs from December 2003, and this was partially offset by an increase in accounts receivable, prepaid expenses relating to prepaid fuel and receivable from aviation joint venture partner.

During the first quarter of 2004, net cash used in investing activities relating to capital expenditures was $366 thousand, a decrease of $628 thousand as compared to the first quarter of 2003. This decrease was mainly due to higher expenses in 2003 relating to the relocation of our corporate office.

Net cash used in financing activities was $735 thousand for the first quarter of 2004, as compared to net cash provided by financing activities of $13.8 million for the first quarter of 2003. The variance in cash flows from financing activities of $14.6 million primarily results from a $16.0 million in net borrowings under our revolving credit facility in 2004, partially offset by an increase in the proceeds from the exercise of stock options of $1.5 million.

Working capital at March 31, 2004 was $115.8 million, representing an increase of $9.6 million from working capital at December 31, 2003. Our accounts and notes receivable, at March 31, 2004, excluding the allowance for bad debts, amounted to $256.3 million, an increase of $53.6 million, as compared to the balance at December 31, 2003. This increase is due to increased business activities and higher fuel prices from December 2003 for both our marine and aviation segments. At March 31, 2004, the allowance for bad debts of $10.7 million increased by $149 thousand from the balance at December 31, 2003. During the first quarter of 2004, we charged $885 thousand to the provision for bad debts, as compared to $2.7 million for the first quarter of 2003. We have charge-offs in excess of recoveries of $736 thousand for the first quarter of 2004, as compared to $2 million for the first quarter of 2003.

As of March 31, 2004, prepaid expenses and other current assets of $33.2 million increased $13.5 million from December 31, 2003. This increase was primarily due to increases in prepaid fuel and an increase in the fair market value of our outstanding derivatives. Net goodwill and identifiable intangible asset decreased $92 thousand, to $37.9 million, due to the amortization of the identifiable intangible asset.

Our current liabilities, excluding short-term debt, increased $73.6 million primarily due to increases in accounts payable, as compared to the balance at December 31, 2003. Long-term debt and short-term debt, in the aggregate, decreased by $1.6 million due to repayment of our acquisition debt while other long-term liabilities increased $1.6 million mainly due to increases in deferred compensation.

Stockholders’ equity amounted to $157.4 million at March 31, 2004, as compared to $148.4 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $6.0 million in earnings, the exercise of employee stock options and its related income tax benefits totaling $3.6 million, and the amortization of unearned deferred compensation of $275 thousand, partially offset by the declaration of dividends of $825 thousand during the first quarter of 2004.

We believe that available funds from existing cash and cash equivalents, our credit facility, and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months. Our opinions concerning liquidity and our ability to obtain advances from our credit facility are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. However, we may decide to raise additional funds to respond to competitive pressures or to acquire complementary businesses. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations and commercial commitments did not change materially from December 31, 2003 to March 31, 2004. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the year ended December 31, 2003.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2004, we had letters of credit outstanding of $17.2 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. The letters of credit were issued under our revolving credit facility, and count against the $100.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

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

As of March 31, 2004, we had five outstanding swaps contracts totaling approximately 56 thousand metric tons of marine fuel, expiring through December 2005, and eight outstanding swaps contracts totaling 15.5 million gallons of aviation fuel, expiring through December 2004. As of March 31, 2004, we have recorded our derivatives, which consisted of swaps contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel, at their fair market value of $3.4 million. In the accompanying Condensed Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

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

Item 4. Controls and Procedures

As of March 31, 2004, we have evaluated the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our management, including our CEO, COO and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO, COO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were effective so that the information we are required to disclose in the reports which we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, COO and CFO, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1. Legal Proceedings

As described in Item 3 of our 10-K Report for the year ended December 31, 2003, we are involved in certain material legal proceedings. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described in our 10-K Report for the year ended December 31, 2003, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 10-K Report for the year ended December 31, 2003, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders (as defined) and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

February 26, 2004. We filed a Current Report on Form 8-K to report the results of operations for the three months and fiscal year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	World Fuel Services Corporation

/s/ Francis X. Shea
Francis X. Shea, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)