Form 10-Q
period 2004-06-30
WORLD FUEL SERVICES CORP
filed 2004-08-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act). Yes ☒ No ☐.

The registrant had a total of 11,345,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of August 6, 2004.

Part I

Item 1.	Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2004 will not be necessarily indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (“10-K Report”) for the year ended December 31, 2003. World Fuel Services Corporation (“World Fuel”) and Subsidiaries are collectively referred to in this Form 10-Q as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, cash flows and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our 10-K Report for the year ended December 31, 2003. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of
	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$65,328	$76,256
Accounts and notes receivable, net of allowance for bad debts of $11,400 and $10,538 at June 30, 2004 and December 31, 2003, respectively	367,526	192,119
Inventories	38,007	22,940
Prepaid expenses and other current assets	27,298	19,706

Total current assets	498,159	311,021
Property and equipment, net	6,964	6,963
Other:
Goodwill, net of accumulated amortization of $3,565 at June 30, 2004 and December 31, 2003	43,930	36,860
Identifiable intangible asset, net of accumulated amortization of $1,190 and $736 at June 30, 2004 and December 31, 2003, respectively	8,210	1,104
Other assets	5,917	1,730

	$563,180	$357,678

Liabilities
Current liabilities:
Short-term debt	$1,535	$1,600
Accounts payable	283,273	172,885
Accrued expenses	23,481	9,987
Other current liabilities	28,400	20,290

Total current liabilities	336,689	204,762

Long-term liabilities	54,694	4,537

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000 shares authorized; 12,765 shares issued and outstanding at June 30, 2004 and December 31, 2003	128	128
Capital in excess of par value	43,434	34,672
Retained earnings	144,129	132,976
Unearned deferred compensation	(4,081)	(2,788)
Treasury stock, at cost; 1,403 shares and 1,973 shares at June 30, 2004 and December 31, 2003, respectively	(11,813)	(16,609)

	171,797	148,379

	$563,180	$357,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$1,377,378	$645,918	$2,289,175	$1,303,918
Cost of revenue	(1,345,924)	(620,436)	(2,230,790)	(1,251,125)

Gross profit	31,454	25,482	58,385	52,793

Operating expenses:
Salaries and wages	(11,518)	(10,647)	(21,766)	(20,745)
Provision for bad debts	(1,354)	(1,237)	(2,239)	(3,938)
Other	(8,782)	(7,817)	(16,870)	(15,411)

	(21,654)	(19,701)	(40,875)	(40,094)

Income from operations	9,800	5,781	17,510	12,699

Other (expense) income, net:
Interest (expense) income, net	(283)	112	(199)	254
Other, net	(1,170)	370	(1,188)	(25)

	(1,453)	482	(1,387)	229

Income before income taxes	8,347	6,263	16,123	12,928
Provision for income taxes	(1,481)	(820)	(3,303)	(2,217)

Net income	$6,866	$5,443	$12,820	$10,711

Basic earnings per share	$0.62	$0.51	$1.17	$1.01

Basic weighted average shares	11,056	10,600	10,919	10,592

Diluted earnings per share	$0.58	$0.49	$1.10	$0.97

Diluted weighted average shares	11,751	11,118	11,628	11,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - IN THOUSANDS)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,820	$10,711

Adjustments to reconcile net income to net cash provided by operating activities - net of effects from business acquired
Provision for bad debts	2,238	3,938
Depreciation and amortization	1,842	2,239
Deferred income tax benefits	(2,392)	(1,865)
Unearned deferred compensation amortization	679	358
Other non-cash operating charges	330	204
Changes in operating assets and liabilities:
Accounts and notes receivable	(97,361)	27,521
Inventories	(4,894)	(8,120)
Prepaid expenses and other current assets	(8,501)	685
Other assets	(153)	276
Accounts payable and accrued expenses	52,696	(31,090)
Other current liabilities	1,076	5,715
Deferred compensation and other non-current liabilities	1,646	243

Total adjustments	(52,794)	104

Net cash (used in) provided by operating activities	(39,974)	10,815

Cash flows from investing activities:
Capital expenditures	(1,244)	(2,355)
Acquisition of business, net	12,077	—

Net cash provided by (used in) investing activities	10,833	(2,355)

Cash flows from financing activities:
Dividends paid on common stock	(1,652)	(1,600)
Proceeds from exercise of stock options	6,325	467
Repayment of long term debt	(1,600)	(2,527)
Repayment of assumed bank loans and bank overdrafts	(34,860)	—
Borrowings under revolving credit facility, net	50,000	5,000

Net cash provided by financing activities	18,213	1,340

Net (decrease) increase in cash and cash equivalents	(10,928)	9,800
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$65,328	$67,576

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$775	$285

Income taxes	$4,345	$3,368

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

In connection with an acquisition of business, we received cash of $12.1 million, net of cash paid of $76.6 million, during the six months ended June 30, 2004. In addition, we issued equity securities valued at $755 thousand and recorded a remaining purchase price payment of approximately $8.3 million. There were no acquisitions during the six months ended June 30, 2003. Based on a preliminary purchase price allocation, the following reconciles the fair values of the assets acquired, liabilities assumed, and the estimated remaining purchase price payment with net cash received (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Accounts receivable	$(80,284)	$—
Inventories	(10,173)	—
Prepaid, other current assets, and property and equipment	(878)	—
Identifiable intangible assets	(7,560)	—
Goodwill	(7,070)	—
Short-term bank loans and bank overdrafts	34,860	—
Accounts payable and accrued expenses	71,171	—
Other current liabilities	2,942	—
Other current liabilities - remaining purchase price payment	8,314	—
Equity securities issued	755	—

Cash received, net of cash paid	$12,077	$—

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared but not yet paid totaled $843 thousand and $807 thousand at June 30, 2004 and 2003, respectively. These dividends were paid in July 2004 and 2003, respectively.

In connection with an acquisition of business in April 2004, we assumed short-term bank loans and bank overdrafts of $34.9 million, which were paid subsequent to the acquisition.

During the six months ended June 30, 2003, in connection with the construction of our new corporate office, we recorded leasehold improvements and related deferred rental credit of $315 thousand, which was paid by the landlord as an office construction allowance. The related deferred rental credit was included in Long-term liabilities. The deferred rental credit is being amortized on a straight-line basis over the lease period of 10 years for the new corporate office.

During the six months ended June 30, 2004 and 2003, we recorded Unearned deferred compensation of $2.0 million and $989 thousand, respectively, relating to shares of restricted common stock granted to our employees and options granted to both our employees and non-employee directors under the 2001 Omnibus Plan. The Unearned deferred compensation was recorded based on the grant date and is being amortized over the minimum vesting period of each individual stock and/or option grant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine fuel services business. The preliminary aggregate purchase price for the THL Shares and the TGL Shares was approximately $85.6 million, including acquisition costs of $1.1 million. The final purchase price for the THL Shares and TGL Shares may increase or decrease subject to certain post-closing adjustments. As of June 30, 2004, we have paid approximately $77.3 million of the preliminary aggregate purchase price, consisting of $76.6 million in cash and $755 thousand in the form of common stock issued, representing approximately 19 thousand shares and valued using the market value of our common stock on the acquisition date. Upon the finalization of the purchase price, remaining payment will be paid in cash. The acquisition of the Tramp Oil group of companies, which primarily sells and markets fuel services, was accounted for under the purchase method. Accordingly, the operations of the acquired companies have been included in our operating results since April 1, 2004. At the acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition amounted to $7.1 million. Differences between the final purchase price payment and the estimated remaining purchase price payment of $8.3 million will be adjusted through goodwill.

The following presents the unaudited results of operations for the three months ended June 30, 2004, the pro forma results of operations for the three and six months ended June 30, 2003 as if the THL acquisition had been completed in January 2003, and the pro forma results of operations for the six months ended June 30, 2004 as if the THL acquisition had been completed in January 2004 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(pro forma)	(pro forma)	(pro forma)
Revenue	$1,377,378	$904,049	$2,531,477	$1,864,380
Net income	$6,866	$6,395	$11,549	$12,889
Earnings per share:
Basic	$0.62	$0.60	$1.06	$1.22
Diluted	$0.58	$0.57	$0.99	$1.16

Significant Accounting Policies

Except as described below, the significant accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 10-K Report for the fiscal year ended December 31, 2003.

Basis of Consolidation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include our accounts, those of our majority owned or controlled subsidiaries and those of our aviation joint venture, after elimination of all significant intercompany accounts, transactions and profits. Prior to January 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture.

Employee and Non-Employee Directors Stock Options

Effective April 1, 2002, we adopted the accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for stock options granted to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 1, 2002, we continued using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above the market price of our common stock on the date of grant.

As required, the following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except earnings per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$6,866	$5,443	$12,820	$10,711
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	250	125	420	222
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(259)	(144)	(439)	(260)

Pro forma net income	$6,857	$5,424	$12,801	$10,673

Basic earnings per share:
As reported	$0.62	$0.51	$1.17	$1.01

Pro forma	$0.62	$0.51	$1.17	$1.01

Diluted earnings per share:
As reported	$0.58	$0.49	$1.10	$0.97

Pro forma	$0.58	$0.49	$1.10	$0.96

Comprehensive Income

There were no significant items of other comprehensive income.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we did not have any variable interest entities created after January 31, 2003.

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 7 for additional information.

2.	Debt

In December 2003, we obtained a new $100.0 million syndicated revolving credit facility with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. Letters of credit issued under the revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears. The credit facility agreement expires on December 19, 2006. As of June 30, 2004, our outstanding borrowings under this revolving credit facility totaled $50.0 million and our issued letters of credit totaled $17.2 million. Subsequent to June 30, 2004, we repaid $40.0 million of the borrowings previously outstanding under the revolving credit facility.

The credit facility agreement imposes certain operating and financial restrictions on us. Our failure to comply these restrictions, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement and impair our ability to receive advances and issue letters of credit, which may have a material adverse effect on us. Currently, we are in compliance with all material obligations under the credit agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our $100.0 million revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of June 30, 2004, we had outstanding letters of credit of $25.0 million under this credit line, in addition to the letters of credit outstanding under our $100.0 million credit facility.

Substantially all of the letters of credit issued under the $100.0 million syndicated revolving credit facility, and the $25.0 million credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

In connection with the acquisition of the Tramp Oil group of companies, we assumed outstanding letters of credit issued on behalf of the Tramp Oil group of companies. As of June 30, 2004, approximately $4.3 million of these letters of credit remain outstanding. These letters of credit were provided to suppliers in the normal course of business and will be replaced as they expire during the last six months of 2004, if needed, with new letters of credit from either our $100.0 million revolving credit facility or our $25.0 million credit line.

Our debt consisted of the following (in thousands):

	As of
	June 30, 2004	December 31, 2003
Borrowings under revolving credit facility	$50,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $73 thousand and $112 thousand at June 30, 2004 and December 31, 2003, respectively.	927	1,388
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $26 thousand and $52 thousand at June 30, 2004 and December 31, 2003, respectively.	1,074	2,148

Total Debt	52,001	3,536
Short-term Debt	1,535	1,600

Long-term Debt	$50,466	$1,936

As of June 30, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year Ending December 31,
2005	$1,535
2006	50,466

$52,001

3.	Earnings Per Share

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

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average shares	11,056	10,600	10,919	10,592
Restricted stock weighted average shares	171	138	170	127
Common stock equivalents	524	380	539	351

Diluted weighted average shares used in the calculation of diluted earnings per share	11,751	11,118	11,628	11,070

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,281	1,305	1,395	1,280

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	13	60	7	30

4.	Income Taxes

The income tax provision recorded for the three and six months ended June 30, 2004 and 2003 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Income tax provision	$1,481	$820	$3,303	$2,217

Effective income tax rate	17.7%	13.1%	20.5%	17.1%

The higher effective tax rate for the three and six months ended June 30, 2004 resulted primarily from changes in the proportions of operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

5.	Deferred Compensations Plans

Under the terms of the 2003 Executive Incentive Plan, our five senior executives are eligible to receive long term incentive award (“LTIP award”) grants pursuant to which they will receive cash awards upon achievement of long-term performance goals. Achievement of performance goals is measured over a series of rolling three-year performance periods, with the periods for the first two award grants commencing in January 2003 and January 2004, respectively. LTIP awards are designed to reward strong financial performance on a sustained basis over a period of years, as measured by the Compound Average Annual Growth Rates (“CAGR”) in net income, as defined in the plan. Target awards for the first two award grants are $750 thousand each for our Chief Executive Officer and Chief Operating Officer, and $200 thousand each for the other three senior executives. The executives would earn 50% of the target award if we achieve a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over the applicable three year performance period. The maximum award is 200% of the target award, and would be earned if a CAGR in net income of at least 21% is achieved over the three-year performance period. If and when each cash award is earned over each individual award’s three-year performance period, such cash award may be deferred at the executive’s option, on such terms and conditions as may be approved by the Compensation Committee of the Board of Directors. The deferred amounts will earn interest at the U.S. Prime Rate, with a maximum rate of 10% per year. The accrual for LTIP awards is made equally over each award’s three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three-year performance period. As of June 30, 2004, we have accrued $1.4 million for LTIP awards, which was included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

6.	Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and a $2.5 million non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us.

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. In accordance with the implementation of FIN No. 46, effective January 1, 2004, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

The following table summarizes PAFCO’s results of operations that are included in our consolidated financial position (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$46,991	$—	$91,342	$—

Gross profit	$727	$—	$1,486	$—

Income from operations	$395	$—	$938	$—

Other (expense) income, net	$(72)	$(248)	$(181)	$133

Income tax (provision) benefit	$(124)	$95	$(291)	$(51)

Net income (loss)	$199	$(153)	$466	$82

The following table summarizes PAFCO’s financial position that are included in our consolidated financial position (in thousands):

	As of
	June 30, 2004	December 31, 2003
Cash and cash equivalents	$3,980	$—

Accounts and notes receivable	$4,934	$—

Inventories	$5,435	$—

Total assets and total liabilities	$13,991	$—

Included in Accounts and notes receivable were net receivables from Signature, a related party, of $2.8 million, net of certain payables, including minority interest, of $110 thousand. Accounts receivable due from Signature resulted from PAFCO’s sales to Signature, which receivables amounted to $31.1 million and $57.6 million for the three and six months ended June 30, 2004. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Marine fuel services	$764,541	$417,106	$1,243,166	$814,549
Aviation fuel services	612,837	228,812	1,046,009	489,369

	$1,377,378	$645,918	$2,289,175	$1,303,918

Income from operations
Marine fuel services	$5,749	$5,103	$10,139	$9,707
Aviation fuel services	7,002	4,697	13,852	9,719

	12,751	9,800	23,991	19,426
Corporate overhead	(2,951)	(4,019)	(6,481)	(6,727)

	$9,800	$5,781	$17,510	$12,699

	As of
	June 30, 2004	December 31, 2003
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,639 and $5,704 at June 30, 2004 and December 31, 2003, respectively	$267,369	$127,717
Aviation fuel services, net of allowance for bad debts of $5,761 and $4,834 at June 30, 2004 and December 31, 2003, respectively	100,157	64,402

	$367,526	$192,119

Goodwill and identifiable intangible assets:
Marine fuel services, net of accumulated amortization of $3,620 and $3,166 at June 30, 2004 and December 31, 2003, respectively	$43,931	$29,755
Aviation fuel services, net of accumulated amortization of $1,134 for each period presented	8,209	8,209

	$52,140	$37,964

Total assets
Marine fuel services	$373,998	$194,263
Aviation fuel services	171,195	134,180

	545,193	328,443
Corporate	17,987	29,235

	$563,180	$357,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table provides the contribution percentage of each of our two reportable operating businesses to our total revenue and our operating income (excluding corporate overhead) for each of the periods presented in the accompanying Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Marine fuel services	56%	65%	54%	62%
Aviation fuel services	44%	35%	46%	38%

	100%	100%	100%	100%

Income from operations of reportable segments:
Marine fuel services	45%	52%	42%	50%
Aviation fuel services	55%	48%	58%	50%

	100%	100%	100%	100%

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, income taxes, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Consolidated Financial Statements” of our 10-K Report for the year ended December 31, 2003.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and general market, economic and other conditions. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of June 30, 2004 and December 31, 2003, we had accounts and notes receivable of $367.5 million and $192.1 million, respectively, net of allowance for bad debts of $11.4 million and $10.5 million, respectively.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at June 30, 2004. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 10-K Report for the year ended December 31, 2003.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the aviation joint venture. The identifiable intangible assets for customer relations existing at the date of acquisitions were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three and six months ended June 30, 2004 and 2003, no goodwill amortization was recorded. For the three and six months ended June 30, 2004 and 2004, we amortized $362 thousand and $454 thousand, respectively, of our identifiable intangible assets.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2003, goodwill in each of our reporting units was not considered impaired. Accordingly, no impairment charges were recognized.

Income Taxes

Our provision for income taxes is determined by taxable jurisdiction. We file a consolidated U.S. federal income tax return which includes all of our U.S. companies. Our non-U.S. companies file income tax returns in their respective countries of incorporation, as required. We do not provide for U.S. federal and state income taxes or non-U.S. withholding taxes on the undistributed earnings of our non-U.S. companies. The distribution of these earnings would result in additional U.S. federal and state income taxes to the extent they are not offset by foreign tax credits and non-U.S. withholding taxes. It is our intention to reinvest undistributed earnings of our non-U.S. companies indefinitely and thereby postpone their remittance. Accordingly, no provision has been made for taxes that could result from the remittance of such earnings.

We provide for deferred income taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and U.S. federal and state and non-U.S. income tax purposes. A valuation allowance is recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

Results of Operations

Overview

Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and the volume and gross profit achieved on sales, as well as the overall level of operating expenses. Profit from our aviation fuel services business is directly related to the volume and the gross profit achieved on sales, as well as the overall level of operating expenses. Operating expenses in both segments may be significantly affected to the extent that we are required to make provisions for potential bad debts.

In April 2004, we acquired the Tramp Oil group of companies, which form part of our worldwide marine fuel services segment. This acquisition was accounted for under the purchase method. Accordingly, the results of operations of the Tramp Oil group of companies were included in our results since April 1, 2004.

Comparing the six-month periods ended June 30, 2004 and 2003, our profitability was favorably impacted in 2004 by increases in both metric tons sold in marine and aviation sales volume, and a decrease in the provision for bad debts. Earnings were adversely affected by decreases in both the gross profit per metric ton traded in marine and gross profit per gallon sold in aviation, increases in salaries and wages and other operating expenses, and non-operating expenses recorded in 2004 versus non-operating income recorded in 2003.

The increase in marine business volume was mainly due to the acquisition of the Tramp Oil group of companies. The decrease in gross profit per metric ton traded in marine reflects a year-to-year shift in the mix of mix of business that primarily relates to last year’s war in Iraq. The decrease was also due to lower margin business of the Tramp Oil group of companies. In our aviation fuel services segment, the increase in sales volume and decrease in gross profit per gallon were primarily due to growth in our fuel management business, which is a higher credit quality, lower margin business. This increase in fuel management business contributed to a decrease in the provision for bad debts. In addition, we recorded bad debt expenses relating to the write-off of receivables from two international airlines that filed for bankruptcy in 2003. The increases in salaries and wages and other operating expenses were mainly due to the additional operating expenses of the Tramp Oil group of companies as well as integration costs associated with the acquisition, partially offset by lower accruals for potential performance-based incentive compensation payouts. Negative changes in non-operating items were primarily due to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, world oil prices have been very volatile over the last several years. We expect continued volatility in world oil prices as a result of the instability in the Middle East. Because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatility in fuel prices can adversely affect our customers’ businesses, and consequently demand for our services, and our results of operations. See “Risk Factors” in Item 1 of our 10-K Report for the year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Our revenue for the second quarter of 2004 was $1.4 billion, an increase of $731.4 million, as compared to revenue of $645.9 million for the second quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended June 30,
	2004	2003
Marine fuel services	$764,541	$417,106
Aviation fuel services	612,837	228,812

	$1,377,378	$645,918

Our marine fuel services segment contributed $764.5 million of revenue for the second quarter of 2004, an increase of $347.4 million, or 83.3%, over the second quarter of 2003. This increase in revenue is largely due to higher volumes of marine fuel sold, however an increase in average fuel prices of approximately 1.0% also contributed. The increase in volume of marine fuel sold of 82.5% was largely the result of our acquisition of the Tramp Oil group of companies. Our aviation fuel services segment contributed $612.8 million of revenue for the second quarter of 2004, an increase of $384.0 million, as compared to the second quarter of 2003. The increase in aviation revenue was due to an increase in the volume sold of 274.3 million gallons and a 23.0% increase in the average price per gallon sold. The increase in aviation sales volume was mainly due to growth in our fuel management business as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature Flight Support (“Signature.”) This change in accounting stems from the recent accounting pronouncement FIN No. 46, “Consolidation of Variable Interest Entities,” described in Note 1 to the financial statements included in this report. Prior to the consolidation of PAFCO, we recognized our share of the profits of PAFCO as other non-operating income.

Our gross profit of $31.5 million for the second quarter of 2004 increased $6.0 million, or 23.4%, as compared to the second quarter of 2003. However, our gross margin decreased to 2.3% for the second quarter of 2004, from 3.9% for the second quarter of 2003. Our marine fuel services segment achieved a 2.0% gross margin for the second quarter of 2004 versus 3.3% for the second quarter of 2003. This lower gross margin is attributable to year-to-year shift in the mix of business that primarily relates to last year’s war Iraq. Our aviation fuel services business achieved a 2.6% gross margin for the second quarter of 2004 as compared to 5.2% for the second quarter of 2003. The decrease in aviation gross margin reflects business volume growth in our lower margin fuel management business.

Total operating expenses for the second quarter of 2004 were $21.7 million, an increase of $2.0 million, or 9.9%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses, which were due to the additional operating expenses of the Tramp Oil group of companies. Partially offsetting these additional operating expenses of the Tramp Oil group of companies were decreases in salaries and wages of $713 thousand and other operating expenses of $270 thousand. Salaries and wages decreased mainly due to a reduction in the accruals for potential performance-based incentive compensation payouts. The decrease in other operating expenses was primarily due to the recording of accelerated computer software amortization expense during the second quarter of 2003, partially offset by increases in insurance costs, independent directors’ compensation, and business travel due, in part, to the integration of the Tramp Oil group of companies.

Our income from operations for the second quarter of 2004 was $9.8 million, an increase of $4.0 million, or 69.5%, as compared to the second quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended June 30,
	2004	2003
Marine fuel services	$5,749	$5,103
Aviation fuel services	7,002	4,697

	12,751	9,800
Corporate overhead	(2,951)	(4,019)

	$9,800	$5,781

Our marine fuel services segment earned $5.7 million in income from operations for the second quarter of 2004, an increase of $646 thousand, or 12.7%, as compared to the second quarter of 2003. This increase was primarily due to the additional operating income provided by the Tramp Oil group of companies. Our aviation fuel services segment’s income from operations was $7.0 million for the second quarter of 2004, an increase of $2.3 million, or 49.1%, as compared to the second quarter of 2003. This improvement was due to a 33.0% growth in gross profit due to business volume growth as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $3.0 million for the second quarter of 2004, a decrease of $1.1 million, or 26.5%, as compared to the second quarter of 2003. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense during the second quarter of 2003.

During the second quarter of 2004, we reported $1.5 million in other expense, net, as compared to other income, net, of $482 thousand for the same period of the prior year. This change is primarily due to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars, the effect of the consolidation of our PAFCO aviation joint venture, as well as increased interest expense due to borrowings on our revolving credit facility.

For the second quarter of 2004, our effective tax rate was 17.7%, for an income tax provision of $1.5 million, as compared to 13.1% and an income tax provision of $820 thousand for the second quarter of 2003. The higher effective tax rate for the second quarter of 2004 resulted primarily from changes in the proportions of operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

Net income for the second quarter of 2004 was $6.9 million, an increase of $1.4 million, or 26.1%, as compared to $5.4 million for the second quarter of 2003. Diluted earnings per share for the second quarter of 2004 was $0.58 per share, an increase of $0.09 per share, or 18.6%, as compared to $0.49 per share for the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our revenue for the first six months of 2004 was $2.3 billion, an increase of $985.3 million, or 75.6%, as compared to revenue of $1.3 billion for the corresponding period in 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Marine fuel services	$1,243,166	$814,549
Aviation fuel services	1,046,009	489,369

	$2,289,175	$1,303,918

Our marine fuel services segment contributed $1.24 billion in revenue for the first six months of 2004, an increase of $429 million, or 52.6%, over the same period in 2003. This increase in revenue was entirely due to higher volumes of marine fuel sold, as the average fuel price decreased by 5.4%. The 61.6% increase in the volume of marine fuel sold was due, in part, to the acquisition of the Tramp Oil group of companies as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $1.05 billion in revenue for the first six months of 2004, an increase of $556.6 million, as compared to $489.4 million for first six months of 2003. The increase in revenue was due to an increase of 424.0 million gallons of aviation fuel sold and an 11.3% increase in the average price per gallon sold. The increase in aviation sales volume was mainly due to new fuel management business, as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature.

Our gross profit of $58.4 million for the first six months of 2004 increased $5.6 million, or 10.6%, as compared to the corresponding period in 2003. However, our gross margin decreased to 2.6% for the first six months of 2004, from 4.0% for the first six months of 2003. Our marine fuel services segment achieved a 2.2% gross margin for the first six months of 2004 versus a 3.4% for the same period in 2003. This lower gross margin is attributable to year-to-year shift in the mix of business primarily relating to last year’s war in Iraq. Our aviation fuel services business achieved a 3.0% gross margin for the first six months of 2004, as compared to 5.1% for the first six months of 2003. The decrease in aviation gross margin reflects the business volume growth in our lower margin fuel management business.

Total operating expenses for the first six months of 2004 were $40.9 million, an increase of $781 thousand, or 1.9%, as compared to the same period in 2003. The increase in operating expenses was due to increases in salaries and wages and other operating expenses, partially offset by a decrease in the provision for bad debts. The increases in salaries and wages and other operating expenses were mainly due to the additional operating expenses of the Tramp Oil group of companies as well as increased insurance costs, independent directors’ compensation, and business travel due, in part, to the integration of the Tramp Oil group of companies, partially offset by lower accruals for potential performance-based incentive compensation payouts and accelerated computer software amortization expenses recorded during the first six months of 2003. The decrease in the provision for bad debts reflects the growth of our higher credit quality fuel management business as well as bad debt expenses recorded in 2003 for the write-offs of receivables from two international airlines that filed for bankruptcy.

Our income from operations for the first six months of 2004 was $17.5 million, an increase of $4.8 million, or 37.9%, over the same period in 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Marine fuel services	$10,139	$9,707
Aviation fuel services	13,852	9,719

	23,991	19,426
Corporate overhead	(6,481)	(6,727)

	$17,510	$12,699

Our marine fuel services segment earned $10.1 million in income from operations for the first six months of 2004, an increase of $432 thousand, or 4.5%, as compared to the corresponding period in 2003. This increase was primarily due to the additional operating income provided by the Tramp Oil group of companies. Our aviation fuel services segment’s income from operations was $13.9 million for the first six months of 2004, an increase of $4.1 million, or 42.5%, as compared to the same period in 2003. This improvement was due to a 23.5% increase in gross profit due to business volume growth, as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $6.5 million for the first six months of 2004, a decrease of $246 thousand, or 3.7%, as compared to the same period of the prior year. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense during the second quarter of 2003, partially offset by increases in other operating expenses. For an explanation of the increases in other operating expenses, see the above discussion on operating expenses.

During the first six months of 2004, we reported $1.4 million in other expense, net, as compared to other income, net, of $229 thousand for the same period of the prior year. This change is primarily due to the recognition of exchange losses relating to conversion of foreign currencies acquired from Tramp Oil into U.S. dollars, the effect of the consolidation of our PAFCO aviation joint venture, as well as increased interest expense due to borrowings under our revolving credit facility.

For the first six months of 2004, our effective tax rate was 20.5%, for an income tax provision of $3.3 million, as compared to 17.1% and an income tax provision of $2.2 million for the first six months of 2003. The higher effective tax rate for the first six months of 2004 results primarily from changes in the proportions of operating income contributed by our various subsidiaries in different tax jurisdictions, each with their own effective tax rates.

Net income for the first six months of 2004 was $12.8 million, an increase of $2.1 million, or 19.7%, as compared to $10.7 million for the corresponding period in 2003. Diluted earnings per share for the first six months of 2004 was $1.10 per share, an increase of $0.13 per share, or 13.7%, as compared to $0.97 per share for the same period in 2003.

Liquidity and Capital Resources

In our marine and aviation fuel businesses, our primary use of cash is to fund fuel purchases relating to sales of fuel to our customers. We are usually extended unsecured trade credit by our suppliers for our fuel purchases, however, certain suppliers require us to provide a letter of credit. Cash is also used to maintain aviation and marine fuel inventories for sale to customers. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases, as well as reducing the amount of fuel which can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventories at third party storage facilities.

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. We have a revolving credit facility that permits borrowings of up to $100.0 million with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2004, our outstanding borrowings under this credit facility totaled $50.0 million, and issued letters of credit totaling $17.2 million. Subsequent to June 30, 2004, we have repaid $40.0 million of the borrowings previously outstanding under the revolving credit facility. The credit facility agreement imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all material obligations under the credit agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our $100.0 million revolving credit facility. As of June 30, 2004, we had $25.0 million in letters of credit outstanding under this credit line.

Higher interest rates can have a negative affect on our liquidity by increasing the cost of borrowings under our $100.0 million revolving credit facility and fees relating to letters of credit. As of June 30, 2004, we had $65.3 million of cash and cash equivalents as compared to $76.3 million of cash and cash equivalents at December 31, 2003. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash used in operating activities was $40.0 million for the first six months of 2004 versus net cash provided by operating activities of $10.8 million for the corresponding period in 2003. The change in cash flows of $50.8 million was primarily due to net increases in operating assets due to increased business volume in our aviation and marine segments, due in part to the acquisition of the Tramp Oil group of companies.

Net cash provided by investing activities was $10.8 million for the first six months of 2004 versus net cash used in investing activities of $2.4 million for the same period in 2003. The change in cash flows of $13.2 million resulted from a reduction in capital expenditures of $1.1 million and net cash received as a result of the acquisition of the Tramp Oil group of companies. As of June 30, 2004, we received cash of $88.7 million and paid cash of $76.6 million in connection with the acquisition.

Net cash provided by financing activities was $18.2 million for the first six months of 2004, an increase of $16.9 million from the corresponding period in 2003. This increase was primarily due to increases in net borrowings of $45.0 million from our revolving credit facility, and proceeds of $5.9 million from stock option exercises, partially offset by $34.9 million used to repay assumed bank loans and bank overdrafts from the Tramp Oil group of companies.

Working capital at June 30, 2004 was $161.5 million, an increase of $55.2 million from working capital at December 31, 2003. Our accounts and notes receivable at June 30, 2004, excluding the allowance for bad debts, amounted to $378.9 million, an increase of $176.3 million, as compared to the balance at December 31, 2003. At June 30, 2004, the allowance for bad debts of $11.4 million increased by $862 thousand from the balance at December 31, 2003. During the six months ended June 30, 2004, we charged $2.2 million to the provision for bad debts and had charge-offs in excess of recoveries of $1.4 million. The increase in accounts and notes receivable was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of the Tramp Oil group of companies.

As of June 30, 2004, prepaid expenses and other current assets of $27.3 million increased $7.6 million from December 31, 2003. This increase was primarily due to increases in the fair market value of our outstanding derivatives at June 30, 2004 and prepaid fuel, and a higher VAT receivable balance. Net goodwill and identifiable intangible assets increased $14.2 million, to $52.1 million, due to the acquisition of the Tramp Oil group of companies, partially offset by the amortization of our identifiable intangible assets.

Our other current liabilities increased $131.9 million primarily due to additional business volume in our aviation and marine segments as well as the acquisition of the Tramp Oil group of companies. Long-term and short-term debt, in the aggregate, increased by $48.5 million due to net borrowings of $50.0 million under our $100.0 million revolving credit facility, partially offset by the repayment of our acquisition debt.

Stockholders’ equity amounted to $171.8 million at June 30, 2004, an increase of $23.4 million, as compared to $148.4 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $12.8 million in earnings, the exercise of employee and non-employee director stock options of $6.3 million, the recording of income tax benefits on the stock option exercises $4.2 million, the issuance of and the amortization of unearned deferred compensation of $679 thousand, partially offset by the declaration of dividends of $1.7 million.

We believe that available funds from existing cash and cash equivalents, our revolving credit facility and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional funds to respond to competitive pressures or market conditions, expand our product and service offerings, enter new markets or fund potential future acquisitions. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided by operating activities), the state of worldwide credit markets and our levels of outstanding debt. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2003 to June 30, 2004. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 10-K Report for the year ended December 31, 2003.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2004, we had letters of credit outstanding of $46.5 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. For additional information on letters of credit, see Note 2 to the accompanying condensed consolidated financial statements included in this Form 10-Q.

Purchase and Sale Commitments and Derivatives

See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q, for a discussion of our purchase and sale commitments and derivatives.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we did not have any variable interest entities created after January 31, 2003.

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 7 in the Notes to the Notes to the Consolidated Financial Statements in Item 1 of this report for additional information.

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

As of June 30, 2004, we had eighteen outstanding swap contracts totaling approximately 198 thousand metric tons of marine fuel, expiring through June 2007, and six outstanding swap contracts totaling 8.5 million gallons of aviation fuel, expiring through December 2004. As of June 30, 2004, we have recorded our derivatives, which consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel, at their fair market value of $5.0 million. In the accompanying Condensed Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, payments to our fuel suppliers are denominated in local currency. In addition, in certain markets, payments from some of our customers are also denominated in local currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities.

Our policy is to not use derivative financial instruments for speculative purposes.

Item 4.	Controls and Procedures

As of June 30, 2004, we have evaluated the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our management, including our CEO, COO and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO, COO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective so that the information we are required to disclose in the reports which we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, COO and CFO, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.	Legal Proceedings

In July 2004, the plaintiffs in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. filed a motion for leave to amend their complaint to add World Fuel as a defendant. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In 2002, the plaintiffs filed a contribution action against other potentially responsible parties to require them to pay for a portion of the remediation, and now seek to add us as a defendant to the contribution action.

Plaintiffs have alleged that World Fuel is a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claim that this transaction gives rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. The plaintiffs have alleged that Resource Technology Services Inc.’s equitable share of the clean-up costs exceeds $1 million.

World Fuel’s subsidiary, Resource Recovery Atlantic, Inc., acquired only selected assets of Resource Technology Services, Inc., and did not assume any of its liabilities, except for four vehicle leases. We believe that neither World Fuel, nor any of our subsidiaries, is a “successor” to Resource Technology Services, Inc. and that we are not responsible for any liabilities of that company. We intend to vigorously defend all claims asserted against us arising from liabilities of Resource Technology Services, Inc. However, there is no guarantee that we will prevail in this action, and at this time we are unable to predict our ultimate exposure if we do not prevail.

As described in Item 3 of our 10-K Report for the year ended December 31, 2003, we are also involved in other material legal proceedings. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 10-K Report for the year ended December 31, 2003, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above and in our 10-K Report for the year ended December 31, 2003, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

In connection with the acquisition of the Tramp Oil group of companies, we issued 18,800 shares of our common stock to one of the selling shareholders. The issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 27, 2004. The matters voted on at the annual meeting were 1) the election of directors; 2) the approval of the 2003 Executive Incentive Compensation Plan; 3) the approval of three amendments to the 2001 Omnibus Stock Awards Plan regarding the extension of the period during which awards may be granted under the plan for five years, the increase in the number of shares of our common stock that may be issued under the plan by 600,000 shares, and the increase in the number of shares our common stock that may be issued as stock awards (other than options) in any one year from 200,000 to 300,000 shares; and 4) ratifying the appointment of PricewaterhouseCoopers LLP as the our independent auditors for the 2004 fiscal year.

All of our director nominees were elected, the 2003 Executive Incentive Compensation Plan was approved, the amendments to the 2001 Omnibus Stock Awards Plan were approved and PricewaterhouseCoopers LLP was ratified as our independent auditors for the 2004 fiscal year.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Against
Paul H. Stebbins	10,512,498	223,838
Michael J. Kasbar	10,512,498	223,838
John R. Benbow	10,512,498	223,838
Myles Klein	10,644,198	92,138
Jerome Sidel	10,644,198	92,138
Luis R. Tinoco	9,022,198	1,714,138
Ken Bakshi	10,575,598	160,738
Richard A. Kassar	9,260,593	1,475,743
J. Thomas Presby	10,644,198	92,138

2003 Incentive Compensation Plan

Votes For	Votes Against	Votes Abstained
8,458,586	405,163	17,172

Amendments to the 2001 Omnibus Stock Awards Plan

Votes For	Votes Against	Votes Abstained
7,522,035	1,340,481	18,404

Ratifying the selection of PricewaterhouseCoopers LLP as the Company’s Independent Auditors for 2004

Votes For	Votes Against	Votes Abstained
10,684,201	43,733	8,401

Item 5.	Other Information

None

Item 6.	Exhibits and reports on Form 8-K

(a)	The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 2, 2004, we filed a Current Report on Form 8-K to report the announcement of the purchase of all of the outstanding shares of Tramp Holdings Limited, the London based holding company of the Tramp Oil (“Tramp”) group of companies.

On April 16, 2004, we filed a Current Report on Form 8-K to report the acquisition of the Tramp Oil group of companies, including the filing of the various acquisition agreements.

On April 29, 2004, we filed a Current Report on Form 8-K to report World Fuel’s results of operations for the three months ended March 31, 2004.

On June 15, 2004, we filed a Current Report on Form 8-K/A to amend the Form 8-K filed on April 16, 2004, to provide the Financial Statements of the Business Acquired and the Pro Forma Financial Information.

On August 6, 2004, we filed a Current Report on Form 8-K to report World Fuel’s results of operations for the three and six months ended June 30, 2004.

On August 9, 2004, we filed a Current Report on Form 8-K/A to amend the Form 8-K filed on April 16, 2004, to provide restated Financial Statements of the Business Acquired and revised Pro Forma Financial Information.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and
Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)