Form 10-Q
period 2004-09-30
WORLD FUEL SERVICES CORP
filed 2004-11-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The registrant had a total of 11,399,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of November 5, 2004.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2004 will not necessarily be indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q (“10-Q Report”) for the quarterly period ended September 30, 2004 should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (“2003 10-K Report”). World Fuel Services Corporation (“World Fuel”) and Subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.” The term “Tramp Oil” refers to the Tramp Oil group of companies which we acquired in April 2004. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, cash flows and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth and integration of Tramp Oil and other acquired businesses; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our 2003 10-K Report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of
	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$57,526	$76,256
Accounts and notes receivable, net of allowance for bad debts of $11,670 and $10,538 at September 30, 2004 and December 31, 2003, respectively	434,839	192,119
Inventory	60,549	22,940
Prepaid expenses and other current assets	37,992	19,706

Total current assets	590,906	311,021

Property and equipment, net	7,278	6,963

Other:
Goodwill, net of accumulated amortization of $3,565 at September 30, 2004 and December 31, 2003	43,930	36,860
Identifiable intangible asset, net of accumulated amortization of $1,552 and $736 at September 30, 2004 and December 31, 2003, respectively	7,848	1,104
Other assets	6,958	1,730

	$656,920	$357,678

Liabilities

Current liabilities:
Short-term debt	$1,567	$1,600
Accounts payable	365,575	172,885
Accrued expenses	28,003	9,987
Customer deposits	23,954	6,320
Accrued salaries and wages	8,728	9,547
Income taxes payable	2,815	4,423
Other current liabilities	8,314	—

Total current liabilities	438,956	204,762

Long-term liabilities	39,569	4,537

Commitments and contingencies
Stockholders’ Equity

Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 25,000 shares authorized; 12,765 shares issued and outstanding at September 30, 2004 and December 31, 2003	128	128
Capital in excess of par value	44,192	34,672
Retained earnings	150,241	132,976
Unearned deferred compensation	(4,703)	(2,788)
Treasury stock, at cost; 1,361 shares and 1,973 shares at September 30, 2004 and December 31, 2003, respectively	(11,463)	(16,609)

	178,395	148,379

	$656,920	$357,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$1,579,371	$652,301	$3,868,546	$1,956,219
Cost of revenue	(1,547,339)	(627,766)	(3,778,129)	(1,878,891)

Gross profit	32,032	24,535	90,417	77,328

Operating expenses:
Salaries and wages	(13,566)	(9,198)	(35,332)	(29,943)
Provision for bad debts	(572)	(1,535)	(2,811)	(5,473)
Other	(9,297)	(6,638)	(26,167)	(22,049)

	(23,435)	(17,371)	(64,310)	(57,465)

Income from operations	8,597	7,164	26,107	19,863

Other (expense) income, net:
Interest (expense) income, net	(210)	194	(409)	448
Other, net	122	(111)	(1,066)	(136)

	(88)	83	(1,475)	312

Income before income taxes	8,509	7,247	24,632	20,175
Provision for income taxes	(1,542)	(1,713)	(4,845)	(3,930)

Net income	$6,967	$5,534	$19,787	$16,245

Basic earnings per share	$0.62	$0.52	$1.80	$1.53

Basic weighted average shares	11,170	10,631	11,004	10,604

Diluted earnings per share	$0.59	$0.49	$1.69	$1.46

Diluted weighted average shares	11,816	11,204	11,691	11,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - IN THOUSANDS)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$19,787	$16,245

Adjustments to reconcile net income to net cash provided by operating activities - net of effects from business acquired
Provision for bad debts	2,811	5,473
Depreciation and amortization	2,781	3,038
Deferred income tax benefits	(3,231)	(1,276)
Unearned deferred compensation amortization	1,162	620
Other non-cash operating charges (credits)	350	(22)
Changes in operating assets and liabilities:
Accounts and notes receivable	(165,247)	4,335
Inventory	(27,436)	(11,429)
Prepaid expenses and other current assets	(19,140)	(2,680)
Other assets	(410)	84
Accounts payable and accrued expenses	139,508	(12,620)
Customer deposits	16,964	736
Accrued salaries and wages	(1,820)	4,663
Income taxes payable	1,343	2,260
Deferred compensation and other non-current liabilities	1,551	264

Total adjustments	(50,814)	(6,554)

Net cash (used in) provided by operating activities	(31,027)	9,691

Cash flows from investing activities:
Capital expenditures	(2,135)	(2,635)
Acquisition of business, net	12,077	—

Net cash provided by (used in) investing activities	9,942	(2,635)

Cash flows from financing activities:
Dividends paid on common stock	(2,495)	(2,393)
Proceeds from exercise of stock options	6,310	608
Repayment of long term debt	(1,600)	(2,527)
Repayment of assumed bank loans and bank overdrafts	(34,860)	—
Borrowings under revolving credit facility, net	35,000	5,000

Net cash provided by financing activities	2,355	688

Net (decrease) increase in cash and cash equivalents	(18,730)	7,744
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$57,526	$65,520

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,013	$330

Income taxes	$7,225	$4,994

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

In connection with the acquisition of Tramp Oil in April 2004, we received cash of $12.1 million, net of cash paid of $76.6 million, during the nine months ended September 30, 2004. In addition, we issued equity securities valued at $755 thousand and recorded an obligation to pay approximately $8.3 million, the remaining balance of the purchase price. There were no acquisitions during the nine months ended September 30, 2003. Based on a preliminary purchase price allocation, the following reconciles the net cash received with the fair values of the assets acquired, liabilities assumed, and the estimated remaining balance of the purchase price owed in the Tramp Oil acquisition (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Accounts receivable	$(80,284)	$—
Inventory	(10,173)	—
Prepaid, other current assets, and property and equipment	(878)	—
Identifiable intangible assets	(7,560)	—
Goodwill	(7,070)	—
Short-term bank loans and bank overdrafts	34,860	—
Accounts payable and accrued expenses	71,171	—
Customer deposits	670	—
Accrued salaries and wages	1,010
Income taxes payable	1,262
Other current liabilities	8,314	—
Equity securities issued	755	—

Cash received, net of cash paid	$12,077	$—

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared but not yet paid totaled $855 thousand and $821 thousand at September 30, 2004 and 2003, respectively. These dividends were paid in October 2004 and 2003, respectively.

In connection with the acquisition of Tramp Oil in April 2004, we assumed short-term bank loans and bank overdrafts of $34.9 million, which were repaid subsequent to the acquisition.

During the nine months ended September 30, 2003, in connection with the construction of our new corporate office, we recorded leasehold improvements and related deferred rental credit of $315 thousand, which was paid by the landlord as an office construction allowance. The related deferred rental credit was included in Long-term liabilities. The deferred rental credit is being amortized on a straight-line basis over the lease period of 10 years for the new corporate office.

During the nine months ended September 30, 2004 and 2003, we recorded Unearned deferred compensation of $3.2 million and $1.7 million, respectively, relating to shares of restricted common stock granted to our employees and options granted to both our employees and non-employee directors under our equity compensation plans. The Unearned deferred compensation was recorded based on the grant date and is being amortized over the minimum vesting period of each individual stock and/or option grant.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine fuel services business. The preliminary aggregate purchase price for the THL Shares and the TGL Shares was approximately $85.6 million, including acquisition costs of $1.1 million. The final purchase price for the THL Shares and TGL Shares may increase or decrease subject to certain post-closing adjustments. As of September 30, 2004, we have paid approximately $77.3 million of the preliminary aggregate purchase price, consisting of $76.6 million in cash and $755 thousand in the form of common stock issued, representing approximately 19 thousand shares and valued using the market value of our common stock on the acquisition date. Upon the finalization of the purchase price, the remaining balance of the purchase price will be paid in cash. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of the acquired companies have been included in our operating results since April 1, 2004. At the acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, amounted to $7.1 million. Differences between the final purchase price allocation and the preliminary purchase price allocation, including the estimated remaining balance of the purchase price of $8.3 million, will be adjusted through goodwill.

The following presents the unaudited results of operations for the three months ended September 30, 2004 and the pro forma results of operations for the three and nine months ended September 30, 2003 as if the Tramp acquisition had been completed as of January 1, 2003, and the pro forma results of operations for the nine months ended September 30, 2004 as if the Tramp acquisition had been completed as of January 1, 2004 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(pro forma)	(pro forma)	(pro forma)
Revenue	$1,579,371	$874,684	$4,110,848	$2,739,064
Net income	$6,967	$6,834	$18,516	$19,723

Earnings per share:
Basic	$0.62	$0.64	$1.68	$1.86
Diluted	$0.59	$0.61	$1.58	$1.77

The pro forma results of operations for the nine months ended September 30, 2004 reflect Tramp Oil’s net loss of $1.3 million for the three months ended March 31, 2004, which was primarily related to the recording of non-recurring charges in connection with the sale of Tramp Oil.

Significant Accounting Policies

Except as described below, the significant accounting polices followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 2003 10-K Report.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average shares	11,170	10,631	11,004	10,604
Restricted stock weighted average shares	229	147	190	140
Common stock equivalents	417	426	497	379

Diluted weighted average shares used in the calculation of diluted earnings per share	11,816	11,204	11,691	11,123

Weighted average shares subject to stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	1,147	1,372	1,312	1,288

Weighted average shares subject to stock options which were not included in the calculation of diluted earnings per share because their impact is antidilutive	35	275	16	149

Employee Stock Options, Non-Employee Directors Stock Options, and Restricted Common Stock

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

As required, the following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except earnings per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$6,967	$5,534	$19,787	$16,245
Add: Stock-based employee and non - employee director compensation expense included in reported net income, net of related tax effects	300	162	720	384
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(181)	(749)	(441)

Pro forma net income	$6,957	$5,515	$19,758	$16,188

Basic earnings per share:
As reported	$0.62	$0.52	$1.80	$1.53

Pro forma	$0.62	$0.52	$1.80	$1.53

Diluted earnings per share:
As reported	$0.59	$0.49	$1.69	$1.46

Pro forma	$0.59	$0.49	$1.69	$1.46

Comprehensive Income

There were no significant items of other comprehensive income.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we did not have any variable interest entities created after January 31, 2003.

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our PAFCO aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 5 for additional information.

2. Debt

In September 2004, the credit agreement relating to our syndicated revolving credit facility (the “Credit Agreement”) was amended to increase available borrowings under the revolving credit facility to $145.0 million and to provide us with the option to increase available borrowings to $150.0 million. Pursuant to the amendment, our sublimit for the issuance of letters of credit was increased to $60.0 million. In October 2004, we exercised our option to increase our available borrowings under the revolving credit facility to $150.0 million. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. Letters of credit issued under the revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears. The Credit Agreement expires on December 19, 2006. As of September 30, 2004, our outstanding borrowings under the revolving credit facility totaled $35.0 million and our issued letters of credit totaled $18.9 million.

The Credit Agreement imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Agreement, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all material obligations under the Credit Agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of September 30, 2004, we had outstanding letters of credit of $11.2 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Substantially all of the letters of credit issued under the $150.0 million syndicated revolving credit facility and the $25.0 million credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

In connection with the acquisition of Tramp Oil, we assumed outstanding letters of credit issued on behalf of Tramp Oil. As of September 30, 2004, approximately $1.5 million of these letters of credit remain outstanding. These letters of credit were provided to suppliers in the normal course of business and will be replaced as they expire, if needed, with new letters of credit from either our $150 million syndicated revolving credit facility or our $25.0 million credit line.

Our debt consisted of the following (in thousands):

	As of
	September 30, 2004	December 31, 2003
Borrowings under syndicated revolving credit facility	$35,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $53 thousand and $112 thousand at September 30, 2004 and December 31, 2003, respectively.	947	1,388
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $13 thousand and $52 thousand at September 30, 2004 and December 31, 2003, respectively.	1,087	2,148

Total Debt	37,034	3,536

Short-term Debt	1,567	1,600

Long-term Debt	$35,467	$1,936

As of September 30, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year Ending December 31,
2005	$1,567
2006	35,467

$37,034

3. Income Taxes

The income tax provision recorded for the three and nine months ended September 30, 2004 and 2003 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Income tax provision	$1,542	$1,713	$4,845	$3,930

Effective income tax rate	18.1%	23.6%	19.7%	19.5%

The lower effective tax rate for the three months ended September 30, 2004 resulted primarily from changes in the proportions of operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

4. Commitments and Contingencies

Legal Matters

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the Plaintiffs are seeking contribution from the various Defendants toward the costs of remediating the site.

Plaintiffs have alleged that World Fuel is a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claim that this transaction gives rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. The plaintiffs have alleged that Resource Technology Services Inc.’s equitable share of the clean-up costs exceeds $1.0 million.

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

As described in our 2003 10-K Report, we are also involved in other material legal proceedings. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 2003 10-K Report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above and in our 2003 10-K Report, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Deferred Compensations Plans

Under the terms of the 2003 Executive Incentive Plan, our five senior executives are eligible to receive long term incentive awards (“LTIP awards”) upon achievement of long-term performance goals. The performance goals are based on achieving certain Compound Average Annual Growth Rates (“CAGR”) in net income over a three-year performance period. In September 2004, the Compensation Committee of the Board of Directors elected to reconsider the use of net income as the performance measure for LTIP awards due to an increase in the disparity between the growth rates of net income and diluted earnings per share. In connection with this decision, the Compensation Committee agreed to suspend future LTIP awards until a more appropriate performance measure could be established and to cancel the LTIP award for the three-year performance period commencing January 2004. The LTIP award for the three-year performance period commencing January 2003 was left in effect. Target awards for the three-year performance period commencing January 2003 are $750 thousand for each of our Chief Executive Officer and Chief Operating Officer, and $200 thousand for each of the other three senior executives. The executives would earn 50% of the target award if we achieve a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over the three-year performance period. The maximum award is 200% of the target award, and would be earned if at least a 21% CAGR in net income is achieved over the three-year performance period. If and when an award is earned, such award may be deferred at the executive’s option, on such terms and conditions as may be approved by the Compensation Committee. The deferred amounts will earn interest at the U.S. Prime Rate, with a maximum rate of 10% per year.

The accrual for LTIP awards is made equally over each award’s three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three-year performance period. For the three and nine months ended September 30, 2004, we recorded a net reduction in compensation expense of $175 thousand and compensation expense of $525 thousand, respectively. As of September 30, 2004 and December 31, 2003, we had accrued $1.2 million and $700 thousand, respectively, for the LTIP award for the three-year performance period commencing January 2003. The accrual for the LTIP award for the three-year performance period commencing January 2003 is included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

5. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and $2.5 million in the form of a non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us.

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

The following table summarizes the effect of PAFCO on our consolidated results of operations, after elimination of all significant intercompany transactions and profits (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$46,614	$—	$137,956	$—

Gross profit	$651	$—	$2,137	$—

Income from operations	$302	$—	$1,240	$—

Other (expense) income, net	$(53)	$242	$(234)	$375

Income tax (provision) benefit	$(96)	$(93)	$(387)	$(144)

Net income (loss)	$153	$149	$619	$231

The following table summarizes the effect of PAFCO on our consolidated financial position, after elimination of all significant intercompany accounts (in thousands):

	As of
	September 30, 2004	December 31, 2003
Cash and cash equivalents	$3,093	$—

Accounts and notes receivable	$7,385	$—

Inventory	$4,841	$—

Total assets and total liabilities	$15,230	$—

Included in Accounts and notes receivable were net receivables due from Signature, a related party, of $4.6 million, net of certain accounts payable and minority interest payable. Accounts receivable due from Signature resulted from PAFCO’s sales to Signature, which amounted to $31.9 million and $89.8 million for the three and nine months ended September 30, 2004. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

6. Business Segments and Major Customers

Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to governmental and multilateral entities. We also offer flight plans and weather reports to our corporate aviation customers.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Marine fuel services	$844,372	$399,362	$2,087,538	$1,213,911
Aviation fuel services	734,999	252,939	1,781,008	742,308

	$1,579,371	$652,301	$3,868,546	$1,956,219

Income from operations
Marine fuel services	$5,298	$4,411	$15,437	$14,118
Aviation fuel services	6,496	6,022	20,348	15,741

	11,794	10,433	35,785	29,859
Corporate overhead	(3,197)	(3,269)	(9,678)	(9,996)

	$8,597	$7,164	$26,107	$19,863

	As of
	September 30, 2004	December 31, 2003
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,744 and $5,704 at September 30, 2004 and December 31, 2003, respectively	$304,612	$127,717
Aviation fuel services, net of allowance for bad debts of $5,926 and $4,834 at September 30, 2004 and December 31, 2003, respectively	130,227	64,402

	$434,839	$192,119

Goodwill and identifiable intangible assets:
Marine fuel services, net of accumulated amortization of $3,982 and $3,166 at September 30, 2004 and December 31, 2003, respectively	$43,569	$29,755
Aviation fuel services, net of accumulated amortization of $1,135 for each period presented	8,209	8,209

	$51,778	$37,964

Total assets
Marine fuel services	$406,124	$194,263
Aviation fuel services	231,523	134,180

	637,647	328,443
Corporate	19,273	29,235

	$656,920	$357,678

Major Customers

Revenue of $159.2 million generated from one customer in our aviation segment accounted for 10.1% of our total consolidated revenue during the three months ended September 30, 2004. We believe that the loss of this customer would not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this 10-Q Report, as well as our 2003 10-K Report.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. In our marine fuel services business, we market marine fuel and related management services to a broad base of international shipping companies and to governmental and multilateral entities. Services include credit terms, 24-hour around-the-world service, fuel management services, and competitively priced fuel. In our aviation fuel services business, we extend credit and provide around-the-world single-supplier convenience, 24-hour service, fuel management services, and competitively priced aviation fuel and other aviation related services to passenger, cargo and charter airlines, as well as to governmental and multilateral entities. We also offer flight plans and weather reports to our corporate aviation customers.

The following table provides the contribution percentage of each of our two reportable operating businesses to our total revenue and our operating income (excluding corporate overhead) for each of the periods presented in the accompanying Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Marine fuel services	53%	61%	54%	62%
Aviation fuel services	47%	39%	46%	38%

	100%	100%	100%	100%

Income from operations of reportable segments:
Marine fuel services	45%	42%	43%	47%
Aviation fuel services	55%	58%	57%	53%

	100%	100%	100%	100%

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements of our 2003 10-K Report.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and general market, economic and other conditions. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of September 30, 2004 and December 31, 2003, we had accounts and notes receivable of $434.8 million and $192.1 million, respectively, net of allowance for bad debts of $11.7 million and $10.5 million, respectively.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at September 30, 2004. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 2003 10-K Report.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the aviation joint venture. The identifiable intangible assets for customer relations existing at the date of acquisitions were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three and nine months ended September 30, 2004 and 2003, no goodwill amortization was recorded. For our identifiable intangible assets, we amortized $362 thousand and $816 thousand for the three and nine months ended September 30, 2004, respectively, and $92 thousand and $276 thousand for the three and nine months ended September 30, 2003, respectively.

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

Results of Operations

Overview

Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and the volume and gross profit achieved on reselling activities, as well as the overall level of operating expenses. Profit from our aviation fuel services business is directly related to the volume and the gross profit achieved on reselling activities, as well as the overall level of operating expenses. Operating expenses in both segments may be significantly affected to the extent that we are required to make provisions for potential bad debts.

In April 2004, we acquired Tramp Oil and accounted for this acquisition under the purchase method. Accordingly, the results of operations of Tramp Oil were included in our results since April 1, 2004.

Comparing the nine-month periods ended September 30, 2004 and 2003, our profitability improved in 2004 due to increases both in metric tons of fuel sold in marine and in gallons of fuel sold in aviation, and a decrease in the provision for bad debts. Earnings were adversely affected by decreases in both the gross profit per metric ton traded in marine and gross profit per gallon sold in aviation, by increases in salaries and wages and in other operating expenses, and by the effect of non-operating expenses recorded in 2004 versus non-operating income recorded in 2003. The increase in marine business volume was mainly due to the acquisition of Tramp Oil. The decrease in gross profit per metric ton traded in marine reflects sustained high marine fuel prices, increased competitive pressures, and the acquisition of lower margin business from Tramp Oil. In our aviation fuel services segment, the increase in sales volume and decrease in gross profit per gallon were primarily due to growth in our fuel management business, which is a higher credit quality, lower margin business, as well as new commercial business. The decrease in the provision for bad debts is primarily attributable to new high credit quality, high volume commercial business and reflects the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy. The increases in salaries and wages and other operating expenses were due to the additional operating costs from Tramp Oil as well as higher overall operating costs associated with increased business activities. Negative changes in non-operating items were primarily due to the recognition of exchange losses relating to the conversion into US dollars of foreign currencies acquired in connection with the Tramp Oil acquisition.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services, and our results of operations. See “Risk Factors” in Item 1 of our 2003 10-K Report.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Our revenue for the third quarter of 2004 was $1.6 billion, an increase of $927.1 million, as compared to revenue of $652.3 million for the third quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended September 30,
	2004	2003
Marine fuel services	$844,372	$399,362
Aviation fuel services	734,999	252,939

	$1,579,371	$652,301

Our marine fuel services segment contributed $844.4 million of revenue for the third quarter of 2004, an increase of $445.0 million over the third quarter of 2003. This increase in revenue is largely due to higher volumes of marine fuel sold, however an increase in average fuel prices of approximately 7.8% also contributed to the increase in revenue. The increase in volume of marine fuel sold of 96.5% was largely the result of our acquisition of Tramp Oil as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $735.0 million of revenue for the third quarter of 2004, an increase of $482.1 million, as compared to the third quarter of 2003. The increase in aviation revenue was due to an increase in the volume sold of 301.3 million gallons and a 33.2% increase in the average price per gallon sold. The increase in aviation sales volume was largely due to the growth in our fuel management business and new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature Flight Support (“Signature.”) This change in accounting stems from the recent accounting pronouncement FIN No. 46, “Consolidation of Variable Interest Entities,” described in Note 1 to the financial statements included in this report. Prior to the consolidation of PAFCO, we recognized our share of the profits of PAFCO as other non-operating income.

Our gross profit of $32.0 million for the third quarter of 2004 increased $7.5 million, or 30.6%, as compared to the third quarter of 2003. However, our gross margin decreased to 2.0% for the third quarter of 2004, from 3.8% for the third quarter of 2003. Our marine fuel services segment had a 1.9% gross margin for the third quarter of 2004 versus 2.7% for the third quarter of 2003. The decrease in gross profit per metric ton traded in marine reflects sustained high marine fuel prices, increased competitive pressures, and the acquisition of lower margin business from Tramp Oil. Our aviation fuel services business had a 2.1% gross margin for the third quarter of 2004 as compared to 5.4% for the third quarter of 2003. The decrease in aviation gross margin reflects business volume growth in our lower margin fuel management business.

Total operating expenses for the third quarter of 2004 were $23.4 million, an increase of $6.1 million, or 34.9%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses reflecting the additional operating costs of Tramp Oil and higher operating expenses associated with increased business activities. These increases were partially offset by a decrease in the provision for bad debts. The increase in salaries and wages was primarily due to new hires, additional employees from Tramp Oil and higher performance-based incentive compensation expenses. The increase in other operating expenses was primarily because of higher sales and marketing costs, professional fees, insurance costs, telecommunication costs, bank charges, business travel, payroll taxes, letters of credit fees, and the amortization of loan fees associated with our syndicated revolving credit facility. The decrease in the provision for bad debts was primarily due to new high credit quality, high volume commercial business.

Our income from operations for the third quarter of 2004 was $8.6 million, an increase of $1.4 million, or 20.0%, as compared to the third quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months Ended September 30,
	2004	2003
Marine fuel services	$5,298	$4,411
Aviation fuel services	6,496	6,022

	11,794	10,433
Corporate overhead	(3,197)	(3,269)

	$8,597	$7,164

Our marine fuel services segment earned $5.3 million in income from operations for the third quarter of 2004, an increase of $887 thousand, or 20.1%, as compared to the third quarter of 2003. This increase was entirely due to the additional operating income provided by Tramp Oil. Our aviation fuel services segment’s income from operations was $6.5 million for the third quarter of 2004, an increase of $474 thousand, or 7.9%, as compared to the third quarter of 2003. This improvement was due to a 13.9% growth in gross profit due to increased business volume as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher salaries and wages and other operating expenses. Corporate overhead costs not charged to the business segments totaled $3.2 million for the third quarter of 2004, a decrease of $72 thousand, or 2.2%, as compared to the third quarter of 2003. For an explanation of the increases in salaries and other operating expenses, see the above discussion on operating expenses.

During the third quarter of 2004, we reported $88 thousand in other expense, net, as compared to other income, net, of $83 thousand for the third quarter of 2003. This $171 thousand change was primarily due to increased interest expense due to borrowings on our revolving credit facility for working capital and the effect of the consolidation of our PAFCO aviation joint venture, partially offset by increased interest income and the recognition of foreign exchange gains in 2004 as opposed to foreign exchange losses in 2003.

For the third quarter of 2004, our effective tax rate was 18.1%, for an income tax provision of $1.5 million, as compared to 23.6% and an income tax provision of $1.7 million for the third quarter of 2003. The lower effective tax rate for the third quarter of 2004 resulted primarily from changes in the proportions of operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

Net income for the third quarter of 2004 was $7.0 million, an increase of $1.4 million, or 25.9%, as compared to $5.5 million for the third quarter of 2003. Diluted earnings per share for the third quarter of 2004 was $0.59 per share, an increase of $0.10 per share, or 19.2%, as compared to $0.49 per share for the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our revenue for the first nine months of 2004 was $3.9 billion, an increase of $1.9 billion, or 97.8%, as compared to revenue of $2.0 billion for the corresponding period in 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Marine fuel services	$2,087,538	$1,213,911
Aviation fuel services	1,781,008	742,308

	$3,868,546	$1,956,219

Our marine fuel services segment contributed $2.1 billion in revenue for the first nine months of 2004, an increase of $874 million, or 72.0%, over the same period in 2003. This increase in revenue was entirely due to higher volumes of marine fuel sold, as the average fuel price decreased by 0.7%. The increase in volume of marine fuel sold of 73.5% was mainly due to the acquisition of Tramp Oil as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $1.8 billion in revenue for the first nine months of 2004, an increase of $1.0 billion, as compared to first nine months of 2003. The increase in revenue was due to an increase of 725.3 million gallons of aviation fuel sold and a 19.2% increase in the average price per gallon sold. The increase in aviation sales volume was mainly due to new fuel management business, as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature.

Our gross profit of $90.4 million for the first nine months of 2004 increased $13.1 million, or 16.9%, as compared to the corresponding period in 2003. However, our gross margin decreased to 2.3% for the first nine months of 2004, from 4.0% for the first nine months of 2003. Our marine fuel services segment had a 2.1% gross margin for the first nine months of 2004 versus a 3.2% gross margin for the same period in 2003. The decrease in gross profit per metric ton traded in marine reflects sustained high marine fuel prices, increased competitive pressures and the acquisition of lower margin business from Tramp Oil. Our aviation fuel services business had a 2.6% gross margin for the first nine months of 2004, as compared to 5.2% for the first nine months of 2003. The decrease in aviation gross margin reflects the business volume growth in our lower margin fuel management business.

Total operating expenses for the first nine months of 2004 were $64.3 million, an increase of $6.8 million, or 11.9%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses reflecting the additional operating costs of Tramp Oil and higher operating expenses associated with increased business activities. These increases were partially offset by a decrease in the provision for bad debts. The increase in salaries and wages was primarily due to new hires and additional employees from Tramp Oil, partially offset by lower performance-based incentive compensation expenses. The increase in other operating expenses was primarily the result of higher business travel, in part due to the acquisition and integration of Tramp Oil, and higher sales and marketing costs, insurance costs, telecommunication costs, and payroll taxes, partially offset by lower computer software amortization expense. The decrease in provision for bad debts is primarily attributable to new high credit quality, high volume commercial business and reflects the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy.

Our income from operations for the first nine months of 2004 was $26.1 million, an increase of $6.2 million, or 31.4%, over the same period in 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months Ended September 30,
	2004	2003
Marine fuel services	$15,437	$14,118
Aviation fuel services	20,348	15,741

	35,785	29,859
Corporate overhead	(9,678)	(9,996)

	$26,107	$19,863

Our marine fuel services segment earned $15.4 million in income from operations for the first nine months of 2004, an increase of $1.3 million, or 9.3%, as compared to the corresponding period in 2003. This increase was entirely due to the additional operating income provided by Tramp Oil. Our aviation fuel services segment’s income from operations was $20.3 million for the first nine months of 2004, an increase of $4.6 million, or 29.3%, as compared to the same period in 2003. This improvement was due to a 20.1% increase in gross profit due to business volume growth, as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher salaries and wages and other operating expenses. Corporate overhead costs not charged to the business segments totaled $9.7 million for the first nine months of 2004, a decrease of $318 thousand, or 3.2%, as compared to the same period of the prior year. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense in 2003, partially offset by increases in other operating expenses. For an explanation of the increases in salaries and other operating expenses, see the above discussion on operating expenses.

During the first nine months of 2004, we reported $1.5 million in other expense, net, as compared to other income, net, of $312 thousand for the same period of the prior year. This $1.8 million change was primarily due to the recognition of exchange losses relating to conversion into U.S. dollars of foreign currencies acquired in connection with the Tramp Oil acquisition, increased interest expense due to borrowings on our revolving credit facility for working capital, and the effect of the consolidation of our PAFCO aviation joint venture.

For the first nine months of 2004, our effective tax rate was 19.7%, for an income tax provision of $4.8 million, as compared to 19.5% and an income tax provision of $3.9 million for the first nine months of 2003.

Net income for the first nine months of 2004 was $19.8 million, an increase of $3.5 million, or 21.8%, as compared to $16.2 million for the corresponding period in 2003. Diluted earnings per share for the first nine months of 2004 was $1.69 per share, an increase of $0.23 per share, or 15.5%, as compared to $1.46 per share for the same period in 2003.

Liquidity and Capital Resources

In our marine and aviation fuel services businesses, our primary use of cash is to fund fuel purchases relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Cash is also used to maintain aviation and marine fuel inventory for sale to customers. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities.

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. We have a syndicated revolving credit facility that permits borrowings of up to $150.0 million with a sublimit of $60.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2004, our outstanding borrowings under the revolving credit facility totaled $35.0 million and our issued letters of credit totaled $18.9 million. The credit agreement relating to the revolving credit facility imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all material obligations under the credit agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our syndicated revolving credit facility. As of September 30, 2004, we had outstanding letters of credit of $11.2 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our $150.0 million syndicated revolving credit facility and higher fees for letters of credit. As of September 30, 2004, we had $57.5 million of cash and cash equivalents as compared to $76.3 million of cash and cash equivalents at December 31, 2003. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash used in operating activities was $31.0 million for the first nine months of 2004 versus net cash provided by operating activities of $9.7 million for the corresponding period in 2003. The change in cash flows for operating activities of $40.7 million was primarily due to net changes in operating assets and liabilities as a result of increased business activities in both our aviation and marine segments.

Net cash provided by investing activities was $9.9 million for the first nine months of 2004 versus net cash used in investing activities of $2.6 million for the same period in 2003. The change in cash flows for investing activities of $12.6 million resulted from a reduction in capital expenditures of $500 thousand and net cash received as a result of the acquisition of Tramp Oil. See the Condensed Consolidated Statement of Cash Flows and Footnote 1 to the Notes to the Condensed Consolidated Financial Statements for detailed information regarding the acquisition of Tramp Oil.

Net cash provided by financing activities of $2.4 million increased $1.7 million for the first nine months of 2004 as compared to the corresponding period in 2003. This increase was mainly due to additional net borrowings of $30.0 million from our syndicated revolving credit facility in 2004, an increase in the proceeds from exercises of stock options of $5.7 million, and a decrease in the repayment of long-term debt of $927 thousand, partially offset by the repayment of assumed bank loans and bank overdrafts from Tramp Oil of $34.9 million.

Working capital at September 30, 2004 was $152.8 million, an increase of $46.6 million from working capital at December 31, 2003. Our gross accounts and notes receivable at September 30, 2004 amounted to $446.5 million, an increase of $243.9 million, as compared to the balance at December 31, 2003. At September 30, 2004, our allowance for bad debts of $11.7 million increased by $1.1 million from the balance at December 31, 2003. During the nine months ended September 30, 2004, we charged $2.8 million to the provision for bad debts and had charge-offs in excess of recoveries of $1.7 million. The increase in accounts and notes receivable was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil.

As of September 30, 2004, our inventory totaled $60.5 million, an increase of $37.6 million from our inventory balance at December 31, 2004. This increase was primarily due to changes in our fuel supply process and increased business activities in our aviation services segment, as well as the acquisition of Tramp Oil. Prepaid expenses and other current assets increased $18.3 million, to $38.0 million, primarily due to increases in the fair market value of our outstanding derivatives at September 30, 2004, prepaid fuel, prepaid insurance, and a higher VAT receivable balance, partially offset by a reduction in deferred tax assets. Net goodwill and identifiable intangible assets increased $13.8 million, to $51.8 million, due to the acquisition of Tramp Oil, partially offset by the amortization of our identifiable intangible assets.

Our other current liabilities increased $234.2 million, to $439.0 million, primarily due to increased business activities in our aviation and marine services segments as well as the acquisition of Tramp Oil. Long-term and short-term debt, in the aggregate, increased by $35.0 million, primarily due to net borrowings of $35.0 million under our syndicated revolving credit facility and increased deferred compensation accruals, partially offset by the repayment of our acquisition debt.

Stockholders’ equity amounted to $178.4 million at September 30, 2004, an increase of $30.0 million as compared to $148.4 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $19.8 million in earnings and the exercise of employee and non-employee director stock options of $10.5 million, which includes income tax benefit of $4.2 million, partially offset by the amortization of unearned deferred compensation and the declaration of dividends during the nine months ended September 30, 2004.

We believe that available funds from existing cash and cash equivalents, our syndicated revolving credit facility, and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional funds to respond to competitive pressures or market conditions, expand our product and service offerings, enter new markets or fund potential future acquisitions. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided by operating activities), the state of worldwide credit markets and our levels of outstanding debt. Accordingly, we cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our letters of credit and purchase and sale commitments and derivatives, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2003 to September 30, 2004. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2003 10-K Report.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2004, we had letters of credit outstanding of $31.6 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. For additional information on letters of credit, see Note 2 to the accompanying condensed consolidated financial statements included in this 10-Q Report.

Purchase and Sale Commitments and Derivatives

See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our purchase and sale commitments and derivatives.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we did not have any variable interest entities created after January 31, 2003.

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 5 in the Notes to the Consolidated Financial Statements of this report for additional information.

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

As part of our price risk management services, we offer to our marine and aviation services customers fixed fuel prices on future sales with, or without, physical delivery of fuel. Typically, we simultaneously enter into a commodity based derivative instrument with a counterparty to hedge our variable fuel price on related future purchases with, or without, physical delivery of fuel. The counterparties are major oil companies and derivative trading firms. Accordingly, we do not anticipate non-performance by such counterparties. Pursuant to these transactions, we are not affected by market price fluctuations since the contracts have the same terms and conditions except for the fee or spread earned by us. Performance risk under these contracts is considered a credit risk. This risk is minimized by dealing with customers meeting stricter credit criteria.

As of September 30, 2004, we had 23 outstanding swap contracts totaling approximately 212 thousand metric tons of marine fuel, expiring through June 1, 2007, and 3 outstanding swap contracts totaling 4.4 million gallons of aviation fuel, expiring through December 31, 2004. As of September 30, 2004, we have recorded our derivatives, which consisted of swap contracts to hedge fixed fuel prices on future sales to our customers with, or without, physical delivery of fuel, at their fair market value of $7.4 million. In the accompanying Condensed Consolidated Balance Sheets, such amount was included as Prepaid expenses and other current assets with an offsetting amount in Accrued expenses.

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, payments to our fuel suppliers are denominated in foreign currency. In addition, in certain markets, payments from some of our customers are also denominated in foreign currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities.

Our policy is to not use derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

As of September 30, 2004, we have evaluated the effectiveness of our disclosure controls and procedures, under the supervision and with the participation of our management, including our CEO, COO and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO, COO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were effective so that the information we are required to disclose in the reports which we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, COO and CFO, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1. Legal Proceedings

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the Plaintiffs are seeking contribution from the various Defendants toward the costs of remediating the site. In our Form 10-Q for the quarter ended June 30, 2004, we disclosed that World Fuel may be added as a defendant in this lawsuit.

Plaintiffs have alleged that World Fuel is a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claim that this transaction gives rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. The plaintiffs have alleged that Resource Technology Services Inc.’s equitable share of the clean-up costs exceeds $1.0 million.

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

As described in our 2003 10-K Report, under Part I, Item 3 – Legal Proceedings, we are also involved in other material legal proceedings. There has been no material development in those proceedings since the filing of our 10-K Report.

In addition to the matters described above and in our 2003 10-K Report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above and in our 2003 10-K Report, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

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

Date: November 9, 2004	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)