Form 10-K
period 2004-12-31
WORLD FUEL SERVICES CORP
filed 2005-03-31
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐.

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant was $572.0 million (computed by reference to the closing sale price as of March 24, 2005).

The registrant had 22,867,000 shares of common stock, par value $.01 per share, net of treasury stock, issued and outstanding as of March 24, 2005.

Documents incorporated by reference:

Part III – Specified Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Form 10-K reflects the restatement of our previously reported financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. The restatement reflects the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. The restatement is described in more detail in Note 2 to “Item 8 – Financial Statements and Supplementary Data.”

PART I

Item 1. Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K as “World Fuel,” “we,” “our” and “us.” We market fuel and related services to marine and aviation customers throughout the world. In our marine fuel services business, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation fuel services business, we offer aviation fuel and related services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign governments. We provide competitive prices, credit terms, fuel management and price risk management services, and single-supplier convenience. We also offer flight plans and weather reports to our corporate aviation customers.

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the calendar year ended December 31, 2002, presented in this Form 10-K for comparison, are unaudited. The 2002 calendar year results combined the audited results for the nine months ended December 31, 2002 and the unaudited results for the three months ended March 31, 2002.

The Company corrected its cutoff procedures to recognize revenues and sales related costs at the time fuel deliveries are made and related services are performed. The Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services. As a result, we have restated our previously reported financial statements for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2002. The restatement is described in more detail in Note 2 to “Item 8 – Financial Statements and Supplementary Data.”

Our executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our website is located at www.wfscorp.com. Our website and information contained on our website are not part of this Annual Report on Form 10-K and are not incorporated by reference in this Annual Report on Form 10-K. A copy of our latest Form 10-K, Form 10-Q, and other SEC filings can be obtained, free of charge, on our website. These SEC filings are added to the website as soon as reasonably practicable. In addition, our Code of Corporate Conduct and Ethics, Board of Directors’ committee charters, and Corporate Governance Principles are available on our website.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.

Our marine fuel services business is conducted from offices located in the United States, United Kingdom, Denmark, Norway, Russia, Germany, Costa Rica, Brazil, Chile, Argentina, Greece, Turkey, South Africa, China, South Korea, Singapore, Japan, Hong Kong, The Netherlands, and the United Arab Emirates. Our aviation fuel services business is conducted from offices located in the United States, United Kingdom, Russia, China, Singapore, Mexico, Brazil, Colombia and Costa Rica. See “Item 2 - Properties” for a list of principal offices by business segment and “Exhibit 21.1 - Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 9 to the accompanying consolidated financial statements included in this Form 10-K.

Forward-Looking Statements

This Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to subsidiaries or business segments within our company or to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	uninsured losses;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	adverse conditions in the shipping and aviation industries;

•	material disruptions in the availability or supply of oil;

•	changes in the market price of petroleum;

•	increased levels of competition;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our failure to comply with restrictions in our credit agreements;

•	increases in interest rates;

•	other risks, described below in “— Risk Factors” and from time to time in our other SEC filings.

We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.

Description of Business

Our principal business consists of providing marine fuel services to a broad base of international shipping companies and to the United States and foreign governments, and aviation fuel services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign governments. We currently employ 606 people worldwide, of which 218 are employed in our marine fuel services business, 267 are employed in our aviation fuel services business, and 121 are employed in corporate.

Marine Fuel Services

We market marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time charter operators, as well as to the United States and foreign governments. Marine fuel and related services are provided throughout most of the world under the following trade names: World Fuel, Trans-Tec, Bunkerfuels, Oil Shipping, Marine Energy, Norse Bunker, Casa Petro, and Tramp Oil.

Through our extensive network of strategically located sales offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. Our marine related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services because the cost of fuel is a major component of a vessel’s operating overhead.

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

In our marine operations, we primarily act as a reseller. When acting as a reseller, we purchase fuel from a supplier, mark it up, and resell the fuel to a customer. We extend unsecured credit to most of our customers. We also act as a broker and as a source of market information for the end user, negotiate the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedite the arrangements for the delivery of fuel. For this service, we are paid a commission from the supplier.

We purchase our marine fuel from suppliers worldwide. Our cost of fuel is generally tied to spot pricing, market-based formulas or is governmentally controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, when limited by amount of credit extended to us by suppliers or as required to transact business in certain countries.

Because we arrange to have fuel delivered by our suppliers directly to our customers, inventory is maintained only for competitive reasons and at minimum operating levels. Currently, inventory is maintained at two seaport locations in the United Kingdom. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including fueling of vessels in port and at sea, and transportation of fuel and fuel products.

During each of the periods presented in the accompanying consolidated statements of income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Aviation Fuel Services

We market aviation fuel and related services to passenger, cargo and charter airlines, as well as corporate customers and the United States and foreign governments. Our aviation related services include fuel management, price risk management, flight plans, weather reports, ground handling, and flight permits. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, Baseops, Airdata, PetroServicios de Mexico, and PetroServicios de Costa Rica.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to airlines and avoid doing business with airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This impacts the airlines’ working capital. We recognize that the extension of credit is a risk, but also a significant area of opportunity. Accordingly, we extend unsecured credit to most of our customers.

We purchase our aviation fuel from suppliers worldwide. Our cost of fuel is generally tied to market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, or as required to transact business in certain countries.

Outside of the United States, we do not maintain fuel inventory since we arrange to have the fuel delivered into our customers’ aircraft directly from our suppliers. In the United States, fuel is delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple airport locations in the United States for competitive reasons and inventory levels are kept at an operating minimum. Inventory is purchased at airport locations or shipped via pipelines. Inventory in pipelines is fully hedged against price risks. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products.

During each of the periods presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Risk Factors

Risks Related to Our Business

We extend unsecured credit to most of our customers and our business will be adversely affected if we are unable to collect accounts receivable.

We extend unsecured credit to most of our marine and aviation fuel customers. Our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers that exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We do not insure our receivables. Diversification of credit risk is limited because we sell primarily within the marine and aviation industries. In our marine fuel services segment, we have extended individual lines of credit of at least $6.0 million to 20 non-governmental customers, and seven of these customers have lines of credit ranging from $15.0 to $28.0 million (currently, our largest credit lines). In our aviation fuel services segment, we have extended lines of credit of at least $4.0 million to five non-governmental customers, and one of these customers has a credit line of $14.0 million.

Credit losses may be influenced by other factors, including deteriorating conditions in the world economy or in the shipping or aviation industries, political instability, terrorist activities and military action in our market areas. Any credit losses, if significant, would have a material adverse effect on our financial position and results of operations.

Business conducted outside of the United States subjects us to legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a significant source of our cash flows.

We conduct business in many foreign countries which subjects us to various political and other risks that are different from and in addition to those relating to conducting business in the United States, including:

•	enactment of laws prohibiting or restricting foreign business;

•	laws restricting us from repatriating profits earned from activities within the foreign country, including the payment of distributions;

•	exchange rate fluctuations;

•	terrorism, war or civil unrest.

Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations.

Our business and our customers’ businesses are subject to currency exchange risks.

The majority of our business transactions are denominated in U.S. dollars. However, in certain markets, primarily in Mexico, Colombia and the United Kingdom, payments to our fuel suppliers and from some of our customers are denominated in local currency. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

In addition, many of our customers are foreign customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid depreciation or devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This would in turn result in higher credit losses for us which would adversely affect our business.

Third parties who fail to provide services to us and our customers as agreed could harm our business

We use third parties to provide various services to our customers, including into-plane fueling at airports and fueling of vessels in port and at sea. The failure of these third parties to perform these services in accordance with the terms we have agreed with them and our customers could affect our relationships with our customers and subject us to claims and other liabilities which might have a material adverse effect on our business or our financial results.

We also use third parties to store our fuel inventory and to transport fuel. If these third parties become bankrupt or otherwise fail to meet their commitments to creditors, our fuel could be seized and applied against amounts owed to such creditors. This could cause both disruptions in our business and financial losses.

Fuel sold to our customers is purchased by us from various suppliers. If the fuel we purchase from our suppliers fails to meet the specifications we have agreed to supply to our customers, our relationship with our customers could be adversely affected and we could be subject to claims and other liabilities which could have a material adverse effect on our business or our financial results.

We are exposed to various risks in connection with the price risk management services we offer to our customers.

As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivatives products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. In connection with offering our customers these services, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into a commodity based derivative instrument with a counterparty on substantially the same terms and conditions as those entered into with our customer. Should we fail to adequately hedge the risks associated with offering these services, or should a customer or counterparty to a derivative instrument fail to honor its obligations under our agreements with them, we could sustain significant losses which could have a material adverse effect on our profitability and financial position. Also, the failure of our employees to comply with our policies and procedures concerning the administration of our price risk management services, for example by failing to hedge a specific financial risk, could subject us to significant financial losses which could have a material adverse effect on our business and financial condition.

Insurance coverage for some of our operations may be insufficient to cover losses.

We lack insurance coverage for various risks, including environmental claims. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. A significant uninsured claim would have a material adverse effect on our financial position and results of operations.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is dependent largely on the services of our senior management and professional team. If we are unable to retain the existing senior management and professional personnel, or to attract other qualified senior management and professional personnel, our businesses will be adversely affected.

The failure to effectively manage our rapid growth could have an adverse effect on our business.

We have rapidly expanded our operations in recent years and we intend to continue to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. If we are unable to manage our growth effectively, our business, financial condition, and results of operations will be adversely affected.

The integration of an acquired company may have an adverse effect on our operations.

Our business has grown, in part, as a result of our acquisition of other companies. On April 2, 2004, we acquired Tramp Oil and, since that time, we have been integrating this business with our existing operations. The integration of an acquisition typically involves a number of risks that may adversely affect our operations. These risks include diversion of management’s attention, difficulties in the integration of acquired operations and retention of personnel, entry into unfamiliar markets, unanticipated problems or legal liabilities, and tax and accounting issues. Furthermore, once we have integrated an acquired company, the business may not achieve the same levels of revenue or profitability as our other operations, or otherwise perform as expected.

We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically commercial or contractual claims that arise in the normal course of business including, without limitation, disputes with our suppliers and customers. Such proceedings and claims could have a material adverse effect on our profitability and consolidated financial position if decided adversely.

Risks Related to Our Industry

Adverse conditions in the shipping and aviation industries may have an adverse effect on our business.

Our business is focused on the marketing of fuel and fuel-related services to the shipping and aviation industries. Therefore, any adverse economic conditions in these industries may have an adverse effect on our business. In addition, any political instability, terrorist activity or military action that disrupts shipping or flight operations will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the airline and shipping industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

Material disruptions in the availability or supply of oil may adversely affect our business.

The success of our business depends on our ability to purchase, sell and deliver fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of oil.

Changes in the market price of petroleum may have a material adverse effect on our business.

Increases in fuel prices can adversely affect our customers’ businesses, and consequently increase our credit losses. Increases in fuel prices could also affect the credit limits extended to us by our suppliers, potentially affecting our liquidity and profitability. In addition, increases in oil prices will make it more difficult for our clients to operate and could reduce demand for our services. Conversely, a rapid decline in fuel prices could adversely affect our profitability because inventory purchased by us when fuel prices were high may have to be sold at lower prices.

Our business is subject to aggressive competition.

We are subject to aggressive competition in all areas of our business. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines and shipping companies. Our business could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies, or to provide less advantageous price and credit terms to us.

Our operations are subject to various environmental laws and regulations, the violation of which could result in liability, fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of fuel and fuel products. We also maintain fuel inventories at several locations. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, if there are releases of fuel and fuel products we own, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. We are also subject to possible claims by customers, employees and others who may be injured by a fuel spill, exposure to fuel, or other accidents. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We have exited several businesses that handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean-up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations

Risks Related to our Credit Facility.

Our failure to comply with the restrictions of our credit facility could adversely affect our operations.

We borrow money pursuant to a credit agreement that imposes certain operating and financial restrictions on us, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with obligations under the credit agreement, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive working capital advances and issue letters of credit, which could have a material adverse effect on our ability to operate our business.

Increases in interest rates and/or the failure of our interest rate protection arrangements to reduce our interest rate volatility may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

Almost all of our credit facility debt is subject to variable interest rates. On March 9, 2005, we entered into interest rate protection arrangements that, in effect, fix the rate of interest on $20.0 million of our debt at a weighted average interest rate of 5.45% per annum. The amount of debt covered by these arrangements may change depending on our working capital needs. An increase in interest rates and/or our failure to maintain adequate interest rate protection arrangements would increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness. At December 31, 2004, we had a total of $50.0 million of debt bearing a weighted average interest rate of approximately 4.27% per annum.

Regulation

The principal laws and regulations affecting our businesses are as follows:

Environmental Regulations. Our activities, including discontinued operations, are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, United States Federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants which present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Risk Factors,” above, and “Item 3 – Legal Proceedings.”

Taxes on Fuel. Our marine and aviation segments are affected by various taxes imposed on the purchase and sale of marine and aviation fuel products. These taxes include sales, excise, goods and services taxes (“GST”), value added taxes (“VAT”) and other taxes, and are collectively referred to as “transaction taxes.” The transaction taxes imposed on marine and aviation fuel purchasers and sellers are also subject to various full and partial exemptions. Subject to exemptions available at the time of the transaction, in general, we pay the appropriate transaction tax to the supplier or charge the appropriate transaction tax to the customer. We continuously review our compliance with U.S. and foreign laws that impose transaction taxes on our operations. However, in certain cases, we may be responsible for additional transaction taxes if the customer or we do not qualify for an exemption believed to be available at the time of purchase and/or sale.

Item 2. Properties

The following pages set forth our principal leased properties by segment as of March 24, 2005. We consider our properties and facilities to be suitable and adequate for our present needs.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
Corporate
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	March 2013

Marine Fuel Services
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	March 2013

Raritan Plaza III 101 Fieldcrest Avenue Suite 2B Edison, NJ 08837, USA	Administrative, operations and sales office	January 2010

2 Greenwich Office Park Greenwich, CT 06830, USA	Administrative, operations and sales office	December 2006

1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, USA	Administrative, operations and sales office	July 2008

238A Thompson Road #17-08 Novena Square Tower A, Singapore 307684	Administrative, operations and sales office	December 2006

9 F/L., Dongwon-Bldg., 128-27 Dangju - Dong, Chongno - Ku Seoul, 110-759 South Korea	Sales office	October 2007

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

(Continued)

Location	Principal Use	Lease Expiration
Marine Fuel Services
4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Sales office	March 2006

Yam Tze Commercial Building, Unit A, 18th Floor 23 Thompson Road Wanchai, Hong Kong	Administrative, operations and sales office	March 2006

Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Sales office	Month-to-month

The Foundry, 4th Floor, Unit 1, Cardiff Road Green Point, South Africa 8001	Sales office	August 2007

Al Mossa Tower 2, Suite 904 Sheikh Zayed Road, P.O. Box 24676 Dubai, United Arab Emirates	Sales office	March 2006

Westminster Tower 3 Albert Embankment London SE1 75P, United Kingdom	Administrative, operations and sales office	March 2010

Gammelbyved 2 Karise, Denmark 4653	Sales office	Month-to-month

Vasteland 6 3011 BK Rotterdam, Netherlands	Administrative, operations and sales office	Month-to-month

Niels Juels gate 11 B 0272 Oslo, Norway	Administrative, operations and sales office	February 2006

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Avenida Libertad 798, Suite 301 Vina del Mar, Chile	Sales office	September 2005

Tucuman 373 Pis 3, 1049 CF Buenos Aires, Argentina	Sales office	August 2005

No. 1 Pudong Avenue, Marine Tower, Room 1206 Shanghai, China 200120	Sales office	Month-to-month

Yener Sok, Ayaz Apr No. 123, D-3 Erenkoy, Istanbul Turkey	Sales office	Month-to-month

70 Shenton Way, #17-01A Marina House, Singapore 79118	Administrative, operations and sales office	November 2006

34 ap.3, Georgiy Dimitrov Str 236000 Kaliningrad, Russia	Sales office	December 2005

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

(Continued)

Location	Principal Use	Lease Expiration
Marine Fuel Services
Bremer, 2, D-28816 Stuhr Bremen, Germany	Sales office	May 2008

7 Priory Tech Park, Saxon Park, Saxon Way, Hessle, Hull East Yorkshire HU13 9PB, United Kingdom	Sales office	July 2015

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Aviation Fuel Services
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations, and sales office	March 2013

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	January 2006

4995 East Anderson Avenue Fresno, CA 93727, USA	Administrative, operations and sales office	Month-to-month

238A Thompson Road #17-08 Novena Square Tower A, Singapore 307684	Administrative, operations and sales office	December 2006

Kingfisher House, Northwood Park, Gatwick Road Crawley, West Sussex, RH10 2XN, United Kingdom	Administrative, operations and sales office	December 2007

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Avenida Fuerza Aérea Mexicana No. 465 Colonia Federal, 15700 México, D.F.	Administrative, operations and sales office	Month-to-month

Slavjanskaya Business Center, 8th Floor Europe Square 2, Moscow 121059, Russian Federation	Administrative, operations and sales office	January 2006

Calle 93B No. 11A-33, oficina 303 Bogota, Colombia	Administrative, operations and sales office	Month-to-month

Room 906, Building 113 Shaoyaojubeili, Chao Yang District Beijing, China	Administrative, operations and sales office	Month-to-month

Item 3. Legal Proceedings

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). Page Avjet Fuel Corporation, now known as PAFCO LLC (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising them of their potential liability for the clean-up costs of the contamination that is subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. In May 2001, we advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, no significant developments occurred during the year ended December 31, 2004. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the Plaintiffs are seeking contribution from the various Defendants toward the costs of remediating the site. Plaintiffs have alleged that World Fuel is a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claim that this transaction gives rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. The plaintiffs have alleged that Resource Technology Services Inc.’s share of the clean-up costs is $1.0 million.

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

We may not prevail in the legal proceedings described above and we cannot estimate our ultimate exposure if we do not prevail. A ruling against us in certain of the proceedings described above could have a material adverse effect on our financial condition and results of operations.

In addition to the matters described above, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. All references in this Form 10-K to number of shares and per share amounts reflect the stock split.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of March 24, 2005, there were 227 shareholders of record of our common stock, and the closing price of our stock on the NYSE was $26.39. The following table sets forth, for each quarter in 2004 and 2003, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
Year ended December 31, 2004
First quarter	$18.37	$16.34
Second quarter	22.66	19.00
Third quarter	22.60	16.95
Fourth quarter	24.90	16.90

Year ended December 31, 2003
First quarter	$10.52	$9.85
Second quarter	12.39	9.84
Third quarter	14.20	11.72
Fourth quarter	17.00	14.15

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2004 and 2003.

	Per Share Amount	Declaration Date	Record Date	Payment Date
Year ended December 31, 2004
First quarter	$0.0375	March 1, 2004	March 19, 2004	April 5, 2004
Second quarter	0.0375	June 1, 2004	June 18, 2004	July 6, 2004
Third quarter	0.0375	September 1, 2004	September 17, 2004	October 4, 2004
Fourth quarter	0.0375	December 1, 2004	December 17, 2004	January 4, 2005

Year ended December 31, 2003
First quarter	$0.0375	February 28, 2003	March 14, 2003	April 3, 2003
Second quarter	0.0375	June 2, 2003	June 20, 2003	July 3, 2003
Third quarter	0.0375	September 1, 2003	September 19, 2003	October 2, 2003
Fourth quarter	0.0375	December 1, 2003	December 19, 2003	January 2, 2004

Our credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the credit facility agreement. For additional information regarding our credit facility agreement, see Note 3 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On March 1, 2005, our Board of Directors approved a quarterly cash dividend of $0.0375 per share for 2005.

For information regarding our issuances of common stock, see Note 5 to the accompanying consolidated financial statements, included herein.

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our credit agreement. As of December 31, 2004, we are authorized to repurchase up to $6.0 million of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2004.

Item 6. Selected Financial Data

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

	For the Year ended December 31,			For the Nine Months ended December 31,	For the Year ended March 31,
	2004	2003	2002	2002	2002	2001
		Restated	Restated	Restated	Restated	Restated
			(Unaudited)
Consolidated Income Statement Data
Revenue	$5,654,373	$2,671,557	$1,904,365	$1,551,707	$1,369,392	$1,522,961
Cost of sales	(5,524,417)	(2,570,434)	(1,820,538)	(1,488,587)	(1,293,568)	(1,450,640)

Gross profit	129,956	101,123	83,827	63,120	75,824	72,321
Operating expenses	(92,980)	(73,781)	(63,800)	(49,109)	(54,830)	(57,672)

Income from operations	36,976	27,342	20,027	14,011	20,994	14,649
Other (expense) income, net	(1,448)	628	(1,926)	(2,030)	1,937	2,191

Income from continuing operations before income taxes	35,528	27,970	18,101	11,981	22,931	16,840
Provision for income taxes	(6,969)	(5,809)	(3,948)	(1,934)	(5,947)	(4,662)

Income from continuing operations	28,559	22,161	14,153	10,047	16,984	12,178
Discontinued operations, net of tax	—	—	—	—	—	(1,152)

Net income	$28,559	$22,161	$14,153	$10,047	$16,984	$11,026

Basic earnings (loss) per share:
Continuing operations	$1.29	$1.04	$0.68	$0.48	$0.82	$0.57
Discontinued operations	—	—	—	—	—	(0.05)

Net income	$1.29	$1.04	$0.68	$0.48	$0.82	$0.52

Basic Weighted average shares	22,104	21,234	20,898	20,936	20,762	21,288

Diluted earnings (loss) per share:
Continuing operations	$1.22	$0.99	$0.65	$0.46	$0.80	$0.57
Discontinued operations	—	—	—	—	—	(0.05)

Net income	$1.22	$0.99	$0.65	$0.46	$0.80	$0.52

Diluted weighted average shares	23,454	22,338	21,790	21,800	21,292	21,326

	As of December 31,				As of March 31,
	2004	2003	2002		2002	2001
		Restated	Restated		Restated	Restated
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$490,780	$243,612	$212,578		$161,054	$148,657
Total current assets	648,068	354,663	295,289		240,459	209,828
Goodwill	42,347	36,860	36,860		36,860	27,502
Identifiable intangible asset	7,486	1,104	1,472		1,748	—
Total assets	712,171	400,850	344,996		285,243	243,768
Total current liabilities	466,985	246,595	212,016		160,294	132,914
Total long-term liabilities	56,683	4,537	4,198		7,633	5,866
Total stockholders’ equity	188,503	149,718	128,782		117,316	104,988

NOTES TO SELECTED FINANCIAL DATA

We declared cash dividends of $0.15 per share for the years ended December 31, 2004 and 2003, $0.1125 per share for the nine months ended December 31, 2002, $0.20 per share for the year ended March 31, 2002, and $0.10 per share of common stock for the year ended March 31, 2001. Included in the cash dividend for the year ended March 31, 2002 was a special cash dividend of $0.05 per share of common stock declared in May 2001.

Pursuant to various treasury stock repurchase programs, we repurchased approximately 252 thousand shares for an aggregate cost of $2.0 million in February 2002, approximately 266 thousand shares at an aggregate cost of $1.3 million from September 2001 to October 2001, and approximately 1.2 million shares for an aggregate cost of $4.4 million from April 2000 to March 2001.

We acquired the Norse Bunker A.S. in February 2001, the Marine Energy group of companies in April 2001, the Oil Shipping group of companies in January 2002, and Tramp Oil in April 2004. These acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO, a company engaged in the sale of aviation fuel and related services. From January 1, 2001 to December 31, 2003, we used the equity method of accounting to record our share of the earnings and losses of this joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the Financial Accounting Standard Board Interpretation No. 46 (“FIN No. 46”), we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. See Note 7 to the accompanying consolidated financial statements, included herein, for additional information.

During the year ended March 31, 2001, we recorded an after-tax charge of $656 thousand relating to amounts due to us from the February 2000 sale of our oil recycling segment to EarthCare Company (“EarthCare”) and additional income taxes of $496 thousand associated with the discontinued operations based on the actual income tax returns filed. For additional information, see Note 2 to the accompanying consolidated financial statements included herein.

Included in Other income (expense), net for the nine months and year ended December 31, 2002 was a charge of $1.6 million in connection with the settlement of the remaining balance due on the sale of our oil recycling segment to EarthCare.

In connection with the amortization of the Unearned deferred compensation for restricted common stock and stock options granted to employees and non-employee directors over the minimum vesting period of each individual award, we recorded total compensation cost, which was included in Operating expenses, of $1.7 million, $925 thousand and $506 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, $363 thousand for the nine months ended December 31, 2002 and $182 thousand for the year ended March 31, 2001. The remaining Unearned deferred compensation was $4.4 million, $2.8 million and $1.9 million at December 31, 2004, 2003 and 2002, respectively, and $116 thousand at March 31, 2002.

Included in Operating expenses were executive severance charges of $4.5 million relating to the termination of employment of our former Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and two other executives during the nine months and year ended December 31, 2002.

An insurance settlement recovery of $1.0 million relating to a product theft off the coast of Nigeria was included in Other income (expense), net for the year ended March 31, 2002. We had recorded a product theft charge of $3.1 million for the year ended March 31, 2000.

Effective April 2001, we elected to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which among other provisions, states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142.

For the year ended March 31, 2001, an executive severance charge of $3.5 million relating to the termination of the employment of our former Chief Executive Officer was included in Operating expenses.

(Continued)

NOTES TO SELECTED FINANCIAL DATA

(Continued)

The restatement of the financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002 reflect the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. The financial information for the year ended March 31, 2001 has been adjusted to reflect the change in our cut-off procedures based on our books and records. The following table set forth the impact of the restatements for the periods presented (in thousands, except earnings per share data):

	For the Year ended December 31,				For the Nine Months ended ended December 31,
	2003	2003	2002	2002	2002	2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
			(Unaudited)	(Unaudited)
Consolidated Statement of Income
Revenue	$2,661,790	$2,677,557	$1,898,181	$1,904,365	$1,546,897	$1,551,707
Cost of sales	(2,561,082)	(2,570,434)	(1,814,114)	(1,820,538)	(1,483,976)	(1,488,587)
Gross profit	100,708	101,123	84,067	83,827	62,921	63,120
Operating expenses	(73,718)	(73,781)	(63,898)	(63,800)	(49,135)	(49,109)
Income from operations	26,990	27,342	20,169	20,027	13,786	14,011
Income from continuing operations before income taxes	27,618	27,970	18,243	18,101	11,756	11,981
Provision for income taxes	(5,744)	(5,809)	(3,898)	(3,948)	(1,884)	(1,934)
Net income	$21,874	$22,161	$14,345	$14,153	$9,872	$10,047
Basic earnings per share from continuing operations	$1.03	$1.04	$0.69	$0.68	$0.47	$0.48
Diluted earnings per share from continuing operations	$0.98	$0.99	$0.66	$0.65	$0.45	$0.46

	As of December 31,
	2003	2003	2002	2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheet
Accounts and notes receivable, net	$192,119	$243,612	$177,360	$212,578
Total current assets	305,888	354,663	261,285	295,289
Total assets	352,075	400,850	310,992	344,996
Total current liabilities	199,159	246,595	179,064	212,016
Total stockholders’ equity	148,379	149,718	127,730	128,782

(Continued)

NOTES TO SELECTED FINANCIAL DATA

(Continued)

	For the Year ended March 31,
	2002	2002	2001	2001
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income
Revenue	$1,365,065	$1,369,392	$1,529,242	$1,522,961
Cost of sales	(1,288,891)	(1,293,568)	(1,457,500)	(1,450,640)
Gross profit	76,174	75,824	71,742	72,321
Operating expenses	(54,885)	(54,830)	(57,590)	(57,672)
Income from operations	21,289	20,994	14,152	14,649
Income from continuing operations before income taxes	23,226	22,931	16,343	16,840
Provision for income taxes	(5,991)	(5,947)	(4,557)	(4,662)
Net income	$17,235	$16,984	$10,634	$11,026
Basic earnings per share from continuing operations	$0.83	$0.82	$0.55	$0.57
Diluted earnings per share from continuing operations	$0.81	$0.80	$0.55	$0.57

	As of March 31,
	2002	2002	2001	2001
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheet
Accounts and notes receivable, net	$132,586	$161,054	$125,863	$148,657
Total current assets	213,109	240,459	188,225	209,828
Total assets	257,893	285,243	222,165	243,768
Total current liabilities	133,821	160,294	112,439	132,914
Total stockholders’ equity	116,439	117,316	103,860	104,988

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 - Selected Financial Data,” and with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1 – Business – Risk Factors.”

Overview

We market fuel and related services to marine and aviation customers throughout the world. In our marine fuel services business, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation fuel services business, we offer aviation fuel and related services to passenger, cargo and charter airlines, as well as to corporate customers and the United States and foreign governments. We provide competitive prices, credit terms, fuel management and price risk management services, and single-supplier convenience. We also offer flight plans and weather reports to our corporate aviation customers.

In our marine fuel services business, we purchase and resell fuel, and act as brokers for others. Profit from our marine fuel services business is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on fuel resales. Our profitability also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts. Profit from our aviation fuel services business is directly related to the volume and the gross profit achieved on fuel sales, as well as our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts. We do not act as brokers for our aviation fuel services business.

In January 2002 and April 2004, we acquired the operations of the Oil Shipping group of companies and Tramp Oil, respectively. These acquisitions form part of our worldwide marine fuel services business and were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. From January 1, 2001 to December 31, 2003, we used the equity method of accounting to record our share of the earnings and losses of this aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from this aviation joint venture. Effective January 1, 2004, with the implementation of FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Restatement

We have restated our previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. The restatement reflects the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 9 to the accompanying consolidated financial statements included in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed.

Accounts and Notes Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $490.8 million and $243.6 million, net of allowance for bad debts of $11.3 million and $10.5 million, as of December 31, 2004 and 2003, respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at December 31, 2004. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past, since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our Accounts and notes receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of this Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the PAFCO aviation joint venture. The identifiable intangible assets for customer relations existing at the date the acquisitions were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. We recorded amortization of our identifiable intangible assets of $1.2 million for the year ended December 31, 2004, $368 thousand for the years ended December 31, 2003 and 2002, and $276 thousand for the nine months ended December 31, 2002.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

For the Year ending December 31,
2005	$1,448
2006	1,448
2007	1,080
2008	1,080
2009	1,080
Thereafter	1,350

$7,486

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2004, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of December 31, 2004, we have not recorded a valuation allowance.

Results of Operations

Overview

Our profitability improved in 2004 due to increases both in metric tons of fuel sold in marine and in gallons of fuel sold in aviation, and a decrease in the provision for bad debts. Earnings were adversely affected by decreases in both the gross profit per metric ton sold in marine and gross profit per gallon sold in aviation, by increases in salaries and wages and in other operating expenses, and by the effect of non-operating expenses recorded in 2004 versus non-operating income recorded in 2003.

The increase in marine business volume in 2004 was primarily due to the Tramp Oil acquisition and additional sales to new and existing customers. The decrease in gross profit per metric ton sold in marine in 2004 reflects sustained high marine fuel prices, competitive pressures, and the acquisition of lower margin business from Tramp Oil. The increase in sales volume and the decrease in gross profit per gallon in the aviation business in 2004 were primarily due to growth in our fuel management business, which is a higher credit quality, lower margin business, as well as new commercial business. The decrease in the provision for bad debts in 2004 was primarily due to a shift of business in favor of higher credit quality, high volume commercial business as well as the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy. The increases in salaries and wages and other operating expenses in 2004 were due to the additional operating costs of Tramp Oil as well as higher overall operating costs associated with increased business activities. Negative changes in non-operating items in 2004 were primarily due to the recognition of exchange losses relating to the conversion into US dollars of foreign currencies acquired in connection with the Tramp Oil acquisition and higher interest expense associated with borrowings under our revolving credit facility.

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

Year ended December 31, 2004 compared to Year ended December 31, 2003

Revenue. Our revenue for the year ended December 31, 2004 was $5.65 billion, an increase of $2.98 billion, as compared to revenue of $2.67 billion for the year ended December 31, 2003. Our revenue increase was primarily due to increases in business volume in marine and aviation. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Year ended December 31,
	2004	2003
		Restated
Marine fuel services	$3,031,474	$1,644,598
Aviation fuel services	2,622,899	1,026,959

Total	$5,654,373	$2,671,557

Our marine fuel services segment contributed $3.03 billion in revenue for the year ended December 31, 2004, an increase of $1.39 billion, or 84.3%, over the prior year. Of the total increase in marine revenue, $1.25 billion pertained to increased business volume, primarily due to the acquisition of Tramp Oil, as well as additional sales to new and existing customers. The remaining revenue increase of $134.4 million was due to a 6.8% increase in the average price per metric ton sold. Our aviation fuel services segment contributed $2.62 billion in revenue for the year ended December 31, 2004, an increase of $1.59 billion over the prior year. Increased volume in aviation contributed $970.0 million of the total increase in aviation revenue, with the remaining revenue increase of $626.0 million pertaining to a 30.4% increase in the average price per gallon sold. The increase in aviation sales volume was largely due to the growth in our fuel management business, new commercial business, and the consolidation of PAFCO, our aviation joint venture with Signature. See Note 7 to the accompanying consolidated financial statements included in this Form 10-K for additional information.

Gross Profit. Our gross profit of $130.0 million for the year ended December 31, 2004 increased $28.8 million, or 28.5%, as compared to the prior year. Our gross margin decreased from 3.8% for the year ended December 31, 2003, to 2.3% for the year ended December 31, 2004. Our marine fuel services gross margin of 2.1% decreased from 3.0% in the prior year. However, our gross profit in the marine fuel services segment increased $14.4 million, or 29.5%, due to increased business volume, partially offset by a lower gross profit per metric ton sold. Our marine segment gross profit was also reduced due to a write-down in the fourth quarter of 2004 of fuel inventory associated with our exit from the Panamanian market, a market area we acquired as part of the Tramp Oil transaction. The decrease in gross profit per metric ton sold in marine reflects competitive pressures. Our gross profit in the aviation fuel services business increased $14.4 million, or 27.6%, while our aviation fuel services gross margin decreased to 2.5% for the year ended December 31, 2004, as compared to 5.1% for the prior year. The increase in our gross profit in the aviation fuel services segment was primarily due to increased business volume. The decrease in aviation gross margin reflects the business volume growth in our lower margin fuel management business.

Operating Expenses. Total operating expenses for the year ended December 31, 2004 were $93.0 million, as compared to $73.8 million for the year ended December 31, 2003. The increase in operating expenses of $19.2 million, or 26.0%, was due to increases in salaries and wages of $13.0 million and in other operating expenses of $8.1 million, partially offset by a decrease in provision for bad debts of $1.9 million. The overall increase in operating expenses for 2004 reflects the additional operating expenses of Tramp Oil and the overall higher operating costs associated with increased business activities. The increase in salaries and wages was primarily due to new hires, the additional employees from Tramp Oil, and higher performance based incentive compensation. The increase in other operating expenses was primarily the result of the additional other operating expenses of Tramp Oil, higher business travel, in part due to the acquisition and integration of Tramp Oil, and higher professional fees, insurance, payroll taxes and credit facility loan and letters of credit fees. The decrease in the provision for bad debts for 2004 was primarily due to a shift of business in favor of higher credit quality, high volume commercial business, and market condition improvement of our marine customers as well as the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy.

Operating Income. Our income from operations for the year ended December 31, 2004 was $37.0 million, an increase of $9.6 million, or 35.2%, as compared to income from operations for the year ended December 31, 2003. Income from operations during these periods by segment was as follows (in thousands):

	For the Year ended December 31,
	2004	2003
		Restated
Marine fuel services	$23,150	$18,476
Aviation fuel services	29,093	21,970

	52,243	40,446
Corporate overhead	(15,267)	(13,104)

Total	$36,976	$27,342

The marine fuel services segment earned $23.2 million in income from operations for the year ended December 31, 2004, an increase of $4.7 million, or 25.3%, as compared to the prior year. This increase reflects the 29.5% growth in gross profit, partially offset by higher operating expenses. The aviation fuel services segment’s income from operations was $29.1 million for the year ended December 31, 2004, an increase of $7.1 million, or 32.4%, as compared to the prior year. This improvement was due to the 27.6% increase in gross profit, partially offset by increased operating expenses. Corporate overhead costs not charged to the business segments totaled $15.3 million for the year ended December 31, 2004, as compared to $13.1 million during the prior year. For explanations of the increases in operating expenses for the year ended December 31, 2004 as compared to the prior year, see the above discussion on operating expenses.

Other Income (Expense). During the year ended December 31, 2004, we reported $1.4 million in other expense, net, as compared to other income, net, of $628 thousand for the prior year. This $2.1 million variance was primarily due to the recognition of exchange losses relating to conversion into U.S. dollars of foreign currencies acquired in connection with the Tramp Oil acquisition, increased interest expense due to borrowings on our revolving credit facility for working capital, and the effect of the consolidation of our PAFCO aviation joint venture.

Taxes. For the year ended December 31, 2004, our effective tax rate was 19.6%, for an income tax provision of $7.0 million, as compared to 20.8% and an income tax provision of $5.8 million for the year ended December 31, 2003. The lower tax rate resulted primarily from increased operating income in low tax foreign jurisdictions.

Net Income and Diluted Earnings per Share. Net income and diluted earnings per share for the year ended December 31, 2004 were $28.6 million and $1.22, respectively, as compared to $22.2 million and $0.99 during the prior year. Included in the results for the year ended December 31, 2004 was a charge of $824 thousand, or $0.04 per basic and diluted share, relating to the inventory write-down in the fourth quarter of 2004 associated with our exit from the Panamanian market, net of reduced performance based compensation and taxes.

Year ended December 31, 2003 compared to Year ended December 31, 2002 (unaudited)

Revenue. Our revenue for the year ended December 31, 2003 was $2.67 billion, an increase of $767.2 million, or 40.3%, as compared to revenue of $1.90 billion for the year ended December 31, 2002. Our revenue increase was mainly due to increases in both business volume and fuel sale prices, related to higher world oil prices. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Year ended December 31,
	2003	2002
	Restated	Restated
		Unaudited
Marine fuel services	$1,644,598	$1,287,417
Aviation fuel services	1,026,959	616,948

Total	$2,671,557	$1,904,365

Our marine fuel services segment contributed $1.64 billion in revenue for the year ended December 31, 2003, an increase of $357.2 million, or 27.7%, over the prior year. The increase in revenue was primarily due to a 19.0% increase in the average price per metric ton sold and an 8.1% increase in the volume of metric tons sold. Our aviation fuel services segment contributed $1.03 billion in revenue for the year ended December 31, 2003, an increase of $410.0 million, or 66.5%, over the prior year. The increase in revenue was due to a 55.3% increase in the volume of gallons sold and a 7.2% increase in the average price per gallon sold. The significant increase in aviation sales volume was due to new commercial and government business as well as increases in wholesale activities and fuel management business.

Gross Profit. Our gross profit of $101.1 million for the year ended December 31, 2003 increased $17.3 million, or 20.6%, as compared to the prior year. On the other hand, our gross margin decreased from 4.4% for the year ended December 31, 2002, to 3.8% for the year ended December 31, 2003. Our marine fuel services gross margin increased to 3.0% from 2.9% in the prior year, however, our gross profit in the marine fuel services segment increased $11.1 million due to increases in our average gross profit per metric ton sold and brokered of 26.8% and 4.3%, respectively. The increase in our gross profit per metric ton in marine was primarily due to better pricing. Our gross profit in the aviation fuel services business increased $6.2 million while our aviation fuel services gross margin decreased to 5.1% for the year ended December 31, 2003, as compared to 7.5% for the prior year. The increase in our gross profit in the aviation fuel services segment was primarily due to increased business volume. The decrease in aviation fuel services gross margin reflects increases in our wholesale and fuel management business, which are higher quality, lower margin businesses.

Operating Expenses. Total operating expenses for the year ended December 31, 2003 were $73.8 million, as compared to $63.8 million for the year ended December 31, 2002. Included in operating expenses for the year ended December 31, 2002 were executive severance charges totaling $4.5 million, of which $3.7 million related to our former Chairman and Chief Executive Officer and the remaining amounts were for our former Chief Financial Officer, Chief Information Officer, and two other executives. Excluding the 2002 executive severance charges, the increase in operating expenses of $14.5 million related to all three categories of expenses: salaries and wages, provision for bad debts, and other operating expenses. The $7.4 million increase in salaries and wages was due to new employees to support our business process improvements and continued business expansion, the front-end cost of some business process improvement initiatives, and payments and accruals for performance based incentive compensation payouts. Incentive compensation accounted for the largest part of the increase in salaries and wages. The increase in provision for bad debts of $3.4 million primarily resulted from the recording of additional general allowance for bad debts for estimated credit losses as well as reserve for two bankrupt international airlines. The $3.7 million increase in other operating expenses was also primarily related to our business process improvements and continued business expansion, as well as to higher overall operating costs primarily relating to increases in insurance cost, office rent, depreciation and amortization expenses, travel and entertainment expenses, and independent directors’ cash compensation and non-cash compensation related to stock-based awards, which was mostly related to the amortization of the fair value of the stock options granted over the applicable one year vesting period.

Operating Income. Our income from operations for the year ended December 31, 2003 was $27.3 million, as compared to $20.0 million for the year ended December 31, 2002. Income from operations during these periods by segment was as follows (in thousands):

	For the Year ended December 31,
	2003	2002
	Restated	Restated
		Unaudited
Marine fuel services	$18,476	$13,366
Aviation fuel services	21,970	18,962

	40,446	32,328
Corporate overhead	(13,104)	(12,301)

Total	$27,342	$20,027

The marine fuel services segment earned $18.5 million in income from operations for the year ended December 31, 2003, an increase of $5.1 million, or 38.2%, as compared to the prior year. This increase resulted primarily from a 29.3% increase in gross profit, partially offset by higher operating expenses. The aviation fuel services segment’s income from operations was $22.0 million for the year ended December 31, 2003, an increase of $3.0 million, or 15.9%, as compared to the prior year. This improvement was due to a 13.5% increase in gross profit, partially offset by an increased provision for bad debts and other operating expenses. Corporate overhead costs not charged to the business segments totaled $13.1 million for the year ended December 31, 2003, as compared to $12.3 million during the prior year. For explanations of the increases in operating expenses for the year ended December 31, 2003 as compared to the prior year, see the above discussion on operating expenses.

Other Income (Expense). During the year ended December 31, 2003, we reported $628 thousand in other income, net, as compared to other expense, net, of $1.9 million for the prior year. Included in other expense, net, for the year ended December 31, 2002, was a $1.6 million charge in connection with the settlement of the remaining balance due on the sale of our oil recycling segment. The remaining positive variance of $977 thousand was mainly related to lower net unrealized foreign currency losses and the recognition of net realized foreign exchange gains for 2003 as opposed to net foreign exchange losses for 2002. Unrealized foreign currency translation losses and gains resulted from the translation of monetary assets and liabilities of our foreign entities at the prevailing exchange rates at year-end.

Taxes. For the year ended December 31, 2003, our effective tax rate was 20.8%, for an income tax provision of $5.8 million, as compared to 21.8% and an income tax provision of $3.9 million for the year ended December 31, 2002. Netted with the income tax provision for the year ended December 31, 2002 were income tax benefits totaling $2.3 million related to the 2002 executive severance charges and the 2002 settlement charge in connection with the settlement of the remaining balance due on the sale of our oil recycling segment to EarthCare.

Net Income and Diluted Earnings per Share. Net income and diluted earnings per share for the year ended December 31, 2003 were $22.2 million and $0.99, respectively, as compared to $14.2 million and $0.65 during the prior year. Included in the results for the year ended December 31, 2002 were two after-tax charges totaling $3.7 million, or $0.17 per diluted share, of which $2.8 million, or $0.13 per diluted share, related to executive severance, and $970 thousand, or $0.04 per diluted share, related to the settlement of the remaining balance due from the sale of our oil recycling segment.

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

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. We have a syndicated revolving credit facility that permits borrowings of up to $150.0 million with a sublimit of $60.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of December 31, 2004, our outstanding borrowings under the revolving credit facility totaled $50.0 million and our issued letters of credit totaled $28.4 million. The credit agreement relating to the revolving credit facility imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all material obligations under the credit agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our syndicated revolving credit facility. As of December 31, 2004, we had outstanding letters of credit of $8.6 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our $150.0 million syndicated revolving credit facility. As of December 31, 2004, we had $64.2 million of cash and cash equivalents as compared to $76.3 million of cash and cash equivalents at December 31, 2003. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash used in continuing operating activities totaled $28.8 million for the year ended December 31, 2004 versus net cash provided by continuing operating activities of $26.7 million for the year ended December 31, 2003. This $55.5 million variance was primarily due to net changes in operating assets and liabilities as a result of increased business activities and higher fuel prices in both our aviation and marine segments.

During the year ended December 31, 2004, net cash provided by investing activities was $1.2 million versus net cash used in investing activities of $3.3 million for the year ended December 31, 2003. This $4.5 million variance resulted from a reduction in capital expenditures of $869 thousand and net cash received as a result of the acquisition of Tramp Oil. See the consolidated statements of cash flows and Note 1 to the accompanying consolidated financial statements, included herein, for additional information.

For the year ended December 31, 2004, net cash provided by financing activities was $15.5 million versus net cash used in financing activities of $5.0 million for the year ended December 31, 2003. This $20.5 million variance was primarily due to net borrowings under our revolving credit facility of $50.0 in 2004 and an increase in the proceeds from exercises of stock options of $5.6 million, offset by the repayment of assumed bank loans and bank overdrafts from Tramp Oil of $35.3 million.

Working capital at December 31, 2004 was $181.1 million, representing an increase of $73.0 million from working capital at December 31, 2003. Our accounts and notes receivable, at December 31, 2004, excluding the allowance for bad debts, amounted to $502.1 million as compared to $254.2 million at December 31, 2003. This $247.9 million increase in accounts and notes receivable was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil. At December 31, 2004, the allowance for bad debts of $11.3 million increased by $739 thousand from the balance at December 31, 2003. During the year ended December 31, 2004, we charged $4.3 million to the provision for bad debts, as compared to $6.3 million for the year ended December 31, 2003. The decrease in the provision for bad debts reflects the shift of our business in favor of higher credit quality, high volume commercial accounts. We had charge-offs in excess of recoveries of $3.6 million for the year ended December 31, 2004, as compared to $6.9 million for the year ended December 31, 2003. The decrease in the charge-offs in excess of recoveries was primarily related to the write-off of receivables from two bankrupt international airlines in 2003. For the year ended December 31, 2004, our Days Sales Outstanding (DSO) was 24 days versus 33 days for the year ended December 31, 2003.

Inventories of $40.9 million, at December 31, 2004, increased $26.1 million from December 31, 2003. This increase was primarily due to changes in our fuel supply process and increased business activities in our aviation services segment, as well as the acquisition of Tramp Oil. As of December 31, 2004, prepaid expenses and other current assets increased $32.3 million primarily due to the acquisition of Tramp Oil, increased business activities, and increased mark-to-market of our outstanding derivatives at year-end.

Our current liabilities, other than short-term debt, increased $220.9 million primarily due to increased business activities in our marine and aviation segments as well as the acquisition of Tramp Oil. Long-term and short-term debt increased by $48.0 million, primarily due to net borrowings of $50.0 million under our syndicated revolving credit facility, partially offset by the repayment of our acquisition debts.

Stockholders’ equity amounted to $188.5 million at December 31, 2004, as compared to $149.7 million at December 31, 2003. The increase in stockholders’ equity was mainly due to $28.6 million in earnings, $11.1 million from the exercise of stock options, and $1.7 million in amortization of unearned deferred compensation, partially offset by the declaration of dividends of $3.4 million during the year ended December 31, 2004.

We believe that available funds from existing cash and cash equivalents and our credit facility, together with cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. We cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our significant contractual obligations, commercial commitments, and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations, commitments, and off-balance sheet arrangements, see Notes 3 and 6 in the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

Long-term Debt

As of December 31, 2004, our long-term debt consists of $50.0 million in outstanding borrowings under our credit facility and a note payable balance of $467 thousand issued in connection with an acquired business.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2004, we had letters of credit outstanding of $37.0 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2004, we had approximately $19.3 million in outstanding bonds.

Lease Commitments

As of December 31, 2004, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year ending December 31,
2005	$2,210
2006	2,181
2007	1,596
2008	1,366
2009	591
Thereafter	3,024

$10,968

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2004, we had no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Derivatives

See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-K, for a discussion of our sale commitments and derivatives.

Employment Agreements

Our Chairman and Chief Executive Officer (“CEO”) and our President and Chief Operating Officer (“COO”) are employed pursuant to employment agreements which, among other provisions, provide for an individual base salary of $525 thousand, an employment term that expires in July 2007, and termination severance benefits. Pursuant to these employment agreements, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the years ended December 31, 2004 and 2003, our CEO and COO each earned an annual bonus equal to 200% of base salary. For the nine months ended December 31, 2002, our CEO and COO each earned and received a prorated annual bonus equal to 100% of base salary.

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

We have also entered into employment agreements with certain of our other executive officers and key employees. These agreements provide for minimum salary levels, and, in most cases, bonuses which are payable if specified performance goals are attained. Some executive officers and key employees are also entitled to severance benefits upon termination or non-renewal of their contracts under certain circumstances.

As of December 31, 2004, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year ending December 31,
2005	$11,113
2006	9,541
2007	3,993
2008	474
2009	306

$25,427

Recent Accounting Pronouncements

Variable Interest Entities

The Financial Accounting Standard Board (“FASB”) issued Interpretation FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We adopted the requirements of FIN No. 46 as of January 1, 2004. The effects of adoption were not significant. For additional information, see Note 7 in the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K.

Inventory Costs

The FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs — an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Stock-Based Compensation

The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the pro forma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described in Significant Accounting Policies – Stock-Based Compensation in Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” for all employee awards issued after April 2002. The revised statement is effective at the beginning of the first annual or interim period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings in its fiscal year ending December 31, 2005.

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $111.1 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $111.1 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in the form of swaps and futures in order to mitigate the risk of market price fluctuations in marine and aviation fuel. All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge, changes in the fair value of the derivative are recognized currently in earnings. If the derivative qualifies for hedge accounting, changes in the fair value of the derivative are either recognized in income along with the corresponding change in fair value of the item being hedged for fair-value hedges or deferred in other comprehensive income (“OCI”) to the extent the hedge is effective for cash flow hedges. To qualify for hedge accounting, the derivative must qualify as either a fair-value or cash flow hedge.

The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. We measure hedge effectiveness on a quarterly basis. For the periods reported, such ineffectiveness has been immaterial. Hedge accounting is discontinued prospectively if and when a hedging instrument becomes ineffective. We assess hedge effectiveness based on total changes in the fair value of our derivative instruments. Gains and losses deferred in accumulated OCI related to cash flow hedge derivatives that become ineffective remain unchanged until the related fuel is delivered. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective. The balance in the fair value hedge adjustment account is recognized in income when the hedged item is sold. If we determine that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the related hedging instrument are recognized in earnings immediately.

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in revenues and expenses in the period that the item is sold. Gains and losses on hedging instruments which represent hedge ineffectiveness and gains and losses on derivative instruments which do not qualify for hedge accounting are included in revenue in the period which they occur. The resulting cash flows are reported as cash flows from operating activities.

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory.

Cash Flow Hedges

As of December 31, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of December 31, 2004, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory. Changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets.

Non-designated Derivatives

As of December 31, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of December 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations (in thousands):

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Amount		Average Underlying Prices	Fair Value Asset (Liability)
			Marine (metric tons)	Aviation (gallons)
(In thousands)
2005	Swap Sales commitments Sales commitments Swap Swap Swap Swap Swap Swap Swap Swap Swap Futures Futures	Cash flow Cash flow Cash flow Cash flow Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Fair value Fair value	75,000 75,000 114,840 114,840 70,040 70,040 151,824 151,824	37,186,210 37,186,210 36,114,000 36,114,000 4,662,000 210,000	$157.13 170.19 161.91 162.49 165.98 168.16 182.35 181.07 141.99 142.88 140.39 138.76 125.26 123.06	$755 (755 1,341 (1,341 1,245 (1,245 2,738 (2,738 625 (625 2,810 (2,810 125 (3	) ) ) ) ) ) )

2006	Swap Swap Swap Swap	Non-designated Non-designated Non-designated Non-designated	7,200 7,200 24,000 24,000		152.40 152.70 159.00 158.00	80 (80 468 (468	) )

2007	Swap Swap	Non-designated Non-designated	2,500 2,500		147.32 147.75	40 (40)

$122

Our policy is to not use fuel related derivative financial instruments for speculative purposes. For additional information, see “Derivatives” in Note 1 to the consolidated financial statements and “Risk Factors” in Item 1 included herein.

We conduct the vast majority of our business transactions in U.S. dollars. However, in certain markets, such as Mexico, Colombia and the United Kingdom, payments to some of our fuel suppliers and receipts from some of our customers are denominated in local currency. This subjects us to foreign currency exchange risk, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from currency exchange rate fluctuations through our regular operating and financing activities. See “Risk Factors” in Item 1 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 31, 2005, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no disagreements with accountants on any matter of accounting principles, accounting practices, or financial statement disclosure which have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statement.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses:

As of December 31, 2004, the Company did not maintain effective controls over the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the Company was recognizing revenue and cost of sales when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services rather than at the time fuel deliveries were made and related services were performed as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, the quarterly information for the four quarters in the year ended December 31, 2003, the quarterly information for the first three quarters in the year ended December 31, 2004, and audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenue and cost of sales that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the quarterly information for the four quarters in the year ended December 31, 2003, the quarterly information for the first three quarters in the year ended December 31, 2004, and an adjustment to the fourth quarter 2004 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control - Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 35 and 36 of this 2004 Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Election of Directors,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Board of Directors - Compensation of Directors” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Compensation of Executive Officers – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Ratification of Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	35

(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003.	37

(iii)	Consolidated Statements of Income for the Years ended December 31, 2004 and 2003, the Nine Months ended December 31, 2002 and the Year ended December 31, 2002 (unaudited).	38

(iv)	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004 and 2003, and the Nine Months ended December 31, 2002.	39

(v)	Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and 2003, the Nine Months ended December 31, 2002 and the Year ended December 31, 2002 (unaudited).	40

(vi)	Notes to the Consolidated Financial Statements.	43

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

4.1	1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

4.2	1993 Non-Employee Directors Stock Option Plan is incorporated by reference to our Schedule 14A filed June 28, 1994.

4.3	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed July 18, 1997.

4.4	2001 Omnibus Plan, amended and restated, as of October 26, 2004.

Exhibit No.	Description
10.1	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.2	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Employment Agreement, dated as of January 13, 2005, with Mr. Robert S. Tocci, Executive Vice President and Chief Financial Officer, is incorporated by reference to our Current Report on Form 8-K filed January 18, 2005.

10.6	Employment Agreement, dated as of September 1, 2002, with Mr. Francis X. Shea, Executive Vice President and Chief Risk and Administrative Officer.

10.7	Employment Agreement, dated as of July 1, 2002, with Mr. Michael S. Clementi, President and Chief Operating Officer of the Aviation Division.

10.8	2003 Executive Incentive Plan is incorporated by reference to our Schedule 14A filed April 23, 2004.

10.9	Acquisition Agreement dated as of April 2, 2004, between the World Fuel Services European Holding Company I, Limited and Carl Christian Carlsen and Jonathan Robert Cole, is incorporated by reference to our Current Report on Form 8-K filed April 16, 2004.

10.10	Acquisition Agreement dated as of April 2, 2004, between the World Fuel Services European Holding Company I, Limited and Seefracht A.G., is incorporated by reference to our Current Report on Form 8-K filed April 16, 2004.

10.11	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 19, 2003, between World Fuel Services Corporation, as the Company, the various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent, is incorporated by reference to our Annual Report on Form 10-K filed March 15, 2004.

10.12	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders, is incorporated by reference to our Quarterly Report on Form 10-Q filed May 6, 2004.

10.13	Second Amendment to Credit Agreement, dated as of September 29, 2004, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions named therein, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed October 5, 2004.

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of World Fuel Services Corporation:

We have completed an integrated audit of World Fuel Services Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and nine months ended December 31, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the nine months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company has restated its consolidated financial statements for the year ended and as of December 31, 2003 and for the nine months ended and as of December 31, 2002 to recognize revenue and cost of sales in the appropriate accounting period and to properly account for inventory derivative instruments.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) revenue and cost of sales recognition and (ii) its inventory derivative program, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

As of December 31, 2004, the Company did not maintain effective controls over the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the Company was recognizing revenue and cost of sales when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services rather than at the time fuel deliveries were made and related services were performed as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s financial statements for the year ended December 31, 2003, the nine months ended December 31, 2002, the quarterly information for the four quarters in the year ended December 31, 2003, the quarterly information for the first three quarters in the year ended December 31, 2004, and audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenue and cost of sales that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Additionally, as of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the quarterly information for the four quarters in the year ended December 31, 2003, the quarterly information for the first three quarters in the year ended December 31, 2004, and an adjustment to the fourth quarter 2004 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, World Fuel Services Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 31, 2005

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2004	2003
		Restated
Assets
Current assets:
Cash and cash equivalents	$64,178	$76,256
Accounts and notes receivable, net of allowance for bad debts of $11,277 and $10,538 at December 31, 2004 and 2003, respectively	490,780	243,612
Inventories	40,901	14,847
Prepaid expenses and other current assets	52,209	19,948

Total current assets	648,068	354,663

Property and equipment:
Leasehold and improvements	2,577	2,022
Office equipment, furniture, computer equipment and software	16,637	14,606

	19,214	16,628
Accumulated depreciation and amortization	(12,122)	(9,665)

	7,092	6,963

Other:
Goodwill, net of amortization of $3,565 at December 31, 2004 and 2003	42,347	36,860
Identifiable intangible asset, net of amortization of $1,914 and $736 at December 31, 2004 and 2003, respectively	7,486	1,104
Other assets	7,178	1,260

	$712,171	$400,850

Liabilities
Current liabilities:
Short-term debt	$1,100	$1,600
Accounts payable	385,243	213,945
Customer deposits	36,476	6,320
Accrued salaries and wages	10,652	9,687
Income taxes payable	6,015	4,423
Accrued expenses and other current liabilities	27,499	10,620

Total current liabilities	466,985	246,595

Long-term liabilities:
Long-term debt	50,467	1,936
Deferred compensation and other long-term liabilities	6,216	2,601

	523,668	251,132

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 25,530,000 shares issued and outstanding at December 31, 2004 and 2003	255	255
Capital in excess of par value	44,424	34,545
Retained earnings	159,496	134,315
Unearned deferred compensation	(4,369)	(2,788)
Treasury stock, at cost; 2,684,000 and 3,946,000 shares at December 31, 2004 and 2003, respectively	(11,303)	(16,609)

	188,503	149,718

	$712,171	$400,850

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Revenue	$5,654,373	$2,671,557	$1,904,365	$1,551,707
Cost of sales	(5,524,417)	(2,570,434)	(1,820,538)	(1,488,587)

Gross profit	129,956	101,123	83,827	63,120

Operating expenses:
Salaries and wages	(51,849)	(38,820)	(31,456)	(23,458)
Executive severance charges	—	—	(4,492)	(4,492)
Provision for bad debts	(4,338)	(6,281)	(2,866)	(2,182)
Other	(36,793)	(28,680)	(24,986)	(18,977)

	(92,980)	(73,781)	(63,800)	(49,109)

Income from operations	36,976	27,342	20,027	14,011

Other (expense) income, net:
Interest income	984	823	1,547	1,227
Interest expense	(1,635)	(310)	(602)	(389)
Earnings from aviation joint ventures, net	—	493	413	310
Settlement charge	—	—	(1,577)	(1,577)
Other, net	(797)	(378)	(1,707)	(1,601)

	(1,448)	628	(1,926)	(2,030)

Income from operations before income taxes	35,528	27,970	18,101	11,981
Provision for income taxes	(6,969)	(5,809)	(3,948)	(1,934)

Net income	$28,559	$22,161	$14,153	$10,047

Basic earnings per share	$1.29	$1.04	$0.68	$0.48

Weighted average shares—basic	22,104	21,234	20,898	20,936

Diluted earnings per share:	$1.22	$0.99	$0.65	$0.46

Diluted weighted average shares	23,454	22,338	21,790	21,800

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at March 31, 2002 as previously reported	25,530,000	$255	$29,564	$106,841	$(116)	4,776,000	$(20,105)	$116,439
Effect of restatement (see Note 2)	—	—	—	877	—	—	—	877

Balance at March 31, 2002 as restated	25,530,000	255	29,564	107,718	(116)	4,776,000	(20,105)	117,316
Net income, as restated	—	—	—	10,047	—	—	—	10,047
Cash dividends declared	—	—	—	(2,379)	—	—	—	(2,379)
Issuance of restricted stock	—	—	1,112	—	(1,918)	(192,000)	806	—
Issuance of stock options	—	—	215	—	(215)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	363	—	—	363
Exercise of stock options, including income tax benefit of $475	—	—	1,531	—	—	(434,000)	1,824	3,355
Other	—	—	46	—	—	(8,000)	34	80

Balance at December 31, 2002 as restated	25,530,000	255	32,468	115,386	(1,886)	4,142,000	(17,441)	128,782
Net income, as restated	—	—	—	22,161	—	—	—	22,161
Cash dividends declared	—	—	—	(3,232)	—	—	—	(3,232)
Issuance of restricted stock	—	—	388	—	(652)	(62,000)	264	—
Issuance of stock options	—	—	1,175	—	(1,175)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	925	—	—	925
Exercise of stock options, including income tax benefit of $196	—	—	388	—	—	(126,000)	534	922
Other	—	—	126	—	—	(8,000)	34	160

Balance at December 31, 2003 as restated	25,530,000	255	34,545	134,315	(2,788)	3,946,000	(16,609)	149,718
Net income	—	—	—	28,559	—	—	—	28,559
Cash dividends declared	—	—	—	(3,378)	—	—	—	(3,378)
Issuance of restricted stock	—	—	2,586	—	(3,249)	(158,000)	663	—
Issuance of stock options	—	—	164	—	(164)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	1,708	—	—	1,708
Exercise of stock options, including income tax benefit of $4,517	—	—	6,556	—	—	(1,080,000)	4,545	11,101
Other	—	—	573	—	124	(24,000)	98	795

Balance at December 31, 2004	25,530,000	$255	$44,424	$159,496	$(4,369)	2,684,000	$(11,303)	$188,503

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,			For the Nine Months Ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Cash flows from operating activities:
Net income	$28,559	$22,161	$14,153	$10,047

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Provision for bad debts	4,338	6,281	2,866	2,182
Depreciation and amortization	3,596	3,830	2,865	2,222
Inventory write-down associated with the existing of the Panamanian market	2,134	—	—	—
Deferred income tax provision (benefit)	661	3,240	(2,124)	(568)
Earnings from aviation joint ventures, net	—	(493)	(413)	(310)
Settlement charges	—	—	1,577	1,577
Unearned compensation amortization	1,708	925	506	363
Other non-cash operating charges	362	360	292	228
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(156,141)	(37,315)	(74,477)	(53,706)
Inventories	(18,293)	(11,796)	(505)	(1,614)
Prepaid expenses and other current assets	(31,413)	2,477	(8,229)	(7,509)
Other assets	(14)	67	(566)	157
Accounts payable	91,651	35,330	66,664	44,272
Customer deposits	29,486	1,056	1,126	1,445
Accrued salaries and wages	(36)	3,976	537	(853)
Income taxes payable	226	1,257	1,819	(789)
Accrued expenses and other current liabilities	10,709	(5,967)	12,421	10,802
Deferred compensation and other long-term liabilities	3,682	1,341	(1,469)	(1,712)

Total adjustments	(57,344)	4,569	2,890	(3,813)

Net cash (used in) provided by operating activities	(28,795)	26,730	17,043	6,234

Cash flows from investing activities:
Capital expenditures	(2,398)	(3,267)	(3,213)	(2,755)
Acquisition of business, net	3,587	—	(5,461)	—

Net cash provided by (used in) investing activities	1,189	(3,267)	(8,674)	(2,755)

Cash flows from financing activities:
Dividends paid on common stock	(3,350)	(3,182)	(3,136)	(2,351)
Net Borrowings under revolving credit facility	50,000	—	—	—
Repayment of promissory notes	(2,100)	(2,527)	(3,444)	(2,904)
Repayment of debt assumed from acquired business	(35,347)	—	(1,500)	(1,500)
Proceeds from exercise of stock options	6,315	726	3,286	2,880
Purchases of treasury stock	—	—	(1,978)	—

Net cash provided by (used in) financing activities	15,518	(4,983)	(6,772)	(3,875)

Net (decrease) increase in cash and cash equivalents	(12,078)	18,480	1,597	(396)
Cash and cash equivalents, at beginning of period	76,256	57,776	56,179	58,172

Cash and cash equivalents, at end of period	$64,178	$76,256	$57,776	$57,776

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued)

	For the Year ended December 31,			For the Nine Months Ended December 31,
	2004	2003	2002	2002
			(Unaudited)
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,668	$404	$893	$761

Income taxes	$8,786	$6,155	$7,629	$6,749

We paid cash and issued promissory notes and equity securities in connection with certain acquisitions of businesses accounted for under the purchase method for the years ended December 31, 2004 and 2002. There were no acquisitions for the year ended December 31, 2003 or for the nine months ended December 31, 2002. The following reconciles the fair values of the assets acquired, liabilities assumed, the promissory notes issued, and the equity securities issued with net cash received (paid):

	For the Year ended December 31,			For the Nine Months Ended December 31,
	2004	2003	2002	2002
			(Unaudited)
Accounts receivable	$(97,603)	$—	$(18,754)	$—
Inventory	(9,895)	—	—	—
Prepaid fuel and expenses, VAT and other taxes receivable and other current liabilities	(554)	—	(232)	—
Property and equipment	(149)	—	—	—
Identifiable intangible assets	(7,560)	—	(1,840)	—
Goodwill	(5,487)	—	(4,292)	—
Short-term debt	35,347	—	1,500	—
Promissory notes, short-term portion	—	—	952	—
Accounts payable	79,647	—	14,666	—
Accrued expenses and other current liabilities and excise, payroll and other taxes payable	6,155	—	462	—
Customer deposits	670	—	—	—
Accrued salaries and wages	1,001	—	—	—
Income tax payable	1,262	—	29	—
Promissory notes, long-term portion	—	—	2,048	—
Equity securities issued	753	—	—	—

Cash received (paid)	$3,587	$—	$(5,461)	$—

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, totaled $855 thousand and $828 thousand are included in accrued expenses and other current liabilities as of December 31, 2004 and 2003, respectively.

For the construction of our corporate office in 2002 and 2003, we received an office construction allowance totaling $799 thousand from our landlord. We recorded the office construction allowance as Leasehold and improvements with a related deferred rental credit, which was included in Long-term liabilities. As of December 31, 2004, unamortized deferred rental credits relating to the construction allowance plus reimbursement of certain equipment purchases from our landlord, and the recognition of the total lease obligation on a straight-line basis, amounted to $1.1 million. These deferred charges are amortized into rental expense on a straight-line basis over the lease period.

In connection with the acquisition of businesses, we issued interest and non-interest bearing promissory notes amounting to $5.0 million, in the aggregate, after discounting the non-interest bearing promissory note at 5%, in January 2002 and April 2001. See Notes 1 and 3 to the consolidated financial statements for additional information.

In April 2004 and January 2002, we assumed short-term debt of $35.3 million and $1.5 million, respectively, in connection with the acquisition of businesses. See Notes 1 and 3 to the consolidated financial statements for additional information.

In connection with the restricted common stock and options grants, based on the fair value of the awards, we recorded Unearned deferred compensation of $1.7 million, $1.8 million and $2.1 million for the years ended December 31, 2004, December 31, 2003 and 2002, respectively, and $2.1 million for the nine months ended December 31, 2002. Unearned deferred compensation is being amortized over the minimum vesting period of each individual award. See Note 5 to the consolidated financial statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Recent Acquisitions and Significant Accounting Policies

Nature of Business

World Fuel Services Corporation was incorporated in Florida in July 1984 and we market fuel and related services to marine and aviation customers throughout the world. In our marine fuel services business, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation fuel services business, we offer aviation fuel and related services to passenger, cargo and charter airlines, as well as to corporate customers and the United States and foreign governments. We provide competitive prices, credit terms, fuel management and price risk management services, and single-supplier convenience. We also offer flight plans and weather reports to our corporate aviation customers.

In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the calendar year ended December 31, 2002, presented for comparative purposes in this Form 10-K, are unaudited. The 2002 calendar year results combined the audited results for the nine months ended December 31, 2002 and the unaudited results for the three months ended March 31, 2002, and no adjustments were made to the historical results.

Recent Acquisitions

In April 2001 and January 2002, we acquired the stock of Marine Energy Arabia Establishment Ltd., a British Virgin Islands (“BVI”) corporation, and the Oil Shipping group of companies, respectively. Both of these companies sell and market marine fuel services. The aggregate purchase price of these acquisitions was $13.6 million, including $175 thousand in acquisition costs. The aggregate purchase price consisted of $8.6 million in cash and the remainder in promissory notes. The promissory notes consisted of a $2.0 million note bearing interest at 7%, payable annually through April 2003, and a $3.3 million non-interest bearing note, which was discounted to $3.0 million using an interest rate of approximately 5%, payable annually over three years through January 2005. Both of these acquisitions were accounted for as purchases and the results of the acquired businesses have been included in our operating results since their respective dates of acquisition. Goodwill, representing the cost in excess of net assets acquired, for these acquisitions totaled $9.4 million. At the date of our January 2002 acquisition, we identified an intangible asset of approximately $1.8 million, relating to customer relations. This intangible asset is being amortized over five years using the straight-line method.

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

Acquisitions in our marine segment continued in April 2004 when we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine fuel services business. The aggregate purchase price for the THL Shares and the TGL Shares was approximately $86.1 million, including acquisition costs of approximately $1.2 million. The aggregate purchase price consisted of $85.4 million in cash and $753 thousand in the form of restricted common stock, representing approximately 38 thousand shares and valued using the market value of our common stock on the acquisition date. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of Tramp Oil have been included in our operating results since April 2004. At acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, amounted to $5.5 million. Included in the fair value of assets acquired was approximately $90.0 million in cash, accordingly, the acquisition of Tramp Oil resulted in a net cash inflow of approximately $3.6 million.

The following presents the unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 as if the Tramp Oil acquisition had been completed as of January 1, 2004 and 2003, respectively (in thousands, except per share data):

	For the Year ended December 31,
	2004	2003
	(Pro Forma)	(Pro Forma)
Revenue	$5,912,875	$3,712,745

Net income	$27,822	$25,875

Earnings per share:
Basic	$1.26	$1.22

Diluted	$1.19	$1.16

The pro forma results of operations for the year ended December 31, 2004 reflect Tramp Oil’s net loss of $738 thousand for the three months ended March 31, 2004, which was primarily related to the recording of charges incurred by Tramp Oil in connection with the sale of the company.

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

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our PAFCO aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Our cash equivalents consist principally of bank repurchase agreements, bank money market accounts, bank time deposits, and commercial paper rated A1P1.

Accounts and Notes Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $490.8 million and $243.6 million, net of allowance for bad debts of $11.3 million and $10.5 million, as of December 31, 2004 and 2003, respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debts (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
			(Unaudited)
Balance at beginning of period	$10,538	$11,112	$11,001	$11,012
Charges to provision for bad debts	4,338	6,281	2,866	2,182
Write-off of uncollectible accounts receivable	(3,683)	(6,924)	(3,153)	(2,473)
Recoveries of bad debts	84	69	398	391

Balance at end of period	$11,277	$10,538	$11,112	$11,112

For additional information on Accounts and notes receivable and allowance for bad debts in our marine and aviation segments, see “Business Segments” in Note 9.

Inventories

Inventories are valued using average cost and are stated at the lower of cost or market. Components of inventory cost include fuel purchase costs, the related transportation costs and storage fees.

Derivatives

We enter into derivative contracts in the form of swaps and futures in order to mitigate the risk of market price fluctuations in marine and aviation fuel. All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge, changes in the fair value of the derivative are recognized currently in earnings. If the derivative qualifies for hedge accounting, changes in the fair value of the derivative are either recognized in income along with the corresponding change in fair value of the item being hedged for fair-value hedges or deferred in other comprehensive income (“OCI”) to the extent the hedge is effective for cash-flow hedges. To qualify for hedge accounting, the derivative must qualify as either a fair-value or cash flow hedge.

The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. We measure hedge effectiveness on a quarterly basis. For the periods reported, such ineffectiveness has been immaterial. Hedge accounting is discontinued prospectively if and when a hedging instrument becomes ineffective. We assess hedge effectiveness based on total changes in the fair value of our derivative instruments. Gains and losses deferred in accumulated OCI related to cash flow hedge derivatives that become ineffective remain unchanged until the related fuel is delivered. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective. The balance in the fair value hedge adjustment account is recognized in income when the hedged item is sold. If we determine that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the related hedging instrument are recognized in earnings immediately.

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in revenues and expense in the period that the item is sold. Gains and losses on hedging instruments which represent hedge ineffectiveness and gains and losses on derivative instruments which do not qualify for hedge accounting are included in revenue in the period which they occur. The resulting cash flows are reported as cash flows from operating activities.

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory.

Cash Flow Hedges

As of December 31, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of December 31, 2004, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory. Changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets.

Non-designated Derivatives

As of December 31, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of December 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations (in thousands):

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Amount		Average Underlying Prices	Fair Value Asset (Liability)
			Marine (metric tons)	Aviation (gallons)
(In thousands)
2005	Swap Sales commitments Sales commitments Swap Swap Swap Swap Swap Swap Swap Swap Swap Futures Futures	Cash flow Cash flow Cash flow Cash flow Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Non-designated Fair value Fair value	75,000 75,000 114,840 114,840 70,040 70,040 151,824 151,824	37,186,210 37,186,210 36,114,000 36,114,000 4,662,000 210,000	$157.13 170.19 161.91 162.49 165.98 168.16 182.35 181.07 141.99 142.88 140.39 138.76 125.26 123.06	$755 (755 1,341 (1,341 1,245 (1,245 2,738 (2,738 625 (625 2,810 (2,810 125 (3	) ) ) ) ) ) )

2006	Swap Swap Swap Swap	Non-designated Non-designated Non-designated Non-designated	7,200 7,200 24,000 24,000		152.40 152.70 159.00 158.00	80 (80 468 (468	) )

2007	Swap Swap	Non-designated Non-designated	2,500 2,500		147.32 147.75	40 (40)

$122

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Leasehold and improvements	5 –10
Office equipment, furniture, computer equipment and software	3 –7

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

Computer software costs, including website development costs, are accounted for under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs.” SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. EITF Issue No. 00-2 states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. As of December 31, 2004 and 2003, capitalized computer software costs, including web site development costs, amounted to $1.5 million and $928 thousand, net of accumulated amortization of $5.8 million and $4.8 million, respectively.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the PAFCO aviation joint venture. The identifiable intangible assets for customer relations existing at the date the acquisitions were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, no goodwill amortization was recorded subsequent to the adoption of SFAS No. 142 in April 2001. We recorded amortization of our identifiable intangible asset of $1.2 million for the year ended December 31, 2004, $368 thousand for the years ended December 31, 2003 and 2002, and $276 thousand for the nine months ended December 31, 2002. The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

For the Year ending December 31,
2005	$1,448
2006	1,448
2007	1,080
2008	1,080
2009	1,080
Thereafter	1,350

$7,486

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2004, goodwill in each of our reporting units is not considered impaired. Accordingly, no impairment charges were recognized.

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of December 31, 2004, we have not recorded a valuation allowance.

Foreign Currency

Our primary functional currency is the U.S. dollar, which also serves as our reporting currency. Our foreign entities translate their monetary assets and liabilities, denominated in foreign currencies, at fiscal year-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the year, except for depreciation which was translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of foreign entities’ assets, liabilities, income, and expense are included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred. Some of our aviation fuel purchases are denominated in local currency. Realized foreign currency exchange gains and losses on transactions are included in Other, net in the accompanying Consolidated Statements of Income, in the period incurred. The following table identifies the unrealized and realized foreign currency gains and losses included in Other, net in the accompanying Consolidated Statements of Income:

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
			(unaudited)
Unrealized foreign currency losses, net	$(542)	$(592)	$(1,177)	$(1,234)

Realized foreign currency (losses) gains, net	$(84)	$70	$(519)	$(364)

Stock Split

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. In connection with the stock split, on January 31, 2005, our Board of Directors approved an increase in World Fuel’s authorized common stock from 25 million shares to 50 million shares. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from capital in excess of par value to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the increase in the number of common stock authorized for issuance and the stock split.

Comprehensive Income

The only significant item effecting Other Comprehensive Income (“OCI”) relates to derivatives, which had no material impact on OCI, and, thus, net income was equal to comprehensive income for all periods presented.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on our current borrowing rates for similar types of debt. As of December 31, 2004, the carrying value of the long-term debt approximated the fair value of such instruments.

Stock-Based Compensation

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

The fair value of each stock option granted was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average fair value of the stock options granted for each of the following periods and the related weighted average assumptions:

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
Fair-value of stock option (per share)	$3.91	$2.25	$2.66	$2.66
Expected life (in years)	1.64	3.00	2.86	2.86
Dividend yields	1.64%	1.41%	1.39%	1.39%
Risk-free interest rates	1.96%	1.95%	2.47%	2.47%
Volatility	20.00%	20.00%	18.80%	18.80%

The fair value of restricted common stock granted to employees, based on the market value of our common stock on the date of grant, is recorded as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant. The weighted average fair value of the restricted stock granted and issued to employees was $20.63 per share, $10.38 per share and $10.02 per share for the years ended December 31, 2004, 2003 and 2002, respectively, and $10.02 per share for the nine months ended December 31, 2002.

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Net income:
Net income	$28,559	$22,161	$14,153	$10,047
Add: Employee and non-employee compensation expense, net of taxes, included in reported net income for restricted stock and stock options granted	1,050	569	311	223
Deduct: Employee and non-employee compensation expense, net of taxes, determined under the fair value method for restricted stock and stock options granted	(1,079)	(636)	(458)	(325)

Pro forma net income	$28,530	$22,094	$14,006	$9,945

Basic earnings per share:
As reported	$1.29	$1.04	$0.68	$0.48

Pro forma	$1.29	$1.04	$0.67	$0.48

Diluted earnings per share:
As reported	$1.22	$0.99	$0.65	$0.46

Pro forma	$1.22	$0.99	$0.64	$0.46

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

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
			(Unaudited)
Basic weighted average shares	22,104	21,234	20,898	20,936
Restricted stock and stock units weighted average shares	392	276	122	144
Common stock equivalents	958	828	770	720

Diluted weighted average shares used in the calculation of diluted earnings per share	23,454	22,338	21,790	21,800

Weighted average shares of stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,574	2,866	2,848	2,336

Weighted average shares of stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	42	314	704	336

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Variable Interest Entities

The FASB issued Interpretation FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” the provisions of which apply immediately to any variable interest entity created after January 31, 2003, apply no later than the first period ending after December 15, 2003, to special purpose corporations, and apply in the first interim period ending after March 15, 2004, to any variable interest entity created prior to February 1, 2003. This interpretation requires the consolidation of a variable interest entity by its primary beneficiary and may require the consolidation of a portion of a variable interest entity’s assets or liabilities under certain circumstances. We adopted the requirements of FIN No. 46 as of January 1, 2004. The effects of adoption were not significant. See Note 7, Aviation Joint Venture, for additional information.

Inventory Costs

The FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Stock-Based Compensation

The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the pro forma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described above, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” for all employee awards issued after April 2002. The revised statement is effective at the beginning of the first annual or interim period beginning after December 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings in its fiscal year ending December 31, 2005.

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $111.1 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $111.1 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

2. Restatement of Financial Statements

We have restated our previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2002. The restatement reflects the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. As a result of the restatement, we have also restated our income tax expense. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties.

The primary impact of the restatement on the balance sheets at December 31, 2003 and 2002, and March 31, 2002 was to increase accounts receivable and accounts payable. In the statements of income, the principal impact of the restatement was to increase revenue and cost of sales for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. For the statements of cash flows, there was no impact to net cash from operating activities, investing activities, and financing activities since the changes were to net income and other operating cash flow items.

The following table sets forth the impact of the restatements on amounts previously reported in the consolidated statements of income for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002 (in thousands, except earnings per share data):

	For the Year ended December 31,				For the Nine Months ended December 31,		For the Year ended March 31,
	2003	2003	2002	2002	2002	2002	2002	2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
			(Unaudited)	(Unaudited)
Statement of Income
Revenue	$2,661,790	$2,671,557	$1,898,181	$1,904,365	$1,546,897	$1,551,707	$1,365,065	$1,369,392
Cost of sales	(2,561,082)	(2,570,434)	(1,814,114)	(1,820,538)	(1,483,976)	(1,488,587)	(1,288,891)	(1,293,568)
Gross profit	100,708	101,123	84,067	83,827	62,921	63,120	76,174	75,824
Salaries and wages	(38,757)	(38,820)	(31,554)	(31,456)	(23,484)	(23,458)	(30,515)	(30,460)
Operating expenses	(73,718)	(73,781)	(63,898)	(63,800)	(49,135)	(49,109)	(54,885)	(54,830)
Income from operations	26,990	27,342	20,169	20,027	13,786	14,011	21,289	20,994
Income from operations before income taxes	27,618	27,970	18,243	18,101	11,756	11,981	23,226	22,931
Provision for income taxes	(5,744)	(5,809)	(3,898)	(3,948)	(1,884)	(1,934)	(5,991)	(5,947)
Net income	$21,874	$22,161	$14,345	$14,153	$9,872	$10,047	$17,235	$16,984
Basic earnings per share	$1.03	$1.04	$0.69	$0.68	$0.47	$0.48	$0.83	$0.82
Diluted earnings per share	$0.98	$0.99	$0.66	$0.65	$0.45	$0.46	$0.81	$0.80

The following table sets forth the impact of restatements on amounts previously reported in the consolidated balance sheets as of December 31, 2003 and 2002, and as of March 31, 2002 (in thousands):

	As of December 31, 2003		As of December 31, 2002		As of March 31, 2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet
Accounts and notes receivable, net	$192,119	$243,612	$177,360	$212,578	$132,586	$161,054
Inventories	17,084	14,847	3,849	3,051	2,189	1,437
Prepaid expenses and other current assets	20,429	19,948	22,300	21,884	20,162	19,796
Total current assets	305,888	354,663	261,285	295,289	213,109	240,459
Total assets	352,075	400,850	310,992	344,996	257,893	285,243
Accounts payable	167,029	213,945	145,489	178,615	108,237	134,343
Accrued salaries and wages	9,547	9,687	5,634	5,711	6,461	6,564
Accrued expenses and other current liabilities	10,240	10,620	16,788	16,537	5,443	5,707
Total current liabilities	199,159	246,595	179,064	212,016	133,821	160,294
Total liabilities	203,696	251,132	183,262	216,214	141,454	167,927
Retained earnings	132,976	134,315	114,334	115,386	106,841	107,718
Total stockholders’ equity	148,379	149,718	127,730	128,782	116,439	117,316
Total liabilities and stockholders’ equity	352,075	400,850	310,992	344,996	257,893	285,243

We have also determined in our review of our consolidated financial statements that certain of our historical accounts should be reclassified. These reclassifications, which we believe are immaterial and do not require restatement, include inventories, other current assets, accounts payable, and other current liabilities. Accordingly, the consolidated balance sheets as of December 31, 2003 and 2002, and March 31, 2002 have been adjusted to reflect these reclassifications. The previously reported amounts stated above include these reclassifications.

3. Debt

In September 2004, the credit agreement relating to our syndicated revolving credit facility (the “Credit Agreement”) was amended to increase available borrowings under the revolving credit facility to $145.0 million and to provide us with the option to increase available borrowings to $150.0 million. Pursuant to the amendment, our sublimit for the issuance of letters of credit was increased to $60.0 million. In October 2004, we exercised our option to increase our available borrowings under the revolving credit facility to $150.0 million. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. As of December 31, 2004, our weighted average interest rate on borrowings under the credit facility was 4.27%. Letters of credit issued under the revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears. The Credit Agreement expires on December 19, 2006. As of December 31, 2004, our outstanding borrowings under the revolving credit facility totaled $50.0 million and our issued letters of credit totaled $28.4 million.

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

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of December 31, 2004, we had outstanding letters of credit of $8.6 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Substantially all of the letters of credit issued under the $150.0 million syndicated revolving credit facility and the $25.0 million credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2004	2003
Borrowings under syndicated revolving credit facility	$50,000	$—
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $33 and $112 at December 31, 2004 and 2003, respectively	467	1,388
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5%) of $152 at December 31, 2003	1,100	2,148

Total debt	$51,567	$3,536

Short-term debt	$1,100	$1,600

Long-term debt	$50,467	$1,936

As of December 31, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year ending December 31,
2005	$1,100
2006	50,467

$51,567

4. Income Taxes

U.S. and foreign income (loss) from continuing operations before income taxes consist of the following (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
United States	$(1,635)	$(6,487)	$(5,400)	$(5,752)
Foreign	37,163	34,457	23,501	17,733

	$35,528	$27,970	$18,101	$11,981

The income tax provision (benefit) related to continuing operations consist of the following components (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Current:
U.S. federal	$465	$(1,752)	$340	$(805)
State	668	356	552	140
Foreign	5,175	3,965	5,180	3,167

	6,308	2,569	6,072	2,502

Deferred:
U.S. federal	83	1,916	(501)	(237)
State	(388)	(365)	(878)	(288)
Foreign	966	1,689	(745)	(43)

	661	3,240	(2,124)	(568)

Total	$6,969	$5,809	$3,948	$1,934

As of December 31, 2004, the Company had approximately $116.9 million of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings in its fiscal year ending December 31, 2005.

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $111.1 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $111.1 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign earnings, net of foreign taxes	(14.8)	(12.8)	(15.7)	(21.6)
State income taxes, net of U.S. federal income tax benefit	0.2	0.6	0.5	1.1
Net operating loss	—	(0.4)	1.8	—
Income tax credits	—	(0.9)	0.8	—
Non-deductible goodwill amortization	—	—	—	—
Other permanent differences	0.2	0.3	0.4	2.6

Effective income tax rate	19.6%	20.8%	21.8%	16.1%

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2004	2003
		Restated
Excess of provision for bad debts over charge-offs	$3,040	$2,974
Net operating loss	5,036	1,730
Income tax credits	1,346	248
Excess of tax over financial reporting for depreciation of fixed assets	95	(150)
Excess of tax over financial reporting amortization of identifiable intangibles and goodwill	(2,799)	(2,414)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,711	2,453
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,784	3,250
Accrued revenue	(644)	(481)

Total deferred income tax assets, net	$11,569	$7,610

Deferred income tax assets, current	$4,740	$6,684

Deferred income tax assets, non-current	$6,829	$926

In the accompanying balance sheets, the current deferred income tax assets are included in prepaid expenses and other current assets, and the non-current income tax assets are included in other assets. The income tax credits of $1.3 million and $248 thousand at December 31, 2004 and 2003, respectively, are comprised of the following: foreign tax credit (“FTC”) carryforward of $978 thousand at December 31, 2004 and an alternative minimum tax (“AMT”) credit carryforward of $368 thousand and $248 at December 31, 2004 and 2003, respectively. The FTC carryforward will expire in 2014, if unused, and the AMT credit carries forward indefinitely.

As of December 31, 2004, we have U.S. federal and state net operating losses of approximately $11.6 million and $8.6 million, respectively. These losses, if unused, will start to expire, in varying amounts, after 2024 and 2015. As of December 31, 2003, we have foreign and state net operating losses of approximately $4.4 million and $3.0 million, respectively.

The Company recorded income tax benefits of $4.5 million, $196 thousand, and $475 thousand related to employee stock compensation transactions during the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002, respectively. Such benefits were credited to Capital in excess of par value.

5. Stockholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for the years ended December 31, 2004, 2003 and 2002, and $0.1125 per share for the nine months ended December 31, 2002.

Common Stock Grants

Pursuant to a stock grant program for our non-employee directors, each non-employee director receives an annual stock grant of two thousand shares of our common stock. Prior to 2003, each non-employee director was granted one thousand shares of our common stock per year. In 2003, we adopted a Stock Deferral Plan for non-employee directors to provide for the deferral of the stock grants. Each non-employee director may elect to have his or her annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by the company, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant’s termination of service as a director of the company for any reason, or upon a change of control of the company, the participant receives a number of shares of common stock equal to the number of stock units credited to his account.

Stock units issued to non-employee directors are recorded as stockholders’ equity with a related non-employee director compensation expense based on the equivalent common stock fair market value at the date of issuance. Stock issued to non-employee directors are reissued from our treasury stock and the related non-employee director compensation costs are recorded based on the market value of our common stock on the date of grant.

During 2004 and 2003, an aggregate of eight thousand shares of our common stock and six thousand stock units were granted to our non-employee directors. For the nine months ended December 31, 2002, we issued seven thousand shares of our common stock to our non-employee directors. In addition, two non-employee directors each received an additional six hundred shares of our common stock in September 2002, and one non-employee director received an additional two thousand shares of our common stock, for additional services performed by such individuals for their respective Board of Directors committees.

As of December 31, 2004 and 2003, we had issued approximately twelve thousand and six thousand stock units, respectively, with an aggregate value of approximately $203 thousand and $69 thousand, respectively, which is included in Capital in excess of par value in the accompanying consolidated balance sheets. We recorded non-employee director compensation cost relating to grants of common stock grants or stock units totaling $309 thousand, $159 thousand, and $81 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, and $35 thousand for the nine months ended December 31, 2002.

Treasury Stock

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our credit agreement.

The following summarizes the status of our treasury stock repurchase programs at December 31, 2004 (in thousands, except average price per share data):

Repurchase Programs	Authorized Stock Repurchases				Remaining Authorized Stock Repurchases
		Repurchases
		Shares	Aggregate Cost	Average Price

August 1998	$6,000	1,232	$6,000	$4.87	$—
January 2000	10,000	2,782	10,000	3.59	—
September 2000	10,000	736	3,987	5.42	6,013

		4,750	$19,987

Prior to August 1998, with the approval from our Board of Directors, we acquired approximately 44 thousand shares of our common stock with an aggregate cost of $194 thousand. Since March 14, 2002, we have not repurchased any shares of our common stock.

Our Board of Directors also resolved that the repurchased shares may be reissued for any proper corporate purpose, including without limitation, future acquisitions. In March 2002, we began reissuing our repurchased shares in connection with restricted stock grants to employees, non-restricted stock grants to non-employee directors, and exercises of stock options by employee and non-employee directors. The difference between the aggregate cost of the repurchased shares and the fair value of our common stock at the date of grant of restricted and non-restricted stock or the proceeds from the employee and non-employee stock option exercises is recorded in Capital in excess of par value in the accompanying consolidated balance sheets. As of December 31, 2004, we have reissued 2.1 million shares of treasury stock with an aggregate cost of $8.9 million.

Stock-Based Compensation Plans

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. Outstanding options at December 31, 2004 under the 1986 Plan expire in March 2005.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2004 under the 1996 Plan expire between August 2006 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and its purpose is to recruit, reward, and motivate all executives and key employees of the Company to work as a team to achieve our corporate goal of maximizing shareholder return, and to permit the Compensation Committee to use a broader range of stock incentives, such as stock appreciation rights, performance share awards and restricted stock, as well as non-stock performance awards, to motivate executives and key employees of the Company.

A total of one million shares of Common Stock were originally reserved for issuance under the 2001 Plan. Additional shares of Common Stock that may be granted under the 2001 Plan include any shares that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of Common Stock that are reacquired by the Company in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares which may be issued under the 2001 Plan. Subsequently, in April 2004, our Board of Directors amended the Plan to provide that shares repurchased by the Company would not be added to the maximum amount of shares that may be issued under the plan. The total number of shares of Common Stock that was reacquired by the Company and added to the limitation on the shares which may be issued under the 2001 Plan was approximately 518 thousand shares. Also, in April 2004, our Board of Directors adopted amendments to reserve an additional 1.2 million shares of Common Stock for issuance under the plan and to extend the expiration date of the 2001 Plan for five years, or until May 2009. These amendments were approved by the shareholders in May 2004. As of December 31, 2004, the aggregate limit on the shares of common stock which may be issued under the 2001 Plan was 2.8 million shares, of which 1.2 million shares are subject to options already issued and an additional 460 thousand shares have been issued as restricted common stock grants.

Under the provisions of the 2001 Plan, the Compensation Committee is authorized to grant common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other stock or non-stock-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items granted by the Compensation Committee are outstanding; provided, however, that no awards may be granted under the 2001 Plan after May 2009. The term and vesting period of awards granted under the 2001 Plan is established by the Compensation Committee, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Outstanding options at December 31, 2004 under the 2001 Plan expire between September 2006 and January 2009.

Beginning in October 2001, we started granting shares of restricted common stock to our employees under our 2001 Plan. In addition, in April 2004, we granted 38 thousand shares of restricted common stock in connection with our acquisition of Tramp Oil. Unvested restricted common stock at December 31, 2004, will vest between March 2005 and March 2009. The following table summarizes the status of our unvested restricted stock outstanding and related transactions for years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002 (in thousands):

Restricted Stock Outstanding
Restricted outstanding at March 31, 2002	50
Granted and issued	192
Vested	(12)

Restricted outstanding at December 31, 2002	230
Granted and issued	62
Vested	(12)

Restricted outstanding at December 31, 2003	280
Granted and issued	156
Granted and issued in connection with an acquisition	38
Vested	(12)
Forfeited	(10)

Restricted outstanding at December 31, 2004	452

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”). The Directors Plan permits the issuance of options to purchase up to an aggregate of 500 thousand shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase ten thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase ten thousand shares each year that the individual is re-elected. Options granted are fully exercisable upon grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2004 under the Directors Plan expire between September 2005 and May 2009.

As of December 31, 2004, the following table summarizes the outstanding stock options issued pursuant to the plans described above (in thousands, except weighted-average exercise price):

Plan name or description	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2001 Plan	1,184	$12.34	1,134
1996 Plan	868	$6.82	—
1986 Plan	11	$3.45	—
Directors Plan	236	$13.25	96

	2,299	$10.31	1,230

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002 (in thousands, except weighted-average exercise price):

	Options Outstanding		Options Exercisable
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Options outstanding at March 31, 2002	2,742	$6.45	2,260	$6.57
Granted	162	$9.26
Exercised	(442)	$6.73
Forfeited/expired	(56)	$8.70

Options outstanding at December 31, 2002	2,406	$6.57	1,898	$6.45
Granted	1,046	$12.97
Exercised	(144)	$6.41

Options outstanding at December 31, 2003	3,308	$8.60	2,130	$6.49
Granted	103	$20.48
Exercised	(1,080)	$6.02
Forfeited/expired	(32)	$11.50

Options outstanding at December 31, 2004	2,299	$10.31	1,540	$8.44

The following table summarizes the exercise prices of our stock options outstanding and exercisable at December 31, 2004 (in thousands, except exercise price data and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$3.44 to $4.63	322	5.6	$3.99	321	$3.99
$5.38 to $6.64	365	3.9	$5.82	365	$5.82
$8.37 to $10.35	420	3.0	$9.79	287	$9.60
$10.50 to $12.50	520	3.2	$11.35	376	$10.91
$13.62 to $16.97	602	3.6	$14.48	190	$14.34
$22.13	70	4.4	$22.13	—	$—

Total	2,299		$10.31	1,539	$8.44

6. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation fuel services business. As of December 31, 2004, we had $19.3 million in outstanding bonds.

Lease Commitments

As of December 31, 2004, our future minimum lease payments under non-cancelable operating leases for rental properties were as follows (in thousands):

For the Year ending December 31,
2005	$2,210
2006	2,181
2007	1,596
2008	1,366
2009	591
Thereafter	3,024

$10,968

We incurred rental expense for all properties of $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, and $1.5 million for the nine months ended December 31, 2002.

In the normal course of business, we may enter into non-cancelable operating leases for office and computer equipment, and service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2004, we had no material non-cancelable operating leases for office and computer equipment or service contracts with minimum service fee commitments.

Concentration of Credit Risk

Our marine and aviation businesses extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. We do not insure our receivables. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns. In our marine fuel services segment, we have extended lines of credit of at least $6.0 million to 20 non-governmental customers, and seven of these customers have lines of credit ranging from $15.0 to $28.0 million (currently, our largest credit lines). In our aviation fuel services segment, we have extended lines of credit of at least $4.0 million to five non-governmental customers, and one of these customers has a credit line of $14.0 million.

World oil prices have been very volatile over the last several years, and since fuel costs represent a significant part of a vessel’s and airline’s operating expenses, the volatility in fuel prices can adversely affect our customers’ business, and consequently our credit losses.

Although most of our transactions are denominated in U.S. dollars, many of our customers are foreign customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make the required payments to us. This would in turn result in higher credit losses for us.

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

Environmental and Other Liabilities; Uninsured Risks

In the marine and aviation fuel services business, we utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

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

Legal Matters

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). Page Avjet Fuel Corporation, now known as PAFCO LLC (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising them of their potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. In May 2001, we advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, no significant developments occurred during the year ended December 31, 2004. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the Plaintiffs are seeking contribution from the various Defendants toward the costs of remediating the site. Plaintiffs have alleged that World Fuel is a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claim that this transaction gives rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. The plaintiffs have alleged that Resource Technology Services Inc.’s share of the clean-up costs is $1.0 million.

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

We may not prevail in the legal proceedings described above and we cannot estimate our ultimate exposure if we do not prevail. A ruling against us in certain of the proceedings described above could have a material adverse effect on our financial condition and results of operations.

In addition to the matters described above, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition or results of operations.

Sales and Purchase Commitments

We offer to our marine and aviation customers fixed fuel prices on future sales. As of December 31, 2004, sales and purchase commitments amounted to approximately $31.4 million and $30.5 million, respectively.

Employment Agreements

In July 2002, our Board of Directors elected a new Chairman and Chief Executive Officer (“CEO”), and agreed to employ our former Chairman and CEO as an advisor to the new Chairman for a term of two years. During this two-year period, the advisor will receive a salary of $100 thousand per year, and he will not be an officer or director of the company. Pursuant to the terms of our former Chairman and CEO’s employment contract, the changes in his compensation and responsibilities entitles him to receive a severance equal to three times his average salary and bonus during the five-year period preceding termination, plus all deferred compensation, including accrued interest. In addition, from July to September 2002, we terminated the employment of our former Chief Financial Officer, Chief Information Officer, and two other executives. Accordingly, we recorded severance expense totaling $4.5 million, of which $3.7 million related to our former Chairman and CEO during the nine months and year ended December 31, 2002. In August 2002, we paid our former Chairman and CEO his executive severance plus deferred compensation, including accrued interest. The other executive severance amounts are paid on a monthly basis over a period of six months to twenty-one months from the date of termination.

In connection with the promotion of our new Chairman and CEO and new President and Chief Operating Officer (“COO”) to their respective positions, in July 2002, they received new employment agreements, which among provisions, provide for an individual base salary of $525 thousand, an employment period that expires in July 2007, and termination severance benefits. Pursuant to these employment agreements, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets, which targets are based on diluted earnings per share growth. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. For the years ended December 31, 2004 and 2003, our CEO and COO each earned an annual bonus equal to 200% of base salary. For the nine months ended December 31, 2002, our CEO and COO each earned and received a prorated annual bonus equal to 100% of base salary. As of December 31, 2004 and 2003, $2.1 million was included in Accrued salaries and wages in the accompanying consolidated balance sheets.

In addition, prior to May 2004, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year was deferred and accrues interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2004 and 2003, $121 thousand was deferred under the employment agreements of our Chairman and President. Such deferred compensation was included in Deferred compensation and other long-term liabilities in the accompanying consolidated balance sheets. Following shareholder approval of our 2003 Executive Incentive Plan in May 2004, the deferral of compensation as described above is no longer required.

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

We have also entered into employment agreements with certain of our other executive officers and key employees. These agreements provide for minimum salary levels, and, in most cases, bonuses which are payable if specified performance goals are attained. Some executive officers and key employees are also entitled to severance benefits upon termination or non-renewal of their contracts under certain circumstances.

As of December 31, 2004, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

For the Year ending December 31,
2005	$11,113
2006	9,541
2007	3,993
2008	474
2009	306

$25,427

We recorded expenses under the terms of the above described agreements, including discretionary and performance bonuses, and executive severance charges of approximately $17.9 million, $13.0 million and $11.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and approximately $14.9 million for the nine months ended December 31, 2002.

Deferred Compensation Plans

In September 2003, the Compensation Committee amended our Executive Incentive Plan to provide for long-term incentive awards (“LTIP awards”) in addition to the annual bonuses already provided in the plan. Under the terms of the plan, as amended, our five senior executives are eligible to receive long term incentive awards (“LTIP awards”) upon achievement of long-term performance goals. The performance goals are based on achieving certain Compound Average Annual Growth Rates (“CAGR”) in net income over a three-year performance period. In September 2004, the Compensation Committee of the Board of Directors elected to reconsider the use of net income as the performance measure for LTIP awards due to an increase in the disparity between the growth rates of net income and diluted earnings per share. In connection with this decision, the Compensation Committee agreed to suspend future LTIP awards until a more appropriate performance measure could be established and to cancel the LTIP award for the three-year performance period commencing January 2004. The LTIP award for the three-year performance period commencing January 2003 was left in effect. Target awards for the three-year performance period commencing January 2003 are $750 thousand for each of our Chief Executive Officer and Chief Operating Officer, and $200 thousand for each of the other three senior executives. The executives would earn 50% of the target award if we achieve a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved over the three-year performance period. The maximum award is 200% of the target award, and would be earned if at least a 21% CAGR in net income is achieved over the three-year performance period. If and when an award is earned, such award may be deferred at the executive’s option, on such terms and conditions as may be approved by the Compensation Committee. The deferred amounts will earn interest at the U.S. Prime Rate, with a maximum rate of 10% per year.

The accrual for LTIP awards is made equally over each award’s three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of each three-year performance period. As of December 31, 2004 and 2003, we had accrued $2.8 million and $700 thousand, respectively, for the LTIP award for the three-year performance period commencing January 2003. The accrual for the LTIP award for the three-year performance period commencing January 2003 is included in Deferred compensation and other long-term liabilities in the accompanying consolidated balance sheets.

In addition to LTIP awards, senior executives, including our CEO and COO, are eligible to receive annual bonuses under the Executive Incentive Plan upon achievement of annual performance targets, which targets are based on diluted earnings per share growth and other yearly objectives determined by the Compensation Committee. The bonus payout may range from 15% of base salary if at least 5% diluted earnings per share growth is achieved, to 200% of base salary if diluted earnings per share growth equals or exceeds 15%. As previously stated above in “Employment Agreements,” our CEO and COO earned an aggregate annual bonus of $2.1 million, or 200% of base salary, for the years ended December 31, 2004 and 2003, and $788 thousand, or prorated 100% of base salary, for the nine-months ended December 31, 2002. Under the Executive Incentive Plan, our other senior executives earned an aggregate annual bonus of $1.2 million and $1.1 million, respectively, for the years ended December 31, 2004 and 2003, and $365 thousand for the nine months ended December 31, 2002. As of December 31, 2004 and 2003, annual bonuses for senior executives amounted to $3.3 million and $3.2 million, respectively, and was included in Accrued salaries and wages in the accompanying consolidated balance sheets.

We maintain long-term service award programs under which certain key employees receive cash awards for long-term service with the company and our subsidiaries. Our liabilities under these programs were $2.1 million and $563 thousand at December 31, 2004 and 2003, respectively.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During each of the periods presented on the consolidated statements of income, we made matching contributions of 25% of each 1% of the participants’ contributions up to the first 4% contributed. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contribution of approximately $130 thousand, $100 thousand and $97 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, and $71 thousand for the nine months ended December 31, 2002.

Certain of our foreign subsidiaries have defined contribution benefit plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contribution of approximately $290 thousand, $193 thousand and $134 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, and $104 thousand for the nine months ended December 31, 2002.

Severance Benefits Payable

In accordance with local laws which apply to certain foreign subsidiaries, we have accrued employee severance benefits payable of approximately $211 thousand and $123 thousand at December 31, 2004 and 2003, respectively.

7. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and $2.5 million in the form of a non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. We recorded interest expense of $79 thousand, $114 thousand and $146 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, and $110 thousand for the nine months ended December 31, 2002.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. We purchased PAFCO accounts receivable totaling $38 thousand for the nine months and year ended December 31, 2002. Subsequent to these purchases, we wrote off these accounts receivable. For the year ended December 31, 2003, we did not purchase any of PAFCO’s accounts receivable.

We recorded earnings from the PAFCO aviation joint venture of $607 thousand and $559 thousand for the years ended December 31, 2003 and 2002, respectively, and $420 thousand for the nine months ended December 31, 2002. These net earnings from aviation joint venture were included in Other (expense) income, net in the accompanying consolidated statements of income. As of December 31, 2003, amounts due from PAFCO of $280 thousand was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. As a result of the consolidation of PAFCO, we recorded minority interest of $306 thousand, which was included in Other (expense) income, net, in the accompanying consolidated statements of income.

The following table summarizes the effect of PAFCO on our consolidated results of operations, after elimination of all significant intercompany transactions and profits (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
Revenue	$194,173	$—	$—	$—

Gross profit	$2,742	$—	$—	$—

Income from operations	$1,499	$—	$—	$—

Other (expense) income, net	$(354)	$493	$413	$310

Provision for income taxes	$(441)	$(190)	$(159)	$(119)

Net income	$704	$303	$254	$191

The following table summarizes the effect of PAFCO on our consolidated financial position, after elimination of all significant intercompany accounts (in thousands):

	As of December 31,
	2004	2003
Cash and cash equivalents	$3,039	$—

Accounts and notes receivable	$4,311	$—

Inventory	$2,740	$—

Total assets	$10,782	$—

Total liabilities	$10,782	$—

Included in Accounts and notes receivable, as of December 31, 2004, were net receivables due from Signature, a related party, of $768 thousand, net of certain accounts payable and minority interest payable. For the year ended December 31, 2004, sales to Signature from PAFCO amounted to $131.1 million for the year ended December 31, 2004. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

8. Settlement Charge Related to the Sale of Business

In February 2000, we sold the stock of our oil-recycling subsidiaries, the International Petroleum Corporation group (“IPC”), to EarthCare Company (“EarthCare”), for $33.0 million, of which we received $28.0 million in cash and $5.0 million in EarthCare common stock, subject to lock-up and price protection agreements. In addition, after the sale, EarthCare was to pay us the value of certain assets employed in the oil-recycling business through the collection of our accounts receivable by EarthCare and the sale of inventory, prepaid expenses and other assets to EarthCare. EarthCare failed to pay us the amounts due after closing of the sale, and we commenced legal proceedings to collect these amounts. In March 2001, we entered into a settlement agreement with EarthCare (the “Settlement Agreement”). Pursuant to this settlement, in April 2001, we received $1.75 million from EarthCare in settlement of amounts due to us. The Settlement Agreement also released us from all indemnifications previously provided to EarthCare, including environmental indemnifications, as stated in the original purchase agreement for the IPC companies. The settlement resulted in a reduction in the amount of assets we ultimately realized in connection with the discontinuance of our used oil-recycling business, which amounted to an after-tax charge of $656 thousand. In addition, we also recorded additional income taxes of $496 thousand associated with the discontinued operations based on the actual income tax returns filed. The after-tax settlement charge and the additional income taxes was recorded in 2001.

As part of the Settlement Agreement, Donald F. Moorehead, Jr., Chairman of EarthCare on the closing of the sale, agreed to purchase the EarthCare stock owned by us for approximately $5.0 million. In May 2001, Mr. Moorehead defaulted on his agreement to purchase those shares. We sought enforcement of the purchase obligation and received principal and interest payments totaling $1.1 million from Mr. Moorehead from August 2001 to August 2002. Then, in October 2002, we received $3.0 million as a final payment to settle the remaining balance due us. Accordingly, in connection with the settlement, we recorded a charge of approximately $1.6 million for the nine months and year ended December 31, 2002.

9. Business Segments, Geographic Information, and Major Customers

Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. Performance measurement and resource allocation for the reportable operating segments are based on many factors. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, income from operations, depreciation and amortization, and capital expenditures by business segment is as follows (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Revenue:
Marine fuel services	$3,031,474	$1,644,598	$1,287,417	$1,033,664
Aviation fuel services	2,622,899	1,026,959	616,948	518,043

	$5,654,373	$2,671,557	$1,904,365	$1,551,707

Income from operations:
Marine fuel services	$23,150	$18,476	$13,366	$10,179
Aviation fuel services	29,093	21,970	18,962	14,081

	52,243	40,446	32,328	24,260
Corporate overhead	(15,267)	(13,104)	(12,301)	(10,249)

	$36,976	$27,342	$20,027	$14,011

Depreciation and amortization:
Marine fuel services	$2,036	$1,487	$1,195	$911
Aviation fuel services	509	234	227	169
Corporate	1,051	2,109	1,443	1,142

	$3,596	$3,830	$2,865	$2,222

Capital expenditure:
Marine fuel services	$574	$490	$1,194	$540
Aviation fuel services	637	919	214	180
Corporate	1,187	1,858	1,805	2,035

	$2,398	$3,267	$3,213	$2,755

Information concerning our accounts and notes receivable, goodwill and identifiable intangible assets, and total assets by business segment is as follows (in thousands):

	As of December 31,
	2004	2003
		Restated
Accounts and notes receivable, net:
Marine fuel services, net of allowance for bad debts of $5,741 and $5,704 at December 31, 2004 and 2003, respectively	$330,966	$162,105
Aviation fuel services, net of allowance for bad debts of $5,536 and $4,834 at December 31, 2004 and 2003, respectively	159,814	81,507

	$490,780	$243,612

Goodwill and identifiable intangible asset
Marine fuel services, net of accumulated amortization of $4,345 and $3,167 at December 31, 2004 and 2003, respectively	$41,624	$29,755
Aviation fuel services, net of accumulated amortization of $1,134 at December 31, 2004 and 2003	8,209	8,209

	$49,833	$37,964

Total assets:
Marine fuel services	$428,651	$228,904
Aviation fuel services	262,223	143,192
Corporate	21,297	28,754

	$712,171	$400,850

Geographic Information

Information concerning our operations, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Revenue:
United States	$2,441,973	$1,178,418	$1,040,143	$840,869
Singapore	1,726,072	789,101	280,612	238,163
United Kingdom	893,118	278,676	244,844	199,012
Other foreign countries	593,210	425,362	338,766	273,663

Total	$5,654,373	$2,671,557	$1,904,365	$1,551,707

Income (loss) from operations:
United States	$(461)	$(6,708)	$(5,598)	$(5,715)
Singapore	19,312	16,089	8,725	6,741
United Kingdom	4,205	5,708	5,398	3,963
Other foreign countries	13,920	12,253	11,502	9,022

Total	$36,976	$27,342	$20,027	$14,011

Our total assets segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	As of December 31,
	2004	2003
		Restated
Total assets:
United States	$270,659	$177,815
Singapore	179,116	105,093
United Kingdom	178,609	45,636
Other foreign countries	83,787	72,306

	$712,171	$400,850

Major Customers

During each of the periods presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

10. Summary Quarterly Information (Unaudited)

The unaudited quarterly results for the year ended December 31, 2003 and the unaudited results for the three months ended March 31, 2004, June 30, 2004, and September 30, 2004 have been restated to reflect the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and related services performance, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. In addition, the restated quarterly amounts reflect the correction of inventory derivative accounting. The impact of the restatement for inventory derivative accounting related to timing between the four quarters of 2003 and 2004. There was no impact on the full year 2003 and a minor impact on the full year 2004.

The following is a summary of the previously reported and restated unaudited results for the three months ended March 31, 2004, June 30, 2004, and September 30, 2004 and the unaudited results for the three months ended December 31, 2004 (in thousands):

	For the Three Months ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$911,797	$914,596	$1,377,378	$1,379,956	$1,579,371	$1,568,974	$1,790,847

Gross profit	$26,931	$26,278	$31,454	$31,496	$32,032	$30,284	$41,898	(1)

Net income	$5,954	$5,520	$6,866	$6,834	$6,967	$5,814	$10,391	(2)

Basic earnings per share	$0.28	$0.26	$0.31	$0.31	$0.31	$0.26	$0.46	(2)

Diluted earnings per share	$0.26	$0.24	$0.29	$0.29	$0.29	$0.25	$0.44	(2)

(1)	Includes the write-down of inventory associated with the exiting of the Panamanian market of approximately $2.1 million.
(2)	Reflects a charge of $824 thousand, or $0.04 per basic and diluted share, relating to an inventory write-down associated with the exiting of the Panamanian market, net of taxes and reduced performance based compensation.

The following is a summary of the previously reported and restated unaudited quarterly results for the year ended December 31, 2003 (in thousands):

	For the Three Months ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$658,000	$710,898	$645,918	$618,937	$652,301	$629,428	$705,571	$712,294

Gross profit	$27,311	$29,781	$25,482	$23,566	$24,535	$24,293	$23,380	$23,483

Net income	$5,268	$6,943	$5,443	$4,124	$5,534	$5,465	$5,629	$5,629

Basic earnings per share	$0.25	$0.33	$0.26	$0.19	$0.26	$0.26	$0.26	$0.26

Diluted earnings per share	$0.24	$0.31	$0.24	$0.19	$0.25	$0.24	$0.25	$0.25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2005.

WORLD FUEL SERVICES CORPORATION

/s/ Michael J. Kasbar
Michael J. Kasbar
Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 30th day of March 2005.

Signature	Title
/s/ Paul H. Stebbins	Chairman of the Board and Chief Executive Officer
Paul H. Stebbins	(Principal Executive Officer)

/s/ Michael J. Kasbar	Director, President, and Chief Operating Officer
Michael J. Kasbar

/s/ Robert S. Tocci	Executive Vice President and Chief Financial Officer
Robert S. Tocci	(Principal Financial and Accounting Officer)

/s/ Francis X. Shea	Executive Vice President and Chief Risk and
Francis X. Shea	Administrative Officer

/s/ Ken Bakshi	Director
Ken Bakshi

/s/ John R. Benbow	Director
John R. Benbow

/s/ Richard A. Kassar	Director
Richard A. Kassar

/s/ Myles Klein	Director
Myles Klein

/s/ J. Thoms Presby	Director
J. Thomas Presby

/s/ Jerome Sidel	Director
Jerome Sidel

/s/ Luis R. Tinoco	Director
Luis R. Tinoco