Form 10-Q/A
period 2004-03-31
WORLD FUEL SERVICES CORP
filed 2005-05-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As previously disclosed, World Fuel Services Corporation (the “Company”) has restated its consolidated financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, the year ended March 31, 2002, the first three quarters of 2004, and the four quarters of 2003 (the “Restatement Periods”). The restatements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002, including summary quarterly information for 2004 and 2003 have been reflected in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Interim consolidated financial statements for 2004 and 2003 are being restated in amendments to the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The restatements related to the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs, the correction of the Company’s accounting for inventory derivatives, and the correction of the Company’s presentation of borrowing and repayment activities under the Company’s revolving credit facility.

This Amendment No. 1 on Form 10-Q/A (this “Form 10Q/A”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2004 (the “Original Form 10-Q”) to reflect the restatement of our balance sheets as of March 31, 2004 and 2003, and December 31, 2003, and our statements of income and cash flows for the three months ended March 31, 2004 and 2003. The additional consolidated balance sheet for the period as of March 31, 2003 is being provided solely for restatement and comparison purposes. This Form 10Q/A also reflects the correction of misclassifications of certain historical balance sheet accounts. The restatements and the correction of the misclassifications are described in more detail in Note 2 to “Item 1 – Financial Statements.”

This Form 10Q/A only amends and restates Items 1, 2, 3 and 4 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer are attached to this Form 10Q/A as Exhibits 31.1, 31.2, 31.3, 31.4 and 32.1.

Concurrently with the filing of this Form 10Q/A, the Company is filing (i) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and (ii) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2004 will not necessarily be indicative of the results for the entire fiscal year. World Fuel Services Corporation and Subsidiaries are collectively referred to in this Form 10-Q/A as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation. Reference is made to the “Explanatory Note” preceding the Table of Contents for additional information with respect to this Form 10-Q/A.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our Annual Report on Form 10-K (“10-K Report”) for the year ended December 31, 2003. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2004	March 31, 2003	December 31, 2003
	Restated	Restated	Restated
Assets
Current assets:

Cash and cash equivalents	$76,013	$49,800	$76,256
Accounts and notes receivable, net of allowance for bad debts of $10,687 and $11,797 at March 31, 2004 and 2003, respectively, and $10,538 at December 31, 2003	308,511	274,181	243,612
Inventories	17,165	9,101	14,847
Prepaid expenses and other current assets	32,922	26,612	19,948

Total current assets	434,611	359,694	354,663
Property and equipment, net	6,630	7,333	6,963
Other:
Goodwill, net of amortization of $3,565 at March 31, 2004 and 2003 and December 31, 2003	36,860	36,860	36,860
Identifiable intangible asset, net of amortization of $828 and $460 at March 31, 2004 and 2003, respectively, and $736 at December 31, 2003	1,012	1,380	1,104
Other assets	1,700	4,763	1,260

	$480,813	$410,030	$400,850

Liabilities
Current liabilities:
Short-term debt	$1,502	$2,439	$1,600
Accounts payable	277,464	222,930	213,945
Customer deposits	13,522	6,959	6,320
Accrued salaries and wages	6,114	6,091	9,687
Income taxes payable	2,764	3,418	4,423
Accrued expenses and other current liabilities	16,526	13,016	10,620

Total current liabilities	317,892	254,853	246,595

Long-term liabilities	4,629	19,933	4,537

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 12,765,000 shares issued and outstanding at March 31, 2004 and 2003 and December 31, 2003	128	128	128
Capital in excess of par value	36,544	32,711	34,672
Retained earnings	139,011	121,525	134,315
Unearned deferred compensation	(2,474)	(1,821)	(2,788)
Treasury stock, at cost; 1,771,000 shares and 2,055,000 shares at March 31, 2004 and 2003, respectively, and 1,973,000 at December 31, 2003	(14,917)	(17,299)	(16,609)

	158,292	135,244	149,718

	$480,813	$410,030	$400,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Revenue	$914,596	$710,898
Cost of sales	(888,318)	(681,117)

Gross profit	26,278	29,781

Operating expenses:
Salaries and wages	(10,188)	(10,342)
Provision for bad debts	(885)	(2,701)
Other	(8,088)	(7,594)

	(19,161)	(20,637)

Income from operations	7,117	9,144

Other income (expense), net:
Interest income, net	84	142
Other, net	(18)	(395)

	66	(253)

Income before income taxes	7,183	8,891
Provision for income taxes	(1,663)	(1,948)

Net income	$5,520	$6,943

Basic earnings per share	$0.51	$0.66

Basic weighted average shares	10,805	10,584

Diluted earnings per share	$0.48	$0.63

Diluted weighted average shares	11,485	11,034

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Cash flows from operating activities:
Net income	$5,520	$6,943

Adjustments to reconcile net income to net cash provided by (used in) operating activities - Provision for bad debts	841	2,701
Depreciation and amortization	792	878
Deferred income tax (benefits) provision	(399)	768
Earnings from aviation joint venture, net	—	(381)
Unearned deferred compensation amortization	274	157
Other non-cash operating charges	4	201
Changes in operating assets and liabilities:
Accounts and notes receivable	(65,740)	(64,304)
Inventories	(2,318)	(6,050)
Prepaid expenses and other current assets	(12,816)	(5,087)
Other assets	(441)	130
Accounts payable	63,519	44,315
Customer deposits	7,202	1,695
Accrued salaries and wages	(3,573)	380
Income taxes payable	252	56
Accrued expenses and other current liabilities	5,910	(3,527)
Deferred compensation and other long-term liabilities	1,831	301

Total adjustments	(4,662)	(27,767)

Net cash provided by (used in) operating activities	858	(20,824)

Cash flows from investing activities:
Capital expenditures	(366)	(994)

Net cash used in investing activities	(366)	(994)

Cash flows from financing activities:
Dividends paid on common stock	(828)	(797)
Proceeds from exercise of stock options	1,693	166
Borrowings under revolving credit facility	10,000	16,000
Repayments under revolving credit facility	(10,000)	—
Repayment of debt	(1,600)	(1,527)

Net cash (used in) provided by financing activities	(735)	13,842

Net decrease in cash and cash equivalents	(243)	(7,976)
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$76,013	$49,800

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

Significant Accounting Policies

Except as described below, the significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in our 10-K Report for the fiscal year ended December 31, 2003.

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

Comprehensive Income

The only significant item affecting other comprehensive income (“OCI”) relates to derivatives, which had no material impact on OCI, and, thus, net income was equal to comprehensive income for all periods presented.

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

Cash Flow Hedges

As of March 31, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of March 31, 2004, we had no fair value derivatives.

Non-designated Derivatives

As of March 31, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of March 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2004	Swap	Cash flow	34,750		$152.69	$876
	Sales commitments	Cash flow	34,750		153.88	(876)
	Swap	Non-designated	9,000		116.35	233
	Swap	Non-designated	9,000		116.85	(233)
	Swap	Non-designated		15,463,250	68.25	1,970
	Swap	Non-designated		15,463,250	70.84	(1,970)
2005	Swap	Non-designated	12,000		116.35	311
	Swap	Non-designated	12,000		116.85	(311)

						$—

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

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Net income:
Net income	$5,520	$6,943
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	170	97
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(116)

Pro forma net income	$5,510	$6,924

Basic earnings per share:
As reported	$0.51	$0.66

Pro forma	$0.51	$0.65

Diluted earnings per share:
As reported	$0.48	$0.63

Pro forma	$0.48	$0.63

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. We determined that we do not have any variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. Accordingly, effective January 2004, we consolidated the financial position of our aviation joint venture and its results of operations, after elimination of all significant intercompany accounts, transactions, and profits. The implementation of FIN No. 46 did not have any significant effect on our consolidated financial position or our consolidated results of operations. See Note 5 for additional information.

2. Restatement of Financial Statements

We have restated our previously reported consolidated balance sheets as of March 31, 2004 and 2003, and December 31, 2003 and our statements of income and cash flows for the three months ended March 31, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs and the correction of the accounting for inventory derivatives. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets or accrued expenses and other current liabilities. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold.

The primary impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on the statements of income was to increase revenue and cost of sales for the three months ended March 31, 2004 and 2003. On the balance sheets at March 31, 2004 and 2003, and December 31, 2003, the principal impact of the restatement was to increase accounts receivable and accounts payable. For the statements of cash flows, there was no impact to net cash from operating activities, investing activities, and financing activities since the changes were to net income and other operating cash flow items.

We also determined that certain of our historical balance sheet accounts were misclassified including inventories, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. Accordingly, the consolidated balance sheets as of March 31, 2004 and 2003, and December 31, 2003 have been adjusted to reflect the correct classifications.

Finally, we have restated our previously reported consolidated statement of cash flows for the three months ended March 31, 2004 and 2003 to reflect the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected presentation, borrowings and repayments are reported on a gross rather than net basis.

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs, to correct the accounting for inventory derivatives and to correct the misclassifications, as described above, on amounts previously reported in the consolidated balance sheets (in thousands):

	As of March 31,
	2004	2004	2003	2003	As of December 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet
Accounts and notes receivable, net	$252,771	$308,511	$182,913	$274,181	$192,119	$243,612
Inventories	32,073	17,165	14,350	9,101	22,940	14,847
Prepaid expenses and other current assets	33,245	32,922	23,440	26,612	20,176	19,948
Total current assets	394,102	434,611	270,503	359,694	311,491	354,663
Total assets	440,304	480,813	320,839	410,030	357,678	400,850
Accounts payable	238,841	277,464	141,241	222,930	172,885	213,945
Accrued salaries and wages	6,034	6,114	5,769	6,091	9,547	9,687
Income taxes payable	2,764	2,764	3,672	3,418	4,423	4,423
Accrued expenses and other current liabilities	15,625	16,526	8,309	13,016	9,987	10,620
Total current liabilities	278,288	317,892	168,389	254,853	204,762	246,595
Total liabilities	282,917	322,521	188,322	274,786	209,299	251,132
Retained earnings	138,106	139,011	118,798	121,525	132,976	134,315
Total stockholders’ equity	157,387	158,292	132,517	135,244	148,379	149,718
Total liabilities and stockholders’ equity	440,304	480,813	320,839	410,030	357,678	400,850

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on amounts previously reported in the consolidated statements of income (in thousands, except earnings per share data):

	For the Three Months ended March 31,
	2004	2004	2003	2003
	Previously Reported	Restated	Previously Reported	Restated
Statement of Income
Revenue	$911,797	$914,596	$658,000	$710,898
Cost of sales	(884,866)	(888,318)	(630,689)	(681,117)
Gross profit	26,931	26,278	27,311	29,781
Salaries and wages	(10,248)	(10,188)	(10,098)	(10,342)
Operating expenses	(19,221)	(19,161)	(20,393)	(20,637)
Income from operations	7,710	7,117	6,918	9,144
Income before income taxes	7,776	7,183	6,665	8,891
Provision for income taxes	(1,822)	(1,663)	(1,397)	(1,948)
Net income	$5,954	$5,520	$5,268	$6,943
Basic earnings per share	$0.55	$0.51	$0.50	$0.66
Diluted earnings per share	$0.52	$0.48	$0.48	$0.63

The following table sets forth the impact of the restatement to correct the presentation of borrowings and repayments under our revolving credit facility on amounts previously reported in the consolidated statements of cash flows (in thousands):

	For the Three Months ended March 31,
	2004	2003
Borrowings under revolving credit facility, as restated	$10,000	$16,000
Repayments under revolving credit facility, as restated	(10,000)	—

Net borrowings under revolving credit facility, previously reported	$—	$16,000

3. Income Taxes

The income tax provision recorded for the three months ended March 31, 2004 and 2003 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Income tax provision	$1,663	$1,948

Effective income tax rate	23.2%	21.9%

The higher effective tax rate for the three months ended March 31, 2004 resulted primarily from changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

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

5. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and a $2.5 million non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. We recorded interest expense of $20 thousand and $28 thousand for the three months ended March 31, 2004 and 2003, respectively.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. For the three months ended March 31, 2003, we did not purchase any of PAFCO’s accounts receivable.

We recorded earnings from the PAFCO aviation joint venture of $409 thousand for the three months ended March 31, 2003. The earnings from aviation joint venture were included in net other income (expense) in the accompanying consolidated statements of income. As of December 31, 2003 and March 31, 2003, amounts due from PAFCO of $280 thousand and $597 thousand, respectively, was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. As a result of the consolidation of PAFCO, we recorded minority interest of $109 thousand for the three months ended March 31, 2004, which was included in net other income (expense) in the accompanying consolidated statements of income.

The following table summarizes the effect of PAFCO on our consolidated results of operations, after elimination of all significant intercompany transactions and profits (in thousands):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Revenue	$49,431	$—

Gross profit	$759	$—

Income from operations	$543	$—

Other (expense) income	$(104)	$381

Provision for income taxes	$(169)	$(147)

Net income	$270	$234

The following table summarizes the effect of PAFCO on our consolidated financial position, after elimination of all significant intercompany transactions and profits (in thousands):

	As of
	March 31, 2004	March 31, 2003	December 31, 2003
	Restated
Accounts and notes receivable	$14,073	$—	$—

Inventories	$6,859	$—	$—

Total assets	$21,559	$—	$—

Total liabilities	$21,559	$—	$—

Included in accounts and notes receivable, as of March 31, 2004, were net receivables due from Signature, a related party, of $7.2 million, net of certain accounts payable and minority interest payable. For the three months ended March 31, 2004, sales to Signature from PAFCO amounted to $26.5 million. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

6. Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation fuel services. Performance measurement and resource allocation for the reportable operating segments are based on many factors. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Significant Accounting Policies (see Note 1).

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Revenue
Marine fuel services	$478,245	$441,270
Aviation fuel services	436,351	269,628

	$914,596	$710,898

Income from operations
Marine fuel services	$4,186	$5,637
Aviation fuel services	6,461	6,215

	10,647	11,852
Corporate overhead	(3,530)	(2,708)

	$7,117	$9,144

	As of
	March 31, 2004	March 31, 2003	December 31, 2003
	Restated	Restated	Restated
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,740 and $6,068 at March 31, 2004 and 2003, respectively, and $5,704 at December 31, 2003	$187,993	$188,778	$162,105
Aviation fuel services, net of allowance for bad debts of $4,947 and $5,729 at March 31, 2004 and 2003, respectively, and $4,834 at December 31, 2003	120,518	85,403	81,507

	$308,511	$274,181	$243,612

Goodwill and identifiable intangible asset:
Marine fuel services, net of amortization of $3,259 and $2,891 at March 31, 2004 and 2003, respectively, and and $3,167 at December 31, 2003	$29,663	$30,031	$29,755
Aviation fuel services, net of amortization of $1,134 at March 31, 2004 and 2003, and December 31, 2003	8,209	8,209	8,209

	$37,872	$38,240	$37,964

Total assets
Marine fuel services	$258,014	$239,578	$228,904
Aviation fuel services	167,310	153,114	143,192
Corporate	55,489	17,338	28,754

	$480,813	$410,030	$400,850

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q/A.

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

Restatement

We have restated our previously reported consolidated balance sheets as of March 31, 2004 and 2003, and December 31, 2003 and our statements of income and cash flows for the three months ended March 31, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs, the correction of the accounting for inventory derivatives, and the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets or accrued expenses and other current liabilities. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold. Under the corrected presentation of borrowings and repayments under our revolving credit facility, such borrowings and repayments are shown on a gross rather than net basis.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 6 to the accompanying consolidated financial statements included in this Form 10-Q/A.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included elsewhere in this Form 10-Q/A, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q/A.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of March 31, 2004 and 2003, we had accounts and notes receivable of $308.5 million and $274.2 million, respectively, net of allowance for bad debts of $10.7 million and $11.8 million, respectively. As of December 31, 2003, we had accounts and notes receivable of $243.6 million, net of allowance for bad debts of $10.5 million.

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

Goodwill and Identifiable Intangible Asset

Goodwill represents our cost in excess of net assets, including identifiable intangible asset, of the acquired companies and the aviation joint venture. The identifiable intangible asset for customer relations existing at the date of acquisition was recorded and is being amortized over its useful life of five years. We accounted for goodwill and identifiable intangible asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three months ended March 31, 2004 and 2003, no goodwill amortization was recorded. For each of the three months ended March 31, 2004 and 2003, we amortized $92 thousand of our identifiable intangible asset.

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

Results of Operations

Overview

Our profitability was favorably impacted in 2004 by increases in business volume for marine and aviation, and lower provision for bad debts and salaries and wages for 2004. Earnings were adversely affected by lower gross profit per metric ton sold in marine and gross profit per gallon sold in aviation, higher other operating expenses, and higher effective tax rates for 2004.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Our revenue for the first quarter of 2004 was $914.6 million, an increase of $203.7 million, or 28.7%, as compared to revenue of $710.9 million for the first quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Marine fuel services	$478,245	$441,270
Aviation fuel services	436,351	269,628

	$914,596	$710,898

Our marine fuel services segment contributed $478.2 million in revenue for the first quarter of 2004, an increase of $37.0 million, or 8.4%, over the corresponding period of the prior year. Of this increase, $118.6 million is attributable to increased business activities. Partially offsetting was a $81.6 million decline in revenue that was price related. The growth in the volume of metric tons sold was primarily due to competitive pricing. Our aviation fuel services segment contributed $436.4 million in revenue for the first quarter of 2004, an increase of $166.7 million, or 61.8%, as compared to the first quarter of 2003. Of the total increase in aviation revenue, higher volume of product sold contributed $162.5 million and the balance, or $4.2 million, was due to an increase in the average sales price. The increase in aviation sales volume was due to new commercial business, as well as growth in the fuel management businesses. Also contributing to the increase in revenue was the consolidation in the first quarter of 2004 of

PAFCO, our aviation joint venture with Signature Flight Support Corporation. This accounting change stems from the implementation of the new accounting pronouncement regarding the consolidation of variable interest entities. See Note 5 to the condensed consolidated financial statements included herein for additional information.

Our gross profit of $26.3 million for the first quarter of 2004 decreased $3.5 million, or 11.8%, as compared to the first quarter of 2003. Our gross margin decreased to 2.9% for the first quarter of 2004, from 4.2% for the first quarter of 2003. Our marine fuel services segment achieved a 2.4% gross margin for the first quarter of 2004, a decrease from the 3.5% gross margin achieved for the first quarter of 2003. The decline in our marine gross margin was largely due to the higher than normal level of gross profit per metric ton earned in 2003, as well as to shifts in the business mix. Our aviation fuel services business achieved a 3.4 % gross margin for the first quarter of 2004, as compared to 5.4% for the first quarter of 2003. The decrease in aviation gross margin reflects our volume growth in our lower margin, high credit quality fuel management business.

Total operating expenses for the first quarter of 2004 were $19.2 million, a decrease of $1.5 million, or 7.2%, as compared to the first quarter of 2003. The decrease in operating expenses was due to a lower provision for bad debts and decreased salaries and wages, partially offset by an increase in other operating expenses. The decrease in salaries and wages was primarily due to lower incentive compensation for sales persons due to lower gross profit, partially offset with new hires to support increased business activities and increases in the accruals for incentive compensation payout for executives. The increase in other operating expenses was primarily due to internal acquisition costs incurred and expensed during the first quarter of 2004 relating to the purchase of the Tramp group of companies.

Our income from operations for the first quarter of 2004 was $7.1 million, as compared to $9.1 million for the first quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2004	2003
	Restated	Restated
Marine fuel services	$4,186	$5,637
Aviation fuel services	6,461	6,215

	10,647	11,852
Corporate overhead	(3,530)	(2,708)

	$7,117	$9,144

The marine fuel services segment earned $4.2 million in income from operations for the first quarter of 2004, a decrease of $1.5 million, or 25.7%, as compared to $5.6 million for the corresponding period of the prior year. This decrease resulted primarily from a 24.5% decrease in gross profit, partially offset by lower operating expenses. The decrease in marine operating expenses was attributable to lower provision for bad debts and decreased salaries and wages. The aviation fuel services segment’s income from operations was $6.5 million for the first quarter of 2004, an increase of $246 thousand, or 4.0%, as compared to the first quarter of 2003. This increase was mainly due to the improvement in gross profit. Corporate overhead costs not charged to the business segments totaled $3.5 million for the first quarter of 2004, as compared to $2.7 million during the first quarter of 2003. The increase in corporate overhead costs was mainly due to increases in salaries and wages and acquisition costs. For explanations of the variances in operating expenses for the first quarter of 2004 as compared to the first quarter of 2003, see the above discussion on operating expenses.

During the first quarter of 2004, we reported $66 thousand in net other income, as compared to net other expense of $253 thousand for the first quarter of 2003. We recorded $109 thousand of minority interest for the first quarter of 2004, which was included in net other income. Included in net other expense during the first quarter of 2003 was equity earnings from our PAFCO aviation joint venture of $381 thousand. Effective January 1, 2004, the results of our aviation joint venture in PAFCO were consolidated into our results of operations with the implementation of new accounting pronouncement regarding the consolidation of variable interest entities. The adjusted positive variance of $809 thousand from the first quarter of 2003 to the first quarter of 2004 was primarily related to net foreign currency exchange gains in Mexico recorded in 2004 as opposed to net foreign currency exchange losses in 2003. Foreign currency gains and losses in Mexico primarily stem from mismatches between our US dollar receivables and Mexican peso payables.

For the first quarter of 2004, our effective tax rate was 23.2%, for an income tax provision of $1.7 million, as compared to 21.9% and an income tax provision of $1.9 million for the first quarter of 2003. The increase in the effective tax rate is primarily a result of changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with their own effective tax rates. However, due to lower income before taxes, our income tax provision for the first quarter of 2004 decreased $285 thousand from the first quarter of 2003.

Net income and diluted earnings per share for the first quarter of 2004 were $5.5 million and $0.48, respectively, as compared to $6.9 million and $0.63 during the same quarter of 2003.

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

We also have a revolving credit facility that permits borrowings of up to $100.0 million with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. The credit facility imposes certain operating and financial restrictions, including restrictions on the payment of dividends in excess of specified amounts. Our failure to comply with the obligations under the credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and may have a material adverse effect on us. As of March 31, 2004, we had no borrowings under the credit facility. Letters of credit of $17.2 million were outstanding, at March 31, 2004, under the credit facility agreement.

Net cash provided by continuing operating activities totaled $858 thousand for the first quarter of 2004, as compared to net cash used in operating activities of $20.8 million for the first quarter of 2003. The change in cash flows from continuing operating activities of $21.7 million was primarily a result of changes in operating assets and liabilities resulting from growth in business volume.

During the first quarter of 2004, net cash used in investing activities relating to capital expenditures was $366 thousand, a decrease of $628 thousand as compared to the first quarter of 2003. This decrease was mainly due to higher expenses in 2003 relating to the relocation of our corporate office.

Net cash used in financing activities was $735 thousand for the first quarter of 2004, as compared to net cash provided by financing activities of $13.8 million for the first quarter of 2003. The change in cash flows from financing activities of $14.6 million primarily results from $16.0 million in net borrowings under our revolving credit facility in 2003, partially offset by an increase in the proceeds from the exercise of stock options of $1.5 million.

Working capital at March 31, 2004 was $116.7 million, representing an increase of $8.7 million from working capital at December 31, 2003. Our accounts and notes receivable, at March 31, 2004, excluding the allowance for bad debts, amounted to $319.2 million, an increase of $65.0 million, as compared to the balance at December 31, 2003. This increase is due to increased business activities for both our marine and aviation segments. At March 31, 2004, the allowance for bad debts of $10.7 million increased by $149 thousand from the balance at December 31, 2003. During the first quarter of 2004, we charged $885 thousand to the provision for bad debts, as compared to $2.7 million for the first quarter of 2003. We have charge-offs in excess of recoveries of $736 thousand for the first quarter of 2004, as compared to $2.0 million for the first quarter of 2003.

As of March 31, 2004, prepaid expenses and other current assets of $32.9 million increased $13.0 million from December 31, 2003. This increase was primarily due to increases in prepaid fuel and an increase in the fair market value of our outstanding derivatives.

Our current liabilities, excluding short-term debt, increased $71.4 million primarily due to increases in accounts payable, customer deposits and accrued expenses and other current liabilities, as compared to the balance at December 31, 2003. Accounts payable and customer deposits increased due to increased business activities as well as a shift in business mix. Long-term debt and short-term debt, in the aggregate, of $2.0 million, decreased by $1.6 million due to repayment of our acquisition debt.

Stockholders’ equity amounted to $158.3 million at March 31, 2004, as compared to $149.7 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $5.5 million in earnings, the exercise of employee stock options and its related income tax benefits totaling $3.6 million, and the amortization of unearned deferred compensation of $275 thousand, partially offset by the declaration of dividends of $825 thousand during the first quarter of 2004.

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

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2004, we had letters of credit outstanding of $17.2 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. The letters of credit were issued under our revolving credit facility and counted against the $100.0 million limit on total borrowings under this facility. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Derivatives

See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this Form 10-Q/A, for a discussion of our purchase and sale commitments and derivatives.

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

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in revenues and expenses in the period that the item is sold. Gains and losses on hedging instruments which represent hedge ineffectiveness and gains and losses on derivative instruments which do not qualify for hedge accounting are included in revenue in the period in which they occur. The resulting cash flows are reported as cash flows from operating activities.

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory.

Cash Flow Hedges

As of March 31, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of March 31, 2004, we had no fair value derivatives.

Non-designated Derivatives

As of March 31, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of March 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2004	Swap	Cash flow	34,750		$152.69	$876
	Sales commitments	Cash flow	34,750		153.88	(876)
	Swap	Non-designated	9,000		116.35	233
	Swap	Non-designated	9,000		116.85	(233)
	Swap	Non-designated		15,463,250	68.25	1,970
	Swap	Non-designated		15,463,250	70.84	(1,970)

2005	Swap	Non-designated	12,000		116.35	311
	Swap	Non-designated	12,000		116.85	(311)

						$—

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

Item 4. Controls and Procedures

In connection with the Original Form 10-Q, as required under Rule 13a-15(e) of the Exchange Act, the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

In March 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to correct its cutoff procedures used to recognize sales and sales related costs as well as the accounting for inventory derivatives. As a result, the Company restated its historical financial statements for the year ended December 31, 2003, the nine months ended December 31, 2002, the year ended March 31, 2002, and the interim periods in 2004 and 2003.

In April 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to correct its presentation of borrowings and repayments under the Company’s revolving credit facility in its statements of cash flows to show these amounts on a gross rather than net basis. Accordingly, the Company restated its consolidated statements of cash flows for the years ended December 31, 2004 and 2003, the nine months ended December 31, 2002, the year ended March 31, 2002, and the interim periods in 2004 and 2003.

The above restatements are described in more detail in Note 2 to the condensed consolidated financial statements.

Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there were material weaknesses in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board.

In connection with the filing of this Form 10-Q/A, the Company’s management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Because of the issues discussed above, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2004. During March 2005 and April 2005, the Company did, however, correct its accounting to recognize sales and sales related costs on an accrual basis, to record changes in the market value of inventory derivatives in the statement of income, and to report borrowings and repayments under the Company’s revolving credit facility on a gross rather than net basis.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer are made at the “reasonable assurance” level.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as part of this Form 10-Q/A:

Exhibit No.	Description
10.1	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders (as defined) and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders, is incorporated by reference to our Quarterly Report on Form 10-Q filed May 6, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

February 26, 2004. We filed a Current Report on Form 8-K to report the results of operations for the three months and fiscal year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Robert S. Tocci
Robert S. Tocci, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)