Form 10-Q/A
period 2004-06-30
WORLD FUEL SERVICES CORP
filed 2005-05-06
CIK 789460

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

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2004 (the “Original Form 10-Q”) to reflect the restatement of our balance sheets as of June 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and six months ended June 30, 2004 and 2003, and our statements of cash flows for the six months ended June 30, 2004 and 2003. The additional consolidated balance sheet for the period as of June 30, 2003 is being provided solely for restatement and comparison purposes. This Form 10Q/A also reflects the correction of misclassifications of certain historical balance sheet accounts. The restatements and the correction of the misclassifications are described in more detail in Note 2 to “Item 1 – Financial Statements.”

As a result of the restatements, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 under the credit facility agreement in short-term debt.

This Form 10Q/A only amends and restates Items 1, 2, 3 and 4 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Form 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 31.4 and 32.1.

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and (ii) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2004 will not be necessarily indicative of the results for the entire fiscal year. World Fuel Services Corporation (“World Fuel”) and Subsidiaries are collectively referred to in this Form 10-Q/A as “we,” “our” and “us.” Certain amounts in prior periods have been reclassified to conform to the current period presentation. The term “Tramp Oil” refers to the Tramp Oil group of companies which we acquired in April 2004. Certain amounts in prior periods have been reclassified to conform to the current period presentation. Reference is made to the “Explanatory Note” preceding the Table of Contents for additional information with respect to this Form 10-Q/A.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2004	June 30, 2003	December 31, 2003
	Restated	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$65,328	$67,576	$76,256
Accounts and notes receivable, net of allowance for bad debts of $11,400 and $11,796 at June 30, 2004 and 2003, respectively, and $10,538 at December 31, 2003	442,653	212,464	243,612
Inventories	22,859	10,120	14,847
Prepaid expenses and other current assets	25,896	20,705	19,948

Total current assets	556,736	310,865	354,663
Property and equipment, net	6,964	7,460	6,963
Other:
Goodwill, net of amortization of $3,565 at June 30, 2004 and 2003 and December 31, 2003	43,188	36,860	36,860
Identifiable intangible assets, net of amortization of $1,190 and $552 at June 30, 2004 and 2003, respectively, and $736 at December 31, 2003	8,210	1,288	1,104
Other assets	5,917	7,055	1,260

	$621,015	$363,528	$400,850

Liabilities
Current liabilities:
Short-term debt	$51,535	$1,493	$1,600
Accounts payable	340,571	184,480	213,945
Customer deposits	10,437	5,319	6,320
Accrued salaries and wages	6,743	8,993	9,687
Income taxes payable	2,578	5,826	4,423
Accrued expenses and other current liabilities	32,242	9,333	10,620

Total current liabilities	444,106	215,444	246,595

Long-term liabilities	4,694	8,861	4,537

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized, 12,765,000 shares issued and outstanding at June 30, 2004 and 2003 and December 31, 2003	128	128	128
Capital in excess of par value	43,434	33,633	34,672
Retained earnings	144,547	124,843	134,315
Unearned deferred compensation	(4,081)	(2,517)	(2,788)
Treasury stock, at cost; 1,403,000 shares and 2,003,000 shares at June 30, 2004 and 2003, respectively, and 1,973,000 at December 31, 2003	(11,813)	(16,864)	(16,609)

	172,215	139,223	149,718

	$621,015	$363,528	$400,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$1,379,956	$618,937	$2,294,552	$1,329,835
Cost of revenue	(1,349,200)	(595,371)	(2,237,518)	(1,276,488)

Gross profit	30,756	23,566	57,034	53,347

Operating expenses:
Salaries and wages	(11,594)	(10,489)	(21,782)	(20,831)
Provision for bad debts	(1,354)	(1,237)	(2,239)	(3,938)
Other	(8,782)	(7,817)	(16,870)	(15,411)

	(21,730)	(19,543)	(40,891)	(40,180)

Income from operations	9,026	4,023	16,143	13,167

Other (expense) income, net:
Interest (expense) income, net	(283)	112	(199)	254
Other, net	(1,170)	370	(1,188)	(25)

	(1,453)	482	(1,387)	229

Income before income taxes	7,573	4,505	14,756	13,396
Provision for income taxes	(1,194)	(381)	(2,857)	(2,329)

Net income	$6,379	$4,124	$11,899	$11,067

Basic earnings per share	$0.58	$0.39	$1.09	$1.04

Basic weighted average shares	11,056	10,600	10,919	10,592

Diluted earnings per share	$0.54	$0.37	$1.02	$1.00

Diluted weighted average shares	11,751	11,118	11,628	11,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2004	2003
	Restated	Restated
Cash flows from operating activities:
Net income	$11,899	$11,067

Adjustments to reconcile net income to net cash provided by operating activities - net of effects from business acquired
Provision for bad debts	2,238	3,938
Depreciation and amortization	1,842	2,239
Deferred income tax benefits	(2,245)	(1,753)
Unearned deferred compensation amortization	679	358
Other non-cash operating charges	330	204
Changes in operating assets and liabilities:
Accounts and notes receivable	(105,144)	(3,824)
Inventories	2,161	(7,069)
Prepaid expenses and other current assets	(7,004)	685
Other assets	(623)	275
Accounts payable	48,044	5,865
Customer deposits	3,447	55
Accrued salaries and wages	(3,945)	3,282
Income taxes payable	1,106	2,464
Accrued expenses and other current liabilities	5,595	(7,214)
Deferred compensation and other long-term liabilities	1,646	243

Total adjustments	(51,873)	(252)

Net cash (used in) provided by operating activities	(39,974)	10,815

Cash flows from investing activities:
Capital expenditures	(1,244)	(2,355)
Acquisition of business, net	12,077	—

Net cash provided by (used in) investing activities	10,833	(2,355)

Cash flows from financing activities:
Dividends paid on common stock	(1,652)	(1,600)
Proceeds from exercise of stock options	6,325	467
Repayment of long term debt	(1,600)	(2,527)
Repayment of assumed bank loans and bank overdrafts	(34,860)	—
Borrowings under revolving credit facility	90,000	22,000
Repayments under revolving credit facility	(40,000)	(17,000)

Net cash provided by financing activities	18,213	1,340

Net (decrease) increase in cash and cash equivalents	(10,928)	9,800
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$65,328	$67,576

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

(Continued)

	For the Six Months ended June 30,
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

	For the Six Months ended June 30,
	2004	2003
Accounts receivable	$(96,135)	$—
Inventories	(10,173)	—
Prepaid, other current assets, and property and equipment	(878)	—
Identifiable intangible assets	(7,560)	—
Goodwill	(6,328)	—
Short-term bank loans and bank overdrafts	34,860	—
Accounts payable	78,582	—
Accrued expenses	7,698
Customer deposits	670	—
Accrued salaries and wages	1,010	—
Income taxes payable	1,262	—
Other current liabilities - remaining purchase price payment	8,314	—
Equity securities issued	755	—

Cash received, net of cash paid	$12,077	$—

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine fuel services business. The preliminary aggregate purchase price for the THL Shares and the TGL Shares was approximately $85.6 million, including acquisition costs of $1.1 million. The final purchase price for the THL Shares and TGL Shares may increase or decrease subject to certain post-closing adjustments. As of June 30, 2004, we have paid approximately $77.3 million of the preliminary aggregate purchase price consisting of $76.6 million in cash and $755 thousand in the form of common stock issued, representing approximately 19 thousand shares and valued using the market value of our common stock on the acquisition date. Upon the finalization of the purchase price, remaining payment will be paid in cash. The acquisition of Tramp Oil, which primarily sells and markets fuel services, was accounted for under the purchase method. Accordingly, the operations of the acquired companies have been included in our operating results since April 2004. At the acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition amounted to $6.3 million. Differences between the final purchase price payment and the estimated remaining purchase price payment of $8.3 million, which was included in accrued expenses and other current liabilities, will be adjusted through goodwill.

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

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated (pro forma)	Restated (pro forma)	Restated (pro forma)
Revenue	$1,379,956	$877,068	$2,553,054	$1,890,297
Net income	$6,379	$5,076	$11,162	$13,245

Earnings per share:
Basic	$0.58	$0.48	$1.02	$1.25
Diluted	$0.54	$0.46	$0.96	$1.19

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

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income:
Net income, as reported	$6,379	$4,124	$11,899	$11,067
Add: Stock-based employee and non- employee director compensation expense included in reported net income, net of related tax effects	250	125	420	222
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(259)	(144)	(439)	(260)

Pro forma net income	$6,370	$4,105	$11,880	$11,029

Basic earnings per share:
As reported	$0.58	$0.39	$1.09	$1.04

Pro forma	$0.58	$0.39	$1.09	$1.04

Diluted earnings per share:
As reported	$0.54	$0.37	$1.02	$1.00

Pro forma	$0.54	$0.37	$1.02	$1.00

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

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory and fixed price purchase commitments.

Cash Flow Hedges

As of June 30, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of June 30, 2004, our fair value derivatives consisted of swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of the derivative are recorded as unrealized gains or losses in cost of sales and with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of June 30, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of June 30, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
(In thousands)
2004	Swap Sales commitments Swap Swap Swap Swap Swap	Cash flow Cash flow Non-designated Non-designated Non-designated Non-designated Fair value	29,900 29,900 94,996 94,996 6,300	8,460,000 8,460,000	$168.63 168.54 144.76 145.76 67.41 68.95 178.50	$718 (718 448 (448 2,052 (2,052 (32	) ) ) )

2005	Sales commitments Swap Swap Swap Swap	Cash flow Cash flow Fair value Non-designated Non-designated	12,000 12,000 42,000 12,000 12,000		182.50 162.00 162.00 116.35 116.85	221 (221 (771 371 (371	) ) )

2006	Swap Swap	Non-designated Non-designated	7,200 7,200		152.40 152.70	11 (11)

2007	Swap Swap	Non-designated Non-designated	3,000 3,000		147.32 147.75	20 (20)

$(803)

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

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 6 for additional information.

2. Restatement of Financial Statements

We have restated our previously reported consolidated balance sheets as of June 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and six months ended June 30, 2004 and 2003, and our statements of cash flows for the six months ended June 30, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs and the correction of the accounting for inventory derivatives. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets or accrued expenses and other current liabilities. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold.

The primary impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on the statements of income was to decrease revenue and cost of sales for the three months ended June 30, 2003 and to increase revenue and cost of sales for the three and six months ended June 30, 2004 and six months ended June 30, 2003. On the balance sheets at June 30, 2004 and 2003, and December 31, 2003, the principal impact of the restatement was to increase accounts receivable and accounts payable. For the statements of cash flows, there was no impact to net cash from operating activities, investing activities, and financing activities since the changes were to net income and other operating cash flow items.

We also determined that certain of our historical balance sheet accounts were misclassified including inventories, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities. Accordingly, the consolidated balance sheets as of June 30, 2004 and 2003, and December 31, 2003 have been adjusted to reflect the correct classifications.

As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 under the credit facility agreement in short-term debt. See Note 3 for additional information on our credit facility.

Finally, we have restated our previously reported consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 to reflect the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected presentation, borrowings and repayments are reported on a gross rather than net basis.

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs, to correct the accounting for inventory derivatives and to correct the misclassifications, as described above, on amounts previously reported in the consolidated balance sheets (in thousands):

	As of June 30,
	2004	2004	2003	2003	As of December 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet
Accounts and notes receivable, net	$367,526	$442,653	$145,901	$212,464	$192,119	$243,612
Inventories	38,007	22,859	13,264	10,120	22,940	14,847
Prepaid expenses and other current assets	27,298	25,896	21,233	20,705	20,176	19,948
Total current assets	498,159	556,736	247,974	310,865	311,491	354,663
Total assets	563,180	621,015	300,637	363,528	357,678	400,850
Accounts payable	283,273	340,571	123,394	184,480	172,885	213,945
Accrued salaries and wages	6,587	6,743	8,830	8,993	9,547	9,687
Income taxes payable	2,885	2,578	5,826	5,826	4,423	4,423
Short-term debt	1,535	51,535	1,493	1,493	1,600	1,600
Accrued expenses and other current liabilities	31,972	32,242	9,099	9,333	9,987	10,620
Total current liabilities	336,689	444,106	153,961	215,444	204,762	246,595
Long-term liabilities	54,694	4,694	8,861	8,861	4,537	4,537
Total liabilities	391,383	448,800	162,822	224,305	209,299	251,132
Retained earnings	144,129	144,547	123,435	124,843	132,976	134,315
Total stockholders’ equity	171,797	172,215	137,815	139,223	148,379	149,718
Total liabilities and stockholders’ equity	563,180	621,015	300,637	363,528	357,678	400,850

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on amounts previously reported in the consolidated statements of income (in thousands, except earnings per share data):

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2004	2004	2003	2003	2004	2004	2003	2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Statement of Income
Revenue	$1,377,378	$1,379,956	$645,918	$618,937	$2,289,175	$2,294,552	$1,303,918	$1,329,835
Cost of sales	(1,345,924)	(1,349,200)	(620,436)	(595,371)	(2,230,790)	(2,237,518)	(1,251,125)	(1,276,488)
Gross profit	31,454	30,756	25,482	23,566	58,385	57,034	52,793	53,347
Salaries and wages	(11,518)	(11,594)	(10,647)	(10,489)	(21,766)	(21,782)	(20,745)	(20,831)
Operating expenses	(21,654)	(21,730)	(19,701)	(19,543)	(40,875)	(40,891)	(40,094)	(40,180)
Income from operations	9,800	9,026	5,781	4,023	17,510	16,143	12,699	13,167
Income before income taxes	8,347	7,573	6,263	4,505	16,123	14,756	12,928	13,396
Provision for income taxes	(1,481)	(1,194)	(820)	(381)	(3,303)	(2,857)	(2,217)	(2,329)
Net income	$6,866	$6,379	$5,443	$4,124	$12,820	$11,899	$10,711	$11,067
Basic earnings per share	$0.62	$0.58	$0.51	$0.39	$1.17	$1.09	$1.01	$1.04
Diluted earnings per share	$0.58	$0.54	$0.49	$0.37	$1.10	$1.02	$0.97	$1.00

The following table sets forth the impact of the restatement to correct the presentation of borrowings and repayments under our revolving credit facility on amounts previously reported in the consolidated statements of cash flows (in thousands):

	For the Six Months ended June 30,
	2004	2003
Borrowings under revolving credit facility, as restated	$90,000	$22,000
Repayments under revolving credit facility, as restated	(40,000)	(17,000)

Net borrowings under revolving credit facility, previously reported	$50,000	$5,000

3. Debt

In December 2003, we obtained a new $100.0 million syndicated revolving credit facility with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. Letters of credit issued under the revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears. The credit facility agreement expires on December 19, 2006. As of June 30, 2004, our outstanding borrowings under this revolving credit facility totaled $50.0 million and our issued letters of credit totaled $17.2 million. Our weighted average daily outstanding borrowings during the six months ended June 30, 2004 and 2003 were $21.3 million and $4.5 million, respectively. Subsequent to June 30, 2004, we repaid $40.0 million of the borrowings previously outstanding under the revolving credit facility.

The credit facility agreement imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement and impair our ability to receive advances and issue letters of credit, which may have a material adverse effect on us. As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 under the credit facility agreement in short-term debt.

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

Substantially all of the letters of credit issued under the $100.0 million syndicated revolving credit facility and the $25.0 million credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

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

Our debt consisted of the following (in thousands, except discount percentage):

	As of
	June 30, 2004	June 30, 2003	December 31, 2003
Borrowings under revolving credit facility	$50,000	$5,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
Non-interest bearing promissory note of $2,500, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $73 and $169 at June 30, 2004 and 2003, respectively, and $112 at December 31, 2003	927	1,331	1,388
Non-interest bearing promissory note of $3,300, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $26 and $102 at June 30, 2004 and 2003, respectively, and $52 at December 31, 2003	1,074	2,098	2,148

Total Debt	52,001	8,429	3,536
Short-term Debt	51,535	1,493	1,600

Long-term Debt	$466	$6,936	$1,936

As of June 30, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year ending December 31,
2005	$51,535
2006	466

$52,001

4. Income Taxes

The income tax provision recorded for the three and six months ended June 30, 2004 and 2003 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Income tax provision	$1,194	$381	$2,857	$2,329

Effective income tax rate	15.8%	8.5%	19.4%	17.4%

The higher effective tax rate for the three and six months ended June 30, 2004 resulted primarily from changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

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

6. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and a $2.5 million non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9.0% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. We recorded interest expense of $20 thousand and $29 thousand for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, we recorded interest expense of $40 thousand and $57 thousand, respectively.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. For the three and six months ended June 30, 2003, we did not purchase any of PAFCO’s accounts receivable.

We recorded an equity loss from the PAFCO aviation joint venture of $219 thousand for the three months ended June 30, 2003 and an equity earning from PAFCO of $190 thousand for the six months ended June 30, 2003. The losses or earnings from aviation joint venture were included in net other income (expense) in the accompanying consolidated statements of income. As of June 30, 2003 and December 31, 2003, amounts due from PAFCO of $280 thousand and $428 thousand, respectively, was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. As a result of the consolidation of PAFCO, we recorded minority interest of $80 thousand and $189 thousand for the three and six months ended June 30, 2004, which was included in net other income (expense) in the accompanying consolidated statements of income.

The following table summarizes PAFCO’s results of operations that are included in our consolidated financial position (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$44,413	$—	$93,844	$—

Gross profit	$727	$—	$1,486	$—

Income from operations	$395	$—	$938	$—

Other (expense) income, net	$(77)	$(248)	$(181)	$133

Income tax (provision) benefit	$(122)	$96	$(291)	$(51)

Net income (loss)	$196	$(152)	$466	$82

The following table summarizes PAFCO’s financial position that are included in our consolidated financial position (in thousands):

	As of
	June 30, 2004	June 30, 2003	December 31, 2003
	Restated
Cash and cash equivalents	$3,980	$—	$—

Accounts and notes receivable	$7,768	$—	$—

Inventories	$5,174	$—	$—

Total assets	$16,564	$—	$—

Total liabilities	$16,564	$—	$—

Included in accounts and notes receivable, as of June 30, 2004, were net receivables from Signature, a related party, of $2.8 million, net of certain accounts payable and minority interest payable. For the three and six months ended June 30, 2004, sales to Signature from PAFCO amounted to $31.1 million and $57.6 million. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue
Marine fuel services	$765,728	$394,483	$1,243,973	$835,753
Aviation fuel services	614,228	224,454	1,050,579	494,082

	$1,379,956	$618,937	$2,294,552	$1,329,835

Income from operations
Marine fuel services	$4,808	$4,563	$8,994	$10,200
Aviation fuel services	7,169	3,479	13,630	9,694

	11,977	8,042	22,624	19,894
Corporate overhead	(2,951)	(4,019)	(6,481)	(6,727)

	$9,026	$4,023	$16,143	$13,167

	As of
	June 30, 2004	June 30, 2003	December 31, 2003
	Restated	Restated	Restated
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,639 and $6,102 at June 30, 2004 and 2003, respectively, and $5,704 at December 31, 2003	$319,033	$140,285	$162,105
Aviation fuel services, net of allowance for bad debts of $5,761 and $5,694 at June 30, 2004 and 2003, respectively, and $4,834 at December 31, 2003	123,620	72,179	81,507

	$442,653	$212,464	$243,612

Goodwill and identifiable intangible assets:
Marine fuel services, net of amortization of $3,621 and $2,983 at June 30, 2004 and 2003, respectively, and $3,167 at December 31, 2003	$43,189	$29,939	$29,755
Aviation fuel services, net of amortization of $1,134 at June 30, 2004 and 2003, and December 31, 2003	8,209	8,209	8,209

	$51,398	$38,148	$37,964

Total assets
Marine fuel services	$423,541	$198,812	$228,904
Aviation fuel services	179,202	151,008	143,192
Corporate	18,272	13,708	28,754

	$621,015	$363,528	$400,850

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

In April 2004, we acquired the operations of Tramp Oil. This acquisition forms part of our worldwide marine fuel services business and was accounted for as purchase. Accordingly, the results of operations of this acquisition were included with our results since the date of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. From January 1, 2001 to December 31, 2003, we used the equity method of accounting to record our share of the earnings and losses of this aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from this aviation joint venture. Effective January 1, 2004, with the implementation of FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Restatement

We have restated our previously reported consolidated balance sheets as of June 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and six months ended June 30, 2004 and 2003, and our statements of cash flows for the six months ended June 30, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs, the correction of the accounting for inventory derivatives, and the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets or accrued expenses and other current liabilities. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold. Under the corrected presentation of borrowings and repayments under our revolving credit facility, such borrowings and repayments are shown on a gross rather than net basis.

As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 under the credit facility agreement in short-term debt.

Reportable Segments

We have two reportable operating businesses: marine and aviation fuel services. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 7 to the accompanying consolidated financial statements included in this Form 10-Q/A.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and general market, economic and other conditions. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of June 30, 2004 and 2003, we had accounts and notes receivable of $442.7 million and $212.5 million, respectively, net of allowance for bad debts of $11.4 million and $11.8 million, respectively. As of December 31, 2003, we had accounts and notes receivable of $243.6 million, net of allowance for bad debts of $10.5 million.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the aviation joint venture. The identifiable intangible assets for customer relations existing at the date of acquisitions were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. Accordingly, for the three and six months ended June 30, 2004 and 2003, no goodwill amortization was recorded. For the three and six months ended June 30, 2004, we amortized $362 thousand and $454 thousand, respectively, of our identifiable intangible assets.

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

Results of Operations

Overview

Comparing the six-month periods ended June 30, 2004 and 2003, our profitability was favorably impacted in 2004 by increases in metric tons sold in marine and aviation sales volume, and a decrease in the provision for bad debts. Earnings were adversely affected by decreases in both the gross profit per metric ton traded in marine and gross profit per gallon sold in aviation, overall increases in salaries and wages and other operating expenses, and non-operating expenses recorded in 2004 versus non-operating income recorded in 2003.

The increase in marine business volume was mainly due to the acquisition of Tramp Oil. The decrease in gross profit per metric ton traded in marine reflects a year-to-year shift in the mix of business that primarily relates to last year’s war in Iraq as well as to the lower margin business of Tramp Oil. In our aviation fuel services segment, the increase in sales volume and decrease in gross profit per gallon were primarily due to growth in our fuel management business, which is a higher credit quality, lower margin business. This increase in fuel management business contributed to a decrease in the provision for bad debts. In addition, we recorded bad debt expenses relating to the write-off of receivables from two international airlines that filed for bankruptcy in 2003. The increases in salaries and wages and other operating expenses were mainly due to the additional operating expenses of Tramp Oil as well as integration costs associated with the acquisition, partially offset by lower accruals for potential performance-based incentive compensation payouts. Negative changes in non-operating items were primarily due to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Our revenue for the second quarter of 2004 was $1.4 billion, an increase of $761.0 million, as compared to revenue of $618.9 million for the second quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2004	2003
	Restated	Restated
Marine fuel services	$765,728	$394,483
Aviation fuel services	614,228	224,454

	$1,379,956	$618,937

Our marine fuel services segment contributed $765.7 million of revenue for the second quarter of 2004, an increase of $371.2 million, or 94.1%, over the second quarter of 2003. Of this increase, $430.0 million is attributable to increased business activities. Partially offsetting was a $58.8 million decline in revenue that was price related. The increase in volume of marine fuel sold was largely the result of the Tramp Oil acquisition. Our aviation fuel services segment contributed $614.2 million of revenue for the second quarter of 2004, an increase of $389.8 million, as compared to the second quarter of 2003. Of the total increase in aviation revenue, higher volume of product sold contributed $254.1 million and the balance, or $135.7 million, was due to an increase in the average sales price. The increase in aviation sales volume was mainly due to growth in our fuel management business as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature Flight Support (“Signature.”) This change in accounting stems from the recent accounting pronouncement FIN No. 46, “Consolidation of Variable Interest Entities,” described in Note 1 to the financial statements included in this report. Prior to the consolidation of PAFCO, we recognized our share of the profits of PAFCO as other non-operating income.

Our gross profit of $30.8 million for the second quarter of 2004 increased $7.2 million, or 30.5%, as compared to the second quarter of 2003. However, our gross margin decreased to 2.2% for the second quarter of 2004, from 3.8% for the second quarter of 2003. Our marine fuel services segment achieved a 1.9% gross margin for the second quarter of 2004 versus 3.3% for the second quarter of 2003. This lower gross margin is attributable to a year-to-year shift in the mix of business that primarily relates to last year’s war in Iraq. Our aviation fuel services business achieved a 2.6% gross margin for the second quarter of 2004 as compared to 4.7% for the second quarter of 2003. The decrease in aviation gross margin reflects business volume growth in our lower margin fuel management business.

Total operating expenses for the second quarter of 2004 were $21.7 million, an increase of $2.2 million, or 11.2%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses, which were due to the additional operating expenses of Tramp Oil. Partially offsetting the additional operating expenses of Tramp Oil were decreases in salaries and wages of $540 thousand and other operating expenses of $270 thousand. Salaries and wages decreased mainly due to a reduction in the accruals for potential performance-based incentive compensation payouts. The decrease in other operating expenses was primarily due to the recording of accelerated computer software amortization expense during the second quarter of 2003, partially offset by increases in insurance costs, independent directors’ compensation, and business travel due, in part, to the integration of Tramp Oil.

Our income from operations for the second quarter of 2004 was $9.0 million, an increase of $5.0 million, as compared to $4.0 million for the second quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2004	2003
	Restated	Restated
Marine fuel services	$4,808	$4,563
Aviation fuel services	7,169	3,479

	11,977	8,042
Corporate overhead	(2,951)	(4,019)

	$9,026	$4,023

Our marine fuel services segment earned $4.8 million in income from operations for the second quarter of 2004, an increase of $245 thousand, or 5.4%, as compared to the second quarter of 2003. This increase was entirely due to the additional operating income provided by Tramp Oil. Partially offsetting was the recording of unrealized losses on our outstanding inventory derivative totaling $740 thousand at June 30, 2004. Our aviation fuel services segment’s income from operations was $7.2 million for the second quarter of 2004, an increase of $3.7 million, as compared to $3.5 million for the second quarter of 2003. This improvement was due to a 51.2% growth in gross profit due to business volume growth as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $3.0 million for the second quarter of 2004, a decrease of $1.1 million, or 26.6%, as compared to the second quarter of 2003. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense during the second quarter of 2003.

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

For the second quarter of 2004, our effective tax rate was 15.8%, for an income tax provision of $1.2 million, as compared to 8.5% and an income tax provision of $381 thousand for the second quarter of 2003. The higher effective tax rate for the second quarter of 2004 resulted primarily from changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

Net income for the second quarter of 2004 was $6.4 million, an increase of $2.3 million, or 54.7%, as compared to $4.1 million for the second quarter of 2003. Diluted earnings per share for the second quarter of 2004 was $0.54 per share, an increase of $0.17 per share, or 45.9%, as compared to $0.37 per share for the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our revenue for the first six months of 2004 was $2.3 billion, an increase of $964.7 million, or 72.5%, as compared to revenue of $1.3 billion for the corresponding period in 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2004	2003
	Restated	Restated
Marine fuel services	$1,243,973	$835,753
Aviation fuel services	1,050,579	494,082

	$2,294,552	$1,329,835

Our marine fuel services segment contributed $1.24 billion in revenue for the first six months of 2004, an increase of $408.2 million, or 48.8%, over the same period in 2003. Of this increase, $548.6 million is attributable to increased business activities. Partially offsetting was a $140.4 million decline in revenue that was price related. The increase in the volume of marine fuel sold was due, in part, to the acquisition of Tramp Oil as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $1.05 billion in revenue for the first six months of 2004, an increase of $556.5 million, as compared to $494.1 million for first six months of 2003. Of the total increase in aviation revenue, higher volume of product sold contributed $416.6 million and the balance, or $139.9 million, was due to an increase in the average sales price. The increase in aviation sales volume was mainly due to new fuel management business, as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature.

Our gross profit of $57.0 million for the first six months of 2004 increased $3.7 million, or 6.9%, as compared to the corresponding period in 2003. However, our gross margin decreased to 2.5% for the first six months of 2004, from 4.0% for the first six months of 2003. Our marine fuel services segment achieved a 2.1% gross margin for the first six months of 2004 versus a 3.4% for the same period in 2003. This lower gross margin is attributable to a year-to-year shift in the mix of business primarily relating to last year’s war in Iraq. Our aviation fuel services business achieved a 2.9% gross margin for the first six months of 2004, as compared to 5.1% for the first six months of 2003. The decrease in aviation gross margin reflects the business volume growth in our lower margin fuel management business.

Total operating expenses for the first six months of 2004 were $40.9 million, an increase of $711 thousand, or 1.8%, as compared to the same period in 2003. The increase in operating expenses was due to increases in salaries and wages and other operating expenses, partially offset by a decrease in the provision for bad debts. The increases in salaries and wages and other operating expenses were mainly due to the additional operating expenses of Tramp Oil as well as increased insurance costs, independent directors’ compensation, and business travel due, in part, to the integration of Tramp Oil, partially offset by lower accruals for potential performance-based incentive compensation payouts and accelerated computer software amortization expenses recorded during the first six months of 2003. The decrease in the provision for bad debts reflects the growth of our higher credit quality fuel management business as well as bad debt expenses recorded in 2003 for the write-offs of receivables from two international airlines that filed for bankruptcy.

Our income from operations for the first six months of 2004 was $16.1 million, an increase of $3.0 million, or 22.6%, over the same period in 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2004	2003
	Restated	Restated
Marine fuel services	$8,994	$10,200
Aviation fuel services	13,630	9,694

	22,624	19,894
Corporate overhead	(6,481)	(6,727)

	$16,143	$13,167

Our marine fuel services segment earned $9.0 million in income from operations for the first six months of 2004, a decrease of $1.2 million, or 11.8%, as compared to the corresponding period in 2003. This decrease resulted primarily from a 7.1% decrease in gross profit, partially offset by lower operating expenses. This lower gross profit is attributable to a year-to-year shift in the mix of business primarily relating to last year’s war in Iraq as well as the recording of unrealized losses on our outstanding inventory derivative at June 30, 2004, while the decrease in marine operating expenses was attributable to a lower provision for bad debts and decreased salaries and wages. Our aviation fuel services segment’s income from operations was $13.6 million for the first six months of 2004, an increase of $3.9 million, or 40.6%, as compared to the same period in 2003. This improvement was due to a 22.7% increase in gross profit due to business volume growth, as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher operating expenses. Corporate overhead costs not charged to the business segments totaled $6.5 million for the first six months of 2004, a decrease of $246 thousand, or 3.7%, as compared to the same period of the prior year. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense during the second quarter of 2003, partially offset by increases in other operating expenses. For an explanation of the increases in other operating expenses, see the above discussion on operating expenses.

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

For the first six months of 2004, our effective tax rate was 19.4%, for an income tax provision of $2.9 million, as compared to 17.4% and an income tax provision of $2.3 million for the first six months of 2003. The higher effective tax rate for the first six months of 2004 results primarily from changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with their own effective tax rates.

Net income for the first six months of 2004 was $11.9 million, an increase of $832 thousand, or 7.5%, as compared to $11.1 million for the corresponding period in 2003. Diluted earnings per share for the first six months of 2004 was $1.02 per share, an increase of $0.02 per share, or 2.0%, as compared to $1.00 per share for the same period in 2003.

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

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. We have a revolving credit facility that permits borrowings of up to $100.0 million with a sublimit of $40.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2004, our outstanding borrowings under this credit facility totaled $50.0 million, and issued letters of credit totaling $17.2 million. Subsequent to June 30, 2004, we have repaid $40.0 million of the borrowings previously outstanding under the revolving credit facility. The credit facility agreement imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility, impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 under the credit facility agreement in short-term debt.

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

Net cash used in operating activities was $40.0 million for the first six months of 2004 versus net cash provided by operating activities of $10.8 million for the corresponding period in 2003. The change in cash flows of $50.8 million was primarily due to net increases in operating assets due to increased business volume in our aviation and marine segments, due in part to the acquisition of Tramp Oil.

Net cash provided by investing activities was $10.8 million for the first six months of 2004 versus net cash used in investing activities of $2.4 million for the same period in 2003. The change in cash flows of $13.2 million resulted from a reduction in capital expenditures of $1.1 million and net cash received as a result of the acquisition of Tramp Oil. As of June 30, 2004, we received cash of $88.7 million and paid cash of $76.6 million in connection with the acquisition.

Net cash provided by financing activities was $18.2 million for the first six months of 2004, an increase of $16.9 million from the corresponding period in 2003. This increase was primarily due to increases in net borrowings of $45.0 million from our revolving credit facility, and proceeds of $5.9 million from stock option exercises, partially offset by $34.9 million used to repay assumed bank loans and bank overdrafts from Tramp Oil.

Working capital at June 30, 2004 was $112.6 million, an increase of $4.6 million from working capital at December 31, 2003. Our accounts and notes receivable at June 30, 2004, excluding the allowance for bad debts, amounted to $454.1 million, an increase of $199.9 million, as compared to the balance at December 31, 2003. At June 30, 2004, the allowance for bad debts of $11.4 million increased by $862 thousand from the balance at December 31, 2003. During the six months ended June 30, 2004, we charged $2.2 million to the provision for bad debts and had charge-offs in excess of recoveries of $1.4 million. The increase in accounts and notes receivable was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil.

As of June 30, 2004, prepaid expenses and other current assets of $25.9 million increased $5.9 million from December 31, 2003. This increase was primarily due to the mark-to-market of our outstanding derivatives at June 30, 2004 and prepaid fuel, and a higher VAT receivable balance.

Our current liabilities, excluding short-term debt, increased $147.6 million primarily due to additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil. Long-term and short-term debt, in the aggregate, increased by $48.5 million due to net borrowings of $50.0 million under our $100.0 million revolving credit facility, partially offset by the repayment of our acquisition debt.

Stockholders’ equity amounted to $172.2 million at June 30, 2004, an increase of $22.5 million, as compared to $149.7 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $11.9 million in earnings, the exercise of employee and non-employee director stock options of $6.3 million, the recording of income tax benefits on the stock option exercises $4.2 million, the amortization of unearned deferred compensation of $679 thousand, partially offset by the declaration of dividends of $1.7 million.

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

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2004, we had letters of credit outstanding of $46.5 million, as compared to $16.1 million in letters of credit outstanding as of December 31, 2003. For additional information on letters of credit, see Note 3 to the accompanying condensed consolidated financial statements included in this Form 10-Q/A.

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

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 6 in the Notes to the Notes to the Consolidated Financial Statements in Item 1 of this report for additional information.

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

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory and fixed price purchase commitments.

Cash Flow Hedges

As of June 30, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of June 30, 2004, our fair value derivatives consisted of swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of the derivative are recorded as unrealized gains or losses in cost of sales and with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of June 30, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of June 30, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
(In thousands)
2004	Swap Sales commitments Swap Swap Swap Swap Swap	Cash flow Cash flow Non-designated Non-designated Non-designated Non-designated Fair value	29,900 29,900 94,996 94,996 6,300	8,460,000 8,460,000	$168.63 168.54 144.76 145.76 67.41 68.95 178.50	$718 (718 448 (448 2,052 (2,052 (32	) ) ) )

2005	Sales commitments Swap Swap Swap Swap	Cash flow Cash flow Fair value Non-designated Non-designated	12,000 12,000 42,000 12,000 12,000		182.50 162.00 162.00 116.35 116.85	221 (221 (771 371 (371	) ) )

2006	Swap Swap	Non-designated Non-designated	7,200 7,200		152.40 152.70	11 (11)

2007	Swap Swap	Non-designated Non-designated	3,000 3,000		147.32 147.75	20 (20)

$(803)

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

Item 4. Controls and Procedures

In connection with the Original Form 10-Q, as required under Rule 13a-15(e) of the Exchange Act, the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

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

In connection with the filing of this Form 10-Q/A, the Company’s management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Because of the issues discussed above, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2004. During March 2005 and April 2005, the Company did, however, correct its accounting to recognize sales and sales related costs on an accrual basis, to record changes in the market value of inventory derivatives in the statement of income, and to report borrowings and repayments under the Company’s revolving credit facility on a gross rather than net basis.

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