Form 10-Q/A
period 2004-09-30
WORLD FUEL SERVICES CORP
filed 2005-05-06
CIK 789460

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

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2004 (the “Original Form 10-Q”) to reflect the restatement of our balance sheets as of September 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and nine months ended September 30, 2004 and 2003, and our statements of cash flows for the nine months ended September 30, 2004 and 2003. The additional consolidated balance sheet as of September 30, 2003 is being provided solely for restatement and comparison purposes. This Form 10Q/A also reflects the correction of misclassifications of certain historical balance sheet accounts. The restatements and the correction of the misclassifications are described in more detail in Note 2 to “Item 1 – Financial Statements.”

As a result of the restatements, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at September 30, 2004 under the credit facility agreement in short-term debt.

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

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and (ii) an amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2004 will not necessarily be indicative of the results for the entire fiscal year. World Fuel Services Corporation (“World Fuel”) and Subsidiaries are collectively referred to in this Form 10-Q/A as “we,” “our” and “us.” The term “Tramp Oil” refers to the Tramp Oil group of companies which we acquired in April 2004. Certain amounts in prior periods have been reclassified to conform to the current period presentation. Reference is made to the “Explanatory Note” preceding the Table of Contents for additional information with respect to this Form 10-Q/A.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, cash flows and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, but are not limited to, quarterly fluctuations in results; the management of growth and integration of Tramp Oil and other acquired businesses; fluctuations in world oil prices or foreign currency; changes in political, economic, regulatory or environmental conditions; the loss of key customers, suppliers or members of senior management; uninsured losses; competition; credit risk associated with accounts and notes receivable; and other risks detailed in this report and in our other Securities and Exchange Commission filings. A more detailed description of the principal risks in our business is set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K Report”). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2004	September 30, 2003	December 31, 2003
	Restated	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$57,526	$65,520	$76,256
Accounts and notes receivable, net of allowance for bad debts of $11,670 and $11,710 at September 30, 2004 and 2003, respectively, and $10,538 at December 31, 2003	502,831	212,118	243,612
Inventory	38,920	10,348	14,847
Prepaid expenses and other current assets	36,158	26,962	19,948

Total current assets	635,435	314,948	354,663
Property and equipment, net	7,278	7,032	6,963
Other:
Goodwill, net of accumulated amortization of $3,565 at September 30, 2004 and 2003 and December 31, 2003	43,188	36,860	36,860
Identifiable intangible asset, net of amortization of $1,552 and $644 at September 30, 2004 and 2003, respectively, and $736 at December 31, 2003	7,848	1,196	1,104
Other assets	6,958	4,065	1,260

	$700,707	$364,101	$400,850

Liabilities
Current liabilities:
Short-term debt	$36,567	$1,546	$1,600
Accounts payable	410,453	136,254	213,945
Customer deposits	23,954	6,000	6,320
Accrued salaries and wages	8,813	10,326	9,687
Income taxes payable	2,684	5,413	4,423
Accrued expenses and other current liabilities	36,382	51,228	10,620

Total current liabilities	518,853	210,767	246,595

Long-term liabilities	4,569	8,872	4,537

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 12,765,000 shares issued and outstanding at September 30, 2004 and 2003 and December 31, 2003	128	128	128
Capital in excess of par value	44,192	34,561	34,672
Retained earnings	149,131	129,501	134,315
Unearned deferred compensation	(4,703)	(2,987)	(2,788)
Treasury stock, at cost; 1,361,000 shares and 1,988,000 shares at September 30, 2004 and 2003, respectively, and 1,973,000 at December 31, 2003	(11,463)	(16,741)	(16,609)

	177,285	144,462	149,718

	$700,707	$364,101	$400,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$1,568,974	$629,428	$3,863,526	$1,959,263
Cost of revenue	(1,539,300)	(605,135)	(3,776,818)	(1,881,623)

Gross profit	29,674	24,293	86,708	77,640

Operating expenses:
Salaries and wages	(13,494)	(9,164)	(35,276)	(29,995)
Provision for bad debts	(572)	(1,535)	(2,811)	(5,473)
Other	(9,297)	(6,638)	(26,167)	(22,049)

	(23,363)	(17,337)	(64,254)	(57,517)

Income from operations	6,311	6,956	22,454	20,123

Other (expense) income, net:
Interest (expense) income, net	(210)	194	(409)	448
Other, net	122	(111)	(1,066)	(136)

	(88)	83	(1,475)	312

Income before income taxes	6,223	7,039	20,979	20,435
Provision for income taxes	(784)	(1,574)	(3,641)	(3,903)

Net income	$5,439	$5,465	$17,338	$16,532

Basic earnings per share	$0.49	$0.51	$1.58	$1.56

Basic weighted average shares	11,170	10,631	11,004	10,604

Diluted earnings per share	$0.46	$0.49	$1.48	$1.49

Diluted weighted average shares	11,816	11,204	11,691	11,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2004	2003
	Restated	Restated
Cash flows from operating activities:
Net income	$17,338	$16,532

Adjustments to reconcile net income to net cash provided by operating activities - net of effects from business acquired
Provision for bad debts	2,811	5,473
Depreciation and amortization	2,781	3,038
Deferred income tax benefits	(3,401)	(1,273)
Unearned deferred compensation amortization	1,162	620
Other non-cash operating charges (credits)	350	(22)
Changes in operating assets and liabilities:
Accounts and notes receivable	(165,895)	(5,013)
Inventory	(13,900)	(7,297)
Prepaid expenses and other current assets	(16,894)	(2,601)
Other assets	(880)	84
Accounts payable	117,926	(42,361)
Customer deposits	16,964	736
Accrued salaries and wages	(1,875)	4,615
Income taxes payable	1,212	2,229
Accrued expenses and other current liabilities	9,723	34,667
Deferred compensation and other non-current liabilities	1,551	264

Total adjustments	(48,365)	(6,841)

Net cash (used in) provided by operating activities	(31,027)	9,691

Cash flows from investing activities:
Capital expenditures	(2,135)	(2,635)
Acquisition of business, net	12,077	—

Net cash provided by (used in) investing activities	9,942	(2,635)

Cash flows from financing activities:
Dividends paid on common stock	(2,495)	(2,393)
Proceeds from exercise of stock options	6,310	608
Repayment of long term debt	(1,600)	(2,527)
Repayment of assumed bank loans and bank overdrafts	(34,860)	—
Borrowings under revolving credit facility	160,000	27,000
Repayments under revolving credit facility	(125,000)	(22,000)

Net cash provided by financing activities	2,355	688

Net (decrease) increase in cash and cash equivalents	(18,730)	7,744
Cash and cash equivalents, at beginning of period	76,256	57,776

Cash and cash equivalents, at end of period	$57,526	$65,520

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Nine Months ended September 30,
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

	For the Nine Months ended September 30,
	2004	2003
Accounts receivable	$(96,135)	$—
Inventory	(10,173)	—
Prepaid, other current assets, and property and equipment	(878)	—
Identifiable intangible assets	(7,560)	—
Goodwill	(6,328)	—
Short-term bank loans and bank overdrafts	34,860	—
Accounts payable	78,582	—
Accrued expenses	7,698
Customer deposits	670	—
Accrued salaries and wages	1,010	—
Income taxes payable	1,262	—
Other current liabilities - remaining purchase price payment	8,314	—
Equity securities issued	755	—

Cash received, net of cash paid	$12,077	$—

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine fuel services business. The preliminary aggregate purchase price for the THL Shares and the TGL Shares was approximately $85.6 million, including acquisition costs of $1.1 million. The final purchase price for the THL Shares and TGL Shares may increase or decrease subject to certain post-closing adjustments. As of September 30, 2004, we have paid approximately $77.3 million of the preliminary aggregate purchase price, consisting of $76.6 million in cash and $755 thousand in the form of common stock issued, representing approximately 19 thousand shares and valued using the market value of our common stock on the acquisition date. Upon the finalization of the purchase price, the remaining balance of the purchase price will be paid in cash. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of the acquired companies have been included in our operating results since April 2004. At the acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, amounted to $6.3 million. Differences between the final purchase price allocation and the preliminary purchase price allocation, including the estimated remaining balance of the purchase price of $8.3 million, which was included in accrued expenses and other current liabilities at September 30, 2004, will be adjusted through goodwill.

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

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated (pro forma)	Restated (pro forma)	Restated (pro forma)
Revenue	$1,568,974	$851,811	$4,122,028	$2,742,108
Net income	$5,439	$6,765	$16,601	$20,010

Earnings per share:
Basic	$0.49	$0.64	$1.51	$1.88
Diluted	$0.46	$0.60	$1.42	$1.80

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

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net income:
Net income, as reported	$5,439	$5,465	$17,338	$16,532
Add: Stock-based employee and non- employee director compensation expense included in reported net income, net of related tax effects	300	162	720	384
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(181)	(749)	(441)

Pro forma net income	$5,429	$5,446	$17,309	$16,475

Basic earnings per share:
As reported	$0.49	$0.51	$1.58	$1.56

Pro forma	$0.49	$0.51	$1.57	$1.55

Diluted earnings per share:
As reported	$0.46	$0.49	$1.48	$1.49

Pro forma	$0.46	$0.49	$1.48	$1.48

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

Cash Flow Hedges

As of September 30, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of September 30, 2004, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory and swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of the future derivatives are recorded in revenue and prepaid expenses and other current assets and of the swap derivatives are recorded as unrealized gains or losses in cost of sales and with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of September 30, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of September 30, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Amount		Average Underlying Prices	Fair Value Asset (Liability)
			Marine (metric tons)	Aviation (gallons)
						(In thousands)
2004	Swap	Cash flow	11,900		$158.92	$477
	Sales commitments	Cash flow	11,900		157.75	(477)
	Swap	Non-designated	63,947		170.03	814
	Swap	Non-designated	63,947		171.00	(814)
	Swap	Non-designated		4,400,000	99.20	2,605
	Swap	Non-designated		4,400,000	101.20	(2,605)
	Swap	Fair value	2,850		184.00	(27)
	Futures	Fair value		5,712,000	138.61	(314)

2005	Swap Sales commitments Swap Swap Swap	Cash flow Cash flow Non-designated Non-designated Fair value	12,000 12,000 57,000 57,000 42,000		162.00 182.50 154.21 154.70 162.00	378 (378 1,176 (1,176 (1,323	) ) )

2006	Swap Swap	Non-designated Non-designated	7,200 7,200		152.40 152.70	171 (171)

2007	Swap Swap	Non-designated Non-designated	3,000 3,000		147.32 147.75	87 (87)

						$(1,664)

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

2. Restatement of Financial Statements

We have restated our previously reported consolidated balance sheets as of September 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and nine months ended September 30, 2004 and 2003, and our statements of cash flows for the nine months ended September 30, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs and the correction of the accounting for inventory derivatives. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, realized or unrealized gains and losses are recorded in the statements of income. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold.

The primary impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on the statements of income was to decrease revenue and cost of sales for the three months ended September 30, 2003 and to increase revenue and cost of sales for the three and nine months ended September 30, 2004 and nine months ended September 30, 2003. On the balance sheets at September 30, 2004 and 2003, and December 31, 2003, the principal impact of the restatement was to increase accounts receivable and accounts payable. For the statements of cash flows, there was no impact to net cash from operating activities, investing activities, and financing activities since the changes were to net income and other operating cash flow items.

We also determined that certain of our historical balance sheet accounts were misclassified including inventories, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities. Accordingly, the consolidated balance sheets as of September 30, 2004 and 2003, and December 31, 2003 have been adjusted to reflect the correct classifications.

As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at September 30, 2004 under the credit facility agreement in short-term debt See Note 3 for additional information on our credit facility.

Finally, we have restated our previously reported consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 to reflect the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected presentation, borrowings and repayments are reported on a gross rather than net basis.

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs, to correct the accounting for inventory derivatives and to correct the misclassifications, as described above, on amounts previously reported in the consolidated balance sheets (in thousands):

	As of September 30,				As of December 31, 2003
	2004	2004	2003	2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet
Accounts and notes receivable, net	$434,839	$502,831	$167,552	$212,118	$192,119	$243,612
Inventories	60,549	38,920	16,573	10,348	22,940	14,847
Prepaid expenses and other current assets	37,992	36,158	27,460	26,962	20,176	19,948
Total current assets	590,906	635,435	277,105	314,948	311,491	354,663
Total assets	656,920	700,707	326,258	364,101	357,678	400,850
Short-term debt	1,567	36,567	1,546	1,546	1,600	1,600
Accounts payable	365,575	410,453	100,343	136,254	172,885	213,945
Accrued salaries and wages	8,728	8,813	10,197	10,326	9,547	9,687
Income taxes payable	2,815	2,684	5,443	5,413	4,423	4,423
Accrued expenses and other current liabilities	36,317	36,382	50,734	51,228	9,987	10,620
Total current liabilities	438,956	518,853	174,263	210,767	204,762	246,595
Long-term liabilities	39,569	4,569	8,872	8,872	4,537	4,537
Total liabilities	478,525	523,422	183,135	219,639	209,299	251,132
Retained earnings	150,241	149,131	128,162	129,501	132,976	134,315
Total stockholders’ equity	178,395	177,285	143,123	144,462	148,379	149,718
Total liabilities and stockholders’ equity	656,920	700,707	326,258	364,101	357,678	400,850

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and to correct the accounting for inventory derivatives on amounts previously reported in the consolidated statements of income (in thousands, except earnings per share data):

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2004	2004	2003	2003	2004	2004	2003	2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Statement of Income
Revenue	$1,579,371	$1,568,974	$652,301	$629,428	$3,868,546	$3,863,526	$1,956,219	$1,959,263
Cost of sales	(1,547,339)	(1,539,300)	(627,766)	(605,135)	(3,778,129)	(3,776,818)	(1,878,891)	(1,881,623)
Gross profit	32,032	29,674	24,535	24,293	90,417	86,708	77,328	77,640
Salaries and wages	(13,566)	(13,494)	(9,198)	(9,164)	(35,332)	(35,276)	(29,943)	(29,995)
Operating expenses	(23,435)	(23,363)	(17,371)	(17,337)	(64,310)	(64,254)	(57,465)	(57,517)
Income from operations	8,597	6,311	7,164	6,956	26,107	22,454	19,863	20,123
Income before income taxes	8,509	6,223	7,247	7,039	24,632	20,979	20,175	20,435
Provision for income taxes	(1,542)	(784)	(1,713)	(1,574)	(4,845)	(3,641)	(3,930)	(3,903)
Net income	$6,967	$5,439	$5,534	$5,465	$19,787	$17,338	$16,245	$16,532
Basic earnings per share	$0.62	$0.49	$0.52	$0.51	$1.80	$1.58	$1.53	$1.56
Diluted earnings per share	$0.59	$0.46	$0.49	$0.49	$1.69	$1.48	$1.46	$1.49

The following table sets forth the impact of the restatement to correct the presentation of borrowings and repayments under our revolving credit facility on amounts previously reported in the consolidated statements of cash flows (in thousands):

	For the Nine Months ended September 30,
	2004	2003
Borrowings under revolving credit facility, as restated	$160,000	$27,000
Repayments under revolving credit facility, as restated	(125,000)	(22,000)

Net borrowings under revolving credit facility, previously reported	$35,000	$5,000

3. Debt

In September 2004, the credit agreement relating to our syndicated revolving credit facility (the “Credit Agreement”) was amended to increase available borrowings under the revolving credit facility to $145.0 million and to provide us with the option to increase available borrowings to $150.0 million. Pursuant to the amendment, our sublimit for the issuance of letters of credit was increased to $60.0 million. In October 2004, we exercised our option to increase our available borrowings under the revolving credit facility to $150.0 million. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. Borrowings under the revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined. Letters of credit issued under the revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears. The Credit Agreement expires on December 19, 2006. As of September 30, 2004, our outstanding borrowings under the revolving credit facility totaled $35.0 million and our issued letters of credit totaled $18.9 million. Our weighted average daily outstanding borrowings during the nine months ended September 30, 2004 and 2003 were $21.5 million and $5.2 million, respectively.

The Credit Agreement imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Agreement, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at September 30, 2004 under the credit facility agreement in short-term debt.

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

Our debt consisted of the following (in thousands):

	As of
	September 30, 2004	December 31, 2003
Borrowings under syndicated revolving credit facility	$35,000	$—
Promissory notes issued in connection with business acquisitions, including the investment in aviation joint venture:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9.0%) of $53 thousand and $112 thousand at September 30, 2004 and December 31, 2003, respectively.	947	1,388
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5.0%) of $13 thousand and $52 thousand at September 30, 2004 and December 31, 2003, respectively.	1,087	2,148

Total Debt	37,034	3,536
Short-term Debt	36,567	1,600

Long-term Debt	$467	$1,936

As of September 30, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year ending December 31,
2005	$36,567
2006	467

$37,034

4. Income Taxes

The income tax provision recorded for the three and nine months ended September 30, 2004 and 2003 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Income tax provision	$784	$1,574	$3,641	$3,903

Effective income tax rate	12.6%	22.4%	17.4%	19.1%

The lower effective tax rate for the three and nine months ended September 30, 2004 resulted primarily from changes in the operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

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

As described in our 2003 10-K Report, we are also involved in other material legal proceedings. There has been no material development in those proceedings since the filing of our 2003 10-K Report.

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

6. Aviation Joint Venture

In December 2000, we entered into a joint venture with Signature Flight Support Corporation (“Signature”) through the acquisition of a 50% equity interest in PAFCO LLC (“PAFCO”) from Signature. We paid Signature $1.0 million in cash and a $2.5 million non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $558 thousand is being amortized as interest expense over a five-year term using the interest method. We recorded interest expense of $19 thousand and $28 thousand for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, we recorded interest expense of $59 thousand and $85 thousand.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. For the three and nine months ended September 30, 2003, we did not purchase any of PAFCO’s accounts receivable.

We recorded earnings from the PAFCO aviation joint venture of $271 thousand and $460 thousand for the three and nine months ended September 30, 2003. The earnings from aviation joint venture were included in net other income (expense) in the accompanying consolidated statements of income. As of December 31, 2003 and September 30, 2003, amounts due from PAFCO of $280 thousand and $61 thousand, respectively, was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prior to January 1, 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 1, 2004, with the implementation of the FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. As a result of the consolidation of PAFCO, we recorded minority interest of $62 thousand and $251 thousand for the three and nine months ended September 30, 2004, which was included in net other income (expense) in the accompanying consolidated statements of income.

The following table summarizes PAFCO’s results of operations that are included in our consolidated financial position (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$44,732	$—	$136,074	$—

Gross profit	$651	$—	$2,137	$—

Income from operations	$302	$—	$1,240	$—

Other (expense) income, net	$(53)	$242	$(234)	$375

Income tax provision	$(96)	$(93)	$(387)	$(144)

Net income (loss)	$153	$149	$619	$231

The following table summarizes PAFCO’s financial position that are included in our consolidated financial position (in thousands):

	As of
	September 30, 2004	September 30, 2003	December 31, 2003
	Restated
Cash and cash equivalents	$3,093	$—	$—

Accounts and notes receivable	$8,026	$—	$—

Inventory	$4,760	$—	$—

Total assets	$15,790	$—	$—

Total liabilities	$15,790	$—	$—

Included in accounts and notes receivable, as of September 30, 2004, were net receivables from Signature, a related party, of $4.6 million, net of certain accounts payable and minority interest payable. For the three and nine months ended September 30, 2004, sales to Signature from PAFCO amounted to $31.9 million and $89.5 million. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue
Marine fuel services	$834,822	$376,954	$2,078,795	$1,212,707
Aviation fuel services	734,152	252,474	1,784,731	746,556

	$1,568,974	$629,428	$3,863,526	$1,959,263

Income from operations
Marine fuel services	$3,843	$3,906	$12,837	$14,106
Aviation fuel services	5,665	6,319	19,295	16,013

	9,508	10,225	32,132	30,119

Corporate overhead	(3,197)	(3,269)	(9,678)	(9,996)

	$6,311	$6,956	$22,454	$20,123

	As of
	September 30, 2004	September 30, 2003	December 31, 2003
	Restated	Restated	Restated
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $5,744 and $6,102 at September 30, 2004 and 2003, respectively and $5,704 at December 31, 2003	$347,973	$136,287	$162,105
Aviation fuel services, net of allowance for bad debts of $5,926 and $5,608 at September 30, 2004 and 2003, respectively, and $4,834 December 31, 2003	154,858	75,831	81,507

	$502,831	$212,118	$243,612

Goodwill and identifiable intangible assets:
Marine fuel services, net of amortization of $3,983 and $3,075 at September 30, 2004 and 2003, respectively, and $3,167 at December 31, 2003	$42,827	$29,847	$29,755
Aviation fuel services, net of amortization of $1,134 at September 30, 2004 and 2003, and December 31, 2003	8,209	8,209	8,209

	$51,036	$38,056	$37,964

Total assets
Marine fuel services	$446,580	$197,422	$228,904
Aviation fuel services	234,335	152,248	143,192
Corporate	19,792	14,431	28,754

	$700,707	$364,101	$400,850

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this Form 10-Q/A .

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

Restatement

We have restated our previously reported consolidated balance sheets as of September 30, 2004 and 2003, and December 31, 2003, our statements of income for the three and nine months ended September 30, 2004 and 2003, and our statements of cash flows for the nine months ended September 30, 2004 and 2003. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs, the correction of the accounting for inventory derivatives, and the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. Under the corrected accounting for inventory derivatives, changes in the fair value of the derivative are recorded in revenue and prepaid expenses and other current assets. Previously, the gains or losses on the open position of our inventory derivatives were not accounted for until the physical inventories were sold. Under the corrected presentation of borrowings and repayments under our revolving credit facility, such borrowings and repayments are shown on a gross rather than net basis.

As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at September 30, 2004 under the credit facility agreement in short-term debt.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, any specific customer collection issues that we have identified, and general market, economic and other conditions. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers in each of our two business segments. As of September 30, 2004 and 2003, we had accounts and notes receivable of $502.8 million and $212.1 million, respectively, net of allowance for bad debts of $11.7 million. As of December 31, 2003, we had accounts and notes receivable of $243.6 million, net of allowance for bad debts of $10.5 million.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Our revenue for the third quarter of 2004 was $1.57 billion, an increase of $939.5 million, as compared to revenue of $629.4 million for the third quarter of 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2004	2003
	Restated	Restated
Marine fuel services	$834,822	$376,954
Aviation fuel services	734,152	252,474

	$1,568,974	$629,428

Our marine fuel services segment contributed $834.8 million of revenue for the third quarter of 2004, an increase of $457.9 million over the third quarter of 2003. Of the increase, $366.1 million is attributable to increased business activities and the balance, or $91.8 million, was due to an increase in the average sales price. The increase in volume of marine fuel sold was largely the result of our acquisition of Tramp Oil as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $734.2 million of revenue for the third quarter of 2004, an increase of $481.7 million, as compared to the third quarter of 2003. Of the total increase in aviation revenue, higher volume of product sold contributed $306.8 million and the balance, or $174.9 million, was due to an increase in the average sales price. The increase in aviation sales volume was largely due to the growth in our fuel management business and new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature Flight Support (“Signature.”) This change in accounting stems from the recent accounting pronouncement FIN No. 46, “Consolidation of Variable Interest Entities,” described in Note 1 to the financial statements included in this report. Prior to the consolidation of PAFCO, we recognized our share of the profits of PAFCO as other non-operating income.

Our gross profit of $29.7 million for the third quarter of 2004 increased $5.4 million, or 22.2%, as compared to the third quarter of 2003. However, our gross margin decreased to 1.9% for the third quarter of 2004, from 3.9% for the third quarter of 2003. Our marine fuel services segment had a 1.8% gross margin for the third quarter of 2004 versus 2.7% for the third quarter of 2003. The decrease in gross profit per metric ton traded in marine reflects sustained high marine fuel prices, increased competitive pressures, and the acquisition of lower margin business from Tramp Oil. Our aviation fuel services business had a 2.0% gross margin for the third quarter of 2004 as compared to 5.5% for the third quarter of 2003. The decrease in aviation gross margin reflects business volume growth in our lower margin fuel management business.

Total operating expenses for the third quarter of 2004 were $23.4 million, an increase of $6.0 million, or 34.8%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses reflecting the additional operating costs of Tramp Oil and higher operating expenses associated with increased business activities. These increases were partially offset by a decrease in the provision for bad debts. The increase in salaries and wages was primarily due to new hires, additional employees from Tramp Oil and higher performance-based incentive compensation expenses. The increase in other operating expenses was primarily because of higher sales and marketing costs, professional fees, insurance costs, telecommunication costs, bank charges, business travel, payroll taxes, letters of credit fees, and the amortization of loan fees associated with our syndicated revolving credit facility. The decrease in the provision for bad debts was primarily due to new high credit quality, high volume commercial business.

Our income from operations of $6.3 million for the third quarter of 2004 decreased slightly as compared to the third quarter of 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2004	2003
	Restated	Restated
Marine fuel services	$3,843	$3,906
Aviation fuel services	5,665	6,319

	9,508	10,225
Corporate overhead	(3,197)	(3,269)

	$6,311	$6,956

Our marine fuel services segment earned $3.8 million in income from operations for the third quarter of 2004 as compared to $3.9 million for the third quarter of 2003. This decrease was due to the recording of unrealized losses on our outstanding inventory derivative totaling $1.4 million at September 30, 2004. Largely offsetting was the additional operating income provided by Tramp Oil. Our aviation fuel services segment’s income from operations was $5.7 million for the third quarter of 2004, a decrease of $654 thousand, or 10.3%, as compared to the third quarter of 2003. This decrease was due to higher salaries and wages and other operating expenses, partially offset by a 5.2% growth in gross profit due to increased business volume as well as the consolidation of our PAFCO aviation joint venture and a lower provision for bad debts. Corporate overhead costs not charged to the business segments totaled $3.2 million for the third quarter of 2004, a decrease of $72 thousand, or 2.2%, as compared to the third quarter of 2003. For an explanation of the increases in salaries and other operating expenses, see the above discussion on operating expenses.

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

For the third quarter of 2004, our effective tax rate was 12.6%, for an income tax provision of $784 thousand, as compared to 22.4% and an income tax provision of $1.6 million for the third quarter of 2003. The lower effective tax rate for the third quarter of 2004 resulted primarily from changes in operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

Net income for the third quarter of 2004 and 2003 was $5.4 million. Diluted earnings per share for the third quarter of 2004 of $0.46 per share decreased from $0.49 per share for the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our revenue for the first nine months of 2004 was $3.86 billion, an increase of $1.90 billion, or 97.2%, as compared to revenue of $1.96 billion for the corresponding period in 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2004	2003
	Restated	Restated
Marine fuel services	$2,078,795	$1,212,707
Aviation fuel services	1,784,731	746,556

	$3,863,526	$1,959,263

Our marine fuel services segment contributed $2.08 billion in revenue for the first nine months of 2004, an increase of $866.0 million, or 71.4%, over the same period in 2003. Of the increase, $914.6 million is attributable to increased business activities. Partially offsetting was a $48.5 million decline in revenue that was price related. The increase in volume of marine fuel sold was mainly due to the acquisition of Tramp Oil as well as additional sales generated by competitive pricing. Our aviation fuel services segment contributed $1.78 billion in revenue for the first nine months of 2004, an increase of $1.04 billion, as compared to the first nine months of 2003. Of the total increase in aviation revenue, higher volume of product sold contributed $723.4 million and the balance, or $314.8 million, was due to an increase in the average sales price. The increase in aviation sales volume was mainly due to new fuel management business, as well as new commercial business. Also contributing to our aviation revenue increase was the consolidation of PAFCO, our aviation joint venture with Signature.

Our gross profit of $86.7 million for the first nine months of 2004 increased $9.1 million, or 11.7%, as compared to the corresponding period in 2003. However, our gross margin decreased to 2.2% for the first nine months of 2004, from 4.0% for the first nine months of 2003. Our marine fuel services segment had a 2.0% gross margin for the first nine months of 2004 versus a 3.2% gross margin for the same period in 2003. The decrease in gross profit per metric ton traded in marine reflects sustained high marine fuel prices, increased competitive pressures and the acquisition of lower margin business from Tramp Oil. Our aviation fuel services business had a 2.5% gross margin for the first nine months of 2004, as compared to 5.2% for the first nine months of 2003. The decrease in aviation gross margin reflects the business volume growth in our lower margin fuel management business.

Total operating expenses for the first nine months of 2004 were $64.3 million, an increase of $6.7 million, or 11.7%, as compared to the same period in 2003. The increase in operating expenses was primarily due to increases in salaries and wages and other operating expenses reflecting the additional operating costs of Tramp Oil and higher operating expenses associated with increased business activities. These increases were partially offset by a decrease in the provision for bad debts. The increase in salaries and wages was primarily due to new hires and additional employees from Tramp Oil, partially offset by lower performance-based incentive compensation expenses. The increase in other operating expenses was primarily the result of higher business travel, in part due to the acquisition and integration of Tramp Oil, and higher sales and marketing costs, insurance costs, telecommunication costs, and payroll taxes, partially offset by lower computer software amortization expenses. The decrease in provision for bad debts is primarily attributable to new high credit quality, high volume commercial business and reflects the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy.

Our income from operations for the first nine months of 2004 was $22.5 million, an increase of $2.3 million, or 11.6%, over the same period in 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2004	2003
	Restated	Restated
Marine fuel services	$12,837	$14,106
Aviation fuel services	19,295	16,013

	32,132	30,119
Corporate overhead	(9,678)	(9,996)

	$22,454	$20,123

Our marine fuel services segment earned $12.8 million in income from operations for the first nine months of 2004, as compared to $14.1 million for the corresponding period in 2003. Additional contribution of operating income from Tramp Oil was mostly offset by the lower gross profit contribution from the remaining marine companies, due to a year-to-year shift in the mix of business primarily relating to last year’s war in Iraq as well as the recording of unrealized losses on our outstanding inventory derivative at September 30, 2004. Our aviation fuel services segment’s income from operations was $19.3 million for the first nine months of 2004, an increase of $3.3 million, or 20.5%, as compared to the same period in 2003. This improvement was due to a 16.5% increase in gross profit due to business volume growth, as well as the consolidation of our PAFCO aviation joint venture, partially offset by higher salaries and wages and other operating expenses. Corporate overhead costs not charged to the business segments totaled $9.7 million for the first nine months of 2004, a decrease of $318 thousand, or 3.2%, as compared to the same period of the prior year. The decrease in corporate overhead was primarily related to the recording of accelerated computer software amortization expense in 2003, partially offset by increases in other operating expenses. For an explanation of the increases in salaries and other operating expenses, see the above discussion on operating expenses.

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

For the first nine months of 2004, our effective tax rate was 17.4%, for an income tax provision of $3.6 million, as compared to 19.1% and an income tax provision of $3.9 million for the first nine months of 2003. The lower effective tax rate for the third quarter of 2004 resulted primarily from changes in operating income contributed by our various subsidiaries in different tax jurisdictions, each with its own effective tax rate.

Net income for the first nine months of 2004 was $17.3 million, an increase of $806 thousand, or 4.9%, as compared to $16.5 million for the corresponding period in 2003. Diluted earnings per share for the first nine months of 2004 was $1.48 per share as compared to $1.49 per share for the same period in 2003.

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

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. We have a syndicated revolving credit facility that permits borrowings of up to $150.0 million with a sublimit of $60.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2004, our outstanding borrowings under the revolving credit facility totaled $35.0 million and our issued letters of credit totaled $18.9 million. The credit agreement relating to the revolving credit facility imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. As a result of the restatement, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at September 30, 2004 under the credit facility agreement in short-term debt.

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

Net cash provided by investing activities was approximately $9.9 million for the first nine months of 2004 versus net cash used in investing activities of approximately $2.6 million for the same period in 2003. The change in cash flows for investing activities of approximately $12.6 million resulted from a reduction in capital expenditures of $500 thousand and net cash received as a result of the acquisition of Tramp Oil. See the Condensed Consolidated Statement of Cash Flows and Note 1 to the Notes to the Condensed Consolidated Financial Statements for detailed information regarding the acquisition of Tramp Oil.

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

Working capital at September 30, 2004 was $116.6 million, an increase of $8.5 million from working capital at December 31, 2003. Our gross accounts and notes receivable at September 30, 2004 amounted to $514.5 million, an increase of $260.3 million, as compared to the balance at December 31, 2003. At September 30, 2004, our allowance for bad debts of $11.7 million increased by $1.1 million from the balance at December 31, 2003. During the nine months ended September 30, 2004, we charged $2.8 million to the provision for bad debts and had charge-offs in excess of recoveries of $1.7 million. The increase in accounts and notes receivable was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil.

As of September 30, 2004, our inventory totaled $38.9 million, an increase of $24.1 million from our inventory balance at December 31, 2003. This increase was primarily due to changes in our fuel supply process and increased business activities in our aviation services segment, as well as the acquisition of Tramp Oil. Prepaid expenses and other current assets increased $16.2 million, to $36.2 million, primarily due to increases in the fair market value of our outstanding derivatives at September 30, 2004, prepaid fuel, prepaid insurance, and a higher VAT receivable balance, partially offset by a reduction in deferred tax assets.

Our current liabilities, excluding short-term debt, increased $237.3 million, to $482.3 million, primarily due to increased business activities in our aviation and marine services segments as well as the acquisition of Tramp Oil. Long-term and short-term debt, in the aggregate, increased by $33.5 million, primarily due to net borrowings of $35.0 million under our syndicated revolving credit facility, partially offset by the repayment of our acquisition debt.

Stockholders’ equity amounted to $177.3 million at September 30, 2004, an increase of $27.6 million as compared to $149.7 million at December 31, 2003. The increase in stockholders’ equity was primarily due to $17.3 million in earnings and the exercise of employee and non-employee director stock options of $10.5 million, which includes income tax benefit of $4.2 million, partially offset by the amortization of unearned deferred compensation and the declaration of dividends during the nine months ended September 30, 2004.

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

In December 2003, FASB revised FIN No. 46, which deferred the effective date for the consolidation requirements for variable interest entities, other than special-purpose entities, created before February 1, 2003, to the period ending after March 15, 2004. In accordance with FIN No. 46, effective January 1, 2004, we consolidated our aviation joint venture. The consolidation of this joint venture did not have any significant effect on our consolidated financial position, cash flows and results of operations. See Note 6 in the Notes to the Consolidated Financial Statements of this report for additional information.

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

Cash Flow Hedges

As of September 30, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedge) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

Fair Value Derivatives

As of September 30, 2004, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory and swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of the future derivatives are recorded in revenue and prepaid expenses and other current assets and of the swap derivatives are recorded as unrealized gains or losses in cost of sales and with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of September 30, 2004, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, we offer swap contracts to our customers to fix their fuel prices and simultaneously we enter into a swap contract with a counterparty with substantially the same terms and conditions, and for this, we earn a fee. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of September 30, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Amount		Average Underlying Prices	Fair Value Asset (Liability)
			Marine (metric tons)	Aviation (gallons)
						(In thousands)
2004	Swap	Cash flow	11,900		$158.92	$477
	Sales commitments	Cash flow	11,900		157.75	(477)
	Swap	Non-designated	63,947		170.03	814
	Swap	Non-designated	63,947		171.00	(814)
	Swap	Non-designated		4,400,000	99.20	2,605
	Swap	Non-designated		4,400,000	101.20	(2,605)
	Swap	Fair value	2,850		184.00	(27)
	Futures	Fair value		5,712,000	138.61	(314)
2005	Swap Sales commitments Swap Swap Swap	Cash flow Cash flow Non-designated Non-designated Fair value	12,000 12,000 57,000 57,000 42,000		162.00 182.50 154.21 154.70 162.00	378 (378 1,176 (1,176 (1,323	) ) )
2006	Swap Swap	Non-designated Non-designated	7,200 7,200		152.40 152.70	171 (171)
2007	Swap Swap	Non-designated Non-designated	3,000 3,000		147.32 147.75	87 (87)

						$(1,664)

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

Item 4. Controls and Procedures

In connection with the Original Form 10-Q, as required under Rule 13a-15(e) of the Exchange Act, the Company’s management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

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

In connection with the filing of this Form 10-Q/A, the Company’s management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Because of the issues discussed above, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2004. During March 2005 and April 2005, the Company did, however, correct its accounting to recognize sales and sales related costs on an accrual basis, to record changes in the market value of inventory derivatives in the statement of income, and to report borrowings and repayments under the Company’s revolving credit facility on a gross rather than net basis.

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

The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q/A:

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