Form 10-K/A
period 2004-12-31
WORLD FUEL SERVICES CORP
filed 2005-05-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005 (the “Original 10-K Filing”), is being filed to restate the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002, including the nine months ended December 31, 2002, and the notes related thereto, to reflect the correction of the presentation of borrowings and repayments under the Company’s revolving credit facility. The restatement is described in more detail in Note 2b) to “Item 8 – Financial Statements and Supplementary Data.” This Form 10-K/A also reflects the correction of summary quarterly information related to inventory derivatives in Note 10 to Item 8 and the correction of certain typographical errors.

For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K Filing in its entirety, as amended. With the exception of changes necessary to reflect the above described items, no other information in the Original 10-K Filing has been amended. Additionally, this Form 10-K/A does not reflect other events transpiring after the date of the Original Form 10-K Filing. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 31.3, 31.4, and 32.1.

The Original 10-K Filing reflected the restatement of our previously reported financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. The restatement reflects the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. The restatement is described in more detail in Note 2a) to “Item 8 – Financial Statements and Supplementary Data.”

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

The Company corrected its cutoff procedures to recognize revenues and sales related costs at the time fuel deliveries are made and related services are performed. The Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services. As a result, we have restated our previously reported financial statements for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2002. In addition, the Company’s presentation of borrowings and repayments under its revolving credit facility was corrected to present such borrowings and repayments on a gross rather than net basis. As a result, we have restated our previously reported statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and the nine months ended December 31, 2002. These restatements are described in more detail in Note 2 to “Item 8 – Financial Statements and Supplementary Data.”

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
Corporate
9800 Northwest 41st Street, Suite 400	Executive and administrative office	March 2013
Miami, FL 33178, USA

Marine Fuel Services
9800 Northwest 41st Street, Suite 400	Executive and administrative office	March 2013
Miami, FL 33178, USA

Raritan Plaza III	Administrative, operations and	January 2010
101 Fieldcrest Avenue Suite 2B	sales office
Edison, NJ 08837, USA

2 Greenwich Office Park	Administrative, operations and	December 2006
Greenwich, CT 06830, USA	sales office

1101 Fifth Avenue, Suite 280	Administrative, operations and	July 2008
San Rafeal, CA 94901, USA	sales office

238A Thompson Road #17-08	Administrative, operations and	December 2006
Novena Square Tower A, Singapore 307684	sales office

9 F/L., Dongwon-Bldg., 128-27	Sales office	October 2007
Dangju - Dong, Chongno - Ku
Seoul, 110-759 South Korea

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

(Continued)

Location	Principal Use	Lease Expiration
Marine Fuel Services
4th floor, Tozan Building, 4-4-2	Sales office	March 2006
Nihonbashi Hon-Cho, Chuo-Ku
Tokyo 103-0023, Japan

Yam Tze Commercial Building, Unit A, 18th Floor	Administrative, operations and	March 2006
23 Thompson Road	sales office
Wanchai, Hong Kong

Poseidonos 60 Av., Third Floor	Sales office	Month-to-month
Glyfada 166-75 Athens, Greece

The Foundry, 4th Floor, Unit 1, Cardiff Road	Sales office	August 2007
Green Point, South Africa 8001

Al Mossa Tower 2, Suite 904	Sales office	March 2006
Sheikh Zayed Road, P.O. Box 24676
Dubai, United Arab Emirates

Westminster Tower	Administrative, operations and	March 2010
3 Albert Embankment	sales office
London SE1 75P, United Kingdom

Gammelbyved 2	Sales office	Month-to-month
Karise, Denmark 4653

Vasteland 6	Administrative, operations and	Month-to-month
3011 BK Rotterdam, Netherlands	sales office

Niels Juels gate 11 B	Administrative, operations and	February 2006
0272 Oslo, Norway	sales office

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2	Administrative, operations and	May 2009
San José, Costa Rica	sales office

Avenida Libertad 798, Suite 301	Sales office	September 2005
Vina del Mar, Chile

Tucuman 373 Pis 3, 1049 CF	Sales office	August 2005
Buenos Aires, Argentina

No. 1 Pudong Avenue, Marine Tower, Room 1206	Sales office	Month-to-month
Shanghai, China 200120

Yener Sok, Ayaz Apr No. 123, D-3	Sales office	Month-to-month
Erenkoy, Istanbul Turkey

70 Shenton Way, #17-01A	Administrative, operations and	November 2006
Marina House, Singapore 79118	sales office

34 ap.3, Georgiy Dimitrov Str 236000	Sales office	December 2005
Kaliningrad, Russia

(Continued)

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

(Continued)

Location	Principal Use	Lease Expiration
Marine Fuel Services
Bremer, 2, D-28816 Stuhr	Sales office	May 2008
Bremen, Germany

7 Priory Tech Park, Saxon Park, Saxon Way, Hessle, Hull	Sales office	July 2015
East Yorkshire HU13 9PB, United Kingdom

15-17 Elmfield Road	Administrative, operations and	March 2011
Bromley, Kent BR1 1LT, United Kingdom	sales office

Av. Rio Branco 181/3004	Sales office	Month-to-month
Rio de Janeiro, Brazil 20040 007

Aviation Fuel Services
9800 Northwest 41st Street, Suite 400	Executive, administrative,	March 2013
Miami, FL 33178, USA	operations, and sales office

333 Cypress Run #200	Administrative, operations and	January 2006
Houston, Texas 77094, USA	sales office

4995 East Anderson Avenue	Administrative, operations and	Month-to-month
Fresno, CA 93727, USA	sales office

238A Thompson Road #17-08	Administrative, operations and	December 2006
Novena Square Tower A, Singapore 307684	sales office

Kingfisher House, Northwood Park, Gatwick Road	Administrative, operations and	December 2007
Crawley, West Sussex, RH10 2XN, United Kingdom	sales office

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2	Administrative, operations and	May 2009
San José, Costa Rica	sales office

Av. Rio Branco 181/3004	Sales office	Month-to-month
Rio de Janeiro, Brazil 20040 007

Avenida Fuerza Aérea Mexicana No. 465	Administrative, operations and	Month-to-month
Colonia Federal, 15700 México, D.F.	sales office

Slavjanskaya Business Center, 8th Floor	Administrative, operations and	January 2006
Europe Square 2, Moscow 121059, Russian Federation	sales office

Calle 93B No. 11A-33, oficina 303	Administrative, operations and	Month-to-month
Bogota, Colombia	sales office

Room 906, Building 113 Shaoyaojubeili, Chao Yang District	Administrative, operations and	Month-to-month
Beijing, China	sales office

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

Item 6. Selected Financial Data

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

	For the Year ended December 31,			For the Nine Months ended December 31, 2002	For the Year ended March 31,
	2004	2003	2002		2002	2001
		Restated	Restated	Restated	Restated	Restated
			(Unaudited)
Consolidated Income Statement Data
Revenue	$5,654,373	$2,671,557	$1,904,365	$1,551,707	$1,369,392	$1,522,961
Cost of sales	(5,524,417)	(2,570,434)	(1,820,538)	(1,488,587)	(1,293,568)	(1,450,640)

Gross profit	129,956	101,123	83,827	63,120	75,824	72,321
Operating expenses	(92,980)	(73,781)	(63,800)	(49,109)	(54,830)	(57,672)

Income from operations	36,976	27,342	20,027	14,011	20,994	14,649
Other (expense) income, net	(1,448)	628	(1,926)	(2,030)	1,937	2,191

Income from continuing operations before income taxes	35,528	27,970	18,101	11,981	22,931	16,840
Provision for income taxes	(6,969)	(5,809)	(3,948)	(1,934)	(5,947)	(4,662)

Income from continuing operations	28,559	22,161	14,153	10,047	16,984	12,178
Discontinued operations, net of tax	—	—	—	—	—	(1,152)

Net income	$28,559	$22,161	$14,153	$10,047	$16,984	$11,026

Basic earnings (loss) per share:
Continuing operations	$1.29	$1.04	$0.68	$0.48	$0.82	$0.57
Discontinued operations	—	—	—	—	—	(0.05)

Net income	$1.29	$1.04	$0.68	$0.48	$0.82	$0.52

Basic Weighted average shares	22,104	21,234	20,898	20,936	20,762	21,288

Diluted earnings (loss) per share:
Continuing operations	$1.22	$0.99	$0.65	$0.46	$0.80	$0.57
Discontinued operations	—	—	—	—	—	(0.05)

Net income	$1.22	$0.99	$0.65	$0.46	$0.80	$0.52

Diluted weighted average shares	23,454	22,338	21,790	21,800	21,292	21,326

	As of December 31,			As of March 31,
	2004	2003	2002	2002	2001
		Restated	Restated	Restated	Restated
Consolidated Balance Sheet Data
Accounts and notes receivable, net	$490,780	$243,612	$212,578	$161,054	$148,657
Total current assets	648,068	354,663	295,289	240,459	209,828
Goodwill	42,347	36,860	36,860	36,860	27,502
Identifiable intangible asset	7,486	1,104	1,472	1,748	—
Total assets	712,171	400,850	344,996	285,243	243,768
Total current liabilities	466,985	246,595	212,016	160,294	132,914
Total long-term liabilities	56,683	4,537	4,198	7,633	5,866
Total stockholders’ equity	188,503	149,718	128,782	117,316	104,988

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

(Continued)

NOTES TO SELECTED FINANCIAL DATA

(Continued)

The financial information for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002 has been restated to reflect the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. The following tables set forth the impact of the restatement for the periods presented (in thousands, except earnings per share data):

	For the Year ended December 31,				For the Nine Months ended December 31,
	2003	2003	2002	2002	2002	2002
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
			(Unaudited)	(Unaudited)
Consolidated Statement of Income
Revenue	$2,661,790	$2,671,557	$1,898,181	$1,904,365	$1,546,897	$1,551,707
Cost of sales	(2,561,082)	(2,570,434)	(1,814,114)	(1,820,538)	(1,483,976)	(1,488,587)
Gross profit	100,708	101,123	84,067	83,827	62,921	63,120
Operating expenses	(73,718)	(73,781)	(63,898)	(63,800)	(49,135)	(49,109)
Income from operations	26,990	27,342	20,169	20,027	13,786	14,011
Income from continuing operations before income taxes	27,618	27,970	18,243	18,101	11,756	11,981
Provision for income taxes	(5,744)	(5,809)	(3,898)	(3,948)	(1,884)	(1,934)
Net income	$21,874	$22,161	$14,345	$14,153	$9,872	$10,047
Basic earnings per share from continuing operations	$1.03	$1.04	$0.69	$0.68	$0.47	$0.48
Diluted earnings per share from continuing operations	$0.98	$0.99	$0.66	$0.65	$0.45	$0.46

	As of December 31,
	2003	2003	2002	2002
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheet
Accounts and notes receivable, net	$192,119	$243,612	$177,360	$212,578
Total current assets	311,491	354,663	262,580	295,289
Total assets	357,678	400,850	312,287	344,996
Total current liabilities	204,762	246,595	180,359	212,016
Total stockholders’ equity	148,379	149,718	127,730	128,782

(Continued)

NOTES TO SELECTED FINANCIAL DATA

(Continued)

	For the Year ended March 31,
	2002	2002	2001	2001
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Statement of Income
Revenue	$1,365,065	$1,369,392	$1,529,242	$1,522,961
Cost of sales	(1,288,891)	(1,293,568)	(1,457,500)	(1,450,640)
Gross profit	76,174	75,824	71,742	72,321
Operating expenses	(54,885)	(54,830)	(57,590)	(57,672)
Income from operations	21,289	20,994	14,152	14,649
Income from continuing operations before income taxes	23,226	22,931	16,343	16,840
Provision for income taxes	(5,991)	(5,947)	(4,557)	(4,662)
Net income	$17,235	$16,984	$10,634	$11,026
Basic earnings per share from continuing operations	$0.83	$0.82	$0.55	$0.57
Diluted earnings per share from continuing operations	$0.81	$0.80	$0.55	$0.57

	As of March 31,
	2002	2002	2001	2001
	Previously Reported	Restated	Previously Reported	Restated
Consolidated Balance Sheet
Accounts and notes receivable, net	$132,586	$161,054	$125,863	$148,657
Total current assets	213,139	240,459	188,225	209,828
Total assets	257,923	285,243	222,165	243,768
Total current liabilities	133,851	160,294	112,439	132,914
Total stockholders’ equity	116,439	117,316	103,860	104,988

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

Restatement

We have restated our previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002 to reflect the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. We have also restated our previously reported consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002, and the nine months ended December 31, 2002 to reflect the correction of the presentation of borrowings and repayments under the Company’s revolving credit facility. Under the corrected presentation, borrowings and repayments are shown on a gross rather than net basis.

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

	For the Year ended December 31,
	2003	2002
	Restated	Restated (Unaudited)
Marine fuel services	$1,644,598	$1,287,417
Aviation fuel services	1,026,959	616,948

Total	$2,671,557	$1,904,365

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

Operating Income. Our income from operations for the year ended December 31, 2003 was $27.3 million, as compared to $20.0 million for the year ended December 31, 2002. Income from operations during these periods by segment was as follows (in thousands):

	For the Year ended December 31,
	2003	2002
	Restated	Restated (Unaudited)
Marine fuel services	$18,476	$13,366
Aviation fuel services	21,970	18,962

	40,446	32,328
Corporate overhead	(13,104)	(12,301)

Total	$27,342	$20,027

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

As a result of the restatements described in Note 2 to “Item 8 – Financial Statements and Supplementary Data,” we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004 and September 30, 2004. We obtained a waiver of the non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005. Currently, we are in compliance with all covenants under the credit agreement.

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

As of December 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2005	Swap	Cash flow	75,000		$157.13	$755
	Sales commitments	Cash flow	75,000		170.19	(755)
	Sales commitments	Cash flow	114,840		161.91	1,341
	Swap	Cash flow	114,840		162.49	(1,341)
	Swap	Non-designated	70,040		165.98	1,245
	Swap	Non-designated	70,040		168.16	(1,245)
	Swap	Non-designated	151,824		182.35	2,738
	Swap	Non-designated	151,824		181.07	(2,738)
	Swap	Non-designated		37,186,210	141.99	625
	Swap	Non-designated		37,186,210	142.88	(625)
	Swap	Non-designated		36,114,000	140.39	2,810
	Swap	Non-designated		36,114,000	138.76	(2,810)
	Futures	Fair value		4,662,000	125.26	125
	Futures	Fair value		210,000	123.06	(3)

2006	Swap	Non-designated	7,200		152.40	80
	Swap	Non-designated	7,200		152.70	(80)
	Swap	Non-designated	24,000		159.00	468
	Swap	Non-designated	24,000		158.00	(468)

2007	Swap	Non-designated	2,500		147.32	40
	Swap	Non-designated	2,500		147.75	(40)

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting (as restated)

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following three material weaknesses:

1) As of December 31, 2004, the Company did not maintain effective controls over the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the Company was recognizing revenue and cost of sales when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services rather than at the time fuel deliveries were made and related services were performed as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s financial statements for the year ended December 31, 2003, the nine months ended December 31, 2002, the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenue and cost of sales that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2) As of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and an adjustment to the fourth quarter 2004 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3) As of December 31, 2004, the Company did not maintain effective controls over the presentation in the statement of cash flows of borrowings and repayments under the Company’s revolving credit facility. Specifically, the Company did not present such borrowings and payments on a gross basis. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, including interim financial statements for 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the borrowings and repayments under the Company’s revolving credit facility in the statement of cash flows that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework.

Management had previously concluded that the Company did not maintain effective internal control over financial reporting because of the existence of the material weaknesses described in 1) and 2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2b) to the consolidated financial statements, management has determined that the material weakness described in 3) above also existed as of December 31, 2004. Accordingly, management has restated this report.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing on pages 35 and 37 of this 2004 Annual Report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	35

(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003.	38

(iii)	Consolidated Statements of Income for the Years ended December 31, 2004 and 2003, the Nine Months ended December 31, 2002 and the Year ended December 31, 2002 (unaudited).	39

(iv)	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004 and 2003, and the Nine Months ended December 31, 2002.	40

(v)	Consolidated Statements of Cash Flows for the Years ended December 31, 2004 and 2003, the Nine Months ended December 31, 2002 and the Year ended December 31, 2002 (unaudited).	41

(vi)	Notes to the Consolidated Financial Statements.	44

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

4.1	1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-18 filed February 3, 1986.

4.2	1993 Non-Employee Directors Stock Option Plan is incorporated by reference to our Schedule 14A filed June 28, 1994.

4.3	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed July 18, 1997.

4.4	2001 Omnibus Plan, amended and restated, as of October 26, 2004.

10.1	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.2	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

Exhibit No.	Description
10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Employment Agreement, dated as of January 13, 2005, with Mr. Robert S. Tocci, Executive Vice President and Chief Financial Officer, is incorporated by reference to our Current Report on Form 8-K filed January 18, 2005.

10.6	Employment Agreement, dated as of September 1, 2002, with Mr. Francis X. Shea, Executive Vice President and Chief Risk and Administrative Officer.

10.7	Employment Agreement, dated as of July 1, 2002, with Mr. Michael S. Clementi, President and Chief Operating Officer of the Aviation Division.

10.8	2003 Executive Incentive Plan is incorporated by reference to our Schedule 14A filed April 23, 2004.

10.9	Acquisition Agreement dated as of April 2, 2004, between the World Fuel Services European Holding Company I, Limited and Carl Christian Carlsen and Jonathan Robert Cole, is incorporated by reference to our Current Report on Form 8-K filed April 16, 2004.

10.10	Acquisition Agreement dated as of April 2, 2004, between the World Fuel Services European Holding Company I, Limited and Seefracht A.G., is incorporated by reference to our Current Report on Form 8-K filed April 16, 2004.

10.11	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 19, 2003, between World Fuel Services Corporation, as the Company, the various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent, is incorporated by reference to our Annual Report on Form 10-K filed March 15, 2004.

10.12	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders, is incorporated by reference to our Quarterly Report on Form 10-Q filed May 6, 2004.

10.13	Second Amendment to Credit Agreement, dated as of September 29, 2004, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions named therein, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed October 5, 2004.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and the nine months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003, and for the nine months ended December 31, 2002.

Internal control over financial reporting

Also, we have audited management’s assessment, included in the restated Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) revenue and cost of sales recognition, (ii) its inventory derivative program, and (iii) presentation in the statement of cash flows of borrowings and repayments under the Company’s revolving credit facility, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following three material weaknesses have been identified and included in management’s assessment.

1) As of December 31, 2004, the Company did not maintain effective controls over the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the Company was recognizing revenue and cost of sales when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services rather than at the time fuel deliveries were made and related services were performed as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s financial statements for the year ended December 31, 2003, the nine months ended December 31, 2002, the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenue and cost of sales that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2) As of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and an adjustment to the fourth quarter 2004 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3) As of December 31, 2004, the Company did not maintain effective controls over the presentation in the statement of cash flows of borrowings and repayments under the Company’s revolving credit facility. Specifically, the Company did not present such borrowings and payments on a gross basis. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, including interim financial statements for 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the borrowings and repayments under the Company’s revolving credit facility in the statement of cash flows that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, World Fuel Services Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in 1) and 2) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2b) to the consolidated financial statements, management has determined that the material weakness described in 3) above also existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 31, 2005, except for the restatement described in Note 2b) to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 5, 2005.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,			For the Nine Months ended December 31,
	2004	2003	2002	2002
		Restated	Restated (Unaudited)	Restated
Revenue	$5,654,373	$2,671,557	$1,904,365	$1,551,707
Cost of sales	(5,524,417)	(2,570,434)	(1,820,538)	(1,488,587)

Gross profit	129,956	101,123	83,827	63,120

Operating expenses:
Salaries and wages	(51,849)	(38,820)	(31,456)	(23,458)
Executive severance charges	—	—	(4,492)	(4,492)
Provision for bad debts	(4,338)	(6,281)	(2,866)	(2,182)
Other	(36,793)	(28,680)	(24,986)	(18,977)

	(92,980)	(73,781)	(63,800)	(49,109)

Income from operations	36,976	27,342	20,027	14,011

Other (expense) income, net:
Interest income	984	823	1,547	1,227
Interest expense	(1,635)	(310)	(602)	(389)
Earnings from aviation joint ventures, net	—	493	413	310
Settlement charge	—	—	(1,577)	(1,577)
Other, net	(797)	(378)	(1,707)	(1,601)

	(1,448)	628	(1,926)	(2,030)

Income from operations before income taxes	35,528	27,970	18,101	11,981
Provision for income taxes	(6,969)	(5,809)	(3,948)	(1,934)

Net income	$28,559	$22,161	$14,153	$10,047

Basic earnings per share	$1.29	$1.04	$0.68	$0.48

Weighted average shares - basic	22,104	21,234	20,898	20,936

Diluted earnings per share:	$1.22	$0.99	$0.65	$0.46

Diluted weighted average shares	23,454	22,338	21,790	21,800

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,			For the Nine Months Ended December 31,
	2004	2003	2002	2002
	Restated	Restated	Restated (Unaudited)	Restated
Cash flows from operating activities:
Net income	$28,559	$22,161	$14,153	$10,047

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Provision for bad debts	4,338	6,281	2,866	2,182
Depreciation and amortization	3,596	3,830	2,865	2,222
Inventory write-down associated with the existing of the Panamanian market	2,134	—	—	—
Deferred income tax provision (benefit)	661	3,240	(2,124)	(568)
Earnings from aviation joint ventures, net	—	(493)	(413)	(310)
Settlement charges	—	—	1,577	1,577
Unearned compensation amortization	1,708	925	506	363
Other non-cash operating charges	362	360	292	228
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(156,141)	(37,315)	(74,477)	(53,706)
Inventories	(18,293)	(11,796)	(505)	(1,614)
Prepaid expenses and other current assets	(31,413)	2,477	(8,229)	(7,509)
Other assets	(14)	67	(566)	157
Accounts payable	91,651	35,330	66,664	44,272
Customer deposits	29,486	1,056	1,126	1,445
Accrued salaries and wages	(36)	3,976	537	(853)
Income taxes payable	226	1,257	1,819	(789)
Accrued expenses and other current liabilities	10,709	(5,967)	12,421	10,802
Deferred compensation and other long-term liabilities	3,682	1,341	(1,469)	(1,712)

Total adjustments	(57,344)	4,569	2,890	(3,813)

Net cash (used in) provided by operating activities	(28,785)	26,730	17,043	6,234

Cash flows from investing activities:
Capital expenditures	(2,398)	(3,267)	(3,213)	(2,755)
Acquisition of business, net	3,587	—	(5,461)	—

Net cash provided by (used in) investing activities	1,189	(3,267)	(8,674)	(2,755)

Cash flows from financing activities:
Dividends paid on common stock	(3,350)	(3,182)	(3,136)	(2,351)
Borrowings under revolving credit facility	285,000	32,000	10,000	10,000
Repayments under revolving credit facility	(235,000)	(32,000)	(10,000)	(10,000)
Repayment of promissory notes	(2,100)	(2,527)	(3,444)	(2,904)
Repayment of debt assumed from acquired business	(35,347)	—	(1,500)	(1,500)
Proceeds from exercise of stock options	6,315	726	3,286	2,880
Purchases of treasury stock	—	—	(1,978)	—

Net cash provided by (used in) financing activities	15,518	(4,983)	(6,772)	(3,875)

Net (decrease) increase in cash and cash equivalents	(12,078)	18,480	1,597	(396)
Cash and cash equivalents, at beginning of period	76,256	57,776	56,179	58,172

Cash and cash equivalents, at end of period	$64,178	$76,256	$57,776	$57,776

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

The pro forma results of operations for the year ended December 31, 2004 reflect Tramp Oil’s net loss of $737 thousand for the three months ended March 31, 2004, which was primarily related to the recording of charges incurred by Tramp Oil in connection with the sale of the company.

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

Derivatives

We enter into derivative contracts in the form of swaps and futures in order to mitigate the risk of market price fluctuations in marine and aviation fuel. All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge, changes in the fair value of the derivative are either recognized in income along with the corresponding change in fair value of the item being hedged for fair-value hedges or deferred in other comprehensive income (“OCI”) to the extent the hedge is effective for cash-flow hedges. To qualify for hedge accounting, the derivative must qualify as either a fair-value or cash flow hedge.

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

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in revenues and are included in realized prices in the period that the item is sold. Gains and losses on hedging instruments which represent hedge ineffectiveness and gains and losses on derivative instruments which do not qualify for hedge accounting are included in revenue in the period which they occur. The resulting cash flows are reported as cash flows from operating activities.

Derivative instruments designated as cash flow hedges are used by us to mitigate the risk of variability in cash flows from marine and aviation fuel sales and purchases due to changes in market prices. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory.

Cash Flow Hedges

As of December 31, 2004, our cash flow hedges consisted of fixed price sales commitments (an “All-in-One” hedged) and fixed price swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. Accordingly, changes in fair value of these derivatives fully offset in OCI and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

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

As of December 31, 2004 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2005	Swap	Cash flow	75,000		$157.13	$755
	Sales commitments	Cash flow	75,000		170.19	(755)
	Sales commitments	Cash flow	114,840		161.91	1,341
	Swap	Cash flow	114,840		162.49	(1,341)
	Swap	Non-designated	70,040		165.98	1,245
	Swap	Non-designated	70,040		168.16	(1,245)
	Swap	Non-designated	151,824		182.35	2,738
	Swap	Non-designated	151,824		181.07	(2,738)
	Swap	Non-designated		37,186,210	141.99	625
	Swap	Non-designated		37,186,210	142.88	(625)
	Swap	Non-designated		36,114,000	140.39	2,810
	Swap	Non-designated		36,114,000	138.76	(2,810)
	Futures	Fair value		4,662,000	125.26	125
	Futures	Fair value		210,000	123.06	(3)

2006	Swap	Non-designated	7,200		152.40	80
	Swap	Non-designated	7,200		152.70	(80)
	Swap	Non-designated	24,000		159.00	468
	Swap	Non-designated	24,000		158.00	(468)

2007	Swap	Non-designated	2,500		147.32	40
	Swap	Non-designated	2,500		147.75	(40)

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

Foreign Currency

Our primary functional currency is the U.S. dollar, which also serves as our reporting currency. Our foreign entities translate their monetary assets and liabilities, denominated in foreign currencies, at fiscal year-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the year, except for depreciation which was translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of foreign entities’ assets, liabilities, income, and expense are included in other, net in the accompanying consolidated statements of income, in the period incurred. Some of our aviation fuel purchases are denominated in local currency. Realized foreign currency exchange gains and losses on transactions are included in other, net in the accompanying consolidated statements of income, in the period incurred. The following table identifies the unrealized and realized foreign currency gains and losses included in other, net in the accompanying consolidated statements of income (in thousands):

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

The following table reflects pro forma net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
			(Unaudited)
Net income:
Net income	$28,559	$22,161	$14,153	$10,047
Add: Employee and non-employee compensation expense net of taxes, included in reported net income for restricted stock and stock options granted	1,050	569	311	223
Deduct: Employee and non-employee compensation expense, net of taxes, determined under the fair value method for restricted stock and stock options granted	(1,079)	(636)	(458)	(325)

Pro forma net income	$28,530	$22,094	$14,006	$9,945

Basic earnings per share:
As reported	$1.29	$1.04	$0.68	$0.48

Pro forma	$1.29	$1.04	$0.67	$0.48

Diluted earnings per share:
As reported	$1.22	$0.99	$0.65	$0.46

Pro forma	$1.22	$0.99	$0.64	$0.46

	.

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

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
			(Unaudited)
Basic weighted average shares	22,104	21,234	20,898	20,936
Restricted stock and stock units weighted average shares	392	276	122	144
Common stock equivalents	958	828	770	720

Diluted weighted average shares used in the calculation of diluted earnings per share	23,454	22,338	21,790	21,800

Weighted average shares of stock options and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,574	2,866	2,848	2,336

Weighted average shares of stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	42	314	704	336

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

2. Restatement of Financial Statements

a) Restatement related to cutoff procedures used to recognize revenue and cost of sales

We have restated our previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. The restatement reflects the correction of the cutoff procedures used to recognize sales and sales related costs. Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and the performance of the related services, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties.

The primary impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs on the balance sheets at December 31, 2003 and 2002, and March 31, 2002 was to increase accounts receivable and accounts payable. In the statements of income, the principal impact of the restatement was to increase revenue and cost of sales for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2002, and the year ended March 31, 2002. For the statements of cash flows, there was no impact to net cash from operating activities, investing activities, and financing activities since the changes were to net income and other operating cash flow items.

We also determined that certain of our historical accounts were misclassified including inventories, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities. Accordingly, the consolidated balance sheets as of December 31, 2003 and 2002, and March 31, 2002 have been adjusted to reflect the correct classifications.

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs and the correction of the misclassification on amounts previously reported in the consolidated balance sheets (in thousands):

	As of December 31, 2003		As of December 31, 2002		As of March 31, 2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Balance Sheet
Accounts and notes receivable, net	$192,119	$243,612	$177,360	$212,578	$132,586	$161,054
Inventories	22,940	14,847	5,144	3,051	2,219	1,437
Prepaid expenses and other current assets	20,176	19,948	22,300	21,884	20,162	19,796
Total current assets	311,491	354,663	262,580	295,289	213,139	240,459
Total assets	357,678	400,850	312,287	344,996	257,923	285,243
Accounts payable	172,885	213,945	146,784	178,615	108,267	134,343
Accrued salaries and wages	9,547	9,687	5,634	5,711	6,461	6,564
Accrued expenses and other current liabilities	9,987	10,620	16,788	16,537	5,443	5,707
Total current liabilities	204,762	246,595	180,359	212,016	133,851	160,294
Total liabilities	209,299	251,132	184,557	216,214	141,484	167,927
Retained earnings	132,976	134,315	114,334	115,386	106,841	107,718
Total stockholders’ equity	148,379	149,718	127,730	128,782	116,439	117,316
Total liabilities and stockholders’ equity	357,678	400,850	312,287	344,996	257,923	285,243

The following table sets forth the impact of the restatement to correct the cutoff procedures used to recognize sales and sales related costs, on amounts previously reported in the consolidated statements of income (in thousands, except earnings per share data):

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

b) Restatement related to cash flows presentation of revolving credit facility

We have restated our previously reported consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002, and the nine months ended December 31, 2002 to reflect the correction of the presentation of borrowings and repayments under our revolving credit facility. Under the corrected presentation, borrowings and repayments are reported on a gross rather than net basis. The restatement had no impact on the net cash flows from operating activities or investing activities or financing activities for any of the interim periods of 2004 or 2003.

The following table sets forth the impact of the restatement on amounts previously reported within cash flows from financing activities in the consolidated statements of cash flows (in thousands):

	For the Year ended December 31,			For the Nine Months Ended December 31, 2002
	2004	2003	2002
			(Unaudited)
Borrowings under revolving credit facility, as restated	$285,000	$32,000	$10,000	$10,000
Repayments under revolving credit facility, as restated	(235,000)	(32,000)	(10,000)	(10,000)

Net borrowings under revolving credit facility, previously reported	$50,000	$—	$—	$—

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

As of December 31, 2004, our outstanding borrowings under the revolving credit facility totaled $50.0 million and our issued letters of credit totaled $28.4 million. Our weighted average daily outstanding borrowings during the years ended December 31, 2004 and 2003 were $26.7 million and $5.8 million, respectively.

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

As a result of the restatements described in Note 2, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004 and September 30, 2004. We obtained a waiver of the non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005. Currently, we are in compliance with all covenants under the Credit Agreement.

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

Our debt consisted of the following (in thousands):

	As of December 31,
	2004	2003
Borrowings under syndicated revolving credit facility	$50,000	$—
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $33 and $112 at December 31, 2004 and 2003, respectively	467	1,388
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005, net of unamortized imputed discount (at 5%) of $152 at December 31, 2003	1,100	2,148

Total debt	$51,567	$3,536

Short-term debt	$1,100	$1,600

Long-term debt	$50,467	$1,936

As of December 31, 2004, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year ending December 31,
2005	$1,100
2006	50,467

$51,567

4. Income Taxes

U.S. and foreign income (loss) from continuing operations before income taxes consist of the following (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
			(Unaudited)
United States	$(1,635)	$(6,487)	$(5,400)	$(5,752)
Foreign	37,163	34,457	23,501	17,733

	$35,528	$27,970	$18,101	$11,981

The income tax provision (benefit) related to continuing operations consist of the following components (in thousands):

	For the Year ended December 31,			For the Nine Months Ended December 31,
	2004	2003	2002	2002
		Restated	Restated	Restated
			(Unaudited)
Current:
U.S. federal	$465	$(1,752)	$340	$(805)
State	668	356	552	140
Foreign	5,175	3,965	5,180	3,167

	6,308	2,569	6,072	2,502

Deferred:
U.S. federal	83	1,916	(501)	(237)
State	(388)	(365)	(878)	(288)
Foreign	966	1,689	(745)	(43)

	661	3,240	(2,124)	(568)

Total	$6,969	$5,809	$3,948	$1,934

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

A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
			(Unaudited)
U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign earnings, net of foreign taxes	(14.8)	(12.8)	(15.7)	(21.6)
State income taxes, net of U.S. federal income tax benefit	0.2	0.6	0.5	1.1
Net operating loss	—	(0.4)	1.8	—
Income tax credits	—	(0.9)	0.8	—
Non-deductible goodwill amortization	—	—	—	—
Other permanent differences	0.2	0.3	0.4	2.6

Effective income tax rate	19.6%	20.8%	21.8%	16.1%

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2004	2003
		Restated
Excess of provision for bad debts over charge-offs	$3,040	$2,974
Net operating loss	5,036	1,730
Income tax credits	1,346	248
Excess of tax over financial reporting for depreciation of fixed assets	95	(150)
Excess of tax over financial reporting amortization of identifiable intangibles and goodwill	(2,799)	(2,414)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,711	2,453
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,784	3,250
Accrued revenue	(644)	(481)

Total deferred income tax assets, net	$11,569	$7,610

Deferred income tax assets, current	$4,740	$6,684

Deferred income tax assets, non-current	$6,829	$926

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

The following table summarizes the effect of PAFCO on our consolidated results of operations, after elimination of all significant intercompany transactions and profits (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
Revenue	$194,173	$—	$—	$—

Gross profit	$2,742	$—	$—	$—

Income from operations	$1,499	$—	$—	$—

Other (expense) income, net	$(354)	$493	$413	$310

Provision for income taxes	$(441)	$(190)	$(159)	$(119)

Net income	$704	$303	$254	$191

The following table summarizes the effect of PAFCO on our consolidated financial position, after elimination of all significant intercompany accounts (in thousands):

	As of December 31,
	2004	2003
		Restated
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

Information concerning our operations by business segment is as follows (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
Revenue:
Marine fuel services	$3,031,474	$1,644,598	$1,287,417	$1,033,664
Aviation fuel services	2,622,899	1,026,959	616,948	518,043

	$5,654,373	$2,671,557	$1,904,365	$1,551,707

Income from operations:
Marine fuel services	$23,150	$18,476	$13,366	$10,179
Aviation fuel services	29,093	21,970	18,962	14,081

	52,243	40,446	32,328	24,260
Corporate overhead	(15,267)	(13,104)	(12,301)	(10,249)

	$36,976	$27,342	$20,027	$14,011

Depreciation and amortization:
Marine fuel services	$2,036	$1,487	$1,195	$911
Aviation fuel services	509	234	227	169
Corporate	1,051	2,109	1,443	1,142

	$3,596	$3,830	$2,865	$2,222

Capital expenditures:
Marine fuel services	$574	$490	$1,194	$540
Aviation fuel services	637	919	214	180
Corporate	1,187	1,858	1,805	2,035

	$2,398	$3,267	$3,213	$2,755

	As of December 31,
	2004	2003
		Restated
Accounts and notes receivable, net:
Marine fuel services, net of allowance for bad debts of $5,741 and $5,704 at December 31, 2004 and 2003, respectively	$330,966	$162,105
Aviation fuel services, net of allowance for bad debts of $5,536 and $4,834 at December 31, 2004 and 2003, respectively	159,814	81,507

	$490,780	$243,612

Goodwill and identifiable intangible asset
Marine fuel services, net of accumulated amortization of $4,345 and $3,167 at December 31, 2004 and 2003, respectively	$41,624	$29,755
Aviation fuel services, net of accumulated amortization of $1,134 at December 31, 2004 and 2003	8,209	8,209

	$49,833	$37,964

Total assets:
Marine fuel services	$428,651	$228,904
Aviation fuel services	262,223	143,192
Corporate	21,297	28,754

	$712,171	$400,850

Geographic Information

Information concerning our operations, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,			For the Nine Months ended December 31, 2002
	2004	2003	2002
		Restated	Restated	Restated
			(Unaudited)
Revenue:
United States	$2,441,973	$1,178,418	$1,040,143	$840,869
Singapore	1,726,072	789,101	280,612	238,163
United Kingdom	893,118	278,676	244,844	199,012
Other foreign countries	593,210	425,362	338,766	273,663

Total	$5,654,373	$2,671,557	$1,904,365	$1,551,707

Income (loss) from operations:
United States	$(461)	$(6,708)	$(5,598)	$(5,715)
Singapore	19,312	16,089	8,725	6,741
United Kingdom	4,205	5,708	5,398	3,963
Other foreign countries	13,920	12,253	11,502	9,022

Total	$36,976	$27,342	$20,027	$14,011

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

10. Summary Quarterly Information (Unaudited)

The unaudited quarterly results for the year ended December 31, 2003 and the unaudited results for the three months ended March 31, 2004, June 30, 2004, and September 30, 2004 have been restated to reflect the correction of the cutoff procedures used by the Company for recognizing sales and sales related costs, as described in Note 2a). Under the corrected cutoff procedures, revenues and sales related costs are recognized at the time fuel deliveries are made and related services are performed. Because we contract with third parties for fuel deliveries and related services performance, this causes delays in our receiving the necessary information for invoicing. As a result of these delays, the Company had historically recorded revenue and sales related costs when supporting documentation relating to fuel deliveries and related services had been received from third parties. In addition, the restated quarterly amounts reflect the correction of inventory derivative accounting. The impact of the restatement for inventory derivative accounting related to timing between the four quarters of 2003 and 2004. There was no impact on the full year 2003 and minor impact on the full year 2004.

We have also restated the consolidated statement of cash flows to present borrowings and repayments under our revolving credit facility on a gross rather than a net basis. The restatement had no impact on the net cash flows from operating activities or investing activities or financing activities for any of the interim periods of 2004 or 2003. Further, certain of the historical balance sheet accounts were misclassified including inventories, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities. Accordingly, the unaudited condensed consolidated balance sheets for the interim periods of 2004 and 2003 have been adjusted to reflect the correct classifications.

As a result of the restatements, we were not in compliance with certain financial covenants set forth in our credit facility agreement as of June 30, 2004 and September 30, 2004. Although we obtained a waiver of this non-compliance from LaSalle Bank National Association, as Administrative Agent, on March 16, 2005, we have included our outstanding borrowings at June 30, 2004 and September 30, 2004 under the credit facility agreement in short-term debt.

In order to correct the above described items, interim consolidated financial statements for 2004 and 2003 are being restated in amendments on Form 10-Q/A to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.

The following is a summary of the previously reported and restated unaudited results for the three months ended March 31, 2004, June 30, 2004, and September 30, 2004 and the unaudited results for the three months ended December 31, 2004 (in thousands):

	For the Three Months ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$911,797	$914,596	$1,377,378	$1,379,956	$1,579,371	$1,568,974	$1,790,847

Gross profit	$26,931	$26,278	$31,454	$30,756	$32,032	$29,674	$43,248	(1)

Net income	$5,954	$5,520	$6,866	$6,379	$6,967	$5,439	$11,221	(2)

Basic earnings per share	$0.28	$0.26	$0.31	$0.29	$0.31	$0.24	$0.50	(2)

Diluted earnings per share (3)	$0.26	$0.24	$0.29	$0.27	$0.29	$0.23	$0.47	(2)

(1)	Includes the write-down of inventory associated with the exiting of the Panamanian market of approximately $2.1 million.
(2)	Reflects a charge of $824 thousand, or $0.04 per basic and diluted share, relating to an inventory write-down associated with the exiting of the Panamanian market, net of taxes and reduced performance based compensation.
(3)	Diluted earnings per share is computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly diluted earnings per share amounts may not equal the annual diluted earnings per share amount reported.

The following is a summary of the previously reported and restated unaudited quarterly results for the year ended December 31, 2003 (in thousands):

	For the Three Months ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Revenue	$658,000	$710,898	$645,918	$618,937	$652,301	$629,428	$705,571	$712,294

Gross profit	$27,311	$29,781	$25,482	$23,566	$24,535	$24,293	$23,380	$23,483

Net income	$5,268	$6,943	$5,443	$4,124	$5,534	$5,465	$5,629	$5,629

Basic earnings per share	$0.25	$0.33	$0.26	$0.19	$0.26	$0.26	$0.26	$0.26

Diluted earnings per share	$0.24	$0.31	$0.24	$0.19	$0.25	$0.24	$0.25	$0.25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May 2005.

WORLD FUEL SERVICES CORPORATION

/s/ Michael J. Kasbar
Michael J. Kasbar
Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 6th day of May 2005.

Signature	Title
/s/ Paul H. Stebbins Paul H. Stebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Kasbar Michael J. Kasbar	Director, President, and Chief Operating Officer

/s/ Robert S. Tocci Robert S. Tocci	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Francis X. Shea Francis X. Shea	Executive Vice President and Chief Risk and Administrative Officer

/s/ Ken Bakshi Ken Bakshi	Director

/s/ John R. Benbow John R. Benbow	Director

/s/ Richard A. Kassar Richard A. Kassar	Director

/s/ Myles Klein Myles Klein	Director

/s/ J. Thomas Presby J. Thomas Presby	Director

/s/ Jerome Sidel Jerome Sidel	Director