Form 10-Q
period 2005-03-31
WORLD FUEL SERVICES CORP
filed 2005-05-10
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-12 of the Exchange Act).    Yes  ☒    No  ☐.

The registrant had a total of 22,858,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of May 6, 2005.

Part I

Item 1. Financial Statements

General

The following unaudited, condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2005 will not necessarily be indicative of the results for the entire fiscal year. The condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended March 31, 2005 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (“2004 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and Subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.” The term “Tramp Oil” refers to the Tramp Oil group of companies which we acquired in April 2004.

Forward-Looking Statements

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in oral statements made to the press, potential investors or others. All statements that are not historical facts are “forward-looking statements.” The words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” and similar expressions identify forward-looking statements. These forward-looking statements include statements regarding our expected financial position, business, financing plans, business strategy, business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, in each case relating to subsidiaries or business segments within our company or to our company as a whole, as well as statements regarding acquisitions, potential acquisitions and the benefits of acquisitions.

Forward-looking statements are estimates and projections reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Examples of forward-looking statements in this report include but are not limited to our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	we have not yet completed the implementation of our plan to improve our internal controls and, as described in Item 4 of Part I of this 10-Q Report, we had three material weaknesses in our internal controls. If these material weaknesses are not remediated or otherwise mitigated they could result in material misstatements in our financial statements in the future, which would result in additional restatements or impact our ability to timely file our financial statements in the future;

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	uninsured losses;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	adverse conditions in the shipping and aviation industries;

•	material disruptions in the availability or supply of oil;

•	changes in the market price of petroleum;

•	increased levels of competition;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our failure to comply with restrictions in our credit agreements;

•	changes in credit terms extended to us from our suppliers;

•	increases in interest rates; and

•	other risks, described in “Risk Factors” of our 2004 10-K Report and from time to time in our other SEC filings.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$54,346	$64,178
Accounts and notes receivable, net of allowance for bad debts of $11,851 and $11,277 at March 31, 2005 and December 31, 2004, respectively	541,178	490,780
Inventories	41,209	40,901
Receivables related to marking derivative contracts to market	39,733	10,224
Prepaid expenses and other current assets	39,808	41,985

Total current assets	716,274	648,068
Property and equipment, net	6,902	7,092
Other:
Goodwill, net of amortization of $3,565	42,681	42,347
Identifiable intangible asset, net of amortization of $2,276 and $1,914 at March 31, 2005 and December 31, 2004, respectively	7,124	7,486
Other assets	9,222	7,178

	$782,203	$712,171

Liabilities
Current liabilities:
Short-term debt	$475	$1,100
Accounts payable	398,591	385,243
Payables related to marking derivative contracts to market	41,798	10,102
Customer deposits	28,364	36,476
Accrued salaries and wages	5,130	10,652
Income taxes payable	6,580	6,015
Accrued expenses and other current liabilities	8,073	17,397

Total current liabilities	489,011	466,985

Long-term liabilities:
Long-term debt	90,000	50,467
Deferred compensation and other long-term liabilities	7,651	6,216

	586,662	523,668

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,518,000 shares and 25,530,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	255	255
Capital in excess of par value	46,011	44,424
Retained earnings	166,019	159,496
Accumulated other comprehensive income	35	—
Unearned deferred compensation	(5,768)	(4,369)
Treasury stock, at cost; 2,616,000 shares and 2,684,000 shares at March 31, 2005 and December 31, 2004, respectively	(11,011)	(11,303)

	195,541	188,503

	$782,203	$712,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2005	2004
Revenue	$1,774,586	$914,596
Cost of sales	1,739,075	888,318

Gross profit	35,511	26,278

Operating expenses:
Salaries and wages	14,266	10,188
Provision for bad debts	2,491	885
Other	10,351	8,088

	27,108	19,161

Income from operations	8,403	7,117

Other (expense) income, net:
Interest income, net	68	84
Other, net	(145)	(18)

	(77)	66

Income before income taxes	8,326	7,183
Provision for income taxes	944	1,663

Net income	$7,382	$5,520

Basic earnings per share	$0.33	$0.26

Basic weighted average shares	22,410	21,610

Diluted earnings per share	$0.31	$0.24

Diluted weighted average shares	23,941	22,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,382	$5,520

Adjustments to reconcile net income to net cash used in operating activities -
Provision for bad debts	2,491	841
Depreciation and amortization	831	792
Deferred income tax	(2,239)	(399)
Unrealized losses on derivatives	2,122	—
Unearned deferred compensation amortization	707	274
Other non-cash operating charges	148	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(53,223)	(65,740)
Inventories	(308)	(2,318)
Prepaid expenses and other current assets	2,795	(11,735)
Receivable related to marking derivative contracts to market	(29,474)	(1,081)
Other assets	(423)	(441)
Accounts payable	13,348	63,519
Payables related to marking derivative to market	29,574	1,081
Customer deposits	(8,112)	7,202
Accrued salaries and wages	(5,522)	(3,573)
Income taxes payable	565	252
Accrued expenses and other current liabilities	(9,700)	4,829
Deferred compensation and other long-term liabilities	1,455	1,831

Total adjustments	(54,965)	(4,662)

Net cash (used in) provided by operating activities	(47,583)	858

Cash flows from investing activities:
Capital expenditures	(440)	(366)

Net cash used in investing activities	(440)	(366)

Cash flows from financing activities:
Dividends paid on common stock	(855)	(828)
Proceeds from exercise of stock options	146	1,693
Borrowings under revolving credit facility	60,000	10,000
Repayments under revolving credit facility	(20,000)	(10,000)
Repayment of promissory notes	(1,100)	(1,600)

Net cash provided by (used in) financing activities	38,191	(735)

Net decrease in cash and cash equivalents	(9,832)	(243)
Cash and cash equivalents, at beginning of period	64,178	76,256

Cash and cash equivalents, at end of period	$54,346	$76,013

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED - IN THOUSANDS)

(Continued)

	For the Three Months ended March 31,
	2005	2004
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$442	$197

Income taxes	$2,621	$1,528

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $858 thousand and $825 thousand at March 31, 2005 and 2004, respectively, and were paid in April 2005 and 2004, respectively.

In connection with the granting of restricted common stock, stock options and stock appreciation rights (“SARs”), based on the fair value of the awards, we recorded unearned deferred compensation of $2.1 million for the first quarter of 2005. For the first quarter of 2004, we had no restricted common stock and options grants. Unearned deferred compensation is being amortized over the minimum vesting period of each individual award. See Note 1 to the consolidated financial statements for additional information.

During the three months ended March 31, 2005, we received approximately 12 thousand shares of our stock, with a market value of approximately $372 thousand, from employees as payment for the employee withholding taxes due upon the vesting of their restricted stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine segment. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of Tramp Oil have been included in our operating results since April 2004. During the three months ended March 31, 2005, we recorded an increase to goodwill of $334 thousand due to an adjustment to the acquired net assets of Tramp Oil primarily related to accounts receivable.

The following presents the unaudited results of operations for the three months ended March 31, 2005 and the pro forma results of operations for the three months ended March 31, 2004 as if the Tramp acquisition had been completed as of January 1, 2004 (in thousands, except per share data):

	For the Three Months ended March 31,
	2005	2004
		(pro forma)
Revenue	$1,774,586	$1,173,098
Net income	$7,382	$4,783

Earnings per share:
Basic	$0.33	$0.22
Diluted	$0.31	$0.21

The pro forma results of operations for the three months ended March 31, 2004 reflect Tramp Oil’s net loss of $737 thousand which was primarily related to the recording of charges incurred by Tramp Oil in connection with the sale of the company.

Significant Accounting Policies

Except as described below, the significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2004 10-K Report.

Basis of Consolidation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include our accounts and those of our majority owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits. Effective January 1, 2004, with the implementation of the Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding, non-vested restricted common stock and common stock equivalents arising out of employee stock options, non-employee stock options and stock appreciation rights (“SARs”). Our net income is the same for basic and diluted earnings per share calculations.

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended March 31,
	2005	2004
Basic weighted average shares	22,410	21,610
Restricted stock weighted average shares	486	292
Common stock equivalents	1,045	1,068

Diluted weighted average shares used in the calculation of diluted earnings per share	23,941	22,970

Weighted average shares subject to stock options and SARs included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,361	3,016

Weighted average shares subject to stock options and SARs which were not included in the calculation of diluted earnings per share because their impact is antidilutive	13	—

Stock-Based Compensation

Effective April 2002, we adopted the accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for the granting of stock options and SARS payable in shares, to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options and SARs granted as Unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant.

The fair value of restricted common stock granted to employees, based on the market value of our common stock on the date of grant, is recorded as Unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant.

The following table reflects pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended March 31,
	2005	2004
Net income:
Net income, as reported	$7,382	$5,520
Add: Stock-based employee and non-employee director compensation expense included in reported net income, net of related tax effects	438	170
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(438)	(180)

Pro forma net income	$7,382	$5,510

Basic earnings per share:
As reported	$0.33	$0.26

Pro forma	$0.33	$0.25

Diluted earnings per share:
As reported	$0.31	$0.24

Pro forma	$0.31	$0.24

Comprehensive Income

The significant items affecting other comprehensive income (“OCI”) relates to qualifying cash flow hedging instruments. See Item 3 in Part I of this 10-Q Report for additional information. The following reconciles our reported net income with comprehensive income for all periods presented.

	For the Three Months ended March 31,
	2005	2004
Net income, as reported	$7,382	$5,520
Net unrealized gain on qualifying cash flow hedges, net of $22 in taxes for the three months ended March 31, 2005	35	—

Comprehensive income	$7,417	$5,520

Recent Accounting Pronouncement

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

Stock-Based Compensation

The FASB issued a revised SFAS No. 123, “Share-Based Payment.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of stock-based compensation in the consolidated financial statements or disclosing the pro forma impact of stock-based compensation on the consolidated statement of income in the notes to the consolidated financial statements. As described above, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” for all employee awards issued after April 2002. The revised statement is effective at the beginning of the first annual or interim period beginning after June 15, 2005, and provides two methods of adoption, the modified-prospective method and the modified-retrospective method. We anticipate adopting the revised statement using the modified-prospective method. We are currently evaluating the provisions of the revised statement but do not expect the impact of adoption to be significant.

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

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $123.0 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $123.0 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

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

As of March 31, 2005, our outstanding borrowings under the revolving credit facility totaled $90.0 million and our issued letters of credit totaled $25.1 million. Our weighted average daily outstanding borrowings were $42.4 million and $6.9 million, respectively, during the three months ended March 31, 2005 and 2004.

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

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of March 31, 2005, we had outstanding letters of credit of $7.2 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Substantially all of the letters of credit issued under the $150.0 million syndicated revolving credit facility and the $25.0 million credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	March 31, 2005	December 31, 2004
Borrowings under syndicated revolving credit facility	$90,000	$50,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $25 and $33 at March 31, 2005 and December 31, 2004, respectively	475	467
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005	—	1,100

Total debt	$90,475	$51,567

Short-term debt	$475	$1,100

Long-term debt	$90,000	$50,467

As of March 31, 2005, the aggregate annual maturities of debt, net of unamortized imputed discount, are as follows (in thousands):

For the Year ending December 31,
2006	$475
2007	90,000

$90,475

3. Income Taxes

The income tax provision recorded for the three months ended March 31, 2005 and 2004 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2005	2004
Income tax provision	$944	$1,663

Effective income tax rate	11.3%	23.2%

The lower effective tax rate for the first quarter of 2005 resulted primarily from quarter to quarter profit increases in low tax jurisdictions and unrealized losses on inventory and open purchase commitment derivative transactions in a high tax jurisdiction.

4. Commitments and Contingencies

Legal Matters

As described in Item 3 of our 2004 10-K Report, we are involved in certain legal proceedings, some of which may be material. There have been no material developments in those proceedings since the filing of our 2004 10-K Report.

In addition to the matters described in our 2004 10-K Report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 2004 10-K Report, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

5. Business Segments

We market fuel and related services, and have two reportable operating segments: marine and aviation. Performance measurement and resource allocation for the reportable operating segments are based on many factors. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended March 31,
	2005	2004
Revenue
Marine fuel services	$911,073	$478,245
Aviation fuel services	863,513	436,351

	$1,774,586	$914,596

Income from operations
Marine fuel services	$5,021	$4,186
Aviation fuel services	7,819	6,461
Corporate overhead	(4,437)	(3,530)

	$8,403	$7,117

	As of
	March 31, 2005	December 31, 2004
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,340 and $5,741 at March 31, 2005 and December 31, 2004, respectively	$360,107	$330,966
Aviation fuel services, net of allowance for bad debts of $5,511 and $5,536 at March 31, 2005 and December 31, 2004, respectively	181,071	159,814

	$541,178	$490,780

Goodwill and identifiable intangible asset:
Marine fuel services, net of accumulated amortization of $4,707 and $4,345 at March 31, 2005 and December 31, 2004, respectively	$41,596	$41,624
Aviation fuel services, net of accumulated amortization of $1,134 at March 31, 2005 and December 31, 2004	8,209	8,209

	$49,805	$49,833

Total assets
Marine fuel services	$479,086	$428,651
Aviation fuel services	278,500	262,223
Corporate	24,617	21,297

	$782,203	$712,171

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this 10-Q Report, as well as our 2004 10-K Report.

Overview

We market fuel and related services to marine and aviation customers throughout the world. In our marine segment, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to passenger, cargo and charter airlines, as well as to corporate customers and the United States and foreign governments. We provide competitive prices, credit terms, fuel management and price risk management services, and single-supplier convenience. We also offer flight plans and weather reports to our corporate aviation customers.

In our marine segment, we purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on fuel resales. Our profitability also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts. Profit from our aviation segment is directly related to the volume and the gross profit achieved on fuel sales, as well as our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts. We do not act as brokers for our aviation segment.

In April 2004, we acquired the operations of Tramp Oil. This acquisition forms part of our worldwide marine segment and was accounted for as a purchase. Accordingly, the results of operations of this acquisition were included with our results since the date of acquisition.

Reportable Segments

We have two reportable operating businesses: marine and aviation segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 5 to the accompanying condensed consolidated financial statements included in this 10-Q Report.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Consolidated Financial Statements” in Item 8 of our 10-K Report.

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed.

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectable in the future. We had accounts and notes receivable of $541.2 million and $490.8 million, net of allowance for bad debts of $11.9 million and $11.3 million, as of March 31, 2005 and December 31, 2004 respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at March 31, 2005. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past, since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts and notes receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 2004 10-K Report.

Goodwill and Identifiable Intangible Asset

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the PAFCO aviation joint venture. The identifiable intangible assets for customer relations existing at the dates of acquisition are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. We recorded amortization of our identifiable intangible assets of $362 thousand and $92 thousand for the three months ended March 31, 2005 and 2004, respectively.

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

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of March 31, 2005, we have not recorded a valuation allowance.

Results of Operations

Our profitability improved in the first quarter of 2005 due to increases in metric tons of fuel sold in marine, in gallons of fuel sold in aviation, and gross profit per metric ton sold in marine, and a decrease in provision for income taxes. Earnings were adversely affected by decreases in the gross profit per gallon sold in aviation, unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments, and by increases in salaries and wages, provision for bad debts and other operating expenses.

The increase in marine segment volume in the first quarter of 2005 was primarily due to the April 2004 acquisition of Tramp Oil and additional sales to new and existing customers. The increase in gross profit per metric ton sold in marine in the first quarter of 2005 reflects better pricing primarily as a result of the strong economic health of the shipping industry. The increase in sales volume and the decrease in gross profit per gallon in the aviation segment in the first quarter of 2005 were primarily due to growth in fuel management business, which is high volume and low margin. Also contributing to the increase in sales volume in the aviation segment was additional sales to new and existing customers in our commercial business. The increase in the provision for bad debts in the first quarter of 2005 relates to two marine customers, one of which was written off in the quarter. The increases in salaries and wages and other operating expenses in the first quarter of 2005 were due to the additional operating costs of Tramp Oil, higher performance-based incentive compensation, new hires, and higher audit fees.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services, and our results of operations. See “Risk Factors” in Item 1 of our 2004 10-K Report.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Our revenue for the first quarter of 2005 was $1.78 billion, an increase of approximately $860.0 million, or 94.0%, as compared to revenue of $914.6 million for the first quarter of 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2005	2004
Marine segment	$911,073	$478,245
Aviation segment	863,513	436,351

	$1,774,586	$914,596

Our marine segment contributed $911.1 million in revenue for the first quarter of 2005, an increase of approximately $432.9 million, or 90.5%, over the first quarter of 2004. Of the total increase in revenue, $358.1 million pertained to increased business volume, primarily due to the acquisition of Tramp Oil, as well as additional sales to new and existing customers. The balance of the increase in revenue of $74.8 million was due to an 18.1% increase in the average price per metric ton sold, primarily due to higher world oil prices.

Our aviation segment contributed $863.5 million in revenue for the first quarter of 2005, an increase of approximately $427.2 million, or 97.9%, as compared to the first quarter of 2004. Increased volume in aviation contributed $219.8 million of the total increase in aviation revenue, with the remaining revenue increase of $207.4 million pertaining to a 31.6% increase in the average price per gallon sold. The increase in aviation sales volume was largely due to growth in fuel management and additional sales to new and existing customers in our commercial business. The increase in the average price per gallon sold was primarily due to higher world oil prices.

Gross Profit. Our gross profit of $35.5 million for the first quarter of 2005 increased $9.2 million, or 35.1%, as compared to the first quarter of 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2005	2004
Marine segment	$17,470	$11,583
Aviation segment	18,041	14,695

	$35,511	$26,278

Our marine segment gross profit for the first quarter of 2005 was $17.5 million, an increase of $5.9 million, or 50.8%, as compared to the first quarter of 2004. Contributing to the gross profit increase was $6.1 million related to higher unit sales volume and $1.3 million was due to an increase in the gross profit per metric ton sold and brokered. Partially offsetting the increase was $1.5 million in unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments. The increase in gross profit per metric ton sold in marine in the first quarter of 2005 reflects better pricing primarily as a result of the strong economic health of the shipping industry.

Our aviation segment’s gross profit for the first quarter of 2005 was $18.0 million, an increase of $3.3 million, or 22.8%, as compared to the first quarter of 2004. Contributing to the total increase was $7.4 million related to an increase in the number of gallons sold. Partially offsetting the increase was a $3.5 million decrease in the gross profit per gallon as well as $642 thousand in unrealized losses on derivatives associated with the hedging of fuel inventory. The decrease in gross margin reflects the business volume growth in our high volume, low margin business.

Our consolidated gross margin decreased from 2.9% for first quarter of 2004, to 2.0% for the first quarter of 2005. By segment, our marine segment gross margin decreased to 1.9% for the first quarter of 2005 as compared to 2.4% for the first quarter of 2004, and our aviation segment gross margin decreased to 2.1% for the first quarter of 2005 as compared to 3.4% for the first quarter of 2004. The decline in gross margin for the first quarter of 2005 was a function of our sales price of fuel sold rising at a faster rate than our gross profit per unit sold in both marine and aviation. Also contributing to the decrease in the aviation gross margin was an increase in high volume, low gross profit business.

Operating Expenses. Total operating expenses for the first quarter of 2005 were $27.1 million, as compared to $19.2 million for the first quarter of 2004. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,
	2005	2004
Salaries and wages	$(14,266)	$(10,188)
Provision for bad debts	(2,491)	(885)
Other	(10,351)	(8,088)

	$(27,108)	$(19,161)

Of the total increase in operating expenses of approximately $7.9 million, approximately $4.1 million was in salaries and wages, approximately $1.6 million in provision for bad debts and approximately $2.3 million in other operating expenses. The overall increase in operating expenses for the first quarter of 2005 reflects the additional operating expenses of Tramp Oil and the overall higher operating costs associated with increased business activities. The increase in salaries and wages was primarily due to new hires, the additional employees from Tramp Oil, and higher performance based incentive compensation. The increase in the provision for bad debts for the first quarter of 2005 was primarily due to additional provision for two marine customers, one of which was written off. The increase in other operating expenses reflects the additional other operating expenses of Tramp Oil as well as higher audit fees.

Operating Income. Our income from operations for the first quarter of 2005 was $8.4 million, an increase of $1.3 million, or 18.1%, as compared to $7.1 million for the first quarter of 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2005	2004
Marine segment	$5,021	$4,186
Aviation segment	7,819	6,461

	12,840	10,647
Corporate overhead	(4,437)	(3,530)

	$8,403	$7,117

The marine segment earned $5.0 million in income from operations for the first quarter of 2005, an increase of $835 thousand, or 19.9%, as compared to the first quarter of 2004. This increase resulted primarily from a $5.9 million in gross profit, partially offset by a $5.1 million increase in operating expenses. The increase in marine operating expenses was attributable to higher salaries and wages, provision for bad debts and other operating expenses.

The aviation segment’s income from operations was $7.8 million for the first quarter of 2005, an increase of $1.4 million, or 21.0%, as compared to the first quarter of 2004. This improvement was due to a $3.3 million increase in gross profit partially offset by an increase in operating expenses of $2.0 million. The increase in aviation operating expenses was attributable to higher salaries and wages and other operating expenses, partially offset by lower provision for bad debts.

Corporate overhead costs not charged to the business segments totaled $4.4 million for the first quarter of 2005, as compared to $3.5 million during the first quarter of 2004. The increase in corporate overhead costs was mainly due to increases in salaries and wages and other operating expenses.

For explanations of the changes in operating expenses for the first quarter of 2005 as compared to the first quarter of 2004, see the above discussion on operating expenses.

Other Expense/Income. During the first quarter of 2005, we reported $77 thousand in other expense, net, as compared to other income, net, of $66 thousand for the first quarter of 2004. The change of $143 thousand from the first quarter of 2005 to the first quarter of 2004 was primarily related to non-operating charges recorded during the first quarter of 2005.

Taxes. For the first quarter of 2005, our effective tax rate was 11.3%, for an income tax provision of $944 thousand, as compared to 23.2% and an income tax provision of $1.7 million for the first quarter of 2004. The lower effective tax rate for the first quarter of 2005 resulted primarily from quarter to quarter profit increases in low tax jurisdictions and unrealized losses on inventory and open purchase commitment derivative transactions in a high tax jurisdiction.

Net Income and Diluted Earnings per Share. Net income for the first quarter of 2005 was $7.4 million, an increase of $1.9 million, or 33.7%, as compared to $5.5 million for the first quarter of 2004. Diluted earnings per share for the first quarter of 2005 was $0.33 per share, an increase of $0.07 per share, or 29.0%, as compared to $0.26 per share for the first quarter of 2004.

Liquidity and Capital Resources

Our primary use of cash in our marine and aviation segments is to fund fuel purchases relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel that can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities.

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. We have a syndicated revolving credit facility that permits borrowings of up to $150.0 million with a sublimit of $60.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of March 31, 2005, our outstanding borrowings under the revolving credit facility totaled $90.0 million and our issued letters of credit totaled $25.1 million. Our weighted average daily outstanding borrowings during the three months ended March 31, 2005 and 2004 were $42.4 million and $6.9 million, respectively. Subsequent to March 31, 2005, we have repaid $45.0 million of our outstanding borrowings from excess working capital, and as of May 2, 2005, our outstanding borrowings under the revolving credit facility totaled $45.0 million.

The credit agreement relating to the revolving credit facility imposes certain operating and financial restrictions on us. Our failure to comply with these restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit agreement, impair our ability to receive advances and issue letters of credit and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all covenants under the credit agreement.

In April 2004, we obtained a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our syndicated revolving credit facility. As of March 31, 2005, we had outstanding letters of credit of $7.2 million under this credit line, in addition to the letters of credit outstanding under our revolving credit facility.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our $150.0 million syndicated revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, at a weighted average interest rate of 5.45%, which reduces our exposure to an increase in interest rates. Based on the fair market value of the interest rate swaps, we recorded an unrealized gain of $57 thousand in other comprehensive income (“OCI”) in the condensed consolidated balance sheet.

As of March 31, 2005, we had $54.4 million of cash and cash equivalents as compared to $64.2 million of cash and cash equivalents at December 31, 2004. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash used in operating activities totaled $47.6 million for the first quarter of 2005 compared to net cash provided by operating activities of $858 thousand for the first quarter of 2004. This $48.5 million change was primarily due to net changes in operating assets and liabilities as a result of prepayment of accounts payable.

During the first quarter of 2005, net cash used in investing activities was $440 thousand compared to net cash used in investing activities of $366 thousand for the first quarter of 2004. This $74 thousand change resulted from an increase in capital expenditures.

For the first quarter of 2005, net cash provided by financing activities was $38.2 million compared to net cash used in financing activities of $735 thousand for the first quarter of 2004. This $38.9 million change was primarily due to net borrowings under our revolving credit facility of $40.0 million in 2005 as well as a reduction in cash usage in the repayment of acquisition promissory notes and a reduction in the proceeds received from exercises of stock options of $1.5 million.

Working capital at March 31, 2005 was $227.3 million, representing an increase of $46.2 million from working capital at December 31, 2004. Our accounts and notes receivable, at March 31, 2005, excluding the allowance for bad debts, amounted to approximately $553.0 million as compared to approximately $502.1 million at December 31, 2004. The increase in accounts and notes receivable of approximately $51.0 million was mainly due to the additional business volume in our aviation and marine segments as well as the acquisition of Tramp Oil. At March 31, 2005, the allowance for bad debts of $11.9 million, increased by $574 thousand from the balance at December 31, 2004.

During the first quarter of 2005, we charged $2.5 million to the provision for bad debts, as compared to $885 thousand during the first quarter of 2004. We had charge-offs in excess of recoveries of $1.9 million for the first quarter of 2005, as compared to $736 thousand during the first quarter of 2004. The increase in charge-offs in excess of recoveries of $1.2 million primarily relates to the write-off of receivables for one international customer in the marine segment during the first quarter of 2005.

Inventories of $41.2 million, at March 31, 2005, increased $308 thousand from December 31, 2004. This increase was primarily due to increased business activities in our aviation services segment. Receivables related to marking derivative contracts to market of $39.7 million, at March 31, 2005, increased $29.5 million from December 31, 2004, with a related payable of $41.8 million included in current liabilities at March 31, 2005. As of March 31, 2005, prepaid expenses and other current assets decreased $2.1 million primarily due to a decrease in prepaid fuel and expenses, partially offset by an increase in fuel transaction business tax receivable.

Our current liabilities, other than short-term debt, increased $22.7 million primarily due to increased business activities in our marine and aviation segments as well as the acquisition of Tramp Oil. Short-term and long-term debt increased by $38.9 million, primarily due to net borrowings of $40.0 million under our syndicated revolving credit facility, partially offset by the repayment of our acquisition promissory notes.

Stockholders’ equity amounted to $195.6 million at March 31, 2005, as compared to $188.5 million at December 31, 2004. The increase in stockholders’ equity was mainly due to $7.4 million in earnings, proceeds from the exercise of stock options and amortization of unearned deferred compensation, partially offset by the declaration of dividends.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our long-term debt, letters of credit, surety bonds and derivatives, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2004 to March 31, 2005. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2004 10-K Report.

Long-term Debt

As of March 31, 2005, our long-term debt consists of $90.0 million in outstanding borrowings under our credit facility and a note payable balance of $475 thousand issued in connection with an acquired business.

Letters of Credit

In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2005, we had letters of credit outstanding of $32.3 million, as compared to $37.0 million in letters of credit outstanding as of December 31, 2004. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of March 31, 2005, we had approximately $20.3 million in outstanding bonds.

Derivatives

See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in the form of swaps and futures in order to mitigate the risk of market price fluctuations in marine and aviation fuel. The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. We measure hedge effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively if and when a hedging instrument becomes ineffective. We assess hedge effectiveness based on total changes in the fair value of our derivative instruments. For the periods reported, such ineffectiveness has been immaterial. In addition, if we determine that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the related hedging instrument are recognized in earnings immediately.

All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge (collectively “non-designated derivatives”), changes in the fair value of the derivative are recognized currently in earnings. If, under SFAS No. 133, the derivative qualifies for hedge accounting, it qualifies as either a “cash flow hedge” or a “fair value hedge.”

Derivative instruments qualifying as cash flow hedges are used by us to mitigate the risk of market price changes which affect our cash flows from marine and aviation fuel sales and purchases. Fair value derivatives are used by us to offset the exposure to changes in the fair value of our inventory and fixed price purchase commitments.

For cash flow hedges, changes in fair value of the derivative are deferred in other comprehensive income (“OCI”) to the extent the hedge is effective. Gains and losses deferred in accumulated OCI related to cash flow hedge derivatives that become ineffective remain unchanged until the related fuel is delivered.

For fair value hedges, changes in the fair value of the derivative are recognized in income along with the corresponding change in the fair value of the hedged item. Adjustments to the carrying amounts of hedged items are discontinued in instances where the related fair value hedging instrument becomes ineffective. The balance in the fair value hedge adjustment account is recognized in income when the hedged item is sold.

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in cost of sales in the period that the item is sold. The resulting cash flows are reported as cash flows from operating activities.

Cash Flow Hedges

As of March 31, 2005, our cash flow hedges consisted of fixed price sales commitments, fixed price swaps and interest rate swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. The interest rate swaps are used to fix our variable interest rate on borrowings under our revolving credit facility. Accordingly, changes in fair value of these derivatives are recorded in OCI and receivable or payable related to marking derivative contracts to market.

Fair Value Derivatives

As of March 31, 2005, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory and swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of these derivatives are recorded as unrealized gains or losses in cost of sales along with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of March 31, 2005, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, in exchange for a fee, we offer swap contracts to our customers to fix their fuel prices while simultaneously entering into a swap contract with a counterparty with substantially the same terms and conditions to fix our fuel costs. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of March 31, 2005, we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2005	Swap	Cash flow	73,780		$222.61	$505
	Sales commitments	Cash flow	73,780		218.93	(505)
	Sales commitments	Cash flow	65,210		235.48	1,731
	Swap	Cash flow	65,210		211.68	(1,731)
	Swap	Non-designated	529,394		164.85	11,188
	Swap	Non-designated	529,394		166.16	(11,188)
	Swap	Non-designated		27,008	139.24	21,223
	Swap	Non-designated		27,008	139.74	(21,223)
	Swap	Fair value	169,020		257.98	(1,480)
	Futures	Fair value		7,854,000	161.61	(642)

2006	Swap	Non-designated	183,720		130.56	4,016
	Swap	Non-designated	183,720		131.80	(4,016)

2007	Swap	Non-designated	19,050		23.20	178
	Swap	Non-designated	19,050		23.27	(178)

						$(2,122)

In addition to the above derivatives, as of March 31, 2005, we had interest rate swaps in the amount of $20.0 million, at a weighted average interest rate of 5.45%. This derivative was classified as cash flow hedge and its fair value asset was $57 thousand at March 31, 2005.

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

Item 4. Controls and Procedures

Material Weaknesses Identified in Management’s Report on Internal Controls over Financial Reporting

Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over our financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (iv) a statement that our independent registered certified public accounting firm has issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management engaged outside consultants and adopted a detailed program to assess the adequacy of internal controls over financial reporting, create or supplement documentation of controls over financial reporting, remediate control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our 2004 Form 10-K. In the report, management concluded that there were three material weaknesses in our internal control over financial reporting. The management report described these three material weaknesses as follows:

1) As of December 31, 2004, the Company did not maintain effective controls over the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the Company was recognizing revenue and cost of sales when supporting documentation relating to fuel deliveries and related services had been received from third parties utilized by the Company to provide fuel and related services rather than at the time fuel deliveries were made and related services were performed as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s financial statements for the year ended December 31, 2003, the nine months ended December 31, 2002, the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenue and cost of sales that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

2) As of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, and an adjustment to the fourth quarter 2004 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

3) As of December 31, 2004, the Company did not maintain effective controls over the presentation in the statement of cash flows of borrowings and repayments under the Company’s revolving credit facility. Specifically, the Company did not present such borrowings and payments on a gross basis. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, including interim financial statements for 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the borrowings and repayments under the Company’s revolving credit facility in the statement of cash flows that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

Changes in Internal Control over Financial Reporting

Changes implemented by the Company in 2005 to address our material weaknesses in internal controls over financial reporting were 1) the recording of sales and sales related costs on an accrual basis, 2) the recording of unrealized losses or gains on inventory derivatives to the statement of income, and 3) the reporting of borrowings and repayments under the Company’s revolving credit facility on a gross rather than net basis. The accounting changes described in 1) and 2) above were implemented in March 2005. The reporting change described in 3) above was implemented in April 2005.

In addition to the above changes in accounting and reporting described above, the Company is in the process of implementing changes to strengthen the areas of internal audit and financial reporting. In addition, the Company intends to hire additional internal audit and accounting personnel in the future.

Management will continue to monitor the effectiveness of the changes implemented and additional measures which may be implemented in future periods in order to determine whether the three material weaknesses described above can be considered to be remediated.

Over than the above mentioned changes, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In connection with the preparation of this 10-Q Report, our management, with the participation of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer concluded that our disclosure controls and procedures were ineffective, as of March 31, 2005, in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we had the material weaknesses in our internal control over financial reporting as of such date that are discussed above. Through the date of the filing of this 10-Q Report, we have implemented the changes described above to address the deficiencies in our disclosure controls that existed on March 31, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these changes and other measures, this 10-Q Report properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.

Part II

Item 1. Legal Proceedings

As described in Item 3 of our 2004 10-K Report, we are involved in certain legal proceedings, some of which may be material. There have been no material developments in those proceedings since the filing of our 2004 10-K Report.

In addition to the matters described in our 2004 10-K Report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 2004 10-K Report, our liability, if any, under any pending litigation or administrative proceedings will not materially affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2005 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
1/1/05-1/31/05	—	$—	—	$—	$6,013
2/1/05-2/28/05	—	—	—	—	6,013
3/1/05-3/31/05	12	31.02	—	—	6,013

Total	12	$31.02	—	$—	$6,013

Employees delivered the above shares to us as payment for the employee withholding taxes due upon the vesting of their restricted stock. Subsequent to the receipt of these shares, we retired such shares and remitted the appropriate employee withholding taxes to the Internal Revenue Services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 12a-14(a) or Rule 15d – 14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 12a-14(a) or Rule15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	World Fuel Services Corporation

/s/ Robert S. Tocci
Robert S. Tocci, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)