Form 10-Q
period 2005-06-30
WORLD FUEL SERVICES CORP
filed 2005-08-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐.

The registrant had a total of 23,000,000 shares of common stock, par value $0.01 per share, net of treasury stock, outstanding as of August 5, 2005.

Part I

Item 1. Financial Statements

General

The following unaudited condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2005 will not necessarily be indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended June 30, 2005 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (“2004 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and Subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.” The term “Tramp Oil” refers to the Tramp Oil group of companies which we acquired in April 2004.

Forward-Looking Statements

Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this report and may be detailed from time-to-time in reports we file with the Securities and Exchange Commission, including on Forms 8-K, 10-Q and 10-K.

Examples of forward-looking statements in this report include but are not limited to our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the shipping and aviation industries;

•	uninsured losses;

•	our failure to comply with restrictions in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our ability to remediate our material weaknesses in our internal control over financial reporting; and

•	other risks, including those described in “Risk factors” of our 2004 10-K Report and those described from time to time in our Securities and Exchange Commission filings.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$93,831	$64,178
Accounts and notes receivable, net of allowance for bad debts of $12,260 and $11,277 at June 30, 2005 and December 31, 2004, respectively	582,645	490,780
Inventories	37,574	40,901
Receivables related to marking derivative contracts to market	36,158	10,224
Prepaid expenses and other current assets	32,325	41,985

Total current assets	782,533	648,068
Property and equipment, net of accumulated depreciation	8,173	7,092
Other:
Goodwill	42,651	42,347
Identifiable intangible asset, net of amortization of $2,638 and $1,914 at June 30, 2005 and December 31, 2004, respectively	6,762	7,486
Other assets	10,099	7,178

	$850,218	$712,171

Liabilities
Current liabilities:
Short-term debt	$483	$1,100
Accounts payable	498,923	385,243
Payables related to marking derivative contracts to market	40,376	10,102
Customer deposits	32,038	36,476
Accrued salaries and wages	12,298	10,652
Income taxes payable	5,974	6,015
Accrued expenses and other current liabilities	7,444	17,397

Total current liabilities	597,536	466,985

Long-term liabilities:
Long-term debt	42,000	50,467
Deferred compensation and other long-term liabilities	4,194	6,216

	643,730	523,668

Commitments and contingencies (Note 4)

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,518,000 shares and 25,530,000 shares issued at June 30, 2005 and December 31, 2004, respectively	255	255
Capital in excess of par value	49,391	44,424
Retained earnings	174,724	159,496
Accumulated other comprehensive income	(96)	—
Unearned deferred compensation	(7,188)	(4,369)
Treasury stock, at cost; 2,518,000 shares and 2,684,000 shares at June 30, 2005 and December 31, 2004, respectively	(10,598)	(11,303)

	206,488	188,503

	$850,218	$712,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Revenue	$2,117,749	$1,379,956	$3,892,335	$2,294,552
Cost of sales	2,076,687	1,349,200	3,815,762	2,237,518

Gross profit	41,062	30,756	76,573	57,034

Operating expenses:
Salaries and wages	15,853	11,594	30,119	21,782
Provision for bad debts	1,604	1,354	4,095	2,239
Other	11,632	8,782	21,983	16,870

	29,089	21,730	56,197	40,891

Income from operations	11,973	9,026	20,376	16,143

Other income (expense), net:
Interest income	396	145	877	358
Interest expense	(562)	(428)	(975)	(557)
Other, net	331	(1,090)	273	(999)

	165	(1,373)	175	(1,198)

Income before income taxes	12,138	7,653	20,551	14,945
Provision for income taxes	2,207	1,194	3,151	2,857

	9,931	6,459	17,400	12,088

Minority interest in income of consolidated subsidiaries	(366)	(80)	(453)	(189)

Net income	$9,565	$6,379	$16,947	$11,899

Basic earnings per share	$0.43	$0.29	$0.76	$0.54

Basic weighted average shares	22,448	22,112	22,428	21,838

Diluted earnings per share	$0.40	$0.27	$0.71	$0.51

Diluted weighted average shares	23,977	23,502	23,965	23,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$16,947	$11,899

Adjustments to reconcile net income to net cash provided by (used in) operating activities - net of effects from business acquired
Provision for bad debts	4,095	2,239
Depreciation and amortization	1,687	1,842
Deferred income tax benefits	(2,794)	(2,245)
Unrealized losses on derivatives	4,218	635
Share-based compensation charges	2,011	679
Other non-cash operating charges	419	330
Changes in operating assets and liabilities:
Accounts and notes receivable	(96,264)	(105,145)
Inventories	3,327	2,161
Prepaid expenses and other current assets	10,593	(5,409)
Receivables related to marking derivative contracts to market	(25,934)	(1,595)
Other assets	(693)	(623)
Accounts payable	113,680	48,044
Payables related to marking derivative contracts to market	26,056	1,595
Customer deposits	(4,438)	3,447
Accrued salaries and wages	1,646	(3,945)
Income taxes payable	(41)	1,106
Accrued expenses and other current liabilities	(10,329)	3,365
Deferred compensation and other long-term liabilities	(1,972)	1,646

Total adjustments	25,267	(51,873)

Net cash provided by (used in) operating activities	42,214	(39,974)

Cash flows from investing activities:
Capital expenditures	(2,205)	(1,244)
Acquisition of business, net	—	12,077

Net cash (used in) provided by investing activities	(2,205)	10,833

Cash flows from financing activities:
Dividends paid on common stock	(1,714)	(1,652)
Proceeds from exercise of stock options	458	6,325
Borrowings under revolving credit facility	125,000	90,000
Repayments under revolving credit facility	(133,000)	(40,000)
Repayment of long term debt	(1,100)	(1,600)
Repayment of assumed bank loans and bank overdrafts	—	(34,860)

Net cash (used in) provided by financing activities	(10,356)	18,213

Net increase (decrease) in cash and cash equivalents	29,653	(10,928)
Cash and cash equivalents, at beginning of period	64,178	76,256

Cash and cash equivalents, at end of period	$93,831	$65,328

(Continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

(Continued)

	For the Six Months ended June 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$893	$775

Income taxes	$5,701	$4,345

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, totaled $0.9 million at June 30, 2005 and 2004, respectively, and were paid in July 2005 and 2004, respectively.

In connection with the granting of restricted common stock, stock options and stock appreciation rights (“SARs”), based on the fair value of the awards, we recorded unearned deferred compensation of $4.8 million for the six months ended June 30, 2005. For the six months ended June 30, 2004, we recorded unearned deferred compensation of $2.0 million relating to the issuance of restricted common stock and options grants. Unearned deferred compensation is being amortized over the minimum vesting period of each individual award. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

During the six months ended June 30, 2005, we received a total of 18 thousand shares of our stock, with an aggregate market value of $0.5 million, from employees as payment for the employee withholding taxes due upon the vesting of their restricted stock and from non-employee directors as payment for the option exercise price as well as the associated withholding taxes.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine segment. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of Tramp Oil have been included in our operating results since April 2004. In April 2005, we finalized the purchase price allocation with a reduction in the fair value of the acquired net assets of this acquisition. At acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, amounted to $5.8 million, an increase of $0.3 million from the preliminary purchase price allocation at December 31, 2004.

The following presents the pro forma results of operations for the six months ended June 30, 2004 as if the Tramp acquisition had been completed as of January 1, 2004 (in thousands, except per share data):

For the Six Months ended June 30,
2004
(pro forma)
Revenue	$2,553,054
Net income	$11,162

Earnings per share:
Basic	$0.51
Diluted	$0.48

The pro forma results of operations for the six months ended June 30, 2004 reflect Tramp Oil’s net loss of $0.7 million, which was primarily related to the recording of charges incurred by Tramp Oil in connection with the sale of the company.

Significant Accounting Policies

Except as described below, the significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2004 10-K Report.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements include our accounts and those of our majority owned or controlled subsidiaries and variable interest entities, after elimination of all significant intercompany accounts, transactions, and profits.

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

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Basic weighted average shares	22,448	22,112	22,428	21,838
Restricted stock weighted average shares	486	342	488	340
Common stock equivalents	1,043	1,048	1,049	1,078

Diluted weighted average shares used in the calculation of diluted earnings per share	23,977	23,502	23,965	23,256

Weighted average shares subject to stock options and SARs included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,492	2,562	2,429	2,790

Weighted average shares subject to stock options and SARS which were not included in the calculation of diluted earnings per share because their impact is antidilutive	44	26	31	14

Comprehensive Income

The significant items affecting other comprehensive income (“OCI”) relates to qualifying cash flow hedging instruments relating to interest rate swaps on our revolving credit facility. The following reconciles our reported net income with comprehensive income for all periods presented (in thousands).

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$9,565	$6,379	$16,947	$11,899
Net unrealized loss on qualifying cash flow hedges, net of $82 and $60 in tax benefits for the three and six months ended June 30, 2005, respectively	(131)	—	(96)	—

Comprehensive income	$9,434	$6,379	$16,851	$11,899

Share-Based Compensation

Effective April 2002, we adopted the fair value accounting provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for the granting of stock options and SARs payable in shares, to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options and SARs granted as unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant.

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

The following table reflects pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Net income:
Net income, as reported	$9,565	$6,379	$16,947	$11,899
Add: Share-based compensation for employee and non-employee director included in reported net income, net of related tax effects	809	250	1,247	420
Deduct: Total share-based compensation for employee and non-employee director determined under fair value based method for all awards, net of related tax effects	(809)	(259)	(1,247)	(439)

Pro forma net income	$9,565	$6,370	$16,947	$11,880

Basic earnings per share:
As reported	$0.43	$0.29	$0.76	$0.54

Pro forma	$0.43	$0.29	$0.76	$0.54

Diluted earnings per share:
As reported	$0.40	$0.27	$0.71	$0.51

Pro forma	$0.40	$0.27	$0.71	$0.51

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Share-Based Compensation

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment,” which was also renamed from “Accounting for Stock-Based Compensation.” Among other provisions, the revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation in the financial statements or disclosing the pro forma impact of share-based compensation on the statement of income in the notes to the financial statements. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X, which deferred the compliance date for the adoption of the revised statement to the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new rule, we intend to adopt the revised statement in the first quarter of 2006, and to implement it on a prospective basis. As described above, we have recognized the fair value of share-based compensation in our financial statements for all share-based compensation granted since April 2002. We do not believe the adoption of the revised statement will have a material impact on our results of operations or financial position.

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

The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, the Company expects to complete its evaluation of the effects of the Act during 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of the Company’s foreign earnings that may qualify for the special one-time DRD is approximately $136.8 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $136.8 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption will have a material impact on our results of operations or financial position.

2. Debt

As of June 30, 2005, we had a $150.0 million syndicated revolving credit facility with a sublimit for the issuance of letters of credit of $60.0 million. On August 9, 2005, this revolving credit facility was amended to, among other things: 1) increase available borrowings under the credit facility to $200.0 million, 2) provide us with the right to request increases in available borrowings up to an additional $50.0 million, subject to the approval of the administrative agent, 3) increase the sublimit for the issuance of letters of credit to $100.0 million, 4) modify certain financial covenants, and 5) subject to our completing an equity and/or subordinated debt offering of at least $50.0 million by November 15, 2005, reduce certain fees and borrowing costs under the credit facility and extend the expiration date of the credit facility to December 19, 2010 from December 19, 2006. Immediately following the amendment of the revolving credit facility, the administrative agent approved a request by us to increase available borrowings under the credit facility by an additional $20.0 million to $220.0 million.

Available borrowings under our revolving credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2005, outstanding borrowings under our revolving credit facility totaled $42.0 million and our issued letters of credit totaled $29.2 million. Our weighted average daily outstanding borrowings were $43.6 million and $21.3 million during the six months ended June 30, 2005 and 2004, respectively. Borrowings under our revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, as defined in the credit facility. As of June 30, 2005, our weighted average interest rate on borrowings under our revolving credit facility was 4.50%. Letters of credit issued under our revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%. Interest and L/C Fees are payable quarterly and at maturity in arrears.

Our revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. We were in default under our revolving credit facility as of April 30, 2005, because we were not in compliance with the leverage ratio covenant. On May 26, 2005, we obtained a waiver of the default from our lenders and amended the revolving credit facility to remove the leverage ratio covenant. Currently, we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of June 30, 2005, we had outstanding letters of credit of $2.9 million under this credit line.

Substantially all of the letters of credit issued under our revolving credit facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our outstanding debt consisted of the following (in thousands, except discount percentage):

	As of
	June 30, 2005	December 31, 2004
Borrowings under revolving credit facility, matures December 2006	$42,000	$50,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note with an original principal amount of $2,500, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $17 and $33 at June 30, 2005 and December 31, 2004, respectively	483	467
Non-interest bearing promissory note with an original principal amount of $3,300, payable annually through January 2005	—	1,100

Total Debt	$42,483	$51,567

Short-term Debt	$483	$1,100

Long-term Debt	$42,000	$50,467

3. Income Taxes

The income tax provision recorded for the three and six months ended June 30, 2005 and 2004 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Income tax provision	$2,207	$1,194	$3,151	$2,857

Effective income tax rate	18.2%	15.6%	15.3%	19.1%

The increase in the effective tax rate for the three months ended June 30, 2005 and the decrease in the effective tax rate for the six months ended June 30, 2005 as compared to the corresponding three and six months ended June 30, 2004 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

4. Commitments and Contingencies

      Legal Matters

The following supplements the discussion set forth under Item 3 – “Legal Proceedings” in our 2004 10-K Report.

Action Manufacturing Litigation

As previously disclosed, World Fuel was a defendant in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. In November 2004, World Fuel filed a motion to dismiss this action for lack of jurisdiction. On June 20, 2005, World Fuel’s motion to dismiss was granted and all claims against World Fuel relating to this action were dismissed.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
Revenue
Marine fuel services	$1,127,267	$765,728	$2,038,340	$1,243,973
Aviation fuel services	990,482	614,228	1,853,995	1,050,579

	$2,117,749	$1,379,956	$3,892,335	$2,294,552

Income from operations
Marine fuel services	$8,970	$4,808	$13,991	$8,994
Aviation fuel services	8,736	7,169	16,555	13,630

	17,706	11,977	30,546	22,624
Corporate overhead	(5,733)	(2,951)	(10,170)	(6,481)

	$11,973	$9,026	$20,376	$16,143

	As of
	June 30, 2005	December 31, 2004
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,722 and $5,741 at June 30, 2005 and December 31, 2004, respectively	$390,555	$330,966
Aviation fuel services, net of allowance for bad debts of $5,538 and $5,536 at June 30, 2005 and December 31, 2004, respectively	192,090	159,814

	$582,645	$490,780

Goodwill and identifiable intangible assets:
Marine fuel services, net of accumulated amortization of $2,638 and $1,914 at June 30, 2005 and December 31, 2004, respectively	$41,204	$41,624
Aviation fuel services	8,209	8,209

	$49,413	$49,833

Total assets
Marine fuel services	$539,458	$428,651
Aviation fuel services	288,474	262,223
Corporate	22,286	21,297

	$850,218	$712,171

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Financial Statements” appearing elsewhere in this 10-Q Report, as well as our 2004 10-K Report.

Overview

We market fuel and related services to marine and aviation segment customers throughout the world. In our marine segment, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second- and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and the United States and foreign governments. We compete by providing our marine and aviation customers value added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

In our marine segment, we purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and commission rate of brokering business generated and by the volume and gross profit achieved on fuel resales. Profit from our aviation segment is directly related to the volume and the gross profit achieved on fuel sales. We do not act as brokers for our aviation segment. Our profitability in both segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ business, and consequently the demand for our services and our results of operations.

In April 2004, we acquired the operations of Tramp Oil. This acquisition forms part of our marine segment and was accounted for as a purchase. Accordingly, its results of operations have been included with our results since its date of acquisition.

Reportable Segments

We have two reportable operating businesses: marine and aviation. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of activity. Financial information with respect to our business segments is provided in Note 5 to the accompanying unaudited condensed consolidated financial statements included in this 10-Q Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon a customer’s payment history and creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to many of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, relevant current market and industry conditions, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectable in the future. We had accounts and notes receivable of $582.6 million and $490.8 million, net of allowance for bad debts of $12.3 million and $11.3 million, as of June 30, 2005 and December 31, 2004 respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at June 30, 2005. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past, since adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectability of our accounts and notes receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 2004 10-K Report.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the joint venture interest acquired in PAFCO LLC. The identifiable intangible assets for customer relations existing at the dates of acquisition were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. We recorded amortization of our identifiable intangible assets of $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and $0.7 million and $0.5 million for the first six months ended June 30, 2005 and 2004, respectively.

In accordance with SFAS No. 142, goodwill must be reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2004, goodwill in each of our reporting units was not considered impaired. Accordingly, no impairment charges were recognized.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of June 30, 2005, we have not recorded a valuation allowance.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Our profitability improved in the second quarter of 2005 due to an increase in the gross profit per unit of fuel sold in both our marine and aviation segments, an increase in the volume of fuel sold in our aviation segment and a decrease in other non-operating expenses. Partially offsetting these gains were a decrease in the volume of fuel sold in our marine segment, a net increase in the unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments, an increase in operating expenses and a higher income tax provision.

Revenue. Our revenue for the second quarter of 2005 was $2.1 billion, an increase of $737.8 million, or 53.5%, as compared to the second quarter of 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2005	2004	$ Change
Marine segment	$1,127,267	$765,728	$361,539
Aviation segment	990,482	614,228	376,254

	$2,117,749	$1,379,956	$737,793

Our marine segment contributed $1.1 billion in revenue for the second quarter of 2005, an increase of $361.5 million, or 47.2%, over the second quarter of 2004. Of the total increase in marine segment revenue, $473.5 million was due to a 72.6% increase in the average price per metric ton sold, primarily due to higher world oil prices. Partially offsetting this increase was a $112.0 million decrease related to a decrease in business volume, which was primarily due to our efforts to reduce high volume, low profit business in our marine segment.

Our aviation segment contributed $990.5 million in revenue for the second quarter of 2005, an increase of $376.3 million, or 61.3%, as compared to the second quarter of 2004. Of the total increase in aviation segment revenue, $320.3 million was due to a 47.8% increase in the average price per gallon sold, primarily due to higher world oil prices. The remaining revenue increase of $56.0 million pertained to increased sales volume. The increase in aviation segment sales volume was largely due to additional sales to new and existing customers in our commercial business and growth in fuel management.

Gross Profit. Our gross profit of $41.1 million for the second quarter of 2005 increased $10.3 million, or 33.5%, as compared to the second quarter of 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2005	2004	$ Change
Marine segment	$21,159	$14,726	$6,433
Aviation segment	19,903	16,030	3,873

	$41,062	$30,756	$10,306

Our marine segment gross profit for the second quarter of 2005 was $21.2 million, an increase of $6.4 million, or 43.7%, as compared to the second quarter of 2004. Of the total increase in marine segment gross profit, $10.7 million pertained to higher gross profit per metric ton sold, which reflects advantageous pricing due to favorable market conditions. Partially offsetting were $2.1 million related to lower unit sales volume and $2.2 million in higher unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments.

Our aviation segment gross profit for the second quarter of 2005 was $19.9 million, an increase of $3.9 million, or 24.2%, as compared to the second quarter of 2004. Contributing to the total increase was $1.7 million in higher gross profit per gallon sold, $1.5 million in increased sales volume and $0.7 million in unrealized gains on derivatives associated with the hedging of fuel inventory. The increase in gross profit per gallon sold reflects a change in business mix.

Our consolidated gross margin decreased from 2.2% for second quarter of 2004, to 1.9% for the second quarter of 2005. By segment, our marine segment gross margin was unchanged at 1.9% for the second quarter of 2005 and 2004, while our aviation segment gross margin decreased to 2.0% for the second quarter of 2005 as compared to 2.6% for the second quarter of 2004. The decline in gross margin for the second quarter of 2005 was a function of our sales price of fuel sold rising at a faster rate than our gross profit per unit sold in our aviation segment as well as an increase in high volume, low gross profit business.

Operating Expenses. Total operating expenses for the second quarter of 2005 were $29.1 million, an increase of $7.4 million, or 33.9% as compared to the second quarter of 2004. The following table sets forth our expense categories (in thousands):

	For the Three Months ended June 30,
	2005	2004	$ Change
Salaries and wages	$15,853	$11,594	$4,259
Provision for bad debts	1,604	1,354	250
Other	11,632	8,782	2,850

	$29,089	$21,730	$7,359

Of the total increase in operating expenses, $4.3 million was related to salaries and wages, approximately $0.2 million to provision for bad debts and $2.9 million to other operating expenses. The increase in salaries and wages was primarily due to higher performance based incentive compensation and new hires to support the business growth. The increase in other operating expenses relates to higher non-employee directors’ share-based compensation, office rent, insurance, audit and consulting fees.

Operating Income. Our income from operations for the second quarter of 2005 was $12.0 million, an increase of $2.9 million, or 32.7%, as compared to the second quarter of 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2005	2004	$ Change
Marine segment	$8,970	$4,808	$4,162
Aviation segment	8,736	7,169	1,567

	17,706	11,977	5,729
Corporate overhead	(5,733)	(2,951)	(2,782)

	$11,973	$9,026	$2,947

The marine segment earned $9.0 million in income from operations for the second quarter of 2005, an increase of $4.2 million, or 86.6%, as compared to the second quarter of 2004. This increase resulted from the $6.4 million increase in gross profit, partially offset by increased operating expenses of approximately $2.2. The increase in marine segment operating expenses was primarily attributable to higher salaries and wages, provision for bad debts, and other operating expenses.

The aviation segment income from operations was $8.7 million for the second quarter of 2005, an increase of $1.6 million, or 21.9%, as compared to the second quarter of 2004. This improvement was due to a $3.9 million increase in gross profit partially offset by an increase in operating expenses of $2.3 million. The increase in aviation segment operating expenses was attributable to higher salaries and wages and other operating expenses, partially offset by lower provision for bad debts.

Corporate overhead costs not charged to the business segments totaled $5.7 million for the second quarter of 2005, as compared to $3.0 million for the second quarter of 2004. The increase in corporate overhead costs was due to increases in salaries and wages and other operating expenses.

For explanations of the changes in operating expenses for the second quarter of 2005 as compared to the second quarter of 2004, see the above discussion on operating expenses.

Other Income and Expense, net. During the second quarter of 2005, we reported $0.2 million in other income, net, as compared to other expense, net, of $1.4 million for the second quarter of 2004. This $1.6 million change was primarily related to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars during the second quarter of 2004 as well as an increase in interest income. Partially offsetting was an increase in interest expense, which reflects our higher level of borrowings under our revolving credit facility.

Taxes. For the second quarter of 2005, our effective tax rate was 18.2%, for an income tax provision of $2.2 million, as compared to 15.6% and an income tax provision of $1.2 million for the second quarter of 2004. The increase in the effective tax rate for the second quarter of 2005 as compared to the second quarter of 2004 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Minority Interest in Income of Consolidated Subsidiaries. We reported minority interest of $0.4 million for the second quarter of 2005, as compared to $0.1 million for the second quarter of 2004. This increase of $0.3 million relates to the acquisition of Tramp Oil.

Net Income and Diluted Earnings per Share. Net income for the second quarter of 2005 was $9.6 million, an increase of $3.2 million, or 49.9%, as compared to the second quarter of 2004. Diluted earnings per share for the second quarter of 2005 was $0.40 per share, an increase of $0.13 per share, or 48.1%, as compared to the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Our profitability improved in the first six months of 2005 due to an increase in the volume of fuel sold in both our marine and aviation segment, an increase in the gross profit per metric ton sold in our marine segment and a decrease in other non-operating expenses. Partially offsetting these gains were a decrease in the gross profit per gallon sold in our aviation segment, a net increase in the unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments and an increase in operating expenses.

Revenue. Our revenue for the first six months of 2005 was $3.9 billion, an increase of $1.6 billion, or 69.6%, as compared to the first six months of 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2005	2004	$ Change
Marine segment	$2,038,340	$1,243,973	$794,367
Aviation segment	1,853,995	1,050,579	803,416

	$3,892,335	$2,294,552	$1,597,783

Our marine segment contributed $2.0 billion in revenue for the first six months of 2005, an increase of $794.4 million, or 63.9%, over the first six months of 2004. Of the total increase in marine segment revenue, $614.2 million was due to a 44.2% increase in the average price per metric ton sold, primarily due to higher world oil prices. The balance of the increase in marine segment revenue of $180.2 million pertained to increased business volume, primarily due to the acquisition of Tramp Oil, whose results are included from April 2004, as well as additional sales to new and existing customers.

Our aviation segment contributed $1.9 billion in revenue for the first six months of 2005, an increase of $803.4 million, or 76.5%, as compared to the first six months of 2004. Of the total increase in aviation segment revenue, $527.6 million was due to a 39.3% increase in the average price per gallon sold, primarily due to higher world oil prices. The remaining increase of $275.8 million pertained to increased sales volume. The increase in aviation segment sales volume was largely due to growth in fuel management and additional sales to new and existing customers in our commercial business.

Gross Profit. Our gross profit of $76.6 million for the first six months of 2005 increased $19.5 million, or 34.3%, as compared to the first six months of 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2005	2004	$ Change
Marine segment	$38,629	$26,309	$12,320
Aviation segment	37,944	30,725	7,219

	$76,573	$57,034	$19,539

Our marine segment gross profit for the first six months of 2005 was $38.6 million, an increase of $12.3 million, or 46.8%, as compared to the first six months of 2004. Of the total increase in marine segment gross profit, $11.6 million pertained to higher gross profit per metric ton sold and $4.4 million related to higher unit sales volume. Partially offsetting the increase was $3.7 million in higher unrealized losses on derivatives associated with the hedging of fuel inventory and open fixed price purchase commitments. The increase in gross profit per metric ton sold reflects advantageous pricing due to favorable market conditions.

Our aviation segment gross profit for the first six months of 2005 was approximately $38.0 million, an increase of $7.2 million, or 23.5%, as compared to the first six months of 2004. Contributing to the total increase was $8.9 million related to an increase in the number of gallons sold and $0.1 million in unrealized gains on derivatives associated with the hedging of fuel inventory. Partially offsetting the increase was $1.8 million decrease in the gross profit per gallon. The decrease in gross margin reflects the business volume growth in our high volume, low margin business.

Our consolidated gross margin decreased from 2.5% for the first six months of 2004, to 2.0% for the first six months of 2005. By segment, our marine segment gross margin decreased to 1.9% for the first six months of 2005 as compared to 2.1% for the first six months of 2004, and our aviation segment gross margin decreased to 2.0% for the first six months of 2005 as compared to 2.9% for the first six months of 2004. The decline in gross margin for the first six months of 2005 was a function of our sales price of fuel sold rising at a faster rate than our gross profit per unit sold in both segments. Also contributing to the decrease in the aviation segment gross margin was an increase in high volume, low gross profit business.

Operating Expenses. Total operating expenses for the first six months of 2005 were $56.2 million, an increase of $15.3 million, or 37.4%, as compared to the first six months of 2004. The following table sets forth our expense categories (in thousands):

	For the Six Months ended June 30,
	2005	2004	$ Change
Salaries and wages	$30,119	$21,782	$8,337
Provision for bad debts	4,095	2,239	1,856
Other	21,983	16,870	5,113

	$56,197	$40,891	$15,306

Of the total increase in operating expenses, $8.3 million was related to salaries and wages, $1.9 million to provision for bad debts and $5.1 million to other operating expenses. The increase in salaries and wages was primarily due to higher performance based incentive compensation, new hires to support the business growth and the additional employees from Tramp Oil. The increase in the provision for bad debts for the first six months of 2005 was primarily due to additional general provision for bad debts associated with a higher level of accounts receivable write-offs during the first six months of 2005. The increase in other operating expenses reflects the additional other operating expenses of Tramp Oil as well as higher non-employee directors’ share-based compensation, office rent, insurance, audit and consulting fees.

Operating Income. Our income from operations for the first six months of 2005 was $20.4 million, an increase of $4.2 million, or 26.2%, as compared to the first six months of 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2005	2004	$ Change
Marine segment	$13,991	$8,994	$4,997
Aviation segment	16,555	13,630	2,925

	30,546	22,624	7,922
Corporate overhead	(10,170)	(6,481)	(3,689)

	$20,376	$16,143	$4,233

The marine segment earned $14.0 million in income from operations for the first six months of 2005, an increase of $5.0 million, or 55.6%, as compared to the first six months of 2004. This increase resulted from the $12.3 million increase in gross profit, partially offset by the $7.3 million increase in operating expenses. The increase in marine segment operating expenses was attributable to higher salaries and wages, provision for bad debts and other operating expenses.

The aviation segment income from operations was $16.6 million for the first six months of 2005, an increase of $2.9 million, or 21.5%, as compared to the first six months of 2004. This improvement was due to a $7.2 million increase in gross profit partially offset by an increase in operating expenses of $4.3 million. The increase in aviation segment operating expenses was attributable to higher salaries and wages and other operating expenses, partially offset by lower provision for bad debts.

Corporate overhead costs not charged to the business segments totaled $10.2 million for the first six months of 2005, as compared to $6.5 million during the first six months of 2004. The increase in corporate overhead costs was due to increases in salaries and wages and other operating expenses.

For explanations of the changes in operating expenses for the first six months of 2005 as compared to the first six months of 2004, see the above discussion on operating expenses.

Other Income and Expense, net. During the first six months of 2005, we reported $0.2 million in other income, net, as compared to other expense, net, of $1.2 million for the first six months of 2004. This $1.4 million change was primarily related to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars during the second quarter of 2004 as well as an increase in interest income. Partially offsetting was an increase in interest expense, which reflects our higher level of borrowings under our revolving credit facility.

Taxes. For the first six months of 2005, our effective tax rate was 15.3%, for an income tax provision of $3.2 million, as compared to 19.1% and an income tax provision of $2.9 million for the first six months of 2004. The decrease in the effective tax rate for the first six months of 2005 as compared to the first six months of 2004 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Minority Interest in Income of Consolidated Subsidiaries. We reported minority interest of $0.5 million for the first six months of 2005, as compared to $0.2 million for the first six months of 2004. This increase of $0.3 million relates to the acquisition of Tramp Oil.

Net Income and Diluted Earnings per Share. Net income for the first six months of 2005 was $16.9 million, an increase of $5.0 million, or 42.4%, as compared to the first six months of 2004. Diluted earnings per share for the first six months of 2005 was $0.71 per share, an increase of $0.20 per share, or 38.8%, as compared to the first six months of 2004.

Liquidity and Capital Resources

Our primary use of cash is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities.

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. As of June 30, 2005, we had a $150.0 million syndicated revolving credit facility with a sublimit for the issuance of letters of credit of $60.0 million. On August 9, 2005, this revolving credit facility was amended to, among other things: 1) increase available borrowings under the credit facility to $200.0 million, 2) provide us with the right to request increases in available borrowings up to an additional $50.0 million, subject to the approval of the administrative agent, 3) increase the sublimit for the issuance of letters of credit to $100.0 million, 4) modify certain financial covenants, and 5) subject to our completing an equity and/or subordinated debt offering of at least $50.0 million by November 15, 2005, reduce certain fees and borrowing costs under the credit facility and extend the expiration date of the credit facility to December 19, 2010 from December 19, 2006. Immediately following the amendment of the revolving credit facility, the administrative agent approved a request by us to increase available borrowings under the credit facility by an additional $20.0 million to $220.0 million. Available borrowings under our revolving credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2005, outstanding borrowings under our revolving credit facility totaled $42.0 million and our issued letters of credit totaled $29.2 million.

Our revolving credit facility contains certain operating and financial restrictions with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. We were in default under our revolving credit facility as of April 30, 2005, because we were not in compliance with the leverage ratio covenant. On May 26, 2005, we obtained a waiver of the default from our lenders and amended the revolving credit facility to remove the leverage ratio covenant. Currently, we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of June 30, 2005, we had outstanding letters of credit of $2.9 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, at a weighted average interest rate of 5.45%, which reduces our exposure to an increase in interest rates.

As of June 30, 2005, we had $93.8 million of cash and cash equivalents as compared to $64.2 million of cash and cash equivalents at December 31, 2004. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash provided by operating activities totaled $42.2 million for the first six months of 2005 compared to net cash used in operating activities of $40.0 million for the first six months of 2004. This $82.2 million change was primarily due to net changes in operating assets and liabilities as a result of the timing of cash receipts from customers and cash payments to suppliers.

During the first six months of 2005, net cash used in investing activities was $2.2 million compared to net cash provided by investing activities of $10.8 million for the first six months of 2004. Included in net cash provided by investing activities for the first six months of 2004 was $12.1 million net cash received as a result of the acquisition of Tramp Oil in April 2004. During the first six months of 2004, we received cash of $88.7 million and paid cash of $76.6 million in connection with the acquisition. The remaining change in cash flows from investing activities of approximately $0.9 million was due to higher capital expenditures.

For the first six months of 2005, net cash used in financing activities was $10.4 million compared to net cash provided by financing activities of $18.2 million for the first six months of 2004. This $28.6 million change was primarily due to an increase in repayments of $93.0 million and lower proceeds from exercise of stock options of $5.9 million, partially offset by an increase in borrowings of $35.0 million as well as the $34.9 million repayment of assumed bank loans and bank overdrafts from Tramp Oil in 2004.

Working capital at June 30, 2005 was $185.0 million, representing an increase of $3.9 million from working capital at December 31, 2004. Our accounts and notes receivable, at June 30, 2005, excluding the allowance for bad debts, amounted to $594.9 million as compared to $502.1 million at December 31, 2004. The increase in accounts and notes receivable of $92.8 million was primarily due to increased prices in our marine segment and additional business volume in our aviation segment. At June 30, 2005, the allowance for bad debts of $12.3 million increased by $1.0 million from the balance at December 31, 2004.

During the first six months of 2005, we charged $4.1 million to the provision for bad debts, as compared to $2.2 million during the first six months of 2004. We had write-offs in excess of recoveries of $3.1 million for the first six months of 2005, as compared to $1.4 million during the first six months of 2004. The increase in write-offs in excess of recoveries of $1.7 million primarily relates to higher level of write-offs in the marine segment during the first six months of 2005.

Inventories of $37.6 million, at June 30, 2005, decreased $3.3 million from December 31, 2004. This decrease was primarily due to timing differences of sales and purchases of fuel in our aviation segment. Receivables related to marking derivative contracts to market increased $25.9 million from December 31, 2004 to $36.2 million at June 30, 2005, which is fully offset with payables related to marking derivative contracts to market included in current liabilities at June 30, 2005. As of June 30, 2005, prepaid expenses and other current assets decreased $9.7 million primarily due to a decrease in prepaid fuel and expenses and fuel transaction business tax receivable.

Our current liabilities, other than short-term debt, increased $131.2 million primarily due to increased prices in our marine segment and additional business volume in our aviation segment as well as timing of payments to suppliers. Short-term and long-term debt decreased by $9.1 million, primarily due to net repayments of $8.0 million under our syndicated revolving credit facility and a $1.1 million repayment of an acquisition promissory note.

Stockholders’ equity amounted to $206.5 million at June 30, 2005, as compared to $188.5 million at December 31, 2004. The increase in stockholders’ equity was mainly due to $16.9 million in earnings, proceeds from the exercise of stock options and amortization of unearned deferred compensation, partially offset by the declaration of dividends.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our debt, derivatives and letters of credit, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2004 to June 30, 2005. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2004 10-K Report.

Contractual obligations

Debt. As of June 30, 2005, our debt consists of $42.0 million in outstanding borrowings under our revolving credit facility and $0.5 million in the form of a non-interest bearing note payable issued in connection with an acquired business.

Commercial commitments

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Off-balance sheet arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2005, we had letters of credit outstanding of $32.1 million, as compared to $37.0 million in letters of credit outstanding as of December 31, 2004. For additional information on our revolving credit facility and letters of credit, see the discussion thereof in “Liquidity and Capital Resources,” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in the form of swaps and futures in order to mitigate the risk of market price fluctuations in marine and aviation fuel. The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk, both at the inception of the hedge and on an ongoing basis. Hedge accounting is discontinued prospectively if and when a hedging instrument is known to be ineffective. We assess hedge effectiveness based on total changes in the fair value of our derivative instruments. In addition, if we determine that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the related hedging instrument are recognized in our results of operations immediately.

All derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge (collectively “non-designated derivatives”), changes in the fair value of the derivative are recognized currently in our results of operations. If, under SFAS No. 133, the derivative qualifies for hedge accounting, it qualifies as either a “cash flow hedge” or a “fair value hedge.”

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

For fair value hedges, changes in the fair value of the derivative are recognized in our results of operations along with the corresponding change in the fair value of the hedged item. Adjustments to the carrying amounts of hedged items are discontinued in instances where the related fair value hedging instrument becomes ineffective. The balance in the fair value hedge adjustment account is recognized in our results of operations when the hedged item is sold.

Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged items are included in cost of sales in the period that the item is sold. The resulting cash flows are reported as cash flows from operating activities.

Cash Flow Hedges

As of June 30, 2005, our cash flow hedges consisted of fixed price sales commitments, fixed price swaps and interest rate swaps. The fixed price sales commitments are used to fix the prices of future fuel sales, while the fixed price swap agreements are used to fix the prices of anticipated future fuel purchases. The interest rate swaps are used to fix our variable interest rate on borrowings under our revolving credit facility. Accordingly, changes in fair value of these derivatives are recorded in OCI along with a related receivable or payable.

Fair Value Derivatives

As of June 30, 2005, our fair value derivatives consisted of positions in futures that are used to offset against changes in the fair value of our inventory and swap contracts with underwriters to float our fixed price purchase commitments with market prices. Changes in the fair value of these derivatives are recorded as unrealized gains or losses in cost of sales along with a related receivable or payable. Unrealized gains or losses are offset with future physical fuel sales to customers.

Non-designated Derivatives

As of June 30, 2005, our non-designated derivatives consisted of swap contracts with our customers and swap and collar contracts with counterparties. As part of our price risk management services, in exchange for a fee, we offer swap contracts to our customers to fix their fuel prices while simultaneously entering into a swap contract with a counterparty with substantially the same terms and conditions to fix our fuel costs. We recognize the fee revenue when both of the swap contracts are settled. Because these contracts are back-to-back transactions, changes in the fair value of these derivatives have no impact on earnings and are recorded in prepaid expenses and other current assets and related accrued expenses and other current liabilities.

As of June 30, 2005, we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations:

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
						(In thousands)
2005	Swap & sales commitments	Cash flow	172,810		$243.62	$3,039
	Swap & sales commitments	Cash flow	172,810		254.72	(3,039)
	Swap	Non-designated	408,350		154.45	4,761
	Swap	Non-designated	408,350		154.44	(4,761)
	Swap	Fair value derivatives	90,870		223.66	(4,304)
	Swap	Non-designated		54,833,019	114.30	15,462
	Swap	Non-designated		54,833,019	115.17	(15,462)
	Futures	Fair value derivatives		9,954,000	163.61	86

2006	Swap	Non-designated	282,120		170.24	12,511
	Swap	Non-designated	282,120		170.38	(12,511)

2007	Swap	Non-designated	19,050		23.20	299
	Swap	Non-designated	19,050		23.27	(299)

						$(4,218)

Our policy is to not use fuel related derivative financial instruments for speculative purposes.

In addition to the above derivatives, as of June 30, 2005, we had interest rate swaps in the amount of $20.0 million, at a weighted average interest rate of 5.45%. This derivative was classified as cash flow hedge and its fair value liability was $0.2 million at June 30, 2005.

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

Item 4. Controls and Procedures

Material Weaknesses Identified in Management’s Report on Internal Controls over Financial Reporting

Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our senior management to provide an annual report on internal controls over financial reporting. This report must contain 1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over our financial reporting, 2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, 3) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and 4) a statement that our independent registered certified public accounting firm has issued an attestation report on management’s assessment of internal controls over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management engaged outside consultants and adopted a detailed program to assess the adequacy of internal controls over financial reporting, create or supplement documentation of controls over financial reporting, remediate control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

We have taken the following actions to address our material weaknesses described above:

1) In March 2005, the Company implemented controls in order to ensure the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the followings controls were implemented: i) a formal policy and related procedures were written to accrue revenue and cost of sales based on when fuel deliveries are made and when related services are performed; and ii) supervisory reviews of the accrued revenue and cost of sales which are performed monthly by the segment controllers as well as the segment chief financial officers. Management will continue to monitor the effectiveness of these controls in order to determine whether this material weakness has been fully remediated.

2) In March 2005, the Company implemented a process to record unrealized losses or gains on inventory derivatives to the statement of income. As of June 30, 2005, the Company has retained a third party expert to assist management in the identification, classification and evaluation of its inventory derivatives. In addition, the Company is evaluating various software packages to support transaction capture, effectiveness testing, documentation and accounting and financial reporting of its inventory derivative program. Management will continue to monitor the effectiveness of changes made in its controls over the accounting and financial reporting of its inventory derivative program in order to determine whether this material weakness has been fully remediated.

3) In April 2005, the Company implemented quarterly reviews by the corporate controller and chief financial officer over the presentation in the statement of cash flows of borrowings and repayments under the Company’s revolving credit facility on a gross basis. As a result of the control procedure implemented, management has determined that this material weakness has been fully remediated and no longer represents an internal control deficiency.

Disclosure Controls and Procedures

In connection with the preparation of this 10-Q Report, our management, with the participation of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer concluded that our disclosure controls and procedures were ineffective, as of June 30, 2005, in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we have material weaknesses in our internal control over financial reporting, as discussed above, which as of June 30, 2005 may not have been fully remediated. Through the date of the filing of this 10-Q Report, we have implemented the changes described above to address the deficiencies in our disclosure controls that existed on June 30, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these changes and other measures, this 10-Q Report properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.

Part II

Item 1. Legal Proceedings

The following supplements the discussion set forth under Item 3 – “Legal Proceedings” in our 2004 10-K Report.

Action Manufacturing Litigation

As previously disclosed, World Fuel was a defendant in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. In November 2004, World Fuel filed a motion to dismiss this action for lack of jurisdiction. On June 20, 2005, World Fuel’s motion to dismiss was granted and all claims against World Fuel relating to this action were dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the quarterly period ended June 30, 2005, an aggregate of six thousand shares of our common stock and six thousand stock units were granted to our non-employee directors. We recorded non-employee director compensation cost relating to these grants of common stock or stock units totaling $0.3 million for the three and six months ended June 30, 2005.

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2005 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
4/1/05-4/30/05	—	$—	—	$—	$6,013
5/1/05-5/31/05	—	—	—	—	6,013
6/1/05-6/30/05	6	26.20	—	—	6,013

Total	6	$26.20	—	$—	$6,013

The above shares were delivered to us in connection with non-employee directors’ exercise of stock options as payment for the option exercise price as well as the associated withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 20, 2005. The matters voted on at the annual meeting were 1) to elect eight directors and 2) to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for the 2005 fiscal year. All eight of our director nominees were elected and PricewaterhouseCoopers LLP was ratified as our independent registered certified public accounting firm for the 2005 fiscal year.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Against
Paul H. Stebbins	20,926,519	747,963
Michael J. Kasbar	21,140,783	533,699
John R. Benbow	21,542,957	131,525
Myles Klein	21,560,394	114,088
Jerome Sidel	20,966,532	707,950
Ken Bakshi	21,603,409	71,073
Richard A. Kassar	20,405,403	1,269,079
J. Thomas Presby	21,561,279	113,203

Ratifying the selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Certified Public Accounting Firm for the 2005 fiscal year

Votes For	Votes Against	Votes Abstained
21,502,356	151,674	20,451

Item 5. Other Information

On August 9, 2005, World Fuel entered into a Fourth Amendment (the “Fourth Amendment”) of its Credit Agreement with LaSalle Bank National Association (“LaSalle”) and the other lenders party thereto. The purpose of the amendment was to among other things: 1) increase available borrowings under the Credit Agreement to $200.0 million, 2) provide World Fuel with the right to request increases in available borrowings up to an additional $50.0 million, subject to the approval of LaSalle, as Administrative Agent, 3) increase the sublimit for the issuance of letters of credit to $100.0 million, 4) modify certain financial covenants, and 5) subject to World Fuel’s completing an equity and/or subordinated debt offering of at least $50.0 million by November 15, 2005, reduce certain fees and borrowing costs under the Credit Agreement and extend the expiration date of the Credit Agreement to December 19, 2010 from December 19, 2006.

Immediately following the entering into of the Fourth Amendment, LaSalle, as Administrative Agent, approved a request by World Fuel to increase available borrowings under the Credit Agreement by an additional $20.0 million to $220.0 million.

A copy of the Fourth Amendment to Credit Agreement, dated August 9, 2005, is filed herewith as Exhibit 10.2.

Item 6. Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Third Amendment to Credit Agreement, dated as of May 26, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed June 1, 2005.

10.2	Fourth Amendment to Credit Agreement, dated as of August 9, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees, Reaffirmation of Pledge Agreements and Annex A.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Robert S. Tocci
Robert S. Tocci, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)