Form 10-Q
period 2005-09-30
WORLD FUEL SERVICES CORP
filed 2005-11-15
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The registrant had a total of 27,361,000 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2005.

Part I

Item 1. Financial Statements

General

The following unaudited condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and Subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2005 will not necessarily be indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended September 30, 2005 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 (“2004 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and Subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.” The term “Tramp Oil” refers to the Tramp Holdings Limited group of companies which we acquired in April 2004.

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the shipping and aviation industries;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our ability to remediate our previously reported material weaknesses in our internal control over financial reporting; and

•	other risks, including those described in “Risk factors” of our 2004 10-K Report and those described from time to time in our filings with the Securities and Exchange Commission.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$165,677	$64,178
Accounts and notes receivable, net of allowance for bad debts of $12,592 and $11,277 at September 30, 2005 and December 31, 2004, respectively	683,101	490,780
Inventories	50,419	40,901
Receivables related to derivative contracts	89,143	9,724
Prepaid expenses and other current assets	64,790	42,485

Total current assets	1,053,130	648,068
Property and equipment, net of accumulated depreciation	9,189	7,092
Other:
Goodwill	42,651	42,347
Identifiable intangible asset, net of amortization of $3,000 and $1,914 at September 30, 2005 and December 31, 2004, respectively	6,400	7,486
Other assets	10,711	7,178

	$1,122,081	$712,171

Liabilities
Current liabilities:
Short-term debt	$492	$1,100
Accounts payable	604,127	385,243
Payables related to derivative contracts	87,975	10,102
Customer deposits	30,333	36,476
Accrued salaries and wages	16,155	10,652
Income taxes payable	6,305	6,015
Accrued expenses and other current liabilities	10,214	17,397

Total current liabilities	755,601	466,985

Long-term liabilities:
Long-term debt	20,000	50,467
Deferred compensation and other long-term liabilities	4,245	6,216

	779,846	523,668

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,356,000 shares and 25,530,000 shares issued at September 30, 2005 and December 31, 2004, respectively	274	255
Capital in excess of par value	163,832	44,424
Retained earnings	184,553	159,496
Accumulated other comprehensive income	77	—
Unearned deferred compensation	(6,501)	(4,369)
Treasury stock, at cost; 2,684,000 shares at December 31, 2004	—	(11,303)

	342,235	188,503

	$1,122,081	$712,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Revenue	$2,307,357	$1,568,974	$6,199,692	$3,863,526
Cost of sales	2,261,120	1,539,300	6,076,882	3,776,818

Gross profit	46,237	29,674	122,810	86,708

Operating expenses:
Salaries and wages	17,259	13,494	47,378	35,276
Provision for bad debts	2,477	572	6,572	2,811
Other	10,559	9,035	31,979	25,474

	30,295	23,101	85,929	63,561

Income from operations	15,942	6,573	36,881	23,147

Other income (expense), net:
Interest income	636	372	1,513	730
Interest expense and other financing costs	(1,344)	(844)	(2,882)	(1,832)
Other, net	(87)	184	186	(815)

	(795)	(288)	(1,183)	(1,917)

Income before income taxes	15,147	6,285	35,698	21,230
Provision for income taxes	4,438	784	7,589	3,641

	10,709	5,501	28,109	17,589

Minority interest in income of consolidated subsidiaries	17	62	470	251

Net income	$10,692	$5,439	$27,639	$17,338

Basic earnings per share	$0.47	$0.24	$1.22	$0.79

Basic weighted average shares	22,966	22,340	22,608	22,008

Diluted earnings per share	$0.44	$0.23	$1.15	$0.74

Diluted weighted average shares	24,436	23,632	24,127	23,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$27,639	$17,338

Adjustments to reconcile net income to net cash provided by (used in) operating activities - net of effects from business acquired
Provision for bad debts	6,572	2,811
Depreciation and amortization	2,844	2,781
Deferred income tax benefits	(4,324)	(3,401)
Unrealized losses on derivatives, net	2,296	1,664
Share-based compensation charges	2,876	1,162
Other non-cash operating charges	250	350
Changes in operating assets and liabilities:
Accounts and notes receivable	(199,197)	(165,895)
Inventories	(5,011)	(13,900)
Prepaid expenses and other current assets	(17,729)	(13,498)
Receivables related to derivative contracts	(78,919)	(3,396)
Other assets	(765)	(880)
Accounts payable	218,884	117,926
Payables related to derivative contracts	71,070	3,396
Customer deposits	(6,143)	16,964
Accrued salaries and wages	5,503	(1,875)
Income taxes payable	290	1,212
Accrued expenses and other current liabilities	(8,591)	4,663
Deferred compensation and other long-term liabilities	(1,901)	1,551

Total adjustments	(11,995)	(48,365)

Net cash provided by (used in) operating activities	15,644	(31,027)

Cash flows from investing activities:
Capital expenditures	(3,670)	(2,135)
Acquisition of business, net	—	12,077

Net cash (used in) provided by investing activities	(3,670)	9,942

Cash flows from financing activities:
Dividends paid on common stock	(2,571)	(2,495)
Proceeds from exercise of stock options	2,934	6,310
Borrowings under revolving credit facility	150,000	160,000
Repayments under revolving credit facility	(180,000)	(125,000)
Repayment of long term debt	(1,100)	(1,600)
Proceeds from sale of equity shares, net of estimated expenses	120,262	—
Repayment of assumed bank loans and bank overdrafts	—	(34,860)

Net cash provided by financing activities	89,525	2,355

Net increase (decrease) in cash and cash equivalents	101,499	(18,730)
Cash and cash equivalents, at beginning of period	64,178	76,256

Cash and cash equivalents, at end of period	$165,677	$57,526

(Continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

(Continued)

	For the Nine Months ended September 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,551	$1,013

Income taxes	$8,062	$7,225

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $0.9 million at September 30, 2005 and 2004 and were paid in October 2005 and 2004, respectively.

In connection with the granting of restricted common stock, stock options and stock-settled stock appreciation rights, we recorded unearned deferred compensation of $5.0 million for the nine months ended September 30, 2005 based on the fair value of the awards. For the nine months ended September 30, 2004, we recorded unearned deferred compensation of $3.2 million relating to the issuance of restricted common stock and options grants. Unearned deferred compensation is being amortized over the minimum vesting period of each individual award. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2005, we received a total of 76 thousand shares of our stock, with an aggregate market value of $2.2 million, from employees and non-employee directors as payment for option exercise prices and withholding taxes upon vesting of restricted stock and exercise of options.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisition

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our worldwide marine segment. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of Tramp Oil have been included in our operating results since April 2004. In April 2005, we finalized the purchase price allocation with a reduction in the fair value of the acquired net assets of this acquisition. At acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, is $5.8 million, an increase of $0.3 million from the preliminary purchase price allocation at December 31, 2004.

The following presents the pro forma results of operations for the nine months ended September 30, 2004 as if the Tramp Oil acquisition had been completed as of January 1, 2004 (in thousands, except per share data):

For the Nine Months ended September 30, 2004
(pro forma)
Revenue	$4,122,028
Net income	$16,602

Earnings per share:
Basic	$0.75
Diluted	$0.71

The pro forma results of operations for the nine months ended September 30, 2004 reflect Tramp Oil’s net loss of $0.7 million for the three months ended March 31, 2004, which includes the recording of charges incurred by Tramp Oil in connection with the sale of the company.

Significant Accounting Policies

Except as updated below, the significant accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2004 10-K Report.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $683.1 million and $490.8 million, net of allowance for bad debts of $12.6 million and $11.3 million, as of September 30, 2005 and December 31, 2004, respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at September 30, 2005. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past, because adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectibility of our accounts and notes receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 2004 10-K Report.

Inventories

We hold marine and aviation fuel inventories for sale to our customers for competitive reasons. Inventories which include fuel purchase costs, related transportation costs and storage fees are valued using average costs on a periodic basis and stated at the lower of cost or market. We also eliminate market price risks, in some instances, on inventories through the use of derivatives. See discussion below.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine and aviation fuel and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized on the balance sheet at fair market value. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. Hedge accounting is discontinued prospectively if and when the hedging relationship over an extended period of time is determined to be ineffective. We assess hedge effectiveness based on total changes in the fair market value of our hedging instruments and hedged items and any ineffectiveness is recognized in the statement of income. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Cash Flow Hedges

Effective July 1, 2005, all previously designated cash flow hedges, other than interest rate swaps, were de-designated and treated as non-designated derivatives.

We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. As of September 30, 2005, we recorded net gains of $0.1 million on these cash flow hedges.

Fair Value Hedges

We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting is applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices typically offset in the period in which the hedge is in effect. However, for the three months ended September 30, 2005, we recorded net gains of $2.6 million on our fair value hedges primarily due to the effects of Hurricane Katrina on aviation fuel market prices in the United States.

Aviation fuel inventories, which are held only in the United States, are hedged through the use of heating oil futures. We believe heating oil is the most appropriate hedging instrument because its price has historically been highly correlated to aviation fuel prices. However, as a result of Hurricane Katrina’s negative effects on the fuel supply on the Gulf Coast of the United States, there was a significant, rapid increase in certain aviation fuel market prices in the latter part of September 2005, which was disproportionate to the increase in the heating oil market. This caused a temporary reduction in the correlation between the heating oil and aviation fuel markets. This anomaly in the hedge relationship was primarily responsible for the net gain recorded for the three months ended September 30, 2005.

Non-designated Derivatives

Our non-designated derivatives are entered into in order to mitigate the risk of market price fluctuations in marine and aviation fuel and to offer our customers fuel pricing alternatives to meet their needs. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. For the three and nine months ended September 30, 2005, we recorded net losses of $0.6 million and $4.9 million, respectively, on our non-designated derivatives.

As of September 30, 2005, we had the following outstanding derivative instruments:

Description	Settlement Date	Notional Amount			Average Underlying Prices	Average Interest Rate	Fair Value Asset (Liability)
		Marine (metric tons)	Aviation (gallons)	$ (in thousands)
							(In thousands)
Cash Flow Hedges
Interest Rate Swap	2008	—	—	$20,000	—	5.45%	$125

Fair Value Hedges
Swap	2005	45,573	—	—	$302.30	—	$(1,241)
Hedged item	—	45,573	—	—	260.86	—	1,335
Futures - heating oil	2005	—	7,476,000	—	2.03	—	(708)
Hedged item	—	—	7,476,000	—	2.29	—	3,172

							$2,558

Non-designated
Commodity Swap	2005	374,623	—	—	208.73	—	13,647
Commodity Swap	2005	459,283	—	—	214.66	—	(20,254)
Purchase Contracts	2005	75,650	—	—	269.91	—	1,726
Commodity Swap	2005	—	43,363,071	—	0.66	—	18,683
Commodity Swap	2005	—	43,363,071	—	0.67	—	(18,666)
Commodity Swap	2006	355,963	—	—	186.50	—	27,902
Commodity Swap	2006	962,273	—	—	256.40	—	(42,664)
Purchase Contracts	2006	606,000	—	—	288.54	—	14,772
Commodity Swap	2007	19,050	—	—	23.20	—	452
Commodity Swap	2007	19,050	—	—	23.27	—	(452)
Commodity Swap	2006	—	83,794,500	—	0.61	—	6,206
Commodity Swap	2006	—	83,794,500	—	0.63	—	(6,206)

							$(4,854)

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the variable interest entity. The identifiable intangible assets for customer relations existing at the dates of acquisition were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. We recorded amortization of our identifiable intangible assets of $0.4 million for the three months ended September 30, 2005 and 2004, and $1.1 million and $0.8 million for the first nine months ended September 30, 2005 and 2004, respectively.

Goodwill is reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2004, goodwill in each of our reporting units was not considered impaired. Accordingly, no impairment charges were recognized.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding, common stock equivalents arising out of employee stock options, non-employee stock options and stock-settled stock appreciation rights (“SSARs”), and non-vested restricted common stock. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Basic weighted average shares	22,966	22,340	22,608	22,008
Common stock equivalents	1,017	834	1,043	994
Restricted stock weighted average shares	453	458	476	380

Diluted weighted average shares used in the calculation of diluted earnings per share	24,436	23,632	24,127	23,382

Weighted average shares subject to stock options and SSARs included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,397	2,294	2,454	2,624

Weighted average shares subject to stock options and SSARS which were not included in the calculation of diluted earnings per share because their impact is antidilutive	23	70	38	32

Share-Based Compensation

Effective April 2002, we adopted the fair value accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for the granting of stock options and SSARs, to our employees and non-employee directors using the prospective method. Under the fair value recognition provision, as of the grant date, we recorded the fair value of the stock options and SSARs granted as unearned deferred compensation, which is amortized over the minimum vesting period of each individual award as compensation cost. For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant. The fair value of restricted common stock granted to employees, based on the market value of our common stock on the date of grant, is recorded as unearned deferred compensation and is being amortized over the minimum vesting period of each individual stock grant.

The following table reflects pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock-based awards in each period (in thousands, except earnings per share):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Net income:
Net income, as reported	$10,692	$5,439	$27,639	$17,338
Add: Share-based compensation for employee and non-employee directors included in reported net income, net of related tax effects	537	300	1,784	720
Deduct: Total share-based compensation for employee and non-employee directors determined under fair value based method for all awards, net of related tax effects	(537)	(310)	(1,784)	(749)

Pro forma net income	$10,692	$5,429	$27,639	$17,309

Basic earnings per share:
As reported	$0.47	$0.24	$1.22	$0.79

Pro forma	$0.47	$0.24	$1.22	$0.79

Diluted earnings per share:
As reported	$0.44	$0.23	$1.15	$0.74

Pro forma	$0.44	$0.23	$1.15	$0.74

Comprehensive Income

The significant items affecting OCI relate to qualifying cash flow hedges related to interest rate swaps on our revolving credit facility and basis swaps as part of our fuel management services. The following reconciles our reported net income with comprehensive income for all periods presented (in thousands).

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$10,692	$5,439	$27,639	$17,338
Net unrealized income on qualifying cash flow hedges, net of income tax provision of $108 and $48 for the three and nine months ended September 30, 2005, respectively	173	—	77	—

Comprehensive income	$10,865	$5,439	$27,716	$17,338

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Share-Based Payment

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

American Jobs Creation Act of 2004

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. World Fuel will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings in its fiscal year ending December 31, 2005.

World Fuel expects to complete its evaluation of the effects of the Act during the fourth quarter of 2005. Under the limitations on the amount of dividends qualifying for the DRD of the Act, the maximum repatriation of our foreign earnings that may qualify for the special one-time DRD is approximately $144.7 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $144.7 million. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

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

2. Debt

In August 2005, our $150 million syndicated revolving credit facility was amended to, among other things: 1) increase available borrowings under the credit facility to $200.0 million, 2) provide us with the right to request increases in available borrowings up to an additional $50.0 million, subject to the approval of the administrative agent, 3) increase the sublimit for the issuance of letters of credit to $100.0 million, and 4) modify certain financial covenants. Immediately following the entering into of the amendment of the revolving credit facility, the administrative agent approved a request by us to increase available borrowings under the credit facility by an additional $20.0 million to $220.0 million. With the completion of the September 2005 equity offering (see Note 5), certain fees and borrowing costs under the credit facility were reduced in October 2005 and the expiration date of the revolving credit facility was extended to December 19, 2010 from December 19, 2006, as provided for in the amendment described above.

Available borrowings under our revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2005, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $34.8 million. Our average daily outstanding borrowings were $42.6 million and $21.5 million during the nine months ended September 30, 2005 and 2004, respectively. As defined in the credit facility, borrowings under our revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.25% to 2.00% for LIBOR Rate loans, which was changed to 1.00% to 1.75% in October 2005, as described above. Letters of credit issued under our revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.25% to 2.00%, which was changed to 1.00% to 1.75% in October 2005, as described above. Interest and L/C Fees are payable quarterly and at maturity in arrears. We entered into two equal interest rate protection agreements totaling $20.0 million at a weighted average fixed interest rate of 5.45%, expiring in March and April 2008. As of September 30, 2005, our weighted average interest rate on borrowings under our revolving credit facility, as adjusted for the interest rate protection arrangements, was 5.45%.

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

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of September 30, 2005, we had outstanding letters of credit of $6.9 million under this credit line.

Substantially all of the letters of credit issued under our revolving credit facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our outstanding debt consisted of the following (in thousands, except discount percentage):

	As of
	September 30, 2005	December 31, 2004
Borrowings under revolving credit facility, matures December 2010	$20,000	$50,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note with an original principal amount of $2,500, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $8 and $33 at September 30, 2005 and December 31, 2004, respectively	492	467
Non-interest bearing promissory note with an original principal amount of $3,300, payable annually through January 2005	—	1,100

Total Debt	$20,492	$51,567

Short-term Debt	$492	$1,100

Long-term Debt	$20,000	$50,467

3. Income Taxes

The income tax provision recorded for the three and nine months ended September 30, 2005 and 2004 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Income tax provision	$4,438	$784	$7,589	$3,641

Effective income tax rate	29.3%	12.5%	21.3%	17.2%

The increase in the effective tax rate for the three and nine months ended September 30, 2005 as compared to the corresponding three and nine months ended September 30, 2004 resulted from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates, a change in the tax estimate related to derivative mark to market adjustments in the relevant taxing jurisdictions, and return to provision adjustments for foreign income tax returns completed during the quarter ended September 30, 2005.

4. Commitments and Contingencies

Legal Matters

The following supplements and amends the discussion set forth under Item 3 – “Legal Proceedings” in our 2004 10-K Report.

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

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, no significant developments occurred during the nine months ended September 30, 2005. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

In July 2005, Atlantic Service Supply, S.A., or Atlantic, a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Ltd., or TOM, one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A., or Isthmian, a service company utilized by TOM for the storage and delivery of fuel in Panama. In its suit, Atlantic alleges (1) that Isthmian is in breach of a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

We may not prevail in the legal proceedings described above and we cannot estimate our ultimate exposure if we do not prevail. A ruling against us in certain of the proceedings described above could have a material adverse effect on our financial condition and results of operations.

In addition to the matters described above, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, determined adversely, would not materially affect our financial condition or results of operations.

5. Stockholders’ Equity

Issuance of Common Stock

In September 2005, we completed a public offering of 4,111,600 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Treasury Stock

In August 2005, our Board of Directors approved the retirement of all of the outstanding shares of our common stock owned by us and held as treasury stock. As a result, we retired approximately 2.3 million shares of our common stock which eliminated the Treasury stock balance with an offsetting reduction in Common stock and Capital in excess of par value in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2005. Following retirement, the retired shares will constitute authorized but unissued shares of common stock.

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

Information concerning our operations by business segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2005	2004	2005	2004
Revenue
Marine fuel services	$1,123,997	$834,822	$3,162,337	$2,078,795
Aviation fuel services	1,183,360	734,152	3,037,355	1,784,731

	$2,307,357	$1,568,974	$6,199,692	$3,863,526

Income from operations
Marine fuel services	$7,869	$3,924	$21,860	$12,933
Aviation fuel services	13,732	5,658	30,290	19,474

	21,601	9,582	52,150	32,407
Corporate overhead	(5,659)	(3,009)	(15,269)	(9,260)

	$15,942	$6,573	$36,881	$23,147

			As of

	September 30, 2005	December 31, 2004
Accounts and notes receivable, net
Marine fuel services, net of allowance for bad debts of $6,722 and $5,741 at September 30, 2005 and December 31, 2004, respectively	$465,229	$330,966
Aviation fuel services, net of allowance for bad debts of $5,870 and $5,536 at September 30, 2005 and December 31, 2004, respectively	217,872	159,814

	$683,101	$490,780

Goodwill and identifiable intangible assets:
Marine fuel services, net of accumulated amortization of $3,000 and $1,914 at September 30, 2005 and December 31, 2004, respectively	$40,842	$41,624
Aviation fuel services	8,209	8,209

	$49,051	$49,833

Total assets
Marine fuel services	$632,555	$428,651
Aviation fuel services	385,593	262,223
Corporate	103,933	21,297

	$1,122,081	$712,171

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Item 1. Financial Statements” appearing elsewhere in this 10-Q Report and our 2004 10-K Report. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ from these statements are described in our 2004 10-K Report.

Overview

We market fuel and related services to marine and aviation segment customers throughout the world. In our marine segment, we offer marine fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to commercial airlines, cargo carriers, corporate fleets, fractional operators, private aircraft, military fleets and the United States and foreign governments. We primarily buy and resell fuel to our marine and aviation customers, but we also act as a fuel broker at the request of certain of our marine customers. We compete by providing our marine and aviation customers value added benefits including the availability of trade credit, competitive pricing, single-supplier convenience, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

In our marine segment, we purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel sales and by the volume and commission rate of brokerage business generated. Profit from our aviation segment is directly related to the volume and the gross profit achieved on fuel sales. We do not act as brokers for our aviation segment. Our profitability in both segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, natural disasters such as hurricanes and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations.

In April 2004, we acquired the operations of Tramp Oil. This acquisition forms part of our marine segment and was accounted for as a purchase. Accordingly, Tramp Oil’s results of operations were included in our results since the date of acquisition.

Reportable Segments

We have two reportable operating businesses: marine and aviation. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of activity. Financial information with respect to our business segments is provided in Note 6 to the accompanying unaudited condensed consolidated financial statements included in this 10-Q Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included in this 10-Q Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debts, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the “Notes to the Unaudited Condensed Consolidated Financial Statements.”

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $683.1 million and $490.8 million, net of allowance for bad debts of $12.6 million and $11.3 million, as of September 30, 2005 and December 31, 2004 respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

We believe the level of our allowance for bad debts is reasonable based on our experience and our analysis of the net realizable value of our trade receivables at September 30, 2005. We cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past, because adverse changes in the marine and aviation industries, or changes in the liquidity or financial position of our customers, could have a material adverse effect on the collectibility of our accounts and notes receivable and our future operating results. If credit losses exceed established allowances, our results of operation and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Risk Factors” in Item 1 of our 2004 10-K Report.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets, including identifiable intangible assets, of the acquired companies and the variable interest entity. The identifiable intangible assets for customer relations existing at the dates of acquisition were recorded and are being amortized over their useful lives of five to seven years. We account for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively. We recorded amortization of our identifiable intangible assets of $0.4 million for the three months ended September 30, 2005 and 2004, and $1.1 million and $0.8 million for the first nine months ended September 30, 2005 and 2004, respectively.

Goodwill is reviewed annually (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons as of December 31, 2004, goodwill in each of our reporting units was not considered impaired. Accordingly, no impairment charges were recognized.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of September 30, 2005, we have not recorded a valuation allowance.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Our profitability improved in the third quarter of 2005 primarily due to an increase in the gross profit per unit of fuel sold in both the marine and aviation segments, an increase in the volume of fuel sold in the aviation segment, and an increase in the net unrealized gains related to the inventory hedging program in both the marine and aviation segments and price risk management program in the marine segment. Partially offsetting these gains were a decrease in the volume of fuel sold in our marine segment, an increase in operating expenses and a higher income tax provision.

Revenue. Our revenue for the third quarter of 2005 was $2.3 billion, an increase of $738.4 million, or 47.1%, as compared to the third quarter of 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2005	2004	$ Change
Marine segment	$1,123,997	$834,822	$289,175
Aviation segment	1,183,360	734,152	449,208

	$2,307,357	$1,568,974	$738,383

Our marine segment contributed $1.1 billion in revenue for the third quarter of 2005, an increase of $289.2 million, or 34.6%, over the third quarter of 2004. Of the total increase in marine segment revenue, $392.1 million was due to a 53.6% increase in the average price per metric ton sold, due to higher world oil prices. Partially offsetting this increase was a $102.9 million decline due to lower business volume, which was primarily due to our efforts to reduce high volume, low profit business in our marine segment.

Our aviation segment contributed $1.2 billion in revenue for the third quarter of 2005, an increase of $449.2 million, or 61.2%, as compared to the third quarter of 2004. Of the total increase in aviation segment revenue, $400.3 million was due to a 51.1% increase in the average price per gallon sold, due to higher world oil prices. The remaining revenue increase of $48.9 million pertained to increased sales volume. The increase in aviation segment sales volume was largely due to additional sales to new and existing customers in our commercial business and growth in fuel management.

Gross Profit. Our gross profit for the third quarter of 2005 was $46.2 million, an increase of $16.6 million, or 55.8%, as compared to the third quarter of 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2005	2004	$ Change
Marine segment	$20,087	$14,929	$5,158
Aviation segment	26,150	14,745	11,405

	$46,237	$29,674	$16,563

Our marine segment gross profit for the third quarter of 2005 was $20.1 million, an increase of $5.2 million, or 34.6%, as compared to the third quarter of 2004. Of the total increase in marine segment gross profit, $6.8 million resulted from higher gross profit per sales volume, which reflects advantageous pricing due to favorable market conditions, and $0.2 million in net unrealized gains related to our inventory hedging and price risk management programs. Partially offsetting were $1.8 million related to lower unit sales volume.

Our aviation segment gross profit for the third quarter of 2005 was approximately $26.2 million, an increase of $11.4 million, or 77.3%, as compared to the third quarter of 2004. Contributing to the total increase was $7.7 million in higher gross profit per gallon sold, which reflects advantageous pricing due to favorable market conditions and a change in business mix, $2.7 million in net unrealized gains related to the inventory hedging program, and $1.0 million in increased sales volume. Included in the net unrealized gains for the third quarter of 2005 was a $2.5 million gain associated with the dramatic increase in aviation fuel market prices in the United States following Hurricane Katrina and its impact on our inventory hedging program.

Operating Expenses. Total operating expenses for the third quarter of 2005 were $30.3 million, an increase of $7.2 million, or 31.1% as compared to the third quarter of 2004. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,
	2005	2004	$ Change
Salaries and wages	$17,259	$13,494	$3,765
Provision for bad debts	2,477	572	1,905
Other	10,559	9,035	1,524

	$30,295	$23,101	$7,194

Of the total increase in operating expenses, $3.8 million was related to salaries and wages, $1.9 million to provision for bad debts and $1.5 million to other operating expenses. The increase in salaries and wages was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in the provision for bad debts was due, in part, to customers located in areas affected by Hurricane Katrina. The increase in other operating expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: office rent, consulting fees, employee recruiting fees, and travel expenses.

Operating Income. Our income from operations for the third quarter of 2005 was $15.9 million, an increase of $9.4 million as compared to the third quarter of 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2005	2004	$ Change
Marine segment	$7,869	$3,924	$3,945
Aviation segment	13,732	5,658	8,074

	21,601	9,582	12,019
Corporate overhead	(5,659)	(3,009)	(2,650)

	$15,942	$6,573	$9,369

The marine segment earned $7.9 million in income from operations for the third quarter of 2005, an increase of approximately $3.9 million as compared to the third quarter of 2004. This increase resulted from the $5.2 million increase in gross profit, partially offset by increased operating expenses of $1.2 million. The increase in marine segment operating expenses was attributable to all the operating expense categories of salaries and wages, provision for bad debts and other operating expenses. For detailed explanations of the changes in total operating expenses for the third quarter of 2005 as compared to the third quarter of 2004, see the above discussion on operating expenses.

The aviation segment income from operations was $13.7 million for the third quarter of 2005, an increase of $8.1 million as compared to the third quarter of 2004. This improvement was due to an $11.4 million increase in gross profit partially offset by an increase in operating expenses of $3.3 million. The increase in aviation segment operating expenses was attributable to all the operating expense categories of salaries and wages, provision for bad debts and other operating expenses. For detailed explanations of the changes in total operating expenses for the third quarter of 2005 as compared to the third quarter of 2004, see the above discussion on operating expenses.

Corporate overhead costs not charged to the business segments totaled $5.7 million for the third quarter of 2005, as compared to $3.0 million for the third quarter of 2004. The increase in corporate overhead costs was due to increases in salaries and wages primarily attributable to higher performance based incentive compensation and new hires to support our global business as well as an increase in other operating expenses. For detailed explanations of the changes in total operating expenses for the third quarter of 2005 as compared to the third quarter of 2004, see the above discussion on operating expenses.

Other Income and Expense, net. During the third quarter of 2005, we reported $0.8 million in other expense, net, an increase of $0.5 million as compared to other expense, net of $0.3 million for the third quarter of 2004. This was primarily related to an increase in interest expense and other financing costs associated with our revolving credit facility.

Taxes. For the third quarter of 2005, our effective tax rate was 29.3%, for an income tax provision of $4.4 million, as compared to 12.5% and an income tax provision of $0.8 million for the third quarter of 2004. The increase in the effective tax rate for the third quarter of 2005 as compared to the third quarter of 2004 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates, a change in the tax estimate related to derivative mark to market adjustments in the relevant taxing jurisdictions, and return to provision adjustments for foreign income tax returns completed during the third quarter of 2005.

Net Income and Diluted Earnings per Share. Net income for the third quarter of 2005 was $10.7 million, an increase of $5.3 million, or 96.6%, as compared to the third quarter of 2004. Diluted earnings per share for the third quarter of 2005 was $0.44 per share, an increase of $0.21 per share, or 90.1%, as compared to the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Our profitability improved in the first nine months of 2005 primarily due to an increase in the gross profit per unit of fuel sold in both the marine and aviation segments, an increase in the volume of fuel sold in both marine and aviation segments, an increase in the net unrealized gains related to inventory hedging program in both the marine and aviation segments, and a decrease in other non-operating expenses. Partially offsetting these gains were an increase in the net unrealized losses related to our price risk management program in the marine segment, an increase in operating expenses, and a higher income tax provision.

Revenue. Our revenue for the first nine months of 2005 was $6.2 billion, an increase of $2.3 billion, or 60.5%, as compared to the first nine months of 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2005	2004	$ Change
Marine segment	$3,162,337	$2,078,795	$1,083,542
Aviation segment	3,037,355	1,784,731	1,252,624

	$6,199,692	$3,863,526	$2,336,166

Our marine segment contributed $3.2 billion in revenue for the first nine months of 2005, an increase of $1.1 billion, or 52.1%, over the first nine months of 2004. Of the total increase in marine segment revenue, $1.0 billion was due to a 46.2% increase in the average price per metric ton sold, due to higher world oil prices. The balance of the increase in marine segment revenue of $77.3 million pertained to increased business volume, primarily due to revenues of Tramp Oil which are included for nine months of 2005 compared with six months of 2004, due to the acquisition having taken place in April 2004, as well as additional sales to new and existing customers.

Our aviation segment contributed $3.0 billion in revenue for the first nine months of 2005, an increase of approximately $1.3 billion, or 70.2%, as compared to the first nine months of 2004. Of the total increase in aviation segment revenue, $927.9 million was due to a 43.0% increase in the average price per gallon sold, due to higher world oil prices. The remaining increase of $324.7 million pertained to increased sales volume. The increase in aviation segment sales volume was largely due to growth in fuel management and additional sales to new and existing customers in our commercial business.

Gross Profit. Our gross profit for the first nine months of 2005 was $122.8 million, an increase of $36.1 million, or 41.6%, as compared to the first nine months of 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2005	2004	$ Change
Marine segment	$58,716	$41,238	$17,478
Aviation segment	64,094	45,470	18,624

	$122,810	$86,708	$36,102

Our marine segment gross profit for the first nine months of 2005 was $58.7 million, an increase of $17.5 million, or 42.4%, as compared to the first nine months of 2004. Of the total increase in marine segment gross profit, $18.4 million resulted from increased gross profit, which reflects advantageous pricing due to favorable market conditions, and $2.5 million related to higher unit sales volume. Partially offsetting the increase was $3.4 million in increased net unrealized losses related to our inventory hedging and price risk management programs.

Our aviation segment gross profit for the first nine months of 2005 was $64.1 million, an increase of $18.6 million, or 41.0%, as compared to the first nine months of 2004. Contributing to the total increase was $9.8 million related to an increase in the number of gallons sold, $6.0 million in higher gross profit per gallon sold, and $2.8 million in higher net unrealized gains related to our inventory hedging program. Included in the net unrealized gains for the first nine months of 2005 was a $2.5 million gain associated with the dramatic increase in aviation fuel market prices in the United States following Hurricane Katrina and its impact on our inventory hedging program.

Operating Expenses. Total operating expenses for the first nine months of 2005 were $85.9 million, an increase of $22.4 million, or 35.2%, as compared to the first nine months of 2004. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,
	2005	2004	$ Change
Salaries and wages	$47,378	$35,276	$12,102
Provision for bad debts	6,572	2,811	3,761
Other	31,979	25,474	6,505

	$85,929	$63,561	$22,368

Of the total increase in operating expenses, $12.1 million was related to salaries and wages, $3.8 million to provision for bad debts and $6.5 million to other operating expenses. The increase in salaries and wages was primarily due to higher performance based incentive compensation, new hires to support our global business and the additional employees from Tramp Oil. The increase in the provision for bad debts was due, in part, to customers located in areas affected by Hurricane Katrina as well as other additional allowance for bad debts. The increase in other operating expenses reflects nine months of expenses relating to Tramp Oil versus six months in 2004, an increase in non-employee directors’ share-based compensation due to the increase in the underlying share price of our common stock, and infrastructure spending initiatives to support our global business primarily relating to the following expenses: office rent, insurance, audit and consulting fees.

Operating Income. Our income from operations for the first nine months of 2005 was $36.9 million, an increase of $13.7 million, or 59.3%, as compared to the first nine months of 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2005	2004	$ Change
Marine segment	$21,860	$12,933	$8,927
Aviation segment	30,290	19,474	10,816

	52,150	32,407	19,743
Corporate overhead	(15,269)	(9,260)	(6,009)

	$36,881	$23,147	$13,734

The marine segment earned $21.9 million in income from operations for the first nine months of 2005, an increase of $9.0 million, or 69.0%, as compared to the first nine months of 2004. This increase resulted from the $17.5 million increase in gross profit, partially offset by the $8.5 million increase in operating expenses. The increase in marine segment operating expenses was attributable to all the operating expense categories of salaries and wages, provision for bad debts and other operating expenses. For detailed explanations of the changes in total operating expenses for the first nine months of 2005 as compared to the first nine months of 2004, see the above discussion on operating expenses.

The aviation segment income from operations was $30.3 million for the first nine months of 2005, an increase of $10.8 million, or 55.5%, as compared to the first nine months of 2004. This improvement was due to an $18.6 million increase in gross profit partially offset by an increase in operating expenses of $7.8 million. The increase in marine segment operating expenses was attributable to all the operating expense categories of salaries and wages, provision for bad debts and other operating expenses. For detailed explanations of the changes in total operating expenses for the first nine months of 2005 as compared to the first nine months of 2004, see the above discussion on operating expenses.

Corporate overhead costs not charged to the business segments totaled $15.3 million for the first nine months of 2005, as compared to $9.3 million during the first nine months of 2004. The increase in corporate overhead costs was due to increases in salaries and wages primarily attributable to higher performance based incentive compensation and new hires to support our global business as well as an increase in other operating expenses. For detailed explanations of the changes in total operating expenses for the first nine months of 2005 as compared to the first nine months of 2004, see the above discussion on operating expenses.

Other Income and Expense, net. During the first nine months of 2005, we reported $1.1 million in other expense, net, a decrease of $0.8 million, as compared to other expense, net, of $1.9 million for the first nine months of 2004. This decrease was primarily related to the recognition of exchange losses relating to the conversion of foreign currencies acquired from Tramp Oil into U.S. dollars during the second quarter of 2004, partially offset by higher net interest expense and other financing costs associated with our revolving credit facility.

Taxes. For the first nine months of 2005, our effective tax rate was 21.3%, for an income tax provision of $7.6 million, as compared to 17.2% and an income tax provision of $3.6 million for the first nine months of 2004. The increase in the effective tax rate for the first nine months of 2005 as compared to the first nine months of 2004 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates, a change in the tax estimate related to derivative mark to market adjustments in the relevant taxing jurisdictions, and return to provision adjustments for foreign income tax returns completed during the third quarter of 2005.

Minority Interest in Income of Consolidated Subsidiaries. We reported minority interest expense of $0.5 million for the first nine months of 2005, as compared to $0.3 million for the first nine months of 2004. This increase of $0.2 million was the result of the acquisition of Tramp Oil.

Net Income and Diluted Earnings per Share. Net income for the first nine months of 2005 was $27.6 million, an increase of $10.3 million, or 59.4%, as compared to the first nine months of 2004. Diluted earnings per share for the first nine months of 2005 was $1.15 per share, an increase of $0.40 per share, or 54.5%, as compared to the first nine months of 2004.

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

Our business is funded through cash generated from operations and borrowings under our syndicated revolving credit facility. We have a syndicated revolving credit facility that permits borrowings of up to $220 million with a sublimit of $100.0 million for the issuance of letters of credit. Available borrowings under our revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2005, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $34.8 million. Our revolving credit facility contains certain operating and financial restrictions with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, and impair our ability to receive advances and issue letters of credit, and thus have a material adverse effect on our ability to fund operations. Currently, we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of September 30, 2005, we had outstanding letters of credit of $6.9 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, at a weighted average interest rate of 5.45%, which reduces our exposure to an increase in interest rates.

As of September 30, 2005, we had $165.7 million of cash and cash equivalents as compared to $64.2 million of cash and cash equivalents at December 31, 2004. Our cash position can fluctuate significantly depending on the timing of payments to suppliers and receipt of payments from customers.

Net cash provided by operating activities totaled $15.6 million for the first nine months of 2005 compared to net cash used in operating activities of $31.0 million for the first nine months of 2004. This $46.7 million change was primarily due to net changes in operating assets and liabilities as a result of the timing of cash receipts from customers and cash payments to suppliers.

During the first nine months of 2005, net cash used in investing activities was $3.7 million compared to net cash provided by investing activities of $9.9 million for the first nine months of 2004. Included in net cash provided by investing activities for the first nine months of 2004 was $12.1 million net cash received as a result of the acquisition of Tramp Oil in April 2004. During the first nine months of 2004, we received cash of $88.7 million and paid cash of $76.6 million in connection with the acquisition. The remaining change in cash flows from investing activities of $1.5 million was due to higher capital expenditures.

For the first nine months of 2005, net cash provided in financing activities was $89.5 million compared to net cash provided by financing activities of $2.4 million for the first nine months of 2004. This $87.2 million change was primarily due to net proceeds of $120.3 million from our public offering of shares, partially offset by a reduction of borrowings of $10.0 million under our revolving credit facility, an increase in repayments under our revolving credit facility of $55.0 million, and lower proceeds from exercise of stock options of $3.4 million. Also contributing to the change was the $34.9 million repayment of assumed bank loans and bank overdrafts from Tramp Oil in 2004.

Working capital at September 30, 2005 was $297.5 million, representing an increase of $116.4 million from working capital at December 31, 2004. Our accounts and notes receivable, at September 30, 2005, net of the allowance for bad debts, amounted to $695.7 million as compared to $502.1 million at December 31, 2004. The increase in accounts and notes receivable of $193.6 million was primarily due to increased prices in our marine segment and additional business volume in our aviation segment. At September 30, 2005, the allowance for bad debts of $12.6 million increased by $1.3 million as compared to December 31, 2004.

During the first nine months of 2005, we charged $6.6 million to the provision for bad debts, as compared to $2.8 million during the first nine months of 2004. We had write-offs in excess of recoveries of $5.3 million for the first nine months of 2005, as compared to $1.7 million during the first nine months of 2004. The increase in write-offs in excess of recoveries of $3.6 million primarily relates to higher level of write-offs in both marine and aviation segments during the first nine months of 2005.

Inventories of $50.4 million, at September 30, 2005, increased $9.5 million from December 31, 2004. This increase was primarily due to timing differences of sales and purchases of fuel in our aviation segment. Receivables related to derivative contracts increased $79.4 million from December 31, 2004 to $89.1 million at September 30, 2005, which is partially offset with payables related to derivative contracts of $88.0 million included in current liabilities at September 30, 2005. As of September 30, 2005, prepaid expenses and other current assets increased $22.3 million primarily due to an increase in prepaid fuel.

Our current liabilities, other than short-term debt, increased $289.2 million primarily due to increased fuel prices and aviation business volume as well as timing of payments to suppliers. Short-term and long-term debt decreased by $31.1 million, primarily due to net repayments of $30.0 million under our revolving credit facility and a $1.1 million repayment of an acquisition promissory note.

Stockholders’ equity amounted to $342.2 million at September 30, 2005, as compared to $188.5 million at December 31, 2004. The increase in stockholders’ equity of $153.7 million was mainly due to net proceeds of $120.3 million from the public offering of our common stock, $27.6 million in earnings, $6.0 million in exercise of stock options and related income tax benefit, an increase in accumulated other comprehensive income, and amortization of unearned deferred compensation, partially offset by the declaration of dividends.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our debt, derivatives and letters of credit, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2004 to September 30, 2005. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2004 10-K Report.

Contractual obligations

Debt. As of September 30, 2005, our debt consists of $20.0 million in outstanding borrowings under our revolving credit facility and $0.5 million in the form of a non-interest bearing note payable issued in connection with an acquired business.

Commercial commitments

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Off-balance sheet arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2005, we had letters of credit outstanding of $41.7 million, as compared to $37.0 million in letters of credit outstanding as of December 31, 2004. For additional information on our revolving credit facility and letters of credit, see further discussion in “Liquidity and Capital Resources,” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine and aviation fuel and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized on the balance sheet at fair market value. If the derivative does not qualify as a hedge under SFAS No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. Hedge accounting is discontinued prospectively if and when the hedging relationship over an extended period of time is determined to be ineffective. We assess hedge effectiveness based on total changes in the fair market value of our hedging instruments and hedged items and any ineffectiveness is recognized in the statement of income. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Cash Flow Hedges

Effective July 1, 2005, all previously designated cash flow hedges, other than interest rate swaps, were de-designated and treated as non-designated derivatives.

We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. As of September 30, 2005, we recorded net gains of $0.1 million on these cash flow hedges.

Fair Value Hedges

We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting is applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices typically offset in the period in which the hedge is in effect. However, for the three months ended September 30, 2005, we recorded net gains of $2.6 million on our fair value hedges primarily due to the effects of Hurricane Katrina on aviation fuel market prices in the United States.

Aviation fuel inventories, which are held only in the United States, are hedged through the use of heating oil futures. We believe heating oil is the most appropriate hedging instrument because its price has historically been highly correlated to aviation fuel prices. However, as a result of Hurricane Katrina’s negative effects on the fuel supply on the Gulf Coast of the United States, there was a significant, rapid increase in certain aviation fuel market prices in the latter part of September 2005, which was disproportionate to the increase in the heating oil market. This caused a temporary reduction in the correlation between the heating oil and aviation fuel markets. This anomaly in the hedge relationship was primarily responsible for the net gain recorded for the three months ended September 30, 2005.

Non-designated Derivatives

Our non-designated derivatives are entered into in order to mitigate the risk of market price fluctuations in marine and aviation fuel, and to offer our customers fuel pricing alternatives to meet their needs. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. For the three and nine months ended September 30, 2005, we recorded net losses of $0.6 million and $4.9 million, respectively, on our non-designated derivatives.

As of September 30, 2005, we had the following outstanding derivative instruments:

Description	Settlement Date	Notional Amount			Average Underlying Prices	Average Interest Rate	Fair Value Asset (Liability)
		Marine (metric tons)	Aviation (gallons)	$ (in thousands)
							(In thousands)
Cash Flow Hedges
Interest Rate Swap	2008	—	—	$20,000	—	5.45%	$125

Fair Value Hedges
Swap	2005	45,573	—	—	$302.30	—	$(1,241)
Hedged item	—	45,573	—	—	260.86	—	1,335
Futures - heating oil	2005	—	7,476,000	—	2.03	—	(708)
Hedged item	—	—	7,476,000	—	2.29	—	3,172

							$2,558

Non-designated
Commodity Swap	2005	374,623	—	—	208.73	—	13,647
Commodity Swap	2005	459,283	—	—	214.66	—	(20,254)
Purchase Contracts	2005	75,650	—	—	269.91	—	1,726
Commodity Swap	2005	—	43,363,071	—	0.66	—	18,683
Commodity Swap	2005	—	43,363,071	—	0.67	—	(18,666)
Commodity Swap	2006	355,963	—	—	186.50	—	27,902
Commodity Swap	2006	962,273	—	—	256.40	—	(42,664)
Purchase Contracts	2006	606,000	—	—	288.54	—	14,772
Commodity Swap	2007	19,050	—	—	23.20	—	452
Commodity Swap	2007	19,050	—	—	23.27	—	(452)
Commodity Swap	2006	—	83,794,500	—	0.61	—	6,206
Commodity Swap	2006	—	83,794,500	—	0.63	—	(6,206)

							$(4,854)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this 10-Q Report, our management, with the participation of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer concluded that our disclosure controls and procedures were ineffective, as of September 30, 2005, in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. This conclusion is based primarily on the fact that we have a material weakness in our internal control over financial reporting, as discussed below, which as of September 30, 2005 was not fully remediated. Through the date of the filing of this 10-Q Report, we have implemented the changes described below to address the deficiencies in our disclosure controls that existed on September 30, 2005 and have taken additional measures to verify the information in our financial statements. We believe that, as a result of these changes and other measures, this 10-Q Report properly reports all information required to be included in such report. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and future events may impact the effectiveness of a system of controls.

Material Weaknesses Identified in Management’s Report on Internal Controls over Financial Reporting

Management’s report on internal controls over financial reporting as of December 31, 2004, was included in our 2004 Form 10-K. In the report, management concluded that there were three material weaknesses in our internal control over financial reporting. The report described these three material weaknesses as follows:

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

2) As of December 31, 2004, the Company did not maintain effective controls over the accounting and financial reporting of its inventory derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy and presentation and disclosure of inventory derivative instruments. This control deficiency resulted in the restatement of the interim financial statements for the four quarters in the year ended December 31, 2003, the interim financial statements for the first three quarters in the year ended December 31, 2004, an adjustment to the fourth quarter 2004, and an adjustment to the third quarter of 2005 financial statements due to the incorrect accounting for inventory derivative instruments. Additionally, this control deficiency could result in a misstatement of inventory derivative instruments that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

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

Status of Material Weaknesses Identified

We have taken the following actions to address our material weaknesses described above:

1) In March 2005, the Company implemented controls in order to ensure the recognition of revenue and cost of sales in the appropriate accounting period. Specifically, the following controls were implemented: i) a formal policy and related procedures were written to accrue revenue and cost of sales based on when fuel deliveries are made and when related services are performed; and ii) monthly supervisory reviews of the accrued revenue and cost of sales are performed by the segment controllers as well as the segment chief financial officers. As a result of the control procedures implemented, management has determined that this material weakness has been fully remediated and no longer represents an internal control deficiency.

2) Effective July 1, 2005, with the assistance of a third party expert, the Company implemented controls over the accounting and financial reporting of its inventory derivative program to ensure the accuracy, presentation and disclosure of inventory derivative instruments. Specifically, the Company hired additional personnel in the derivative accounting department, resulting in a more detailed documentation, accounting and reporting process of all derivatives as well as improved segregation of duties. The reporting of the derivatives is also reviewed by the segment chief financial officers and corporate controller. In addition, the Company is implementing derivative software to support transaction capture, effectiveness testing, documentation and accounting and financial reporting of its inventory derivative program. As a result of this material weakness, in the third quarter of 2005, due to the incorrect designation of certain derivatives as cash flow hedges, the Company made an adjustment to properly reflect the derivatives as non-designated. Management will continue to monitor the effectiveness of changes made in its controls over the accounting and financial reporting of its inventory derivative program in order to determine whether this material weakness has been fully remediated.

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

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above under item 2) in Status of Material Weaknesses Identified, there were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2005.

Part II

Item 1. Legal Proceedings

The following supplements the discussion set forth under Item 3 – “Legal Proceedings” in our 2004 10-K Report and our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2005.

Atlantic Service Supply

In July 2005, Atlantic Service Supply, S.A., or Atlantic, a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Ltd., or TOM, one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A., or Isthmian, a service company utilized by TOM for the storage and delivery of fuel in Panama. In its suit, Atlantic alleges (1) that Isthmian is in breach of a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2005 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
7/1/05-7/31/05	19	$24.32	—	$—	$6,013
8/1/05-8/31/05	37	30.47	—	—	6,013
9/1/05-9/30/05	2	32.92	—	—	6,013

Total	58	$28.54	—	$—	$6,013

The above shares were delivered to us from employees as payment for option exercise prices and withholding taxes upon vesting of restricted stock and exercise of options.

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

Date: November 14, 2005	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Robert S. Tocci
Robert S. Tocci, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)