Form 10-K
period 2005-12-31
WORLD FUEL SERVICES CORP
filed 2006-03-16
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)     Yes  ☐    No  ☒.

As of June 30, 2005, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $509.5 million (computed by reference to the closing sale price on the New York Stock Exchange).

The registrant had 27,376,000 shares of common stock, par value $.01 per share, issued and outstanding as of March 10, 2006.

Documents incorporated by reference:

Part III—Specified Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“Form 10-K”) as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of fuel. In 1986, we diversified our operations by entering the aviation fuel services business. In 1995, we entered the marine fuel services business by acquiring the Trans-Tec group of companies.

We are engaged in the marketing and sale of marine and aviation fuel products and related services on a worldwide basis. In our marine segment, we offer marine fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

We have offices located in the United States, United Kingdom, Denmark, Norway, The Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, China, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia and South Africa. See “Item 2—Properties” for a list of principal offices by business segment and “Exhibit 21.1—Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

Financial information with respect to our business segments (marine and aviation) and the geographic areas of our business is provided in Note 7 to the accompanying consolidated financial statements included in this Form 10-K.

Marine Segment

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

Through our extensive network of offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24-hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services because the cost of fuel is a major component of a vessel’s operating overhead.

As an increasing number of ship owners, time charter operators and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, our value added services have become an integral part of the oil and transportation industries’ push to shed non-core functions and reduce costs. Suppliers use our global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use our real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

In our marine segment, we primarily act as a reseller. When acting as a reseller, we purchase fuel from a supplier, mark it up, and resell the fuel to a customer. We extend unsecured credit to most of our customers. We also act as a broker and as a source of market information for the end user, negotiate the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedite the arrangements for the delivery of fuel. For these services, we are paid a commission from the supplier.

We purchase our marine fuel from suppliers worldwide. We enter into derivative contracts in order to mitigate the risk of market price fluctuations, and to offer our customers fuel pricing alternatives to meet their needs. Our cost of fuel is generally tied to spot pricing, market-based formulas or is governmentally controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, when limited by amount of credit extended to us by suppliers or as required to transact business in certain countries.

Because we typically arrange to have fuel delivered by our suppliers directly to our customers, inventory is maintained only for competitive reasons and at minimum operating levels. Inventory is maintained at two locations and is hedged in an effort to protect us against price risks. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including fueling of vessels in port and at sea, and transportation of fuel and fuel products.

During each of the periods presented in the accompanying consolidated statements of income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Aviation Segment

We market aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. Our aviation related services include fuel management, price risk management, arranging ground handling and international trip planning, including flights plans, weather reports and overflight permits. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, Baseops, Airdata, PetroServicios de Mexico, and PetroServicios de Costa Rica.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to airlines and avoid doing business with airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This negatively impacts the airlines’ working capital. We recognize that the extension of credit is a risk, but also a significant area of opportunity. Accordingly, we extend unsecured credit to most of our customers.

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

Fuel is typically delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple locations for competitive reasons and inventory levels are kept at an operating minimum. Inventory is purchased at airport locations or shipped via pipelines. Inventory in pipelines is hedged in an effort to protect us against price risks. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports and transportation and storage of fuel and fuel products.

During each of the periods presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Employees

As of March 10, 2006, we employed 647 people worldwide, of which 213 are employed in our marine segment, 287 are employed in our aviation segment, and 147 are employed in corporate.

Regulation

The principal laws and regulations affecting our businesses are as follows:

Environmental Regulations. Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, United States Federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Item 1A—Risk Factors,” above, and “Item 3—Legal Proceedings.”

Taxes on Fuel. We are affected by various taxes imposed on the purchase and sale of marine and aviation fuel products. These taxes include sales, excise, goods and services taxes (“GST”), value added taxes (“VAT”) and other taxes, and are collectively referred to as “transaction taxes.” The transaction taxes imposed on marine and aviation fuel purchasers and sellers are also subject to various full and partial exemptions. Subject to exemptions available at the time of the transaction, in general, we pay the appropriate transaction tax to the supplier or charge the appropriate transaction tax to the customer. We monitor our compliance with U.S. and foreign laws that impose transaction taxes on our operations. However, in certain cases, we may be responsible for additional transaction taxes if the customer or we do not qualify for an exemption believed to be available at the time of purchase and/or sale.

Business, Fuel and Other Licenses. In certain jurisdictions, we are required to maintain business, fuel and/or other licenses in order to operate our business and/or purchase and sell fuel.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our principal executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our internet website address is www.wfscorp.com. We make available on our internet website, free of charge, our latest Form 10-K, Form 10-Q and other SEC filings as soon as reasonably practicable after such material are electronically filed with, or furnished to, the SEC. In addition, our Code of Corporate Conduct and Ethics, Board of Directors’ committee charters, and Corporate Governance Principles are available on our internet website. If we make any substantive amendments to our Code of Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our internet website, in a periodic filing under the Exchange Act or in a report on Form 8-K. Our internet website and information contained on our internet website are not part of this Form 10-K and are not incorporated by reference in this Form 10-K.

Forward-Looking Statements

Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the shipping and aviation industries;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our ability to remediate our material weaknesses in our internal control over financial reporting; and

•	other risks, including those described in “Item 1A—Risk Factors” and those described from time to time in our Securities and Exchange Commission filings.

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

Item 1A.	Risk Factors

We extend unsecured credit to most of our customers, and our business, financial condition and results of operations will be adversely affected if we are unable to collect accounts receivable.

We extend unsecured credit to most of our customers. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. Diversification of credit risk is limited because we sell primarily within the marine and aviation industries.

Credit losses may be influenced by factors other than the financial condition of our customers, including deteriorating conditions in the world economy or in the shipping or aviation industries, political instability, terrorist activities, military action and natural disasters in our market areas. Any credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.

Because we resell fuel worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import or export licensing requirements, which could increase our costs of doing business internationally;

•	the costs of hiring and retaining senior management in overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;

•	political risks specific to foreign jurisdictions; and

•	terrorism, war or civil unrest and natural disasters.

Fluctuations in foreign exchange rates could materially affect our reported results.

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily in Mexico, Colombia and the United Kingdom, payments to our aviation fuel suppliers and from some of our customers are denominated in local currency. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

In addition, many of our customers are foreign customers and may be required to purchase United States dollars to pay for our products and services. A rapid depreciation or devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to United States dollars to make required payments to us. This would in turn increase our credit losses which would adversely affect our business, financial condition and results of operations.

Third parties who fail to provide services to us and our customers as agreed could harm our business.

We use third parties to provide various services to our customers, including into-plane fueling at airports and fueling of vessels in port and at sea. The failure of these third parties to perform these services in accordance with the agreed terms could affect our relationships with our customers and subject us to claims and other liabilities which might have a material adverse effect on our business, financial condition and results of operations.

We also use third parties to store our fuel inventory and to transport fuel. If these third parties become bankrupt or otherwise fail to meet their commitments to creditors, our fuel could be seized and applied against amounts owed to such creditors. This could cause both disruptions in our business and financial losses.

If the fuel we purchase from our suppliers fails to meet the specifications we have agreed to supply to our customers, our business could be adversely affected.

We purchase the fuel we resell from various suppliers. If the fuel fails to meet the specifications we have agreed to supply to our customers, our relationship with our customers could be adversely affected and we could be subject to claims and other liabilities which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to various risks in connection with the price risk management services we offer to our customers.

As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivative products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. In connection with offering our customers these services, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into commodity based derivative instruments with a counterparty. Should we fail to adequately hedge the risks associated with offering these services, or should a customer or counterparty to a derivative instrument fail to honor its obligations under our agreements with them, we could sustain significant losses which could have a material adverse effect on our business, financial condition and results of operations. Also, the failure of our employees to comply with our policies and procedures concerning the administration of our price risk management services, for example by failing to hedge a specific financial risk, could subject us to significant financial losses which could have a material adverse effect on our business, financial condition and results of operations.

Material disruptions in the availability or supply of fuel would adversely affect our business.

The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel.

Changes in the market price of fuel may have a material adverse effect on our business.

Increases in fuel prices can adversely affect our customers’ businesses, and consequently increase our credit losses. Increases in fuel prices could also affect the amount of fuel our suppliers extend to us on credit, potentially affecting our liquidity and profitability. In addition, increases in fuel prices will make it more difficult for our customers to operate and affect the amount of fuel we can sell to our customers based on their credit limit. Conversely, a rapid decline in fuel prices could adversely affect our profitability because inventory we purchased when fuel prices were high may have to be sold at lower prices.

Adverse conditions in the shipping and aviation industries may have an adverse effect on our business.

Our business is focused on the marketing of fuel and fuel-related services to the shipping and aviation industries. Therefore, any adverse economic conditions in these industries may have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping or flight operations will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the airline and shipping industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

Insurance coverage for some of our operations may be insufficient to cover losses.

We do not maintain insurance coverage for various risks, including environmental claims. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. In addition, our liability insurance does not cover acts of war and terrorism. A significant uninsured claim against us would have a material adverse effect on our financial position and results of operations.

Our failure to comply with the restrictions of our revolving credit facility could adversely affect our operating flexibility.

We borrow money pursuant to a revolving credit facility that imposes certain operating and financial covenants on us. Our failure to comply with obligations under the revolving credit facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations.

Increases in interest rates, the failure of our interest rate protection arrangements to reduce our interest rate volatility or both may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

Borrowings under our revolving credit facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2005, we had entered into interest rate protection arrangements for the entire $20.0 million of borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum. An increase in interest rates, our failure to maintain adequate interest rate protection arrangements or both would increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is dependent largely on the services of our senior management and professional team. If we are unable to retain the existing senior management and professional personnel, or to attract other qualified senior management and professional personnel, our business will be adversely affected.

Businesses we may acquire in the future will expose us to increased operating risks.

As part of our growth strategy, we intend to explore acquisition opportunities of fuel resellers and other fuel service businesses.

This expansion could expose us to additional business and operating risks and uncertainties, including:

•	the ability to effectively integrate and manage acquired businesses;

•	the ability to realize our investment in the acquired businesses;

•	the diversion of management’s time and attention from other business concerns;

•	the risk of entering markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees of the acquired businesses;

•	the risk that an acquisition could reduce our future earnings; and

•	exposure to unknown liabilities.

Although our management will endeavor to evaluate the risks inherent in any particular transaction, we cannot assure you that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Changes in United States or foreign tax laws could adversely affect our business and future operating results.

We are affected by various United States and foreign taxes imposed on the purchase and sale of marine and aviation fuel products. These taxes include sales, excise, GST, VAT, and other taxes. Changes in United States and foreign tax laws or our failure to comply with those tax laws could adversely affect our business and operating results.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines and shipping companies. Our business could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies, or to provide less advantageous price and credit terms to us than our fuel reseller competitors.

If we fail to successfully implement our enterprise integration project, our business could be harmed

We are currently undertaking the implementation of an enterprise integration project, which consists of a company-wide financial and commercial information system upgrade. The total capital expenditures required for this project are currently estimated to be $13.1 million. If we are unsuccessful in implementing this project, or should we experience material delays in implementation, our ability to grow our business would be adversely affected. In addition, should the actual costs of the project exceed our estimates, our liquidity and capital position could be adversely affected.

If we fail to comply with environmental laws and governmental regulations, we could suffer penalties or be required to make significant changes to our operations.

We are required to comply with extensive and complex environmental laws and regulations at the international, federal, state and local government levels relating to, among other things:

•	the handling of fuel and fuel products;

•	the operation of bulk fuel storage facilities;

•	workplace safety;

•	fuel spillage or seepage;

•	environmental damage; and

•	hazardous waste disposal.

If we are involved in a spill or other accident involving hazardous substances, if there are releases of fuel and fuel products we own, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. We are also subject to possible claims by customers, employees and others who may be injured by a fuel spill, exposure to fuel or other accidents. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

If we are held liable for clean up and other costs related to several businesses we exited, which handled hazardous and non-hazardous waste, such liability could adversely affect our business and financial condition.

We have exited several businesses that handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We have been sued in the past and may be sued in the future as a potentially responsible party for the clean up of such disposal facilities and may be held liable for these and other clean up costs pursuant to United States federal and state laws and regulations. In addition, under these laws and regulations, we may be required to clean up facilities previously operated by us.

If the material weakness in our internal control over financial reporting identified below is not remediated, it could result in material misstatements in our financial statements in the future, which would result in additional restatements, impact our ability to timely file our financial statements, or cause defaults under our revolving credit facility.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an ongoing basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. As of December 31, 2005, management concluded that there was a material weakness in our internal control over financial reporting relating to the accounting and financial reporting of our derivative program.

We have implemented measures to ensure the accuracy of our financial statements and to attempt to remediate this material weakness. If this material weakness is not remediated, it could result in material misstatements in our financial statements in the future, which would result in future restatements, impact our ability to timely file our financial statements or cause defaults under our revolving credit facility. As a result, our ability to obtain additional financing on favorable terms and the market value of our securities could be materially and adversely affected, which, in turn, could materially and adversely affect our business and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following pages set forth our principal leased properties by segment as of March 10, 2006. We consider our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those that expire.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
Corporate
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Two leases: May 2011 and March 2013

Marine Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	March 2013

Raritan Plaza III 101 Fieldcrest Avenue Suite 2B Edison, NJ 08837, USA	Administrative, operations and sales office	January 2010

2 Greenwich Office Park Greenwich, CT 06830, USA	Administrative, operations and sales office	December 2006

1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, USA	Administrative, operations and sales office	July 2008

238A Thompson Road #17-08 Novena Square Tower A, Singapore 307684	Administrative, operations and sales office	December 2006

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES—(Continued)

Location	Principal Use	Lease Expiration
Marine Segment
9 F/L., Dongwon-Bldg., 128-27 Dangju—Dong, Chongno—Ku Seoul, 110-759 South Korea	Marketing office	September 2007

4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Marketing office	Month-to-month

Yam Tze Commercial Building, Unit A, 18th Floor 23 Thompson Road Wanchai, Hong Kong	Administrative, operations and marketing office	March 2007

Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Marketing office	February 2008

Room 4, 6th Floor, No. 172 Changchun Road Taipei 104, Taiwan	Marketing office	July 2007

The Fairmont Dubai Hotel Building Office 1701, Sheikh Zayed Road Dubai, United Arab Emirates	Marketing office	February 2007

The Foundry, 4th Floor, Unit 1, Cardiff Road Green Point, South Africa 8001	Marketing office	August 2007

Westminster Tower 3 Albert Embankment London SE1 75P, United Kingdom	Administrative, operations and sales office	March 2010

Gammelbyved 2 Karise, Denmark 4653	Marketing office	Month-to-month

Vasteland 6 3011 BK Rotterdam, Netherlands	Administrative, operations and marketing office	Month-to-month

Niels Juels gate 11 B 0272 Oslo, Norway	Administrative, operations and marketing office	Month-to-month

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Avenida Libertad 798, Suite 301 Vina del Mar, Chile	Sales office	July 2006

Tucuman 373 Pis 3, 1049 CF Buenos Aires, Argentina	Sales office	August 2008

Yener Sok, Ayaz Apr No. 123, D-3 Erenkoy, Istanbul Turkey	Sales office	Month-to-month

34 ap.3, Georgiy Dimitrov Str 236000 Kaliningrad, Russia	Marketing office	Month-to-month

Bremer, 2, D-28816 Stuhr Bremen, Germany	Marketing office	May 2008

7 Priory Tech Park, Saxon Park, Saxon Way, Hessle, Hull East Yorkshire HU13 9PB, United Kingdom	Sales office	July 2015

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES—(Continued)

Location	Principal Use	Lease Expiration
Aviation Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations, and sales office	March 2013

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	February 2014

4995 East Anderson Avenue Fresno, CA 93727, USA	Administrative, operations and sales office	Month-to-month

238A Thompson Road #17-08 Novena Square Tower A, Singapore 307684	Administrative, operations and sales office	December 2006

Kingfisher House, Northwood Park, Gatwick Road Crawley, West Sussex, RH10 2XN, United Kingdom	Administrative, operations and sales office	December 2007

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Avenida Fuerza Aérea Mexicana No. 465 Colonia Federal, 15700 México, D.F.	Administrative, operations and sales office	Month-to-month

Slavjanskaya Business Center, 8th Floor Europe Square 2, Moscow 121059, Russian Federation	Administrative, operations and marketing office	Month-to-month

Calle 93B No. 11A-33, oficina 303 Bogota, Colombia	Administrative, operations and sales office	Month-to-month

Room 906, Building 113 Shaoyaojubeili, Chao Yang District Beijing, China	Administrative, operations and marketing office	Month-to-month

Item 3.	Legal Proceedings

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). One of our subsidiaries, Page Avjet Fuel Corporation, now known as Page Avjet Fuel Co., LLC (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the year ended December 31, 2005. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

Action Manufacturing Litigation

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the plaintiffs are seeking contribution from the various defendants toward the costs of remediating the site. Plaintiffs alleged that World Fuel was a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claimed that this transaction gave rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. World Fuel filed a motion to dismiss this action for lack of jurisdiction. In June 2005, World Fuel’s motion to dismiss was granted and all claims against World Fuel relating to this action were dismissed.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Ltd. (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of March 10, 2006, there were 229 shareholders of record of our common stock, and the closing price of our stock on the NYSE was $31.23. The following table sets forth, for each quarter in 2004 and 2005, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
Year ended December 31, 2004
First quarter	$18.37	$16.34
Second quarter	22.66	19.00
Third quarter	22.60	16.95
Fourth quarter	24.90	16.90

Year ended December 31, 2005
First quarter	$31.50	$23.46
Second quarter	32.82	23.25
Third quarter	35.63	22.68
Fourth quarter	37.05	29.16

Stock Splits

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. All references in this Form 10-K to number of shares and per share amounts reflect the stock split.

Issuance of Common Stock

In September 2005, we completed a public offering of 4.1 million shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Dividends

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2004 and 2005.

	Per Share Amount	Declaration Date	Record Date	Payment Date
Year ended December 31, 2004
First quarter	$0.0375	March 1, 2004	March 19, 2004	April 5, 2004
Second quarter	0.0375	June 1, 2004	June 18, 2004	July 6, 2004
Third quarter	0.0375	September 1, 2004	September 17, 2004	October 4, 2004
Fourth quarter	0.0375	December 1, 2004	December 17, 2004	January 4, 2005

Year ended December 31, 2005
First quarter	$0.0375	March 4, 2005	March 18, 2005	April 6, 2005
Second quarter	0.0375	June 3, 2005	June 17, 2005	July 6, 2005
Third quarter	0.0375	September 2, 2005	September 16, 2005	October 5, 2005
Fourth quarter	0.0375	December 2, 2005	December 16, 2005	January 4, 2006

Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the revolving credit facility agreement. For additional information regarding our revolving credit facility agreement, see Note 2 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On March 10, 2006, our Board of Directors approved a cash dividend of $0.0375 per share for each quarter in 2006.

Repurchase of Common Stock

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2005 (in thousands, except average price per share data):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
10/1/05-10/31/05	—	$—	—	$6,013
11/1/05-11/30/05	—	—	—	6,013
12/1/05-12/31/05	2	34.85	—	6,013

Total	2	$34.85	—	$6,013

The above shares were delivered to us from employees as payment for option exercise prices and withholding taxes upon vesting of restricted stock and exercise of options and are deemed repurchases of our common stock; however, these repurchases do not reduce the remaining authorized stock repurchases under the repurchase plan.

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our credit facility. As of December 31, 2005, we have remaining authorization to repurchase up to $6.0 million of our common stock under the repurchase programs. We did not repurchase any shares of our common stock under the stock repurchase programs during 2004 and 2005. For additional information regarding our stock repurchase programs, see Note 4 to the accompanying consolidated financial statements, included herein.

Item 6.	Selected Financial Data

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

	As of and for the Year ended March 31, 2002 (1)(2)	As of and for the Nine Months ended December 31, 2002 (1)	As of and for the Year ended December 31,
			2002 (1)(2)	2003	2004 (2)	2005
			(Unaudited)
Revenue	$1,369,392	$1,551,707	$1,904,365	$2,671,557	$5,654,373	$8,733,947
Cost of sales	1,293,568	1,488,587	1,820,538	2,570,434	5,524,417	8,555,283

Gross profit	75,824	63,120	83,827	101,123	129,956	178,664
Operating expenses (3)	54,626	49,036	63,688	73,491	91,984	122,044

Income from operations	21,198	14,084	20,139	27,632	37,972	56,620
Other income (expense), net (4)	1,869	(1,998)	(1,898)	490	(2,138)	(792)

Income from operations before income taxes	23,067	12,086	18,241	28,122	35,834	55,828
Provision for income taxes	5,947	1,934	3,948	5,809	6,969	15,475

	17,120	10,152	14,293	22,313	28,865	40,353
Minority interest in income of consolidated subsidiaries	136	105	140	152	306	744

Net income	$16,984	$10,047	$14,153	$22,161	$28,559	$39,609

Basic earnings per share:	$0.82	$0.48	$0.68	$1.04	$1.29	$1.67

Basic weighted average shares	20,762	20,936	20,898	21,234	22,104	23,700

Diluted earnings per share:	$0.80	$0.46	$0.65	$0.99	$1.22	$1.57

Diluted weighted average shares	21,292	21,800	21,790	22,338	23,454	25,214

Cash dividends declared per share	$0.20	$0.11	$0.15	$0.15	$0.15	$0.15

Cash and cash equivalents (5)	$58,172	$57,776		$76,256	$64,178	$133,284
Accounts and notes receivable, net	161,054	212,578		243,612	490,780	688,129
Total current assets	240,459	295,289		354,663	648,068	948,310
Total assets	285,243	344,996		400,850	712,171	1,014,001
Total current liabilities	160,294	212,016		246,595	466,985	635,556
Total long-term liabilities	7,633	4,198		4,537	56,683	25,098
Total stockholders’ equity (5)	117,316	128,782		149,718	188,503	353,347

(1)	In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the calendar year ended December 31, 2002, presented for comparison purposes, are unaudited. The 2002 calendar year results combined the audited results for the nine months ended December 31, 2002 and the unaudited results for the three months ended March 31, 2002.

(2)	We acquired the Oil Shipping group of companies in January 2002 and Tramp Oil in April 2004. These acquisitions were accounted for as purchases. Accordingly, the results of operations of these acquisitions were included with our results since their respective dates of acquisition.

(3)	In connection with the amortization of the unearned deferred compensation for restricted common stock, stock options and stock-settled stock appreciation rights granted to employees and non-employee directors over the minimum vesting period of each individual award, we recorded total share-based compensation cost, which was included in operating expenses, of $0.2 million for the year ended March 31, 2002, $0.4 million and $0.5 million for the nine months and year ended December 31, 2002, respectively, and $0.9 million, $1.7 million and $4.0 million for 2003, 2004 and 2005, respectively. Also included in operating expenses were executive severance charges of $4.5 million relating to the termination of employment of our former Chief Executive Officer, Chief Financial Officer, Chief Information Officer, and two other executives during the nine months and year ended December 31, 2002.

(4)

Included in other income (expense), net for the nine months and year ended December 31, 2002 was a charge of $1.6 million in connection with the settlement of the remaining balance due us from the sale of our oil-recycling segment. Also included in other income

(expense), net, was an insurance settlement recovery of $1.0 million relating to a product theft off the coast of Nigeria for the year ended March 31, 2002. We had previously recorded a product theft charge of $3.1 million during the year ended March 31, 2000.

(5)	In September 2005, we completed a public offering of 4.1 million shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6—Selected Financial Data,” and with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A—Risk Factors.”

Overview

We are engaged in the marketing and sale of marine and aviation fuel products and related services on a worldwide basis. In our marine segment, we offer marine fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced by our revenue and cost of sales increases year over year. However, our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit which is not directly correlated to the price of fuel. Therefore, in a period of increasing or decreasing oil prices, our revenue and cost of sales would increase or decrease proportionately but our gross profit may not be negatively or positively impacted by such price changes. As such, we believe that gross profit, rather than revenue, is the better indicator of our business performance.

In our marine segment, we purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. Profit from our aviation segment is directly related to the volume and the gross profit achieved on fuel sales. We do not act as brokers for our aviation segment. Our profitability in both segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, natural disasters such as the impact of Hurricane Katrina and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See “Item 1A—Risk Factors” of this Form 10-K.

In April 2004, we acquired Tramp Oil. This acquisition forms part of our marine segment and was accounted for as a purchase. Accordingly, the results of operations of this acquisition were included with our results since the date of acquisition. In December 2000, we entered into a joint venture agreement with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO. From January 1, 2001 to December 31, 2003, we used the equity method of accounting to record our share of the earnings and losses of this aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net income from this aviation joint venture. Effective January 1, 2004, with the implementation of FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Reportable Segments

We have two reportable operating segments: marine and aviation. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 7 to the accompanying consolidated financial statements included in this Form 10-K.

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

Accounts and Notes Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon a customer’s payment history and creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

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

If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A—Risk Factors” of this Form 10-K.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine and aviation fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at fair market value. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

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

For additional information on derivatives, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets of the acquired companies and the joint venture interest in PAFCO. We recorded identifiable intangible assets for customer relationships existing at the date of the acquisitions. Identifiable intangible assets are being amortized over their useful lives that range from five to seven years. We account for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively.

In accordance with SFAS No. 142, goodwill is reviewed annually at year end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit, which is the same as our reporting segment, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization methodologies.

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed, provided that: there is a persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured.

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

Results of Operations

2005 compared to 2004

Revenue. Our revenue for 2005 was $8.7 billion, an increase of $3.1 billion, or 54.5%, as compared to 2004. Our revenue during these periods was attributable to the following segments (in thousands):

	2004	2005	$ Change
Marine segment	$3,031,474	$4,467,695	$1,436,221
Aviation segment	2,622,899	4,266,252	1,643,353

Total	$5,654,373	$8,733,947	$3,079,574

Our marine segment contributed $4.5 billion in revenue for 2005, an increase of $1.4 billion, or 47.4%, over 2004. Of the total increase in marine revenue, $1.3 billion was due to a 42.3% increase in the average price per metric ton sold, due to higher world oil prices. The remaining revenue increase of $108.4 million pertained to increased business volume, primarily due to revenues of Tramp Oil, which are included for twelve months in 2005 compared with nine months in 2004, due to the acquisition having taken place in April 2004, as well as additional sales to new and existing customers.

Our aviation segment contributed $4.3 billion in revenue for 2005, an increase of $1.6 billion, or 62.7%, over 2004. Of the total increase in aviation segment revenue, $1.2 billion pertained to a 38.4% increase in the average price per gallon sold, due to higher world oil prices. The remaining increase of $460.5 million was due to increased sales volume. The increase in aviation segment sales volume was largely due to the growth in the fuel management business and additional sales to new and existing customers in our commercial business.

Gross Profit. Our gross profit for 2005 was $178.7 million, an increase of $48.7 million, or 37.5%, as compared to 2004. Our gross profit during these periods was attributable to the following segments (in thousands):

	2004	2005	$ Change
Marine segment	$63,148	$90,049	$26,901
Aviation segment	66,808	88,615	21,807

Total	$129,956	$178,664	$48,708

Our marine segment gross profit for 2005 was $90.0 million, an increase of $26.9 million, or 42.6%, as compared to 2004. Of the total increase in marine segment gross profit, approximately $26.0 million resulted from increased gross profit per metric ton, which reflects advantageous pricing due to favorable market conditions, and $1.8 million related to higher unit sales volume. Partially offsetting the increase was a $0.9 million negative impact on our gross profit related to our inventory hedging and price risk management programs.

Our aviation segment gross profit for 2005 was $88.6 million, an increase of $21.8 million, or 32.6%, as compared to 2004. Contributing to the total increase was $11.7 million related to an increase in the number of gallons sold, $9.9 million in higher gross profit per gallon sold and $0.2 million positive impact on our gross profit related to our inventory hedging and price risk management programs.

Operating Expenses. Total operating expenses for 2005 were $122.0 million, an increase of $30.1 million, or 32.7%, as compared to 2004. The following table sets forth our expense categories (in thousands):

	2004	2005	$ Change
Compensation and employee benefits	$58,634	$74,030	$15,396
Provision for bad debts	4,338	8,644	4,306
General and administrative	29,012	39,370	10,358

Total	$91,984	$122,044	$30,060

Of the total increase in operating expenses, $15.4 million was related to compensation and employee benefits, $4.3 million to provision for bad debts and $10.4 million to general and administrative expenses. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in the provision for bad debts was due, in part, to customers located in areas affected by Hurricane Katrina as well as a higher level of charge-offs of accounts receivable during 2005. The increase in general and administrative expenses reflects twelve months of expenses relating to Tramp Oil versus nine months in 2004, higher audit fees and infrastructure spending initiatives to support our global business primarily relating to the following expenses: business travel, office rent, employee recruitment expenses, legal fees and consulting fees.

Income from Operations. Our income from operations for 2005 was $56.6 million, an increase of $18.6 million, or 49.1%, as compared to 2004. Income from operations during these periods was attributable to the following segments (in thousands):

	2004	2005	$ Change
Marine segment	$23,270	$35,360	$12,090
Aviation segment	29,319	40,824	11,505

	52,589	76,184	23,595
Corporate overhead	(14,617)	(19,564)	(4,947)

Total	$37,972	$56,620	$18,648

The marine segment earned $35.4 million in income from operations for 2005, an increase of $12.1 million, or 52.0%, as compared to 2004. This increase resulted from approximately $26.9 million increase in gross profit, partially offset by the $14.8 million increase in operating expenses. The marine segment incurred increases in each of the operating expense categories of compensation and employee benefits, provision for bad debts and general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2005 as compared to 2004, see the above discussion on operating expenses.

The aviation segment income from operations was $40.8 million for 2005, an increase of $11.5 million, or 39.2%, as compared to 2004. This improvement was due to a $21.8 million increase in gross profit partially offset by an increase in operating expenses of $10.3 million. The aviation segment incurred increases in each of the operating expense categories of compensation and employee benefits, provision for bad debts and general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2005 as compared to 2004, see the above discussion on operating expenses.

Corporate overhead costs not charged to the business segments totaled $19.6 million for 2005, as compared to $14.6 million for 2004. The increase in corporate overhead costs was due to increases in compensation and employee benefits as well as an increase in general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2005 as compared to 2004, see the above discussion on operating expenses.

Other Expense and Income, net. During 2005, we reported $0.8 million in other expense, net, a decrease of $1.3 million, as compared to other expense, net, of $2.1 million for 2004. This net decrease was primarily related to an increase in interest income in 2005 associated with higher average invested cash balances and interest rates versus 2004, partially offset by higher net interest expense and other financing costs associated with our revolving credit facility.

Taxes. For 2005, our effective tax rate was 27.7%, based upon an income tax provision of $15.5 million, as compared to 19.4% and an income tax provision of $7.0 million for 2004. The increase in the effective tax rate for 2005 resulted primarily from our decision to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions contained in the American Jobs Creation Act of 2004. We recorded additional tax expense in 2005 of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings. This repatriation increased our effective tax rate for 2005 by approximately 5.1%. The remaining increase in the effective tax rate is due to profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates and return to provision adjustments for foreign income tax returns completed during 2005.

Net Income and Diluted Earnings per Share. Net income for 2005 was $39.6 million, an increase of $11.1 million, or 38.7%, as compared to 2004. Diluted earnings per share for 2005 was $1.57 per share, an increase of $0.35 per share, or 28.7%, as compared to 2004.

2004 compared to 2003

Revenue. Our revenue for 2004 was $5.7 billion, an increase of $3.0 billion, as compared to 2003. Our revenue during these periods was attributable to the following segments (in thousands):

	2003	2004	$ Change
Marine segment	$1,644,598	$3,031,474	$1,386,876
Aviation segment	1,026,959	2,622,899	1,595,940

Total	$2,671,557	$5,654,373	$2,982,816

Our marine segment contributed $3.0 billion in revenue for 2004, an increase of $1.4 billion, or 84.3%, over 2003. Of the total increase in marine revenue, $1.3 billion pertained to increased business volume, primarily due to the acquisition of Tramp Oil, as well as additional sales to new and existing customers. The remaining revenue increase of $134.4 million was due to a 6.8% increase in the average price per metric ton sold.

Our aviation segment contributed $2.6 billion in revenue for 2004, an increase of $1.6 billion over 2003. Increased volume in aviation contributed $970.0 million of the total increase in aviation revenue, with the remaining revenue increase of $626.0 million pertaining to a 30.4% increase in the average price per gallon sold. The increase in aviation sales volume was largely due to the growth in our fuel management business, new commercial business, and the consolidation of PAFCO, our aviation joint venture.

Gross Profit. Our gross profit for 2004 was $130.0 million, an increase of $28.8 million, or 28.5%, as compared to 2003. Our gross profit during these periods was attributable to the following segments (in thousands):

	2003	2004	$ Change
Marine segment	$48,747	$63,148	$14,401
Aviation segment	52,376	66,808	14,432

Total	$101,123	$129,956	$28,833

Our marine segment gross profit for 2004 was $63.1 million, an increase of $14.4 million, or 29.5%, as compared to 2003. Of the total increase in marine segment gross profit, $21.5 million related to higher unit sales volume and a $0.4 million positive impact on our gross profit related to our inventory derivative and price risk management programs. Partially offsetting was $5.4 million from lower gross profit per metric ton due to competitive pressures and a $2.1 million write-down in the fourth quarter of 2004 of fuel inventory associated with our exit from the Panamanian market, a market area we acquired as part of the Tramp Oil transaction.

Our aviation segment gross profit for 2004 was $66.8 million, an increase of $14.4 million, or 27.6%, as compared to 2003. Contributing to the total increase was $49.4 million related to an increase in the number of gallons sold and $0.1 million positive impact on our gross profit related to our inventory derivative program. Partially offsetting was $35.1 million in lower gross profit per gallon sold, which reflects growth in our low margin fuel management business.

Operating Expenses. Total operating expenses for 2004 were $92.0 million, an increase of $18.5 million, or 25.2%, as compared to 2003. The following table sets forth our expense categories (in thousands):

	2003	2004	$ Change
Compensation and employee benefits	$43,970	$58,634	$14,664
Provision for bad debts	6,281	4,338	(1,943)
General and administrative	23,240	29,012	5,772

Total	$73,491	$91,984	$18,493

Of the total increase in operating expenses, $14.7 million was related to compensation and employee benefits and $5.8 million to other operating expenses, partially offset by a decrease of approximately $1.9 million to the provision for bad debts. The overall increase in operating expenses for 2004 reflects the additional operating expenses of Tramp Oil and the overall higher operating costs associated with increased business activities. The increase in compensation and employee benefits was primarily due to new hires, the additional employees from Tramp Oil, and higher performance based incentive compensation. The increase in general and administrative expenses was primarily the result of the additional general and administrative expenses of Tramp Oil, higher business travel, in part due to the acquisition and integration of Tramp Oil, and higher professional fees and insurance. The decrease in the provision for bad debts for 2004 was primarily due to a shift of business in favor of higher credit quality, high volume commercial business, and the improvement in market conditions of our marine customers as well as the recording of bad debt expenses in 2003 relating to the write-off of receivables from two international airlines that filed for bankruptcy.

Income from Operations. Our income from operations for 2004 was $38.0 million, an increase of $10.3 million, or 37.4%, as compared to 2003. Income from operations during these periods was attributable to the following segments (in thousands):

	2003	2004	$ Change
Marine segment	$18,545	$23,270	$4,725
Aviation segment	22,103	29,319	7,216

	40,648	52,589	11,941
Corporate overhead	(13,016)	(14,617)	(1,601)

Total	$27,632	$37,972	$10,340

The marine segment earned $23.3 million in income from operations for 2004, an increase of $4.7 million, or 25.5%, as compared 2003. This increase resulted from approximately $14.4 million increase in gross profit, partially offset by a $9.7 million increase in operating expenses. The increase in marine segment operating expenses was attributable to compensation and employee benefits and general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2004 as compared to 2003, see the above discussion on operating expenses.

The aviation segment’s income from operations was $29.3 million for 2004, an increase of $7.2 million, or 32.6%, as compared to the 2003. This improvement was due to a $14.4 million increase in gross profit partially offset by an increase in operating expenses of $7.2 million. The increase in aviation segment operating expenses was attributable to compensation and employee benefits and general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2004 as compared to 2003, see the above discussion on operating expenses.

Corporate overhead costs not charged to the business segments totaled $14.6 million for 2004, as compared to $13.0 million for 2003. The increase in corporate overhead costs was primarily due to higher compensation and employee benefits as well as an increase in general and administrative expenses. For detailed explanations of the changes in total operating expenses for 2004 as compared to 2003, see the above discussion on operating expenses.

Other Income and Expense, net. During 2004, we reported $2.1 million in other expense, net, as compared to other income, net, of $0.5 million for 2003. This $2.6 million change was primarily due to the recognition of exchange losses relating to conversion into U.S. dollars of foreign currencies acquired in connection with the Tramp Oil acquisition, increased interest expense and other financing costs associated with our revolving credit facility and the effect of the consolidation of our PAFCO aviation joint venture.

Taxes. For 2004, our effective tax rate was 19.4%, for an income tax provision of $7.0 million, as compared to 20.7% and an income tax provision of $5.8 million for 2003. The lower tax rate resulted primarily from increased operating income in low tax foreign jurisdictions.

Net Income and Diluted Earnings per Share. Net income for 2004 was $28.6 million, an increase of $6.4 million, or 28.9%, as compared to 2003. Diluted earnings per share for 2004 was $1.22 per share, an increase of $0.23 per share, or 23.2%, as compared to 2003. Included in the results for 2004 was a charge of $0.8 million, or $0.04 per basic and diluted share, relating to the inventory write-down in the fourth quarter of 2004 associated with our exit from the Panamanian market, net of reduced performance based compensation and taxes.

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and short-term investments of $133.3 million as compared to $64.2 million at December 31, 2004. Additionally, at December 31, 2005, we had short-term investments of $10.0 million with duration of typically less than 30 days. Our primary use of cash, cash equivalents and short term investments, is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we have committed to an enterprise integration project which will result in a new company-wide information system conversion to support our business growth and complexity of global activities. The total capital expenditures related to this project are currently estimated to be $13.1 million of which $2.7 million was incurred in 2005 and the balance of $10.4 million is expected to be incurred in 2006. The estimated capital expenditures include capitalized internal resources in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. Outstanding borrowings under our revolving credit facility and our cash on had fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our revolving credit facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of December 31, 2005, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $34.4 million. The revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. Currently, we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of December 31, 2005, we had outstanding letters of credit of $6.7 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increase in interest rates. As of December 31, 2005, our weighted average interest rate on borrowing under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum.

Net cash used in operating activities totaled $4.0 million for 2005 as compared to $28.8 million for 2004. This positive change in cash flows from operating activities of $24.8 million was primarily due to an increase in our net income and changes in operating assets and liabilities primarily as a result of the timing of cash receipts from customers and cash payments to suppliers.

During 2005, net cash used in investing activities was $14.6 million compared to net cash provided by investing activities of $1.2 million for 2004. This $15.8 million negative change in cash flows from investing activities was due to $20.0 million purchase of short-term investments, $2.2 million increase in cash paid for capital expenditures and net cash received in April 2004 of $3.6 million as a result of the acquisition of Tramp Oil. Partially offsetting was $10.0 million proceeds from the sale of short-term investments.

For 2005, net cash provided in financing activities was $87.7 million as compared to $15.5 million for 2004. This positive change in cash flows from financing activities of $72.2 million was primarily due to net proceeds of $120.3 million from our public offering of shares, $19.0 million decrease in the repayment of borrowings under our revolving credit facility and the $35.3 million repayment of assumed bank loans and bank overdrafts from Tramp Oil in 2004. Partially offsetting was a $99.0 million decrease in the borrowings under our revolving credit facility and $3.3 million lower proceeds from exercise of stock options.

Working capital at December 31, 2005 was $312.8 million, representing an increase of $131.7 million from working capital at December 31, 2004. Our accounts and notes receivable amounted to $700.3 million at December 31, 2005 as compared to $502.1 million at December 31, 2004. The increase in accounts and notes receivable of $198.3 million was due to increases in fuel prices and sales volume. At December 31, 2005, the allowance for bad debts of $12.2 million increased by $0.9 million as compared to December 31, 2004.

Inventories of $35.8 million, at December 31, 2005, decreased $5.1 million from December 31, 2004. This decrease was entirely due to a decrease in our inventory levels since our inventory carrying cost per unit increased significantly from 2004 to 2005. As of December 31, 2005, prepaid expenses and other current assets increased $28.9 million primarily due to increases in receivables related to transaction taxes and derivative contracts, prepaid fuel and deferred tax assets.

Our current liabilities, other than short-term debt, increased $168.9 million primarily due to an increase in accounts payable related to increased fuel prices, an increase in payables related to derivatives, and an increase in accrued compensation expenses, partially offset by a decrease in customer deposits. Short-term and long-term debt decreased by $30.8 million, primarily due to net repayments of $30.0 million under our revolving credit facility.

Stockholders’ equity amounted to $353.3 million at December 31, 2005, as compared to $188.5 million at December 31, 2004. The increase in stockholders’ equity of $164.8 million was mainly due to net proceeds of $120.3 million from the public offering of our common stock and $39.6 million in earnings, $5.1 million in exercise of stock options and related income tax benefit, and $4.0 million amortization of unearned deferred compensation, partially offset by the declaration of dividends.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 2 and 5 in the notes to the consolidated financial statements in Item 15 of this Form 10-K.

Contractual Obligations

As of December 31, 2005, our scheduled maturities of debt, lease commitments under non-cancelable operating leases and the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$20,743	$737	$6	$20,000	$—
Operating lease obligations	12,590	3,126	4,168	3,156	2,140
Employment agreement obligations	17,589	10,325	6,060	1,204	—
Derivative obligations	22,128	22,128	—	—	—
Purchase obligations	227,061	227,061	—	—	—
Other long-term liabilities obligations	5,092	—	2,850	1,847	395

Total	$305,203	$263,377	$13,084	$26,207	$2,535

Derivatives. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K, for discussions of our derivatives.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2005, we had issued letters of credit of $41.1million under our revolving credit facility and credit line. For additional information on our revolving credit facility and credit line, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2005, we had $20.1 million in outstanding bonds.

Recent Accounting Pronouncements

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force issued Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 will cause inventory purchases and sales under buy/sell transactions, which were recorded gross as purchases and sales, to be treated as inventory exchanges in consolidated statements of income. We do not expect the affects of the adoption of EITF 04-13 will have a material impact on our results of operations or financial position.

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Share-Based Payment. In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment,” which was also renamed from “Accounting for Stock-Based Compensation.” Among other provisions, the revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation in the financial statements or disclosing the pro forma impact of share-based compensation on the statement of income in the notes to the financial statements. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X, which deferred the compliance date for the adoption of the revised statement to the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new rule, we intend to adopt the revised statement in the first quarter of 2006 using the modified prospective application method. As described in Note 1 to the accompanying consolidated financial statements included in this Form 10-K, we have recognized the fair value of share-based compensation in our financial statements for all share-based compensation granted since April 2002. Accordingly, we do not believe the adoption of the revised statement will have a material impact on our results of operations or financial position.

American Jobs Creation Act of 2004. In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. In the fourth quarter of 2005, we decided to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions contained in the Act. For 2005, we recorded additional tax expense of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings.

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption of SFAS No. 151 will have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine and aviation fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at fair market value. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

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

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. See below discussion on interest rate for additional information. As of December 31, 2005, we recorded unrealized net gain of $0.2 million on these cash flow hedges, which was included in accumulated other comprehensive income.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting is applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices offset based on the effectiveness of the hedge in the period in which the hedge is in effect. As of December 31, 2005, we recorded unrealized net loss of $0.1 million on these fair value hedges. During 2005, hedge ineffectiveness resulted in a realized net loss of $0.6 million.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine and aviation fuel and to offer our customers fuel pricing alternatives to meet their needs. These derivatives are in the form of swaps and fixed price purchase and sales contracts. In addition, non-designated derivatives are also entered into through the use of swaps in order to hedge foreign currency fluctuation. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. As of December 31, 2005, we recorded unrealized loss of $0.1 million.

As of December 31, 2005 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations (in thousands, except average underlying prices):

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
2006	Swap	Fair value	47		$277.40	$29
	Hedged Item	Fair value	47		256.48	(424)
	Swap	Non-designated	456		238.63	21,318
	Swap	Non-designated	1,180		274.03	(23,668)
	Swap	Non-designated	77		303.82	(554)
	Swap	Non-designated	802		285.27	2,839
	Futures	Fair value		7,434	1.78	70
	Hedged Item	Fair value		7,434	1.81	266
	Swap	Non-designated		106,157	0.89	4,422
	Swap	Non-designated		106,157	0.89	(4,421)
2007	Swap	Non-designated	3		147.32	414
	Swap	Non-designated	3		147.75	(414)

						$272

Interest Rate

Borrowings under our $220.0 million revolving credit facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2005, we had entered into interest rate protection arrangements, for the entire $20.0 million of borrowings under our revolving credit facility. As of December 31, 2005, our weighted average interest rate on borrowing under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum. Accordingly, our future earnings per share would not be impacted by any interest rate changes on the $20.0 million outstanding balance at December 31, 2005.

Foreign Currency

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily in Mexico, Colombia and the United Kingdom, payments to our aviation fuel suppliers and from some of our customers are denominated in local currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As of December 31, 2005, we had the following foreign currency purchase contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount	United States Currency Amount	Fair Value Asset (Liability)
January 2006	Non-designated	CLP 2,674,070	$5,213	$1
	Non-designated	EUR 55	66	—

				$1

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on any matter of accounting principles, accounting practices, or financial statement disclosure which have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the existence of the material weakness discussed below as of December 31, 2005. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment has identified that the following control deficiency:

As of December 31, 2005, we did not maintain effective controls over the accounting and financial reporting of our derivative program. Specifically, we did not maintain effective controls to ensure the accuracy, presentation and disclosure of our accounting for derivative instruments. This control deficiency resulted in an adjustment to the third quarter 2005 consolidated statements within cost of good sold, other comprehensive income, prepaid and other current assets and accrued expenses and other current liabilities. Additionally, this control deficiency could result in a misstatement of derivative instruments that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Status of Material Weakness Remediation

As of December 31, 2005, we did not remediate the aforementioned material weakness pertaining to the accuracy, presentation and disclosure of derivatives. This material weakness was first reported in our 2004 Annual Report on Form 10-K. In light of the material weakness described above, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. During the third quarter of 2005, we, with the assistance of an independent third party consultant, implemented various controls and improved documentation procedures over the accounting and financial reporting of our derivative program. In the fourth quarter of 2005, we made the decision to engage an international accounting firm with specialties in derivative accounting, to assist in implementing additional internal controls over the derivative program in the effort to remediate the material weakness. This firm began the engagement in January of 2006. Further, in the fourth quarter of 2005, we began the testing stage of our implementation of a derivative software application designed specifically to strengthen internal controls over financial reporting relating to the accounting for derivatives. In addition throughout the third and fourth quarters of 2005, we have improved the derivative knowledge base of all relevant personnel involved in front, middle and back offices related to derivatives.

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above under item “Status of Material Weakness Remediation,” there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended December 31, 2005.

Item 9B.	Other Information

Amendment to Code of Corporate Conduct & Ethics

On March 10, 2006, our Board of Directors approved a new Securities Trading Policy, which is incorporated by reference in our Code of Corporate Conduct & Ethics (“Code of Ethics”). Additionally, the equal opportunity statement in our Code of Ethics was amended to include a specific reference to sexual orientation. Our new Securities Trading Policy and Code of Ethics are available on our website at www.wfscorp.com under the section entitled “Corporate Governance.”

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth under the captions “Election of Directors,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Board of Directors—Compensation of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Compensation of Executive Officers – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm	36

(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2005	38

(iii)	Consolidated Statements of Income for 2003, 2004 and 2005	39

(iv)	Consolidated Statements of Stockholders’ Equity for 2003, 2004 and 2005	40

(v)	Consolidated Statements of Cash Flows for 2003, 2004 and 2005	41

(vi)	Notes to the Consolidated Financial Statements	43

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description

3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

4.1	1986 Employee Stock Option Plan is incorporated by reference to our Registration Statement on Form S-8 filed February 3, 1986.

4.2	1993 Non-Employee Directors Stock Option Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

4.3	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed August 17, 1998.

4.4	2001 Omnibus Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

10.1	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.2	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Employment Agreement, dated as of January 13, 2005, with Mr. Robert S. Tocci, Executive Vice President and Chief Financial Officer, is incorporated by reference to our Current Report on Form 8-K filed January 18, 2005.

Exhibit No.	Description

10.6	Employment Agreement, dated as of July 1, 2002, with Mr. Michael S. Clementi, President and Chief Operating Officer of World Fuel Services, Inc., is incorporated by reference to our Annual Report on Form 10-K/A filed May 9, 2005.

10.7	2003 Executive Incentive Plan is incorporated by reference to our Schedule 14A filed April 23, 2004.

10.8	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 19, 2003, between World Fuel Services Corporation, as the Company, the various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent, is incorporated by reference to our Annual Report on Form 10-K filed March 15, 2004.

10.9	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders, is incorporated by reference to our Quarterly Report on Form 10-Q filed May 6, 2004.

10.10	Second Amendment to Credit Agreement, dated as of September 29, 2004, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions named therein, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed October 5, 2004.

10.11	Third Amendment to Credit Agreement, dated as of May 26, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed June 1, 2005.

10.12	Fourth Amendment to Credit Agreement, dated as of August 9, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements and Annex A, is incorporated as by reference to our Quarterly Report on Form 10-Q filed August 9, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of World Fuel Services Corporation:

We have completed integrated audits of World Fuel Services Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of derivatives, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2005, the Company did not maintain effective controls over the accounting and financial reporting of our derivative program. Specifically, the Company did not maintain effective controls to ensure the accuracy, presentation and disclosure of our accounting for derivative instruments. This control deficiency resulted in an adjustment to the third quarter 2005 consolidated statements within cost of good sold, other comprehensive income, prepaid and other current assets and accrued expenses and other current liabilities. Additionally, this control deficiency could result in a misstatement of derivative instruments that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that World Fuel Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, World Fuel Services Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 16, 2006

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2004	2005
Assets:
Current assets:
Cash and cash equivalents	$64,178	$133,284
Short-term investments	—	10,000
Accounts and notes receivable, net	490,780	688,129
Inventories	40,901	35,802
Prepaid expenses and other current assets	52,209	81,095

Total current assets	648,068	948,310

Property and equipment, net	7,092	11,579
Goodwill	42,347	42,123
Identifiable intangible asset, net	7,486	6,038
Other assets	7,178	5,951

Total assets	$712,171	$1,014,001

Liabilities:
Current liabilities:
Short-term debt	$1,100	$737
Accounts payable	385,243	534,064
Customer deposits	36,476	23,776
Accrued expenses and other current liabilities	44,166	76,979

Total current liabilities	466,985	635,556

Long-term debt	50,467	20,006
Deferred compensation and other long-term liabilities	6,216	5,092

Total liabilities	523,668	660,654

Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 25,530,000 shares and 27,370,000 shares issued at December 31, 2004 and 2005, respectively	255	274
Capital in excess of par value	44,424	163,353
Retained earnings	159,496	195,494
Accumulated other comprehensive income	—	143
Unearned deferred compensation	(4,369)	(5,917)
Treasury stock, at cost; 2,684,000 shares at December 31, 2004	(11,303)	—

Total stockholders’ equity	188,503	353,347

Total liabilities and stockholders’ equity	$712,171	$1,014,001

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2003	2004	2005
Revenue	$2,671,557	$5,654,373	$8,733,947
Cost of sales	2,570,434	5,524,417	8,555,283

Gross profit	101,123	129,956	178,664

Operating expenses:
Compensation and employee benefits	43,970	58,634	74,030
Provision for bad debts	6,281	4,338	8,644
General and administrative	23,240	29,012	39,370

	73,491	91,984	122,044

Income from operations	27,632	37,972	56,620

Other income (expense), net:
Interest income	823	984	2,785
Interest expense and other financing costs	(600)	(2,631)	(3,430)
Other, net	267	(491)	(147)

	490	(2,138)	(792)

Income before taxes	28,122	35,834	55,828
Provision for income taxes	5,809	6,969	15,475

	22,313	28,865	40,353
Minority interest in income of consolidated subsidiaries	152	306	744

Net income	$22,161	$28,559	$39,609

Basic earnings per share	$1.04	$1.29	$1.67

Basic weighted average shares	21,234	22,104	23,700

Diluted earnings per share:	$0.99	$1.22	$1.57

Diluted weighted average shares	22,338	23,454	25,214

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2002	25,530	$255	$32,468	$115,386	$—	$(1,886)	4,142	$(17,441)	$128,782
Net income		—	—	22,161	—	—	—	—	22,161
Cash dividends declared		—	—	(3,232)	—	—	—	—	(3,232)
Issuance of restricted stock	—	—	388	—	—	(652)	(62)	264	—
Issuance of stock options	—	—	1,175	—	—	(1,175)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	—	925	—	—	925
Exercise of stock options, including income tax benefit of $196	—	—	388	—	—	—	(126)	534	922
Other	—	—	126	—	—	—	(8)	34	160

Balance at December 31, 2003	25,530	255	34,545	134,315	—	(2,788)	3,946	(16,609)	149,718
Net income	—	—	—	28,559	—	—	—	—	28,559
Cash dividends declared	—	—	—	(3,378)	—	—	—	—	(3,378)
Issuance of restricted stock	—	—	2,586	—	—	(3,249)	(158)	663	—
Issuance of stock options	—	—	164	—	—	(164)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	—	1,708	—	—	1,708
Exercise of stock options, including income tax benefit of $4,517	—	—	6,556	—	—	—	(1,080)	4,545	11,101
Other	—	—	573	—	—	124	(24)	98	795

Balance at December 31, 2004	25,530	255	44,424	159,496	—	(4,369)	2,684	(11,303)	188,503
Net income	—	—	—	39,609	—	—	—	—	39,609
Cash dividends declared	—	—	—	(3,611)	—	—	—	—	(3,611)
Issuance of restricted stock	5	—	1,914	—	—	(2,263)	(83)	349	—
Issuance of stock options and stock-settled stock appreciation rights	—	—	3,334	—	—	(3,334)	—	—	—
Amortization of unearned deferred compensation	—	—	—	—	—	3,976	—	—	3,976
Exercise of stock options, including income tax benefit of $2,380	10	—	3,604	—	—	—	(344)	1,452	5,056
Public offering of shares	4,112	41	120,221	—	—	—	—	—	120,262
Retirement of treasury shares	(2,254)	(22)	(9,467)	—	—	—	(2,254)	9,489	—
Other	(33)	—	(677)	—	143	73	(3)	13	(448)

Balance at December 31, 2005	27,370	$274	$163,353	$195,494	$143	$(5,917)	—	$—	$353,347

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$22,161	$28,559	$39,609

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	6,281	4,338	8,644
Depreciation and amortization	3,830	3,596	3,826
Inventory write-down associated with the exiting of the Panamanian market	—	2,134	—
Deferred income tax provision (benefit)	3,240	661	(1,446)
Earnings from aviation joint ventures, net	(493)	—	—
Goodwill impairment	—	—	528
Software write-down	—	—	605
Share-based compensation charges	925	1,708	3,976
Other non-cash operating charges	360	362	740
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(37,315)	(156,141)	(206,297)
Inventories	(11,796)	(18,293)	4,942
Prepaid expenses and other current assets	2,477	(31,413)	(22,435)
Other assets	67	(14)	(1,255)
Accounts payable	35,330	91,651	148,822
Customer deposits	1,056	29,486	(12,700)
Accrued expenses and other current liabilities	(734)	10,899	29,829
Deferred compensation and other long-term liabilities	1,341	3,682	(1,414)

Total adjustments	4,569	(57,344)	(43,635)

Net cash provided by (used in) operating activities	26,730	(28,785)	(4,026)

Cash flows from investing activities:
Capital expenditures	(3,267)	(2,398)	(4,615)
Acquisition of business, net	—	3,587	—
Purchase of short-term investments	—	—	(20,000)
Proceeds from the sale of short-term investments	—	—	10,000

Net cash (used in) provided by investing activities	(3,267)	1,189	(14,615)

Cash flows from financing activities:
Dividends paid on common stock	(3,182)	(3,350)	(3,440)
Borrowings under revolving credit facility	32,000	285,000	186,000
Repayments under revolving credit facility	(32,000)	(235,000)	(216,000)
Repayment of promissory notes	(2,527)	(2,100)	(1,100)
Proceeds from exercise of stock options	726	6,315	3,033
Proceeds from sale of equity shares, net of expenses	—	—	120,262
Repayment of debt assumed from acquired business	—	(35,347)	—
Payment of employee withholding taxes related to share-based awards	—	—	(1,234)
Other	—	—	226

Net cash (used in) provided by financing activities	(4,983)	15,518	87,747

Net increase (decrease) in cash and cash equivalents	18,480	(12,078)	69,106
Cash and cash equivalents, at beginning of period	57,776	76,256	64,178

Cash and cash equivalents, at end of period	$76,256	$64,178	$133,284

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$404	$1,668	$1,877

Income taxes	$6,155	$8,786	$11,738

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

We paid cash and issued equity securities in connection with the acquisition of Tramp Oil in 2004, which was accounted for under the purchase method. There were no acquisitions during 2003 or 2005. The following reconciles the fair values of the assets acquired, liabilities assumed, and the equity securities issued with net cash received related to the acquisition of Tramp Oil in 2004:

2004
Accounts receivable	$(97,603)
Inventories	(9,895)
Prepaid expenses and other current assets	(554)
Property and equipment	(149)
Identifiable intangible assets	(7,560)
Goodwill	(5,487)
Assumed short-term debt	35,347
Accounts payable	79,647
Customer deposits	670
Accrued expenses and other current liabilities	8,418
Equity securities issued	753

Cash received	$3,587

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid of $0.9 million and $1.0 million are included in accrued expenses and other current liabilities as of December 31, 2004 and 2005, respectively.

During 2005, we had capital expenditures of approximately $2.8 million which were included in accrued expenses and other current liabilities as of December 31, 2005.

In connection with the granting of share-based awards, we recorded unearned deferred compensation, based on the fair value, of $1.8 million, $3.4 million and $5.5 million for 2003, 2004 and 2005, respectively, in stockholders’ equity.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Recent Acquisitions and Significant Accounting Policies

Nature of Business

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of used fuel and related products. In 1986, we diversified our operations by entering the aviation segment. In 1995, we entered the marine segment, by acquiring the Trans-Tec group of companies.

We are engaged in the marketing and sale of marine and aviation fuel products and related services on a worldwide basis. In our marine segment, we offer marine fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Recent Acquisitions

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our marine segment. The aggregate purchase price for the THL Shares and the TGL Shares was approximately $86.1 million, including acquisition costs of approximately $1.2 million. The aggregate purchase price consisted of $85.4 million in cash and $0.8 million in the form of restricted common stock, representing approximately 38 thousand shares and valued using the market value of our common stock on the acquisition date. The acquisition of Tramp Oil, which primarily offers fuel and fuel services, was accounted for under the purchase method. Accordingly, the operations of Tramp Oil have been included in our operating results since April 2004. At acquisition date, we identified an intangible asset relating to customer relations of $7.6 million, which is being amortized over seven years using the straight-line method. In April 2005, we finalized the purchase price allocation with a reduction in the fair value of the acquired net assets and a related increase in goodwill of $0.3 million. Goodwill, representing the cost in excess of the fair value of assets acquired and liabilities assumed for this acquisition, amounted to $5.8 million. Included in the fair value of assets acquired was approximately $90.0 million in cash, accordingly, the acquisition of Tramp Oil resulted in a net cash inflow of approximately $3.6 million.

The following presents the unaudited pro forma results of 2004 as if the Tramp Oil acquisition had been completed as of January 1, 2004 (in thousands, except per share data):

2004
(Pro Forma)
Revenue	$5,912,875

Net income	$27,822

Basic earnings per share	$1.26

Diluted earnings per share	$1.19

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma results of operations for 2004 reflect Tramp Oil’s net loss of $0.7 million for the three months ended March 31, 2004, which includes the recording of charges incurred by Tramp Oil in connection with the sale of the company.

Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include our accounts and those of our majority owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits.

Our wholly-owned subsidiary, Marine Energy Arabia Establishment Ltd., a British Virgin Islands (“BVI”) corporation, owns 49% of Marine Energy Arabia Co, LLC, a United Arab Emirates (“Dubai”) corporation. In accordance with local laws, the Dubai entity is 51% owned by a Dubai citizen, referred to as a Sponsor. The Dubai company, pursuant to a management contract, is required to pay for the staff and administrative support provided by the BVI entity. Our BVI subsidiary has entered into various agreements with the Dubai Sponsor to prevent an unauthorized ownership transfer and to effectively grant majority control of the Dubai entity to our BVI subsidiary. Accordingly, the financial position and operations of the Dubai entity have been included in our consolidated financial statements.

Prior to January 2004, we used the equity method of accounting to record our share of the earnings and losses of our PAFCO aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from the aviation joint venture. Effective January 1, 2004, with the implementation of the Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (“FIN No. 46”), we consolidate PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits.

Cash and Cash Equivalents

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid securities typically having a maturity date of three months or less at the date of acquisition. These securities are carried at cost, which approximates market value, and are classified as cash equivalents. Our cash equivalents consist principally of bank repurchase agreements, bank money market accounts, bank time deposits, and investment grade commercial paper.

Short-term Investments

Our short-term investments are carried at cost, which approximates market value, and consist of auction rate securities. These securities are classified as available-for-sale, short-term investments based upon their expected auction date (generally less than 30 days) rather than on their contractual obligation (which are greater than one year at original issuance).

Accounts and Notes Receivable and Allowance for Bad Debts

Credit extension, monitoring and collection are performed by each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We had accounts and notes receivable of $490.8 million and $688.1 million, net of allowance for bad debts of $11.3 million and $12.2 million, as of December 31, 2004 and 2005, respectively. Accounts and notes receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debts (in thousands):

	2003	2004	2005
Balance at beginning of period	$11,112	$10,538	$11,277
Charges to provision for bad debts	6,281	4,338	8,644
Write-off of uncollectible accounts receivable	(6,924)	(3,683)	(7,822)
Recoveries of bad debts	69	84	110

Balance at end of period	$10,538	$11,277	$12,209

Inventories

Inventories are valued using average cost and are stated at the lower of cost or market. Components of inventory cost include fuel purchase costs, the related transportation costs and storage fees.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine and aviation fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at fair market value. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. As of December 31, 2005, we recorded unrealized net gain of $0.2 million on these cash flow hedges, which was included in accumulated other comprehensive income.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting is applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices offset based on the effectiveness of the hedge in the period in which the hedge is in effect. As of December 31, 2005, we recorded unrealized net loss of $0.1 million on these fair value hedges. During 2005, hedge ineffectiveness resulted in a realized net loss of $0.6 million.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine and aviation fuel and to offer our customers fuel pricing alternatives to meet their needs. These derivatives are in the form of swaps and fixed price purchase and sales contracts. In addition, non-designated derivatives are also entered into through the use of swaps in order to hedge foreign currency fluctuation. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. As of December 31, 2005, we recorded unrealized loss of $0.1 million.

As of December 31, 2005 we had the following commodity related derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations (in thousands, except average underlying prices):

Settlement Period	Derivative Instrument	Hedge Strategy	Notional Amount		Average Underlying Prices	Fair Value Asset (Liability)
			Marine (metric tons)	Aviation (gallons)
2006	Swap	Fair value	47		$277.40	$29
	Hedged Item	Fair value	47		256.48	(424)
	Swap	Non-designated	456		238.63	21,318
	Swap	Non-designated	1,180		274.03	(23,668)
	Swap	Non-designated	77		303.82	(554)
	Swap	Non-designated	802		285.27	2,839
	Futures	Fair value		7,434	1.78	70
	Hedged Item	Fair value		7,434	1.81	266
	Swap	Non-designated		106,157	0.89	4,422
	Swap	Non-designated		106,157	0.89	(4,421)
2007	Swap	Non-designated	3		147.32	414
	Swap	Non-designated	3		147.75	(414)

						$272

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated Useful Lives
	2004	2005
Leasehold improvements	$2,577	$3,649	5 - 10 years
Office equipment, furniture, computer equipment and software	16,637	22,080	3 - 7 years

	19,214	25,729
Accumulated depreciation and amortization	(12,122)	(14,150)

	$7,092	$11,579

Costs of major additions and improvements, including appropriate interest, are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Computer software costs, including system and website development costs, are accounted for under Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs.” SOP 98-1 established criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. EITF Issue No. 00-2 states that the accounting for specific web site development costs should be based on a model consistent with SOP 98-1. Also included in capitalized computer software costs are software development in progress costs of $1.1 million and $4.0 million as of December 31, 2004 and 2005. Amortization of these costs will begin when the software is developed and placed in service.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of net assets of the acquired companies and the joint venture interest in PAFCO amounted to $42.3 million and $42.1 million at December 31, 2004 and 2005, respectively. We recorded identifiable intangible assets for customer relationships existing at the date of the acquisitions. Identifiable intangible assets are being amortized over their useful lives that range from five to seven years. Identifiable intangible assets were $7.5 million and $6.0 million, net of accumulated amortization of $1.9 million and $3.4 million at December 31, 2004 and 2005, respectively. We account for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other provisions, SFAS No. 142 states that goodwill shall not be amortized prospectively.

In accordance with SFAS No. 142, goodwill is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the fair value of a reporting unit, which is the same as our reporting segment, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodologies. Based on results of these comparisons as of December 31, 2005, goodwill in each of our reporting units is not considered impaired. However, in the fourth quarter of 2005, we identified and wrote-off a specific impairment of goodwill of $0.5 million related to the entire goodwill originally recorded on a 2001 acquisition of a software development company. The specific goodwill impairment was due to the loss of intellectual capital that was attributable to the complete turnover of developers and related personnel, effectively depleting any value of the acquired software development company.

In April 2005, we finalized the purchase price allocation of the Tramp Oil acquisition resulting in our recording an additional $0.3 million of goodwill.

We recorded amortization of our identifiable intangible assets of $0.4 million, $1.2 million and approximately $1.5 million for 2003, 2004 and 2005, respectively. The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2006	$1,448
2007	1,080
2008	1,080
2009	1,080
2010	1,080
Thereafter	270

$6,038

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed, provided that: there is a persuasive evidence of an arrangement, the sales price is fixed or determinable and collectibility is reasonably assured.

Share-Based Compensation

In April 2002, we adopted the fair value accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” to account for the granting of stock options and stock-settled stock appreciation rights (“SSARs”), to our employees and non-employee directors using the prospective method. The fair value of stock options and SSARs at grant date are recorded as unearned deferred compensation in stockholders’ equity and amortized to compensation expense on a straight-line basis over the minimum vesting period for both graded and cliff vesting awards. For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for such stock options when the exercise price was at or above market price of our common stock on the date of grant.

The fair value of restricted common stock granted is based on the market value of our common stock on the date of grant and is recorded as unearned deferred compensation and is being amortized to compensation expense on a straight-line basis over the minimum vesting period for both graded and cliff vesting awards. The weighted average fair value of the restricted stock granted and issued to employees was $10.38 per share, $20.63 per share and $25.43 per share for 2003, 2004 and 2005, respectively.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option and SSARs granted was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average fair value of the stock options and SSARs granted for each of the following periods and the related weighted average assumptions:

	2003	2004	2005
Fair-value of stock option and SSARs (per share)	$2.25	$3.91	$7.61
Expected life (in years)	3.0	1.6	4.6
Dividend yields	1.4%	1.6%	0.6%
Risk-free interest rates	2.0%	2.0%	3.9%
Volatility	20.0%	20.0%	30.7%

The following table reflects per share net income and earnings per share if the fair value accounting method had been applied to all outstanding share-based awards in each period (in thousands, except earnings per share data):

	2003	2004	2005
Net income:
Net income, as reported	$22,161	$28,559	$39,609
Add: Share-based compensation for employee and non-employee directors included in reported net income, net of related tax effects	569	1,050	2,445
Deduct: Total share-based compensation for employee and non-employee directors determined under fair value accounting for all share-based awards, net of related tax effects	(636)	(1,079)	(2,445)

Pro forma net income	$22,094	$28,530	$39,609

Basic earnings per share:
As reported	$1.04	$1.29	$1.67

Pro forma	$1.04	$1.29	$1.67

Diluted earnings per share:
As reported	$0.99	$1.22	$1.57

Pro forma	$0.99	$1.22	$1.57

As of December 31, 2005, our unearned deferred compensation related to non-vested award was $5.9 million, which will be recognized as compensation expense as follows: $3.6 million, $2.0 million and $0.3 million for 2006, 2007 and 2008, respectively.

Foreign Currency

Our primary functional currency is the U.S. dollar, which also serves as our reporting currency. Our foreign entities translate their monetary assets and liabilities, denominated in foreign currencies, at fiscal year-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the year, except for depreciation which was translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of foreign entities’ assets, liabilities, income, and expense are included in other, net in the accompanying consolidated statements of income in the period incurred. Realized

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency exchange gains and losses on transactions are included in other, net in the accompanying consolidated statements of income, in the period incurred.

The following table identifies the unrealized and realized foreign currency gains and losses included in other, net in the accompanying consolidated statements of income (in thousands):

	2003	2004	2005
Unrealized foreign currency (losses) gains, net	$(592)	$(542)	$1,173

Realized foreign currency gains (losses), net	$70	$(84)	$(1,347)

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. As of and for the year ended December 31, 2005, we recorded a valuation allowance of $0.8 million to reduce the value of US foreign tax credit carryforwards to the estimated realizable amount.

Comprehensive Income

The only item affecting OCI relates to qualifying cash flow hedges related to derivatives. The following reconciles our reported net income with comprehensive income for all periods presented (in thousands):

	2003	2004	2005
Net income, as reported	$22,161	$28,559	$39,609
Net unrealized income on qualifying cash flow hedges, net of income tax provision of $90 for 2005	—	—	143

Comprehensive income	$22,161	$28,559	$39,752

Stock Split

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. In connection with the stock split, on January 31, 2005, our Board of Directors approved an increase in World Fuel’s authorized common stock from 25 million shares to 50 million shares. Stockholders’ equity has been adjusted to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from capital in excess of par value to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding,

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock equivalents arising out of non-employee stock options, employee director stock options, SSARs, stock units, warrants and non-vested restricted common stock.

Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	2003	2004	2005
Basic weighted average shares	21,234	22,104	23,700
Common stock equivalents	828	958	1,050
Restricted non-vested stock weighted average shares	276	392	464

Diluted weighted average shares used in the calculation of diluted earnings per share	22,338	23,454	25,214

Weighted average shares subject to stock options,
SSARs, stock units and warrants included in the determination of common stock equivalents for the calculation of diluted earnings per share	2,866	2,574	2,455

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	314	42	—

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions based on historical experience and other relevant facts and circumstances. Accordingly, actual results could differ from estimated amounts.

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

Our long-term debt primarily consists of our borrowings under the revolving credit facility, which bears interest at floating market interest rates. Accordingly, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current year’s presentation.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force issued Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 will cause inventory purchases and sales under buy/sell transactions, which were recorded gross as purchases and sales, to be treated as inventory exchanges in consolidated statements of income. We do not expect the affects of the adoption of EITF 04-13 will have a material impact on our results of operations or financial position.

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Share-Based Payment. In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment,” which was also renamed from “Accounting for Stock-Based Compensation.” Among other provisions, the revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation in the financial statements or disclosing the pro forma impact of share-based compensation on the statement of income in the notes to the financial statements. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X, which deferred the compliance date for the adoption of the revised statement to the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new rule, we intend to adopt the revised statement in the first quarter of 2006 using the modified prospective application method. As described above in Share-Based Compensation, we have recognized the fair value of share-based compensation in our financial statements for all share-based compensation granted since April 2002. Accordingly, we do not believe the adoption of the revised statement will have a material impact on our results of operations or financial position.

American Jobs Creation Act of 2004. In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP No. 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, “Accounting for Income Taxes,” which typically requires the effect of a new tax law to be recorded in the period of enactment. In the fourth quarter of 2005, we decided to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions contained in the Act. For 2005, we recorded additional tax expense of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings.

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption of SFAS No. 151 will have a material impact on our results of operations or financial position.

2. Debt

In August 2005, our $150 million revolving credit facility was amended to, among other things: 1) increase available borrowings under the credit facility to $200.0 million, 2) provide us with the right to request increases in available borrowings up to an additional $50.0 million, subject to the approval of the administrative agent, 3) increase the sublimit for the issuance of letters of credit to $100.0 million, and 4) modify certain financial covenants. Immediately following the entering into of the amendment of the revolving credit facility, the administrative agent approved a request by us to increase available borrowings under the credit facility by an additional $20.0 million to $220.0 million. With the completion of the September 2005 equity offering (see Note 4), certain fees and borrowing costs under the credit facility were reduced and the expiration date of the revolving credit facility was extended to December 19, 2010 from December 19, 2006, as provided for in the amendment described above.

Available borrowings under our revolving credit facility are reduced by the amount of outstanding letters of credit. Outstanding borrowings under our revolving credit facility totaled $50.0 million and $20.0 million at December 31, 2004 and 2005, respectively. Our issued letters of credit, as of December 31, 2004 and 2005, totaled $28.4 million and $34.4 million, respectively. Our average daily outstanding borrowings were $26.7 million and $36.9 million during 2004 and 2005 and the maximum borrowings were $75.0 million and $90.0 million during 2004 and 2005, respectively. As defined in the credit facility, borrowings under our revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.00% to 1.75% for LIBOR Rate loans. The unused portion of our revolving credit facility are subject to fees (“Non-Use Fees”) ranging from 0.25% to 0.375%. Letters of credit issued under our revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.00% to 1.75%. Interest, Non-Use Fees and L/C Fees are payable quarterly and at maturity in arrears. As of December 31, 2004, our weighted average interest rate on borrowings under the revolving credit facility was 4.3% per annum. In March 2005, we entered into two interest rate protection arrangements, for $20.0 million of borrowings under our revolving credit facility, which represents our entire borrowings at December 31, 2005. The interest rate protection arrangements expire equally in March and April 2008. As of December 31, 2005, our weighted average interest rate on borrowing under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum.

Our revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. Currently, we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of December 31, 2004 and 2005, we had outstanding letters of credit of $8.6 million and $6.7 million, respectively, under this credit line.

Substantially all of the letters of credit issued under our revolving credit facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2004	2005
Borrowings under syndicated revolving credit facility	$50,000	$20,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $33 at December 31, 2004	467	500
Non-interest bearing promissory note of $3.3 million, payable annually through January 2005	1,100	—
Other	—	243

Total debt	$51,567	$20,743

Short-term debt	$1,100	$737

Long-term debt	$50,467	$20,006

As of December 31, 2005, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2006	$737
2007	6
2010	20,000

$20,743

3. Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2003	2004	2005
United States	$(6,335)	$(1,329)	$(1,339)
Foreign	34,457	37,163	57,167

	$28,122	$35,834	$55,828

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) related to operating income consist of the following components (in thousands):

	2003	2004	2005
Current:
U.S. federal statutory tax rate	$(1,752)	$465	$2,937
State	356	668	1,311
Foreign	3,965	5,175	10,522

	2,569	6,308	14,770

Deferred:
U.S. federal statutory tax rate	1,916	83	890
State	(365)	(388)	(94)
Foreign	1,689	966	(91)

	3,240	661	705

Total	$5,809	$6,969	$15,475

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2003	2004	2005
U.S. federal statutory tax rate	34.0%	34.0%	35.0%
Foreign earnings, net of foreign taxes	(12.8)	(14.8)	(14.4)
Foreign dividend repatriation	—	—	5.1
State income taxes, net of U.S. federal income tax benefit	0.6	0.2	1.0
Net operating loss	(0.4)	—	—
Income tax credits	(0.9)	—	0.9
Other permanent differences	0.2	—	0.1

Effective income tax rate	20.7%	19.4%	27.7%

The American Jobs Creation Act of 2004 (the “Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During 2005, our Chief Executive Officer (“CEO”) approved a domestic reinvestment plan, under which we repatriated $40.0 million in earnings outside the U.S. pursuant to the Act. This plan was ratified by our Board of Directors in March 2006. We recorded additional tax expense in 2005 of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings. This repatriation increased our effective tax rate for 2005 by approximately 5.1%. The majority of this increase, 3.7%, represents the effective tax rate increase for our repatriation of prior years’ permanently reinvested earnings.

As of December 31, 2004 and 2005, we had approximately $116.9 million and $127.4 million, respectively, of earnings attributable to foreign subsidiaries for which no provisions have been recorded for U.S. income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated to the U.S. tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of U.S. income taxes payable in the event all such foreign earnings are repatriated.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2004	2005
Excess of provision for bad debts over charge-offs	$3,040	$2,783
Net operating loss	5,036	3,721
Income tax credits	1,346	1,133
Excess of tax over financial reporting for depreciation of fixed assets	95	148
Excess of tax over financial reporting amortization of identifiable intangibles and goodwill	(2,799)	(3,104)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,711	6,635
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,784	3,161
Accrued revenue	(644)	(697)

	11,569	13,780
Valuation allowance	—	(765)

Total deferred income tax assets, net	$11,569	$13,015

Deferred income tax assets, current	$4,740	$8,688

Deferred income tax assets, non-current	$6,829	$4,347

In the accompanying balance sheets, the current deferred income tax assets are included in prepaid expenses and other current assets, and the non-current income tax assets are included in other assets. The income tax credits of $1.3 million and $1.1 million at December 31, 2004 and 2005, respectively, are comprised of the following: foreign tax credit (“FTC”) carryforward of $1.0 million and $0.8 million at December 31, 2004 and 2005, respectively, and an alternative minimum tax (“AMT”) credit carryforward of $0.3 million at December 31, 2004 and 2005. The FTC carryforwards will expire in 2014, if unused, and the AMT credit carries forward indefinitely. As of and for the year ended December 31, 2005, we recorded a valuation allowance of $0.8 million to reduce the value of FTC carryforwards to the estimated realizable amount.

As of December 31, 2005, we have U.S. federal, state and foreign net operating losses (“NOLs”) of approximately $9.0 million, $9.0 million and $0.3 million, respectively. These losses, if unused, will start to expire, in varying amounts, after 2024 for U.S. federal NOLs and 2015 for state NOLs. The foreign NOL has an indefinite carryover. As of December 31, 2004, we had U.S. federal, state and foreign NOLs of $11.6 million, $8.6 million and $0.3 million, respectively.

We recorded income tax benefits of $0.2 million, $4.5 million and $2.4 million related to employee stock compensation transactions during the years ended December 31, 2003, 2004 and 2005, respectively. Such benefits were credited to capital in excess of par value.

Tax Contingencies

We are subject to U.S. income tax laws as well as the laws of states, municipalities and various foreign jurisdictions in which we operate. As these tax laws are complex, we have recorded reserves for certain tax contingencies when needed in accordance with SFAS No. 5, “Accounting for Contingencies,” based on the likelihood of the obligation. These reserves involve judgment, interpretation and estimation based upon statutes,

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rules, regulations, court cases and other available information and are continuously monitored by management. Management believes the tax contingencies are reasonable although the amounts may change in the future based upon our review and new information. The ultimate resolution of any tax contingency item may be more or less than the amount we have recorded.

4. Stockholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for 2003, 2004 and 2005. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the credit facility agreement.

Issuance of Common Stock

In September 2005, we completed a public offering of 4.1 million shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Common Stock Grants

Pursuant to a stock grant program for our non-employee directors, each non-employee director receives an annual stock grant of two thousand shares of our common stock. In 2003, we adopted a Stock Deferral Plan for non-employee directors to provide for the deferral of the stock grants. Each non-employee director may elect to have his or her annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by us, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant’s termination of service as our director for any reason, or upon a change of control, the participant receives a number of shares of common stock equal to the number of stock units credited to his account.

The value of stock and stock units issued to non-employee directors are based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors are included as capital in excess of par value in stockholders’ equity.

We issued to our non-employee directors an aggregate of eight thousand shares of our common stock in 2003 and 2004 and six thousand shares of our common stock in 2005. In 2003, 2004 and 2005, we granted an aggregate of six thousand shares of stock units to our non-employee directors. As of December 31, 2004 and 2005, we had issued approximately 12 thousand and 18 thousand stock units, respectively, with an aggregate value of approximately $0.2 million and $0.4 million, respectively, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our credit agreement. The following summarizes the status of our stock repurchase programs at December 31, 2005 (in thousands, except average price per share data):

	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
Repurchase Programs		Shares	Aggregate Cost	Average Price per Share
August 1998	$6,000	1,232	$6,000	$4.87	$—
January 2000	10,000	2,782	10,000	3.59	—
September 2000	10,000	736	3,987	5.42	6,013

		4,750	$19,987

In August 2005, our Board of Directors approved the retirement of all of the outstanding shares of our common stock owned by us and held as treasury stock. As a result, we retired approximately 2.3 million shares of our common stock which eliminated the treasury stock balance with an offsetting reduction in common stock and capital in excess of par value in the accompanying consolidated balance sheets. The retired shares will constitute authorized but unissued shares of common stock.

Share-Based Payment Plans

In 1986, our shareholders approved the 1986 Employee Stock Option Plan (the “1986 Plan”), as amended. The 1986 Plan expired in 1996. Options granted under the 1986 Plan, but not yet exercised, survive the 1986 Plan until the options expire. In 2005, the last remaining outstanding options were exercised.

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”). The Directors Plan permits the issuance of options to purchase up to an aggregate of 0.5 million shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock. Also, shares delivered to us from non-employee directors as payment for option exercise prices and related withholding taxes are added to the maximum amount of shares that may be issued under the plan. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase 10 thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase 10 thousand shares each year that the individual is re-elected. Options granted are fully exercisable upon grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at December 31, 2005 under the Directors Plan expire between August 2006 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at December 31, 2005 under the 1996 Plan expire between January 2008 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and its purpose is to recruit, reward, and motivate all executives and key employees to work as a team to achieve our corporate goal of

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximizing shareholder return, and to permit the Compensation Committee to use a broader range of stock incentives, such as stock appreciation rights, performance share awards and restricted stock, as well as non-stock performance awards, to motivate executives and key employees.

A total of 1.0 million shares of Common Stock were originally reserved for issuance under the 2001 Plan. Additional shares of Common Stock that may be granted under the 2001 Plan include any shares that are available for future grant under any of our prior stock option plans, and any stock or options granted under the 2001 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, pursuant to the 2001 Plan and upon our Board of Directors’ authorization in January 2002, any shares of Common Stock that are reacquired by us in the open market or in private transactions after the effective date of the 2001 Plan, were added to the limitation on the total shares which may be issued under the 2001 Plan. Subsequently, in April 2005, our Board of Directors amended the Plan to provide that shares repurchased by us would not be added to the maximum amount of shares that may be issued under the plan, however, shares delivered to us from employees as payment for option exercise prices and withholding taxes due upon vesting of restricted stock and exercise of options are added to the maximum amount of shares that may be issued under the plan. The total number of shares of Common Stock that was reacquired by us and added to the limitation on the shares which may be issued under the 2001 Plan was approximately 0.5 million shares. Then, in May 2004, our shareholders approved amendments to reserve an additional 1.2 million shares of Common Stock for issuance under the plan and to extend the expiration date of the 2001 Plan for five years, or until May 2009.

As of December 31, 2005, the aggregate limit on the shares of common stock which may be issued under the 2001 Plan was approximately 2.9 million shares, of which approximately 1.2 million shares and 0.4 million shares are subject to options and SSARs already issued, respectively, and an additional 0.5 million shares have been issued as restricted common stock grants.

The provisions of the 2001 Plan authorize the grant of common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other share or non-share-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items are outstanding; provided, however, that no awards may be granted under the 2001 Plan after May 2009. The term and vesting period of awards granted under the 2001 Plan are established on a per grant basis, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Under the 2001 Plan, at December 31, 2005, outstanding options rights expire between September 2006 and January 2010 and outstanding SSARs expire between January 2010 and July 2010.

As of December 31, 2005, the following table summarizes the outstanding stock options and SSARs issued pursuant to the plans described above (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding options or conversion of outstanding SSARs	(b) Weighted average exercise or conversion price of outstanding options and SSARs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2001 Plan	1,315	$16.17	739
1996 Plan	788	6.67	—
Directors Plan	235	16.93	43

	2,338	$13.04	782

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested restricted common stock will vest between January 2006 and June 2009. In April 2004, we granted 38 thousand shares of restricted common stock in connection with our acquisition of Tramp Oil. The following table summarizes the status of our unvested restricted stock outstanding and related transactions for 2003, 2004 and 2005 (in thousands):

Restricted Stock Outstanding
Restricted outstanding at December 31, 2002	230
Granted and issued	62
Vested	(12)

Restricted outstanding at December 31, 2003	280
Granted and issued	156
Granted and issued in connection with an acquisition	38
Vested	(12)
Forfeited	(10)

Restricted outstanding at December 31, 2004	452
Granted and issued	88
Vested	(109)
Forfeited	(3)

Restricted outstanding at December 31, 2005	428

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for 2003, 2004 and 2005 (in thousands, except weighted average exercise price data):

	Options Outstanding		Options Exercisable
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	2,406	$6.57	1,898	$6.45
Granted	1,046	12.97
Exercised	(144)	6.41

Options outstanding at December 31, 2003	3,308	8.60	2,130	6.49
Granted	103	20.48
Exercised	(1,080)	6.02
Forfeited/expired	(32)	11.50

Options outstanding at December 31, 2004	2,299	10.31	1,540	8.44
Granted	70	25.02
Exercised	(400)	10.08

Options outstanding at December 31, 2005	1,969	$10.87	1,641	$10.24

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the exercise prices of our stock options outstanding and exercisable at December 31, 2005 (in thousands, except weighted average exercise price data and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.70 to $4.63	300	5.0	$4.01	300	$4.01
$5.38 to $6.49	299	3.0	5.71	299	5.71
$9.55 to $12.50	709	2.2	10.91	601	10.79
$13.63 to $16.98	531	2.6	14.47	321	14.39
$22.13 to $28.05	130	3.9	23.69	120	28.05

Total	1,969		$10.87	1,641	$10.24

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions for 2005 (in thousands, except weighted average conversion price data):

	SSARs Outstanding		SSARs Exercisable
	Options	Weighted Average Conversion Price	Options	Weighted Average Conversion Price
Options outstanding at December 31, 2004	—	$—	—	$—
Granted	369	24.63

Options outstanding at December 31, 2005	369	$24.63	—	$—

The following table summarizes the conversion prices of our SSARs outstanding and exercisable at December 31, 2005 (in thousands, except weighted average conversion price data and contractual life):

	SSARs Outstanding			SSARs Exercisable
Range of Conversion Price	SSARs	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Conversion Price	Options	Weighted Average Conversion Price
$22.90 to $24.28	329	4.3	$24.14	—	$—
$28.60	40	4.1	28.60	—	—

Total	369		$24.63	—	$—

5. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2004 and 2005, we had outstanding bonds of $19.3 million $20.1 million, respectively.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

As of December 31, 2005, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2006	$3,126
2007	2,304
2008	1,864
2009	1,695
2010	1,461
Thereafter	2,140

$12,590

We incurred rental expense for all properties and equipment of $2.4 million, $2.8 million and $4.1 million for 2003, 2004 and 2005, respectively.

In the normal course of business, we may enter into service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2005, we had no material service contracts with minimum service fee commitments.

Concentration of Credit Risk

Our marine and aviation segments extend unsecured credit to most of their customers. Part of our success in attracting business has been due, in part, to our willingness to extend credit on an unsecured basis to customers which exhibit a high credit risk profile and would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. We recognize that extending credit and setting the appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Active management of our credit risk is essential to our success. Diversification of credit risk is difficult since we sell primarily within the marine and aviation industries. Our sales executives and their respective staff meet regularly to evaluate credit exposure, in the aggregate and by individual credit. Credit exposure also includes the amount of estimated unbilled sales. We also have a credit committee for each of our segments. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. The level of credit granted to a customer is influenced by a customer’s credit history with us, including claims experience and payment patterns.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. Any credit losses, if significant, will have a material adverse effect on our financial position and results of operations.

Sales and Purchase Commitments

As of December 31, 2005, fixed sales and purchase commitments under our derivative program amounted to approximately $72.3 million and $227.1 million, respectively.

Employment Agreements

Our Chairman and CEO and President and Chief Operating Officer (“COO”) have employment agreements, which among other provisions, provide for an individual base salary of $0.5 million, an employment period that expires in July 2007, and termination severance benefits. Pursuant to these employment agreements, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets. For 2003 and 2004, the bonus performance targets were based on diluted earnings per share growth and the bonus payout ranged from 15% of base salary if at least 5% diluted earnings per share growth was achieved, to 200% of base salary if diluted earnings per share growth equaled or exceeded 15%. For 2005, the bonus performance targets were based on net income growth and the bonus payout ranged from 15% of base salary if at least 5% net income growth was achieved, to 200% of base salary if net income growth equaled or exceeded 15%. For 2003, 2004 and 2005, our CEO and COO each earned an annual bonus equal to 200% of base salary. As of December 31, 2004 and 2005, $2.1 million was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

In addition, prior to May 2004, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year was deferred and accrues interest at the U.S. Prime rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million; provided, however, that in the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, shall be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2004 and 2005, $0.1 million was deferred under the employment agreements of our Chairman and President. Such deferred compensation was included in deferred compensation and other long-term liabilities in the accompanying consolidated balance sheets. Following shareholder approval of our 2003 Executive Incentive Plan in May 2004, the deferral of compensation as described above is no longer required.

Pursuant to their employment agreements, our CEO and COO each is entitled to receive a cash severance payment if: (a) we terminate the executive for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for any reason following a change of control; or (c) we elect not to renew the executive’s employment agreement upon expiration, for any reason other than cause. The severance payment is equal to two times the executive’s average salary and bonus during the three-year period preceding termination; provided, if (i) the termination occurs within three years after a change of control the multiple set forth above will be three instead of two, and (ii) in the case of a non-renewal, as described in item (c) above, the multiple will be one and the severance will be paid in 26 equal installments over a one year period. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans for up to three years, and all of the executive’s stock options, SSARs and stock grants will immediately vest.

We have also entered into employment agreements with certain of our other executive officers and key employees. These agreements provide for minimum salary levels, and, in most cases, bonuses which are payable

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if specified performance goals are attained. Some executive officers and key employees are also entitled to severance benefits upon termination or non-renewal of their contracts under certain circumstances.

As of December 31, 2005, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2006	$10,325
2007	4,843
2008	1,217
2009	716
2010	488

$17,589

Deferred Compensation Plans

Under the terms of the 2003 Executive Incentive Plan, our five most senior executives are eligible to receive long-term incentive awards (“LTIP awards”) upon achievement of long-term performance goals. In 2003, LTIP awards were made to each of our five most senior executives (the “2003 LTIP awards”). The 2003 LTIP awards were based on based on achieving certain compound average annual growth rates (“CAGR”) in net income over a three-year performance period. Target awards for the 2003 LTIP awards were $0.8 million for each of our CEO and COO, and $0.2 million for each of the other three senior executives. The executives would earn 50% of the target award if we achieved a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved. The maximum award was 200% of the target award, and would be earned if at least a 21% CAGR in net income was achieved over the three-year performance period. Each of our five most senior executives earned the maximum award.

The accrual for the 2003 LTIP awards was made equally over the awards three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of the three-year performance period. As of December 31, 2004 and 2005, we had accrued $2.8 million and $4.2 million, respectively, for the 2003 LTIP awards. The accrual for the 2003 LTIP awards was included in deferred compensation and other long-term liabilities as of December 31, 2004 and in accrued expenses and other current liabilities as of December 31, 2005 in the accompanying consolidated balance sheets.

In addition to LTIP awards, our five most senior executives are eligible to receive annual bonuses under the 2003 Executive Incentive Plan upon achievement of annual performance targets. For 2003 and 2004, the performance targets were based on diluted earnings per share growth and the bonus payout ranged from 15% of base salary if at least 5% diluted earnings per share growth was achieved, to 200% of base salary if diluted earnings per share growth equaled or exceeded 15%. For 2005, the performance targets were based on net income growth and the bonus payout ranged from 15% of base salary if at least 5% net income growth was achieved, to 200% of base salary if net income growth equaled or exceeded 15%. As previously stated above in “Employment Agreements,” our CEO and COO earned an aggregate annual bonus of $2.1 million, or 200% of base salary, for 2003, 2004 and 2005. Under the 2003 Executive Incentive Plan, our other senior executives earned an aggregate annual bonus of $1.1 million, $1.2 million and $1.3 million, respectively, for 2003, 2004 and 2005. The accrued bonus for our senior executives amounted to $3.3 million and $3.4 million as of December 31, 2004 and 2005, respectively, and was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain long-term service programs under which certain key employees receive cash awards for long-term service. Our liabilities under these programs were $0.1 million and $0.2 million at December 31, 2004 and 2005, respectively.

As of December 31, 2004 and 2005, deferred sales bonus of $2.1 million and $3.4 million was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During each of the periods presented on the consolidated statements of income, we made matching contributions of 25% of each 1% of the participants’ contributions up to the first 4% contributed. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contribution of approximately $0.1 million for 2003 and 2004 and $0.2 million for 2005.

Certain of our foreign subsidiaries have defined contribution benefit plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contribution of approximately $0.2 million, $0.3 million and $0.6 million for 2003, 2004 and 2005, respectively.

Environmental and Other Liabilities; Uninsured Risks

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

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). One of our subsidiaries, Page Avjet Fuel Corporation, now known as Page Avjet Fuel Co., LLC (“PAFCO”), is a defendant. We acquired a 50% interest in PAFCO from Signature Flight

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Support Corporation (“Signature”) in December 2000. Pursuant to the PAFCO acquisition agreement, Signature agreed to indemnify us for all PAFCO liabilities arising prior to the closing date (“Closing”). Because the Airport contamination occurred prior to Closing, we believe that the County Suit is covered by Signature’s indemnification obligation. We have notified Signature of the County Suit, as stipulated in the acquisition agreement. We expect Signature to defend this claim on behalf of PAFCO and at Signature’s expense.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the year ended December 31, 2005. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

Action Manufacturing Litigation

In November 2004, World Fuel was served with process in a lawsuit titled Action Manufacturing Co., Inc. et al. v. Simon Wrecking Company, et al. This action, pending in U.S. Federal District Court for the Eastern District of Pennsylvania, relates to the environmental clean up of the Malvern TCE Superfund site in Chester County, Pennsylvania. The plaintiffs are a group of private corporations that entered into a consent decree with the Environmental Protection Agency in 1999, under the terms of which the plaintiffs agreed to pay for remediation of the site. In the action, the plaintiffs are seeking contribution from the various defendants toward the costs of remediating the site. Plaintiffs alleged that World Fuel was a “successor” to Resource Technology Services, Inc., a Pennsylvania corporation that arranged for disposal of wastes at the site. In 1988, Resource Recovery Atlantic, Inc., a Delaware corporation that was then an indirect subsidiary of World Fuel, purchased selected assets from Resource Technology Services, Inc. The plaintiffs claimed that this transaction gave rise to our successor liability pursuant to the Pennsylvania Hazardous Sites Cleanup Act. World Fuel filed a motion to dismiss this action for lack of jurisdiction. In June 2005, World Fuel’s motion to dismiss was granted and all claims against World Fuel relating to this action were dismissed.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Ltd. (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

6. Aviation Joint Venture

In 2000, we entered into a joint venture with Signature Flight Support Corporation through the acquisition of a 50% equity interest in PAFCO from Signature. We paid Signature $1.0 million in cash and $2.5 million in the form of a non-interest bearing note, payable over five years through January 2006. PAFCO markets aviation fuel and related services. The non-interest bearing promissory note was discounted at 9% and the discount of $0.6 million is being amortized as interest expense over a five-year term using the interest method.

In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. For 2005, we purchase and wrote-off $0.1 million of PAFCO’s accounts receivable.

For 2003, we recorded net earnings from the PAFCO aviation joint venture of $0.5 million, net of interest expense of $0.1 million. These net earnings from aviation joint venture were included in other income (expense), net in the accompanying consolidated statements of income. As of December 31, 2003, amounts due from PAFCO of $0.3 million was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Prior to January 2004, we used the equity method of accounting to record our share of the earnings and losses of our aviation joint venture. In addition, the amortized interest expense on the non-interest bearing promissory note was also included in net earnings from aviation joint venture. Effective January 2004, with the implementation of the FIN No. 46, we consolidated PAFCO’s financial position and results of operations, after elimination of all significant intercompany accounts, transactions and profits. As a result of the consolidation of

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PAFCO, we recorded minority interest in income of consolidated subsidiaries of $0.3 million for 2004 and 2005 in the accompanying consolidated statements of income.

The following table summarizes the effect of PAFCO on our consolidated statements of income, after elimination of all significant intercompany transactions and profits (in thousands):

	2003	2004	2005
Revenue	$—	$194,173	$210,800

Gross profit	$—	$2,742	$2,575

Income from operations	$—	$1,499	$1,404

Other income (expense), net	$493	$(48)	$204

Provision for income taxes	$190	$559	$619

Minority interest in income of consolidated subsidiaries	$—	$306	$316

Net income	$303	$586	$673

The following table summarizes the effect of PAFCO on our consolidated financial position, after elimination of all significant intercompany accounts (in thousands):

	As of December 31,
	2004	2005
Cash and cash equivalents	$3,039	$1,813

Accounts and notes receivable	$4,311	$1,908

Inventory	$2,740	$1,635

Total assets	$10,782	$5,395

Total liabilities	$10,782	$5,395

Included in accounts and notes receivable, as of December 31, 2004 and 2005, were net receivables due from Signature, a related party, of $0.8 million and $0.3 million, respectively. For 2004 and 2005, sales to Signature from PAFCO amounted to $131.1 million and $142.4 million, respectively. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

7. Business Segments, Geographic Information, and Major Customers

Business Segments

Based on the nature of operations and quantitative thresholds pursuant to SFAS 131, “Disclosures about Segments of and Enterprise and Related Information,” we have two reportable operating segments: marine and aviation. Performance measurement and resource allocation for the reportable operating segments are based on many factors. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning our revenue, income from operations, depreciation and amortization, capital expenditures, goodwill and total assets by business segment is as follows (in thousands):

	As of and for the Year ended December 31,
	2003	2004	2005
Revenue:
Marine segment	$1,644,598	$3,031,474	$4,467,695
Aviation segment	1,026,959	2,622,899	4,266,252

	$2,671,557	$5,654,373	$8,733,947

Income from operations:
Marine segment	$18,545	$23,270	$35,360
Aviation segment	22,103	29,319	40,824

	40,648	52,589	76,184
Corporate overhead	(13,016)	(14,617)	(19,564)

	$27,632	$37,972	$56,620

Depreciation and amortization:
Marine segment	$1,487	$2,036	$2,084
Aviation segment	234	509	524
Corporate	2,109	1,051	1,218

	$3,830	$3,596	$3,826

Goodwill and identifiable intangible assets, net:
Marine segment, net of accumulated amortization of $1,914 and $3,362 at December 31, 2004 and 2005, respectively, on the identifiable intangible assets		$41,624	$39,952
Aviation segment		8,209	8,209

		$49,833	$48,161

Capital expenditures:
Marine segment	$490	$574	$421
Aviation segment	919	637	616
Corporate	1,858	1,187	6,472

	$3,267	$2,398	$7,509

Total assets:
Marine segment		$428,651	$555,494
Aviation segment		262,223	307,950
Corporate		21,297	150,557

		$712,171	$1,014,001

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Information concerning our revenue, income from operations and total assets, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	As of and for the Year ended December 31,
	2003	2004	2005
Revenue:
United States	$1,178,418	$2,441,973	$4,047,400
Singapore	789,101	1,726,072	2,511,939
United Kingdom	278,676	893,118	1,303,462
Other foreign countries	425,362	593,210	871,146

Total	$2,671,557	$5,654,373	$8,733,947

Income (loss) from operations:
United States	$(6,418)	$535	$(2,115)
Singapore	16,089	19,312	29,003
United Kingdom	5,708	4,205	13,631
Other foreign countries	12,253	13,920	16,101

Total	$27,632	$37,972	$56,620

Total assets:
United States		$270,659	$469,168
Singapore		179,116	241,360
United Kingdom		178,609	176,588
Other foreign countries		83,787	126,885

		$712,171	$1,014,001

Major Customers

During each of the periods presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2004 and 2005 (in thousands, except earnings per share data):

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$914,596	$1,379,956	$1,568,974	$1,790,847

Gross profit	$26,278	$30,756	$29,674	$43,248	(1)

Net income	$5,520	$6,379	$5,439	$11,221	(2)

Basic earnings per share	$0.26	$0.29	$0.24	$0.50	(2)

Diluted earnings per share (3)	$0.24	$0.27	$0.23	$0.47	(2)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$1,774,586	$2,117,749	$2,307,357	$2,534,255

Gross profit	$35,511	$41,062	$46,237	$55,854

Net income	$7,382	$9,565	$10,692	$11,970	(4)

Basic earnings per share	$0.33	$0.43	$0.47	$0.44	(4)

Diluted earnings per share	$0.31	$0.40	$0.44	$0.42	(4)

(1)	Includes the write-down of inventory associated with the exiting of the Panamanian market of approximately $2.1 million.

(2)	Reflects a charge of $824 thousand, or $0.04 per basic and diluted share, relating to an inventory write-down associated with the exiting of the Panamanian market, net of taxes and reduced performance based compensation.

(3)	Diluted earnings per share is computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly diluted earnings per share amounts may not equal the annual diluted earnings per share amount reported.

(4)	Reflects an additional tax expense of approximately $2.8 million, or $0.11 per basic share and $0.10 per diluted share, related to the decision to repatriate foreign earnings related to the American Jobs Creation Act of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

WORLD FUEL SERVICES CORPORATION

By:	/S/ MICHAEL J. KASBAR
Michael J. Kasbar Director, President, and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 16th day of March 2006.

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