Form 10-K/A
period 2005-12-31
WORLD FUEL SERVICES CORP
filed 2006-05-01
CIK 789460

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K  ☐.

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

As of June 30, 2005, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was $509.5 million (computed by reference to the closing sale price).

The registrant had 27,507,000 shares of common stock, par value $.01 per share, issued and outstanding as of April 26, 2006.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the World Fuel Services Corporation (the “Company” or “World Fuel”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Original 10-K”), is being filed to amend Part III of the Company’s Original 10-K. Certain information required by Part III was to be incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”). The Company’s definitive Proxy Statement will not be filed with the Commission within 120 days of the fiscal year ended December 31, 2005. Therefore, Part III, Items 10 through 14 of the Company’s Original 10-K are hereby amended and restated in their entirety. No modification or update to other disclosures as presented in the Original 10-K have been made.

Currently dated certifications from the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, are being filed as Exhibits 31.1, 31.2, 31.3 and 31.4.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

The following table sets forth certain information of our Directors and a summary of the background and experience of each Director is set forth in the paragraphs following the table.

Name and Position	Age	Year First Became Director
Paul H. Stebbins Chairman of the Board and Chief Executive Officer	49	1995

Michael J. Kasbar President and Chief Operating Officer	49	1995

Ken Bakshi Member of Compensation, Governance and Technology and Operations Committees	56	2002

John R. Benbow Chairman of Compensation and Governance Committees and Member of Audit Committee	74	1989

Richard A. Kassar Chairman of Technology and Operations Committee and Member of Audit and Governance Committees	59	2002

Myles Klein Member of Audit and Governance Committees	67	1995

J. Thomas Presby Chairman of Audit Committee and Member of Governance Committee	66	2003

Jerome Sidel Member of Compensation and Governance Committees	71	2000

PAUL H. STEBBINS has served as our Chairman of the Board of Directors and Chief Executive Officer since July 2002. He has served as a Director of World Fuel since June 1995, and served as President and Chief Operating Officer of World Fuel from July 2000 to July 2002. From January 1995 to July 2000, Mr. Stebbins served as President and Chief Operating Officer of World Fuel Services Americas, Inc. (formerly Trans-Tec Services, Inc.), our principal subsidiary engaged in the marine fuel services business. From September 1985 to December 1994, Mr. Stebbins was an officer, shareholder, and director of Trans-Tec Services, Inc., a New York corporation (“Trans-Tec New York”), and its affiliated companies.

MICHAEL J. KASBAR has served as a Director of World Fuel since June 1995 and as President and Chief Operating Officer since July 2002. From January 1995 to July 2002, he served as Chief Executive Officer of World Fuel Services Americas, Inc. From September 1985 to December 1994, Mr. Kasbar was an officer, shareholder, and director of Trans-Tec New York and its affiliated companies. Mr. Kasbar is the first cousin of Richard A. Kassar, a Director of the Company.

KEN BAKSHI, a Director of World Fuel since August 2002, has served as Vice Chairman of the Board and Co-Founder of Row 2 Technologies (“Row 2”), a software development firm, since February 2006. From December 2001 to February 2006, he was employed by Row 2 as Chief Executive Officer. Since June 2003, he has been a partner in Trishul Capital Group LLC, and Trishul Advisory Group LLC, two privately-owned equity investment companies. From July 2000 to December

2001, he was employed as Executive Vice President and Chief Operating Officer of Vistaar, Inc., an incubator of business-to-business internet based marketplaces. From 1994 to 2000, Mr. Bakshi was employed by American Home Products Company (NYSE) in various positions, and most recently served as Senior Vice President of the Global Agricultural Products Group.

JOHN R. BENBOW has served as a Director of World Fuel since 1989. Mr. Benbow has been self-employed as a construction management consultant since 2004. He served as President of Benbow & Associates, Inc., a construction management firm located in Miami, Florida, from 1988 until 2004. From December 1986 to May 1988, Mr. Benbow was employed as President of Weiner, Kane & Benbow, Inc., an investment banking and stock brokerage firm located in Miami, Florida. From May 1983 to November 1986, Mr. Benbow was employed as President of Florida National Bank, formerly a commercial bank in Miami, Florida.

RICHARD A. KASSAR, a Director of World Fuel since August 2002, has been employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company since February 2002. From May 2001 to January 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From December 1999 to May 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to December 1999, he was employed by Chock Full O’Nuts in various positions, and most recently served as Senior Vice President and Chief Operating Officer. Mr. Kassar also serves as a Director of Velocity Express, Inc. (NASDAQ). Mr. Kassar is the first cousin of Michael J. Kasbar, the President and Chief Operating Officer and a Director of the Company.

MYLES KLEIN has served as a Director of World Fuel since February 1995. Mr. Klein is a certified public accountant and has been a principal in the firm of Myles Klein, P.A. since November 2004. From 1985 until 2004, Mr. Klein was a partner in the accounting firm of Klein & Barreto, P.A. in Miami, Florida. From 1971 until 1985, Mr. Klein was a partner in the international accounting and auditing firm of Grant Thornton.

J. THOMAS PRESBY has served as a Director of World Fuel since February 2003. Mr. Presby was employed for 30 years as a partner in Deloitte & Touche Tohmatsu (“DTT”), a public accounting firm, until he accepted mandatory retirement in June 2002. At the time of his retirement, Mr. Presby was serving as Deputy Chief Executive Officer of DTT, a position he held since 2001. From 1995 to 2000, Mr. Presby served as Deputy Chairman and Chief Operating Officer of DTT. Mr. Presby currently serves on the boards of directors and audit committees of American Eagle Outfitters, Inc. (NASDAQ), AMVESCAP PLC (NYSE), Tiffany & Co. (NYSE) and Turbo Chef Technologies Inc. (NASDAQ). He also serves as Chairman of the audit committees of each of these companies except for American Eagle Outfitters, Inc. He was a member of the board of directors and chairman of the audit committee of PracticeWorks (AMEX) from July 2002 to October 2003, when the company was sold. He was also a member of the board of directors and audit committee of GreenPoint Financial Corp. (NYSE) from January 2003 to September 2004, when the company merged with North Fork Bankcorporation, Inc. He is also a member of the board of directors and chairman of the audit committee of The German Marshall Fund of the USA, a not-for-profit organization.

JEROME SIDEL has served as a Director of World Fuel since June 2000. He also served as a consultant to the Company from 1984 until 2000. Since 1998, Mr. Sidel has served as the president of New York Store Leasing Inc., a real estate company. From 1995 through 1997, Mr. Sidel served as the president of the Lexington 54th St. Association, a real estate leasing company and as consultant to R.F. Lafferty & Co., an option brokerage firm, as well as other companies.

The Audit Committee

The Audit Committee consists of J. Thomas Presby, Chairman, Myles Klein, John R. Benbow, and Richard Kassar. The Audit Committee held thirteen formal meetings during the 2005 fiscal year.

The Audit Committee operates pursuant to a written charter which is available on our website at www.wfscorp.com. In accordance with the NYSE listing standards, the charter addresses the purpose, duties and responsibilities, and requires an annual performance evaluation of the Audit Committee. The charter was first adopted in 2000 and most recently amended in March 2005.

The Board has determined that all of the members of the Audit Committee meet the NYSE standards of independence, financial literacy and accounting or related financial management expertise, and the SEC’s requirements with respect to independence of audit committee members. The Board has determined that at least one member of the Audit Committee, J. Thomas Presby, meets the SEC’s definition of an “audit committee financial expert.”

Executive Officers

The following table sets forth certain information with respect to the Company’s Chief Executive Officer and the four other highest paid executive officers of the Company (the “Named Executive Officers”). A summary of the background and experience of each executive officer, other than Messrs. Stebbins and Kasbar, is set forth in the paragraphs following the table. The background and experience of Messrs. Stebbins and Kasbar are described above in the section titled “Board of Directors.” All executive officers serve at the discretion of the Board.

Name and Position	Age	Year First Became Executive Officer
Paul H. Stebbins Chairman of the Board and Chief Executive Officer	49	1995

Michael J. Kasbar Director, President and Chief Operating Officer	49	1995

Robert S. Tocci Executive Vice President and Chief Financial Officer	52	1988

Michael S. Clementi President of World Fuel Services, Inc.	44	1998

Francis X. Shea Executive Vice President and Chief Risk and Administrative Officer	65	2001

ROBERT S. TOCCI was appointed Chief Financial Officer on January 13, 2005 and has served as Executive Vice President of World Fuel since April 1995. He served as President of World Fuel Services Americas, Inc. from March 2001 to January 2005. He also served as Senior Vice President and Chief Financial Officer of World Fuel from April 1988 to April 1995, and served as Treasurer from November 1988 to May 1989.

MICHAEL S. CLEMENTI has served as President of World Fuel Services, Inc. since April 1998. World Fuel Services, Inc. is our principal subsidiary engaged in the aviation fuel services business. From August 1994 to March 1998, he served as Senior Vice President of World Fuel Services, Inc.

FRANCIS X. SHEA was appointed Chief Risk and Administrative Officer on January 13, 2005 and has served as Executive Vice President of World Fuel since September 2001. He served as Chief Financial Officer from July 2002 to January 2005. From September 1999 to August 2001, he served as Director and Senior Advisor for the Center for Business and Advisory Services, an affiliate of Arthur Andersen, based in Jakarta, Indonesia, that provided consulting and financial services. He served as the Jakarta, Indonesia representative of our marine fuel services subsidiaries from January 1999 to December 1999. From February 1991 to December 1994, he also served as President and Chief Operating Officer of Trans-Tec New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Based solely on a review of such reports that were filed with the SEC during 2005, all filings required of directors and executive officers and persons who own more than 10% of our Common Stock were made on a timely basis, except that (i) Paul H. Stebbins inadvertently failed to timely file a Form 4 to report his acquisition of stock appreciation rights which was reported in a Form 4 filed in March 2005; (ii) Michael J. Kasbar inadvertently failed to timely file a Form 4 to report his acquisition of stock appreciation rights, which was reported in a Form 4 filed in March 2005; (iii) Myles Klein inadvertently failed to timely file Forms 4 to report his exercises of stock options which were reported in a Form 4 filed in March 2005 and July 2005; and (iv) Francis X. Shea inadvertently failed to timely file a Form 4 to report his tender of shares to the Company in connection with the vesting of restricted stock, which was reported in a Form 4 filed in November 2005.

Code of Ethics

All of our employees, officers (including senior executive, financial and accounting officers) and Directors are held accountable for adherence to our Code of Corporate Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is intended to establish standards necessary to deter wrongdoing and to promote compliance with applicable governmental laws, rules and regulations and honest and ethical conduct. The Code of Ethics covers all areas of professional conduct, including conflicts of interest, fair dealing, financial reporting and disclosure, protection of our assets and confidentiality. If we make any substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our internet website, in a periodic filing under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or in a report on Form 8-K. Our internet website and information contained on our internet website are not part of this Form 10-K/A and are not incorporated by reference in this Form 10-K/A.

We encourage employees and others to report violations of the Code of Ethics and any other unlawful or inappropriate practices they discover relating to our business. The Code of Ethics sets forth procedures for employees to file confidential and anonymous reports of any such violations or practices. In addition, the Audit Committee has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The procedure for employees to contact the Audit Committee regarding questionable accounting or auditing matters is set forth in the Code of Ethics. We have advised employees of our policy to not retaliate or take any other detrimental action against employees who submit such complaints in good faith.

Our Code of Ethics is available on our website www.wfscorp.com, under the heading “About Us – Corporate Governance.” A copy of the Code of Ethics may also be obtained by any shareholder, without charge, by writing to our Corporate Secretary at our address shown below.

Any shareholder can contact our Board, any Board Committee, or any individual Director by writing to any of them, c/o the Corporate Secretary, 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178, or by sending an email to the Corporate Secretary at “complianceofficer@wfscorp.com.” Any communications received from interested parties in the manner described above will be collected and organized by our Corporate Secretary and will be periodically, but in any event prior to each regularly-scheduled Board meeting, reported and/or delivered to the appropriate Director or Directors.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth the annual and long-term compensation which we paid to those persons who were, on December 31, 2005, our Named Executive Officers for services rendered for the 2005, 2004 and 2003 fiscal years.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock Awards (2)		Securities Underlying Options/ SSARs (8)	Options/ SSARs Grant Date Fair Value (9)	Long-Term Incentive Payouts (10)	All Other Compen- sation (11)	Total Compensation Without Stock-Based Payments(12)
Paul H. Stebbins	2005	$525,000	$1,050,000	$32,280	$—		171,577	$1,298,531	$1,500,000	$12,617	$3,119,897
Chairman of the	2004	525,000	1,050,000	31,140	411,800	(3)	—	—	—	12,325	1,618,465
Board and Chief	2003	525,000	1,050,000	31,272	207,000	(3)	300,000	313,926	—	3,647	1,609,919
Executive Officer

Michael J. Kasbar	2005	$525,000	$1,050,000	$31,319	$—		171,577	$1,298,531	$1,500,000	$20,031	$3,126,350
Director, President	2004	525,000	1,050,000	32,323	411,800	(4)	—	—	—	21,541	1,628,864
and Chief Operating Officer	2003	525,000	1,050,000	32,455	207,000	(4)	300,000	313,926	—	14,033	1,621,488

Robert S. Tocci	2005	$373,958	$600,000	$27,995	$250,004	(5)	—	$—	$400,000	$2,639	$1,404,592
Executive Vice	2004	343,750	420,000	26,643	185,050	(5)	—	—	—	3,375	793,768
President and	2003	318,750	390,000	28,272	—		100,000	122,673	—	3,000	740,022
Chief Financial Officer

Michael S. Clementi	2005	$425,000	$510,000	$29,397	$250,004	(6)	—	$—	$400,000	$4,500	$1,368,897
President of World	2004	425,000	510,000	27,396	185,050	(6)	—	—	—	3,396	965,792
Fuel Services, Inc.	2003	425,000	510,000	28,272	—		100,000	109,383	—	3,000	966,272

Francis X. Shea	2005	$290,000	$232,000	$25,514	$124,990	(7)	18,137	$140,152	$400,000	$2,369	$949,883
Executive Vice	2004	290,000	232,000	25,263	185,050	(7)	—	—	—	1,275	548,538
President and Chief Risk and Administrative Officer	2003	290,000	232,000	24,259	—		100,000	102,599	—	900	547,159

(1)	The amounts shown in this column include cash auto allowances paid to each of the Named Executive Officers, matching contributions paid to our 401(k) plan on behalf of the Named Executive Officers, country club membership dues and group insurance benefits paid on behalf of the Named Executive Officers.
(2)	The amounts shown in this column represent the dollar value of the restricted stock on the grant date, based on the closing price of our Common Stock on such date. Restricted stock awards vest at various times, as described in the footnotes below. Prior to vesting, a holder of restricted stock may vote the shares and receive dividends thereon, but may not transfer the shares.
(3)	Mr. Stebbins received restricted stock grants of 20,000 shares per year in 2003 and 2004. The 2003 restricted stock grants vest in three equal annual installments starting in 2005. The 2004 restricted stock grants will vest as follows: 50% of these shares will vest on July 26, 2007, if we achieve a compound average annual growth (“CAGR”) in earnings per share of at least 11.5% during the three-year period commencing January 1, 2004, and the remaining 50% will vest if we achieve a CAGR of at least 15% over the three-year period. As of December 31, 2005, Mr. Stebbins owned a total of 66,668 restricted shares that were not vested, of which 33,334 shares were attributable to the grants described above and the remaining 33,334 shares were attributable to 2002 grants that will vest in two equal annual installments in 2006 and 2007. The market value of the non-vested restricted shares owned by Mr. Stebbins was $2,248,045 as of December 31, 2005, based on a closing price of $33.72 for the Common Stock on the NYSE.

(4)	Mr. Kasbar received restricted stock grants of 20,000 shares per year in 2003 and 2004. The 2003 restricted stock grants vest in three equal annual installments starting in 2005. The 2004 restricted stock grants will vest on the same basis as the restricted stock granted to Mr. Stebbins in 2004 and described in Note 3 above. As of December 31, 2005, Mr. Kasbar owned a total of 66,668 restricted shares that were not vested, of which 33,334 shares were attributable to the grants described above and the remaining 33,334 shares were attributable to 2002 grants that will vest in two equal annual installments in 2006 and 2007. The market value of the non-vested restricted shares owned by Mr. Kasbar was $2,248,045 as of December 31, 2005, based on a closing price of $33.72 for the Common Stock on the NYSE.
(5)	In 2004, Mr. Tocci received a restricted stock grant of 10,000 shares, which will vest on the same basis as the restricted stock granted to Mr. Stebbins in 2004 and described in Note 3 above. In 2005, Mr. Tocci received a restricted stock grant of 10,365 shares subject to a net income performance target that was achieved in 2005 and such shares will vest in three equal annual installments starting in January 2007. As of December 31, 2005, Mr. Tocci owned a total of 20,365 restricted shares that were not vested, which shares had a market value of $686,708 as of December 31, 2005, based on a closing price of $33.72 for the Common Stock on the NYSE.
(6)	In 2004, Mr. Clementi received a restricted stock grant of 10,000 shares, which will vest on the same basis as the restricted stock granted to Mr. Stebbins in 2004 and described in Note 3 above. In 2005, Mr. Clementi received a restricted stock grant of 10,365 shares subject to a net income performance target that was achieved in 2005 and such shares will vest in three equal annual installments starting in January 2007. As of December 31, 2005, Mr. Clementi owned a total of 40,365 restricted shares that were not vested, of which 20,365 shares were attributable to the grants described above and the remaining 20,000 shares were attributable to 2002 grants that will vest in two equal annual installments in 2006 and 2007. The market value of the non-vested restricted shares owned by Mr. Clementi was $1,361,109, based on a closing price of $33.72 for the Common Stock on the NYSE.
(7)	In 2004, Mr. Shea received a restricted stock grant of 10,000 shares, which will vest on the same basis as the restricted shares granted to Mr. Stebbins in 2004 and described in Note 3 above. In 2005, Mr. Shea received a restricted stock grant of 5,182 shares subject to a net income performance target that was achieved in 2005 and such shares will vest in three equal annual installments starting in January 2007. As of December 31, 2005, Mr. Shea owned a total of 15,182 restricted shares that were not vested, which shares had a market value of $511,937, based on a closing price of $33.72 for the Common Stock on the NYSE.
(8)	The numbers shown in this column represent the underlying Common Stock granted in the form of options and stock-settled stock appreciation rights (“SSARs”).
(9)	The fair value of stock options and SSARs was estimated as of the date of grant using the Black-Scholes option pricing model.
(10)	The 2005 Long-Term Incentive Payouts relate to long-term incentive awards (“LTIP awards”) made to the Named Executive Officers in 2003 (the “2003 LTIP awards”) and earned as of December 31, 2005. The 2003 LTIP awards were based on achieving certain compound average annual growth rates in net income over the three-year period from January 1, 2003 through December 31, 2005. The 2003 LTIP awards were paid to the Named Executive Officers in March 2006. There were no LTIP awards granted in 2004 or 2005.
(11)	The amounts shown in this column represent dividends paid on non-vested restricted stock to each of the Named Executive Officers and interest earned on deferred compensation for Messrs. Stebbins and Kasbar.
(12)	The total shown in this column represents the sum of salary, bonus, other annual compensation, long-term incentive payouts and all other compensation.

Option/SSAR Grants in Last Fiscal Year

Name	Number of Securities of underlying Options / SSARs Granted		% of Total Options / SSARs Granted to Employees in Fiscal Year	Option Exercise / SSAR Conversion Price	Expiration Date	Grant Date Fair Value (1)
Paul H. Stebbins	50,000	(2)	13%	$24.25	01/27/10	$343,934
	20,000	(2)	5%	28.60	03/10/10	169,668
	101,577	(3)	27%	24.12	05/10/10	784,929
Michael J. Kasbar	50,000	(2)	13%	$24.25	01/27/10	$343,934
	20,000	(2)	5%	28.60	03/10/10	169,668
	101,577	(3)	27%	24.12	05/10/10	784,929
Francis X. Shea	18,137	(3)	5%	$24.12	05/10/10	$140,152

(1)	The fair value of stock options and SSARs was estimated as of the date of grant using the Black-Scholes option pricing model.
(2)	These SSARs vest in January 2007.
(3)	These SSARs were subject to a net income performance target that was achieved in 2005 and such awards will vest in three equal annual installments starting in January 2007.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option/SSAR Values

The table below sets forth certain information pertaining to stock options exercised by the Named Executive Officers in 2005, and stock options and SSARs held by them as of December 31, 2005.

	Shares Acquired On Option Exercises	Value Realized (1)	Number of Shares Underlying Unexercised Options/SSARs at December 31, 2005		Value of Unexercised In-the-Money Options/SSARs at December 31, 2005 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul H. Stebbins	—	$—	649,999	271,578	$16,862,919	$3,569,495
Michael J. Kasbar	28,000	522,200	431,999	271,578	10,226,559	3,569,495
Robert S. Tocci	66,664	1,177,326	—	33,336	—	681,636
Michael Clementi	166,664	4,179,476	—	33,336	—	697,073
Francis X. Shea	—	—	96,665	51,472	2,202,446	871,169

(1)	Value realized is calculated by multiplying (a) the difference between the average of the high and low price of the Common Stock on the NYSE as of the exercise date, and the option exercise price, by (b) the number of shares of Common Stock underlying the option.
(2)	Based on a fair market value of $33.72 per share for the Common Stock, determined using the closing price on the NYSE on December 31, 2005. Value is calculated by multiplying (a) the difference between $33.72 and the option exercise/SSAR conversion price, by (b) the number of shares of Common Stock underlying the option/SSAR.

Long-Term Incentive Awards

Under the terms of the World Fuel Services Corporation 2003 Executive Incentive Plan (“EIP”), our five most senior executives are eligible to receive LTIP awards upon achievement of long-term performance goals. In 2003, LTIP awards were made to each of our five most senior executives (the “2003 LTIP awards”). The 2003 LTIP awards were based on achieving certain compound average annual growth rates (“CAGR”) in net income over the three-year period from January 1, 2003 through December 31, 2005. Target awards for the 2003 LTIP awards were $750,000 each for Messrs. Stebbins and Kasbar and $200,000 each for Messrs. Tocci, Clementi and Shea. The executives would earn 50% of the target award if we achieved a 15% CAGR in net income over the three-year performance period, and 100% of the target award if an 18% CAGR in net income is achieved. The maximum award was 200% of the target award, and would be earned if at least a 21% CAGR in net income was achieved over the three-year performance period. Each of the Named Executive Officers earned the maximum award. In March 2006, the maximum 2003 LTIP awards were paid to the Named Executive Officers. There were no other LTIP awards granted in 2004 or 2005.

Compensation of Directors

The following table sets forth the annual compensation that we paid to our Directors who are not employed by us for services rendered for 2005, 2004 and 2003.

Name and Current Position	Fiscal Year	Director Fee		Committee Chair Fee		Committee Member Fee		Total Annual Fee	Stock Option Awards		Stock / Stock Unit Awards (1)
Ken Bakshi	2005	$35,000		$—		$4,083	(2)	$39,083	10,000		$49,040
Member of Compensation, Governance	2004	35,000		—		3,500		38,500	10,000		44,200
and Technology and Operations Committees	2003	35,000		—		3,500		38,500	10,000		22,700
John R. Benbow	2005	$35,000		$18,250		$7,000		$60,250	10,000		$49,040
Chairman of Compensation and Governance	2004	35,000		12,500		7,000		54,500	10,000		44,200
Committees and Member of Audit Committee	2003	35,000		10,417		7,000		52,417	10,000		22,700
Richard A. Kassar	2005	$35,000		$2,000	(2)	$4,083	(2)	$41,083	10,000		$49,040
Chairman of Technology and Operations	2004	35,000		—		3,500		38,500	10,000		44,200
Committee and Member of Audit and	2003	35,000		—		3,500		38,500	10,000		22,700
Governance Committees
Myles Klein	2005	$35,000		$—		$3,500		$38,500	10,000		$49,040
Member of Audit and Governance	2004	35,000		2,604	(3)	3,500		41,104	10,000		44,200
Committees	2003	35,000		5,208		3,500		43,708	10,000		22,700
J. Thomas Presby	2005	$35,000		$9,125		$3,500		$47,625	10,000		$49,040
Chairman of Audit Committee and Member	2004	35,000		3,646	(3)	3,500		42,146	10,000		44,200
of Governance Committee	2003	32,083	(4)	—		3,208	(4)	35,292	13,000	(4)	22,700
Jerome Sidel	2005	$35,000		$—		$3,500		$38,500	10,000		$49,040
Member of Compensation and Governance	2004	35,000		—		3,500		38,500	10,000		44,200
Committees	2003	35,000		—		3,500		38,500	10,000		22,700

(1)	The amounts shown in this column represent the dollar value of the stock on the grant date, based on the closing price of the Company’s Common Stock on such date.
(2)	In November 2005, the Directors established the Technology and Operations Committee and named Mr. Kassar the Chairman and Mr. Bakshi a member of such committee. Accordingly, these amounts represent the pro-rata portion of the annual Committee Chair and Member fees, as applicable.
(3)	In June 2004, Mr. Presby was appointed the Chairman of the Audit Committee, replacing Mr. Klein who remained a Member of the committee. Accordingly, these amounts represent the pro-rata portion of the annual Committee Chair fees.
(4)	In February 2003, Mr. Presby was elected to the Board. Accordingly, Mr. Presby received a pro-rata portion of the annual Director and Committee Member fees as well as stock option awards.

Annual Fees. Directors who are not employed by us receive an annual fee of $35,000. Directors who are employed by us do not receive additional compensation for serving as Directors. Members of the Audit Committee, Compensation Committee and Technology and Operations Committee receive an additional fee of $3,500 per year. In June 2005, the Governance Committee conducted its annual review of director compensation, including an analysis of current trends as reported in recent surveys. In noting the increased amount of time committee chairs were required to devote to their responsibilities, the Governance Committee agreed to increase the fees for chairpersons of the committees from $6,250 to $12,000, effective July 2005.

Directors who are not employed by us are also reimbursed by us for their travel, food, lodging and related expenses incurred in connection with attending board, committee and shareholder meetings as well as continuing education programs.

Stock Options. Pursuant to the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan”), each non-employee Director was entitled to receive a non-qualified option to purchase 10,000 shares of our Common Stock upon reelection to the Board.

All options granted to non-employee Directors under the 1993 Plan immediately vest and remain exercisable for a term of five years from the grant date so long as such non-employee Director remains a member of the Board. The exercise price for options granted may not be less than the fair market value of the Common Stock.

On June 20, 2005, the six non-employee Directors who were elected to the Board on that date (i.e., Messrs. Benbow, Bakshi, Kassar, Klein, Presby and Sidel) each received options to purchase 10,000 shares at an exercise price of $25 per share.

The table below sets forth certain information pertaining to stock options exercised by the Directors in the 2005 fiscal year, and stock options held by them as of December 31, 2005.

	Shares Acquired On Option Exercises	Value Realized (1)	Number of Shares Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Ken Bakshi	3,000	$74,520	32,000	—	$475,980	$—
John R. Benbow	8,000	157,720	40,000	—	667,100	—
Richard A. Kassar	—	—	40,000	—	667,100	—
Myles Klein	10,000	198,013	50,000	—	939,400	—
J. Thomas Presby	—	—	33,000	—	498,970	—
Jerome Sidel	10,000	197,150	40,000	—	667,100	—

(1)	Value realized is calculated by multiplying (a) the difference between the average of the high and low price of the Common Stock on the NYSE as of the exercise date, and the option exercise price, by (b) the number of shares of Common Stock underlying the option.
(2)	Based on a fair market value of $33.72 per share for the Common Stock, determined using the closing price on December 31, 2005. Value is calculated by multiplying (a) the difference between $33.72 and the option exercise price, by (b) the number of shares of Common Stock underlying the option.

Stock and Stock Unit Grants. To further promote Director stock ownership, we historically issued, to each of the non-employee Directors, 2,000 shares of Common Stock each year, upon his re-election to the Board, at no cost to the Director. There are no restrictions on these shares of stock. These stock awards are in addition to, and not in lieu of, options granted under the 1993 Plan.

In 2003, the Board adopted the World Fuel Services Corporation Stock Deferral Plan for Non-Employee Directors (the “Stock Deferral Plan”) to enable them to defer stock grants. Each non-employee Director may elect to have stock grants paid in stock units (“Stock Units”), in lieu of stock, with each Stock Unit being equivalent to one share of our Common Stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to Common Stock, each participant in the Stock Deferral Plan shall have credited to his or her account, as maintained by us, a number of Stock Units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of

Common Stock on such date, and (ii) the total number of Stock Units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of Common Stock on such dividend payment date. The total number of Stock Units credited to the participant’s account shall be paid to the Director by issuing him an equal number of shares of Common Stock, upon his retirement as a Director or upon a change of control of World Fuel. Since 2003, three non-employee Directors have elected to defer stock grants pursuant to the Stock Deferral Plan.

During the 2005 fiscal year, we did not provide the Directors with any other compensation in connection with their participation on the Board or Board Committees or with respect to special assignments.

Executive Employment Agreements

Paul H. Stebbins, our Chief Executive Officer, and Michael J. Kasbar, our Chief Operating Officer, are employed pursuant to employment agreements that contain substantially similar terms, and expire in July 2007. Under their employment agreements, Messrs. Stebbins and Kasbar each receive an annual base salary of $525,000. On March 21, 2006, effective as of January 1, 2006, our Compensation Committee approved an increase of their annual base salary to $575,000.

Pursuant to these employment agreements, Messrs. Stebbins and Kasbar are eligible to receive an annual bonus under the EIP, calculated as a percentage of base salary, upon achievement of certain performance targets. For 2005, the performance targets were based on net income growth and the bonus payout ranged from 15% of base salary if at least 5% net income growth was achieved, to 200% of base salary if net income growth equaled or exceeded 15%. Messrs. Stebbins and Kasbar each earned an annual bonus equal to 200% of base salary for 2005. For 2006, the bonus performance targets are based on net income growth and the bonus payout will range from 15% of base salary if at least 5% net income growth is achieved, to 225% of base salary if net income growth equals or exceeds 21%. For 2007 and future years, different performance goals and measures may be established by the Compensation Committee.

Pursuant to their employment agreements, Messrs. Stebbins and Kasbar each is entitled to receive a cash severance payment if: (a) we terminate the executive for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for any reason following a change of control; or (c) we elect not to renew the executive’s employment agreement upon expiration, for any reason other than cause. The severance payment is equal to two times the executive’s average salary and bonus during the three-year period preceding termination; provided, if (i) the termination occurs within three years after a change of control the multiple set forth above will be three instead of two, and (ii) in the case of a non-renewal, as described in item (c) above, the multiple will be one and the severance will be paid in 26 equal installments over a one year period. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans for up to three years, and all of the executive’s stock options, SSARs and restricted stock grants will immediately vest. For purposes of our employment agreements, a “change of control” is defined as set forth in our By-Laws.

The employment agreements with Messrs. Stebbins and Kasbar prohibit them from competing with us for a period of three years following the termination of their employment for any reason.

Robert S. Tocci is employed pursuant to an agreement entered into in January 2005. Under his employment agreement, Mr. Tocci received an annual base salary of $375,000. On March 21, 2006, effective as of January 1, 2006, our Compensation Committee approved an increase of his annual base salary to $475,000. Pursuant to his employment agreement, Mr. Tocci is eligible to receive an annual bonus under the EIP, calculated as a percentage of base salary, upon achievement of certain performance targets. For 2005, the performance targets were based on net income growth and the bonus payout ranged from 15% of base salary if at least 5% net income growth was achieved, to 160% of base salary if net income growth equaled or exceeded 12%. Mr. Tocci earned an annual bonus equal to 160% of base salary for 2005. For 2006, the bonus performance targets are based on net income growth and the bonus payout will range from 15% of base salary if at least 5% net income growth is achieved, to 200% of base salary if net income growth equals or exceeds 21%. For 2007 and future years, different performance goals and measures may be established by the Compensation Committee.

The employment agreement with Mr. Tocci prohibits him from competing with us for a period of one year following the termination of his employment for any reason. Mr. Tocci’s agreement also entitles him to receive a severance payment if: (a) we refuse to renew his agreement for any reason other than cause, (b) Mr. Tocci terminates his employment for good reason or (c) we notify Mr. Tocci that we will not renew the agreement upon expiration and Mr. Tocci resigns within thirty days after receipt of this notice. The amount of the severance payment will be equal to the sum of six months salary plus fifty percent of the average annual bonus earned by Mr. Tocci for the two calendar years preceding the termination of his employment. In addition, if the agreement is terminated under the circumstances described in (c) above, Mr. Tocci will also be entitled to the salary payable over the remaining term of his employment agreement, plus a prorated bonus for the year of termination. If following a change of control, Mr. Tocci’s employment is terminated without cause, or if he resigns for good reason, then in lieu of the amounts described above, the severance payment will be equal to (i) the greater of the salary payable over the remaining term of the agreement, or one year’s salary, plus (ii) the average annual bonus earned by Mr. Tocci for the two calendar years preceding the termination.

Michael S. Clementi is employed pursuant to an agreement entered into in July 2002. Under his employment agreement, Mr. Clementi received an annual base salary of $425,000. On March 21, 2006, effective as of January 1, 2006, our Compensation Committee approved an increase of his annual base salary to $475,000. Pursuant to his employment agreement, Mr. Clementi is eligible to receive an annual bonus under the EIP, calculated as a percentage of base salary, upon achievement of certain performance targets. For 2005, the performance targets were based on net income growth and the bonus payout ranged from 15% of base salary if at least 5% net income growth was achieved, to 120% of base salary if net income growth equaled or exceeded 9%. Mr. Clementi earned an annual bonus equal to 120% of base salary for 2005. For 2006, the bonus performance targets are based on net income growth and the bonus payout will range from 15% of base salary if at least 5% net income growth is achieved, to 200% of base salary if net income growth equals or exceeds 21%. For 2007 and future years, different performance goals and measures may be established by the Compensation Committee. The employment agreement with Mr. Clementi prohibits him from competing with us for a period of one year following the termination of his employment for any reason.

Although our employment agreement with Francis X. Shea expired on August 31, 2005, he continues to be employed by us as Chief Risk and Administrative Officer. On March 21, 2006, effective as of January 1, 2006, our Compensation Committee approved an increase of his annual base salary to $325,000. Mr. Shea is eligible to receive an annual bonus under the EIP. Under the terms of his prior employment agreement, Mr. Shea is prohibited him from competing with us for a period of one year from the termination of his employment with the Company.

Compensation Committee Interlocks and Insider Participation

During the 2005 fiscal year, none of the members of the Compensation Committee were employed by us and there were no “Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

Share-Based Payment Plans. The following table summarizes the stock options and SSARs outstanding as of March 31, 2006 and December 31, 2005, under our existing stock compensation plans. The weighted average remaining contractual life as of March 31, 2006 was 2.7 years for the outstanding options and 4.6 years for the outstanding SSARs, or an aggregate of 3.4 years for both the outstanding options and SSARs. As of December 31, 2005, the weighted average remaining contractual life was 3.0 years for the outstanding options and 4.3 years for the outstanding SSARs, or an aggregate of 3.2 years for both the outstanding options and SSARs.

Plan name or description (1)	(a) Number of securities to be issued upon exercise of outstanding options or conversion of outstanding SSARs	(b) Weighted-average exercise price of outstanding options and SSARs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
March 31, 2006
2001 Omnibus Plan (2)	1,995,000	$22.64	—
1996 Employee Stock Option Plan (3)	763,000	6.66	—
1993 Non-Employee Directors Stock Option Plan (4)	210,000	18.01	43,000

	2,968,000	18.21	43,000

December 31, 2005
2001 Omnibus Plan (2)	1,315,000	$16.17	739,000
1996 Employee Stock Option Plan (3)	788,000	6.67	—
1993 Non-Employee Directors Stock Option Plan (4)	235,000	16.93	43,000

	2,338,000	13.04	782,000

(1)	All share-based payment plans described in this table were approved by shareholders.
(2)	Under the 2001 Omnibus Plan, at March 31, 2006 and December 31, 2005, outstanding options expire between September 2006 and January 2010. Outstanding SSARs at March 31, 2006 expire between January 2010 and March 2011 whereas outstanding SSARs at December 31, 2005 expire between January 2010 and July 2010.
(3)	The 1996 Employee Stock Option Plan was replaced by the 2001 Omnibus Plan. Outstanding options at March 31, 2006 and December 31, 2005 under the 1996 Plan expire between January 2008 and October 2011.
(4)	Under the 1993 Non-Employee Directors Stock Option Plan, outstanding options at March 31, 2006 expire between August 2007 and June 2010 whereas outstanding options at December 31, 2005 expire between August 2006 and June 2010.

Restricted Stock Grants. Since 2001, we granted restricted stock to our employees under the 2001 Omnibus Plan. In addition, in 2004, we granted restricted stock in connection with the acquisition of Tramp Holdings Limited (“Tramp Oil”) in 2004. As of March 31, 2006, we had 467,000 shares of outstanding restricted stock vesting between January 2009 and March 2011. As of December 31, 2005, we had 428,000 shares of outstanding restricted stock vesting between January 2006 and June 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock and Stock Units, as of March 31, 2006, by (i) each person known to the Company to beneficially own more than 5% of our outstanding Common Stock; (ii) the Named Executive Officers during the 2005 fiscal year who were serving as officers of the Company as of December 31, 2005; (iii) each Director and (iv) all the Named Executive Officers and Directors as a group. Except as shown in the table, no other person is known by us to own beneficially more than 5% of our outstanding Common Stock. Unless otherwise stated, all shares are held with sole dispositive and voting power.

Name	Number of Shares of Common Stock Owned (1) (2)	Options Exercisable Within 60 days (3)	Number of Shares of Stock Units Owned (4)	Percent (5)
FMR Corp. (6)	3,841,650	—	—	14.0%

Paul H. Stebbins	398,844	683,333	—	3.8%
Michael J. Kasbar	577,209	465,333	—	3.7%
Robert S. Tocci	74,400	16,668	—	*
Michael S. Clementi	144,149	16,668	—	*
Francis X. Shea	100,275	113,333	—	*
Ken Bakshi	10,066	30,000	6,066	*
John R. Benbow	12,156	40,000	6,066	*
Richard A. Kassar	7,000	40,000	—	*
Myles Klein	31,000	40,000	—	*
J. Thomas Presby	—	20,000	6,066	*
Jerome Sidel	37,125	40,000	—	*
All Executive Officers and Directors as a Group (11 persons)	1,392,224	1,505,335	18,198	10.0%

*	Less than one percent (1%)
(1)	The number of shares shown includes shares that are individually or jointly owned, shares over which the individual has either sole or shared investment or voting authority, and shares owned by members of the individual’s family that reside in the same home as the individual.
(2)	This column includes restricted shares of Common Stock that are owned by the Named Executive Officers and have not vested. The executives may vote the restricted shares and receive dividends thereon, but may not transfer the shares prior to vesting. The restricted shares vest at various times over a period of years ending in 2011. The Named Executive Officers own the following number of unvested restricted shares:

Paul H. Stebbins	73,523 shares
Michael J. Kasbar	73,523 shares
Robert S. Tocci	32,485 shares
Michael S. Clementi	52,485 shares
Francis X. Shea	20,862 shares

all executive officers	252,878 shares

(3)	Reflects the number of shares that could be purchased pursuant to options exercisable at March 31, 2006 or within 60 days thereafter under our share-based payment plans.
(4)	The Stock Units shown in this column relate to the deferral of stock grants and Stock Units issued in accordance with the Stock Deferral Plan relating to cash dividends that would have been paid for such deferred stock grants.

(5)	The percentages shown are based on 27,477,859 shares of Common Stock issued and outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued.
(6)	Based on information disclosed, as of February 14, 2006, in a Schedule 13G/A, as filed with the SEC, Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,171,950 shares of our outstanding Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “Fidelity Funds”).

The ownership of one investment company, Fidelity Low Priced Stock Fund, amounted to 2,285,712 shares of our Common Stock. Fidelity Low Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the Fidelity Funds each has sole power to dispose of the 3,171,950 shares owned by the Fidelity Funds.

Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

Neither FMR Corp. nor Edward C. Johnson, 3d. , Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 669,700 shares of our Common Stock as a result of its serving as investment manager of institutional account(s).

Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 669,700 shares and sole power to vote or to direct the voting of 669,700 shares of Common Stock owned by the institutional account(s) as reported above.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The following table presents aggregate fees for professional audit services rendered by our independent registered certified public accountants, PricewaterhouseCoopers, for the audit of our consolidated financial statements for the 2004 and 2005 fiscal years, and fees billed for other services rendered by PricewaterhouseCoopers during those periods.

Services Rendered	2004	2005
Audit Fees	$926,019	$1,461,400
Audit Related Fees	465,000	965,500
All Other Fees	—	17,330

Audit Fees. These amounts represent fees for professional services rendered for the audits of our consolidated financial statements included in our Form 10-K, reviews of the quarterly consolidated financial statements included in our Forms 10-Q, statutory audits, other SEC filings and accounting consultations on matters related to the annual audits or interim reviews. For the 2004 fiscal year, the audit fees also include $500,000 in additional fees for professional services rendered for the reaudit of the financial statements of Tramp Oil, which we acquired in April 2004. The increase in audit fees billed to us in the 2005 fiscal year was principally attributable to additional professional services rendered in connection with our statutory audits, the restatement of our financial statements in the first quarter of 2005, our September 2005 public stock offering and derivative accounting consultations.

Audit-Related Fees. These amounts represent fees for professional services rendered for the assessment of our internal control assertions required by Section 404 of the Sarbanes Oxley Act of 2002 and the audit of the financial statement for our employee benefit plan. The increase in audit-related fees billed to us in the 2005 fiscal year was principally attributable to additional professional services rendered in connection with the 2005 internal control assessment.

All Other Fees. These amounts represent subscription fees for accounting research software.

The Audit Committee approved all services provided by, and all fees paid to, PricewaterhouseCoopers. The Audit Committee has considered the services provided by PricewaterhouseCoopers as described above, and has determined that such services are compatible with maintaining PricewaterhouseCoopers’ independence.

The Audit Committee approved a policy that authorizes the Chairman of the Audit Committee to pre-approve audit and non-audit services to be provided by the independent registered certified public accountants so long as such services: (a) involve fees of less than $10,000, and (b) are subsequently reported to and approved by the full Audit Committee. Pursuant to this policy, all audit and non-audit services to be provided by the independent registered certified public accountants, involving fees of $10,000 or more, must be pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2006.

WORLD FUEL SERVICES CORPORATION

/s/ Michael J. Kasbar
Michael J. Kasbar
Director, President, and Chief Operating Officer

EXHIBIT INDEX

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