Form 10-Q
period 2006-03-31
WORLD FUEL SERVICES CORP
filed 2006-05-10
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had a total of 27,520,000 shares of common stock, par value $0.01 per share, issued and outstanding as of May 5, 2006.

Part I

Item 1. Financial Statements

General

The following unaudited condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2006 will not necessarily be indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended March 31, 2006 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 (“2005 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$149,677	$133,284
Short-term investments	10,000	10,000
Accounts and notes receivable, net	758,513	688,129
Inventories	44,145	35,802
Prepaid expenses and other current assets	105,011	81,095

Total current assets	1,067,346	948,310
Property and equipment, net	13,925	11,579
Goodwill	44,275	42,123
Identifiable intangible assets, net	6,176	6,038
Other assets	8,087	5,951

Total assets	$1,139,809	$1,014,001

Liabilities:
Current liabilities:
Current maturities of long-term debt	$5	$737
Accounts payable	617,140	534,064
Customer deposits	51,017	23,776
Payables related to derivative contracts	41,253	23,637
Accrued expenses and other current liabilities	36,562	53,342

Total current liabilities	745,977	635,556
Long-term debt	20,057	20,006
Deferred compensation and other long-term liabilities	5,051	5,092

Total liabilities	771,085	660,654

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 27,478,000 shares and 27,370,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	275	274
Capital in excess of par value	158,772	157,436
Retained earnings	209,446	195,494
Accumulated other comprehensive income	231	143

Total stockholders’ equity	368,724	353,347

Total liabilities and stockholders’ equity	$1,139,809	$1,014,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2006	2005
Revenue	$2,534,006	$1,774,586
Cost of sales	2,484,261	1,739,075

Gross profit	49,745	35,511

Operating expenses:
Compensation and employee benefits	18,744	16,734
Provision for bad debts	508	2,491
General and administrative	10,540	7,563

	29,792	26,788

Income from operations	19,953	8,723

Other expense, net:
Interest income	1,527	481
Interest expense and other financing costs	(604)	(733)
Other, net	(952)	(58)

	(28)	(310)

Income before income taxes	19,925	8,413
Provision for income taxes	5,116	944

	14,809	7,469
Minority interest in (loss) income of consolidated subsidiaries	(169)	87

Net income	$14,978	$7,382

Basic earnings per share	$0.56	$0.33

Basic weighted average shares	26,963	22,410

Diluted earnings per share	$0.52	$0.31

Diluted weighted average shares	28,642	23,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$14,978	$7,382

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	508	2,491
Depreciation and amortization	1,004	831
Deferred income tax provision (benefit)	2,487	(2,239)
Unrealized (gains) losses on derivatives, net	(426)	2,122
Share-based compensation charges	934	707
Other non-cash operating charges	193	148
Changes in operating assets and liabilities:
Accounts and notes receivable	(70,892)	(53,223)
Inventories	(7,944)	(308)
Prepaid expenses and other current assets	(28,582)	(26,679)
Other assets	131	(423)
Accounts payable	83,076	13,348
Customer deposits	27,241	(8,112)
Payables related to derivative contracts	17,643	29,574
Accrued expenses and other current liabilities	(17,193)	(14,657)
Deferred compensation and other long-term liabilities	(233)	1,455

Total adjustments	7,947	(54,965)

Net cash provided by (used in) operating activities	22,925	(47,583)

Cash flows from investing activities:
Capital expenditures	(2,062)	(440)
Acquisition of business	(2,600)	—

Net cash used in investing activities	(4,662)	(440)

Cash flows from financing activities:
Dividends paid on common stock	(1,027)	(855)
Payment of minority interest	(512)	—
Borrowings under revolving credit facility	—	60,000
Repayments under revolving credit facility	—	(20,000)
Repayment of promissory notes	(500)	(1,100)
Proceeds from exercise of stock options	467	146
Other	(298)	—

Net cash (used in) provided by financing activities	(1,870)	38,191

Net increase (decrease) in cash and cash equivalents	16,393	(9,832)
Cash and cash equivalents, at beginning of period	133,284	64,178

Cash and cash equivalents, at end of period	$149,677	$54,346

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.0 million and $0.9 million at March 31, 2006 and 2005, respectively, and were paid in April 2006 and 2005, respectively.

We had capital expenditures of approximately $1.0 million which were included in accrued expenses and other current liabilities as of March 31, 2006.

In connection with our acquisition of the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada from the minority owners, we issued a promissory note of approximately $0.1 million. See “Recent Acquisition” in Note 1 in the accompanying notes for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Recent Acquisition and Significant Accounting Policies

Recent Acquisition

Effective March 1, 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (“Earn-out”).

The ToBras Acquisition was accounted for pursuant to the Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” In accordance with SFAS No. 141, purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. As such, no amounts relating to the Earn-out have been recorded or reflected in the financial statements as of March 31, 2006.

Prior to the ToBras Acquisition, we owned 67% of the outstanding shares of Tramp Oil Brazil. As the majority and controlling owner of Tramp Oil Brazil, we had consolidated Tramp Oil Brazil in our financial statements. Immediately prior to the closing of the ToBras Acquisition, Tramp Oil Brazil declared a dividend to the minority owners that represented their share of Tramp Oil Brazil’s net assets.

The aggregate purchase price was allocated to the acquired net assets based on their estimated fair values. We recorded identifiable intangible assets of $0.5 million for the value attributable to certain non-compete agreements that were entered into with executives of Tramp Oil Brazil in connection with the ToBras Acquisition. We are using the straight-line method to amortize these intangible assets over the three-year term of the non-compete agreements through March 2009. As of March 31, 2006, based on our preliminary allocation of the purchase price, we recorded goodwill, representing the cost in excess of the fair value of net assets acquired for this acquisition, of $2.2 million. We have not completed the allocation of the purchase price relating to the ToBras Acquisition.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2005 10-K Report.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation in the financial statements or disclosing the pro forma impact of share-based compensation on the statement of income in the notes to the financial statements. In April 2005, the SEC amended Rule 4-01(a) of Regulation S-X, which deferred the compliance date for the adoption of the revised statement. In January 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and therefore did not restate the results of prior periods. However, the unearned deferred compensation of $4.4 million as of December 31, 2005 was reclassified to capital in excess of par value. Because we adopted the fair value provisions of SFAS No. 123 using the prospective method in April 2002, the adoption of SFAS No. 123(R) did not significantly impact our financial position or results of operations.

For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because there were no outstanding, non-vested stock options granted prior to April 2002 during the three months ended March 31, 2005, all of our non-vested share-based payments were accounted for using the fair value provisions of SFAS No. 123.

SFAS No. 123(R) also requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123(R), such excess tax benefits were presented as operating cash flows. No excess tax benefits were recorded during the three months ended March 31, 2006 since the Company has an NOL carryforward. For the three months ended March 31, 2005, we also did not record any excess tax benefits.

We account for the granting of stock options and stock-settled stock appreciation rights (“SSARs”) to our employees and non-employee directors under the fair value method of accounting using a Black-Scholes valuation model. The fair value of stock options and SSARs is recorded and amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis. The following table summarizes the weighted average fair value of the stock options and SSARs granted for each of the following periods and the related weighted average assumptions:

	For the Three Months ended March 31,
	2006	2005
Fair-value of stock option and SSARs (per share)	$11.16	$7.32
Expected life (in years)	4.3	4.4
Dividend yields	0.5%	0.7%
Risk-free interest rates	4.7%	3.9%
Volatility	31.7%	28.9%

The expected life of the options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting employment termination behavior. Dividend yields are based on the historical dividends of the Company over the period that is equivalent to the award’s expected life. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Expected volatility is based on the historical volatility of the Company’s stock over the period that is equivalent to the award’s expected life.

The fair value of restricted common stock granted is based on the market value of our common stock on the date of grant and is amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis. The weighted average fair value of the restricted stock granted and issued to employees was $34.82 per share and $25.55 per share for three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $14.4 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is expected to be recognized as compensation expense over the equivalent of a weighted-average period of 1.2 years. As of March 31, 2006, the unrecognized compensation cost is expected to be expensed in our statements of income as follows (in thousands):

Period Ended December 31,
2006 (9 months)	$5,042
2007 (fiscal year)	5,232
2008 (fiscal year)	3,435
2009 (fiscal year)	363
2010 (fiscal year)	363

$14,435

Comprehensive Income

Other comprehensive income (“OCI”) is calculated taking into consideration qualifying cash flow hedges pertaining to derivatives. The following table reconciles our reported net income with comprehensive income for all periods presented (in thousands):

	For the Three Months ended March 31,
	2006	2005
Net income, as reported	$14,978	$7,382
Net unrealized income on qualifying cash flow hedges, net of income tax provision of $145 and $22 for the three months ended March 31, 2006 and 2005, respectively	231	35

Comprehensive income	$15,209	$7,417

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the sum of the weighted average number of shares of common stock outstanding and common stock equivalents arising out of non-employee stock options, employee director stock options, SSARs, stock units and non-vested restricted common stock. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended March 31,
	2006	2005
Basic weighted average shares	26,963	22,410
Common stock equivalents	1,679	1,531

Diluted weighted average shares used in the calculation of diluted earnings per share	28,642	23,941

Shares subject to stock options, SSARs and non-vested restricted common stock which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	768	50

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are in the process of evaluating the impact of the adoption of this statement on our financial condition or results of operations.

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 will be effective in the first interim or annual reporting period beginning after March 15, 2006. We believe that the adoption of EITF No. 04-13 will not have a significant effect on our gross revenue and cost of sale.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our financial position, results of operations or cash flows.

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our financial position or results of operations.

2. Income Taxes

The income tax provision recorded for the three months ended March 31, 2006 and 2005 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2006	2005
Income tax provision	$5,116	$944

Effective income tax rate	25.7%	11.2%

The higher effective tax rate for the three months ended March 31, 2006 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

3. Stockholders’ Equity

Dividends

We declared cash dividends of $0.0375 per share for each of the three months ended March 31, 2006 and 2005. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the credit facility agreement.

Share-Based Payment Plans

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “Directors Plan”). The Directors Plan permits the issuance of options to purchase up to an aggregate of 0.5 million shares of our common stock. Additional options to purchase shares of our common stock may be granted under the Directors Plan for any options that are forfeited, expired or canceled without delivery of shares of our common stock. Also, shares delivered to us from non-employee directors as payment for option exercise prices and related withholding taxes are added to the maximum amount of shares that may be issued under the plan. Under the Directors Plan, members of the Board of Directors who are not our employees receive a non-qualified option to purchase ten thousand shares, on a pro-rata basis, when such person is first elected to the Board of Directors and will receive a non-qualified option to purchase ten thousand shares each year that the individual is re-elected. Options granted are fully exercisable upon grant. All options under the Directors Plan expire five years after the date of grant. Outstanding options at March 31, 2006 under the Directors Plan expire between August 2007 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”). Options granted under the 1996 Plan, but not yet exercised, survive the 1996 Plan until the options expire. Outstanding options at March 31, 2006 under the 1996 Plan expire between January 2008 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001. The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and its purpose is to recruit, reward, and motivate all executives and key employees to work as a team to achieve our corporate goal of maximizing shareholder return, and to permit the Compensation Committee to use a broader range of stock incentives, such as stock appreciation rights, performance share awards and restricted stock, as well as non-stock performance awards, to motivate executives and key employees.

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

As of March 31, 2006, the aggregate limit on the shares of common stock which may be issued under the 2001 Plan was approximately 2.9 million shares, of which approximately 1.2 million shares and 1.1 million shares are subject to options and SSARs already issued, respectively, and an additional 0.6 million shares have been issued as restricted common stock grants.

The provisions of the 2001 Plan authorize the grant of common stock, which can be restricted, or stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, or stock appreciation rights, or other share or non-share-based awards, including but not limited to stock units, performance units, or dividend equivalent payments. The 2001 Plan is unlimited in duration and, in the event of its termination, the 2001 Plan will remain in effect as long as any of the above items are outstanding; provided, however, that no awards may be granted under the 2001 Plan after May 2009. The term and vesting period of awards granted under the 2001 Plan are established on a per grant basis, but in no event shall stock options or stock appreciation rights remain exercisable after the five-year anniversary of the date of grant. Under the 2001 Plan, at March 31, 2006, outstanding options expire between September 2006 and January 2010 and outstanding SSARs expire between January 2010 and March 2011.

As of March 31, 2006, the following table summarizes the outstanding stock options and SSARs issued pursuant to the plans described above (in thousands, except weighted average price data):

Plan name or description	Maximum number of securities to be issued upon exercise of outstanding options or conversion of outstanding SSARs	Weighted average exercise or conversion price of outstanding options and SSARs	Number of securities remaining available for future issuance under equity compensation plans
2001 Omnibus Plan	1,995	$22.64	—
1996 Employee Stock Option Plan	763	6.66	—
1993 Non-Employee Directors Stock Option Plan	210	18.01	43

	2,968	$18.21	43

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for the three months ended March 31, 2006 (in thousands, except grant date fair value data):

	Restricted Stock Outstanding	Weighted Average Grant-Date Fair Value Price
Restricted stock outstanding at December 31, 2005	428	$17.14
Granted and issued	50	34.82
Vested	(11)	10.98

Restricted stock outstanding at March 31, 2006	467	$19.20

During March 31, 2006, the aggregate value of the restricted stock vested was $0.4 million based on the difference between the average of the high and low market price of our common stock at the vesting date. No restricted stock vested during the three months ended March 31, 2005.

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for the three months ended March 31, 2006 (in thousands, except weighted average exercise price data):

	Options Outstanding			Options Exercisable
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options at December 31, 2005	1,969	$10.87	$44,980	1,641	$10.24	$38,517
Exercised	(60)	8.43	1,820

Options at March 31, 2006	1,909	$10.96	$56,283	1,598	$10.41	$47,986

During March 31, 2006 and 2005, the aggregate intrinsic value of the options exercised was $1.8 million and $0.4 million based on the difference between the average of the high and low market price of our common stock at the exercise date and the option exercise price.

The following table summarizes the exercise prices of our stock options outstanding and exercisable at March 31, 2006 (in thousands, except exercise price data and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.70 to $4.63	300	4.7	$4.01	300	$4.01
$5.38 to $6.49	269	2.7	5.65	269	5.65
$9.55 to $12.50	680	1.9	10.93	576	10.79
$13.63 to $16.98	530	2.4	14.47	330	14.46
$22.13 to $28.05	130	3.7	23.91	123	28.05

Total	1,909	2.7	$10.96	1,598	$10.41

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions for the three months ended March 31, 2006 (in thousands, except weighted average conversion price data):

	SSARs Outstanding			SSARs Exercisable
	Options	Weighted Average Conversion Price	Aggregate Intrinsic Value	Options	Weighted Average Conversion Price	Aggregate Intrinsic Value
SSARs at December 31, 2005	369	$24.63	$3,355	—	$—	$—
Granted	690	34.83

SSARs at March 31, 2006	1,059	$31.27	$9,704	—	$—	$—

There were no exercises of SSARs during the three months ended March 31, 2006 and 2005.

The following table summarizes the conversion prices of our SSARs outstanding and exercisable at March 31, 2006 (in thousands, except conversion price data and contractual life):

	SSARs Outstanding			SSARs Exercisable
Range of Conversion Price	SSARs	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Conversion Price	SSARs	Weighted Average Conversion Price
$22.90 to $28.60	369	4.0	$24.63	—	$—
$34.46 to $34.83	690	5.0	34.83	—	—

Total	1,059	4.6	$31.27	—	$—

4. Commitments and Contingencies

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

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the three months ended March 31, 2006. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. No significant developments occurred with respect to this suit during the three months ended March 31, 2006. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the three months ended March 31, 2006. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

We may not prevail in the legal proceedings described above and we cannot estimate our ultimate exposure if we do not prevail. A ruling against us in any of the proceedings described above could have a material adverse effect on our financial condition and results of operations.

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

5. Business Segments

We have three reportable operating segments as of March 31, 2006: marine, aviation and land. During the three months ended March 31, 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing its results, our activities for fuel sales and related services to the land transportation market will be treated as a separate reportable operating segment. Prior to this determination, the land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our business segments for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	For the Three Months ended March 31,
	2006	2005
Revenue
Marine segment	$1,344,559	$911,073
Aviation segment	1,119,608	805,388
Land segment	69,839	58,125

	$2,534,006	$1,774,586

Income from operations
Marine segment	$11,000	$5,021
Aviation segment	12,469	7,414
Land segment	192	405

	23,661	12,840
Corporate overhead	(3,708)	(4,117)

	$19,953	$8,723

	As of
	March 31, 2006	December 31, 2005
Accounts and notes receivable, net
Marine segment, net of allowance for bad debts of $6,196 and $6,622 at March 31, 2006 and December 31, 2005, respectively	$532,598	$463,486
Aviation segment, net of allowance for bad debts of $5,109 and $4,864 at March 31, 2006 and December 31, 2005, respectively	200,152	201,881
Land segment, net of allowance for bad debts of $743 and $723 at March 31, 2006 and December 31, 2005, respectively	25,763	22,762

Accounts and notes receivable, net of allowance for bad debts of $12,048 and $12,209 at March 31, 2006 and December 31, 2005, respectively	$758,513	$688,129

Goodwill
Marine segment	$36,066	$33,914
Aviation segment	8,209	8,209
Land segment	—	—

	$44,275	$42,123

Total assets
Marine segment	$693,517	$555,494
Aviation segment	288,759	284,999
Land segment	26,088	22,951
Corporate	131,445	150,557

	$1,139,809	$1,014,001

For purposes of comparability, results for the land reportable segment for each of the quarters in the fiscal year ended December 31, 2005 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$58,125	$81,252	$110,346	$78,263

Gross profit	$851	$1,185	$1,552	$1,408

Income from operations	$405	$681	$341	$(485)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2005 10-K Report and the condensed consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Part II – Other Information”, “Item 1A – Risk Factors.”

Forward-Looking Statements

Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our ability to remediate our previously reported material weaknesses in our internal control over financial reporting; and

•	other risks, including those described in “Risk factors” of our 2005 10-K Report and those described from time to time in our filings with the SEC.

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

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer marine fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors who service the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced by our revenue and cost of sales increases year over year. However, our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit which is not directly correlated to the price of fuel. Therefore, in a period of increasing or decreasing oil prices, our revenue and cost of sales should increase or decrease proportionately but our gross profit may not be negatively or positively impacted by such price changes. As such, we believe that gross profit, rather than revenue, is the better indicator of our business performance.

In our marine segment, we primarily act as a reseller of fuel, but we also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. Profits from our aviation and land segments are directly related to the volume and the gross profit achieved on fuel sales. We do not act as brokers in our aviation or land segments. A segment’s profitability also depends on operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, natural disasters such as the impact of Hurricane Katrina and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See “Part II – Other Information”, “Item 1A – Risk Factors” of this Form 10-Q.

Reportable Segments

We have three reportable operating segments as of March 31, 2006: marine, aviation and land. During the three months ended March 31, 2006, we determined that due to expanding business operations, increased infrastructure support and managements’ approach to reviewing its results, our activities for fuel sales and related services in the land transportation market will be treated as a separate reportable operating segment. Prior to this determination, our land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Since our activities for land fuel sales and related services are treated as a reportable operating segment for the first time this quarter, the following is a business description of our land segment.

Land Segment

We market fuel and related services to petroleum distributors operating in the land transportation market. Our land related services include management services for the procurement of fuel, price risk management and financing. Most of our business is generated from our offices in California, Texas and Miami, which provide the appropriate network to enable us to provide land fuel and related services throughout most of the United States.

In our land segment, we act as a reseller. We purchase fuel from a supplier, mark it up and resell it to our customers through rack spot sales and contract sales. We primarily purchase our land fuel from suppliers throughout the United States. Our suppliers typically extend us unsecured trade credit for our fuel purchases. Our cost of fuel is generally tied to market-based formulas. We extend unsecured credit to most of our customers and offer them fuel-pricing alternatives through our price risk management services.

Fuel is delivered to our customers directly at designated tanker truck loading terminals commonly referred to as “racks.” These racks are owned and operated by our suppliers or third-party consortiums. We do not hold any inventory.

Rack Spot Sales. Rack spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Rack spot sales are priced on a daily basis through truck loading terminals. At the end of each day, we establish the following day’s sales price for our fuel. We announce or “post” the rack spot sale price for the following morning to our customers via facsimile, e-mail, and telephone communications.

Contract Sales. Contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specific volumes of fuel from us during the contract term. The pricing of the fuel is based on published index prices or rack spot prices, plus our margin.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Our revenue for the first quarter of 2006 was $2.5 billion, an increase of $759 million, or 42.8%, as compared to the first quarter of 2005. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2006	2005	$ Change
Marine segment	$1,344,559	$911,073	$433,486
Aviation segment	1,119,608	805,388	314,220
Land segment	69,839	58,125	11,714

	$2,534,006	$1,774,586	$759,420

Our marine segment contributed $1.3 billion in revenue for the first quarter of 2006, an increase of $433.5 million, or 47.6%, over the first quarter of 2005. Of the total increase in marine segment revenue, $421.0 million was due to a 45.8% increase in the average price per metric ton sold, due to higher world oil prices. The remaining increase of $12.5 million was primarily due to an increase in marine resale volume.

Our aviation segment contributed $1.1 billion in revenue for the first quarter of 2006, an increase of $314.2 million, or 39.0%, as compared to the first quarter of 2005. Of the total increase in aviation segment revenue, $269.6 million was due to a 31.7% increase in the average price per gallon sold, due to higher world oil prices. The remaining revenue increase of approximately $44.6 million pertained to increased sales volume. The increase in aviation segment sales volume was largely due to additional sales to new and existing customers.

Our land segment contributed $69.8 million in revenue for the first quarter of 2006, an increase of $11.7 million, or 20.2%, over the first quarter of 2005. Of the total increase in land segment revenue, $14.2 million was due to a 25.6% increase in the average price per gallon sold, due to higher world oil prices. Partially offsetting this increase was a $2.5 million decline due to lower business volume.

Gross Profit. Our gross profit for the first quarter of 2006 was $49.7 million, an increase of $14.2 million, or 40.1%, as compared to the first quarter of 2005. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2006	2005	$ Change
Marine segment	$24,499	$17,470	$7,029
Aviation segment	24,166	17,190	6,976
Land segment	1,080	851	229

	$49,745	$35,511	$14,234

Our marine segment gross profit for the first quarter of 2006 was $24.5 million, an increase of $7.0 million, or 40.2%, as compared to the first quarter of 2005. Of the total increase in marine segment gross profit, $4.6 million resulted from higher gross profit per metric ton, which reflects advantageous pricing due to favorable market conditions, and $2.5 million net positive impact related to our inventory hedging and price risk management programs. Partially offsetting these increases were $0.1 million related to lower unit sales volume attributable to a decrease in marine brokered volume.

Our aviation segment gross profit for the first quarter of 2006 was approximately $24.2 million, an increase of $7.0 million, or 40.6%, as compared to the first quarter of 2005. Contributing to the total increase was $5.5 million in higher gross profit per gallon sold, which reflects advantageous pricing due to favorable market conditions and a change in business mix, $1.0 million in increased sales volume and a $0.5 million net positive impact related to our inventory hedging and price risk management programs.

Our land segment gross profit for the first quarter of 2006 was approximately $1.1 million, an increase of $0.2 million, or 27.0%, as compared to the first quarter of 2005. The increase in land segment gross profit was entirely due to higher gross profit per gallon sold, partially offset by a decrease in sales volume.

Operating Expenses. Total operating expenses for the first quarter of 2006 were $29.8 million, an increase of $3.0 million, or 11.2% as compared to the first quarter of 2005. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,
	2006	2005	$ Change
Compensation and employee benefits	$18,744	$16,734	$2,010
Provision for bad debts	508	2,491	(1,983)
General and administrative	10,540	7,563	2,977

	$29,792	$26,788	$3,004

Of the total increase in operating expenses, $2.0 million was related to compensation and employee benefits and $3.0 million to general and administrative expenses. Partially offsetting was a $1.9 million decrease to provision for bad debts. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: office rent, professional and consulting fees, telecommunication, depreciation and traveling expenses. The decrease in the provision for bad debts was attributable to provisions recorded for two marine customers during the first quarter of 2005. In spite of high world oil prices, we believe the quality of our accounts receivable portfolio have improved.

Operating Income. Our income from operations for the first quarter of 2006 was $20.0 million, an increase of $11.2 million as compared to $8.7 million for the first quarter of 2005. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2006	2005	$ Change
Marine segment	$11,000	$5,021	$5,979
Aviation segment	12,469	7,414	5,055
Land segment	192	405	(213)

	23,661	12,840	10,821
Corporate overhead	(3,708)	(4,117)	409

	$19,953	$8,723	$11,230

The marine segment earned $11.0 million in income from operations for the first quarter of 2006, an increase of approximately $6.0 million as compared to $5.0 million for the first quarter of 2005. This increase resulted from a $7.0 million increase in gross profit, partially offset by increased operating expenses of $1.0 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debts. For detailed explanations of the changes in total operating expenses for the first quarter of 2006 as compared to the first quarter of 2005, see the above discussion on operating expenses.

The aviation segment income from operations was $12.5 million for the first quarter of 2006, an increase of $5.1 million, or 68.2%, as compared to the first quarter of 2005. This improvement was due to a $7.0 million increase in gross profit partially offset by an increase in operating expenses of $1.9 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debts. For detailed explanations of the changes in total operating expenses for the first quarter of 2006 as compared to the first quarter of 2005, see the above discussion on operating expenses.

The land segment income from operations was $0.2 million for the first quarter of 2006, a decrease of $0.2 million as compared to the first quarter of 2005. This was a result of a $0.4 million increase in operating expenses partially offset by an increase in gross profit of $0.2 million The increase in land segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debts. For detailed explanations of the changes in total operating expenses for the first quarter of 2006 as compared to the first quarter of 2005, see the above discussion on operating expenses.

Corporate overhead costs not charged to the business segments totaled $3.7 million for the first quarter of 2006, a slight decrease of $0.4 million as compared to the first quarter of 2005. For detailed explanations of the changes in total operating expenses for the first quarter of 2006 as compared to the first quarter of 2005, see the above discussion on operating expenses.

Other Income and Expense, net. During the first quarter of 2006, other expenses decreased by $0.3 million as compared to the first quarter of 2005. This decrease was primarily related to additional interest income as a result of a larger average cash position and a decrease in interest expense and other financing costs associated with our revolving credit facility. Partially offsetting this decrease were foreign currency losses and other non-operating expenses recorded in the first quarter of 2006.

Taxes. For the first quarter of 2006, our effective tax rate was 25.7%, for an income tax provision of $5.1 million, as compared to 11.2% and an income tax provision of $0.9 million for the first quarter of 2005. The higher effective tax rate for the three months ended March 31, 2006 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first quarter of 2006 was $15.0 million, an increase of $7.6 million as compared to $7.4 million for the first quarter of 2005. Diluted earnings per share for the first quarter of 2006 was $0.52 per share, an increase of $0.21 per share, or 69.6%, as compared to the first quarter of 2005.

Liquidity and Capital Resources

We had cash and cash equivalents of $149.7 million as of March 31, 2006 as compared to $133.3 million at December 31, 2005. Additionally, at both balance sheet dates of March 31, 2006 and December 31, 2005, we had short-term investments of $10.0 million with duration of approximately 30 days. Our primary use of cash, cash equivalents and short term investments, where needed, is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which can be purchased on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we have committed to an enterprise integration project which will result in a new company-wide information system conversion to support our business growth and complexity of global activities.

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. Outstanding borrowings under our revolving credit facility and our cash on hand fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our revolving credit facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of March 31, 2006, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $38.6 million. The revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. Currently, we believe we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of March 31, 2006, we had outstanding letters of credit of $13.4 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of March 31, 2006, our weighted average interest rate on borrowing under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum.

Net cash provided by operating activities totaled $22.9 million for the first quarter of 2006 as compared to net cash used of $47.6 million for 2005. This positive change in cash flows from operating activities of $70.5 million was primarily due to an increase in our net income and changes in operating assets and liabilities primarily as a result of the timing of cash receipts from customers and cash payments to suppliers.

During the first quarter of 2006, net cash used in investing activities was $4.7 million compared to $0.4 million for 2005. This $4.2 million change in cash flows from investing activities was due to an increase in cash paid for capital expenditures primarily relating to the enterprise integration project and the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada in the first quarter of 2006.

Net cash used in financing activities was $1.9 million for the first quarter of 2006 as compared to net cash provided of $38.2 million for 2005. This $40.0 million change was primarily due to net borrowings under our revolving credit facility during the first quarter of 2005.

Working capital at March 31, 2006 was $321.4 million, representing an increase of $8.6 million from working capital at December 31, 2005. Our accounts and notes receivable amounted to $758.5 million at March 31, 2006 as compared to $688.1 million at December 31, 2005. The increase in accounts and notes receivable of $70.4 million was primarily due to increases in fuel prices and aviation sales volume. At March 31, 2006, the allowance for bad debts of $12.0 million decreased by $0.2 million as compared to December 31, 2005.

Inventories of $44.1 million, at March 31, 2006, increased $8.3 million from December 31, 2005. This increase was due to higher inventory levels and fuel prices at the end of the first quarter of 2006. As of March 31, 2006, prepaid expenses and other current assets increased $23.9 million primarily due to increases in deposits and receivables related to derivative contracts partially offset by a decrease in deferred tax assets.

Our current liabilities, other than short-term debt, increased $111.2 million primarily due to an increase in accounts payable, which was related to increased fuel prices and increases in customer deposits and payables related to derivative contracts, partially offset by a were decrease in accrued compensation due to payments during the first quarter of 2006. Short-term and long-term debt decreased by $0.7 million primarily due to the repayment of the final installment of an acquisition promissory note.

Stockholders’ equity amounted to $368.7 million at March 31, 2006, as compared to $353.3 million at December 31, 2005. The increase in stockholders’ equity of $15.4 million was mainly due to $15.0 million in earnings, the recognition of $0.9 million of compensation expenses related to share-based payments and cash proceeds from exercise of stock options, partially offset by the declaration of dividends.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our derivatives and letters of credit, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2005 to March 31, 2006. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2005 10-K Report.

Commercial commitments

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Off-balance sheet arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2006, we had letters of credit outstanding of $52.0 million, as compared to $41.1 million in letters of credit outstanding as of December 31, 2005. For additional information on our revolving credit facility and letters of credit, see further discussion in “Liquidity and Capital Resources,” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for changes in commodity table, as shown below, there were no material changes from information provided in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of our 2005 10-K Report.

As of March 31, 2006, we had the following outstanding derivative instruments:

			Notional Amount
Settlement Period	Hedge Strategy	Derivative Instrument	Marine (metric tons)	Aviation (gallons)	Average Prices	Mark to Market Gains (Losses)
2006	Fair value	Swaps	19		$21.37	$(413)
		Hedged Item	19		31.39	596
		Futures		10,710	0.05	(557)
		Hedged Item		10,710	0.05	585
	Non-designated	Swaps (Purchases)	405		63.99	25,917
		Swaps (Sales)	1,085		43.73	(47,457)
		Purchase Commitments	753		31.11	23,423
		Sales Commitments	83		23.27	(1,931)
		Swaps (Purchases)		72,515	0.06	4,303
		Swap (Sales)		43,507	0.10	(4,386)
		Sales Commitments		29,008	0.01	83
2007	Non-designated	Swaps (Purchases)	3		163.00	489
		Swaps (Sales)	18		43.00	(774)
		Purchase Commitments	15		19.00	285
		Swaps (Purchases)		1,272	0.14	174
		Swap (Sales)		1,272	0.14	(174)

						$163

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this 10-Q Report, as of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the existence of the material weaknesses discussed below as of March 31, 2006. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness Identified in Management’s Report on Internal Control over Financial Reporting

Management’s report on internal controls over financial reporting as of December 31, 2005, was included in our 2005 10-K Report. In the report, management concluded that we did not maintain effective controls over the accounting and financial reporting of our derivative program. Specifically, we did not maintain effective controls to ensure the accuracy, presentation and disclosure of our accounting for derivative instruments. This control deficiency resulted in an adjustment to the third quarter 2005 consolidated statements within cost of good sold, other comprehensive income, prepaid and other current assets and accrued expenses and other current liabilities. Additionally, this control deficiency could result in a misstatement of derivative instruments that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Status of Material Weakness Remediation

As of March 31, 2006, we did not remediate the aforementioned material weakness pertaining to the accuracy, presentation and disclosure of derivatives. This material weakness was first reported in our 2004 Annual Report on Form 10-K. In light of the material weakness described above, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. During the third quarter of 2005, we, with the assistance of an independent third party consultant, implemented various controls and improved documentation procedures over the accounting and financial reporting of our derivative program. In the fourth quarter of 2005, we made the decision to engage an international accounting firm with specialties in derivative accounting, to assist in implementing additional internal controls over the derivative program in the effort to remediate the material weakness. This firm began the engagement in January of 2006. Further, in the fourth quarter of 2005, we began the testing stage of our implementation of a derivative software application designed specifically to strengthen internal controls over financial reporting relating to the accounting for derivatives. During the fiscal quarter ended March 31, 2006, we continued to test the operation of our software application by operating it in parallel with our current process of accounting for derivatives. In addition, we continue to improve the derivative knowledge base of all relevant personnel involved in front, middle and back offices related to derivatives.

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above under item “Status of Material Weakness Remediation,” there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2006.

Part II

Item 1. Legal Proceedings

As described in “Item 3 – Legal Proceedings” of our 2005 10-K Report, we are involved in certain legal proceedings, some of which may be material. There have been no material developments in those proceedings since the filing of our 2005 10-K Report.

In addition to the matters described in our 2005 10-K report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 2005 10-K Report, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition or results of operations.

Item 1A. Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2005 10-K Report. There were no material changes to such risk factors during the three months ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2006 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
1/1/06-1/31/06	2	$33.53	—	$—	$6,013
2/1/06-2/28/06	—	—	—	—	6,013
3/1/06-3/31/06	1	40.79	—	—	6,013

Total	3	$35.61	—	$—

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

Date: May 10, 2006	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar, President and Chief Operating Officer

/s/ Robert S. Tocci
Robert S. Tocci, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)