Form 10-Q
period 2006-06-30
WORLD FUEL SERVICES CORP
filed 2006-08-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had a total of 28,295,000 shares of common stock, par value $0.01 per share, issued and outstanding as of August 4, 2006.

Part I – Financial Information

General

The following unaudited condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2006 will not necessarily be indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended June 30, 2006 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 (“2005 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1. Financial Statements

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited – In thousands, except share and per share data)

	As of
	June 30, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$159,154	$133,284
Short-term investments	—	10,000
Accounts and notes receivable, net	776,359	688,129
Inventories	55,022	35,802
Prepaid expenses and other current assets	97,957	81,095

Total current assets	1,088,492	948,310

Property and equipment, net	18,799	11,579
Goodwill	44,321	42,123
Identifiable intangible assets, net	5,769	6,038
Other assets	5,155	5,951

Total assets	$1,162,536	$1,014,001

Liabilities:
Current liabilities:
Current maturities of long-term debt	$5	$737
Accounts payable	639,578	534,064
Customer deposits	33,819	23,776
Payables related to derivative contracts	39,045	23,637
Accrued expenses and other current liabilities	36,280	53,342

Total current liabilities	748,727	635,556
Long-term debt	20,042	20,006
Deferred compensation and other long-term liabilities	5,670	5,092

Total liabilities	774,439	660,654

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,312,000 shares and 27,370,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	283	274
Capital in excess of par value	164,625	157,436
Retained earnings	222,907	195,494
Accumulated other comprehensive income	282	143

Total stockholders’ equity	388,097	353,347

Total liabilities and stockholders’ equity	$1,162,536	$1,014,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited – In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Revenue	$2,856,852	$2,117,749	$5,390,858	$3,892,335
Cost of sales	2,805,410	2,076,687	5,289,671	3,815,762

Gross profit	51,442	41,062	101,187	76,573

Operating expenses:
Compensation and employee benefits	20,476	18,426	39,220	35,160
Executive severance costs	1,545	—	1,545	—
Provision for bad debts	640	1,604	1,148	4,095
General and administrative	11,745	8,816	22,285	16,379

	34,406	28,846	64,198	55,634

Income from operations	17,036	12,216	36,989	20,939

Other income (expense), net:
Interest income	932	396	2,459	877
Interest expense and other financing costs	(400)	(805)	(1,004)	(1,538)
Other, net	301	331	(651)	273

	833	(78)	804	(388)

Income before income taxes	17,869	12,138	37,793	20,551
Provision for income taxes	3,287	2,207	8,403	3,151

	14,582	9,931	29,390	17,400
Minority interest in income (loss) of consolidated subsidiaries	79	366	(90)	453

Net income	$14,503	$9,565	$29,480	$16,947

Basic earnings per share	$0.53	$0.43	$1.09	$0.76

Basic weighted average shares	27,115	22,448	27,064	22,428

Diluted earnings per share	$0.50	$0.40	$1.02	$0.71

Diluted weighted average shares	28,873	23,977	28,780	23,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited – In thousands)

	For the Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$29,480	$16,947

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,148	4,095
Depreciation and amortization	2,103	1,687
Executive severance costs	1,545	—
Deferred income tax provision (benefit)	2,620	(2,794)
Unrealized (gains) losses from derivatives, net	(608)	4,218
Share-based compensation charges	2,490	2,011
Other	(32)	419
Changes in operating assets and liabilities:
Accounts and notes receivable	(89,378)	(96,264)
Inventories	(18,462)	3,327
Prepaid expenses and other current assets	(18,429)	(15,341)
Other assets	(118)	(693)
Accounts payable	105,514	113,680
Customer deposits	10,043	(4,438)
Payables related to derivative contracts	15,258	26,056
Accrued expenses and other current liabilities	(15,782)	(8,724)
Deferred compensation and other long-term liabilities	(165)	(1,972)

Total adjustments	(2,253)	25,267

Net cash provided by operating activities	27,227	42,214

Cash flows from investing activities:
Capital expenditures	(10,046)	(2,205)
Proceeds from the sale of short-term investments	10,000	—
Acquisition of minority interests	(2,646)	—

Net cash used in investing activities	(2,692)	(2,205)

Cash flows from financing activities:
Dividends paid on common stock	(2,068)	(1,714)
Minority interest distribution	(410)	—
Borrowings under revolving credit facility	—	125,000
Repayments under revolving credit facility	—	(133,000)
Repayment of promissory notes	(500)	(1,100)
Proceeds from exercise of stock options	4,670	458
Other	(357)	—

Net cash provided by (used in) financing activities	1,335	(10,356)

Net increase in cash and cash equivalents	25,870	29,653
Cash and cash equivalents, at beginning of period	133,284	64,178

Cash and cash equivalents, at end of period	$159,154	$93,831

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.0 million and $0.9 million at June 30, 2006 and 2005, respectively, and were paid in July 2006 and 2005, respectively.

We had capital expenditures of approximately $1.3 million which were included in accrued expenses and other current liabilities as of June 30, 2006.

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

World Fuel Services Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Recent Acquisition and Significant Accounting Policies

Recent Acquisition

Effective March 1, 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (the “Earn-out”). Purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. As such, no amounts relating to the Earn-out have been recorded or reflected in the financial statements as of June 30, 2006.

Prior to the ToBras Acquisition, we owned 67% of the outstanding shares of Tramp Oil Brazil and exercised control, and as such, we consolidated Tramp Oil Brazil in our financial statements. Immediately prior to the closing of the ToBras Acquisition, Tramp Oil Brazil declared dividends of approximately $0.2 million to the minority owners that represented their share of Tramp Oil Brazil’s net assets.

The purchase price of the ToBras Acquisition was allocated to the acquired net assets based on their estimated fair values. We recorded identifiable intangible assets of $0.5 million for the value attributable to certain non-compete agreements that were entered into with executives of Tramp Oil Brazil in connection with the ToBras Acquisition. We are using the straight-line method to amortize these intangible assets over the three-year term of the non-compete agreements through March 2009. As of June 30, 2006, based on our preliminary allocation of the purchase price, we recorded goodwill, representing the cost in excess of the fair value of net assets acquired for this acquisition, of $2.2 million. We have not yet completed the allocation of the purchase price relating to the ToBras Acquisition.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2005 10-K Report.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation in the financial statements or disclosing the pro forma impact of share-based compensation on the statement of income in the notes to the financial statements. In January 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and therefore did not restate the results of prior periods. As required under SFAS No. 123(R), the unearned deferred compensation of $4.4 million as of December 31, 2005 was reclassified to capital in excess of par value. Because we adopted the fair value provisions of SFAS No. 123 using the prospective method in April 2002, the adoption of SFAS No. 123(R) did not significantly impact our financial position or results of operations.

For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding, non-vested stock options during the six months ended June 30, 2005 were accounted for using the fair value provisions of SFAS No. 123.

SFAS No. 123(R) also requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123(R), such excess tax benefits were presented as operating cash flows. No excess tax benefits were recorded during the three and six months ended June 30, 2006 since the Company has a net operating loss carryforward. For the three and six months ended June 30, 2005, we recorded excess tax benefits of $0.5 million.

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

	For the Six Months ended June 30,
	2006	2005
Fair-value of stock option and SSARs (per share)	$11.58	$7.62
Expected life (in years)	4.3	4.6
Expected volatility	29.6%	30.7%
Risk-free interest rates	4.8%	3.9%
Dividend yields	0.4%	0.6%

The expected life of the stock options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting employment termination behavior. Expected volatility is based on the historical volatility of the Company’s stock over the period that is equivalent to the award’s expected life. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of the Company over the period that is equivalent to the award’s expected life, as adjusted for the increases in the Company’s stock price.

The fair value of common stock, restricted stock or restricted stock units (“RSUs”) granted is based on the market value of our common stock on the date of grant and is amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis. The weighted average fair value of the common stock, restricted stock and RSUs granted to employees during the six months ended June 30, 2006 and 2005 was $40.49 per share and $24.67 per share, respectively.

As of June 30, 2006, there was $21.3 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is expected to be recognized as compensation expense over the equivalent of a weighted-average period of 1.6 years. As of June 30, 2006, the unrecognized compensation cost is expected to be expensed in our statements of income as follows (in thousands):

Period Ended December 31,
2006 (6 months)	$4,429
2007 (fiscal year)	7,139
2008 (fiscal year)	5,671
2009 (fiscal year)	2,211
2010 (fiscal year)	1,430
2011 (fiscal year)	437

$21,317

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the mark-to-market gains or losses of derivatives which qualified and are designated as cash flow hedges. The following table reconciles our reported net income with comprehensive income for all periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Net income, as reported	$14,503	$9,565	$29,480	$16,947
Net unrealized income on qualifying cash flow hedges, net of income tax provision of $32 and $87 for the three and six months ended June 30, 2006 and net of $82 and $60 in tax benefits for the three and six months ended June 30, 2005	51	(131)	139	(96)

Comprehensive income	$14,554	$9,434	$29,619	$16,851

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the sum of the weighted average number of shares of common stock outstanding and common stock equivalents arising out of stock options, SSARs, stock units, RSUs and non-vested restricted stock. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Basic weighted average shares	27,115	22,448	27,064	22,428
Common stock equivalents	1,758	1,529	1,716	1,537

Diluted weighted average shares used in the calculation of diluted earnings per share	28,873	23,977	28,780	23,965

Shares subject to stock options, SSARs and non-vested restricted stock which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,032	44	1,032	31

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are in the process of evaluating the impact of the adoption of this statement on our financial condition and results of operations.

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 will be effective in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF No. 04-13 did not have a significant impact on our financial position, results of operations or cash flows.

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

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our financial position or results of operations.

2. Executive Severance Costs

In June 2006, we entered into a separation agreement with our former Chief Financial Officer (“Former CFO”) in connection with his resignation from World Fuel. In accordance with the terms of the separation agreement, we recorded executive severance costs totaling $1.5 million for the three and six months ended June 30, 2006. Included in the executive severance costs are non-cash expenses of $0.1 million related to stock award compensation, net of the reversal of certain previously recognized compensation costs associated with forfeited stock awards. The payment of the $1.4 million cash severance costs will be made at various specified times over a period of two years. In addition, $0.4 million of the severance costs represents a prorated portion of the bonus that the Former CFO would have earned had he remained employed for the full fiscal year. This amount is subject to adjustment if the underlying actual basis of the bonus calculation changes from the estimate.

3. Income Taxes

The income tax provision recorded for the three and six months ended June 30, 2006 and 2005 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Income tax provision	$3,287	$2,207	$8,403	$3,151

Effective income tax rate	18.4%	18.2%	22.2%	15.3%

The higher effective tax rates for the six months ended June 30, 2006 as compared to the same period for 2005 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

4. Stockholders’ Equity

Dividends

We declared cash dividends of $0.075 per share during the six months ended June 30, 2006 and 2005. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. As of June 30, 2006 and 2005, cash dividends declared, but not yet paid, were $1.0 million and $0.9 million. The declarations and payments of the above dividends were in compliance with the credit facility agreement.

Share-Based Payment Plans

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan”), as amended. With the approval of the 2006 Omnibus Plan (the “2006 Plan”), no other awards will be made under the 1993 Plan. However, the 1993 Plan will remain in effect so long as there are outstanding stock options which have not been exercised. Outstanding stock options at June 30, 2006 under the 1993 Plan expire between August 2007 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. With the approval of the 2001 Omnibus Plan (the “2001 Plan”), no other awards will be made under the 1996 Plan. However, the 1996 Plan will remain in effect so long as there are outstanding stock options which have not been exercised. Outstanding stock options at June 30, 2006 under the 1996 Plan expire between January 2008 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001. With the approval of the 2006 Plan, no other awards will be made under the 2001 Plan. However, the 2001 Plan will remain in effect as long as there are outstanding stock options and SSARs which have not been exercised or converted or restricted stock which has not vested. As of June 30, 2006, 717 thousand stock options, 950 thousand SSARs, and 411 thousand shares of unvested restricted stock were outstanding under the 2001 Plan. Outstanding stock options at June 30, 2006 expire between September 2007 and January 2009, outstanding SSARs expire between January 2010 and March 2011 and unvested restricted stock vests between January 2007 and March 2011.

The 2006 Plan was approved by our shareholders in June 2006. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of World Fuel’s other shareholders through compensation that is based on our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

Under the 2006 Plan, a total of 1.5 million shares of common stock are reserved for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock option plans, and any stock or stock options granted under the 2006 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, any shares delivered to us from employees as payment of the option exercise prices and/or withholding taxes due upon vesting of restricted stock and exercise of stock options are added to the maximum number of shares that may be issued under the 2006 Plan. As of June 30, 2006, the aggregate shares of common stock which may be issued under the 2006 Plan was approximately 1.7 million shares.

The provisions of the 2006 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, RSUs, other stock based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above items are outstanding; provided, however, that no awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but in no event shall options or stock appreciation rights remain exercisable after the seven-year anniversary of the date of grant. As of June 30, 2006, 311 thousand SSARs, 134 thousand shares of unvested restricted stock, and 11 thousand RSUs were outstanding under the 2006 Plan. The outstanding SSARs will expire in June 2011 and the restricted stock will vest between March 2011 and June 2011. The outstanding RSUs were granted to non-employee directors and will vest on a monthly basis through June 2007. Once vested, the RSUs will remain outstanding until the date on which the non-employee director ceases for any reason to be a member of the Board of Directors.

As of June 30, 2006, the following table summarizes the outstanding options and SSARs issued pursuant to the plans described above (in thousands, except weighted average price data):

Plan name or description	Maximum number of securities to be issued upon exercise of outstanding options, conversion of outstanding SSARs, or settlement of RSUs	Weighted average exercise or conversion price of outstanding options, SSARs and RSUs	Number of securities remaining available for future issuance under equity compensation plans
2006 Plan	322	$41.05	1,219
2001 Plan	1,667	23.39	—
1996 Plan	265	8.21	—
1993 Plan	180	19.33	—

	2,434	$23.88	1,219

The following table summarizes the status of our options outstanding and exercisable, and related transactions as of and for the six months ended June 30, 2006 (in thousands, except weighted average exercise price data and contractual life):

	Options Outstanding				Options Exercisable
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2005	1,969	$10.87	$44,774	3.0	1,641	$10.24	$38,345	3.1
Exercised	(800)	7.40
Forfeits	(7)	28.05

At June 30, 2006	1,162	$13.19	$38,100	2.6	978	$12.95	$32,309	2.7

During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of the options exercised was $29.6 million and $1.7 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the option exercise price.

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions as of and for the six months ended June 30, 2006 (in thousands, except weighted average conversion price data and contractual life):

	SSARs Outstanding				SSARs Exercisable
	SSARs	Weighted Average Conversion Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSARs	Weighted Average Conversion Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2005	369	$24.63	$3,316	4.3	—	$—	$—	—
Granted	1,001	37.19
Forfeited	(109)	34.83

At June 30, 2006	1,261	$33.72	$15,457	4.5	1	$24.28	$11	3.9

The following table summarizes the status of our unvested restricted stock and RSUs outstanding and related transactions as of and for the six months ended June 30, 2006 (in thousands, except weighted average grant date fair value data and remaining vesting term):

	Restricted Stock and RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
Outstanding at December 31, 2005	428	$17.14	$14,387	1.9
Granted	195	40.49
Vested	(16)	14.88
Forfeited	(13)	34.07

Outstanding at June 30, 2006	594	$24.32	$27,274	2.4

During the six months ended June 30, 2006 and 2005, the aggregate value of the restricted stock vested was $.6 million and $.9 million, respectively, based on the average of the high and low market price of our common stock at the vesting date.

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

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the six months ended June 30, 2006. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our other subsidiaries.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. No significant developments occurred with respect to this suit during the six months ended June 30, 2006. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the six months ended June 30, 2006. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

5. Business Segments

We have three reportable operating segments as of June 30, 2006: marine, aviation and land. During the three months ended March 31, 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing its results, our activities for fuel sales and related services to the land transportation market would be treated as a separate reportable operating segment. Prior to this determination, the land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our business segments for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Revenue
Marine segment	$1,503,170	$1,127,267	$2,847,729	$2,038,340
Aviation segment	1,237,240	909,230	2,356,848	1,714,618
Land segment	116,442	81,252	186,281	139,377

	$2,856,852	$2,117,749	$5,390,858	$3,892,335

Income from operations
Marine segment	$10,058	$8,970	$21,058	$13,991
Aviation segment	13,430	8,058	25,899	15,472
Land segment	276	681	468	1,086

	23,764	17,709	47,425	30,549
Corporate overhead	(6,728)	(5,493)	(10,436)	(9,610)

	$17,036	$12,216	$36,989	$20,939

	As of
	June 30, 2006	December 31, 2005
Accounts and notes receivable, net
Marine segment, net of allowance for bad debts of $5,714 and $6,622 at June 30, 2006 and December 31, 2005, respectively	$539,192	$463,486
Aviation segment, net of allowance for bad debts of $4,894 and $4,864 at June 30, 2006 and December 31, 2005, respectively	192,387	201,881
Land segment, net of allowance for bad debts of $980 and $723 at June 30, 2006 and December 31, 2005, respectively	44,780	22,762

Accounts and notes receivable, net of allowance for bad debts of $11,588 and $12,209 at June 30, 2006 and December 31, 2005, respectively	$776,359	$688,129

Goodwill
Marine segment	$36,112	$33,914
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$42,123

Total assets
Marine segment	$653,810	$555,494
Aviation segment	292,075	284,844
Land segment	46,849	23,106
Corporate	169,802	150,557

	$1,162,536	$1,014,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2005 10-K Report and the condensed consolidated financial statements and related notes in “Item 1 – Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Part II – Other Information”, “Item 1A – Risk Factors.”

Forward-Looking Statements

Certain statements made in this report and any information which may be incorporated by reference in it, or made by us in other reports, filings with the Securities and Exchange Commission (“SEC”), press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	the fuel we sell failing to meet specifications;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations;

•	our ability to remediate our previously reported material weaknesses in our internal control over financial reporting; and

•	other risks, including those described in “Risk factors” of our 2005 10-K Report and those described from time to time in our filings with the SEC.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Reportable Segments

We have three reportable operating segments as of June 30, 2006: marine, aviation and land. During the three months ended March 31, 2006, we determined that due to expanding business operations, increased infrastructure support and managements’ approach to reviewing its results, our activities for fuel sales and related services in the land transportation market would be treated as a separate reportable operating segment. Prior to this determination, our land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Since our activities for land fuel sales and related services are treated as a reportable operating segment commencing January 1, 2006, the following is a business description of our land segment.

Land Segment

We market fuel and related services to petroleum distributors operating in the land transportation market. Our land related services include management services for the procurement of fuel, price risk management and financing. Most of our business is generated from our offices in California, Texas and Florida, which provide the appropriate network to enable us to provide land fuel and related services throughout most of the United States.

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

Rack Spot Sales. Rack spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Rack spot sales are priced on a daily basis through truck loading terminals. At the end of each day, we establish the following day’s sales price for our fuel. We announce or “post” the rack spot sales price for the following morning to our customers via facsimile, e-mail, and telephone communications.

Contract Sales. Contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchase specific volumes of fuel from us during the contract term. The pricing of the fuel is based on published index prices or rack spot prices, plus our margin.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Our revenue for the second quarter of 2006 was $2.9 billion, an increase of $739.1 million, or 34.9%, as compared to the second quarter of 2005. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended ended June 30,
	2006	2005	$ Change
Marine segment	$1,503,170	$1,127,267	$375,903
Aviation segment	1,237,240	909,230	328,010
Land segment	116,442	81,252	35,190

	$2,856,852	$2,117,749	$739,103

Our marine segment contributed $1.5 billion in revenue for the second quarter of 2006, an increase of $375.9 million, or 33.3%, as compared to the second quarter of 2005. Of the total increase in marine segment revenue, $219.2 million was due to a 17.1% increase in the average price per metric ton sold, due to higher world oil prices. The remaining increase of $156.7 million was due to increased sales volume.

Our aviation segment contributed $1.2 billion in revenue for the second quarter of 2006, an increase of $328.0 million, or 36.1%, as compared to the second quarter of 2005. Of the total increase in aviation segment revenue, $244.5 million was due to a 24.6% increase in the average price per gallon sold, due to higher world oil prices. The remaining revenue increase of $83.5 million pertained to increased sales volume to new and existing customers.

Our land segment contributed $116.4 million in revenue for the second quarter of 2006, an increase of $35.2 million, or 43.3%, as compared to the second quarter of 2005. Of the total increase in land segment revenue, $31.5 million was due to a 37.1% increase in the average price per gallon sold, due to higher world oil prices. The remaining increase of $3.7 million was due to increased business volume.

Gross Profit. Our gross profit for the second quarter of 2006 was $51.4 million, an increase of $10.4 million, or 25.3%, as compared to the second quarter of 2005. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2006	2005	$ Change
Marine segment	$23,503	$21,159	$2,344
Aviation segment	26,466	18,718	7,748
Land segment	1,473	1,185	288

	$51,442	$41,062	$10,380

Our marine segment gross profit for the second quarter of 2006 was $23.5 million, an increase of $2.3 million, or 11.1%, as compared to the second quarter of 2005. Of the total increase in marine segment gross profit, $2.5 million was due to increased sales volume and a $2.2 million net positive impact related to derivative activities. During the second quarter of 2005, we recorded $2.4 million in mark-to-market losses associated with our derivative activities as compared to $0.2 million in mark-to-market losses during the second quarter of 2006. These increases were partially offset by a reduction of $2.4 million in lower gross profit per metric ton sold due to changes in market conditions between the two respective periods.

Our aviation segment gross profit for the second quarter of 2006 was $26.5 million, an increase of approximately $7.7 million, or 41.4%, as compared to the second quarter of 2005. Contributing to the total increase was approximately $6.8 million in higher gross profit per gallon sold and $1.7 million in increased sales volume. The higher gross profit per gallon sold reflects advantageous pricing due to favorable market conditions and a change in business mix. These increases were partially offset by a $0.8 million net negative impact related to derivative activities. During the second quarter of 2005, we recorded $0.6 million in mark-to-market gains associated with our derivative activities as compared to $0.2 million in mark-to-market losses during the second quarter of 2006.

Our land segment gross profit for the second quarter of 2006 was approximately $1.5 million, an increase of approximately $0.3 million, or 24.3%, as compared to the second quarter of 2005. Of the total increase in land segment gross profit, $0.2 million resulted from higher gross profit per gallon sold and $0.1 million in increased sales volume.

Operating Expenses. Total operating expenses for the second quarter of 2006 were $34.4 million, an increase of $5.6 million, or 19.3%, as compared to the second quarter of 2005. The following table sets forth our expense categories (in thousands):

	For the Three Months ended June 30,
	2006	2005	$ Change
Compensation and employee benefits	$20,476	$18,426	$2,050
Executive severance costs	1,545	—	1,545
Provision for bad debts	640	1,604	(964)
General and administrative	11,745	8,816	2,929

	$34,406	$28,846	$5,560

Of the total increase in operating expenses, $2.1 million was related to compensation and employee benefits, $2.9 million was related to general and administrative expenses and $1.5 million was due to executive severance costs for our former Chief Financial Officer. Partially offsetting this increase was a decrease in provision for bad debts of approximately $1.0 million. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees and travel and related expenses. The decrease in the provision for bad debts was mainly attributable to the improved quality of the marine segment’s receivable portfolio.

Operating Income. Our income from operations for the second quarter of 2006 was $17.0 million, an increase of $4.8 million, or 39.5%, as compared to the second quarter of 2005. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2006	2005	$ Change
Marine segment	$10,058	$8,970	$1,088
Aviation segment	13,430	8,058	5,372
Land segment	276	681	(405)

	23,764	17,709	6,055
Corporate overhead	(6,728)	(5,493)	(1,235)

	$17,036	$12,216	$4,820

The marine segment earned $10.0 million in income from operations for the second quarter of 2006, an increase of $1.1 million, or 12.1%, as compared to the second quarter of 2005. This increase resulted from a $2.3 million higher gross profit, partially offset by increased operating expenses of $1.2 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by a positive impact from the change in provision for bad debts.

The aviation segment income from operations was $13.4 million for the second quarter of 2006, an increase of $5.4 million, or 66.7%, as compared to the second quarter of 2005. This improvement was due to a $7.7 million increase in gross profit partially offset by an increase in operating expenses of $2.3 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses.

The land segment income from operations was $0.3 million for the second quarter of 2006, a decrease of $0.4 million as compared to the second quarter of 2005. This was a result of a $0.7 million increase in operating expenses partially offset by an increase in gross profit of $0.3 million. The increase in land segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

Corporate overhead costs not charged to the business segments totaled $6.7 million for the second quarter of 2006, an increase of approximately $1.2 million, or 22.5%, as compared to the second quarter of 2005, which reflects the $1.5 million executive severance costs recorded in the second quarter of 2006.

For detailed explanations of the changes in total operating expenses for the second quarter of 2006 as compared to the second quarter of 2005, see the above discussion on operating expenses.

Other Income and Expense, net. During the second quarter of 2006, we had other income, net of $0.8 million as compared to $0.1 million in other expense, net for the second quarter of 2005. This $0.9 million change was mainly related to additional interest income as a result of a larger average cash position and a decrease in interest expense and other financing costs associated with our revolving credit facility.

Taxes. For the second quarter of 2006, our effective tax rate was 18.4%, for an income tax provision of $3.3 million, as compared to 18.2% and an income tax provision of $2.2 million for the second quarter of 2005.

Net Income and Diluted Earnings per Share. Net income for the second quarter of 2006 was $14.5 million, an increase of $4.9 million, or 51.6%, as compared to the second quarter of 2005. Diluted earnings per share for the second quarter of 2006 was $0.50 per share, an increase of $0.10 per share, or 25.0%, as compared to the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Our revenue for the first six months of 2006 was $5.4 billion, an increase of $1.5 billion, or 38.5%, as compared to the first six months of 2005. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2006	2005	$ Change
Marine segment	$2,847,729	$2,038,340	$809,389
Aviation segment	2,356,848	1,714,618	642,230
Land segment	186,281	139,377	46,904

	$5,390,858	$3,892,335	$1,498,523

Our marine segment contributed $2.8 billion in revenue for the first six months of 2006, an increase of $809.4 million, or 39.7%, as compared to the first six months of 2005. Of the total increase in marine segment revenue, $641.3 million was due to a 29.1% increase in the average price per metric ton sold, due to higher world oil prices. The remaining increase of $168.1 million was due to increased sales volume.

Our aviation segment contributed $2.4 billion in revenue for the first six months of 2006, an increase of $642.2 million, or 37.5%, as compared to the first six months of 2005. Of the total increase in aviation segment revenue, $516.8 million was due to a 28.1% increase in the average price per gallon sold, due to higher world oil prices. The remaining revenue increase of $125.4 million pertained to increased sales volume to new and existing customers.

Our land segment contributed $186.3 million in revenue for the first six months of 2006, an increase of $46.9 million, or 33.7%, as compared to the first six months of 2005. Of the total increase in land segment revenue, $46.1 million was due to a 32.9% increase in the average price per gallon sold, due to higher world oil prices. The remaining increase of $0.8 million was due to increased business volume.

Gross Profit. Our gross profit for the first six months of 2006 was $101.2 million, an increase of $24.6 million, or 32.1%, as compared to the first six months of 2005. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2006	2005	$ Change
Marine segment	$48,002	$38,629	$9,373
Aviation segment	50,632	35,908	14,724
Land segment	2,553	2,036	517

	$101,187	$76,573	$24,614

Our marine segment gross profit for the first six months of 2006 was $48.0 million, an increase of $9.4 million, or 24.3%, as compared to the first six months of 2005. Of the total increase in marine segment gross profit, $2.3 million related to increased sales volume, $4.7 million related to net positive impact from our derivative activities and approximately $2.4 million resulted from higher gross profit per metric ton. During the first six months of 2005, we recorded $4.3 million in mark-to-market losses associated with our derivative programs as compared to $0.4 million in mark-to-market gains during the first six months of 2006. The higher gross profit per metric ton was mainly due to advantageous pricing in the first quarter of 2006 due to favorable market conditions.

Our aviation segment gross profit for the first six months of 2006 was $50.6 million, an increase of $14.7 million, or 41.0%, as compared to the first six months of 2005. Contributing to the total increase was $12.7 million in higher gross profit per gallon sold, which reflects advantageous pricing due to favorable market conditions and a change in business mix and $2.6 million in increased sales volume. These increases were partially offset by a $0.6 million net negative impact related to derivative activities. During the first six months of 2006, we recorded approximately $0.6 million in mark-to-market losses associated with our derivative activities as compared to $0.1 million in mark-to-market gains during the second quarter of 2005.

Our land segment gross profit for the first six months of 2006 was $2.6 million, an increase of $0.5 million, or 25.4%, as compared to the first six months of 2005. The increase in land segment gross profit was due to higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the first six months of 2006 were $64.2 million, an increase of $8.6 million, or 15.4%, as compared to the first six months of 2005. The following table sets forth our expense categories (in thousands):

	For the Six Months ended June 30,
	2006	2005	$ Change
Compensation and employee benefits	$39,220	$35,160	$4,060
Executive severance costs	1,545	—	1,545
Provision for bad debts	1,148	4,095	(2,947)
General and administrative	22,285	16,379	5,906

	$64,198	$55,634	$8,564

Of the total increase in operating expenses, $4.1 million was related to compensation and employee benefits, $5.9 million was related to general and administrative expenses and $1.5 million was due to executive severance costs for our former Chief Financial Officer. Partially offsetting this increase was a $2.9 million decrease in provision for bad debts. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees, travel and related expenses and other general office expenses. The decrease in the provision for bad debts was mainly attributable to specific provisions for bad debts recorded for two marine customers during the first six months of 2005 and the improved quality of the marine segment’s receivable portfolio during 2006.

Operating Income. Our income from operations for the first six months of 2006 was $37.0 million, an increase of $16.1 million, or 76.7%, as compared to the first six months of 2005. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2006	2005	$ Change
Marine segment	$21,058	$13,991	$7,067
Aviation segment	25,899	15,472	10,427
Land segment	468	1,086	(618)

	47,425	30,549	16,876
Corporate overhead	(10,436)	(9,610)	(826)

	$36,989	$20,939	$16,050

The marine segment earned $21.1 million in income from operations for the first six months of 2006, an increase of $7.1 million, or 50.5%, as compared to the first six months of 2005. This increase resulted from a $9.4 million increase in gross profit, partially offset by increased operating expenses of $2.3 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by a net positive impact from the change in provision for bad debts.

The aviation segment income from operations was $25.9 million for the first six months of 2006, an increase of $10.4 million, or 67.4%, as compared to the first six months of 2005. This improvement was due to a $14.7 million increase in gross profit partially offset by an increase in operating expenses of $4.3 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debts.

The land segment income from operations was $0.5 million for the first six months of 2006, a decrease of $0.6 million as compared to the first six months of 2005. This was a result of a $1.1 million increase in operating expenses partially offset by an increase in gross profit of $0.5 million. The increase in land segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

Corporate overhead costs not charged to the business segments totaled approximately $10.4 million for the first six months of 2006, an increase of $0.8 million, or 8.6%, as compared to the first six months of 2005, which reflects the $1.5 million executive severance costs recorded in the second quarter of 2006.

For detailed explanations of the changes in total operating expenses for the first six months of 2006 as compared to the first six months of 2005, see the above discussion on operating expenses.

Other Income and Expense, net. During the first six months of 2006, we had other income, net of $0.8 million as compared to other expense, net of $0.4 million for the first six months of 2005. This $1.2 million change was primarily related to additional interest income as a result of a larger average cash position and a decrease in interest expense and other financing costs associated with our revolving credit facility. Partially offsetting were net foreign currency losses recorded in the first six months of 2006 as compared to net gains in the prior year.

Taxes. For the first six months of 2006, our effective tax rate was 22.2%, for an income tax provision of $8.4 million, as compared to 15.3% and an income tax provision of $3.2 million for the first six months of 2005. The higher effective tax rate for the first six months of 2006 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first six months of 2006 was $29.5 million, an increase of $12.5 million, or 74.0%, for the first six months of 2005. Diluted earnings per share for the first six months of 2006 was $1.02 per share, an increase of $0.31 per share, or 43.7%, as compared to the first six months of 2005.

Liquidity and Capital Resources

We had cash and cash equivalents of $159.2 million as of June 30, 2006 as compared to $133.3 million as of December 31, 2005. Additionally, we had short-term investments of $10.0 million at December 31, 2005. Our primary use of cash, cash equivalents and short term investments, where needed, is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we have committed to an enterprise integration project which will result in a new company-wide information system conversion to support our business growth and complexity of global activities. The total capital expenditures related to this project are currently estimated to be $14.2 million of which $8.4 million was incurred as of June 30, 2006 and the balance of $5.8 million is expected to be incurred within the next three quarters.

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. Outstanding borrowings under our revolving credit facility and our cash on hand fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our revolving credit facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of June 30, 2006, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $39.2 million. The revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. Currently, we believe we are in compliance with all covenants under our revolving credit facility.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of June 30, 2006, we had outstanding letters of credit of $9.1 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of June 30, 2006, our weighted average interest rate on borrowing under the revolving credit facility, adjusted for the interest rate protection arrangements, was 5.2% per annum.

Net cash provided by operating activities totaled $27.2 million for the first six months of 2006 as compared $42.2 million for the first months of 2005. This $15.0 million decrease in cash provided by operating activities was primarily due to changes in operating assets and liabilities, partially offset by an increase in our net income.

During the first six months of 2006, net cash used in investing activities was $2.7 million compared to $2.2 million for the first six months of 2005. This $0.5 million increase in cash used in investing activities was due to an increase in cash paid for capital expenditures primarily relating to the enterprise integration project and the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada in the first six months of 2006. Partially offsetting were proceeds from the sale of short-term investments in the first six months of 2006.

Net cash provided by financing activities was $1.3 million for the first six months of 2006 as compared to net cash used in financing activities of $10.4 million for the first six months of 2005. This $11.7 million change was primarily due to net repayments of $8.0 million under our revolving credit facility during the first six months of 2005 and proceeds from exercise of options during the first six months of 2006.

Working capital at June 30, 2006 was $339.8 million, representing an increase of $27.0 million from working capital at December 31, 2005. Our accounts and notes receivable amounted to $787.9 million at June 30, 2006 as compared to $700.3 million at December 31, 2005. This increase in net accounts and notes receivable of $87.6 million was primarily attributable to increases in fuel prices. At June 30, 2006, the allowance for bad debts of $11.6 million decreased by $0.6 million as compared to December 31, 2005.

Inventories of $55.0 million, at June 30, 2006, increased $19.2 million from December 31, 2005. This increase was due to both higher aviation inventory levels and inventory unit cost. As of June 30, 2006, prepaid expenses and other current assets increased $16.9 million primarily due to increases in receivables related to derivative contracts.

Our current liabilities other than short-term debt increased $113.9 million primarily due to an increase in accounts payable, which was due to in part to increased fuel prices and increases in customer deposits and payables related to derivative contracts. Partially offsetting were decreases in accrued compensation and income taxes due to payments made during the first six months of 2006. Short-term and long-term debt decreased by $0.7 million primarily due to the repayment of the final installment of an acquisition promissory note.

Stockholders’ equity amounted to $388.1 million at June 30, 2006, as compared to $353.3 million at December 31, 2005. The increase in stockholders’ equity of $34.8 million was mainly due to $29.5 million in earnings, $4.7 million from the exercise of stock options and $2.6 million in the recognition of compensation expenses related to share-based payments. Partially offsetting was the declaration of $2.1 million in dividends.

We believe that available funds from existing cash and cash equivalents and our credit facility, together with cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. We cannot guarantee that financing will be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our derivatives and letters of credit, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2005 to June 30, 2006. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2005 10-K Report.

Commercial commitments

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Off-balance sheet arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2006, we had letters of credit outstanding of approximately $48.3 million as compared to $41.1 million in letters of credit outstanding as of December 31, 2005. For additional information on our revolving credit facility and letters of credit, see further discussion in “Liquidity and Capital Resources,” above.

Recent Accounting Pronouncements

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are in the process of evaluating the impact of the adoption of this statement on our financial condition and results of operations.

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 will be effective in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF No. 04-13 did not have a significant impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the outstanding derivative instruments shown below, there were no material changes from information provided in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of our 2005 10-K Report.

As of June 30, 2006, we had the following outstanding derivative instruments (in thousands, except average prices):

			Notional Amount
Settlement Period	Hedge Strategy	Derivative Instrument	Marine (metric tons)	Aviation (gallons)	Average Prices	Mark to Market Gains (Losses)
2006	Fair value	Swaps	31		$ 1.77	$ 55
		Hedged Item	31		2.29	(71)
		Futures		16,422	0.02	(389)
		Hedged Item		16,422	0.01	182
	Non-designated	Swaps (Purchases)	628		21.55	13,536
		Swaps (Sales)	1,103		29.61	(32,658)
		Purchase Commitments	550		37.71	20,743
		Sales Commitments	78		21.32	(1,663)
		Swaps (Purchases)		37,429	0.19	7,091
		Swap (Sales)		28,549	0.16	(4,509)
		Sales Commitments		8,880	0.29	(2,582)
2007	Non-designated	Swaps (Purchases)	74		4.51	(334)
		Swaps (Sales)	104		0.53	(55)
		Purchase Commitments	30		12.97	389
		Swaps (Purchases)		16,536	0.09	1,499
		Swaps (Sales)		16,536	0.09	(1,499)

						$ (265)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the existence of the material weakness discussed below as of June 30, 2006. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness Identified in Management’s Report on Internal Control over Financial Reporting

Management’s report on internal controls over financial reporting as of December 31, 2005, was included in our 2005 10-K Report. In the report, management concluded that we did not maintain effective controls over the accounting and financial reporting of our derivative program. Specifically, we did not maintain effective controls to ensure the accuracy, presentation and disclosure of our accounting for derivative instruments. This control deficiency resulted in an adjustment to the third quarter 2005 consolidated statements within cost of sales, other comprehensive income, prepaid expenses and other current assets and payables related to derivative contracts. Additionally, this control deficiency could result in a misstatement of derivative instruments that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Status of Material Weakness Remediation

As of June 30, 2006, we did not remediate the aforementioned material weakness pertaining to the accuracy, presentation and disclosure of derivatives. This material weakness was first reported in our 2004 Annual Report on Form 10-K. In light of the material weakness described above, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. During the third quarter of 2005, we, with the assistance of an independent third party consultant, implemented various controls and improved documentation procedures over the accounting and financial reporting of our derivative program. In the fourth quarter of 2005, we made the decision to engage an international accounting firm with specialties in derivative accounting, to assist in implementing additional internal controls over the derivative program in the effort to remediate the material weakness. This firm began the engagement in January of 2006. Further, in the fourth quarter of 2005 and first quarter of 2006, we were in the testing stage of our implementation of a derivative software application designed specifically to strengthen internal controls over financial reporting relating to the accounting for derivatives. During the second quarter of 2006, we concluded the testing of the software application and implemented it to assist in the process of accounting for derivatives. In addition, we continue to improve the derivative knowledge base of all relevant personnel involved in front, middle and back offices related to derivatives.

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above under item “Status of Material Weakness Remediation,” there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended June 30, 2006.

Part II – Other Information

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

Item 1A. Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2005 10-K Report. There were no material changes to such risk factors during the three months ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2006 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases Under the Plans or Programs
4/1/06-4/30/06	1	$30.76	—	$—	$6,013
5/1/06-5/31/06	3	46.43	—	—	6,013
6/1/06-6/30/06	24	43.81	—	—	6,013

Total	28	$43.95	—	$—

The above shares were delivered to us from employees as payment for option exercise prices and withholding taxes upon vesting of restricted stock and exercise of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 20, 2006. The matters voted on at the annual meeting were 1) the election of directors; 2) the approval and adoption of the World Fuel Services Corporation 2006 Omnibus Plan; and 3) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accountants for the 2006 fiscal year. All of our director nominees were elected, the 2006 Omnibus Plan was approved and adopted and PricewaterhouseCoopers LLP was ratified as our independent registered certified public accountants for the 2006 fiscal year.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Withheld
Paul H. Stebbins	25,667,105	730,016
Michael J. Kasbar	25,161,648	1,235,473
Ken Bakshi	24,869,240	1,527,881
John R. Benbow	24,526,507	1,870,614
Richard A. Kassar	24,966,792	1,430,329
Myles Klein	25,636,471	760,650
J. Thomas Presby	25,380,291	1,016,830
Stephen K. Roddenberry	25,992,452	404,669
Jerome Sidel	24,867,262	1,529,859

2006 Omnibus Plan

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
11,718,971	10,575,387	35,695	4,067,068

Ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accountants

Votes For	Votes Against	Votes Abstained
25,355,437	976,398	65,285

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Interim Chief Financial Officer and Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea Executive Vice-President, Interim Chief Financial Officer and Chief Risk and Administrative Officer (Principal Financial Officer)