Form 10-Q
period 2006-09-30
WORLD FUEL SERVICES CORP
filed 2006-11-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The registrant had a total of 28, 352,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 4, 2006.

Part I – Financial Information

General

The following unaudited condensed consolidated financial statements and notes thereto of World Fuel Services Corporation and subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2006 will not necessarily be indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended September 30, 2006 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 (“2005 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1. Financial Statements

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	September 30, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$130,198	$133,284
Short-term investments	10,000	10,000
Accounts and notes receivable, net	829,069	688,129
Inventories	65,979	35,802
Prepaid expenses and other current assets	73,132	81,095

Total current assets	1,108,378	948,310

Property and equipment, net	23,373	11,579
Goodwill	44,321	42,123
Identifiable intangible assets, net	5,365	6,038
Other assets	3,869	5,951

Total assets	$1,185,306	$1,014,001

Liabilities:
Current liabilities:
Current maturities of long-term debt	$5	$737
Accounts payable	659,300	534,064
Accrued expenses and other current liabilities	94,331	100,755

Total current liabilities	753,636	635,556
Long-term debt	20,054	20,006
Deferred compensation and other long-term liabilities	5,353	5,092

Total liabilities	779,043	660,654

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,352,000 shares and 27,370,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	284	274
Capital in excess of par value	166,753	157,436
Retained earnings	239,048	195,494
Accumulated other comprehensive income	178	143

Total stockholders’ equity	406,263	353,347

Total liabilities and stockholders’ equity	$1,185,306	$1,014,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Revenue	$2,775,545	$2,307,357	$8,166,403	$6,199,692
Cost of sales	2,720,384	2,261,120	8,010,055	6,076,882

Gross profit	55,161	46,237	156,348	122,810

Operating expenses:
Compensation and employee benefits	21,939	18,929	61,159	54,089
Executive severance costs	—	—	1,545	—
Provision for bad debts	429	2,477	1,577	6,572
General and administrative	11,973	8,889	34,258	25,268

	34,341	30,295	98,539	85,929

Income from operations	20,820	15,942	57,809	36,881

Other income (expense), net:
Interest income	1,471	636	3,930	1,513
Interest expense and other financing costs	(598)	(1,344)	(1,602)	(2,882)
Other, net	798	(87)	147	186

	1,671	(795)	2,475	(1,183)

Income before income taxes	22,491	15,147	60,284	35,698
Provision for income taxes	5,252	4,438	13,655	7,589

	17,239	10,709	46,629	28,109

Minority interest in income (loss) of consolidated subsidiaries	40	17	(50)	470

Net income	$17,199	$10,692	$46,679	$27,639

Basic earnings per share	$0.62	$0.47	$1.71	$1.22

Basic weighted average shares	27,777	22,966	27,304	22,608

Diluted earnings per share	$0.59	$0.44	$1.62	$1.15

Diluted weighted average shares	29,010	24,436	28,891	24,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$46,679	$27,639

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,577	6,572
Depreciation and amortization	3,435	2,844
Deferred income tax provision (benefit)	3,373	(4,324)
Unrealized (gains) losses from derivatives, net	(1,417)	2,296
Share-based compensation charges	4,883	2,876
Other	(60)	250
Changes in operating assets and liabilities:
Accounts and notes receivable	(142,517)	(199,197)
Inventories	(28,708)	(5,011)
Prepaid expenses and other current assets	6,762	(96,648)
Other assets	(55)	(765)
Accounts payable	125,236	218,884
Accrued expenses and other current liabilities	(5,020)	63,289
Deferred compensation and other long-term liabilities	525	(1,901)

Total adjustments	(31,986)	(10,835)

Net cash provided by operating activities	14,693	16,804

Cash flows from investing activities:
Capital expenditures	(15,333)	(3,670)
Purchase of short-term investments	(10,000)	—
Proceeds from the sale of short-term investments	10,000	—
Acquisition of minority interests	(2,646)	—

Net cash used in investing activities	(17,979)	(3,670)

Cash flows from financing activities:
Dividends paid on common stock	(3,094)	(2,571)
Minority interest distribution	(410)	—
Borrowings under revolving credit facility	25,000	150,000
Repayments under revolving credit facility	(25,000)	(180,000)
Repayment of promissory notes	(500)	(1,100)
Proceeds from exercise of stock options	5,298	2,934
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(1,050)	(1,160)
Proceeds from sale of equity shares, net of estimated expenses	—	120,262
Other	(44)	—

Net cash provided by financing activities	200	88,365

Net (decrease)/increase in cash and cash equivalents	(3,086)	101,499
Cash and cash equivalents, at beginning of period	133,284	64,178

Cash and cash equivalents, at end of period	$130,198	$165,677

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million and $0.9 million at September 30, 2006 and 2005, respectively, and were paid in October 2006 and 2005, respectively.

We had capital expenditures of approximately $1.6 million which were included in accrued expenses and other current liabilities as of September 30, 2006.

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

World Fuel Services Corporation and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Recent Acquisition and Significant Accounting Policies

Recent Acquisition

Effective March 1, 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (the “Earn-out”). Purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. As such, no amounts relating to the Earn-out have been recorded or reflected in the financial statements as of September 30, 2006.

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

The purchase price of the ToBras Acquisition was allocated to the acquired net assets based on their estimated fair values. We recorded identifiable intangible assets of $0.5 million for the value attributable to certain non-compete agreements that were entered into with executives of Tramp Oil Brazil in connection with the ToBras Acquisition. We are using the straight-line method to amortize these intangible assets over the three-year term of the non-compete agreements through March 2009. As of September 30, 2006, based on our preliminary allocation of the purchase price, we recorded goodwill, representing the cost in excess of the fair value of net assets acquired for this acquisition, of $2.2 million. We have not yet completed the allocation of the purchase price relating to the ToBras Acquisition.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2005 10-K Report.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The revised statement requires that all share-based payments to employees be recognized in the financial statements based on their grant-date fair value. Under previous guidance, companies had the option of recognizing the fair value of share-based compensation to employees in the financial statements or disclosing the pro forma impact of share-based compensation to employees on the statement of income in the notes to the financial statements. In January 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and therefore did not restate the results of prior periods. As required under SFAS No. 123(R), the unearned deferred compensation of $4.4 million as of December 31, 2005 was reclassified to capital in excess of par value. Because we adopted the fair value provisions of SFAS No. 123 using the prospective method in April 2002, the adoption of SFAS No. 123(R) did not significantly impact our financial position or results of operations.

For stock options granted prior to April 2002, we continued to use the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All outstanding, non-vested stock options during the nine months ended September 30, 2005 were accounted for using the fair value provisions of SFAS No. 123.

SFAS No. 123(R) also requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123(R), such excess tax benefits were presented as operating cash flows. Excess tax benefits of $0.2 million were recorded during the three and nine months ended September 30, 2006 related to stock-based compensation for foreign employees. No excess tax benefits were recorded for US employees because the Company has a US net operating loss carryforward. Prior to the adoption of SFAS No. 123(R), we recorded excess tax benefits of $3.0 million and $3.4 million for the three and nine months ended September 30, 2005, respectively, which were presented as operating cash flows.

In accordance with SFAS No. 123(R), we account for the granting of stock-based payments to our employees and non-employee directors under the fair value method of accounting. Under this method, the fair value of the stock-based payment is recorded and amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis.

The fair value of common stock, restricted stock and restricted stock units (“RSUs”) is based on the market value of our common stock on the date of grant. The weighted average fair value of the common stock, restricted stock and RSUs granted during the nine months ended September 30, 2006 and 2005 was $40.80 per share and $25.17 per share, respectively.

The fair value of stock options and stock-settled stock appreciation rights (“SSARs”) is calculated using the Black-Scholes valuation model. The following table summarizes the weighted average fair value of the stock options and SSARs granted for each of the following periods and the related weighted average assumptions:

	For the Nine Months ended September 30,
	2006	2005
Fair value of stock option and SSARs (per share)	$11.58	$7.62
Expected life (in years)	4.3	4.6
Expected volatility	29.6%	30.7%
Risk-free interest rates	4.8%	3.9%
Dividend yields	0.4%	0.6%

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

As of September 30, 2006, there was $19.6 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is expected to be recognized as compensation expense over the equivalent of a weighted-average period of 1.6 years. As of September 30, 2006, the unrecognized compensation cost is expected to be expensed in our statements of income as follows (in thousands):

Period Ended December 31,
2006 (remaining 3 months)	$2,236
2007 (fiscal year)	7,252
2008 (fiscal year)	5,785
2009 (fiscal year)	2,322
2010 (fiscal year)	1,532
2011 (fiscal year)	487

$19,615

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the mark to market gains or losses of derivatives which qualified and are designated as cash flow hedges. The following table reconciles our reported net income with comprehensive income for all periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Net income, as reported	$17,199	$10,692	$46,679	$27,639
Net unrealized (loss) income on qualifying cash flow hedges, net of income tax benefit of $65 and income tax provision of $22 for the three and nine months ended September 30, 2006, respectively, and net of income tax provision of $108 and $48 for the three and nine months ended September 30, 2005, respectively	(104)	173	35	77

Comprehensive income	$17,095	$10,865	$46,714	$27,716

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the sum of the weighted average number of shares of common stock outstanding and common stock equivalents arising out of weighted average number of stock options, SSARs, stock units, RSUs and non-vested restricted stock. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Basic weighted average shares	27,777	22,966	27,304	22,608
Common stock equivalents	1,233	1,470	1,587	1,519

Diluted weighted average shares used in the calculation of diluted earnings per share	29,010	24,436	28,891	24,127

Weighted average shares subject to stock options, SSARs and non-vested restricted stock which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	993	23	653	38

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. In particular, the cash used in the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards were reclassified from operating activities to financing activities in the statement of cash flows for the nine-month period ended September 30, 2005, which we believe is a more appropriate presentation.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are in the process of evaluating the impact of the adoption of this statement on our financial condition and results of operations.

Considering the Effects of Prior-Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating the impact of SAB No. 108 on its consolidated financial statements.

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The definition of tax position also includes a decision to not file a tax return and an allocation or a shift of income between jurisdictions. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

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

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our financial position, results of operations or cash flows.

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

2. Executive Severance Costs

During the nine months ended September 30, 2006, we recorded executive severance costs totaling $1.5 million in accordance with the terms of the June 2006 separation agreement between us and our former Chief Financial Officer. Included in the executive severance costs are non-cash expenses of $0.1 million related to stock award compensation, net of the reversal of certain previously recognized compensation costs associated with forfeited stock awards. The payment of the $1.4 million cash severance costs will be made at various specified times over a period of two years. In addition, $0.4 million of the severance costs represented a prorated portion of the bonus that the former Chief Financial Officer would have earned had he remained employed for the full fiscal year. This amount is subject to adjustment if the underlying actual basis of the bonus calculation changes from the estimate.

3. Income Taxes

The income tax provision recorded for the three and nine months ended September 30, 2006 and 2005 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Income tax provision	$5,252	$4,438	$13,655	$7,589

Effective income tax rate	23.4%	29.3%	22.7%	21.3%

The fluctuation in our effective tax rates for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates and return to provision adjustments for income tax returns completed during the respective periods.

4. Debt

We have a revolving credit facility which permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2006 and December 31, 2005, outstanding borrowings under our revolving credit facility totaled $20.0 million. Our issued letters of credit totaled $40.8 million at September 30, 2006 and $34.4 million at December 31, 2005. The credit facility agreement expires on December 19, 2010.

As defined in the credit facility, borrowings under our revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.00% to 1.75% for LIBOR Rate loans. Letters of credit issued under our revolving credit facility are subject to fees (“L/C Fees”) ranging from 1.00% to 1.75%. Interest and L/C Fees are payable quarterly and at maturity in arrears. In March 2005, we entered into two interest rate protection arrangements for $20.0 million to reduce our exposure to increases in interest rates. The interest rate protection arrangements expire equally in March and April 2008. As of September 30, 2006 and December 31, 2005, our weighted average interest rate on borrowing under the revolving credit facility adjusting for the interest rate protection arrangements was 5.2% per annum.

Our revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. We have certain loans between wholly owned subsidiaries which are eliminated in consolidation. These loans are not permitted under the revolving credit facility and resulted in our non-compliance with one of the credit facility covenants. On November 6, 2006, we received a waiver for this non-compliance for all periods prior to, and including, September 30, 2006, as well as on an ongoing basis.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of September 30, 2006 and December 31, 2005, we had outstanding letters of credit of $4.7 million and $6.7 million, respectively, under this credit line.

Substantially all of the letters of credit issued under our revolving credit facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	September 30, 2006	December 31, 2005
Borrowings under syndicated revolving credit facility	$20,000	$20,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006, net of unamortized imputed discount (at 9%) of $33 at December 31, 2004	—	500
5% promissory note, payable in March 2009	53	—
Other	6	243

Total debt	$20,059	$20,743

Short-term debt	$5	$737

Long-term debt	$20,054	$20,006

5. Commitments and Contingencies

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

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the nine months ended September 30, 2006. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our subsidiaries.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. No significant developments occurred with respect to this suit during the nine months ended September 30, 2006. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the nine months ended September 30, 2006. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

6. Stockholders’ Equity

Dividends

We declared cash dividends of $0.1125 per share during each of the nine month periods ended September 30, 2006 and 2005. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. As of September 30, 2006 and 2005, cash dividends declared, but not yet paid, were $1.1 million and $0.9 million. The declarations and payments of the above dividends were in compliance with the credit facility agreement.

Share-Based Payment Plans

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan”), as amended. With the approval of the 2006 Omnibus Plan (the “2006 Plan”), no other awards will be made under the 1993 Plan. However, the 1993 Plan will remain in effect so long as there are outstanding stock options which have not been exercised. Outstanding stock options at September 30, 2006 under the 1993 Plan expire between August 2007 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. With the approval of the 2001 Omnibus Plan (the “2001 Plan”), no other awards will be made under the 1996 Plan. However, the 1996 Plan will remain in effect so long as there are outstanding stock options which have not been exercised. Outstanding stock options at September 30, 2006 under the 1996 Plan expire between April 2008 and October 2011.

The 2001 Plan was approved by our shareholders in August 2001. With the approval of the 2006 Plan, no other awards will be made under the 2001 Plan. However, the 2001 Plan will remain in effect so long as there are outstanding stock options and SSARs which have not been exercised or converted or outstanding restricted stock which has not vested. As of September 30, 2006, 676 thousand stock options, 950 thousand SSARs, and 354 thousand shares of unvested restricted stock were outstanding under the 2001 Plan. Outstanding stock options at September 30, 2006 under the 2001 Plan expire between September 2007 and January 2009, outstanding SSARs expire between January 2010 and March 2011 and unvested restricted stock vests between January 2007 and March 2011.

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

Under the 2006 Plan, a total of 1.5 million shares of common stock are reserved for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock option plans, and any stock or stock options granted under the 2006 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, any shares delivered to us from employees as payment of the option exercise prices and/or withholding taxes due upon vesting of restricted stock and exercise of stock options are added to the maximum number of shares that may be issued under the 2006 Plan. As of September 30, 2006, the aggregate share of common stock which may be issued under the 2006 Plan was approximately 1.7 million shares.

The provisions of the 2006 Plan authorize the grant of stock options which can be "qualified" or "nonqualified" under the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, RSUs, other stock based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above items are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options or stock appreciation rights may not remain exercisable after the seven-year anniversary of the date of grant. As of September 30, 2006, 311 thousand SSARs, 146 thousand shares of unvested restricted stock, and 11 thousand RSUs were outstanding under the 2006 Plan. The outstanding SSARs will expire in June 2011 and the outstanding restricted stock will vest between September 2009 and June 2011. The outstanding RSUs were granted to non-employee directors and will vest on a monthly basis through June 2007. Once vested, the RSUs will remain outstanding until the date that the non-employee director to when they were granted ceases, for any reason, to be a member of the Board of Directors.

As of September 30, 2006, the following table summarizes the outstanding options and SSARs issued pursuant to the plans described above (in thousands, except weighted average price data):

Plan name or description	Maximum number of securities to be issued upon exercise of outstanding options, conversion of outstanding SSARs, or settlement of RSUs	Weighted average exercise or conversion price of outstanding options and SSARs	Number of securities remaining available for future issuance under equity compensation plans
2006 Plan	322	$41.06	1,227
2001 Plan	1,625	23.65	—
1996 Plan	258	8.14	—
1993 Plan	180	19.33	—

	2,385	$24.00	1,227

The following table summarizes the status of our options outstanding and exercisable, and related transactions as of and for the nine months ended September 30, 2006 (in thousands, except weighted average exercise price data and contractual life):

	Options Outstanding				Options Exercisable
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2005	1,969	$10.87	$44,774	3.0	1,641	$10.24	$38,345	3.1
Exercised	(848)	7.71
Forfeits	(7)	28.05

At September 30, 2006	1,114	$13.20	$30,582	2.0	1,103	$13.17	$30,332	2.0

During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of the options exercised was $30.9 million and $8.4 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the option exercise price.

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions as of and for the nine months ended September 30, 2006 (in thousands, except weighted average conversion price data and contractual life):

	SSARs Outstanding				SSARs Exercisable
	SSARs	Weighted Average Conversion Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSARs	Weighted Average Conversion Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2005	369	$24.63	$3,316	4.3	—	$—	$—	—
Granted	1,001	37.20
Forfeited	(109)	34.83

At September 30, 2006	1,261	$33.72	$9,349	4.2	2	$23.23	$38	3.8

The following table summarizes the status of our restricted stock units outstanding and exercisable, and related transactions as of and for the nine months ended September 30, 2006 (in thousands, except weighted average grant date fair value data):

	RSUs Outstanding			RSUs Exercisable
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
At December 31, 2005	—	$—	$—	—	$—	$—
Granted	11	42.45

At September 30, 2006	11	$42.45	$427	3	$42.45	$107

As of September 30, 2006, the remaining contractual term of the RSUs cannot be determined since such awards remain outstanding until the date that the non-employee director ceases, for any reason, to be a member of the Board of Directors.

The following table summarizes the status of our unvested restricted stock outstanding and related transactions as of and for the nine months ended September 30, 2006 (in thousands, except weighted average grant date fair value data and remaining vesting term):

	Restricted Stock Outstanding
	Restricted Stock	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
At December 31, 2005	428	$17.14	$14,387	1.9
Granted	194	40.57
Vested	(71)	10.06
Forfeited	(13)	35.13

At September 30, 2006	538	$26.12	$21,915	2.4

During the nine months ended September 30, 2006 and 2005, the aggregate value of the restricted stock which vested was $2.9 million and $3.1 million, respectively, based on the average of the high and low market price of our common stock at the vesting date.

7. Business Segments

We have three reportable operating segments as of September 30, 2006: marine, aviation and land. During the three months ended March 31, 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing operational results, our activities for fuel sales and related services to the land transportation market would be treated as a separate reportable operating segment. Prior to this determination, the land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our business segments for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Revenue
Marine segment	$1,500,799	$1,123,997	$4,348,528	$3,162,337
Aviation segment	1,153,359	1,073,014	3,510,207	2,787,632
Land segment	121,387	110,346	307,668	249,723

	$2,775,545	$2,307,357	$8,166,403	$6,199,692

Income from operations
Marine segment	$11,392	$7,869	$32,450	$21,860
Aviation segment	16,108	13,391	42,007	28,863
Land segment	782	341	1,250	1,427

	28,282	21,601	75,707	52,150
Corporate overhead	(7,462)	(5,659)	(17,898)	(15,269)

	$20,820	$15,942	$57,809	$36,881

Information concerning our business segments as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	As of
	September 30, 2006	December 31, 2005
Accounts and notes receivable, net
Marine segment, net of allowance for bad debts of $5,886 and $6,622 at September 30, 2006 and December 31, 2005, respectively	$569,308	$463,486
Aviation segment, net of allowance for bad debts of $4,895 and $4,864 at September 30, 2006 and December 31, 2005, respectively	220,153	201,881
Land segment, net of allowance for bad debts of $912 and $723 at September 30, 2006 and December 31, 2005, respectively	39,608	22,762

Accounts and notes receivable, net of allowance for bad debts of $11,693 and $12,209 at September 30, 2006 and December 31, 2005, respectively	$829,069	$688,129

Goodwill
Marine segment	$36,112	$33,914
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$42,123

Total assets
Marine segment	$343,478	$555,494
Aviation segment	690,165	284,844
Land segment	41,820	23,106
Corporate	109,843	150,557

	$1,185,306	$1,014,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2005 10-K Report and the condensed consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Part II – Other Information,” “Item 1A – Risk Factors.”

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

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer marine fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer aviation fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors servicing the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced by our recent revenue and cost of sales increases year over year. However, our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit, which is not directly correlated to the price of fuel. Therefore, in a period of increasing or decreasing oil prices, our revenue and cost of sales should increase or decrease proportionately but our gross profit may not be negatively or positively impacted by such price changes. As such, we believe that gross profit, rather than revenue, is the better indicator of our business performance.

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

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, or in the shipping or aviation industries, natural disasters such as the impact of Hurricane Katrina and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of a vessel’s and airline’s operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See “Part II – Other Information,” “Item 1A – Risk Factors” of this Form 10-Q.

Reportable Segments

We have three reportable operating segments as of September 30, 2006: marine, aviation and land. In the first quarter of 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing operational results, our activities for fuel sales and related services in the land transportation market would be treated as a separate reportable operating segment. Prior to this determination, our land activities were included as part of the aviation reportable operating segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

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

Fuel is delivered to our customers directly at designated tanker truck loading terminals commonly referred to as “racks.” These racks are owned and operated by our suppliers or third-party consortiums. Inventory is maintained only for competitive reasons in one location and at minimum operating levels.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Our revenue for the third quarter of 2006 was $2.8 billion, an increase of $468.2 million, or 20.3%, as compared to the third quarter of 2005. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2006	2005
Marine segment	$1,500,799	$1,123,997	$376,802
Aviation segment	1,153,359	1,073,014	80,345
Land segment	121,387	110,346	11,041

	$2,775,545	$2,307,357	$468,188

Our marine segment contributed $1.5 billion in revenue for the third quarter of 2006, an increase of $376.8 million, or 33.5%, as compared to the third quarter of 2005. Of the total increase in marine segment revenue, $415.3 million was due to increased sales volume. Partially offsetting this increase was a decline of $38.5 million due to a 2.5% decrease in the average price per metric ton sold.

Our aviation segment contributed $1.2 billion in revenue for the third quarter of 2006, an increase of approximately $80.3 million, or 7.5%, as compared to the third quarter of 2005. Of the total increase in aviation segment revenue, $161.8 million was due to a 16.3% increase in the average price per gallon sold. Partially offsetting this increase was a decline of $81.5 million attributable to decreased sales volume, which reflects a reduction in fuel management business for the third quarter of 2006 as compared to the third quarter of 2005, partially offset by a volume increase in commercial business.

Our land segment contributed $121.4 million in revenue for the third quarter of 2006, an increase of $11.0 million, or 10.0%, as compared to the third quarter of 2005. Of the total increase in land segment revenue, $12.2 million was due to an 11.2 % increase in the average price per gallon sold. Partially offsetting this increase was a decline of $1.2 million due to decreased sales volume.

Gross Profit. Our gross profit for the third quarter of 2006 was $55.2 million, an increase of $8.9 million, or 19.3%, as compared to the third quarter of 2005. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2006	2005
Marine segment	$25,815	$20,087	$5,728
Aviation segment	27,681	24,598	3,083
Land segment	1,665	1,552	113

	$55,161	$46,237	$8,924

Our marine segment gross profit for the third quarter of 2006 was $25.8 million, an increase of $5.7 million, or 28.5%, as compared to the third quarter of 2005. Contributing to the total increase in marine segment gross profit was $6.4 million in increased sales volume, partially offset by $0.7 million in lower gross profit per metric ton.

Our aviation segment gross profit for the third quarter of 2006 was $27.7 million, an increase of approximately $3.1 million, or 12.5%, as compared to the third quarter of 2005. Of the total increase in aviation segment gross profit, $4.9 million was due to increased gross profit per gallon sold primarily related to changes in business mix yielding higher margins offset by lower net unrealized derivative gains. Partially offsetting the increase in gross profit was $1.8 million in decreased sales volume.

Our land segment gross profit for the third quarter of 2006 was approximately $1.7 million, an increase of approximately $0.1 million, or 7.3%, as compared to the third quarter of 2005. The increase in land segment gross profit primarily resulted from higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the third quarter of 2006 were $34.3 million, an increase of $4.0 million, or 13.4%, as compared to the third quarter of 2005. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,		$ Change
	2006	2005
Compensation and employee benefits	$21,939	$18,929	$3,010
Provision for bad debts	429	2,477	(2,048)
General and administrative	11,973	8,889	3,084

	$34,341	$30,295	$4,046

Of the total increase in operating expenses, $3.0 million was related to compensation and employee benefits and $3.1 million was related to general and administrative expenses. Partially offsetting this increase was a decrease in provision for bad debts of approximately $2.0 million. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees, systems development, travel and related expenses, depreciation and amortization, telecommunication costs and other general administrative expenses. The lower bad debt provision was primarily due to specific bad debt provisions recorded during the third quarter of 2005 for certain land segment customers located in areas affected by Hurricane Katrina and overall improved quality of our receivable portfolio during 2006.

Income from Operations. Our income from operations for the third quarter of 2006 was $20.8 million, an increase of $4.9 million, or 30.6%, as compared to the third quarter of 2005. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2006	2005
Marine segment	$11,392	$7,869	$3,523
Aviation segment	16,108	13,391	2,717
Land segment	782	341	441

	28,282	21,601	6,681
Corporate overhead	(7,462)	(5,659)	(1,803)

	$20,820	$15,942	$4,878

The marine segment earned $11.4 million in income from operations for the third quarter of 2006, an increase of $3.5 million, or 44.8%, as compared to the third quarter of 2005. This increase resulted from a $5.7 million higher gross profit, partially offset by increased operating expenses of $2.2 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

The aviation segment income from operations was $16.1 million for the third quarter of 2006, an increase of $2.7 million, or 20.3%, as compared to the third quarter of 2005. This improvement was due to a $3.1 million increase in gross profit partially offset by an increase in operating expenses of $0.4 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

The land segment income from operations was $0.8 million for the third quarter of 2006, an increase of approximately $0.4 million as compared to the third quarter of 2005. This was a result of a $0.1 million increase in gross profit and a $0.3 million decrease in operating expenses. The decrease in land segment operating expenses was primarily attributable to a net positive impact from the change in provision for bad debts.

Corporate overhead costs not charged to the business segments totaled $7.5 million for the third quarter of 2006, an increase of $1.8 million, or 31.9%, as compared to the third quarter of 2005.

Other Income and Expense, net. During the third quarter of 2006, we had other income, net of $1.7 million as compared to $0.8 million in other expense, net for the third quarter of 2005. This $2.5 million change was primarily due to a $0.8 million increase in interest income as a result of a larger average cash position and higher interest rates, a $0.7 million decrease in interest expense and other financing costs associated with our revolving credit facility due to lower borrowings and foreign currency gains as compared to foreign currency losses reported in the third quarter of 2005.

Taxes. For the third quarter of 2006, our effective tax rate was 23.4%, for an income tax provision of $5.3 million, as compared to 29.3% and an income tax provision of $4.4 million for the third quarter of 2005. The lower effective tax rate for the third quarter of 2006 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates and return to provision adjustments for income tax returns completed during the respective periods.

Net Income and Diluted Earnings per Share. Net income for the third quarter of 2006 was $17.2 million, an increase of $6.5 million, or 60.9%, as compared to the third quarter of 2005. Diluted earnings per share for the third quarter of 2006 was $0.59 per share, an increase of $0.15 per share, or 34.1%, as compared to the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Our revenue for the first nine months of 2006 was $8.2 billion, an increase of $2.0 billion, or 31.7%, as compared to the first nine months of 2005. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2006	2005
Marine segment	$4,348,528	$3,162,337	$1,186,191
Aviation segment	3,510,207	2,787,632	722,575
Land segment	307,668	249,723	57,945

	$8,166,403	$6,199,692	$1,966,711

Our marine segment contributed $4.3 billion in revenue for the first nine months of 2006, an increase of $1.2 billion, or 37.5%, as compared to the first nine months of 2005. Of the total increase in marine segment revenue, $643.9 million was due to a 17.4% increase in the average price per metric ton sold, due to higher world oil prices during the first nine months of 2006. The remaining increase of $542.3 million was due to increased sales volume.

Our aviation segment contributed $3.5 billion in revenue for the first nine months of 2006, an increase of $722.6 million, or 25.9%, as compared to the first nine months of 2005. Of the total increase in aviation segment revenue, $660.8 million was due to a 23.2% increase in the average price per gallon sold, due to higher world oil prices during the first nine months of 2006. The remaining revenue increase of $61.8 million was primarily due to increased sales volume to new and existing customers.

Our land segment contributed $307.7 million in revenue for the first nine months of 2006, an increase of $57.9 million, or 23.2%, as compared to the first nine months of 2005. The increase in land segment revenue was mainly attributable to a 23.3% increase in the average price per gallon sold, due to higher world oil prices during the first nine months of 2006.

Gross Profit. Our gross profit for the first nine months of 2006 was $156.3 million, an increase of $33.5 million, or 27.3%, as compared to the first nine months of 2005. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2006	2005
Marine segment	$73,817	$58,716	$15,101
Aviation segment	78,313	60,506	17,807
Land segment	4,218	3,588	630

	$156,348	$122,810	$33,538

Our marine segment gross profit for the first nine months of 2006 was $73.8 million, an increase of $15.1 million, or 25.7%, as compared to the first nine months of 2005. Contributing to the total increase in marine segment gross profit was $8.3 million in increased sales volume and $6.8 million in higher gross profit per metric ton primarily related to advantageous pricing due to favorable market conditions and net unrealized derivative gains as compared to net unrealized derivative losses for the corresponding period of 2005.

Our aviation segment gross profit for the first nine months of 2006 was $78.3 million, an increase of $17.8 million, or 29.4%, as compared to the first nine months of 2005. Contributing to the total increase was $16.5 million in higher gross profit per gallon sold, which reflects advantageous pricing due to favorable market conditions and changes in business mix yielding higher margins offset by lower net unrealized derivative gains. The remaining gross profit increase of $1.3 million was due to increased sales volume.

Our land segment gross profit for the first nine months of 2006 was $4.2 million, an increase of $0.6 million, or 17.6%, as compared to the first nine months of 2005. The increase in land segment gross profit resulted from higher gross profit per gallon sold

Operating Expenses. Total operating expenses for the first nine months of 2006 were $98.5 million, an increase of $12.6 million, or 14.7%, as compared to the first nine months of 2005. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,		$ Change
	2006	2005
Compensation and employee benefits	$61,159	$54,089	$7,070
Executive severance costs	1,545	—	1,545
Provision for bad debts	1,577	6,572	(4,995)
General and administrative	34,258	25,268	8,990

	$98,539	$85,929	$12,610

Of the total increase in operating expenses, $7.1 million was related to compensation and employee benefits, $9.0 million was related to general and administrative expenses and $1.5 million was due to executive severance costs related to the departure of our former Chief Financial Officer. Partially offsetting these increases was a $5.0 million decrease in provision for bad debts. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees, systems development, travel and related expenses, depreciation and amortization, telecommunication costs and other general administrative expenses. The decrease in the provision for bad debts was mainly attributable to specific bad debt provisions recorded for two marine segment customers in 2005, certain land customers located in areas affected by Hurricane Katrina in 2005 as well as overall improved quality of our receivable portfolio during 2006.

Income from Operations. Our income from operations for the first nine months of 2006 was $57.8 million, an increase of $20.9 million, or 56.7%, as compared to the first nine months of 2005. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2006	2005
Marine segment	$32,450	$21,860	$10,590
Aviation segment	42,007	28,863	13,144
Land segment	1,250	1,427	(177)

	75,707	52,150	23,557
Corporate overhead	(17,898)	(15,269)	(2,629)

	$57,809	$36,881	$20,928

The marine segment earned $32.4 million in income from operations for the first nine months of 2006, an increase of $10.6 million, or 48.4%, as compared to the first nine months of 2005. This increase resulted from a $15.1 million increase in gross profit partially offset by increased operating expenses of approximately $4.5 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debts.

The aviation segment income from operations was $42.0 million for the first nine months of 2006, an increase of $13.1 million, or 45.5%, as compared to the first nine months of 2005. This improvement was due to a $17.8 million increase in gross profit partially offset by an increase in operating expenses of $4.7 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debts.

The land segment income from operations was $1.3 million for the first nine months of 2006, a decrease of $0.2 million, or 12.4%, as compared to the first nine months of 2005. This was a result of a $0.8 million increase in operating expenses partially offset by an increase in gross profit of $0.6 million. The increase in land segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debts.

Corporate overhead costs not charged to the business segments totaled approximately $17.9 million for the first nine months of 2006, an increase of $2.6 million, or 17.2%, as compared to the first nine months of 2005, partially as a result of the $1.5 million executive severance costs recorded in the second quarter of 2006.

Other Income and Expense, net. During the first nine months of 2006, we had other income, net of $2.5 million as compared to other expense, net of $1.2 million for the first nine months of 2005. This $3.7 million change was primarily due to a $2.4 million increase in interest income as a result of a larger average cash position and higher interest rates and a $1.3 million decrease in interest expense and other financing costs associated with our revolving credit facility due to lower borrowings.

Taxes. For the first nine months of 2006, our effective tax rate was 22.7%, for an income tax provision of $13.7 million, as compared to 21.3% and an income tax provision of $7.6 million for the first nine months of 2005. The higher effective tax rate for the first nine months of 2006 resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates and return to provision adjustments for income tax returns completed during the respective periods.

Net Income and Diluted Earnings per Share. Net income for the first nine months of 2006 was $46.7 million, an increase of $19.0 million, or 68.9%, for the first nine months of 2005. Diluted earnings per share for the first nine months of 2006 was $1.62 per share, an increase of $0.47 per share, or 40.9%, as compared to the first nine months of 2005.

Liquidity and Capital Resources

We had cash and cash equivalents of $130.2 million as of September 30, 2006 as compared to $133.3 million as of December 31, 2005. Additionally, we had short-term investments of $10.0 million at September 30, 2006 and December 31, 2005. Our primary use of cash, cash equivalents and short term investments is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we have committed to an enterprise integration project which will result in a new company-wide information system conversion to support our business growth and complexity of global activities. The total capital expenditures related to this project are currently estimated to be $19.4 million, of which $11.2 million had been incurred as of September 30, 2006 and the balance of $8.2 million is expected to be incurred within the next two quarters.

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. Outstanding borrowings under our revolving credit facility and our cash on hand fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our revolving credit facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of September 30, 2006, outstanding borrowings under our revolving credit facility totaled $20.0 million and our issued letters of credit totaled $40.8 million.

The revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. We have certain loans between wholly owned subsidiaries which are eliminated in consolidation. These loans are not permitted under the revolving credit facility and resulted in our non-compliance with one of the credit facility covenants. On November 6, 2006, we received a waiver for this non-compliance for all periods prior to, and including, September 30, 2006, as well as on an ongoing basis.

We also have a separate $25.0 million credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of September 30, 2006, we had outstanding letters of credit of $4.7 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of September 30, 2006, our weighted average interest rate on borrowing under the revolving credit facility, adjusted for the interest rate protection arrangements, was 5.2% per annum.

Net cash provided by operating activities totaled $14.7 million for the first nine months of 2006 as compared $16.8 million for the first nine months of 2005. This $2.1 million decrease in cash provided by operating activities was primarily due to changes in operating assets and liabilities, partially offset by an increase in net income.

During the first nine months of 2006, net cash used in investing activities was $18.0 million compared to $3.7 million for the first nine months of 2005. This $14.3 million increase in cash used in investing activities was due to an increase in cash paid for capital expenditures primarily relating to the enterprise integration project and the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada in 2006.

Net cash provided by financing activities was $0.2 million for the first nine months of 2006 as compared to net cash provided by financing activities of $88.4 million for the first nine months of 2005. This $88.2 million change was primarily due to receipt of net proceeds of $120.3 million from our public offering of shares in 2005 less net repayments of $30.0 million under our revolving credit facility during the first nine months of 2005.

Working capital at September 30, 2006 was $354.7 million, representing an increase of $42.0 million from working capital at December 31, 2005. Our accounts and notes receivable amounted to $840.8 million at September 30, 2006 as compared to $700.3 million at December 31, 2005. This increase in net accounts and notes receivable of approximately $140.5 million was primarily attributable to higher fuel prices. At September 30, 2006, the allowance for bad debts of $11.7 million decreased by $0.5 million as compared to December 31, 2005.

Inventories of $66.0 million, at September 30, 2006, increased $30.2 million from December 31, 2005. This increase was due to higher inventory levels and higher unit costs. The decrease in prepaid expenses and other current assets of $8.0 million from December 31, 2005 was primarily due to lower prepaid fuel, partially offset by increases in receivables related to transaction taxes and derivative contracts.

Our current liabilities other than short-term debt increased $118.8 million primarily due to increases in accounts payable, customer deposits and payables related to derivative contracts. These increases were due, in part, to increased fuel prices. Partially offsetting were decreases in accrued compensation, income tax payable and accrued expenses due to payments made during the first nine months of 2006. Short-term and long-term debt decreased by $0.7 million primarily due to the repayment of the final installment of an acquisition promissory note.

Stockholders’ equity amounted to $406.3 million at September 30, 2006, as compared to $353.3 million at December 31, 2005. The increase in stockholders’ equity of approximately $53.0 million was mainly due to $46.7 million in earnings, $5.3 million from the exercise of stock options and $4.9 million in the recognition of compensation expenses related to share-based payments. Partially offsetting was the declaration of $3.1 million in dividends.

We believe that available funds from existing cash and cash equivalents and our credit facility, together with cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Except for changes in our derivatives and letters of credit, as described below, our contractual obligations, commercial commitments and off-balance sheet arrangements did not change materially from December 31, 2005 to September 30, 2006. For a discussion of these matters, refer to “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements” in Item 7 of our 2005 10-K Report.

Commercial commitments

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our sale commitments and derivatives.

Off-balance sheet arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2006, we had letters of credit outstanding of approximately $45.5 million as compared to $41.1 million in letters of credit outstanding as of December 31, 2005. For additional information on our revolving credit facility and letters of credit, see further discussion in “Liquidity and Capital Resources,” above.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are in the process of evaluating the impact of the adoption of this statement on our financial condition and results of operations.

Considering the Effects of Prior-Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating the impact of SAB No. 108 on its consolidated financial statements.

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The definition of tax position also includes a decision to not file a tax return and an allocation or a shift of income between jurisdictions. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of FIN No. 48 on our financial condition and results of operations.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

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

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our financial position, results of operations or cash flows.

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

As of September 30, 2006, we had the following outstanding derivative instruments (in thousands, except average prices):

			Notional Amount
Settlement Period	Hedge Strategy	Derivative Instrument	Marine (metric tons)	Aviation (gallons)	Average Prices	Mark to Market Gains (Losses)
2006	Fair value	Swaps	52		$22.22	$1,166
		Hedged Item	52		20.25	(1,063)
		Futures		14,868	—	20
		Hedged Item		14,868	0.09	1,281
	Non-designated	Swaps (Purchases)	418		20.85	(8,706)
		Swaps (Sales)	687		18.93	13,010
		Purchase Commitments	325		14.59	(4,742)
		Sales Commitments	52		8.74	451
		Swaps (Purchases)		16,412	0.16	(2,647)
		Swap (Sales)		6,712	0.38	2,560
		Sales Commitments		9,700	0.01	87
		Collars (Purchases)		11,505	0.16	(1,803)
		Collars (Sales)		11,505	0.16	1,803
2007	Non-designated	Swaps (Purchases)	127		33.88	(4,310)
		Swaps (Sales)	352		30.36	10,694
		Purchase Commitments	225		28.37	(6,384)
		Swaps (Purchases)		8,700	0.24	(2,075)
		Swaps (Sales)		8,700	0.24	2,075
		Collars (Purchases)		11,448	0.17	(1,945)
		Collars (Sales)		11,448	0.17	1,945

						$1,417

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the existence of the material weakness discussed below as of September 30, 2006. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness Identified in Management’s Report on Internal Control over Financial Reporting

Management’s report on internal controls over financial reporting as of December 31, 2005, was included in our 2005 10-K Report. In the report, management concluded that we did not maintain effective controls over the accounting and financial reporting of our derivative program. Specifically, we did not maintain effective controls to ensure the accuracy, presentation and disclosure of our accounting for derivative instruments. This control deficiency resulted in an adjustment to the third quarter 2005 consolidated statements within cost of sales, other comprehensive income, prepaid expenses and other current assets and payables related to derivative contracts. Additionally, this control deficiency could result in a misstatement of derivative instruments that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. This material weakness was first reported in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.

Status of Material Weakness Remediation

As of September 30, 2006, we had not remediated the aforementioned material weakness pertaining to the accuracy, presentation and disclosure of derivatives. In light of this material weakness, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. During 2006, we consulted with an international accounting firm with specialties in derivative accounting to assist in implementing additional internal controls over and improve documentation procedures over the accounting and financial reporting of our derivative program in the effort to remediate the material weakness. Further, during the second quarter of 2006, we completed testing of and implemented a derivative software application designed specifically to strengthen internal controls over financial reporting relating to the accounting for derivatives. In addition, we continue to improve the derivative knowledge base of all relevant personnel involved in front, middle and back offices.

Changes in Internal Control over Financial Reporting

Except for the changes mentioned above under item “Status of Material Weakness Remediation,” there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2006.

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

Item 1A. Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2005 10-K Report. There were no material changes to such risk factors during the three months ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2006 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
7/1/06-7/31/06	21	$45.54	—	$—	$6,013
8/1/06-8/31/06	—	—	—	—	6,013
9/1/06-9/30/06	—	—	—	—	6,013

Total	21	$45.54	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

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

Date: November 8, 2006	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Operating Officer

/s/ Francis X. Shea
Francis X. Shea Executive Vice-President, Chief Risk and Administrative Officer and Interim Chief Financial Officer
(Principal Financial Officer)