Form 10-K
period 2006-12-31
WORLD FUEL SERVICES CORP
filed 2007-03-01
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $1.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant had 28,509,000 shares of common stock, par value $.01 per share, outstanding as of February 26, 2007.

Documents incorporated by reference:

Part III—Specified Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“Form 10-K”) as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of fuel. We have since ceased the activities of a recycler. In 1986, we diversified our operations by entering the aviation fuel services business. In 1995, we entered the marine fuel services business by acquiring the Trans-Tec group of companies. In 2003, we started the land fuel services business.

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

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

Financial information with respect to our business segments (marine, aviation and land) and the geographic areas of our business is provided in Note 6 to the accompanying consolidated financial statements included in this Form 10-K.

Our principal executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our internet address is www.wfscorp.com and the investor relations section of our website is located at http://www.wfscorp.com/wfscorp/company/investor.html. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics, Board of Directors’ committee charters, and Corporate Governance Principles. If we make any substantive amendments to our Code of Corporate Conduct and Ethics (the “Code”) or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Interim Chief Financial Officer or Corporate Controller, we will disclose the date and nature of such amendment or waiver on our internet website, in a periodic filing under the Exchange Act or in a report on Form 8-K. Our internet website and information contained on our internet website are not part of this Form 10-K and are not incorporated by reference in this Form 10-K.

Marine Segment

We market fuel and related services to a broad base of customers, including international container and tanker fleets, and time-charter operators, as well as to the United States and foreign governments. We provide marine fuel and related services throughout most of the world under the following trade names: World Fuel, Trans-Tec, Bunkerfuels, Oil Shipping, Marine Energy, Norse Bunker, Casa Petro and Tramp Oil.

Through our extensive network of offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24 hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services since the cost of fuel is a major component of a vessel’s operating overhead.

As ship owners, time charter operators and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, our value added services have become an integral part of the oil and transportation industries’ push to shed non-core functions and reduce costs. Suppliers use our global sales, marketing and financial infrastructure to sell a spot or ratable term volume of product to a diverse, international purchasing community. End customers use our real time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

In our marine segment, we primarily act as a reseller. When acting as a reseller, we contemporaneously purchase fuel from a supplier, mark it up, and resell the fuel to a customer, normally taking delivery for purchased fuel at the same place and time as we make delivery for fuel sold. We extend unsecured credit to most of our customers. We also act as a broker and as a source of market information for the end user, negotiate the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedite the arrangements for the delivery of fuel. When acting as a broker, we are paid a commission from the supplier.

We purchase our marine fuel from suppliers worldwide. We enter into derivative contracts in order to mitigate the risk of market price fluctuations, and to offer our customers fuel pricing alternatives to meet their needs. Our cost of fuel is generally tied to spot pricing, market-based formulas or is governmentally controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts, when limited by the amount of credit extended to us by suppliers or, as required to transact business in certain countries.

Because we typically arrange to have fuel delivered by our suppliers directly to our customers, inventory is maintained only for competitive reasons and at minimum operating levels. Inventory is primarily maintained at two locations and is hedged in an effort to protect us against price risk. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including fueling of vessels in port and at sea, and transportation of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Aviation Segment

We market fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. Our aviation related services include fuel management, price risk management and arranging ground handling and international trip planning, including flights plans, weather reports and overflight permits. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, Baseops, Airdata, PetroServicios de Mexico, and PetroServicios de Costa Rica.

In general, the aviation industry is capital intensive and highly leveraged. Recognizing the financial risks of the airline industry, fuel suppliers generally refrain from extending unsecured lines of credit to airlines and avoid doing business with certain airlines directly. Consequently, most carriers are required to post a cash collateralized letter of credit or prepay for fuel purchases. This negatively impacts the airlines’ working capital. We recognize that the extension of credit is a risk, but believe it is also a significant area of opportunity. Accordingly, we extend unsecured credit to most of our customers.

We purchase our aviation fuel from suppliers worldwide. Our cost of fuel is generally tied to market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts when limited by amount of credit extended to us by suppliers or, as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations and to offer our customers fuel pricing alternatives to meet their needs.

Fuel is typically delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple locations for competitive reasons and inventory levels are kept at an operating minimum. Inventory is purchased at airport locations or shipped via pipelines. Inventory in pipelines is hedged in an effort to protect us against price risk. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports and transportation and storage of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

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

Fuel is delivered to our customers directly at designated tanker truck loading terminals commonly referred to as “racks.” These racks are owned and operated by our suppliers or third-party consortiums. We do not hold any inventory. We engage in rack spot sales, contract sales and supply derivative contracts. Rack spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specific volumes of fuel from us during the contract term. We also enter into derivative contracts to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income, none of our land customers accounted for more than 10% of total consolidated revenue.

Competitors

Our competitors within the highly fragmented world-wide downstream market of marine, aviation and land fuel are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines and shipping companies. We believe that our extensive market knowledge, world-wide presence, extension of credit and use of derivative to provide fuel pricing alternatives give us the ability to compete in the market place.

Employees

As of February 20, 2007, we employed 743 people worldwide. By segment, we had 225 employees in the marine segment, 331 employees in the aviation segment, 19 employees in the land segment and 168 employees in corporate.

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

Taxes on Fuel. We are affected by various taxes imposed on the purchase and sale of marine, aviation and land fuel products. These taxes include sales, excise, goods and services taxes (“GST”), value added taxes (“VAT”) and other taxes, and are collectively referred to as “transaction taxes.” The transaction taxes imposed on marine, aviation and land fuel purchasers and sellers are also subject to various full and partial exemptions. Subject to exemptions available at the time of the transaction, in general, we pay the appropriate transaction tax to the supplier or charge the appropriate transaction tax to the customer. We monitor our compliance with U.S. and foreign laws that impose transaction taxes on our operations. However, in certain cases, we may be responsible for additional transaction taxes if the customer or we do not qualify for an exemption believed to be available at the time of purchase and/or sale.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	the fuel we sell failing to meet specifications;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties or customers to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our revolving credit facility;

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Item 1A—Risk Factors” and those described from time to time in our filings with the SEC.

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

We extend unsecured credit to most of our customers. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. Diversification of credit risk is limited because we sell primarily within the marine, aviation and land transportation industries.

Credit losses may be influenced by factors other than the financial condition of our customers, including deteriorating conditions in the world economy or in the marine, aviation or land transportation industries, political instability, terrorist activities, military action and natural disasters in our market areas. Any credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.

Because we resell fuel worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import or export licensing requirements, which could increase our costs of doing business internationally;

•	the costs of hiring and retaining senior management in overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;

•	political risks specific to foreign jurisdictions; and

•	terrorism, war, civil unrest and natural disasters.

Fluctuations in foreign exchange rates could materially affect our reported results.

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily in Mexico, Colombia, Brazil and the United Kingdom, payments to some of our fuel suppliers and from some of our customers are denominated in local currency. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

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

Adverse conditions in the marine, aviation and land transportation industries may have an adverse effect on our business.

Our business is focused on the marketing of fuel and fuel-related services to the marine, aviation and land transportation industries. Therefore, any adverse economic conditions in these industries may have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the marine, aviation and land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

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

Borrowings under our revolving credit facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2006 we had entered into two interest rate protection arrangements in the form of interest rate swaps for the entire $20.0 million of borrowings under our revolving credit facility. As of December 31, 2006, our weighted average interest rate on borrowings under the revolving credit facility adjusting for the interest rate swaps was 5.2% per annum. An increase in interest rates, our failure to maintain adequate interest rate protection arrangements or both would increase our interest expense and could adversely affect our cash flow and our ability to service our indebtedness.

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

As part of our growth strategy, we intend to explore acquisition opportunities of fuel resellers and other related service businesses.

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

Although our management will endeavor to evaluate the risks inherent in any particular transaction, we cannot assure you that we will properly ascertain all such risks. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities and may affect the market price of our common stock. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Changes in United States or foreign tax laws could adversely affect our business and future operating results.

We are affected by various United States and foreign taxes imposed on the purchase and sale of marine, aviation and land fuel products. These taxes include sales, excise, GST, VAT, and other taxes. Changes in United States and foreign tax laws or our failure to comply with those tax laws could adversely affect our business and operating results.

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

If we fail to successfully implement our enterprise integration project, our business could be harmed

We are currently undertaking the implementation of an enterprise integration project (the “Project”), which consists of a company-wide financial and commercial information system upgrade. With respect to the implementation of the Project, we currently believe we will incur $24.8 million in capitalized expenditures and $11.3 million in costs which are expensed as incurred. If we fail to successfully implement the Project, or should we experience material delays in implementation, our ability to grow our business could be adversely affected. Estimating the expenditures related to an enterprise integration project is very complex and subject to variables that can significantly increase in expected costs. Should the actual costs of the Project exceed our estimates, our liquidity and capital position could be adversely affected.

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

If we are involved in a spill or other accident involving hazardous substances; if there are releases of fuel and fuel products we own; or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. We are also subject to possible claims by customers, employees and others who may be injured by a fuel spill, exposure to fuel or other accidents. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

We are exposed to risks from legislation requiring companies to have adequate internal controls over financial reporting and to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2006, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following pages set forth our principal leased properties by segment as of February 20, 2007. We consider our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those that expire.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
Corporate
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Two leases: May 2011 and March 2013

Marine Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Two leases: May 2011 and March 2013

Raritan Plaza III 101 Fieldcrest Avenue, Suite 2B Edison, NJ 08837, USA	Administrative, operations and sales office	January 2010

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES—(Continued)

Location	Principal Use	Lease Expiration
Marine Segment, continued
2 Greenwich Office Park Greenwich, CT 06830, USA	Administrative, operations and sales office	December 2011

1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, USA	Administrative, operations and sales office	July 2008

238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office	December 2009

9 F/L., Dongwon-Bldg., 128-27 Dangju—Dong, Chongno—Ku Seoul, 110-759, South Korea	Marketing office	September 2007

4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Marketing office	June 2010

No. 93 Jafee Road, Nos 21-25, Luard Road Wanchai, Hong Kong	Marketing office	February 2010

Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Marketing office	February 2008

Room 4, 6th Floor, No. 172 Changchun Road Taipei 104, Taiwan	Marketing office	July 2008

The Fairmont Dubai Hotel Building, Office 1701, Sheikh Zayed Road Dubai, United Arab Emirates	Marketing office	February 2008

The Foundry, 4th Floor, Unit 1, Cardiff Road Green Point, South Africa 8001	Marketing office	August 2007

Westminster Tower, 3 Albert Embankment London SE1 75P, United Kingdom	Administrative, operations and sales office	March 2010

7 Priory Tech Park, Saxon Park, Saxon Way, Hessle, Hull East Yorkshire HU13 9PB, United Kingdom	Sales office	July 2015

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Gammelbyved 2 Karise, Denmark 4553	Marketing office	December 2007

Vasteland 6 3011 BK Rotterdam, Netherlands	Marketing office	Month-to-month

Niels Juels gate 11 B 0272 Oslo, Norway	Marketing office	Month-to-month

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2, San Jose, Costa Rica	Administrative, operations and sales office	May 2009

Avenida Libertad 798, Suite 301 Vina del Mar, Chile	Sales office	February 2010

Tucuman 373 Pis 3, 1049 CF Buenos Aires, Argentina	Marketing office	September 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES—(Continued)

Location	Principal Use	Lease Expiration
Marine Segment, continued
Yener Sok, Ayaz Apr No. 123, D-3 Erenkoy, Istanbul Turkey	Marketing office	Month-to-month

Bremer, 2, D-28816 Stuhr Bremen, Germany	Marketing office	May 2008

Aviation Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations, and sales office	Two leases: May 2011 and March 2013

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	May 2014

238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office	December 2009

Kingfisher House, Northwood Park Gatwick Road, Crawley West Sussex, RH10 2XN United Kingdom	Administrative, operations and sales office	December 2007

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office	September 2011

Slavjanskaya Business Center, 8th Floor Europe Square 2, Moscow 121059 Russian Federation	Administrative, operations and marketing office	Month-to-month

Calle 93B No. 11A-33, oficina 303 Bogota, Colombia	Administrative, operations and sales office	Month-to-month

Room 906, Building 113 Shaoyaojubeili Chao Yang District Beijing, China	Administrative, operations and marketing office	Month-to-month

Land Segment

9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Two leases: May 2011 and March 2013

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	May 2014

1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, USA	Administrative, operations and sales office	July 2008

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Item 3.	Legal Proceedings

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

Southeast Airlines Litigation

On November 15, 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover approximately $1.3 million for jet fuel sold by WFSI to Southeast. The receivable related to the sale of jet fuel to Southeast was written off in 2005. On December 21, 2004, the court granted World Fuel’s motion to obtain a pre-judgment writ of attachment directing the seizure of several aircraft owned by Southeast. On January 25, 2005, the court granted our motion to file an amended complaint and to add additional parties having an interest in Southeast’s assets, including Joda LLC (“Joda”).

On February 24, 2005, Joda filed a counterclaim against World Fuel and a crossclaim to foreclose an aircraft security agreement between Joda and Southeast, for damages and for replevin of certain aircraft and engines, alleging that its interest is superior to our interest in the Southeast aircraft and engines. We have defended this action and alleged that Joda’s claims are barred because any interest that Joda may have in the collateral which is in our possession is subordinate to our claims and/or interest. The case is pending in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

On November 28, 2006, three of Southeast’s creditors, including World Fuel, filed involuntary bankruptcy petitions against Southeast and its principal (the “Debtors”) in the U.S. Bankruptcy Court, Tampa Division. World Fuel is in the process of serving the petitions on the Debtors. Once service of process is effected, which will occur by publication, we expect that the bankruptcy court will appoint a Trustee to handle the Debtors’ estates and who will have authority to sell the assets of the Debtors. The bankruptcy filing has effectively stayed Joda’s counterclaim against World Fuel. We intend to vigorously defend the priority of our claim against the other creditors in the bankruptcy proceedings.

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

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of February 20, 2007, there were 278 shareholders of record of our common stock and the closing price of our stock on the NYSE was $47.09. The following table sets forth, for each quarter in 2006 and 2005, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2006
First quarter	$41.32	$30.30
Second quarter	51.87	37.90
Third quarter	48.99	34.85
Fourth quarter	49.30	38.55

2005
First quarter	$31.50	$23.46
Second quarter	32.82	23.25
Third quarter	35.63	22.68
Fourth quarter	37.05	29.16

Dividends

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2006 and 2005.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2006
First quarter	$0.0375	March 10, 2006	March 24, 2006	April 12, 2006
Second quarter	0.0375	June 9, 2006	June 23, 2006	July 12, 2006
Third quarter	0.0375	September 8, 2006	September 22, 2006	October 11, 2006
Fourth quarter	0.0375	December 8, 2006	December 22, 2006	January 10, 2007

2005
First quarter	$0.0375	March 4, 2005	March 18, 2005	April 6, 2005
Second quarter	0.0375	June 3, 2005	June 17, 2005	July 6, 2005
Third quarter	0.0375	September 2, 2005	September 16, 2005	October 5, 2005
Fourth quarter	0.0375	December 2, 2005	December 16, 2005	January 4, 2006

Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the revolving credit facility agreement. For additional information regarding our revolving credit facility agreement, see Note 2 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On February 27, 2007, our Board of Directors approved a cash dividend of $0.0375 per share for each quarter in 2007.

Stock Splits

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. All references in this Form 10-K to number of shares and per share amounts reflect the stock split.

Issuance of Common Stock

In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Repurchase of Common Stock

There were no repurchases of common stock made by us during the quarterly period ended December 31, 2006. For information on repurchases of common stock for the first three quarters of 2006, see the respective Form 10-Q for each quarterly period ended during the first three quarters of 2006.

Stock Performance

COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*

AMONG WORLD FUEL SERVICES CORPORATION, THE RUSSELL 2000 INDEX

AND THE S & P ENERGY INDEX

*	$100 invested on 3/31/01 in stock or index-including reinvestment of dividends. The Company’s fiscal year end changed to December 31st in 2002.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2006	2005	2004 (1)	2003	2002 (2)
					(Unaudited)
Revenue	$10,785,136	$8,733,947	$5,654,373	$2,671,557	$1,904,365
Cost of sales	10,571,067	8,555,283	5,524,417	2,570,434	1,820,538

Gross profit	214,069	178,664	129,956	101,123	83,827
Operating expenses (3)	137,423	122,044	91,984	73,491	63,688

Income from operations	76,646	56,620	37,972	27,632	20,139
Other income (expense), net (4)	4,753	(792)	(2,138)	490	(1,898)

Income from operations before income taxes	81,399	55,828	35,834	28,122	18,241
Provision for income taxes	17,353	15,475	6,969	5,809	3,948

	64,046	40,353	28,865	22,313	14,293
Minority interest in income of consolidated subsidiaries	98	744	306	152	140

Net income	$63,948	$39,609	$28,559	$22,161	$14,153

Basic earnings per share:	$2.33	$1.67	$1.29	$1.04	$0.68

Basic weighted average shares	27,467	23,700	22,104	21,234	20,898

Diluted earnings per share:	$2.21	$1.57	$1.22	$0.99	$0.65

Diluted weighted average shares	28,923	25,214	23,454	22,338	21,790

Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2006	2005 (5)	2004 (1)	2003	2002
Cash, cash equivalents and short-term investments	$188,995	$143,284	$64,178	$76,256	$57,776
Accounts and notes receivable, net	860,084	689,605	490,780	243,612	212,578
Total current assets	1,196,091	948,310	648,068	354,663	295,289
Total assets	1,277,400	1,014,001	712,171	400,850	344,996
Total current liabilities	826,761	635,556	466,985	246,595	212,016
Total long-term liabilities	24,670	25,098	56,683	4,537	4,198
Total stockholders’ equity	425,969	353,347	188,503	149,718	128,782

(1)	We acquired Tramp Oil in April 2004. The financial position and results of operations of this acquisition have been consolidated into our consolidated financial statements since April 2004.

(2)	In August 2002, we changed our fiscal year-end from March 31st to a calendar year-end of December 31st. We initiated this change so we could be more directly comparable to other public companies that use a calendar year for their fiscal year. This change was first effective with respect to the nine months ended December 31, 2002. The results for the calendar year ended December 31, 2002, presented for comparative purposes, are unaudited. The 2002 calendar year results combined the audited results for the nine months ended December 31, 2002 and the unaudited results for the three months ended March 31, 2002.

(3)	Included in operating expenses are total compensation costs associated with share-based payments of $7.0 million, $4.0 million, $1.7 million, $0.9 million and $0.5 million for 2006, 2005, 2004, 2003 and 2002, respectively. Also included in operating expenses were executive severance charges of $4.5 million relating to the termination of employment of our former Chief Executive Officer and four other executives during the year ended December 31, 2002 and executive severance costs totaling $1.5 million relating to the June 2006 separation agreement between us and our former Chief Financial Officer during the year ended December 31, 2006.

(4)	Included in other income (expense), net for the year ended December 31, 2006 was a $1.5 million benefit related to the settlement of certain claims made against the former owners of Tramp Oil. Also included in other income (expense), net for year ended December 31, 2002 was a charge of $1.6 million in connection with a settlement adjustment of the remaining balance due us from the sale of our oil-recycling segment to EarthCare Company.

(5)	In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6—Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A—Risk Factors.”

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced in part by our revenue and cost of sales increases year over year. However, our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit which is not directly correlated to the price of fuel. Therefore, in a period of increasing or decreasing oil prices, our revenue and cost of sales would increase or decrease proportionately but our gross profit may not be negatively or positively impacted by such price changes.

In our marine segment, we primarily purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See “Item 1A—Risk Factors” of this Form 10-K.

In April 2004, we acquired Tramp Oil. This acquisition primarily added to our marine segment. The results of operations of this acquisition have been included with our results since April 2004.

Reportable Segments

We have three reportable operating business segments as of December 31, 2006: marine, aviation and land. In the first quarter of 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing operational results, our activities for fuel sales and related services to the land transportation market would be treated as a separate reportable operating business segment. Prior to this determination, the reporting of our land activities was aggregated with the activities of our aviation reportable operating business segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 6 to the accompanying consolidated financial statements included in this Form 10-K. We evaluate and manage our business segments using the performance measurement of income from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debts, share-based payments, derivatives, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed, provided that there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for estimated credit losses.

If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A—Risk Factors” of this Form 10-K.

Share-Based Payment

In January 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensations” using the modified prospective transition method. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors be recognized in the financial statements based on their grant-date fair value. Under previous accounting guidance, companies had the option of recognizing the fair value of share-based compensation to employees and non-employee directors in the financial statements or disclosing the pro forma impact on the statement of income of share-based compensation to employees and non-employee directors in the notes to the financial statements. In April 2002, we adopted the fair value accounting provisions of SFAS No. 123 using the prospective method. Therefore, for stock options granted prior to April 2002, we continued to use the intrinsic value method promulgated under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The last stock options granted prior to April 2002 became fully vested and exercisable in September 2003. Because we adopted the fair value provisions of SFAS No. 123 in April 2002, the adoption of SFAS No. 123(R) did not significantly impact our financial position or results of operations.

Under fair value accounting of share-based payment awards, the grant-date fair value of the share-based payment is amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis as compensation expense. As required by SFAS 123(R), annual compensation expense for share-based payment is reduced by an expected forfeiture amount on outstanding share-based payment. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when the share-based payment award was forfeited.

SFAS No. 123(R) also requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123(R), such excess tax benefits were presented as operating cash flows.

We currently use the Black-Scholes option pricing model to estimate the fair value of stock options and stock-settled stock appreciation rights (“SSARs”). The estimation of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The expected term of the stock options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units is based on the grant-date market value of our common stock, as defined in the respective plans under which they were issued.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income in the stockholders’ equity section of the balance sheet.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a three year period in assessing the qualification for our fair value hedges. Hedge accounting is discontinued prospectively if and when the hedging relationship over an extended period of time is determined to be ineffective. We assess hedge effectiveness based on total changes in the fair market value of our hedging instruments and hedged items and any ineffectiveness is recognized in the statement of income. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

For additional information on derivatives, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and the joint venture interest in PAFCO. Goodwill is not subject to periodic amortization. Instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization methodologies.

In connection with our acquisitions, we recorded identifiable intangible assets for customer relationships existing at the date of the acquisitions and non-compete agreements. Identifiable intangible assets are being amortized over their useful lives that range from five to seven years.

Results of Operations

2006 compared to 2005

Revenue. Our revenue for 2006 was $10.8 billion, an increase of $2.1 billion, or 23.5%, as compared to 2005. Our revenue during these years was attributable to the following segments (in thousands):

	2006	2005	$ Change
Marine segment	$5,785,095	$4,467,695	$1,317,400
Aviation segment	4,579,337	3,938,266	641,071
Land segment	420,704	327,986	92,718

Total	$10,785,136	$8,733,947	$2,051,189

Our marine segment contributed $5.8 billion in revenue for 2006, an increase of $1.3 billion, or 29.5%, as compared to 2005. Of the total increase in marine segment revenue, $909.3 million was due to increased sales volume, primarily due to additional sales to new and existing customers. The remaining increase of $408.1 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2006.

Our aviation segment contributed $4.6 billion in revenue for 2006, an increase of $641.1 million, or 16.3%, as compared to 2005. Of the total increase in aviation segment revenue, $600.2 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2006. The remaining increase of $40.9 million was due to net increased sales volume.

Our land segment contributed $0.4 billion in revenue for 2006, an increase of $92.7 million, or 28.3% as compared to 2005. Of the total increase in land segment revenue, $57.7 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2006. The remaining revenue increase of $35.0 million was primarily due to increased sales volume to new and existing customers.

Gross Profit. Our gross profit for 2006 was $214.1 million, an increase of $35.4 million, or 19.8%, as compared to 2005. Our gross profit during these years was attributable to the following segments (in thousands):

	2006	2005	$ Change
Marine segment	$101,177	$90,049	$11,128
Aviation segment	106,867	83,619	23,248
Land segment	6,025	4,996	1,029

Total	$214,069	$178,664	$35,405

Our marine segment gross profit for 2006 was $101.2 million, an increase of $11.1 million, or 12.4%, as compared to 2005. Contributing to the total increase in marine segment gross profit was $16.0 million in increased sales volume partially offset by $4.9 million in lower gross profit per metric ton due to changes in market conditions.

Our aviation segment gross profit for 2006 was $106.9 million, an increase of $23.2 million, or 27.8%, as compared to 2005. Contributing to the total increase was $22.3 million in higher gross profit per gallon sold, which reflects changes in business mix yielding higher margins. The remaining gross profit increase of $0.9 million was due to increased sales volume.

Our land segment gross profit for 2006 was approximately $6.0 million, an increase of $1.0 million, or 20.6%, as compared to 2005. The increase in land segment gross profit resulted from $0.5 million in increased sales volume and higher gross profit per gallon sold, respectively.

Operating Expenses. Total operating expenses for 2006 were $137.4 million, an increase of $15.4 million, or 12.6%, as compared to 2005. The following table sets forth our expense categories (in thousands):

	2006	2005	$ Change
Compensation and employee benefits	$82,987	$74,030	$8,957
Executive severance costs	1,545	—	1,545
Provision for bad debts	3,869	8,644	(4,775)
General and administrative	49,022	39,370	9,652

Total	$137,423	$122,044	$15,379

Of the total increase in operating expenses, $9.0 million was related to compensation and employee benefits, $9.7 million to general and administrative expenses and $1.5 million was due to executive severance costs related to the departure of our former Chief Financial Officer. Partially offsetting these increases was a $4.8 million decrease in provision for bad debts. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation, which includes non-cash share-based payment awards, and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees, recruiting fees, systems development, travel and related expenses, depreciation and amortization, telecommunication costs and other general administrative expenses. The decrease in the provision for bad debts was mainly attributable to specific bad debt provisions recorded for two marine segment customers in 2005, certain land customers located in areas affected by Hurricane Katrina in 2005 as well as the overall improved quality of our receivables portfolio in 2006.

Income from Operations. Our income from operations for 2006 was $76.6 million, an increase of $20.0 million, or 35.4%, as compared to 2005. Income from operations during these years was attributable to the following segments (in thousands):

	2006	2005	$ Change
Marine segment	$44,225	$35,360	$8,865
Aviation segment	56,648	39,882	16,766
Land segment	1,138	942	196

	102,011	76,184	25,827
Corporate overhead—unallocated	(25,365)	(19,564)	(5,801)

Total	$76,646	$56,620	$20,026

Our marine segment earned $44.2 million in income from operations for 2006, an increase of $8.9 million, or 25.1%, as compared 2005. This increase resulted from an $11.1 million higher gross profit, partially offset by approximately $2.3 million increase in operating expenses. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debts.

Our aviation segment earned $56.6 million in income from operations for 2006, an increase of $16.8 million, or 42.0%, as compared to 2005. This improvement was due to a $23.2 million increase in gross profit partially offset by an increase in operating expenses of approximately $6.5 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debts.

Our land segment earned $1.1 million in income from operations for 2006, an increase of approximately $0.2 million, or 20.8%, as compared to 2005. This was a result of a $1.0 million increase in gross profit and partially offset by $0.8 million increase in operating expenses. The increase in land segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debts.

Our corporate overhead costs not charged to the business segments totaled $25.4 million for 2006, an increase of $5.8 million, or 29.7% as compared to 2005. The increase in corporate overhead costs was attributable to the $1.5 million executive severance costs and increased compensation and employee benefits, and general and administrative expenses.

Other Income and Expense, net. In 2006, we had other income, net of $4.8 million as compared to other expense, net of $0.8 million for 2005. This change of approximately $5.6 million was primarily due to a $2.8 million increase in interest income as a result of a larger average cash position and higher interest rates in 2006, a $1.2 million decrease in interest expense and other financing costs associated with our revolving credit facility due to lower borrowings and $1.5 million income related to the settlement of retention claims against the former owners of Tramp Oil.

Taxes. For 2006, our effective tax rate was 21.3%, for an income tax provision of $17.4 million, as compared to an effective tax rate of 27.7% and income tax provision of $15.5 million for 2005. Included in the calculation of the effective tax rate for 2005 was $2.8 million additional income tax provision associated with our decision to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions contained in the American Jobs Creation Act of 2004. This repatriation affected our effective tax rate for 2005 by approximately 5.1%. The remaining net decrease in the effective tax rate resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for 2006 was $63.9 million, an increase of $24.3 million, or 61.4%, as compared to 2005. Diluted earnings per share for 2006 was $2.21 per share, an increase of $0.64 per share, or 40.8%, as compared to 2005.

2005 compared to 2004

Revenue. Our revenue for 2005 was $8.7 billion, an increase of $3.1 billion, or 54.5%, as compared to 2004. Our revenue during these years was attributable to the following segments (in thousands):

	2005	2004	$ Change
Marine segment	$4,467,695	$3,031,474	$1,436,221
Aviation segment	3,938,266	2,444,222	1,494,044
Land segment	327,986	178,677	149,309

Total	$8,733,947	$5,654,373	$3,079,574

Our marine segment contributed $4.5 billion in revenue for 2005, an increase of $1.4 billion, or 47.4%, as compared to 2004. Of the total increase in marine revenue, $1.3 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2005. The remaining increase of $108.4 million was due to increased sales volume, primarily due to revenues of Tramp Oil, which were included for twelve months in 2005 compared with nine months in 2004, due to the acquisition having taken place in April 2004, as well as additional sales to new and existing customers.

Our aviation segment contributed $3.9 billion in revenue for 2005, an increase of $1.5 billion, or 61.1%, over 2004. Of the total increase in aviation segment revenue, $1.1 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2005. The remaining increase of $397.5 million was due to increased sales volume. The increase in aviation segment sales volume was largely due to the growth in the fuel management business and additional sales to new and existing customers in our commercial business.

Our land segment contributed $328.0 million in revenue for 2005, an increase of $149.3 million, or 83.6%, as compared to 2004. Of the total increase in land segment revenue, $87.0 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2005. The remaining increase of $62.3 million was due to increased sales volume.

Gross Profit. Our gross profit for 2005 was $178.7 million, an increase of $48.7 million, or 37.5%, as compared to 2004. Our gross profit during these years was attributable to the following segments (in thousands):

	2005	2004	$ Change
Marine segment	$90,049	$63,148	$26,901
Aviation segment	83,619	64,340	19,279
Land segment	4,996	2,468	2,528

Total	$178,664	$129,956	$48,708

Our marine segment gross profit for 2005 was $90.0 million, an increase of $26.9 million, or 42.6%, as compared to 2004. Of the total increase in marine segment gross profit, approximately $25.1 million resulted from increased gross profit per metric ton, which reflected advantageous pricing due to favorable market conditions, and $1.8 million related to increased sales volume.

Our aviation segment gross profit for 2005 was $83.6 million, an increase of $19.3 million, or 30.0%, as compared to 2004. Contributing to the total increase was $10.5 million related to increased sales volume and $8.8 million in higher gross profit per gallon sold.

Our land segment gross profit for 2005 was approximately $5.0 million, an increase of approximately $2.5 million as compared to 2004. Of the total increase in land segment gross profit, $1.7 million resulted from higher gross profit per gallon sold and approximately $0.8 million related to increased sales volume.

Operating Expenses. Total operating expenses for 2005 were $122.0 million, an increase of $30.1 million, or 32.7%, as compared to 2004. The following table sets forth our expense categories (in thousands):

	2005	2004	$ Change
Compensation and employee benefits	$74,030	$58,634	$15,396
Provision for bad debts	8,644	4,338	4,306
General and administrative	39,370	29,012	10,358

Total	$122,044	$91,984	$30,060

Of the total increase in operating expenses, $15.4 million was related to compensation and employee benefits, $4.3 million to provision for bad debts, and $10.4 million to general and administrative expenses. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation, which includes non-cash share-based payment awards, and new hires to support our global business. The increase in the provision for bad debts was due, in part, to customers located in areas affected by Hurricane Katrina as well as a higher level of accounts receivable written-off in 2005. The increase in general and administrative expenses reflects twelve months of expenses relating to Tramp Oil versus nine months in 2004, higher audit fees and infrastructure spending initiatives to support our global business primarily relating to the following expenses: business travel, office rent, employee recruitment expenses, legal and consulting fees.

Income from Operations. Our income from operations for 2005 was $56.6 million, an increase of $18.6 million, or 49.1%, as compared to 2004. Income from operations during these years was attributable to the following segments (in thousands):

	2005	2004	$ Change
Marine segment	$35,360	$23,270	$12,090
Aviation segment	39,882	28,898	10,984
Land segment	942	421	521

	76,184	52,589	23,595
Corporate overhead—unallocated	(19,564)	(14,617)	(4,947)

Total	$56,620	$37,972	$18,648

Our marine segment earned $35.4 million in income from operations for 2005, an increase of $12.1 million, or 52.0%, as compared to 2004. This increase resulted from approximately $26.9 million increase in gross profit, partially offset by the $14.8 million increase in operating expenses. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our aviation segment earned $39.9 million in income from operations for 2005, an increase of $11.0 million, or 38.0%, as compared to 2004. This improvement was due to a $19.3 million increase in gross profit partially offset by an increase in operating expenses of $8.3 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our land segment earned $0.9 million in income from operations for 2005, an increase of approximately $0.5 million as compared to 2004. This was a result of a $2.5 million increase in gross profit partially offset by a $2.0 million increase in operating expenses. The increase in land segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our corporate overhead costs not charged to the business segments totaled $19.6 million for 2005, an increase of $4.9 million, or 33.8% as compared to 2004. The increase in corporate overhead costs was attributable to increased compensation and employee benefits and general and administrative expenses.

Other Expense and Income, net. In 2005, we had other expense, net, of $0.8 million, a decrease of $1.3 million, as compared to other expense, net, of $2.1 million for 2004. This decrease was primarily related to an increase in interest income in 2005 associated with higher average invested cash balances and interest rates versus 2004, partially offset by higher net interest expense and other financing costs associated with our revolving credit facility.

Taxes. For 2005, our effective tax rate was 27.7%, based upon an income tax provision of $15.5 million, as compared to an effective tax rate of 19.4% and income tax provision of $7.0 million for 2004. The increase in the effective tax rate for 2005 resulted primarily from our decision to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions contained in the American Jobs Creation Act of 2004. We recorded additional tax expense in 2005 of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings. This repatriation increased our effective tax rate for 2005 by approximately 5.1%. The remaining net increase in the effective tax rate is due to profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for 2005 was $39.6 million, an increase of $11.1 million, or 38.7%, as compared to 2004. Diluted earnings per share for 2005 was $1.57 per share, an increase of $0.35 per share, or 28.7%, as compared to 2004.

Liquidity and Capital Resources

We had cash and cash equivalents of $176.5 million at December 31, 2006 as compared to $133.3 million at December 31, 2005. Additionally, we had short-term investments of $12.5 million at December 31, 2006 as compared to $10.0 million as of December 31, 2005. Our primary use of cash, cash equivalents and short term investments is to fund the purchase of inventories and finance increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we are currently undertaking the implementation of an enterprise integration project (the “Project”), which consists of a company-wide financial and commercial information system upgrade. With respect to the implementation of the Project, we currently believe we will incur $24.8 million in capitalized expenditures and $11.3 million in costs which are expensed as incurred. As of December 31, 2006, we have capitalized $14.1 million of Project expenditures, of which $11.5 million was incurred during 2006. Also, as of December 31, 2006, we have expensed $4.0 million in Project expenses, of which $3.3 million was incurred in 2006. The balance of these expenditures is expected to be incurred through the first quarter of 2008. See Item 1A—“Risk Factors” included in this Form 10-K, for discussion regarding risk factors related to the Project.

Our business is funded through cash generated from operations and borrowings under our revolving credit facility. Outstanding borrowings under our revolving credit facility and our cash on hand fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our unsecured syndicated revolving credit facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $30.0 million, subject to the approval of the administrative agent. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of December 31, 2006, outstanding borrowings under our revolving credit facility totaled $20.0 million, our issued letters of credit totaled $51.4 million and our issued bank guarantees totaled $4.0 million.

The revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. We have certain loans between wholly owned subsidiaries which are eliminated in consolidation. These loans are not permitted under the revolving credit facility and resulted in our non-compliance with one of the revolving credit facility covenants. On November 7, 2006, we received a waiver for this non-compliance for all periods prior to such date and obtained a consent that these loans may remain in place on an ongoing basis.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit from one of the banks participating in our revolving credit facility. As of December 31, 2006, we had outstanding letters of credit of $11.4 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our revolving credit facility. To mitigate this risk, in part, we entered into two interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of December 31, 2006, our weighted average interest rate on borrowings under the revolving credit facility, adjusted for the interest rate swaps, was 5.2% per annum.

Net cash provided by operating activities totaled $67.9 million for 2006 as compared to net cash used in operating activities of $4.0 million for 2005. This $71.9 million increase in cash from operating activities was primarily due to changes in operating assets and liabilities and higher net income.

In 2006, net cash used in investing activities was $25.2 million compared to $14.6 million for 2005. This $10.6 million increase in cash used in investing activities was due to an increase in cash paid for capital expenditures primarily relating to the enterprise integration project and the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada in 2006. Partially offsetting these cash usages was a reduction in the net cash outflow related to our short-term investments activities.

Net cash provided by financing activities was $0.5 million compared to $87.7 million for 2005. This $87.2 million decrease in cash provided by financing activities was primarily due to the receipt of net proceeds of $120.3 million from our public offering of shares in 2005 less net repayments of $30.0 million under our revolving credit facility in 2005.

Working capital at December 31, 2006 was $369.3 million, representing an increase of $56.6 million from working capital at December 31, 2005.

Our accounts receivable amounted to $874.4 million at December 31, 2006 as compared to $701.9 million at December 31, 2005. This increase in accounts receivable of $172.5 million was primarily attributable to increased business volume and higher fuel prices in the aviation segment. At December 31, 2006, the allowance for bad debts was $14.3 million, an increase of $2.1 million as compared to December 31, 2005. Inventories of $74.5 million, at December 31, 2006, increased $38.7 million from December 31, 2005. This increase was due to higher inventory levels and higher unit costs. Prepaid expenses and other current assets of $72.5 million, at December 31, 2006, decreased $7.1 million from December 31, 2005 which was primarily due to decreases in prepaid fuel, transaction taxes receivable and deferred tax assets, partially offset by increases in receivables related to derivative contracts.

Our current liabilities other than short-term debt increased $191.9 million primarily due to increases in accounts payable and payables related to derivative contracts. These increases were due to greater business volume and increased fuel prices. Partially offsetting these increases were lower accrued compensation, accrued expenses, transaction taxes payable and customer deposits. Short-term and long-term debt decreased by $0.7 million primarily due to the repayment of the final installment of an acquisition promissory note.

Stockholders’ equity amounted to $426.0 million at December 31, 2006, as compared to $353.3 million at December 31, 2005. The increase in stockholders’ equity of approximately $72.7 million was mainly due to $64.0 million in earnings, $7.0 million amortization of share-based payment awards and $6.7 million from the exercise of stock options. Partially offsetting these increases was the declaration of $4.2 million in dividends and approximately $1.0 million for the purchase of shares for the settlements of employee withholding taxes.

We believe that available funds from existing cash and cash equivalents and our revolving credit facility, together with cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 2 and 5 in the notes to the consolidated financial statements in Item 15 of this Form 10-K.

Contractual Obligations

As of December 31, 2006, our scheduled maturities of debt, non-cancelable operating lease obligations, employment agreement obligations (excluding discretionary and performance bonuses), derivatives obligations, purchase obligations and other obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$20,082	$11	$6	$20,065	$—
Operating lease obligations	14,163	3,632	5,936	3,139	1,456
Service contract obligations	5,300	1,629	3,257	414	—
Employment agreement obligations	8,397	7,464	933	—	—
Derivatives obligations	23,539	23,539	—	—	—
Purchase obligations	201,505	201,505	—	—	—
Other obligations	4,143	599	2,007	1,380	157

Total	$277,129	$238,379	$12,139	$24,998	$1,613

Service contract. These obligations consist of such contracts with minimum service fee. The minimum service amount is shown in the above table using the straight-line method over the service years.

Debt and interest. These obligations include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates. We have other interest obligations on variable-rate, non-term debt; however, these obligations have been excluded, as the timing of payments and expected interest rates cannot be estimated reasonably.

Derivatives. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K, for discussions of our derivatives.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2006, we had issued letters of credit of $62.8 million under our revolving credit facility and credit line. For additional information on our revolving credit facility and credit line, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2006, we had $16.6 million in outstanding bonds.

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159, and have not yet determined the impact of the adoption of this standard on our consolidated financial statements.

Fair Value Measurements. In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. In certain cases, we expect the implementation of SFAS No. 157 will accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions. However, we are still in the process of evaluating the impact of the adoption of this statement on our financial condition and results of operations.

Considering the Effects of Prior-Year Misstatements. In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 in connection with the preparation of our annual financial statement for the year ending December 31, 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The definition of tax position also includes a decision to not file a tax return and an allocation or a shift of income between jurisdictions. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The effect of the application of this interpretation could have a significant impact on our financial position. While we have made substantial progress, we have not yet completed our evaluation of the impact of FIN No. 48 on our financial position. We do business in most countries around the world, many of which do not have clear tax rules applicable to our operations. This lack of clarity in the tax rules creates uncertainty which cannot be easily analyzed or predicted. The cumulative effect of applying FIN No. 48 will be recorded as an adjustment to retained earnings with a corresponding adjustment to liabilities as of January 1, 2007.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF No. 04-13 in April 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in January 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in January 2006 did not have a significant impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income in the stockholders’ equity section of the balance sheet.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a three year period in assessing the qualification for our fair value hedges. Hedge accounting is discontinued prospectively if and when the hedging relationship over an extended period of time is determined to be ineffective. We assess hedge effectiveness based on total changes in the fair market value of our hedging instruments and hedged items and any ineffectiveness is recognized in the statement of income. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. As of December 31, 2006 and 2005, our unrealized net gains on these interest rate swaps was $34 thousand and $233 thousand, respectively, which were included in accumulated other comprehensive income in stockholders’ equity.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting has been applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices offset based on the effectiveness of the hedge in the period in which the hedge is in effect. For these fair value hedges, we recorded an unrealized net gain of $0.8 million as of December 31, 2006 and an unrealized net loss of $0.1 as of December 31, 2005. Hedge ineffectiveness resulted in an unrealized gain of $9.6 million for 2006 and a realized loss of $0.6 million for 2005.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. We recorded an unrealized net gain of $10 thousand as of December 31, 2006 and an unrealized net loss of $64 thousand as of December 31, 2005.

As of December 31, 2006, we had the following commodity related derivative instruments (in thousands, except average underlying prices):

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation and Land (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
2007	Fair value	Swaps	42		$11.50	$487
		Effect on Hedged Item	42		4.71	(199)
		Futures		14,490	0.08	1,186
		Effect on Hedged Item		14,490	0.04	(627)
	Non-designated	Swaps (Purchases)	674		22.03	(14,855)
		Swaps (Sales)	1,247		27.25	33,987
		Purchase Commitments	681		29.14	(19,854)
		Sales Commitments	108		6.68	723
		Swaps (Purchases)		24,812	0.15	(3,614)
		Swaps (Sales)		14,713	0.25	3,727
		Sales Commitments		12,199	0.01	(102)
		Collars (Purchases)		26,601	0.19	(5,070)
		Collars (Sales)		26,601	0.19	5,070

						$856

Interest Rate

Borrowings under our $220.0 million revolving credit facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2006, we had entered into two interest rate protection arrangements in the form of interest rate swaps, for the entire $20.0 million of borrowings under our revolving credit facility. The interest rate swaps expire equally in March and April 2008. As of December 31, 2006, our weighted average interest rate on borrowings under the revolving credit facility adjusting for the interest rate swaps was 5.2% per annum. Accordingly, until the expiration of one of our interest rate swaps, our future earnings per share would not be impacted by any interest rate changes on the $20.0 million outstanding balance at December 31, 2006.

Foreign Currency

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily Mexico, Colombia and the United Kingdom, payments to our aviation fuel suppliers and from some of our customers are denominated in local currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and attempt to minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As of December 31, 2006, we had the following foreign currency purchase contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount	United States Currency Amount	Fair Value Asset (Liability)
January 2007	Non-designated	CLP 2,814,727	$5,300	$(49)
	Non-designated	GBP 118	234	(2)

				$(51)

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2007, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on any matter of accounting principles, accounting practices, or financial statement disclosure which have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statements.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the framework specified in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

Our management report on internal control over financial reporting for the year ended December 31, 2005 described one material weakness in our internal control over financial reporting with respect to the accounting and financial reporting of our derivative program. This material weakness continued to exist as of the end of the first three quarters of 2006. In the fourth quarter of 2006, we completed the implementation and testing of previously disclosed remedial measures put in place to address this material weakness. Such remedial measures were disclosed in our 2006 quarterly reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. In connection with this testing, and in connection with the evaluation described in the above paragraph (“Management’s Evaluation of Disclosure Controls and Procedures”), management has determined that this material weakness has been remediated as of December 31, 2006. Management considers the remediation of this material weakness during our quarter ended December 31, 2006 to represent a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Board of Directors—Corporate Governance Matters,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a Code of Corporate Conduct and Ethics which is posted in the corporate governance section of our website at http://www.wfscorp.com/wfscorp/company/governance.html.

On July 20, 2006, we submitted to the NYSE, the Annual CEO Certification regarding World Fuel’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. The certification was not qualified in any respect. In addition, we have filed as exhibits in this Form 10-K, the applicable certifications of our Chief Executive Officer, Chief Operating Officer and Chief Risk and Administrative Officer and Interim Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Board of Directors—Compensation of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Compensation of Executive Officers—Compensation Committee Interlocks and Insider Participation” and “Board of Directors—Independence of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Independent Registered Certified Public Accountants” in our Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	38

(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005.	40

(iii)	Consolidated Statements of Income for 2006, 2005 and 2004.	41

(iv)	Consolidated Statements of Stockholders’ Equity for 2006, 2005 and 2004.	42

(v)	Consolidated Statements of Cash Flows for 2006, 2005 and 2004.	43

(vi)	Notes to the Consolidated Financial Statements.	45

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

4.1	1993 Non-Employee Directors Stock Option Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

4.2	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed August 17, 1998.

4.3	2001 Omnibus Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

4.4	2006 Omnibus Plan is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.5	The form of Restricted Stock Grant Agreement is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.6	The form of Stock-Settled Stock Appreciation Right Agreement is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.7	The form of Restricted Stock Units Grant Agreement (Non-Employee Director) is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.8	The form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

10.1	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

Exhibit No.	Description

10.2	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Employment Agreement, dated as of July 1, 2002, with Mr. Michael S. Clementi, President and Chief Operating Officer of World Fuel Services, Inc., is incorporated by reference to our Annual Report on Form 10-K/A filed May 9, 2005.

10.6	Employment Agreement, dated as of July 18, 2005, with Mr. Paul Nobel, Senior Vice President and Chief Accounting Officer.

10.7	2003 Executive Incentive Plan is incorporated by reference to our Schedule 14A filed April 23, 2004.

10.8	Credit Agreement, excluding schedules and exhibits as listed in the agreement, dated as of December 19, 2003, between World Fuel Services Corporation, as the Company, the various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank National Association, as Administrative Agent, is incorporated by reference to our Annual Report on Form 10-K filed March 15, 2004.

10.9	First Amendment to Credit Agreement, dated as of March 31, 2004, between World Fuel Services Corporation, the Lenders and LaSalle Bank National Association, as a Lender and as the Administrative Agent for Lenders, is incorporated by reference to our Quarterly Report on Form 10-Q filed May 6, 2004.

10.10	Second Amendment to Credit Agreement, dated as of September 29, 2004, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions named therein, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed October 5, 2004.

10.11	Third Amendment to Credit Agreement, dated as of May 26, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements, is incorporated by reference to our Current Report on Form 8-K filed June 1, 2005.

10.12	Fourth Amendment to Credit Agreement, dated as of August 9, 2005, between World Fuel Services Corporation, LaSalle Bank National Association and various other financial institutions, excluding the Reaffirmation of Guarantees and Reaffirmation of Pledge Agreements and Annex A, is incorporated as by reference to our Quarterly Report on Form 10-Q filed August 9, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Risk and Administrative Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Risk and Administrative Officer and Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of World Fuel Services Corporation:

We have completed integrated audits of World Fuel Services Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 1, 2007

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$176,495	$133,284
Short-term investments	12,500	10,000
Accounts receivable, net	860,084	689,605
Inventories	74,519	35,802
Prepaid expenses and other current assets	72,493	79,619

Total current assets	1,196,091	948,310

Property and equipment, net	26,730	11,579
Goodwill	44,321	42,123
Identifiable intangible asset, net	4,961	6,038
Other assets	5,297	5,951

Total assets	$1,277,400	$1,014,001

Liabilities:
Current liabilities:
Short-term debt	$10	$737
Accounts payable	720,790	535,573
Customer deposits	23,399	23,776
Accrued expenses and other current liabilities	82,562	75,470

Total current liabilities	826,761	635,556

Long-term debt	20,062	20,006
Deferred compensation and other long-term liabilities	4,608	5,092

Total liabilities	851,431	660,654

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,488,000 shares and 27,370,000 shares issued at December 31, 2006 and 2005, respectively	285	274
Capital in excess of par value	170,275	157,436
Retained earnings	255,245	195,494
Accumulated other comprehensive income	164	143

Total stockholders’ equity	425,969	353,347

Total liabilities and stockholders’ equity	$1,277,400	$1,014,001

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2006	2005	2004
Revenue	$10,785,136	$8,733,947	$5,654,373
Cost of sales	10,571,067	8,555,283	5,524,417

Gross profit	214,069	178,664	129,956

Operating expenses:
Compensation and employee benefits	82,987	74,030	58,634
Executive severance costs	1,545	—	—
Provision for bad debts	3,869	8,644	4,338
General and administrative	49,022	39,370	29,012

	137,423	122,044	91,984

Income from operations	76,646	56,620	37,972

Other income (expense), net:
Interest income	5,589	2,785	984
Interest expense and other financing costs	(2,236)	(3,430)	(2,631)
Other, net	1,400	(147)	(491)

	4,753	(792)	(2,138)

Income before taxes	81,399	55,828	35,834
Provision for income taxes	17,353	15,475	6,969

	64,046	40,353	28,865
Minority interest in income of consolidated subsidiaries	98	744	306

Net income	$63,948	$39,609	$28,559

Basic earnings per share	$2.33	$1.67	$1.29

Basic weighted average shares	27,467	23,700	22,104

Diluted earnings per share:	$2.21	$1.57	$1.22

Diluted weighted average shares	28,923	25,214	23,454

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2003	25,530	$255	$31,757	$134,315	$—	3,946	$(16,609)	$149,718
Net income	—	—	—	28,559	—	—	—	28,559
Cash dividends declared	—	—	—	(3,378)	—	—	—	(3,378)
Issuance of restricted stock	—	—	(663)	—	—	(158)	663	—
Amortization of share-based payment awards	—	—	1,708	—	—	—	—	1,708
Exercise of stock options, including income tax benefit of $4,517	—	—	6,556	—	—	(1,080)	4,545	11,101
Other	—	—	697	—	—	(24)	98	795

Balance at December 31, 2004	25,530	255	40,055	159,496	—	2,684	(11,303)	188,503
Net income	—	—	—	39,609	—	—	—	39,609
Cash dividends declared	—	—	—	(3,611)	—	—	—	(3,611)
Issuance of restricted stock	5	—	(349)	—	—	(83)	349	—
Amortization of share-based payment awards	—	—	3,976	—	—	—	—	3,976
Exercise of stock options, including income tax benefit of $2,380	10	—	3,604	—	—	(344)	1,452	5,056
Public offering of shares	4,112	41	120,221	—	—	—	—	120,262
Retirement of treasury shares	(2,254)	(22)	(9,467)	—	—	(2,254)	9,489	—
Other	(33)	—	(604)	—	143	(3)	13	(448)

Balance at December 31, 2005	27,370	274	157,436	195,494	143	—	—	353,347
Net income	—	—	—	63,948	—	—	—	63,948
Cash dividends declared	—	—	—	(4,197)	—	—	—	(4,197)
Issuance of restricted stock	202	2	(2)	—	—	—	—	—
Amortization of share-based payment awards	—	—	7,035	—	—	—	—	7,035
Exercise of stock options, including income tax benefit of $128	953	9	6,671	—	—	—	—	6,680
Other	(37)	—	(865)	—	21	—	—	(844)

Balance at December 31, 2006	28,488	$285	$170,275	$255,245	$164	—	$—	$425,969

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$63,948	$39,609	$28,559

Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Provision for bad debts	3,869	8,644	4,338
Depreciation and amortization	4,866	3,826	3,596
Deferred income tax provision	4,187	705	661
Unrealized gains from derivatives, net	(856)	(272)	(122)
Share-based payment compensation costs for employee and non-employee directors	7,035	3,976	1,708
Inventory write-down associated with the exit of the Panamanian market	—	—	2,134
Goodwill impairment	—	528	—
Software write-down	—	605	—
Other non-cash operating charges	(55)	619	362
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(174,348)	(206,297)	(156,141)
Inventories	(37,871)	4,942	(18,293)
Prepaid expenses and other current assets	3,735	(22,435)	(31,291)
Other assets	(26)	(1,255)	(14)
Accounts payable	185,215	148,822	91,651
Accrued expenses and other current liabilities	8,783	28,071	10,899
Deferred compensation and other long-term liabilities	(221)	(1,414)	3,682
Customer deposits	(377)	(12,700)	29,486

Total adjustments	3,936	(43,635)	(57,344)

Net cash provided by (used in) operating activities	67,884	(4,026)	(28,785)

Cash flows from investing activities:
Capital expenditures	(20,031)	(4,615)	(2,398)
Purchase of short-term investments	(78,100)	(20,000)	—
Proceeds from the sale of short-term investments	75,600	10,000	—
Acquisition of business, net	(2,646)	—	3,587

Net cash (used in) provided by investing activities	(25,177)	(14,615)	1,189

Cash flows from financing activities:
Dividends paid on common stock	(4,160)	(3,440)	(3,350)
Minority interest distribution	(410)	—	—
Proceeds from exercise of stock options	6,733	3,033	6,315
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(1,050)	(1,234)	—
Proceeds from sale of equity shares, net of estimated expenses	—	120,262	—
Borrowings under revolving credit facility	25,000	186,000	285,000
Repayments under revolving credit facility	(25,000)	(216,000)	(235,000)
Repayment of promissory notes	(500)	(1,100)	(2,100)
Repayment of debt assumed from acquired business	—	—	(35,347)
Other	(109)	226	—

Net cash provided by financing activities	504	87,747	15,518

Net increase (decrease) in cash and cash equivalents	43,211	69,106	(12,078)
Cash and cash equivalents, at beginning of period	133,284	64,178	76,256

Cash and cash equivalents, at end of period	$176,495	$133,284	$64,178

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,104	$1,877	$1,668

Income taxes	$17,503	$11,738	$8,786

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

We acquired Tramp Oil in 2004 and the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) in 2006. There were no acquisitions in 2005. The following reconciles the estimated fair values of the assets acquired, liabilities assumed, and the equity securities issued with net cash received related to the acquisition of Tramp Oil in 2004:

	For the Year ended December 31,
	2006	2005	2004
Accounts receivable	$—	$—	$(97,603)
Inventories	—	—	(9,895)
Prepaid expenses and other current assets	—	—	(554)
Property and equipment	—	—	(149)
Identifiable intangible assets	(500)	—	(7,560)
Goodwill	(2,199)	—	(5,487)
Short-term debt issued or assumed	53	—	35,347
Accounts payable	—	—	79,647
Customer deposits	—	—	670
Accrued expenses and other current liabilities	—	—	8,418
Equity securities issued	—	—	753

Cash (paid) received	$(2,646)	$—	$3,587

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, of $1.1 million and $1.0 million are included in accrued expenses and other current liabilities as of December 31, 2006 and 2005, respectively.

In connection with our acquisition of the remaining 33% of the outstanding equity interest of Tramp Oil Brazil from the minority owners, we issued a promissory note of approximately $0.1 million. See “Acquisitions” in Note 1 in the accompanying notes for additional information.

In 2006 and 2005, we had capital expenditures of approximately $1.2 million and $2.8 million, respectively, which were included in accrued expenses and other current liabilities as of December 31, 2006.

In connection with the granting of share-based awards, we recorded unearned deferred compensation, based on the awards’ fair value, of $20.7 million, $5.5 million and $3.4 million for 2006, 2005 and 2004, respectively, in stockholders’ equity.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Acquisitions and Significant Accounting Policies

Nature of Business

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of fuel. We have since ceased the activities of a recycler. In 1986, we diversified our operations by entering the aviation fuel services business. In 1995, we entered the marine fuel services business by acquiring the Trans-Tec group of companies. In 2003, we started the land fuel services business.

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Acquisitions

In April 2004, we acquired all of the outstanding shares (the “THL Shares”) of Tramp Holdings Limited (“THL”) and the shares of Tramp Group Limited, a subsidiary of THL, which were not otherwise held by THL (the “TGL Shares”), to expand our marine segment. The aggregate purchase price for the THL Shares and the TGL Shares (“Tramp Oil”) was approximately $86.1 million. The operations of Tramp Oil have been included in our operating results since April 2004. Goodwill, representing the cost in excess of the estimated fair value of assets acquired and liabilities assumed for this acquisition, amounted to $5.8 million. Included in the estimated fair value of assets acquired was approximately $90.0 million in cash; accordingly, the acquisition of Tramp Oil resulted in a net cash inflow of approximately $3.6 million.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (the “Earn-out”). Purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. As such, no amounts relating to the Earn-out have been recorded or reflected in the financial statements as of December 31, 2006.

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

The purchase price of the ToBras Acquisition was allocated to the acquired net assets based on their estimated fair values. We recorded identifiable intangible assets of $0.5 million for the value attributable to certain non-compete agreements that were entered into with executives of Tramp Oil Brazil in connection with the ToBras Acquisition. We are using the straight-line method to amortize these intangible assets over the three-year term of the non-compete agreements through March 2009. In connection with this acquisition, we recorded goodwill, representing the cost in excess of the estimated fair value of net assets acquired for this acquisition, of $2.2 million.

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

Our wholly-owned subsidiary, World Fuel Services, Inc., a Texas corporation, owns 50% of Page Avjet Fuel Co. LLC (“PAFCO”), a Delaware limited liability company. PAFCO is a joint venture with Signature Flight Support Corporation, who owns the other 50% of PAFCO. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. Due to the higher allocation percentage versus the ownership percentage, we have determined that PAFCO is a variable interest entity. We consolidated the financial position and results of operations of PAFCO, after elimination of all significant intercompany accounts, transactions and profits, because we are the primary beneficiary.

Stock Split

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to stockholders of record as of February 1, 2005. In connection with the stock split, on January 31, 2005, our Board of Directors approved an increase in World Fuel’s authorized common stock from 25,000,000 shares to 50,000,000 shares. Stockholders’ equity has been adjusted to give retroactive recognition to the stock split for all years presented by reclassifying the par value of the additional shares arising from the split from capital in excess of par value to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.

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

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for estimated credit losses. We had accounts receivable of $860.1 million and $689.6 million, net of allowance for bad debts of $14.3 million and $12.2 million, as of December 31, 2006

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2005, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. The following table sets forth activities in our allowance for bad debts (in thousands):

	2006	2005	2004
Balance at beginning of period	$12,209	$11,277	$10,538
Charges to provision for bad debts	3,869	8,644	4,338
Write-off of uncollectible accounts receivable	(2,102)	(7,822)	(3,683)
Recoveries of bad debts	307	110	84

Balance at end of period	$14,283	$12,209	$11,277

Included in accounts receivable, as of December 31, 2006 and 2005, were net receivables due from Signature, a related party, of $10.0 million and $13.1 million, respectively. For 2006 and 2005, sales to Signature from PAFCO amounted to $126.5 million and $142.4 million, respectively. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

Inventories

Inventories are valued using average cost and are stated at the lower of cost or market. Components of inventory cost include fuel purchase costs, the related transportation costs and storage fees.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates. All derivatives are recognized as a component of prepaid expenses and other current assets or accrued expenses and other current liabilities on the balance sheet at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sales in the statement of income. Derivatives which qualify for hedge accounting are designated as either a fair value or cash flow hedge. For fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized as a component of cost of sales in the statement of income. For cash flow hedges, changes in the fair market value of the hedge are recognized as a component of other comprehensive income (“OCI”) in the stockholders’ equity section of the balance sheet.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a three year period in assessing the qualification for our fair value hedges. Hedge accounting is discontinued prospectively if and when the hedging relationship over an extended period of time is determined to be ineffective. We assess hedge effectiveness based on total changes in the fair market value of our hedging instruments and hedged items and any ineffectiveness is recognized in the statement of income. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. As of December 31, 2006 and 2005, our unrealized net gains on these interest rate swaps was $34 thousand and $233 thousand, respectively, which were included in accumulated other comprehensive income in stockholders’ equity.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Effective July 1, 2005, fair value hedge accounting has been applied to hedged inventory. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge. As a result, gains and losses attributable to changes in fuel prices offset based on the effectiveness of the hedge in the period in which the hedge is in effect. For these fair value hedges, we recorded an unrealized net gain of $0.8 million as of December 31, 2006 and an unrealized net loss of $0.1 as of December 31, 2005. During 2006 and 2005, hedge ineffectiveness resulted in a realized loss of $9.6 million and $0.6 million for 2006 and 2005, respectively.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated derivatives are recorded as a component of cost of sales in the statement of income. We recorded an unrealized net gain of $10 thousand as of December 31, 2006 and an unrealized net loss of $64 thousand as of December 31, 2005.

As of December 31, 2006, we had the following commodity related derivative instruments (in thousands, except average underlying prices):

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Marine (metric tons)	Aviation and Land (gallons)	Average Underlying Prices	Fair Value Asset (Liability)
2007	Fair value	Swaps	42		$11.50	$487
		Effect on Hedged Item	42		4.71	(199)
		Futures		14,490	0.08	1,186
		Effect on Hedged Item		14,490	0.04	(627)
	Non-designated	Swaps (Purchases)	674		22.03	(14,855)
		Swaps (Sales)	1,247		27.25	33,987
		Purchase Commitments	681		29.14	(19,854)
		Sales Commitments	108		6.68	723
		Swaps (Purchases)		24,812	0.15	(3,614)
		Swaps (Sales)		14,713	0.25	3,727
		Sales Commitments		12,199	0.01	(102)
		Collars (Purchases)		26,601	0.19	(5,070)
		Collars (Sales)		26,601	0.19	5,070

						$856

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated Useful Lives
	2006	2005
Leasehold improvements	$4,255	$3,649	5 - 10 years
Office equipment, furniture and fixture	3,493	2,968	3 - 7 years
Computer equipment	12,796	8,462	3 - 7 years
Computer software costs	23,328	10,650	3 - 7 years

	43,872	25,729
Accumulated depreciation and amortization	(17,142)	(14,150)

	$26,730	$11,579

Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Purchases of computer software are capitalized. External costs and certain internal costs (including payroll and payroll-related costs of employees) directly associated with developing significant computer software applications for internal use are capitalized. Training and data conversion costs are expensed as incurred. Computer software costs are amortized using the straight-line method over the estimated useful life of the software. Included in capitalized computer software costs are costs incurred in connection with software development in progress, primarily related to our enterprise integration project of $14.8 million and $4.0 million as of December 31, 2006 and 2005, respectively. Amortization of these costs will begin when the software is developed and placed in service.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and the joint venture interest in PAFCO. As of December 31, 2006 and 2005, goodwill was $44.3 million and $42.1 million, respectively. Goodwill is not subject to periodic amortization. Instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization methodologies. Based on results of these comparisons as of December 31, 2006 and 2005, goodwill in each of our reporting units was not considered impaired. However, in the fourth quarter of 2005, we identified and recorded a specific impairment of goodwill of $0.5 million related to the entire goodwill originally recorded on a 2001 acquisition of a software development company. The specific goodwill impairment was due to the loss of intellectual capital that was attributable to the complete turnover of developers and related personnel, effectively depleting any value of the acquired software development company.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides changes in goodwill for each of the following years (in thousands):

Goodwill
At December 31, 2003	$36,860
Acquisition	5,487

At December 31, 2004	42,347
Impairment	(528)
Acquisition adjustment	304

At December 31, 2005	42,123
Acquisition	2,198

At December 31, 2006	$44,321

In connection with our acquisitions, we recorded identifiable intangible assets for customer relationships existing at the date of the acquisitions and certain non-compete agreements. Identifiable intangible assets are being amortized over their useful lives that range from three to seven years.

The following table provides changes in identifiable intangible assets for each of the following years (in thousands):

	Identifiable Intangible Assets
	Gross Carrying Amount		Accumulated Amortization
	Customer Relationships	Non-compete Agreements	Customer Relationships	Non-compete Agreements	Net Total
At December 31, 2003	$1,840	$—	$(736)	$—	$1,104
Acquisition	7,560	—	—	—	7,560
Amortization	—	—	(1,178)	—	(1,178)

At December 31, 2004	9,400	—	(1,914)	—	7,486
Amortization	—	—	(1,448)	—	(1,448)

At December 31, 2005	9,400	—	(3,362)	—	6,038
Acquisition	—	500	—	—	500
Amortization	—	—	(1,448)	(129)	(1,577)

At December 31, 2006	$9,400	500	$(4,810)	$(129)	$4,961

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2007	$1,247
2008	1,247
2009	1,118
2010	1,080
2011	270

$4,961

Revenue Recognition

Revenue is recognized when fuel deliveries are made and title passes to the customer, or as fuel related services are performed, provided that there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collectibility is reasonably assured.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Payment

In January 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” using the modified prospective transition method. In connection with the implementation of SFAS No. 123(R), unearned deferred compensation of $5.9 million, $4.4 million, and $2.8 million as of December 31, 2005, 2004 and 2003, respectively, was reclassified to capital in excess of par value. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors be recognized in the financial statements based on their grant-date fair value. Under previous accounting guidance, companies had the option of recognizing the fair value of share-based compensation to employees and non-employee directors in the financial statements or disclosing the pro forma impact on the statement of income of share-based compensation to employees and non-employee directors in the notes to the financial statements. In April 2002, we adopted the fair value accounting provisions of SFAS No. 123 using the prospective method. Therefore, for stock options granted prior to April 2002, we continued to use the intrinsic value method promulgated under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The last stock options granted prior to April 2002 became fully vested and exercisable in September 2004. Because we adopted the fair value provisions of SFAS No. 123 in April 2002, the adoption of SFAS No. 123(R) did not significantly impact our financial position or results of operations.

The following table reflects pro forma net income and earnings per share if the fair value accounting method had been applied to all outstanding share-based payments prior to April 2002 (in thousands, except earnings per share data):

2004
Net income:
Net income, as reported	$28,559
Add: Share-based payment expense for employee and non-employee directors included in reported net income, net of related tax effects	1,050
Deduct: Total share-based payment expense for employee and non-employee directors determined under fair value accounting for all share-based awards, net of related tax effects	(1,079)

Pro forma net income	$28,530

Basic earnings per share:
As reported	$1.29

Pro forma	$1.29

Diluted earnings per share:
As reported	$1.22

Pro forma	$1.22

Under fair value accounting of share-based payment awards, the grant-date fair value of the share-based payment is amortized over the vesting period for both graded and cliff vesting awards on a straight-line basis as compensation expense. As required by SFAS 123(R), annual compensation expense for share-based payment is reduced by an expected forfeiture amount on outstanding share-based payment. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when the share-based payment award was forfeited.

SFAS No. 123(R) also requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) be classified as financing cash

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123(R), such excess tax benefits were presented as operating cash flows. In 2006, we recorded excess tax benefits of $0.1 million related to share-based compensation for foreign employees. No excess tax benefits were recorded for U.S. employees because we had a U.S. net operating loss carryforward. Prior to the adoption of SFAS No. 123(R), we recorded excess tax benefits of $2.4 million and $4.5 million for 2005 and 2004, respectively, which were presented as operating cash flows. These excess income tax benefits were credited to capital in excess of par value.

We currently use the Black-Scholes option pricing model to estimate the fair value of stock options and stock-settled stock appreciation rights (“SSARs”). The estimation of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The expected term of the stock options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units (“RSUs”) is based on the grant-date market value of our common stock, as defined in the respective plans under which they were issued.

As of December 31, 2006, there was $17.3 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is included as capital in excess of par value in the accompanying balance sheets. The unrecognized compensation cost at December 31, 2006 is expected to be recognized as compensation expense over a weighted average period of 1.5 years as follows (in thousands):

Year Ended December 31,
2007	$7,212
2008	5,756
2009	2,328
2010	1,550
2011	463

$17,309

Foreign Currency

Our functional currency is the U.S. dollar, which also serves as our reporting currency. Our foreign entities translate their monetary assets and liabilities, denominated in foreign currencies, at month-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the period reported, except for depreciation which is translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of foreign entities’ assets, liabilities, income, and expense are included in other, net in the accompanying consolidated statements of income in the period incurred. Realized foreign currency exchange gains and losses on transactions are included in other, net in the accompanying consolidated statements of income, in the year incurred.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table identifies the unrealized and realized foreign currency gains and losses included in other, net in the accompanying consolidated statements of income (in thousands):

	2006	2005	2004
Unrealized foreign currency (losses) gains, net	$(235)	$1,173	$(542)

Realized foreign currency gains (losses), net	$342	$(1,347)	$(84)

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We must assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expenses in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provisions for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred assets. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. As of December 31, 2006 and 2005, we had a valuation allowance of $0.8 million to reduce the value of US foreign tax credit carryforwards to the estimated realizable amount. This valuation allowance was recorded in 2005.

We reinvest unremitted earnings of foreign operations and, accordingly, does not provide for income taxes that could result from the remittance of such earnings.

Comprehensive Income

The only item affecting OCI relates to qualifying cash flow hedges related to derivatives. The following reconciles our reported net income with comprehensive income for all years presented (in thousands):

	2006	2005	2004
Net income, as reported	$63,948	$39,609	$28,559
Net unrealized income on qualifying cash flow hedges, net of income tax provision of $13 and $90 for 2006 and 2005, respectively	21	143	—

Comprehensive income	$63,969	$39,752	$28,559

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding, stock units and vested RSUs. Diluted earnings per share is based on the sum of the weighted average number of shares of common stock outstanding and the common stock equivalents arising out of the weighted average number of stock options, SSARs, restricted stock and non-vested RSUs.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	2006	2005	2004
Basic weighted average shares	27,467	23,700	22,104
Common stock equivalents	1,456	1,514	1,350

Diluted weighted average shares used in the calculation of diluted earnings per share	28,923	25,214	23,454

Weighted average shares subject to stock options, SSARs, non-vested restricted stock and RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	714	—	42

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

Accounts receivable, net, and accounts payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value due to their short-term nature. Our derivatives are recorded at estimated fair value in the accompanying balance sheets based on quoted market prices or available market information.

Our long-term debt primarily consists of our borrowings under the revolving credit facility, which bears interest at floating market interest rates. Accordingly, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159, and have not yet determined the impact of the adoption of this standard on our consolidated financial statements.

Fair Value Measurements. In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. In certain cases, we expect the implementation of SFAS No. 157 will accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions.

Considering the Effects of Prior-Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 in connection with the preparation of our annual financial statement for the year ending December 31, 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Income Taxes. In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The definition of tax position also includes a decision to not file a tax return and an allocation or a shift of income between jurisdictions. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The effect of the application of this interpretation could have a significant impact on our financial position. While we have made substantial progress, we have not yet completed our evaluation of the impact of FIN No. 48 on our financial position. We do business in most countries around the world, many of which do not have clear tax rules applicable to our operations. This lack of clarity in the tax rules creates uncertainty which cannot be easily analyzed or predicted. The cumulative effect of applying FIN No. 48 will be recorded as an adjustment to retained earnings with a corresponding adjustment to liabilities as of January 1, 2007.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

Accounting for Purchases and Sales of Inventory with the Same Counterparty. In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which non-monetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF No. 04-13 in April 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in January 2006 did not have a significant impact on our financial position, results of operations or cash flows.

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletins No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 in January 2006 did not have a significant impact on our financial position or results of operations.

2. Debt

We have an unsecured syndicated revolving credit facility which permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $30.0 million, subject to the approval of the administrative agent. Our available borrowings under the revolving credit facility are reduced by the amount of outstanding letters of credit. As of December 31, 2006 and 2005, outstanding borrowings under our revolving credit facility totaled $20.0 million. Our issued letters of credit totaled $51.4 million and $34.4 million at December 31, 2006 and 2005, respectively. The credit facility agreement expires on December 19, 2010.

As defined in the credit facility agreement, borrowings under our revolving credit facility bear interest at market rates plus applicable margins ranging from zero percent to 0.75% for U.S. Prime Rate loans and 1.00% to 1.75% for LIBOR Rate loans. The unused portion of our revolving credit facility is subject to fees (“Non-Use Fees”) ranging from 0.25% to 0.375%. Letters of credit issued under our revolving credit facility are subject to

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees (“L/C Fees”) ranging from 1.00% to 1.75%. Interest, Non-Use Fees and L/C Fees are payable quarterly and at maturity in arrears. In March 2005, we entered into two interest rate swaps, for $20.0 million to reduce our exposure to increases in interest rates. The interest rate swaps expire equally in March and April 2008. As of December 31, 2006 and 2005, our weighted average interest rate on borrowings under the revolving credit facility adjusting for the interest rate swaps was 5.2% per annum. As of December 31, 2006 and 2005, our Non-Use Fees and L/C Fees rates were 0.25% and 1.00%, respectively.

Our revolving credit facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our revolving credit facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the revolving credit facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. We have certain loans between wholly owned subsidiaries which are eliminated in consolidation. These loans are not permitted under the revolving credit facility and resulted in our non-compliance with one of the revolving credit facility covenants. On November 7, 2006, we received a waiver for this non-compliance for all periods prior to such date and obtained a consent that these loans may remain in place on an ongoing basis.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our revolving credit facility. Letters of credit and bank guarantees issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of December 31, 2006 and 2005, we had outstanding letters of credit of $11.4 million and $6.7 million, respectively, issued under this credit line. Also issued under this credit line, we had outstanding bank guarantees of $4.0 million as of December 31, 2006 and 2005.

Substantially all of the letters of credit issued under our revolving credit facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2006	2005
Borrowings under syndicated revolving credit facility	$20,000	$20,000
Promissory notes issued in connection with acquired business:
Non-interest bearing promissory note of $2.5 million, payable annually through January 2006	—	500
Other	72	243

Total debt	$20,072	$20,743

Short-term debt	$10	$737

Long-term debt	$20,062	$20,006

As of December 31, 2006, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2007	$10
2008	4
2009	58
2010	20,000

$20,072

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2006	2005	2004
United States	$3,637	$(1,339)	$(1,329)
Foreign	77,762	57,167	37,163

	$81,399	$55,828	$35,834

The income tax provision (benefit) related to income before taxes consist of the following components (in thousands):

	2006	2005	2004
Current:
U.S. federal statutory tax rate	$1,706	$2,937	$465
State	1,449	1,311	668
Foreign	10,011	10,522	5,175

	13,166	14,770	6,308

Deferred:
U.S. federal statutory tax rate	3,450	890	83
State	180	(94)	(388)
Foreign	557	(91)	966

	4,187	705	661

Total	$17,353	$15,475	$6,969

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	34.0%
Foreign earnings, net of foreign taxes	(15.6)	(14.4)	(14.8)
Foreign dividend repatriation	—	5.1	—
State income taxes, net of U.S. federal income tax benefit	1.2	1.0	0.2
Income tax credits	—	0.9	—
Other permanent differences	0.7	0.1	—

Effective income tax rate	21.3%	27.7%	19.4%

The American Jobs Creation Act of 2004 (the “Act”) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. In 2005, our Chief Executive Officer (“CEO”) approved a domestic reinvestment plan, under which we repatriated $40.0 million in earnings outside the U.S. pursuant to the Act. This plan was ratified by our Board of Directors in March 2006. We recorded additional tax expense in 2005 of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to this decision to repatriate foreign earnings. This repatriation increased our effective tax rate for 2005 by approximately 5.1%. The majority of this increase, 3.7%, represents the effective tax rate increase for our repatriation of prior years’ permanently reinvested earnings.

For 2006, our effective tax rate was 21.3%, for an income tax provision of $17.4 million, as compared to an effective tax rate of 27.7% and income tax provision of $15.5 million for 2005. Included in the calculation of the effective tax rate for 2005 was $2.8 million additional income tax provision associated with our decision to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions noted above. This

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriation affected our effective tax rate for 2005 by approximately 5.1%. The remaining net decrease in the effective tax rate resulted primarily from profit fluctuations of our subsidiaries in tax jurisdictions with different tax rates.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2006 and 2005, we had approximately $175.9 million and $127.4 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to determine the amount of U.S. income taxes payable in the event all such foreign earnings are repatriated.

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2006	2005
Excess of provision for bad debts over charge-offs	$3,963	$2,783
Net operating loss	1,558	3,721
Income tax credits	765	1,133
Excess of tax over financial reporting for depreciation of fixed assets	(333)	148
Excess of tax over financial reporting amortization of identifiable intangibles and goodwill	(3,504)	(3,104)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	5,579	6,635
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	2,007	3,161
Accrued revenue	(347)	(697)

	9,688	13,780
Valuation allowance	(765)	(765)

Total deferred income tax assets, net	$8,923	$13,015

Deferred income tax assets, current	$5,255	$8,688

Deferred income tax assets, non-current	$3,668	$4,347

In the accompanying balance sheets, the current deferred income tax assets are included in prepaid expenses and other current assets, and the non-current income tax assets are included in other assets. The income tax credits of $0.8 million and $1.1 million at December 31, 2006 and 2005, respectively, are comprised of the following: foreign tax credit (“FTC”) carryforward of $0.8 million and $0.8 million at December 31, 2006 and 2005, respectively, and an alternative minimum tax (“AMT”) credit carryforward of $0.3 million at December 31, 2005. The FTC carryforwards will expire in 2014, if unused. As of and for the year ended December 31, 2006 and 2005, we recorded a valuation allowance of $0.8 million to reduce the value of FTC carryforwards to the estimated realizable amount. This valuation allowance was recorded in 2005.

As of December 31, 2006, we have U.S. federal, state and foreign net operating losses (“NOLs”) of $2.3 million, $8.3 million and $0.9 million, respectively. These losses, if unused, will start to expire, in varying amounts, after 2024 for U.S. federal NOLs, 2015 for state NOLs and 2014 for foreign NOLs. As of December 31, 2005, we had U.S. federal, state and foreign NOLs of $9.0 million, $9.0 million and $0.3 million, respectively.

In addition, we have unrecognized U.S. federal and state NOLs of $29.5 million and $11.2 million, respectively, related to the exercise of stock awards that resulted in a tax deduction before the realization of the tax benefit from that deduction. When realized, U.S. federal and state NOLs will result in a benefit recorded in APIC of $10.3 million, $0.6 million, respectively.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1, we adopted SFAS No. 123(R) in January 2006. As provided by FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we elected to use the alternative transition method described in this FSP to establish a beginning balance for the additional paid in capital (“APIC”) pool related to employee compensation. Under this alternative transition method, the APIC pool of windfall tax benefits was estimated to be $7.5 million as of January 1, 2006. As of December 31, 2006, the APIC pool of windfall tax benefits was estimated to be $17.2 million.

Tax Contingencies

We are subject to U.S. income tax laws as well as the laws of states, municipalities and various foreign jurisdictions in which we operate. As these tax laws are complex, we have recorded reserves for certain tax contingencies when needed in accordance with SFAS No. 5, “Accounting for Contingencies,” based on the likelihood of the obligation. These reserves involve judgment, interpretation and estimation based upon statutes, rules, regulations, court cases and other available information and are continuously monitored by management. Management believes the tax contingencies are reasonable although the amounts may change in the future based upon our review and new information. The ultimate resolution of any tax contingency item may be more or less than the amount we have recorded.

4. Stockholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for 2006, 2005 and 2004. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the credit facility agreement.

Issuance of Common Stock

In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our credit agreement. We did not repurchase any shares of common stock under these programs in 2006, 2005 or 2004. The following summarizes the status of our stock repurchase programs at December 31, 2006 (in thousands, except average price per share data):

		Repurchases			Remaining Authorized Stock Repurchases
Repurchase Programs	Authorized Stock Repurchases	Shares	Aggregate Cost	Average Price per Share
August 1998	$6,000	1,232	$6,000	$4.87	$—
January 2000	10,000	2,782	10,000	3.59	—
September 2000	10,000	736	3,987	5.42	6,013

		4,750	$19,987

In August 2005, our Board of Directors approved the retirement of all of the outstanding shares of our common stock owned by us and held as treasury stock. As a result, we retired 2,254,000 shares of our common

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock which eliminated the treasury stock balance with an offsetting reduction in common stock and capital in excess of par value in the accompanying consolidated balance sheets. The retired shares constitute authorized but unissued shares of common stock.

Non-employee Director Equity Awards

In June 2006, each non-employee director received an annual equity award of 4,300 SSARs and 1,500 RSUs under the 2006 Omnibus Plan (the “2006 Plan”). In addition, we granted an aggregate of 400 shares of our common stock to two non-employee directors. For additional information on the 2006 Plan, see discussion below under “Share-Based Payment Plans.”

In 2005 and 2004, each non-employee director received annual equity awards of 10,000 stock options under the 1993 Plan and 2,000 shares of our common stock pursuant to a stock grant program, which was separate from any share-based payment plans. In 2003, we adopted a Stock Deferral Plan for non-employee directors to provide for the deferral of stock grants. Under the Stock Deferral Plan, each non-employee director may elect to have any annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to our common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by us, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant’s termination of service as our director for any reason, or upon a change of control, the participant will receive a number of shares of common stock equal to the number of stock units credited to his account.

The estimated fair value of stock and stock units issued to non-employee directors is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors are included as capital in excess of par value in stockholders’ equity.

In 2005 and 2004, an aggregate of 6,000 shares of our common stock and 8,000 shares of our common stock, respectively, were issued to our non-employee directors as a group. In 2005 and 2004, we granted an aggregate of 6,000 shares of stock units to our non-employee directors as a group. The weighted average fair value of the common stock granted during 2005 and 2004 was $24.52 per share and $22.10 per share, respectively. As of December 31, 2006 and 2005, we had issued approximately 18,000 stock units. The aggregate value of the outstanding stock units was approximately $0.4 million at December 31, 2006 and 2005, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan”), as amended. The 1993 Plan was replaced by our 2006 Omnibus Plan (the “2006 Plan”). As of December 31, 2006, there were 175,000 stock options outstanding under the 1993 Plan. The 1993 Plan will remain in effect so long as there are outstanding stock options which have not been exercised and, accordingly, the outstanding stock options continue to be governed by the 1993 Plan. At December 31, 2006, the outstanding stock options under the 1993 Plan expire between August 2007 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”), as amended. As of December 31, 2006, there were 201,000 stock options outstanding under the 1996 Plan. The 1996 Plan will remain in effect so

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long as there are outstanding stock options which have not been exercised and, accordingly, the outstanding stock options continue to be governed by the 1996 Plan. At December 31, 2006, the outstanding stock options under the 1996 Plan expire between April 2008 and October 2011.

In 2001, our shareholders approved the 2001 Plan. The 2001 Plan was replaced by the 2006 Plan. As of December 31, 2006, the following equity awards were outstanding under the 2001 Plan: 601,000 stock options; 949,000 SSARs; and 354,000 shares of unvested restricted stock. At December 31, 2006, the outstanding stock options under the 2001 Plan expire between September 2007 and January 2009, the outstanding SSARs under the 2001 Plan expire between January 2010 and March 2011 and the unvested restricted stock under the 2001 Plan vest between January 2007 and March 2011. The 2001 Plan will remain in effect so long as there are outstanding stock options and SSARs which have not been exercised, or outstanding restricted stock which has not vested and, accordingly, the share-based payment awards continue to be governed by the 2001 Plan.

In June 2006, our shareholders approved the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of World Fuel’s other shareholders through compensation that is based on our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

The provisions of the 2006 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, RSUs, other stock based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above awards are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options or stock appreciation rights may not remain exercisable after the seven-year anniversary of the date of grant.

Under the 2006 Plan, a total of 1,500,000 shares of common stock are reserved for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock option plans, and any stock or stock options granted under the 2006 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, any shares purchased by us from employees to satisfy the option exercise prices and/or withholding taxes due upon vesting of restricted stock and exercise of stock options are added to the maximum number of shares that may be issued under the 2006 Plan. As of December 31, 2006, the aggregate number of shares of common stock which may be issued under the 2006 Plan were approximately 1,696,000 shares of which 477,000 shares have been granted. At December 31, 2006, the following equity awards were outstanding under the 2006 Plan: 316,000 SSARs; 11,000 RSUs; and 150,000 shares of unvested restricted stock. At December 31, 2006, the outstanding SSARs under the 2006 Plan expire between March 2011 and November 2011 and the unvested restricted stock under the 2006 Plan vest between September 2009 and March 2012. The outstanding RSUs were granted to non-employee directors and will vest equally on a monthly basis over a one year period through June 2007. Once vested, the RSUs will remain outstanding until the date that the non-employee director to whom they were granted ceases, for any reason, to be a member of the Board of Directors.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Stock-Settled Stock Appreciation Rights Equity Awards

The following table summarizes the outstanding stock options and SSARs issued pursuant to the plans described above as of December 31, 2006 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding options, SSARs and RSUs	(b) Weighted average exercise or conversion price of outstanding options and SSARs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Plan	327	$41.15	1,219
2001 Plan	1,550	24.22	—
1996 Plan	201	7.47	—
1993 Plan	175	19.60	—

	2,253	$24.81	1,219

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Stock Options Outstanding				Stock Options Exercisable
	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2003	3,308	$8.60	$27,705	4.8	2,130	$6.49	$22,333	4.8
Granted	103	20.48
Exercised	(1,080)	6.02
Forfeited/expired	(32)	11.50

At December 31, 2004	2,299	10.31	33,542	4.0	1,540	8.44	25,348	4.2
Granted	70	25.02
Exercised	(400)	10.08

At December 31, 2005	1,969	10.87	44,992	3.1	1,641	10.27	38,481	3.2
Exercised	(985)	8.20
Forfeited	(7)	28.05

At December 31, 2006	977	$13.49	$30,257	1.9	966	$13.45	$29,967	1.9

The aggregate intrinsic value of stock options exercised during 2006, 2005 and 2004 was $35.9 million, $8.6 million and $13.4 million, respectively, based on the difference between the average high and low market price of our common stock at the exercise date and the stock option exercise price.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSARs Outstanding				SSARs Exercisable
	SSARs	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSARs	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2004	—	$—	$—	—	—	$—	$—	—
Granted	369	24.63

At December 31, 2005	369	24.63	3,316	4.3	—	—	—	—
Granted	1,006	37.24
Forfeited	(110)	34.83

At December 31, 2006	1,265	$33.77	$13,527	4.0	2	$23.23	$47	3.5

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of stock options and SSARs granted to employees and non-employee directors. The weighted average fair value of stock options and SSARs granted during 2006, 2005 and 2004 was $11.59 per share, $7.61 per share and $3.91 per share, respectively.

The weighted average assumptions used to determine the fair value of the stock options and SSARs granted for each of the following years are as follows:

	2006	2005	2004
Expected term (in years)	4.3	4.6	1.6
Volatility	29.6%	30.7%	20.0%
Dividend yields	0.4%	0.6%	1.6%
Risk-free interest rates	4.8%	3.9%	2.0%

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock, Restricted Stock Units and Common Stock Equity Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
At December 31, 2003	280	$9.72	$4,754	2.7
Granted	194	20.49
Vested	(12)	5.95
Forfeited	(10)	10.93

At December 31, 2004	452	14.42	11,255	2.4
Granted	88	25.43
Vested	(109)	13.05
Forfeited	(3)	23.71

At December 31, 2005	428	16.97	14,387	1.9
Granted	198	40.70
Vested	(71)	10.06
Forfeited	(13)	35.11

At December 31, 2006	542	$26.40	$24,097	2.1

Included in the above table were 38,000 shares of restricted stock granted in connection with our acquisition of Tramp Oil in April 2004. This restricted stock was granted outside of any of our share-based payment plans with a fair value of $0.8 million at the date of grant and will vest in April 2009.

The aggregate value of restricted stock which vested during 2006, 2005 and 2004 was $3.1 million, $3.7 million and $0.3 million, respectively, based on the average high and low market price of our common stock at the vesting date.

The following table summarizes the status of our restricted stock units and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data):

	RSUs Outstanding			RSUs Exercisable
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
At December 31, 2005	—	$—	$—	—	$—	$—
Granted	11	42.45

At December 31, 2006	11	$42.45	$467	5	$42.45	$233

RSUs are only held by our non-employee directors. As of each cash dividend payment date with respect to common stock, each non-employee director had credited to his or her account, as maintained by us, a dividend equivalent amount equal to the cash dividend payable with respect to each share of common stock on such date. Upon the date that the non-employee director ceases, for any reason, to be a member of the Board of Directors, the dividend equivalent amount will be paid in cash.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed above, in June 2006, we granted an aggregate of 400 shares of our common stock to two non-employee directors under the 2006 Plan. These share-based payments represent compensation for services rendered by the two non-employee directors during the past year as members of the Nominating Subcommittee of the Governance Committee for the Board of Directors.

The weighted average fair value of the common stock, restricted stock and RSUs granted under share-based payment plans during 2006, 2005 and 2004 was $40.79 per share, $25.37 per share and $20.72 per share, respectively.

5. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2006 and 2005, we had outstanding bonds of $16.6 million and $20.1 million, respectively.

Lease Commitments

As of December 31, 2006, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2007	$3,632
2008	3,072
2009	2,864
2010	1,887
2011	1,252
Thereafter	1,456

$14,163

We incurred rental expense for all properties and equipment of $4.6 million, $4.1 million and $2.8 million for 2006, 2005 and 2004, respectively.

In the normal course of business, we may enter into service contracts with minimum service fee commitments for telecommunication, and computer data and document storage. As of December 31, 2006, we had certain such service contracts with minimum service fee commitments of $5.3 million over the next three and a half years. All other service contracts had insignificant minimum service fee commitments.

Sales and Purchase Commitments

As of December 31, 2006, fixed sales and purchase commitments under our derivative programs amounted to approximately $32.6 million and $201.5 million, respectively.

Additionally, as of December 31, 2006, we had entered into certain fixed price purchase commitments with corresponding fixed price sales commitments, the majority of which were satisfied within a two week period. These purchase and sales commitments were made in the normal course of business.

Employment Agreements

Both our Chairman and CEO and President and Chief Operating Officer (“COO”) have employment agreements, which among other provisions, provide for an individual base salary of $525 thousand, an employment that expires in July 2007 unless renewed, and termination severance benefits. In March 2006,

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Compensation Committee of the Board of Directors approved an increase in the base salary of the CEO and COO to $575 thousand. Pursuant to these employment agreements, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets. Additional information on the annual incentive bonus of our CEO and COO is provided below in “Executive Incentive Plan.”

In addition, prior to May 2004, the payment of any portion of the bonus causing the compensation of any of the above two executives to exceed $1.0 million during any fiscal year was deferred and accrues interest at the U.S. Prime Rate, until a fiscal year during the employment term in which the executive earns less than $1.0 million. In the event of the executive’s death, the termination of the executive for any reason, or the expiration of the employment agreement, the deferred portion of any bonus, including any interest earned thereon, will be paid to the executive within ten days of such death, termination or expiration. As of December 31, 2006 and 2005, an aggregate of $0.1 million was deferred under the employment agreements of our CEO and COO. Deferred compensation and accrued interest totaling $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively, was included in deferred compensation and other long-term liabilities in the accompanying consolidated balance sheets. Following shareholder approval of our 2003 Executive Incentive Plan in May 2004, the deferral of compensation as described above is no longer required.

Pursuant to their employment agreements, our CEO and COO are entitled to receive a cash severance payment if: (a) we terminate the executive for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for any reason following a change of control; or (c) we elect not to renew the executive’s employment agreement upon expiration, for any reason other than cause. The severance payment is equal to two times the executive’s average salary and bonus during the three-year period preceding termination; provided, if (i) the termination occurs within three years after a change of control the multiple set forth above will be three instead of two, and (ii) in the case of a non-renewal, as described in item (c) above, the multiple will be one and the severance will be paid in 26 equal installments over a one year period. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans for a period of one, two or three years depending on the reason for termination, and all of the executive’s stock options, SSARs and stock grants will immediately vest.

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

As of December 31, 2006, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2006	$7,464
2007	739
2008	194

$8,397

Executive Incentive Plan

Our four most senior executives are eligible to receive annual bonuses under our 2003 Executive Incentive Plan upon achievement of annual performance targets. The four senior executives participating in the Executive Incentive Plan are: 1) CEO, 2) COO, 3) Aviation Segment President and 4) Chief Risk and Administrative

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Officer, who has also been serving as our Interim Chief Financial Officer since June 2006. The bonus performance targets are generally based on net income and/or earnings per share growth. Based on the achievement of the maximum performance targets for 2006, 2005 and 2004, each of our four senior executives earned their respective maximum annual bonus amount. In addition to the above four senior executives, our former Chief Financial Officer also participated in the Executive Incentive Plan in 2005 and 2004 and earned his maximum annual bonus amount for each respective year based on the achievement of the maximum performance targets. Total annual bonuses earned by the above executives as a group was $4.0 million, $3.4 million and $3.3 million for 2006, 2005 and 2004, respectively. In the aggregate, the amount of bonus accrued under the Executive Incentive Plan was $4.0 million and $3.4 million at December 31, 2006 and 2005, respectively, which were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Executive Severance Costs

In June 2006, we recorded executive severance costs totaling $1.5 million in accordance with the terms of the separation agreement between us and our former Chief Financial Officer. Included in the executive severance costs are non-cash expenses of $0.1 million related to stock award compensation, net of the reversal of certain previously recognized compensation costs associated with forfeited stock awards. The payment of the $1.4 million cash severance costs will be made at various specified times over a period of two years. As of December 31, 2006, approximately $0.9 million of the cash severance remained unpaid and the accrual was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Deferred Compensation Plans

Under the terms of the 2003 Executive Incentive Plan, our senior executives are eligible to receive long-term incentive awards (“LTIP awards”) upon achievement of long-term performance goals. In 2003, LTIP awards were made to each of our five most senior executives at that time (the “2003 LTIP awards”). The 2003 LTIP awards were based on achieving certain compound average annual growth rates (“CAGR”) in net income over a three-year performance period. At December 31, 2005, the end of the three-year performance period, each of the senior executives earned the maximum award.

The accrual for LTIP awards was made over the three-year performance period based on management’s estimate of the ultimate award to be earned by the senior executives at the end of the three-year performance period. At December 31, 2005, we had accrued $4.2 million for the 2003 LTIP awards, the maximum payout. The accrual for the 2003 LTIP awards was included in accrued expenses and other current liabilities as of December 31, 2005 in the accompanying consolidated balance sheets. The payout of the 2003 LTIP awards was made to the senior executives in March 2006.

We maintain long-term service programs under which certain key employees receive cash awards for long-term service. Our liabilities under these programs were $0.3 million and $0.2 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, deferred sales bonus of $2.7 million and $3.4 million, respectively, was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During each of the years presented, we have made matching contributions of 25% for each 1% of the participants’ contributions up to 4% of the participants’ contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contributions of approximately $0.2 million for 2006 and 2005 and $0.1 million for 2004.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contributions of approximately $0.5 million, $0.6 million and $0.3 million for 2006, 2005 and 2004, respectively.

Environmental and Other Liabilities; Uninsured Risks

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine and land businesses does not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations.

Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, such as environmental claims. An uninsured or under-insured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position and results of operations.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Southeast Airlines Litigation

On November 15, 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover approximately $1.3 million for jet fuel sold by WFSI to Southeast. The receivable related to the sale of jet fuel to Southeast was written off in 2005. On December 21, 2004, the court granted World Fuel’s motion to obtain a pre-judgment writ of attachment directing the seizure of several aircraft owned by Southeast. On January 25, 2005, the court granted our motion to file an amended complaint and to add additional parties having an interest in Southeast’s assets, including Joda LLC (“Joda”).

On February 24, 2005, Joda filed a counterclaim against World Fuel and a crossclaim to foreclose an aircraft security agreement between Joda and Southeast, for damages and for replevin of certain aircraft and engines, alleging that its interest is superior to our interest in the Southeast aircraft and engines. We have defended this action and alleged that Joda’s claims are barred because any interest that Joda may have in the collateral which is in our possession is subordinate to our claims and/or interest. The case is pending in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 28, 2006, three of Southeast’s creditors, including World Fuel, filed involuntary bankruptcy petitions against Southeast and its principal (the “Debtors”) in the U.S. Bankruptcy Court, Tampa Division. World Fuel is in the process of serving the petitions on the Debtors. Once service of process is effected, which will occur by publication, we expect that the bankruptcy court will appoint a Trustee to handle the Debtors’ estates and who will have authority to sell the assets of the Debtors. The bankruptcy filing has effectively stayed Joda’s counterclaim against World Fuel. We intend to vigorously defend the priority of our claim against the other creditors in the bankruptcy proceedings.

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

6. Business Segments, Geographic Information, and Major Customers

Business Segments

Based on the nature of operations and quantitative thresholds pursuant to SFAS 131, “Disclosures about Segments of and Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. In the first quarter of 2006, we determined that due to expanding business operations, increased infrastructure support and management’s approach to reviewing operational results, our activities for fuel sales and related services to the land transportation market would be treated as a separate reportable operating business segment. Prior to this determination, the reporting of our land activities was aggregated with the activities of our aviation reportable operating business segment. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Revenue:
Marine segment	$5,785,095	$4,467,695	$3,031,474
Aviation segment	4,579,337	3,938,266	2,444,222
Land segment	420,704	327,986	178,677

	$10,785,136	$8,733,947	$5,654,373

Income from operations:
Marine segment	$44,225	$35,360	$23,270
Aviation segment	56,648	39,882	28,898
Land segment	1,138	942	421

	102,011	76,184	52,589
Corporate overhead	(25,365)	(19,564)	(14,617)

	$76,646	$56,620	$37,972

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year ended December 31,
	2006	2005	2004
Depreciation and amortization:
Marine segment, includes allocation from corporate	$2,335	$2,084	$2,036
Aviation segment, includes allocation from corporate	1,023	518	505
Land segment, includes allocation from corporate	83	6	4
Corporate	1,425	1,218	1,051

	$4,866	$3,826	$3,596

Capital expenditures:
Marine segment	$1,049	$421	$574
Aviation segment	1,802	616	637
Land segment	223	—	—
Corporate	15,374	6,472	1,187

	$18,448	$7,509	$2,398

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of December 31,
	2006	2005
Accounts receivable, net:
Marine segment, net of allowance for bad debts of $6,496 and $6,622 at December 31, 2006 and 2005, respectively	$591,587	$463,486
Aviation segment, net of allowance for bad debts of $6,331 and $4,864 at December 31, 2006 and 2005, respectively	231,537	203,972
Land segment, net of allowance for bad debts of $1,456 and $723 at December 31, 2006 and 2005, respectively	36,960	22,147

	$860,084	$689,605

Goodwill
Marine segment	$36,112	$33,914
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$42,123

Total assets:
Marine segment	$756,848	$555,494
Aviation segment	372,373	285,369
Land segment	39,074	22,581
Corporate	109,105	150,557

	$1,277,400	$1,014,001

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Information concerning our revenue, income from operations and total assets, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	As of and for the Year ended December 31,
	2006	2005	2004
Revenue:
United States	$4,763,389	$4,047,400	$2,441,973
Singapore	3,316,863	2,511,939	1,726,072
United Kingdom	1,615,763	1,303,462	893,118
Other foreign countries	1,089,121	871,146	593,210

Total	$10,785,136	$8,733,947	$5,654,373

Income (loss) from operations:
United States	$3,966	$(2,115)	$535
Singapore	35,731	29,003	19,312
United Kingdom	16,653	13,631	4,205
Other foreign countries	20,296	16,101	13,920

Total	$76,646	$56,620	$37,972

Non-current assets:
United States	$48,460	$36,707
Singapore	909	609
United Kingdom	13,195	13,240
Other foreign countries	18,745	15,135

Total	$81,309	$65,691

Total assets:
United States	$491,800	$469,168
Singapore	338,124	241,360
United Kingdom	302,370	176,588
Other foreign countries	145,106	126,885

	$1,277,400	$1,014,001

Major Customers

During each of the years presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2006 and 2005 (in thousands, except earnings per share data):

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue	$2,534,006	$2,856,852	$2,775,545	$2,618,733

Gross profit	$49,745	$51,442	$55,161	$57,721

Net income	$14,977	$14,503	$17,199	$17,269	(1)

Basic earnings per share	$0.56	$0.53	$0.62	$0.62	(1)

Diluted earnings per share	$0.52	$0.50	$0.59	$0.60	(1)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$1,774,586	$2,117,749	$2,307,357	$2,534,255

Gross profit	$35,511	$41,062	$46,237	$55,854

Net income	$7,382	$9,565	$10,692	$11,970	(2)

Basic earnings per share	$0.33	$0.43	$0.47	$0.44	(2)

Diluted earnings per share	$0.31	$0.40	$0.44	$0.42	(2)

(1)	Reflects benefit of approximately $1.0 million, or $0.03 per basic share and $0.04 per diluted share, related to the settlement of certain claims made against the former owners of Tramp Oil.

(2)	Reflects an additional tax expense of approximately $2.8 million, or $0.12 per basic share and $0.11 per diluted share, related to the decision to repatriate foreign earnings related to the American Jobs Creation Act of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

WORLD FUEL SERVICES CORPORATION

/S/ MICHAEL J. KASBAR
Michael J. Kasbar Director, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 1st day of March 2007.

Signature	Title

/s/ PAUL H. STEBBINS Paul H. Stebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Operating Officer

/s/ FRANCIS X. SHEA Francis X. Shea	Executive Vice President, Chief Risk and Administrative Officer and Interim Chief Financial Officer (Principal Financial Officer)

/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ KEN BAKSHI Ken Bakshi	Director

/s/ JOHN R. BENBOW John R. Benbow	Director

/s/ RICHARD A. KASSAR Richard A. Kassar	Director

/s/ MYLES KLEIN Myles Klein	Director

/s/ J. THOMAS PRESBY J. Thomas Presby	Director

/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director

/s/ JEROME SIDEL Jerome Sidel	Director