Form 10-Q
period 2007-03-31
WORLD FUEL SERVICES CORP
filed 2007-05-10
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO__________

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2459427 (I.R.S. Employer Identification No.)

9800 N.W. 41st Street, Suite 400 Miami, Florida (Address of Principal Executive Offices)	33178 (Zip Code)

Registrant’s Telephone Number, including area code: (305) 428-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X]        Accelerated filer [    ]        Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]      No [X]

The registrant had a total of 28,535,000 shares of common stock, par value $0.01 per share, issued and outstanding as of May 4, 2007.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2007 will not necessarily be indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended March 31, 2007 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation

Consolidated Balance Sheets

(Unaudited—In thousands, except share and per share data)

	As of
	March 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$164,545	$176,495
Short-term investments	27,544	12,500
Accounts receivable, net	886,260	860,084
Inventories	65,827	74,519
Receivables related to derivative contracts	47,062	37,070
Prepaid expenses and other current assets	43,405	35,423

Total current assets	1,234,643	1,196,091

Property and equipment, net	29,005	26,730
Goodwill	44,321	44,321
Identifiable intangible assets, net	4,650	4,961
Other assets	9,207	5,297

Total assets	$1,321,826	$1,277,400

Liabilities:
Current liabilities:
Short-term debt	$8	$10
Accounts payable	731,905	720,790
Payables related to derivative contracts	49,653	34,209
Accrued expenses and other current liabilities	62,291	71,752

Total current liabilities	843,857	826,761
Long-term debt	20,061	20,062
Liabilities for unrecognized tax benefits, interest and penalties	23,172	—
Deferred compensation and other long-term liabilities	5,015	4,608

Total liabilities	892,105	851,431

Commitments and contingencies
Shareholders' equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued Common stock, $0.01 par value; 50,000,000 shares authorized, 28,526,000 shares and 28,488,000 shares issued and outstanding at	—	—
March 31, 2007 and December 31, 2006, respectively	285	285
Capital in excess of par value	172,258	170,275
Retained earnings	257,026	255,245
Accumulated other comprehensive income	152	164

Total shareholders' equity	429,721	425,969

Total liabilities and shareholders' equity	$1,321,826	$1,277,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Income

(Unaudited—In thousands, except per share data)

	For the Three Months ended March 31,
	2007	2006
Revenue	$2,702,209	$2,534,006
Cost of sales	2,651,041	2,484,261

Gross profit	51,168	49,745

Operating expenses:
Compensation and employee benefits	22,875	18,744
Provision for bad debts	(387)	508
General and administrative	11,729	10,540

	34,217	29,792

Income from operations	16,951	19,953

Other income (expense), net:
Interest income	1,550	1,527
Interest expense and other financing costs	(677)	(603)
Other, net	(100)	(952)

	773	(28)

Income before income taxes	17,724	19,925
Provision for income taxes	2,839	5,116

	14,885	14,809
Minority interest in (income) loss of consolidated subsidiaries	(56)	169

Net income	$14,829	$14,978

Basic earnings per share	$0.53	$0.56

Basic weighted average shares	28,003	26,963

Diluted earnings per share	$0.51	$0.52

Diluted weighted average shares	29,118	28,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	For the Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,829	$14,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(387)	508
Depreciation and amortization	1,332	1,004
Deferred income tax (benefit) provision	(124)	2,487
Share-based payment compensation costs for employees and non-employee directors	1,829	934
Unrealized losses (gains) from derivatives and related hedged items, net	337	(426)
Other non-cash operating charges	(49)	193
Changes in operating assets and liabilities:
Accounts receivable	(25,789)	(70,892)
Inventories	11,157	(7,162)
Receivables related to derivative contracts	(10,041)	(16,317)
Prepaid expenses and other current assets	(6,279)	(12,265)
Other assets	(473)	131
Accounts payable	11,117	83,076
Payables related to derivative contracts	12,640	16,861
Accrued expenses and other current liabilities	(5,002)	10,048
Liabilities for unrecognized tax benefits, interest and penalties	1,108	—
Deferred compensation and other long-term liabilities	368	(233)

Total adjustments	(8,256)	7,947

Net cash provided by operating activities	6,573	22,925

Cash flows from investing activities:
Capital expenditures	(2,604)	(2,062)
Purchase of short-term investments	(15,058)	(21,055)
Proceeds from the sale of short-term investments	50	21,055
Acquisition of minority interests	—	(2,600)

Net cash used in investing activities	(17,612)	(4,662)

Cash flows from financing activities:
Dividends paid on common stock	(1,063)	(1,027)
Minority interest distribution	—	(512)
Repayment of promissory notes	—	(500)
Proceeds from exercise of stock options	429	467
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(371)	(65)
Other	94	(233)

Net cash used in financing activities	(911)	(1,870)

Net (decrease) increase in cash and cash equivalents	(11,950)	16,393
Cash and cash equivalents, at beginning of period	176,495	133,284

Cash and cash equivalents, at end of period	$164,545	$149,677

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million and $1.0 million at March 31, 2007 and 2006, respectively, and were paid in April 2007 and 2006, respectively.

We had capital expenditures of approximately $1.9 million and $1.0 million at March 31, 2007 and 2006, respectively, which were included in accrued expenses and other current liabilities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Recent Acquisition and Significant Accounting Policies

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2006 10-K Report.

Share-Based Payment

At March 31, 2007, we have outstanding equity awards under certain share-based payment plans consisting of stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock and restricted stock units (“RSUs”). Share-based payment compensation costs for employees and non-employee directors totaled $1.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total unrecognized share-based payment compensation costs related to equity awards was approximately $16.4 million and is expected to be recognized as compensation expense over a weighted average period of 1.7 years.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of short term investments and derivatives which qualified and are designated as cash flow hedges. The following table reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended March 31,
	2007	2006
Net income, as reported	$14,829	$14,978
Net unrealized (loss) gain on the mark to market of short term investments and qualifying cash flow hedges, net of income tax benefit of $8 and income tax provision of $55 for the three months ended March 31, 2007 and 2006, respectively	(12)	88

Comprehensive income	$14,817	$15,066

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the common stock equivalents arising out of weighted average number of stock options, SSARs, restricted stock and non-vested RSUs outstanding using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended March 31,
	2007	2006
Basic weighted average shares	28,003	26,963
Common stock equivalents	1,115	1,679

Diluted weighted average shares used in the calculation of the calculation of diluted earnings per share	29,118	28,642

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards' performance conditions have not yet been met	998	768

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Revision to 2006 Statement of Cash Flows

We revised our cash flow presentation for the three months ended March 31, 2006 to correctly disclose both the proceeds from the sale and purchase of short-term investments in the investing activities section of the statement of cash flows. This revised presentation reflecting $21.1 million on both the amounts of proceeds from the sale and purchase of short-term investments had no impact on the net cash flows from investing activities as previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

Recent Accounting Pronouncements

Offsetting Fair Value Amounts. In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim or obligation to return cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim or obligation to return cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We are currently evaluating the requirements of FSP FIN No. 39-1, and have not yet determined the impact of the adoption of this guidance on our consolidated financial statements.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159, and have not yet determined the impact the adoption of this standard will have on our consolidated financial statements.

Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. In certain cases, we expect the implementation of SFAS No. 157 will accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions.

Accounting for Certain Hybrid Financial Instruments. Effective January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The adoption of SFAS No. 155 did not have a significant impact on our financial position, results of operations or cash flows.

2.	Debt

We have an unsecured syndicated revolving credit facility (“Credit Facility”) which permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us with the right to request increases in available borrowings up to an additional $30.0 million, subject to the approval of the administrative agent. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. As of both March 31, 2007 and December 31, 2006, outstanding borrowings under our Credit Facility totaled $20.0 million. Our issued letters of credit totaled $44.3 million and $51.4 million at March 31, 2007 and December 31, 2006, respectively. The Credit Facility expires on December 19, 2010.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations.

On April 16, 2007, we amended and restated our Credit Facility. The principal changes to the Credit Facility were as follows: i) two wholly-owned subsidiaries of World Fuel, World Fuel Services Europe Ltd. (“World Fuel Europe”) and World Fuel Services (Singapore) Pte. Ltd. (“World Fuel Singapore”), were added as borrowers under the Credit Facility; ii) the obligations of World Fuel Europe and World Fuel Singapore under the Credit Facility will be guaranteed by World Fuel’s foreign subsidiaries; iii) the covenant which required World Fuel to maintain a specified minimum consolidated net worth was amended to increase the minimum by approximately $65.0 million; and iv) the covenant governing loans that may be made by World Fuel was amended to permit inter-company loans.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit and bank guarantees issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis each April. As of March 31, 2007 and December 31, 2006, we had outstanding letters of credit and bank guarantees aggregating to $4.1 million and $15.4 million, respectively, under this credit line.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the credit line were provided to certain suppliers in the normal course of business, and expire within one year from their issuance. Expiring letters of credit are renewed as needed.

3.	Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

We performed a comprehensive review of our portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48. Based on our review and in connection with the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $12.0 million to retained earnings, an increase of $2.0 million to deferred income tax assets and an increase of $14.0 million to liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). After the cumulative effect adjustment, our gross amount of FIN 48 liabilities was $22.0 million consisting of $16.4 million in unrecognized tax benefits, $2.3 million in interest (net after tax deduction) and $3.3 million in penalties. The FIN 48 liabilities are classified as long-term liabilities in the accompanying consolidated balance sheets. In addition, we recorded $2.9 million of assets related to uncertain tax positions (“FIN 48 assets”), which are included in other assets in the accompanying consolidated balance sheets. We recognize accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. If our positions are sustained by the taxing authorities in our favor, approximately $14.3 million would reduce our effective tax rate in the period the matter is considered settled in accordance with FIN 48.

Any prospective adjustments to our FIN 48 liabilities will be recorded as an increase or decrease to the provision for income taxes and would impact our effective tax rate. During the three months ended March 31, 2007, we recorded an increase in our FIN 48 liabilities of $0.5 million related to unrecognized tax benefits. In addition, we recorded a $0.2 million increase to FIN 48 liabilities related to a foreign currency translation expense included in other expense, net in the accompanying consolidated statements of income. As of March 31, 2007, our gross amounts of FIN 48 liabilities and FIN 48 assets were $23.2 million and $3.3 million, respectively.

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	None	2003 - 2006
Chile	None	2001 - 2006
Colombia	None	2001 - 2006
Ecuador	None	2001 - 2006
Puerto Rico	None	2001 - 2006

Our income tax provision recorded for the three months ended March 31, 2007 and 2006 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2007	2006
Income tax provision	$2,839	$5,116

Effective income tax rate	16.0%	25.7%

Our provision for income taxes for each of the three-month periods ended March 31, 2007 and 2006 was calculated based on the results of operations for each respective period. The effective tax rate for the three months ended March 31, 2007 is not necessarily indicative of what the full fiscal year 2007 effective tax rate will be. This is due to the fact that we cannot consistently predict our future operating income in the jurisdictions in which we operate.

The lower effective tax rates for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates partially offset by an increase due to the effect from applying the new accounting guidance of FIN 48 during three months ended March 31, 2007.

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

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the three months ended March 31, 2007. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of Signature as to PAFCO, and the County as to World Fuel Services Corporation and our subsidiaries.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. No significant developments occurred with respect to this suit during the three months ended March 31, 2007. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the three months ended March 31, 2007. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

Southeast Airlines Litigation

In November 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover approximately $1.3 million for jet fuel sold by WFSI to Southeast. The receivable related to the sale of jet fuel to Southeast was written off in 2005. In December 2004, the court granted World Fuel’s motion to obtain a pre-judgment writ of attachment directing the seizure of several aircraft owned by Southeast. In January 2005, the court granted our motion to file an amended complaint and to add additional parties having an interest in Southeast’s assets, including Joda LLC (“Joda”).

In February 2005, Joda filed a counterclaim against World Fuel and a crossclaim to foreclose an aircraft security agreement between Joda and Southeast, for damages and for replevin of certain aircraft and engines, alleging that its interest is superior to our interest in the Southeast aircraft and engines. We are defending this action and believe that Joda’s claims are barred because any interest that Joda may have in the collateral which is in our possession is subordinate to our claims and/or interest. The case is pending in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

In November 2006, three of Southeast’s creditors, including World Fuel, filed involuntary bankruptcy petitions against Southeast and its principal (the “Debtors”) in the U.S. Bankruptcy Court, Tampa Division. World Fuel has served petitions on the Debtors and a Trustee has been appointed for the Debtors. The Trustee will handle the Debtors’ estates and will have authority to sell the assets of the Debtors. The bankruptcy filing has effectively stayed Joda’s counterclaim against World Fuel. No significant developments occurred with respect to this suit during the three months ended March 31, 2007. We intend to vigorously defend the priority of our claim against the other creditors in the bankruptcy proceedings.

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

5.	Shareholders’ Equity

Dividends

We declared cash dividends of $0.0375 per share for the three months ended March 31, 2007 and 2006. Our revolving credit facility agreement restricts the payment of cash dividends to a maximum of 35% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the credit facility agreement.

6.	Business Segments

We have three reportable operating segments as of March 31, 2007: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,
	2007	2006
Revenue:
Marine segment	$1,486,455	$1,344,559
Aviation segment	1,100,671	1,119,608
Land segment	115,083	69,839

	$2,702,209	$2,534,006

Income from Operations:
Marine segment	$14,951	$11,000
Aviation segment	7,712	12,469
Land segment	440	192

	23,103	23,661
Corporate overhead	(6,152)	(3,708)

	$16,951	$19,953

Information concerning our business accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	March 31, 2007	December 31, 2006
Accounts receivable, net:
Marine segment, net of allowance for bad debts of $6,691 and $6,496 at March 31, 2007 and December 31, 2006, respectively	$622,804	$591,587
Aviation segment, net of allowance for bad debts of $5,152 and $6,331 at March 31, 2007 and December 31, 2006, respectively	218,842	231,537
Land segment, net of allowance for bad debts of $1,403 and $1,456 at March 31, 2007 and December 31, 2006, respectively	44,614	36,960

	$886,260	$860,084

Goodwill:
Marine segment	$36,112	$36,112
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$44,321

Total assets:
Marine segment	$759,420	$756,848
Aviation segment	378,327	372,373
Land segment	47,062	39,074
Corporate	137,017	109,105

	$1,321,826	$1,277,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2006 10-K Report and the consolidated financial statements and related notes in “Item 1—Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Part II – Other Information,” “Item 1A – Risk Factors.”

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	the fuel we sell failing to meet specifications;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our unsecured syndicated revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Risk factors” of our 2006 10-K Report and those described from time to time in our filings with the SEC.

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

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See “Part II – Other Information, Item 1A – Risk Factors” of this Form 10-Q.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue. Our revenue for the first quarter of 2007 was $2.7 billion, an increase of $168.2 million, or 6.6%, as compared to the first quarter of 2006. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2007	2006
Marine segment	$1,486,455	$1,344,559	$141,896
Aviation segment	1,100,671	1,119,608	(18,937)
Land segment	115,083	69,839	45,244

	$2,702,209	$2,534,006	$168,203

Our marine segment contributed $1.5 billion in revenue for the first quarter of 2007, an increase of $141.9 million, or 10.6%, as compared to the first quarter of 2006. Of the total increase in marine segment revenue, $274.7 million was due to increased sales volume, primarily due to additional sales to new and existing customers. Partially offsetting this increase was a decline of $132.8 million due to an 8.3% decrease in the average price per metric ton sold.

Our aviation segment contributed $1.1 billion in revenue for the first quarter of 2007, a decrease of $18.9 million, or 1.7%, as compared to the first quarter of 2006. Of the total decrease in aviation segment revenue, $13.9 million was due to a 1.3% decrease in the average price per gallon sold and $5.0 million was due to decreased sales volume.

Our land segment contributed $115.1 million in revenue for the first quarter of 2007, an increase of $45.2 million, or 64.8%, as compared to the first quarter of 2006. Of the total increase in land segment revenue, approximately $40.4 million was due to increased sales volume to new and existing customers and $4.8 million was due to a 4.4 % increase in the average price per gallon sold.

Gross Profit. Our gross profit for the first quarter of 2007 was $51.2 million, an increase of $1.4 million, or 2.9%, as compared to the first quarter of 2006. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2007	2006
Marine segment	$29,587	$24,499	$5,088
Aviation segment	19,758	24,166	(4,408)
Land segment	1,823	1,080	743

	$51,168	$49,745	$1,423

Our marine segment gross profit for the first quarter of 2007 was $29.6 million, an increase of $5.1 million, or 20.8%, as compared to the first quarter of 2006. Contributing to the total increase in marine segment gross profit was approximately $4.5 million in increased sales volume and $0.6 million in higher gross profit per metric ton sold.

Our aviation segment gross profit for the first quarter of 2007 was $19.8 million, a decrease of approximately $4.4 million, or 18.2%, as compared to the first quarter of 2006. The decrease in aviation segment gross profit was due to $4.3 million in lower gross profit per gallon sold and $0.1 million was due to decreased sales volume. The lower gross profit per gallon sold was primarily a result of a rapid decline in jet fuel prices in the early part of the first quarter.

Our land segment gross profit for the first quarter of 2007 was approximately $1.8 million, an increase of approximately $0.7 million, or 68.8%, as compared to the first quarter of 2006. The increase in land segment gross profit resulted from $0.6 million in increased sales volume and $0.1 million in higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the first quarter of 2007 were $34.2 million, an increase of $4.4 million, or 14.9%, as compared to the first quarter of 2006. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,		$ Change
	2007	2006
Compensation and employee benefits	$22,875	$18,744	$4,131
Provision for bad debts	(387)	508	(895)
General and administrative	11,729	10,540	1,189

	$34,217	$29,792	$4,425

Of the total increase in operating expenses, $4.1 million was related to compensation and employee benefits and $1.2 million was related to general and administrative expenses. Partially offsetting was a positive change of $0.9 million in provision for bad debts. The increase in compensation and employee benefits was primarily due to higher compensation costs and new hires to support our global business. The increase in general and administrative expenses was mainly due to the following expenses: professional and consulting fees, systems development, and depreciation and amortization. The positive change in bad debt provision was primarily due to an overall improved quality of our receivable portfolio during the first quarter of 2007 as compared to 2006, primarily in the aviation segment, resulting in a reduction of our allowance for bad debt from December 31, 2006.

Income from Operations. Our income from operations for the first quarter of 2007 was $17.0 million, a decrease of $3.0 million, or 15.0%, as compared to the first quarter of 2006. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2007	2006
Marine segment	$14,951	$11,000	$3,951
Aviation segment	7,712	12,469	(4,757)
Land segment	440	192	248

	23,103	23,661	(558)
Corporate overhead	(6,152)	(3,708)	(2,444)

	$16,951	$19,953	$(3,002)

The marine segment earned $15.0 million in income from operations for the first quarter of 2007, an increase of $4.0 million, or 35.9%, as compared to the first quarter of 2006. This increase resulted from $5.1 million in higher gross profit, partially offset by increased operating expenses of $1.1 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits, provision for bad debts and general and administrative expenses.

The aviation segment income from operations was $7.7 million for the first quarter of 2007, a decrease of $4.8 million, or 38.2%, as compared to the first quarter of 2006. This decrease was primarily due to a $4.4 million reduction in gross profit as well as an increase in operating expenses of approximately $0.4 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

The land segment income from operations was $0.4 million for the first quarter of 2007, an increase of approximately $0.2 million as compared to the first quarter of 2006. This was a result of a $0.7 million increase in gross profit, partially offset by a $0.5 million increase in operating expenses. The increase in land segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

Corporate overhead costs not charged to the business segments was approximately $6.2 million for the first quarter of 2007, an increase of $2.4 million, or 65.9%, as compared to the first quarter of 2006. The increase in corporate overhead costs was attributable to increased compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the first quarter of 2007, we had other income, net of $0.8 million. The positive change of $0.8 million was primarily due to higher foreign currency losses reported in the first quarter of 2006 as compared to the first quarter of 2007.

Taxes. For the first quarter of 2007, our effective tax rate was 16.0%, for an income tax provision of $2.8 million, as compared to 25.7% and an income tax provision of $5.1 million for the first quarter of 2006. The lower effective tax rate for the first quarter of 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates partially offset by an increase due to the effect from applying the new accounting guidance of FASB Interpretation No. 48 in the first quarter of 2007.

Net Income and Diluted Earnings per Share. Net income for the first quarter of 2007 was $14.8 million, a decrease of $0.1 million, or 1.0%, as compared to the first quarter of 2006. Diluted earnings per share for the first quarter of 2007 was $0.51 per share, a decrease of $0.01 per share, or 1.9%, as compared to the first quarter of 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of $164.5 million as of March 31, 2007 as compared to $176.5 million as of December 31, 2006. Additionally, we had short-term investments of $27.5 million at March 31, 2007 as compared to $12.5 million as of December 31, 2006. Our primary use of cash, cash equivalents and short term investments is to fund the purchase of inventories and increased receivables to support business growth relating to sales of fuel to our customers. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we are currently undertaking the implementation of an enterprise integration project, which consists of a company-wide financial and commercial information system upgrade. With respect to the implementation of the project, we currently believe we will incur $24.8 million in capitalized expenditures and $11.3 million in costs which are expensed as incurred for a total project expenditure of $36.1 million. As of March 31, 2007, we have capitalized $16.6 million of project expenditures, of which $2.5 million was incurred during the first quarter of 2007. Also, as of March 31, 2007, we have expensed $5.0 million in Project expenses, of which approximately $1.0 million was incurred during the first quarter of 2007. The balance of these expenditures is expected to be incurred through the first quarter of 2008.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $30.0 million, subject to the approval of the administrative agent. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. As of March 31, 2007, outstanding borrowings under our Credit Facility totaled $20.0 million and our issued letters of credit totaled $44.3 million.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations.

On April 16, 2007, we amended and restated our Credit Facility. The principal changes to the Credit Facility were as follows: i) two wholly-owned subsidiaries of World Fuel, World Fuel Services Europe Ltd. (“World Fuel Europe”) and World Fuel Services (Singapore) Pte. Ltd. (“World Fuel Singapore”), were added as borrowers under the Credit Facility; ii) the obligations of World Fuel Europe and World Fuel Singapore under the Credit Facility will be guaranteed by World Fuel’s foreign subsidiaries; iii) the covenant which required World Fuel to maintain a specified minimum consolidated net worth was amended to increase the minimum by approximately $65.0 million; and iv) the covenant governing loans that may be made by World Fuel was amended to permit inter-company loans.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of March 31, 2007, we had outstanding letters of credit and bank guarantees aggregating to $4.1 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. To mitigate this risk, in part, we entered into two interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of March 31, 2007, our weighted average interest rate on borrowings under the Credit Facility, adjusted for the interest rate swaps, was 5.2% per annum.

Net cash provided by operating activities totaled $6.6 million for the first quarter of 2007 as compared $22.9 million for the first quarter of 2006. This decrease of approximately $16.4 million in cash provided by operating activities was primarily due to changes in operating assets and liabilities.

During the first quarter of 2007, net cash used in investing activities was $17.6 million compared to $4.7 million for the first quarter of 2006. This $12.9 million increase in cash used in investing activities was due to a $15.0 million net increase in short-term investments and a $0.5 million increase in capital expenditures. Partially offsetting was a $2.6 million decrease in cash usage related to the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada in 2006.

Net cash used in financing activities was $0.9 million for the first quarter of 2007 as compared to net cash used in financing activities of $1.9 million for the first quarter of 2006. This $1.0 million change was primarily due to payment of minority interest and repayment of a promissory note during the first quarter of 2006.

Working capital at March 31, 2007 was $390.8 million, representing an increase of $21.5 million from working capital at December 31, 2006. Our accounts receivable amounted to $886.3 million at March 31, 2007 as compared to $860.1 million at December 31, 2006. This increase in net accounts receivable of approximately $26.2 million was primarily attributable to increased business activities. At March 31, 2007, the allowance for bad debts of $13.2 million decreased by $1.0 million as compared to December 31, 2006.

Inventories of $65.8 million, at March 31, 2007, decreased $8.7 million from December 31, 2006 due to lower inventory levels. The increase in receivables related to derivative contracts of $10.0 million was primarily due to increased derivative activities. The increase in prepaid expenses and other current assets of $8.0 million from December 31, 2006 was primarily due to higher prepaid fuel, partially offset by a decrease in receivables related to transaction taxes.

Our current liabilities increased $17.1 million from December 31, 2006 primarily due to increases in payables related to derivative contracts, customer deposits, accounts payable, and accrued expenses. Partially offsetting were decreases in accrued compensation, income tax payable and payables related to transaction taxes. Short-term and long-term debt amounted to $20.0 million at March 31, 2007 and December 31, 2006.

Our long-term liabilities increased $23.6 million from December 31, 2006 primarily due to liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) recorded in the first quarter of 2007 in accordance with our implementation of new accounting guidance.

Shareholders’ equity amounted to $429.7 million at March 31, 2007, as compared to $426.0 million at December 31, 2006. The increase in shareholders’ equity of approximately $3.7 million was mainly due to $14.8 million in earnings, $0.4 million from the exercise of stock options and $1.8 million in the recognition of compensation expenses related to share-based payments. Partially offsetting these increases was the cumulative effect adjustment of $12.0 million to retained earnings related to applying the new accounting guidance of FASB Interpretation No. 48, the declaration of $1.1 million in dividends and $0.4 million for the purchase of stock from employees to satisfy the required withholdings taxes related to share-based awards.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, FIN 48 liabilities and letters of credit and bank guarantees, as described below, our contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2006 to March 31, 2007. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2006 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of March 31, 2007, our FIN 48 liabilities were $23.2 million. The periods in which the FIN 48 liabilities will be paid cannot be reliably estimated and are, therefore, excluded from our contractual obligations.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. Substantially all of these letters of credit and bank guarantees were provided to certain suppliers in the normal course of business, and expire within one year from their issuance. Expiring letters of credit and bank guarantees are renewed as needed. We had outstanding letters of credit and bank guarantees of approximately $48.4 million at March 31, 2007 as compared to $66.8 million at December 31, 2006. For additional information on our Credit Facility and letters of credit, see further discussion in “Liquidity and Capital Resources,” above.

Recent Accounting Pronouncements

Offsetting Fair Value Amounts. In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim or obligation to return cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim or obligation to return cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We are currently evaluating the requirements of FSP FIN No. 39-1, and have not yet determined the impact of the adoption of this guidance on our consolidated financial statements.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159, and have not yet determined the impact of adoption of this standard on our consolidated financial statements.

Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. In certain cases, we expect the implementation of SFAS No. 157 will accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions.

Accounting for Certain Hybrid Financial Instruments. Effective January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The adoption of SFAS No. 155 did not have a significant impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the outstanding derivative instruments shown below, there were no material changes from information provided in “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of our 2006 10-K Report.

As of March 31, 2007, we had the following commodity related derivative instruments (in thousands, except average prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2007	Fair Value	Hedged Item	31		44.68	1,380
		Swaps	31		41.56	(1,283)
	Non-Designated	Purchase Commitments	471		6.35	(2,992)
		Sales Commitments	227		29.16	(6,616)
		Swaps (Purchases)	768		22.39	17,209
		Swaps (Sales)	1,053		7.02	(7,397)
2008	Non-Designated	Swaps (Purchases)	3		25.74	69
		Swaps (Sales)	3		25.74	(69)
2009	Non-Designated	Swaps (Purchases)	11		10.41	112
		Swaps (Sales)	11		10.41	(112)
2007	Fair Value	Futures		17,094	0.09	(1,543)
		Hedged Item		17,094	0.06	1,085
	Non-Designated	Collars (Purchases)		25,973	0.06	1,467
		Collars (Sales)		25,973	0.06	(1,467)
		Sales Commitments		112,147	0.23	(25,578)
		Swaps (Purchases)		143,505	0.18	25,851
		Swaps (Sales)		28,256	0.02	(453)
2008	Non-Designated	Sales Commitments		6,799	0.03	(197)
		Swaps (Purchases)		7,175	0.04	316
		Swaps (Sales)		376	0.32	(119)

						$(337)

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

Part II – Other Information

Item 1. Legal Proceedings

As described in “Item 3 – Legal Proceedings” of our 2006 10-K Report, we are involved in certain legal proceedings, some of which may be material. There were no material developments in those proceedings during the first quarter of 2007.

In addition to the matters described in our 2006 10-K report, we are also involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth in our 2006 10-K Report, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition or results of operations.

Item 1A. Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2006 10-K Report. There were no material changes to such risk factors during the first quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2007 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
1/1/07-1/31/07	4	$44.46	—	$—	$6,013
2/1/07-2/28/07	—	—	—	—	6,013
3/1/07-3/31/07	4	46.17	—	—	6,013

Total	8	$45.30	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)