Form 10-Q
period 2007-06-30
WORLD FUEL SERVICES CORP
filed 2007-08-09
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The registrant had a total of 28,557,000 shares of common stock, par value $0.01 per share, issued and outstanding as of August 3, 2007.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2007 will not necessarily be indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended June 30, 2007 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	June 30, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$220,587	$176,495
Short-term investments	—	12,500
Accounts receivable, net	1,005,303	860,084
Inventories	85,246	74,519
Receivable related to derivative contracts	44,063	37,070
Prepaid expenses and other current assets	51,384	35,423

Total current assets	1,406,583	1,196,091

Property and equipment, net	31,891	26,730
Goodwill	44,321	44,321
Identifiable intangible assets, net	4,338	4,961
Non-current income tax receivable	3,809	—
Other assets	7,844	5,297

Total assets	$1,498,786	$1,277,400

Liabilities:
Current liabilities:
Short-term debt	$7	$10
Accounts payable	886,928	720,790
Payables related to derivative contracts	44,489	34,209
Accrued expenses and other current liabilities	72,968	71,752

Total current liabilities	1,004,392	826,761
Long-term debt	20,060	20,062
Non-current income tax payable	22,989	—
Deferred compensation and other long-term liabilities	4,080	4,608

Total liabilities	1,051,521	851,431

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,594,000 shares and 28,488,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	286	285
Capital in excess of par value	173,909	170,275
Retained earnings	272,950	255,245
Accumulated other comprehensive income	120	164

Total shareholders’ equity	447,265	425,969

Total liabilities and shareholders’ equity	$1,498,786	$1,277,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Revenue	$3,273,359	$2,856,852	$5,975,568	$5,390,858
Cost of sales	3,215,371	2,805,410	5,866,412	5,289,671

Gross profit	57,988	51,442	109,156	101,187

Operating expenses:
Compensation and employee benefits	22,087	20,476	44,962	39,220
Executive severance costs	—	1,545	—	1,545
Provision for bad debts	(313)	640	(700)	1,148
General and administrative	14,148	11,745	25,877	22,285

	35,922	34,406	70,139	64,198

Income from operations	22,066	17,036	39,017	36,989

Other income (expense), net:
Interest income	1,722	932	3,272	2,459
Interest expense and other financing costs	(551)	(400)	(1,228)	(1,004)
Other, net	381	301	281	(651)

	1,552	833	2,325	804

Income before income taxes	23,618	17,869	41,342	37,793
Provision for income taxes	6,506	3,287	9,345	8,403

	17,112	14,582	31,997	29,390
Minority interest in (income) loss of consolidated subsidiaries	(124)	(79)	(180)	90

Net income	$16,988	$14,503	$31,817	$29,480

Basic earnings per share	$0.61	$0.53	$1.14	$1.09

Basic weighted average shares	28,061	27,115	28,028	27,064

Diluted earnings per share	$0.58	$0.50	$1.09	$1.02

Diluted weighted average shares	29,103	28,873	29,107	28,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$31,817	$29,480

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(700)	1,148
Depreciation and amortization	2,762	2,103
Executive severance costs	—	1,545
Deferred income tax (benefit) provision	(1,417)	2,620
Share based payment compensation costs for employees and non-employee directors	3,657	2,490
Unrealized losses from derivatives and related hedged items, net	41	265
Other non-cash operating charges	(187)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(144,519)	(89,378)
Inventories	(10,148)	(19,109)
Receivables related to derivative contracts	(7,037)	(24,999)
Prepaid expenses and other current assets	(14,488)	6,570
Non-current income tax receivable and other assets	(1,389)	(118)
Accounts payable	166,138	105,514
Payables related to derivative contracts	9,660	15,032
Accrued expenses and other current liabilities	6,815	(5,739)
Non-current income tax payable, deferred compensation and other long-term liabilities	295	(165)

Total adjustments	9,483	(2,253)

Net cash provided by operating activities	41,300	27,227

Cash flows from investing activities:
Capital expenditures	(7,130)	(10,046)
Purchases of short-term investments	(20,060)	(21,055)
Proceeds from the sale of short-term investments	32,560	31,055
Acquisition of minority interests	—	(2,646)

Net cash provided by (used in) investing activities	5,370	(2,692)

Cash flows from financing activities:
Dividends paid on common stock	(2,126)	(2,068)
Minority interest distribution	(426)	(410)
Repayment of promissory notes	—	(500)
Proceeds from exercise of stock options	626	4,670
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(939)	(109)
Other	287	(248)

Net cash (used in) provided by financing activities	(2,578)	1,335

Net increase in cash and cash equivalents	44,092	25,870
Cash and cash equivalents, at beginning of period	176,495	133,284

Cash and cash equivalents, at end of period	$220,587	$159,154

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million and $1.0 million at June 30, 2007 and 2006, respectively, and were paid in July 2007 and 2006, respectively.

We had capital expenditures of approximately $1.4 million and $1.3 million during the six months ended June 30, 2007 and 2006, respectively, which were included in accrued expenses and other current liabilities as of those dates.

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

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from the supplier or a third party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we contemporaneously purchase fuel from the supplier, mark it up, and resell the fuel to the customer, generally taking delivery for purchased fuel at the same place and time as delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Commission from fuel broker services is recognized when services are performed and collectibility is reasonably assured. When acting as a fuel broker, we are paid a commission by the supplier.

Revenue from fuel related services is recognized when services are performed, sales price is fixed or determinable and collectibility is reasonably assured. We record the gross sale of fuel related services as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Share-Based Payment

At June 30, 2007, we had outstanding equity awards under certain share-based payment plans consisting of stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock and restricted stock units (“RSUs”). Share-based payment compensation costs for employees and non-employee directors totaled $1.9 million and $3.7 million for the three and six months ended June 30, 2007, respectively, as compared to $1.6 million and $2.5 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, the total unrecognized share-based payment compensation costs related to equity awards was approximately $16.9 million and is expected to be recognized as compensation expense over a weighted average period of 1.5 years.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of short term investments, and derivatives which qualify and are designated as cash flow hedges. The following table reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Net income, as reported	$16,988	$14,503	$31,817	$29,480
Net unrealized (loss) gain on the mark to market of short-term investments, and qualifying cash flow hedges, net of income tax benefit of $20 and $28 for the three and six months ended June 30, 2007 and net of $32 and $87 in tax provision for the three and six months ended June 30, 2006, respectively	(32)	51	(44)	139

Comprehensive income	$16,956	$14,554	$31,773	$29,619

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the common stock equivalents arising out of weighted average number of stock options, SSARs, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Weighted average shares used in the calculation of basic earnings per share	28,061	27,115	28,028	27,064
Common stock equivalents	1,042	1,758	1,079	1,716

Weighted average shares used in the calculation of diluted earnings per share	29,103	28,873	29,107	28,780

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,041	781	1,011	434

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Revision to 2006 Statement of Cash Flows

We revised our cash flow presentation for the six months ended June 30, 2006 to correctly disclose both the proceeds from the sale and purchase of short-term investments in the investing activities section of the statement of cash flows. This revised presentation, reflecting an increase of $21.1 million on both the amounts of proceeds from the sale and purchases of short-term investments, had no impact on the net cash flows from investing activities as previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

Recent Accounting Pronouncements

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for the Company beginning in fiscal 2008. We are currently evaluating the requirements of EITF 06-11 and have not yet determined the impact of the adoption of this standard on our consolidated financial statements.

Offsetting Fair Value Amounts. In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim, or obligation to return, cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim, or obligation to return, cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We do not expect the adoption of FSP No. FIN 39-1 to have a material impact on our financial position, results of operations or cash flows.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. We do not expect the adoption of the SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows. However, in certain cases, we expect the implementation of SFAS No. 157 to accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions.

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

We have an unsecured syndicated revolving credit facility (“Credit Facility”) which permits borrowings of up to $220.0 million, with a sublimit of $100.0 million for the issuance of letters of credit, and provides us with the right to request increases in available borrowings up to an additional $30.0 million. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. As of both June 30, 2007 and December 31, 2006, outstanding borrowings under our Credit Facility totaled $20.0 million. Our issued letters of credit totaled $45.2 million and $51.4 million at June 30, 2007 and December 31, 2006, respectively. The Credit Facility expires on December 19, 2010.

In April 2007, we amended and restated our Credit Facility. The principal changes to the Credit Facility were as follows: i) two wholly-owned subsidiaries of World Fuel, World Fuel Services Europe Ltd. (“World Fuel Europe”) and World Fuel Services (Singapore) Pte. Ltd. (“World Fuel Singapore”), were added as borrowers under the Credit Facility; ii) the obligations of World Fuel Europe and World Fuel Singapore under the Credit Facility would be guaranteed by World Fuel’s foreign subsidiaries; iii) the covenant which required World Fuel to maintain a specified minimum consolidated net worth was amended to increase the minimum by approximately $65.0 million; and iv) the covenant governing loans that may be made by World Fuel was amended to permit inter-company loans.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. As June 30, 2007, we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit and bank guarantees issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis each April. As of June 30, 2007 and December 31, 2006, we had outstanding letters of credit and bank guarantees aggregating to $7.1 million and $15.4 million, respectively, under this credit line.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the credit line were provided to fuel suppliers in the normal course of business, and expire within one year from their issuance. Expiring letters of credit are renewed as needed.

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

We performed a comprehensive review of our portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48 as of January 1, 2007. Based on our review and in connection with the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $12.0 million to retained earnings, an increase of $2.0 million to deferred income tax assets, the recognition of $2.9 million of assets related to unrecognized tax benefits (“FIN 48 assets”) and the recognition of $16.9 million of liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). In addition, the $5.1 million reserve for tax contingencies, recorded under SFAS No. 5, “Accounting for Contingencies,” as of January 1, 2007, was reclassed to FIN 48 liabilities resulting in total FIN 48 liabilities of $22.0 million. Our FIN 48 liabilities as of January 1, 2007 consisted of $16.4 million in unrecognized tax benefits, $2.3 million in interest (net after tax deduction) and $3.3 million in penalties. We recognize accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. In the accompanying consolidated balance sheet as of June 30, 2007, our FIN 48 liabilities are included in non-current income tax payable and our FIN 48 assets are included in non-current income tax receivable.

We recorded an increase of $1.7 million and $2.7 million to our FIN 48 liabilities during the three and six months ended June 30, 2007, respectively. We recorded an increase of $0.5 million and $0.9 million to our FIN 48 assets during the three and six months ended June 30, 2007. In addition, we recorded an increase of $0.1 million and $0.3 million to our FIN 48 liabilities related to a foreign currency translation expense, which is included in other expense, net in the accompanying consolidated statements of income, during the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2007,our FIN 48 liabilities were also decreased by $2.0 million for recognized temporary differences. As of June 30, 2007, our FIN 48 liabilities were $23.0 million and our FIN 48 assets were $3.8 million.

If our uncertain tax positions as of June 30, 2007 are sustained by the taxing authorities in our favor, approximately $19.2 million would reduce our income tax expense in the period the matter is considered settled in accordance with FIN 48. As of June 30, 2007, the total amount of our unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	None	2003 -2006
Chile	None	2001 - 2006
Colombia	None	2001 - 2006
Ecuador	None	2001 - 2006
Puerto Rico	None	2001 - 2006

Our income tax provision recorded for the three and six months ended June 30, 2007 and 2006 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Income tax provision	$6,506	$3,287	$9,345	$8,403

Effective income tax rate	27.5%	18.4%	22.6%	22.2%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2007 and 2006 was calculated based on the results of operations for each respective period. The effective tax rate for the three and six months ended June 30, 2007 will not necessarily be indicative of the effective tax rate for the entire fiscal year. This is due to the fact that we cannot consistently predict our future operating income in the jurisdictions in which we operate.

The higher effective tax rate for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates as well as additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007. The higher effective tax rate for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulted primarily from additional income tax expense recorded in connection with FIN 48 in 2007 partially offset by fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

4.	Commitments and Contingencies

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50.0% by us and 50.0% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit have been settled and released, at no cost to us.

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our other subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (1) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (2) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. Except for the PAFCO settlement, no significant developments occurred with respect to the County’s claims against us during the six months ended June 30, 2007. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. The court’s ruling may still be appealed by Atlantic. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is completely without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the six months ended June 30, 2007. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

In November 2006, three of Southeast’s creditors, including World Fuel, filed involuntary bankruptcy petitions against Southeast and its principal (the “Debtors”) in the U.S. Bankruptcy Court, Tampa Division. World Fuel has served petitions on the Debtors and a Trustee has been appointed for the Debtors. The Trustee will handle the Debtors’ estates and will have authority to sell the assets of the Debtors. The bankruptcy filing has effectively stayed Joda’s counterclaim against World Fuel. No significant developments occurred with respect to this suit during the six months ended June 30, 2007. We intend to vigorously defend the priority of our claim against the other creditors in the bankruptcy proceedings.

As of June 30, 2007, no reserves were recorded for the proceedings described above. Because the outcome of litigation is inherently uncertain, we may not prevail in the proceedings described above and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition and results of operations.

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

Dividends

We declared cash dividends of $0.075 per share for the six months ended June 30, 2007 and 2006. Our Credit Facility restricts the payment of cash dividends to a maximum of 35.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

6.	Business Segments

We have three reportable operating segments as of June 30, 2007: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Revenue:
Marine segment	$1,825,230	$1,503,170	$3,311,685	$2,847,729
Aviation segment	1,293,992	1,237,240	2,394,663	2,356,848
Land segment	154,137	116,442	269,220	186,281

	$3,273,359	$2,856,852	$5,975,568	$5,390,858

Income from operations:
Marine segment	$11,155	$10,058	$26,106	$21,058
Aviation segment	16,734	13,430	24,446	25,899
Land segment	455	276	895	468

	28,344	23,764	51,447	47,425
Corporate overhead	(6,278)	(6,728)	(12,430)	(10,436)

	$22,066	$17,036	$39,017	$36,989

Information concerning our business accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	June 30, 2007	December 31, 2006
Accounts receivable, net:
Marine segment, net of allowance for bad debts of $5,880 and $6,496 at June 30, 2007 and December 31, 2006, respectively	$694,643	$591,587
Aviation segment, net of allowance for bad debts of $5,018 and $6,331 at June 30, 2007 and December 31, 2006, respectively	252,948	231,537
Land segment, net of allowance for bad debts of $1,229 and $1,456 at June 30, 2007 and December 31, 2006, respectively	57,712	36,960

	$1,005,303	$860,084

Goodwill:
Marine segment	$36,112	$36,112
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$44,321

Total assets:
Marine segment	$852,971	$756,848
Aviation segment	446,387	372,373
Land segment	65,917	39,074
Corporate	133,511	109,105

	$1,498,786	$1,277,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2006 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Part II – Other Information,” “Item 1A – Risk Factors.”

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcomes of litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	failure of the fuel we sell to meet specifications;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our unsecured syndicated revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Risk factors” of our 2006 10-K Report and those described from time to time in our filings with the SEC.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Our revenue for the second quarter of 2007 was $3.3 billion, an increase of $416.5 million, or 14.6%, as compared to the second quarter of 2006. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2007	2006	$ Change
Marine segment	$1,825,230	$1,503,170	$322,060
Aviation segment	1,293,992	1,237,240	56,752
Land segment	154,137	116,442	37,695

	$3,273,359	$2,856,852	$416,507

Our marine segment contributed $1.8 billion in revenue for the second quarter of 2007, an increase of $322.1 million, or 21.4%, as compared to the second quarter of 2006. Of the total increase in marine segment revenue, $351.5 million was due to increased sales volume, primarily due to additional sales to new and existing customers. Partially offsetting this increase was a decline of $29.4 million due to a 1.6% decrease in the average price per metric ton sold.

Our aviation segment contributed $1.3 billion in revenue for the second quarter of 2007, an increase of $56.8 million, or 4.6%, as compared to the second quarter of 2006. Of the total increase in aviation segment revenue, $59.6 million was due to increased sales volume, partially offset by a decline of $2.8 million due to a 0.2% decrease in the average price per gallon sold.

Our land segment contributed $154.1 million in revenue for the second quarter of 2007, an increase of $37.7 million, or 32.4%, as compared to the second quarter of 2006. Of the total increase in land segment revenue, $34.9 million was due to increased sales volume to new and existing customers and $2.8 million was due to a 1.9% increase in the average price per gallon sold.

Gross Profit. Our gross profit for the second quarter of 2007 was $58.0 million, an increase of $6.5 million, or 12.7%, as compared to the second quarter of 2006. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2007	2006	$ Change
Marine segment	$25,273	$23,503	$1,770
Aviation segment	30,701	26,466	4,235
Land segment	2,014	1,473	541

	$57,988	$51,442	$6,546

Our marine segment gross profit for the second quarter of 2007 was $25.3 million, an increase of $1.8 million, or 7.5%, as compared to the second quarter of 2006. Contributing to the total increase in marine segment gross profit was $5.0 million in increased sales volume partially offset by $3.2 million in lower gross profit per metric ton sold. The decrease in lower gross profit per metric ton sold was primarily due to competitive pressures in certain markets.

Our aviation segment gross profit for the second quarter of 2007 was $30.7 million, an increase of $4.2 million, or 16.0%, as compared to the second quarter of 2006. Of the increase in aviation segment gross profit $2.9 million was due to higher gross profit per gallon sold and $1.3 million was due to increased sales volume.

Our land segment gross profit for the second quarter of 2007 was approximately $2.0 million, an increase of $0.5 million, or 36.7%, as compared to the second quarter of 2006. The increase in land segment gross profit resulted from $0.4 million in increased sales volume and $0.1 million in higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the second quarter of 2007 were $35.9 million, an increase of $1.5 million, or 4.4%, as compared to the second quarter of 2006. The following table sets forth our expense categories (in thousands):

	For the Three Months ended June 30,
	2007	2006	$ Change
Compensation and employee benefits	$22,087	$20,476	$1,611
Executive severance costs	—	1,545	(1,545)
Provision for bad debts	(313)	640	(953)
General and administrative	14,148	11,745	2,403

	$35,922	$34,406	$1,516

Of the total increase in operating expenses, $1.6 million was related to compensation and employee benefits and $2.4 million was related to general and administrative expenses. Partially offsetting these increases were a positive change of $1.0 million in provision for bad debts and the effect of $1.5 million in executive severance costs recorded in the second quarter of 2006. The increase in compensation and employee benefits was primarily due to new hires to support our global business growth plans. The increase in general and administrative expenses was primarily attributable to the following expenses: professional and consulting fees, systems development, telecommunication, and depreciation and amortization. The positive change in provision for bad debts was primarily due to an overall improved quality of our receivable portfolio during the second quarter of 2007 as compared to 2006, primarily in the aviation segment, resulting in a reduction of our allowance for bad debts from March 31, 2007.

Income from Operations. Our income from operations for the second quarter of 2007 was $22.1 million, an increase of $5.0 million, or 29.5%, as compared to the second quarter of 2006. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2007	2006	$ Change
Marine segment	$11,155	$10,058	$1,097
Aviation segment	16,734	13,430	3,304
Land segment	455	276	179

	28,344	23,764	4,580
Corporate overhead	(6,278)	(6,728)	450

	$22,066	$17,036	$5,030

The marine segment earned approximately $11.2 million in income from operations for the second quarter of 2007, an increase of $1.1 million, or 10.9%, as compared to the second quarter of 2006. This increase resulted from $1.8 million in higher gross profit, partially offset by increased operating expenses of $0.7 million. The increase in marine segment operating expenses was primarily attributable to increases in compensation and employee benefits and general and administrative expenses.

The aviation segment income from operations was $16.7 million for the second quarter of 2007, an increase of $3.3 million, or 24.6%, as compared to the second quarter of 2006. This increase was primarily due to $4.2 million in higher gross profit, partially offset by increased operating expenses of $0.9 million. The increase in aviation segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

The land segment income from operations was approximately $0.5 million for the second quarter of 2007, an increase of $0.2 million, or 64.9%, as compared to the second quarter of 2006. This was a result of a $0.5 million increase in gross profit, partially offset by increased operating expenses of $0.3 million. The increase in land segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

Corporate overhead costs not charged to the business segments were approximately $6.3 million for the second quarter of 2007, a decrease of $0.4 million, or 6.7%, as compared to the second quarter of 2006. The decrease in corporate overhead costs reflects the $1.5 million executive severance costs recorded in the second quarter of 2006 partially offset by increases in compensation and employee benefits and general and administrative expenses in the second quarter of 2007.

Other Income and Expense, net. For the second quarter of 2007, we had other income, net of $1.6 million, an increase of $0.7 million, or 86.3%. The increase in other income, net was primarily due to additional interest income as a result of higher interest rates and higher average daily cash balance during the second quarter of 2007.

Taxes. For the second quarter of 2007, our effective tax rate was 27.5% and our income tax provision was $6.5 million, as compared to an effective tax rate 18.4% and an income tax provision of $3.3 million for the second quarter of 2006. The higher effective tax rate for the second quarter of 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates as well as additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007.

Net Income and Diluted Earnings per Share. Net income for the second quarter of 2007 was $17.0 million, an increase of $2.5 million, or 17.1%, as compared to the second quarter of 2006. Diluted earnings per share for the second quarter of 2007 was $0.58 per share, an increase of $0.08 per share, or 16.0%, as compared to the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue. Our revenue for the first six months of 2007 was $6.0 billion, an increase of $584.7 million, or 10.8%, as compared to the first six months of 2006. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2007	2006	$ Change
Marine segment	$3,311,685	$2,847,729	$463,956
Aviation segment	2,394,663	2,356,848	37,815
Land segment	269,220	186,281	82,939

	$5,975,568	$5,390,858	$584,710

Our marine segment contributed $3.3 billion in revenue for the first six months of 2007, an increase of $464.0 million, or 16.3%, as compared to the first six months of 2006. Of the total increase in marine segment revenue, $623.5 million was due to increased sales volume, primarily due to additional sales to new and existing customers. Partially offsetting this increase was a decline of $159.5 million due to a 4.6% decrease in the average price per metric ton sold.

Our aviation segment contributed $2.4 billion in revenue for the first six months of 2007, an increase of $37.8 million, or 1.6%, as compared to the first six months of 2006. Of the total increase in aviation segment revenue, $51.1 million was due to increased sales volume, primarily due to additional sales to new and existing customers. Partially offsetting this increase was a decline of $13.3 million due to a 0.6% decrease in the average price per gallon sold.

Our land segment contributed $269.2 million in revenue for the first six months of 2007, an increase of $82.9 million, or 44.5%, as compared to the first six months of 2006. Of the total increase in land segment revenue, $77.8 million was due to increased sales volume to new and existing customers and $5.1 million was due to a 2.0% increase in the average price per gallon sold.

Gross Profit. Our gross profit for the first six months of 2007 was $109.2 million, an increase of $8.0 million, or 7.9%, as compared to the first six months of 2006. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2007	2006	$ Change
Marine segment	$54,860	$48,002	$6,858
Aviation segment	50,459	50,632	(173)
Land segment	3,837	2,553	1,284

	$109,156	$101,187	$7,969

Our marine segment gross profit for the first six months of 2007 was $54.9 million, an increase of $6.9 million, or 14.3%, as compared to the first six months of 2006. Contributing to the total increase in marine segment gross profit was $9.5 million in increased sales volume partially offset by a decline of $2.6 million in gross profit per metric ton sold.

Our aviation segment gross profit for the first six months of 2007 was $50.5 million, a decrease of approximately $0.2 million, or 0.3%, as compared to the first six months of 2006. Of the total decrease in aviation segment gross profit, $1.3 million was due to 2.5% decrease in the average gross profit per gallon sold. Partially offsetting this decrease was $1.1 million in increased sales volume.

Our land segment gross profit for the first six months of 2007 was $3.8 million, an increase of $1.3 million, or 50.3%, as compared to the first six months of 2006. The increase in land segment gross profit resulted from $1.1 million in increased sales volume and $0.2 million in higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the first six months of 2007 were $70.1 million, an increase of $5.9 million, or 9.3%, as compared to the first six months of 2006. The following table sets forth our expense categories (in thousands):

	For the Six Months ended June 30,
	2007	2006	$ Change
Compensation and employee benefits	$44,962	$39,220	$5,742
Executive severance costs	—	1,545	(1,545)
Provision for bad debts	(700)	1,148	(1,848)
General and administrative	25,877	22,285	3,592

	$70,139	$64,198	$5,941

Of the total increase in operating expenses, $5.7 million was related to compensation and employee benefits and $3.6 million was related to general and administrative expenses. Partially offsetting these increases was a positive change of approximately $1.8 million in provision for bad debts and $1.5 million in executive severance costs during the first six months of 2006. The increase in compensation and employee benefits was primarily due to new hires to support our global business growth plans. The increase in general and administrative expenses was primarily attributable to the following expenses: professional and consulting fees, systems development, and depreciation and amortization. The positive change in provision for bad debts was primarily due to an overall improved quality of our receivable portfolio during the first six months of 2007 as compared to 2006, primarily in the aviation segment, resulting in a reduction of our allowance for bad debts from December 31, 2006.

Income from Operations. Our income from operations for the first six months of 2007 was $39.0 million, an increase of $2.0 million, or 5.5%, as compared to the first six months of 2006. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2007	2006	$ Change
Marine segment	$26,106	$21,058	$5,048
Aviation segment	24,446	25,899	(1,453)
Land segment	895	468	427

	51,447	47,425	4,022
Corporate overhead	(12,430)	(10,436)	(1,994)

	$39,017	$36,989	$2,028

The marine segment earned $26.1 million in income from operations for the first six months of 2007, an increase of $5.0 million, or 24.0%, as compared to the first six months of 2006. This increase resulted from $6.9 million in higher gross profit, partially offset by increased operating expenses of $1.9 million. The increase in marine segment operating expenses was primarily attributable to increases in compensation and employee benefits and general and administrative expenses.

The aviation segment income from operations was $24.4 million for the first six months of 2007, a decrease of approximately $1.5 million, or 5.6%, as compared to the first six months of 2006. This decrease resulted from a $0.2 million reduction in gross profit as well as an increase in operating expenses of $1.3 million. The increase in aviation segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

The land segment income from operations was $0.9 million for the first six months of 2007, an increase of approximately $0.4 million, or 91.2%, as compared to the first six months of 2006. This was a result of a $1.3 million increase in gross profit, partially offset by a $0.9 million increase in operating expenses. The increase in land segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

Corporate overhead costs not charged to the business segments was $12.4 million for the first six months of 2007, an increase of $2.0 million, or 19.1%, as compared to the first six months of 2006. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the first six months of 2007, we had other income, net of $2.3 million, an increase of $1.5 million as compared to other income, net of $0.8 million for the first six months of 2006. The increase in other income, net was primarily due to additional interest income as a result of higher interest rates and higher average daily cash balance during the first six months of 2007 and foreign currency income reported for the first six months of 2007 as compared to foreign currency losses reported for the first six months of 2006.

Taxes. For the first six months of 2007, our effective tax rate was 22.6% and our income tax provision was $9.3 million, as compared to an effective tax rate of 22.2% and an income tax provision of $8.4 million for the first six months of 2006. The higher effective tax rate for the first six months of 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007 partially offset by fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first six months of 2007 was $31.8 million, an increase of $2.3 million, or 7.9%, as compared to the first six months of 2006. Diluted earnings per share for the first six months of 2007 was $1.09 per share, an increase of $0.07 per share, or 6.9%, as compared to the first six months of 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of $220.6 million as of June 30, 2007 as compared to $176.5 million as of December 31, 2006. Additionally, we had short-term investments of $12.5 million as of December 31, 2006. Our primary use of cash, cash equivalents and short term investments is to fund the purchase of inventories and receivables. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we are currently undertaking the implementation of an enterprise integration project, which consists of a company-wide financial and commercial information system upgrade. With respect to the implementation of the project, we currently believe we will incur $25.7 million in capitalized expenditures and $10.4 million in costs which are expensed as incurred for a total project expenditure of $36.1 million. As of June 30, 2007, we have capitalized $19.0 million of project expenditures, of which $4.9 million was incurred during the first six months of 2007. Also, as of June 30, 2007, we have expensed $6.8 million in project expenses, of which approximately $2.8 million was incurred during the first six months of 2007. The balance of these expenditures is expected to be incurred through the first quarter of 2008.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $30.0 million, subject only to the approval of the administrative agent. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. As of June 30, 2007, outstanding borrowings under our Credit Facility totaled $20.0 million and our issued letters of credit totaled $45.2 million.

In April 2007, we amended and restated our Credit Facility. The principal changes to the Credit Facility were as follows: i) two wholly-owned subsidiaries of World Fuel, World Fuel Services Europe Ltd. (“World Fuel Europe”) and World Fuel Services (Singapore) Pte. Ltd. (“World Fuel Singapore”), were added as borrowers under the Credit Facility; ii) the obligations of World Fuel Europe and World Fuel Singapore under the Credit Facility would be guaranteed by World Fuel’s foreign subsidiaries; iii) the covenant which required World Fuel to maintain a specified minimum consolidated net worth was amended to increase the minimum by approximately $65.0 million; and iv) the covenant governing loans that may be made by World Fuel was amended to permit inter-company loans.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. As June 30, 2007, we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of June 30, 2007, we had outstanding letters of credit and bank guarantees aggregating to $7.1 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. To mitigate this risk, in part, we entered into two interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of June 30, 2007, our weighted average interest rate on borrowings under the Credit Facility, adjusted for the interest rate swaps, was 5.2% per annum.

Net cash provided by operating activities totaled $41.3 million for the first six months of 2007 as compared to $27.2 million for the first six months of 2006. The increase of $14.1 million in cash provided by operating activities was due to increases in net operating assets and liabilities and net income partially offset by a decrease in non-cash adjustments.

During the first six months of 2007, net cash provided by investing activities was $5.4 million compared to net cash used in investing activities of $2.7 million for the first six months of 2006. This $8.1 million change in cash flows from investing activities was due to a $2.9 million decrease in capital expenditures, $1.5 million increase in the proceeds from the sale of short-term investments, $1.0 million decrease in the purchases of short-term investments as well as a cash usage in 2006 of $2.6 million related to the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada.

Net cash used in financing activities was $2.6 million for the first six months of 2007 as compared to net cash provided by financing activities of $1.3 million for the first six months of 2006. This $3.9 million change was primarily due to decreased proceeds from the exercise of stock options for the first six months of 2007.

Working capital at June 30, 2007 was $402.2 million, representing an increase of $32.9 million from working capital at December 31, 2006. Our accounts receivable, net amounted to $1.0 billion at June 30, 2007 as compared to $860.1 million at December 31, 2006. This increase in net accounts receivable of $145.2 million was primarily attributable to increased business activities and fuel prices. At June 30, 2007, the allowance for bad debts of $12.1 million decreased by $2.2 million as compared to December 31, 2006.

Inventories of $85.2 million, at June 30, 2007, increased $10.7 million from December 31, 2006, primarily due to higher fuel prices. The increase in receivables related to derivative contracts of $7.0 million was primarily due to increased derivative activities and related prices. The increase in prepaid expenses and other current assets of $16.0 million from December 31, 2006 was primarily due to higher prepaid fuel and an increase in receivables related to transaction taxes.

Our current liabilities increased $177.6 million from December 31, 2006 primarily due to increases in accounts payable, payables related to derivative contracts and customer deposits. Partially offsetting were decreases in accrued compensation, income tax payable, payables related to transaction taxes, and accrued expenses and other current liabilities.

Our long-term liabilities increased $22.5 million from December 31, 2006 primarily due to liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) recorded in accordance with our adoption of FIN 48 effective January 1, 2007.

Shareholders’ equity amounted to $447.3 million at June 30, 2007, as compared to $426.0 million at December 31, 2006. The increase in shareholders’ equity of $21.3 million was mainly due to $31.8 million in earnings, $0.6 million from the exercise of stock options and $3.7 million in the recognition of compensation expenses related to share-based payments. Partially offsetting these increases was the cumulative effect adjustment of $12.0 million to retained earnings related to applying the new accounting guidance of FIN 48, the declaration of $2.1 million in dividends and $0.9 million for the purchase of stock from employees to satisfy the required withholdings taxes related to share-based awards.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other financing, include our performance (as measured by various factors including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, FIN 48 liabilities, letters of credit and bank guarantees and operating lease obligations, as described below, our contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2006 to June 30, 2007. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2006 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of June 30, 2007, our FIN 48 liabilities were $23.0 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Operating Lease Obligations. In July 2007, we entered into a new lease agreement for our London office, commencing in July 2007 and expiring in March 2015. Beginning in March 2008, we will make monthly payments of approximately $0.1 million, totaling approximately $8.1 million throughout the life of the lease. Also, in February 2007, we entered into a new lease agreement for additional office space in our headquarters in Miami, commencing in August 2007 and expiring in March 2013. Under this agreement there will be monthly payments of approximately $27 thousand, totaling approximately $1.8 million throughout the life of the lease.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. Substantially all of these letters of credit and bank guarantees were provided to certain suppliers in the normal course of business, and expire within one year from their issuance. Expiring letters of credit and bank guarantees are renewed as needed. We had outstanding letters of credit and bank guarantees of approximately $52.3 million at June 30, 2007 as compared to $66.8 million at December 31, 2006. For additional information on our Credit Facility and letters of credit, see further discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for the Company beginning in fiscal 2008. We are currently evaluating the requirements of EITF 06-11 and have not yet determined the impact of the adoption of this standard on our consolidated financial statements.

Offsetting Fair Value Amounts. In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim, or obligation to return, cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim, or obligation to return, cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We do not expect the adoption of FSP No. FIN 39-1 to have a material impact on our financial position, results of operations or cash flows.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. We do not expect the adoption of the SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows. However, in certain cases, we expect the implementation of SFAS No. 157 to accelerate the recognition of revenue and gross profit in connection with certain of our derivative transactions.

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

Except for the outstanding derivative instruments shown below, there were no material changes from information provided in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of our 2006 10-K Report.

As of June 30, 2007, we had the following commodity related derivative instruments (in thousands, except average fair value):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Fair Value	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2007	Fair Value	Hedged Item	30		6.43	193
		Swaps	30		5.84	(175)
	Non-Designated	Purchase Commitments	393		19.76	7,776
		Sales Commitments	181		32.67	(5,924)
		Swaps (Purchases)	396		40.38	15,999
		Swaps (Sales)	733		24.01	(17,606)
2008	Non-Designated	Purchase Commitments	156		24.70	3,853
		Sales Commitments	156		22.35	(3,486)
		Swaps (Purchases)	39		6.59	255
		Swaps (Sales)	195		3.19	(622)
2009	Non-Designated	Purchase Commitments	60		8.05	(483)
		Swaps (Purchases)	11		16.88	182
		Swaps (Sales)	71		4.25	301
2007	Fair Value	Futures		23,772	0.03	(691)
		Hedged Item		23,772	0.02	386
	Non-Designated	Collars (Purchases)		34,996	0.05	1,829
		Collars (Sales)		34,996	0.05	(1,829)
		Sales Commitments		88,996	0.26	(23,493)
		Swaps (Purchases)		110,725	0.21	23,801
		Swaps (Sales)		10,133	0.03	(307)
2008	Non-Designated	Collars (Purchases)		2,520	0.05	(138)
		Collars (Sales)		2,520	0.05	138
		Sales Commitments		17,245	0.09	(1,548)
		Swaps (Purchases)		17,621	0.10	1,684
		Swaps (Sales)		376	0.36	(136)

						$(41)

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended June 30, 2007.

Part II – Other Information

Item 1.	Legal Proceedings

As described in “Item 3 – Legal Proceedings” of our 2006 10-K Report, we are involved in certain legal proceedings, some of which may be material. Except as set forth below, there were no material developments in those proceedings during the first six months of 2007.

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50.0% by us and 50.0% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit have been settled and released, at no cost to us.

Panama Litigation

In July 2007, the court ruled against Atlantic Service Supply, S.A. (“Atlantic”) in Atlantic’s suit against Tramp Oil & Marine Ltd, one of our subsidiaries (“TOM”). The court found that TOM was not liable for barging fees owed to Atlantic by Isthmian Petroleum Supply & Services, S.A., a third party which provided TOM with storage, delivery and other fuel related services in Panama. The court’s ruling is subject to appeal.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2006 10-K Report. There were no material changes to such risk factors during the first six months of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2007 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
4/1/07-4/30/07	—	$—	—	$—	$6,013
5/1/07-5/31/07	12	46.81	—	—	6,013
6/1/07-6/30/07	—	—	—	—	6,013

Total	12	$46.81	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 31, 2007. The matters voted on at the annual meeting were 1) the election of directors; 2) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for the 2007 fiscal year; and 3) the approval of one shareholder proposal relating to establishing a policy regarding discrimination based upon sexual orientation and gender identity. All of our director nominees were elected, PricewaterhouseCoopers LLP was ratified as our independent registered certified public accountants for the 2007 fiscal year and the shareholder proposal relating to establishing a policy regarding discrimination based upon sexual orientation and gender identity was not approved by our shareholders.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Withheld
Paul H. Stebbins	25,157,171	1,194,450
Michael J. Kasbar	25,699,654	651,967
Ken Bakshi	25,007,990	1,343,631
Joachim Heel	26,138,105	213,516
Richard A. Kassar	22,663,315	3,688,306
Myles Klein	25,878,501	473,120
J. Thomas Presby	24,076,762	2,274,859
Stephen K. Roddenberry	25,015,683	1,335,938

Ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accountants

Votes For	Votes Against	Votes Abstained
26,079,387	242,577	29,655

Approval of shareholder proposal relating to establishing a policy regarding discrimination based upon sexual orientation and gender identity

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
4,727,845	15,576,142	2,481,525	3,566,110

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.4	Certification of the Chief Risk and Administrative Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)