Form 10-Q
period 2007-09-30
WORLD FUEL SERVICES CORP
filed 2007-11-08
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The registrant had a total of 28,587,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 5, 2007.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended September 30, 2007 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation

Consolidated Balance Sheets

(Unaudited—In thousands, except share and per share data)

	As of
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$134,453	$176,495
Short-term investments	8,100	12,500
Accounts receivable, net	1,138,372	860,084
Inventories	113,938	74,519
Receivables related to derivative contracts	40,251	37,070
Prepaid expenses and other current assets	47,053	35,423

Total current assets	1,482,167	1,196,091

Property and equipment, net	34,738	26,730
Goodwill	44,321	44,321
Identifiable intangible assets, net	4,026	4,961
Non-current income tax receivable	3,984	—
Other assets	6,030	5,297

Total assets	$1,575,266	$1,277,400

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$34	$10
Accounts payable	948,087	720,790
Payables related to derivative contracts	40,683	34,209
Accrued expenses and other current liabilities	77,217	71,752

Total current liabilities	1,066,021	826,761
Long-term debt	20,141	20,062
Non-current income tax payable	23,559	—
Deferred compensation and other long-term liabilities	4,288	4,608

Total liabilities	1,114,009	851,431

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,571,000 shares and 28,488,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	286	285
Capital in excess of par value	174,183	170,275
Retained earnings	286,714	255,245
Accumulated other comprehensive income	74	164

Total shareholders’ equity	461,257	425,969

Total liabilities and shareholders’ equity	$1,575,266	$1,277,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Income

(Unaudited—In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Revenue	$3,608,465	$2,775,545	$9,584,033	$8,166,403
Cost of sales	3,546,190	2,720,384	9,412,602	8,010,055

Gross profit	62,275	55,161	171,431	156,348

Operating expenses:
Compensation and employee benefits	23,743	21,939	68,705	61,159
Executive severance costs	—	—	—	1,545
Provision for bad debts	1,294	429	594	1,577
General and administrative	14,921	11,973	40,798	34,258

	39,958	34,341	110,097	98,539

Income from operations	22,317	20,820	61,334	57,809

Other income (expense), net:
Interest income	1,192	1,471	4,464	3,930
Interest expense and other financing costs	(588)	(598)	(1,816)	(1,602)
Other, net	(2,813)	798	(2,532)	147

	(2,209)	1,671	116	2,475

Income before income taxes	20,108	22,491	61,450	60,284
Provision for income taxes	5,014	5,252	14,359	13,655

	15,094	17,239	47,091	46,629
Minority interest in (income) loss of consolidated subsidiaries	(268)	(40)	(448)	50

Net income	$14,826	$17,199	$46,643	$46,679

Basic earnings per share	$0.53	$0.62	$1.66	$1.71

Basic weighted average shares	28,153	27,777	28,067	27,304

Diluted earnings per share	$0.51	$0.59	$1.60	$1.62

Diluted weighted average shares	29,077	29,010	29,090	28,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Cash Flows

(Unaudited—In thousands)

	For the Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$46,643	$46,679

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for bad debts	594	1,577
Depreciation and amortization	4,191	3,435
Deferred income tax (benefit) provision	(647)	3,373
Impairment on short-term investments	1,900	—
Share based payment compensation costs for employees and non-employee directors	5,435	4,883
Unrealized gains from derivatives and related hedged items, net	(608)	(1,417)
Other non-cash operating charges	(239)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(278,882)	(142,517)
Inventories	(38,261)	(29,959)
Receivables related to derivative contracts	(3,300)	(6,519)
Prepaid expenses and other current assets	(9,178)	13,281
Non-current income tax receivable and other assets	(1,471)	(55)
Accounts payable	227,297	125,236
Payables related to derivative contracts	5,924	4,750
Accrued expenses and other current liabilities	12,662	(8,519)
Non-current income tax payable, deferred compensation and other long-term liabilities	1,107	525

Total adjustments	(73,476)	(31,986)

Net cash (used in) provided by operating activities	(26,833)	14,693

Cash flows from investing activities:
Capital expenditures	(12,669)	(15,333)
Purchases of short-term investments	(30,060)	(31,055)
Proceeds from the sale of short-term investments	32,560	31,055
Acquisition of minority interests	—	(2,646)

Net cash used in investing activities	(10,169)	(17,979)

Cash flows from financing activities:
Dividends paid on common stock	(3,189)	(3,094)
Minority interest distribution	(426)	(410)
Borrowings under revolving credit facility	—	25,000
Repayments under revolving credit facility	—	(25,000)
Repayment of promissory notes	—	(500)
Proceeds from exercise of stock options	730	5,298
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(2,583)	(1,050)
Other	428	(44)

Net cash (used in) provided by financing activities	(5,040)	200

Net decrease in cash and cash equivalents	(42,042)	(3,086)
Cash and cash equivalents, at beginning of period	176,495	133,284

Cash and cash equivalents, at end of period	$134,453	$130,198

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million at September 30, 2007 and 2006, and were paid in October 2007 and 2006, respectively.

We had capital expenditures of approximately $2.6 million and $1.6 million during the nine months ended September 30, 2007 and 2006, respectively, which were included in accrued expenses and other current liabilities as of those dates.

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

Short-term Investments

At September 30, 2007, our short-term investments consisted of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent as its original maturity date of August 23, 2007 was less than 90 days from the date of purchase. At the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments in the quarter ended September 30, 2007.

The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the market value of the commercial paper to be $8.1 million as of September 30, 2007. This estimate is based on the most current information available to us. This information is subject to change and additional impairment charges may be required in the future. We believe the decrease in estimated market value is permanent and as such have recorded a $1.9 million investment impairment charge which is reflected in other, net in the consolidated statements of income for the three and nine months ended September 30, 2007.

At December 31, 2006, our short-term investments consisted of auction rate securities with a par value of $12.5 million, which approximates the market value. These securities are classified as available-for-sale, short-term investments based upon their expected auction date (generally less than 30 days) rather than on their contractual maturity (which are greater than one year at original issuance).

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

Share-Based Payment

At September 30, 2007, we had outstanding equity awards under certain share-based payment plans consisting of stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock and restricted stock units (“RSUs”). Share-based payment compensation costs for employees and non-employee directors totaled $1.8 million and $5.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $2.4 million and $4.9 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the total unrecognized share-based payment compensation costs related to equity awards was approximately $13.7 million and is expected to be recognized as compensation expense over a weighted average period of approximately 1.4 years.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of derivatives which qualify and are designated as cash flow hedges.

The following table reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Net income, as reported	$14,826	$17,199	$46,643	$46,679
Net unrealized (loss) gain on the mark to market of qualifying cash flow hedges, net of income tax benefit of $29 and $57 for the three and nine months ended September 30, 2007 and net of income tax benefit of $65 and income tax provision of $22 for the three and nine months ended September 30, 2006, respectively	(46)	(104)	(90)	35

Comprehensive income	$14,780	$17,095	$46,553	$46,714

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of weighted average number of stock options, SSARs, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Weighted average shares used in the calculation of basic earnings per share	28,153	27,777	28,067	27,304
Common stock equivalents	924	1,233	1,023	1,587

Weighted average shares used in the calculation of diluted earnings per share	29,077	29,010	29,090	28,891

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,083	993	1,017	653

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Revision to 2006 Statement of Cash Flows

We revised our cash flow presentation for the nine months ended September 30, 2006 to correctly disclose both the amounts of proceeds from the sale of short-term investments and purchases of short-term investments in the investing activities section of the statement of cash flows. This revised presentation, reflecting an increase of $21.1 million on both the amounts of proceeds from the sale of short-term investments and purchases of short-term investments, had no impact on the net cash flows from investing activities as previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

Recent Accounting Pronouncements

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for the Company beginning in fiscal year 2008. We do expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations or cash flows.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but, rather, eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. We do not expect the adoption of the SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows. However, we expect to forgo future revenue and gross profit associated with certain of our derivative transactions as a result of a cumulative adjustment to retained earnings in connection with the adoption of SFAS No. 157. In addition, we expect the implementation of SFAS No. 157 to accelerate the recognition of revenue and gross profit associated with certain of our derivative transactions.

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

2. Debt

We have an unsecured syndicated revolving credit facility (“Credit Facility”) which permits borrowings of up to $220.0 million, with a sublimit of $100.0 million for the issuance of letters of credit, and provides us with the right to request increases in available borrowings up to an additional $30.0 million. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. Outstanding borrowings under our Credit Facility totaled $20.0 million as of September 30, 2007 and December 31, 2006. Our issued letters of credit totaled $45.6 million and $51.4 million at September 30, 2007 and December 31, 2006, respectively. The Credit Facility expires on December 19, 2010.

In April 2007, we amended and restated our Credit Facility. The principal changes to the Credit Facility were as follows: i) two wholly-owned subsidiaries of World Fuel, World Fuel Services Europe Ltd. (“World Fuel Europe”) and World Fuel Services (Singapore) Pte. Ltd. (“World Fuel Singapore”), were added as borrowers under the Credit Facility; ii) the obligations of World Fuel Europe and World Fuel Singapore under the Credit Facility are guaranteed by World Fuel’s foreign subsidiaries; iii) the covenant requiring World Fuel to maintain a specified minimum consolidated net worth was amended to increase the minimum by approximately $65.0 million; and iv) the covenant governing loans by World Fuel was amended to permit inter-company loans.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. As September 30, 2007, we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit and bank guarantees issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis each April. As of September 30, 2007 and December 31, 2006, we had outstanding letters of credit and bank guarantees aggregating to $9.0 million and $15.4 million, respectively, under this credit line.

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

We performed a comprehensive review of our portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48 as of January 1, 2007. Based on our review and in connection with the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $12.0 million to retained earnings, an increase of $2.0 million to deferred income tax assets, the recognition of $2.9 million of assets related to unrecognized tax benefits (“FIN 48 assets”) and the recognition of $16.9 million of liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). In addition, the $5.1 million reserve for tax contingencies recorded under SFAS No. 5, “Accounting for Contingencies,” as of January 1, 2007, was reclassed to FIN 48 liabilities, resulting in total FIN 48 liabilities of $22.0 million. Our FIN 48 liabilities as of January 1, 2007 consisted of $16.4 million in unrecognized tax benefits, $2.3 million in interest (net after tax deduction) and $3.3 million in penalties. We recognize accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. In the accompanying consolidated balance sheet as of September 30, 2007, our FIN 48 liabilities are included in non-current income tax payable and our FIN 48 assets are included in non-current income tax receivable.

We recorded an increase of $0.5 million and $3.1 million to our FIN 48 liabilities during the three and nine months ended September 30, 2007, respectively. We recorded an increase of $0.2 million and $1.1 million to our FIN 48 assets during the three and nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2007, we recorded an increase of $0.3 million to our FIN 48 liabilities related to a foreign currency translation expense, which is included in other expense, net in the accompanying consolidated statements of income. We recorded an increase of $0.2 million for the three months ended September 30, 2007 and a decrease of $1.8 million for the nine months ended September 30, 2007 for the recognized temporary differences. As of September 30, 2007, our FIN 48 liabilities were $23.6 million and our FIN 48 assets were $4.0 million.

If our uncertain tax positions as of September 30, 2007 are sustained by the taxing authorities in our favor, approximately $19.7 million would reduce our income tax expense in the period the matter is considered settled in accordance with FIN 48. As of September 30, 2007, it does not appear that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Our income tax provision for the three and nine months ended September 30, 2007 and 2006 and their respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Income tax provision	$5,014	$5,252	$14,359	$13,655

Effective income tax rate	24.9%	23.4%	23.4%	22.7%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2007 and 2006 was calculated based on the results of operations for each respective period. The effective tax rate for the three and nine months ended September 30, 2007 will not necessarily be indicative of the effective tax rate for the entire fiscal year, due to the fact that we cannot consistently predict our future operating income in the jurisdictions in which we operate.

The higher effective tax rate for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted primarily from additional income tax expense recorded in connection with FIN 48 in 2007 as well as fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates. The higher effective tax rate for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 resulted primarily from additional income tax expense recorded in connection with FIN 48 in 2007, partially offset by fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

4. Commitments and Contingencies

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50.0% by us and 50.0% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit were settled and released, at no cost to us.

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

The claims asserted by the County relating to environmental contamination at the Airport remain pending; however, neither we, nor any of our subsidiaries, have been added as defendants in the County Suit. No significant developments occurred with respect to the County’s claims against us during the three months ended September 30, 2007. We intend to vigorously defend these claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

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

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. No significant developments occurred with respect to this suit during the three months ended September 30, 2007. We believe Isthmian’s suit against TOM is completely without merit and we intend to vigorously defend the action.

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

In February 2005, Joda filed a counterclaim against World Fuel and a crossclaim to foreclose an aircraft security agreement between Joda and Southeast, for damages and for replevin of certain aircraft and engines, alleging that its interest is superior to our interest in the Southeast aircraft and engines. We are defending this action and believe that Joda’s claims are barred because any interest that Joda may have in the collateral which is in our possession is subordinate to our claims and/or interest. The case is pending in the state circuit court in and for Miami-Dade County, Florida.

In November 2006, three of Southeast’s creditors, including World Fuel, filed involuntary bankruptcy petitions against Southeast and its principal (the “Debtors”) in the U.S. Bankruptcy Court, Tampa Division. World Fuel has served petitions on the Debtors and a Trustee has been appointed for the Debtors. The Trustee will handle the Debtors’ estates and will have authority to sell the assets of the Debtors. The bankruptcy filing has effectively stayed Joda’s counterclaim against World Fuel. No significant developments occurred with respect to this suit during the three months ended September 30, 2007. We intend to vigorously defend the priority of our claim against the other creditors in the bankruptcy proceedings.

Brendan Airways Litigation

WFSI is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. Brendan is seeking an unspecified amount of damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend the counterclaim.

As of September 30, 2007, the Company recorded certain reserves related to the foregoing proceedings which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in the proceedings described above and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition and results of operations.

In addition to the matters described above, we are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition or results of operations.

5. Shareholders’ Equity

Dividends

We declared cash dividends of $0.1125 per share for the nine months ended September 30, 2007 and 2006. Our Credit Facility restricts the payment of cash dividends to a maximum of 35.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

6. Business Segments

We have three reportable operating segments as of September 30, 2007: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
Revenue:
Marine segment	$2,009,778	$1,500,799	$5,321,463	$4,348,528
Aviation segment	1,445,581	1,153,359	3,840,244	3,510,207
Land segment	153,106	121,387	422,326	307,668

	$3,608,465	$2,775,545	$9,584,033	$8,166,403

Income from operations:
Marine segment	$10,156	$11,392	$36,262	$32,450
Aviation segment	18,244	16,108	42,690	42,007
Land segment	419	782	1,314	1,250

	28,819	28,282	80,266	75,707
Corporate overhead	(6,502)	(7,462)	(18,932)	(17,898)

	$22,317	$20,820	$61,334	$57,809

Information concerning our business accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	September 30, 2007	December 31, 2006
Accounts receivable, net:
Marine segment, net of allowance for bad debts of $6,084 and $6,496 at September 30, 2007 and December 31, 2006, respectively	$791,133	$591,587
Aviation segment, net of allowance for bad debts of $5,161 and $6,331 at September 30, 2007 and December 31, 2006, respectively	292,992	231,537
Land segment, net of allowance for bad debts of $1,136 and $1,456 at September 30, 2007 and December 31, 2006, respectively	54,247	36,960

	$1,138,372	$860,084

Goodwill:
Marine segment	$36,112	$36,112
Aviation segment	8,054	8,054
Land segment	155	155

	$44,321	$44,321

Total assets:
Marine segment	$928,741	$756,848
Aviation segment	479,746	372,373
Land segment	63,427	39,074
Corporate	103,352	109,105

	$1,575,266	$1,277,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	non-performance of third party service providers;

•	failure of the fuel we sell to meet specifications;

•	our failure to effectively hedge certain financial risks associated with our business and our price risk management services;

•	non-performance by counterparties to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	changes in the market price of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our unsecured syndicated revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	decline in value and liquidity of investments;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in United States or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully implement our enterprise integration project;

•	the outcome of litigation;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Risk factors” of our 2006 10-K Report and those described from time to time in our filings with the SEC.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Our revenue for the third quarter of 2007 was $3.6 billion, an increase of $832.9 million, or 30.0%, as compared to the third quarter of 2006. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2007	2006	$ Change
Marine segment	$2,009,778	$1,500,799	$508,979
Aviation segment	1,445,581	1,153,359	292,222
Land segment	153,106	121,387	31,719

	$3,608,465	$2,775,545	$832,920

Our marine segment contributed $2.0 billion in revenue for the third quarter of 2007, an increase of $509.0 million, or 33.9%, as compared to the third quarter of 2006. Of the total increase in marine segment revenue, $390.0 million was due to a 26.1% increase in the average price per metric ton sold and $119.0 million was due to increased sales volume, primarily due to additional sales to new and existing customers.

Our aviation segment contributed $1.4 billion in revenue for the third quarter of 2007, an increase of $292.2 million, or 25.3%, as compared to the third quarter of 2006. Of the total increase in aviation segment revenue, $276.9 million was due to increased sales volume, and $15.3 million was due to a 1.1% increase in the average price per gallon sold.

Our land segment contributed $153.1 million in revenue for the third quarter of 2007, an increase of $31.7 million, or 26.1%, as compared to the third quarter of 2006. Of the total increase in land segment revenue, $35.2 million was due to increased sales volume to new and existing customers. Partially offsetting this increase was a decline of $3.5 million due to a 2.2% decrease in the average price per gallon sold.

Gross Profit. Our gross profit for the third quarter of 2007 was $62.3 million, an increase of $7.1 million, or 12.9%, as compared to the third quarter of 2006. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2007	2006
Marine segment	$26,879	$25,815	$1,064
Aviation segment	33,248	27,681	5,567
Land segment	2,148	1,665	483

	$62,275	$55,161	$7,114

Our marine segment gross profit for the third quarter of 2007 was $26.9 million, an increase of $1.1 million, or 4.1%, as compared to the third quarter of 2006. Contributing to the total increase in marine segment gross profit was $2.0 million in increased sales volume, partially offset by $0.9 million in lower gross profit per metric ton sold. The decrease in lower gross profit per metric ton sold was primarily due to competitive pressures in certain markets.

Our aviation segment gross profit for the third quarter of 2007 was $33.2 million, an increase of $5.6 million, or 20.1%, as compared to the third quarter of 2006. Of the increase in aviation segment gross profit, $6.6 million was due to increased sales volume, partially offset by a decline of approximately $1.0 million in gross profit per gallon sold.

Our land segment gross profit for the third quarter of 2007 was approximately $2.1 million, an increase of approximately $0.5 million, or 29.0%, as compared to the third quarter of 2006. The increase in land segment gross profit resulted from primarily from a 29.0% increase in sales volume.

Operating Expenses. Total operating expenses for the third quarter of 2007 were $40.0 million, an increase of $5.6 million, or 16.4%, as compared to the third quarter of 2006. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,
	2007	2006	$ Change
Compensation and employee benefits	$23,743	$21,939	$1,804
Provision for bad debts	1,294	429	865
General and administrative	14,921	11,973	2,948

	$39,958	$34,341	$5,617

Of the total increase in operating expenses, $1.8 million was related to compensation and employee benefits, $0.9 million was related to provision for bad debts and $2.9 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to new hires to support our growing global business, partially offset by a decrease in incentive compensation. The increase in provision for bad debts was primarily due to a change in the overall composition of our receivable portfolio during the third quarter of 2007 as compared to the third quarter of 2006. The increase in general and administrative expenses was primarily attributable to the following expenses: professional and consulting fees, systems development, rent and telecommunication.

Income from Operations. Our income from operations for the third quarter of 2007 was $22.3 million, an increase of $1.5 million, or 7.2%, as compared to the third quarter of 2006. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2007	2006	$ Change
Marine segment	$10,156	$11,392	$(1,236)
Aviation segment	18,244	16,108	2,136
Land segment	419	782	(363)

	28,819	28,282	537
Corporate overhead	(6,502)	(7,462)	960

	$22,317	$20,820	$1,497

Our marine segment earned $10.2 million in income from operations for the third quarter of 2007, a decrease of $1.2 million, or 10.8%, as compared to the third quarter of 2006. This decrease resulted from increased operating expenses of $2.3 million, partially offset by $1.1 million in higher gross profit. The increase in marine segment operating expenses was attributable to increases in compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our aviation segment income from operations was $18.2 million for the third quarter of 2007, an increase of $2.1 million, or 13.3%, as compared to the third quarter of 2006. This increase was primarily due to $5.6 million in higher gross profit, partially offset by increased operating expenses of approximately $3.5 million. The increase in aviation segment operating expenses was attributable to increases in compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our land segment income from operations was $0.4 million for the third quarter of 2007, a decrease of $0.4 million, or 46.4%, as compared to the third quarter of 2006. This decrease resulted from increased operating expenses of approximately $0.9 million, partially offset by $0.5 million in higher gross profit. The increase in land segment operating expenses was principally attributable to increases in compensation and employee benefits and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $6.5 million for the third quarter of 2007, a decrease of $1.0 million, or 12.9%, as compared to the third quarter of 2006. The decrease in corporate overhead costs was primarily attributable to a decrease in incentive compensation.

Other Income and Expense, net. For the third quarter of 2007, we had other expense, net of $2.2 million compared to other income, net of $1.7 million for the third quarter of 2006. This $3.9 million change was primarily due to a decrease in interest income during the third quarter of 2007, a $1.9 million investment impairment charge in the third quarter of 2007 and foreign currency losses reported for the third quarter of 2007 as compared to foreign currency income reported for the third quarter of 2006.

Taxes. For the third quarter of 2007, our effective tax rate was 24.9% and our income tax provision was $5.0 million, as compared to an effective tax rate 23.4% and an income tax provision of $5.3 million for the third quarter of 2006. The higher effective tax rate for the third quarter of 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007 and fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the third quarter of 2007 was $14.8 million, a decrease of $2.4 million, or 13.8%, as compared to the third quarter of 2006. Diluted earnings per share for the third quarter of 2007 was $0.51 per share, a decrease of $0.08 per share, or 13.6%, as compared to the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Our revenue for the first nine months of 2007 was $9.6 billion, an increase of $1.4 billion, or 17.4%, as compared to the first nine months of 2006. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2007	2006	$ Change
Marine segment	$5,321,463	$4,348,528	$972,935
Aviation segment	3,840,244	3,510,207	330,037
Land segment	422,326	307,668	114,658

	$9,584,033	$8,166,403	$1,417,630

Our marine segment contributed $5.3 billion in revenue for the first nine months of 2007, an increase of $972.9 million, or 22.4%, as compared to the first nine months of 2006. Of the total increase in marine segment revenue, $731.7 million was due to increased sales volume, primarily due to additional sales to new and existing customers, and $241.2 million due to a 4.7% increase in the average price per metric ton sold.

Our aviation segment contributed $3.8 billion in revenue for the first nine months of 2007, an increase of $330.0 million, or 9.4%, as compared to the first nine months of 2006. Of the total increase in aviation segment revenue, $313.4 million was due to increased sales volume, primarily due to additional sales to new and existing customers, and approximately $16.6 million due to a 0.4% increase in the average price per gallon sold.

Our land segment contributed $422.3 million in revenue for the first nine months of 2007, an increase of $114.7 million, or 37.3%, as compared to the first nine months of 2006. Of the total increase in land segment revenue, $113.6 million was due to increased sales volume to new and existing customers and $1.1 million was due to a 0.3% increase in the average price per gallon sold.

Gross Profit. Our gross profit for the first nine months of 2007 was $171.4 million, an increase of $15.1 million, or 9.6%, as compared to the first nine months of 2006. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2007	2006	$ Change
Marine segment	$81,739	$73,817	$7,922
Aviation segment	83,707	78,313	5,394
Land segment	5,985	4,218	1,767

	$171,431	$156,348	$15,083

Our marine segment gross profit for the first nine months of 2007 was $81.7 million, an increase of $7.9 million, or 10.7%, as compared to the first nine months of 2006. Contributing to the total increase in marine segment gross profit was $11.3 million in increased sales volume, partially offset by a decline of $3.4 million in gross profit per metric ton sold.

Our aviation segment gross profit for the first nine months of 2007 was $83.7 million, an increase of $5.4 million, or 6.9%, as compared to the first nine months of 2006. Of the increase in aviation segment gross profit, $7.0 million was due to increased sales volume, partially offset by a decline of approximately $1.6 million in gross profit per gallon sold.

Our land segment gross profit for the first nine months of 2007 was $6.0 million, an increase of approximately $1.8 million, or 41.9%, as compared to the first nine months of 2006. The increase in land segment gross profit resulted from $1.6 million in increased sales volume and $0.2 million in higher gross profit per gallon sold.

Operating Expenses. Total operating expenses for the first nine months of 2007 were $110.1 million, an increase of $11.6 million, or 11.7%, as compared to the first nine months of 2006. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,
	2007	2006	$ Change
Compensation and employee benefits	$68,705	$61,159	$7,546
Executive severance costs	—	1,545	(1,545)
Provision for bad debts	594	1,577	(983)
General and administrative	40,798	34,258	6,540

	$110,097	$98,539	$11,558

Of the total increase in operating expenses, $7.5 million was related to compensation and employee benefits and approximately $6.5 million was related to general and administrative expenses. Partially offsetting these increases was a positive change of approximately $1.0 million in provision for bad debts and $1.5 million in executive severance costs during the first nine months of 2006. The increase in compensation and employee benefits was primarily due to new hires to support our growing global business, partially offset by a decrease in incentive compensation. The increase in general and administrative expenses was primarily attributable to the following expenses: professional and consulting fees, systems development, depreciation and amortization, rent and telecommunication. The decrease in provision for bad debts was primarily due to an overall improved quality of our receivable portfolio during the first nine months of 2007 as compared to 2006, primarily in the aviation segment, resulting in a reduction of our allowance for bad debts from December 31, 2006.

Income from Operations. Our income from operations for the first nine months of 2007 was $61.3 million, an increase of $3.5 million, or 6.1%, as compared to the first nine months of 2006. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2007	2006	$ Change
Marine segment	$36,262	$32,450	$3,812
Aviation segment	42,690	42,007	683
Land segment	1,314	1,250	64

	80,266	75,707	4,559
Corporate overhead	(18,932)	(17,898)	(1,034)

	$61,334	$57,809	$3,525

The marine segment earned $36.3 million in income from operations for the first nine months of 2007, an increase of $3.8 million, or 11.7%, as compared to the first nine months of 2006. This increase resulted from $7.9 million in higher gross profit, partially offset by increased operating expenses of $4.1 million. The increase in marine segment operating expenses was attributable to increases in compensation and employee benefits, provision for bad debts and general and administrative expenses.

The aviation segment income from operations was $42.7 million for the first nine months of 2007, an increase of $0.7 million, or 1.6%, as compared to the first nine months of 2006. This increase resulted from $5.4 million in higher gross profit, partially offset by increased operating expenses of $4.7 million. The increase in aviation segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a net positive impact from the change in provision for bad debts.

The land segment income from operations was $1.3 million for the first nine months of 2007, an increase of approximately $0.1 million, or 5.1%, as compared to the first nine months of 2006. This increase resulted from approximately $1.8 million in higher gross profit, partially offset by increased operating expenses of approximately $1.7 million. The increase in land segment operating expenses was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a decrease in the provision for bad debts.

Corporate overhead costs not charged to the business segments was $18.9 million for the first nine months of 2007, an increase of $1.0 million, or 5.8%, as compared to the first nine months of 2006. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the first nine months of 2007, we had other income, net of $0.1 million, a decrease of $2.4 million, as compared to other income, net of $2.5 million for the first nine months of 2006. The decrease in other income, net was primarily due to a $1.9 million investment impairment charge in the third quarter of 2007, foreign currency losses reported for the first nine months of 2007, as compared to foreign currency income reported for the first nine months of 2006, partially offset by additional interest income as a result of higher interest rates and higher average daily cash balance during the first nine months of 2007.

Taxes. For the first nine months of 2007, our effective tax rate was 23.4% and our income tax provision was $14.4 million, as compared to an effective tax rate of 22.7% and an income tax provision of $13.7 million for the first nine months of 2006. The higher effective tax rate for the first nine months of 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007, partially offset by fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first nine months of 2007 was $46.6 million, a decrease of approximately $0.1 million, or 0.1%, as compared to the first nine months of 2006. Diluted earnings per share for the first nine months of 2007 was $1.60 per share, a decrease of $0.02 per share, or 1.2%, as compared to the first nine months of 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of $134.5 million as of September 30, 2007 as compared to $176.5 million as of December 31, 2006. Additionally, at September 30, 2007, our short-term investments consisted of commercial paper with a par value of $10.0 million, which was investment grade when purchased. At the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the market value of the commercial paper to be $8.1 million as of September 30, 2007. This estimate is based on the most current information available to us. This information is subject to change and additional impairment charges may be required in the future. At December 31, 2006, our short-term investments consisted of auction rate securities with a par value of $12.5 million, which approximates the market value.

Our primary use of cash, cash equivalents and short term investments is to fund the purchase of inventories and receivables. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we have undertaken the implementation of an enterprise integration project, which consists of a company-wide financial and commercial information system upgrade. With respect to the implementation of the project, we currently believe we will incur $24.3 million in capitalized expenditures and $11.8 million in costs which are expensed as incurred for a total project expenditure of $36.1 million. As of September 30, 2007, we have capitalized $21.7 million of project expenditures, of which $7.6 million was incurred during the first nine months of 2007. Also, as of September 30, 2007, we have expensed $8.9 million in project expenses, of which approximately $4.9 million was incurred during the first nine months of 2007. The balance of these expenditures is expected to be incurred through the first quarter of 2008.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $220.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $30.0 million, subject only to the approval of the administrative agent. Our available borrowings under the Credit Facility are reduced by the amount of outstanding letters of credit. As of September 30, 2007, outstanding borrowings under our Credit Facility totaled $20.0 million and our issued letters of credit totaled $45.6 million.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our business, financial condition and results of operations. As September 30, 2007, we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of September 30, 2007, we had outstanding letters of credit and bank guarantees aggregating to $9.0 million under this credit line.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. To mitigate this risk, in part, we entered into two interest rate swaps in March 2005 in the amount of $20.0 million, which reduces our exposure to increases in interest rates. As of September 30, 2007, our weighted average interest rate on borrowings under the Credit Facility, adjusted for the interest rate swaps, was 5.2% per annum.

Net cash used in operating activities totaled $26.8 million for the first nine months of 2007 as compared to net cash provided by operating activities of $14.7 million for the first nine months of 2006. This $41.5 million change in cash flows from operating activities was primarily due to a net increase in operating assets of $165.3 million, partially offset by a net increase in operating liabilities of $125.0 million.

During the first nine months of 2007, net cash used in investing activities was approximately $10.2 million compared to $18.0 million for the first nine months of 2006. This $7.8 million change in cash flows from investing activities was due to a $2.7 million decrease in capital expenditures, $1.5 million increase in the proceeds from the sale of short-term investments, $1.0 million decrease in the purchases of short-term investments as well as a cash usage in 2006 of $2.6 million related to the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada.

Net cash used in financing activities was $5.0 million for the first nine months of 2007 as compared to net cash provided by financing activities of $0.2 million for the first nine months of 2006. This $5.2 million change was primarily due to decreased proceeds from the exercise of stock options and increased purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards for the first nine months of 2007.

Working capital at September 30, 2007 was $416.1 million, representing an increase of $46.8 million from working capital at December 31, 2006. Our accounts receivable, net amounted to $1.1 billion at September 30, 2007 as compared to $860.1 million at December 31, 2006. This increase in net accounts receivable of $278.3 million was primarily attributable to increased business activities and fuel prices. At September 30, 2007, the allowance for bad debts was $12.4 million, a decrease of $1.9 million as compared to December 31, 2006.

Inventories of $113.9 million, at September 30, 2007, increased $39.4 million from December 31, 2006, primarily due to higher fuel prices. The increase in receivables related to derivative contracts of $3.2 million was primarily due to increased derivative activities and related prices. The increase in prepaid expenses and other current assets of $11.6 million from December 31, 2006 was primarily due to an increase in receivables related to transaction taxes.

Our current liabilities increased $239.3 million from December 31, 2006, primarily due to increases in accounts payable, payables related to derivative contracts and customer deposits. Partially offsetting these increases were decreases in accrued compensation, income tax payable and payables related to transaction taxes. Our long-term liabilities increased $23.3 million from December 31, 2006 primarily due to liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) recorded in accordance with our adoption of FIN 48 effective January 1, 2007.

Shareholders’ equity was $461.3 million at September 30, 2007, as compared to $426.0 million at December 31, 2006. The increase in shareholders’ equity of $35.3 million was mainly due to $46.6 million in earnings, $0.7 million from the exercise of stock options and $5.4 million in the recognition of compensation expenses related to share-based payments. Partially offsetting these increases was the cumulative effect adjustment of $12.0 million to retained earnings related to applying the new accounting guidance of FIN 48, the declaration of $3.2 million in dividends and $2.6 million for the purchase of stock from employees to satisfy the required withholding taxes related to share-based awards.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, FIN 48 liabilities, letters of credit and bank guarantees and operating lease obligations, as described below, our contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2006 to September 30, 2007. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2006 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk,” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of September 30, 2007, our FIN 48 liabilities were $23.6 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

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

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. Substantially all of these letters of credit and bank guarantees were provided to certain suppliers in the normal course of business, and expire within one year from their issuance. Expiring letters of credit and bank guarantees are renewed as needed. We had outstanding letters of credit and bank guarantees of approximately $54.6 million at September 30, 2007 as compared to $66.8 million at December 31, 2006. For additional information on our Credit Facility and letters of credit, see further discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for the Company beginning in fiscal year 2008. We do expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations or cash flows.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but, rather, eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods for that fiscal year. We do not expect the adoption of the SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows. However, we expect to forgo future revenue and gross profit associated with certain of our derivative transactions as a result of a cumulative adjustment to retained earnings in connection with the adoption of SFAS No. 157. In addition, we expect the implementation of SFAS No. 157 to accelerate the recognition of revenue and gross profit associated with certain of our derivative transactions.

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

As of September 30, 2007, we had the following commodity related derivative instruments (in thousands, except average fair value):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Fair Value	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2007	Fair Value	Hedged Item	42		16.78	712
		Swaps	39		11.16	(436)
		Exchange Futures	3		39.68	(132)
	Non-Designated	Purchase Commitments	216		45.58	9,832
		Sales Commitments	105		17.38	(1,828)
		Swaps (Purchases)	309		47.78	14,762
		Swaps (Sales)	479		47.48	(22,752)
		Exchange Futures	2		39.68	(98)
2008	Non-Designated	Purchase Commitments	156		26.20	4,088
		Sales Commitments	156		12.90	2,013
		Swaps (Purchases)	745		14.54	10,829
		Swaps (Sales)	901		18.80	(16,929)
2009	Non-Designated	Purchase Commitments	60		11.07	664
		Swaps (Purchases)	11		40.15	434
		Swaps (Sales)	71		15.50	(1,098)
2007	Fair Value	Futures		22,890	0.00	101
		Hedged Item		22,890	0.02	446
	Non-Designated	Collars (Purchases)		14,105	0.12	1,658
		Collars (Sales)		14,105	0.12	(1,658)
		Sales Commitments		51,566	0.38	(19,717)
		Swaps (Purchases)		59,689	0.34	20,050
		Swaps (Sales)		2,199	0.15	(333)
2008	Non-Designated	Collars (Purchases)		18,669	0.02	455
		Collars (Sales)		18,669	0.02	(455)
		Sales Commitments		41,047	0.10	(4,110)
		Swaps (Purchases)		41,423	0.10	4,282
		Swaps (Sales)		376	0.46	(172)

						608

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2007.

Part II – Other Information

Item 1.	Legal Proceedings

As described in “Item 3 – Legal Proceedings” of our 2006 10-K Report and “Item 1 – Part II – Legal Proceedings” of our 10Q Reports for the quarterly periods ended March 31, 2007 and June 30, 2007, we are involved in certain legal proceedings, some of which may be material. Except as set forth below, there were no material developments in those proceedings during the three months ended September 30, 2007.

Brendan Airways Litigation

World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. Brendan is seeking an unspecified amount of damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend the counterclaim.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2006 10-K Report. There were no material changes to such risk factors during the first nine months of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2007 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
7/1/07-7/31/07	39	$42.28	—	$—	$6,013
8/1/07-8/31/07	—	—	—	—	6,013
9/1/07-9/30/07	—	—	—	—	6,013

Total	39	$42.28	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 8, 2007, we signed a definitive agreement to acquire all of the outstanding capital stock of Kropp Holdings, Inc., which operates under the AVCARD brand name for a purchase price of approximately $55.0 million. AVCARD is a leading global provider of charge card services and contract fuel sales to the aviation industry. The transaction is subject to customary closing conditions and is expected to be completed within the next sixty days.

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

Date: November 8, 2007	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)