Form 10-K
period 2007-12-31
WORLD FUEL SERVICES CORP
filed 2008-02-28
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was approximately $1,136,851,000.

The registrant had approximately 28,584,000 shares of common stock, par value $0.01 per share, outstanding as of February 26, 2008.

Documents incorporated by reference:

Part III—Specified Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“Form 10-K”) as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of fuel. We have since ceased the activities of a recycler. In 1986, we diversified our operations by entering the aviation fuel services business. In 1995, we entered the marine fuel services business by acquiring the Trans-Tec group of companies. In 2003, we entered the land fuel services business.

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In December 2007, we acquired Kropp Holdings, Inc., which we refer to as AVCARD, the brand name under which it does business. AVCARD offers a private label charge card and sells aviation fuel and related services to the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

We have offices located in the United States, United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Canada and South Africa. See “Item 2—Properties” for a list of principal offices by business segment and “Exhibit 21.1—Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

Financial information with respect to our business segments (marine, aviation and land) and the geographic areas of our business is provided in Note 10 to the accompanying consolidated financial statements included in this Form 10-K.

Our principal executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our internet address is www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics, Board of Directors’ committee charters, and Corporate Governance Principles. If we make any substantive amendments to our Code of Corporate Conduct and Ethics (the “Code”) or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the date and nature of such amendment or waiver on our internet website, in a periodic filing under the Exchange Act or in a report on Form 8-K. Our internet website and information contained on our internet website are not part of this Form 10-K and are not incorporated by reference in this Form 10-K.

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

Through our extensive network of offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24 hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers need cost effective and professional fuel services, since the cost of fuel is a major component of a vessel’s operating overhead.

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

In our marine segment, we primarily act as a reseller. When acting as a reseller, we contemporaneously purchase fuel from a supplier, mark it up, and resell the fuel to a customer, normally taking delivery for purchased fuel at the same place and time as we make delivery for fuel sold. We extend unsecured credit to most of our customers. We also act as a broker. When acting as a broker, we negotiate the transaction by arranging the fuel purchase contract between the supplier and the end user, and expedite the arrangements for the delivery of fuel. When acting as a broker, we are paid a commission by the supplier.

We purchase our marine fuel from suppliers worldwide. We enter into derivative contracts in order to mitigate the risk of market price fluctuations, and to offer our customers fuel pricing alternatives to meet their needs. Our cost of fuel is generally tied to spot pricing, market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts when limited by the amount of credit extended to us by suppliers, or as required to transact business in certain countries.

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

Aviation Segment

We market fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. Our aviation related services include fuel management, price risk management, arranging ground handling and arranging and providing international trip planning, including flights plans, weather reports and overflight permits. With the acquisition of AVCARD in December 2007, we also offer a private label charge card to customers in the general aviation industry. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, PetroServicios de Mexico, Tramp Oil, PetroServicios de Costa Rica, Baseops, Airdata and AVCARD.

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

We purchase our aviation fuel from suppliers worldwide. Our cost of fuel is generally tied to market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts when limited by the amount of credit extended to us by suppliers, or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations and to offer our customers fuel pricing alternatives to meet their needs.

Fuel is typically delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple locations for competitive reasons, but we try to keep inventory levels at an operating minimum. Inventory is purchased at airport locations or shipped via pipelines. Inventory in pipelines is hedged in an effort to protect us against price risk. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel. We engage in spot sales and contract sales. Spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us, whereas contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specific volumes of fuel from us during the contract term.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports and transportation and storage of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Land Segment

We market fuel and related services to petroleum distributors operating in the land transportation market. Our land related services include management services for the procurement of fuel, price risk management and financing. Most of our business is generated from our offices in California, Texas and Florida, which provide the appropriate network to enable us to provide land fuel and related services throughout most of the United States. We also have operations in Brazil and the United Kingdom.

In our land segment, we act as a reseller. When acting as a reseller, we contemporaneously purchase fuel from a supplier, mark it up and resell it to our customers through rack spot sales and contract sales. We primarily purchase our land fuel from suppliers throughout the United States. Our suppliers typically extend us unsecured trade credit for our fuel purchases. Our cost of fuel is generally tied to market-based formulas. We extend unsecured credit to most of our customers and offer them fuel-pricing alternatives through our price risk management services.

Fuel is typically delivered to our customers directly at designated tanker truck loading terminals commonly referred to as “racks.” These racks are owned and operated by our suppliers or third-party consortiums. We do not hold any inventory. We engage in rack spot sales and contract sales and supply derivative contracts. Rack spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from

us. Contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specific volumes of fuel from us during the contract term. We also enter into derivative contracts to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income, none of our land customers accounted for more than 10% of total consolidated revenue.

Competitors

Our competitors within the highly fragmented world-wide downstream market of marine, aviation and land fuel are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market. We believe that our extensive market knowledge, world-wide presence, extension of credit and use of derivatives to provide fuel pricing alternatives give us the ability to compete in the market place.

Employees

As of February 20, 2008, we employed 916 people worldwide.

Regulation

The principal laws and regulations affecting our businesses are as follows:

Environmental Regulations. Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. Federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Item 1A—Risk Factors,” above, and “Item 3—Legal Proceedings.”

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	our ability to collect accounts receivable;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations; failure of the fuel we sell to meet specifications;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third party service providers;

•	non-performance by counterparties or customers to derivatives contracts;

•	material disruptions in the availability or supply of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	decline in value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	changes in credit terms extended to us from our suppliers;

•	our ability to successfully integrate/implement our enterprise integration project;

•	the outcome of litigation;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Item 1A—Risk Factors” and those described from time to time in our filings with the SEC.

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

We extend unsecured credit to most of our customers. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. While no single customer represents more than 10% of total consolidated revenue, diversification of credit risk is limited because we sell primarily within the marine, aviation and land transportation industries.

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

Because we resell fuel worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import or export licensing requirements, which could increase our costs of doing business internationally;

•	the costs of hiring and retaining senior management for overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;

•	political risks specific to foreign jurisdictions; and

•	terrorism, war, civil unrest and natural disasters.

Fluctuations in foreign exchange rates could materially affect our reported results.

The majority of our business transactions are denominated in U.S. dollars. However, in certain markets, primarily in Mexico, Colombia, Brazil and the United Kingdom, payments to some of our fuel suppliers and from some of our customers are denominated in local currency. We also have certain liabilities primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

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

We purchase the fuel we resell from various suppliers. If the fuel fails to meet the specifications we have agreed to supply to our customers, our relationship with our customers could be adversely affected and we could be subject to claims and other liabilities which could have a material adverse effect on our business, financial condition and results of operations. Although in most cases we have recourse against our suppliers for fuel which fails to meet agreed specifications, such recourse cannot be assured.

We are exposed to various risks in connection with our use of derivatives.

As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivative products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. We also use derivatives to hedge our fuel inventories and certain purchase and sale commitments. In connection with these activities, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into commodity based derivative instruments with a counterparty. Should we fail to adequately hedge the risks associated with these activities, the hedge proves ineffective because of basis risk, or should a customer or counterparty to a derivative instrument fail to honor its obligations under our agreements with them, we could sustain significant losses which could have a material adverse effect on our business, financial condition and results of operations. Also, the failure of our employees to comply with our policies and procedures concerning the administration of these activities, for example by failing to hedge a specific financial risk, could subject us to significant financial losses which could have a material adverse effect on our business, financial condition and results of operations.

Non-performance of suppliers on their sale commitments and customers on their purchase commitments.

We enter into sale and purchase agreements with customers and suppliers for fuel at fixed prices. To the extent either a customer or supplier fails to perform on their commitment, we may be required to sell or purchase the fuel at prevailing market rates which could be significantly different than the fixed price within the sale and purchase agreements and therefore could have a material adverse effect on our business, financial condition and results of operations.

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

We do not maintain insurance coverage for various risks, including environmental claims. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine business does not have liability insurance to cover the acts or omissions of our subcontractors. In addition, our liability insurance does not cover acts of war and terrorism. A significant uninsured claim ruled against us could have a material adverse effect on our financial position and results of operations.

Our failure to comply with the restrictions of our Credit Facility could adversely affect our operating flexibility.

We borrow money pursuant to a Credit Facility that imposes certain operating and financial covenants on us. Our failure to comply with obligations under the Credit Facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, could trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations.

Our cash equivalents and investments are subject to risks which may cause illiquidity and losses from declines in value.

Our cash equivalents, principally consisting of overnight investment, bank money market accounts, bank time deposits and investment grade commercial paper, and investments are subject to credit, liquidity, market and interest rate risk. Adverse changes to these risks would result in the decline of the fair value in our cash equivalents and investments, and could materially affect our financial condition, results of operations, and cash flows.

Increases in interest rates, the failure of our interest rate protection arrangements to reduce our interest rate volatility or both may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

Borrowings under our Credit Facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2007, we had two interest rate protection arrangements in the form of interest rate swaps in the amount of $10.0 million each to reduce our exposure to increases in interest rates. These interest rate protection arrangements expire in March and April 2008. As of December 31, 2007, our total borrowing under our Credit Facility was $40.0 million and our weighted average interest rate on borrowings under the Credit Facility, adjusting for the interest rate swaps, was 5.6% per annum. An increase in interest rates, our failure to maintain adequate interest rate protection arrangements or both would increase our interest expense and could adversely affect our cash flow and our ability to service our indebtedness.

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

Businesses we have acquired or may acquire in the future as well as strategic investments will expose us to increased operating risks.

As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers and other related service businesses.

These investments could expose us to additional business and operating risks and uncertainties, including:

•	the ability to effectively integrate and manage acquired businesses or strategic investments;

•	the ability to realize our investment in the acquired businesses or strategic investments;

•	the diversion of management’s time and attention from other business concerns;

•	the risk of entering markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees of the acquired businesses;

•	the risk that an acquisition or strategic investment could reduce our future earnings; and

•	exposure to unknown liabilities.

We cannot assure you that we will properly ascertain all the risks inherent in any particular transaction. In addition, prior acquisitions have resulted, and future acquisitions could result, in the incurrence of substantial additional indebtedness and other expenses. Future acquisitions may also result in potentially dilutive issuances of equity securities and may affect the market price of our common stock. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign tax laws could adversely affect our business and future operating results.

We are affected by various U.S. and foreign taxes imposed on the purchase and sale of marine, aviation and land fuel products. These taxes include sales, excise, GST, VAT, and other taxes. Changes in U.S. and foreign tax laws or our failure to comply with those tax laws could adversely affect our business and operating results.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market. Our business could be adversely affected because of increased competition from the larger oil companies, who may choose to directly market to smaller airlines, shipping companies and petroleum distributors operating in the land transportation market, or to provide less advantageous price and credit terms to us than to our fuel reseller competitors.

If we fail to successfully integrate, or should we experience material issues related to the implementation of our enterprise integration project, our business could be harmed.

We are currently in the post implementation phase of an enterprise integration project, which consists of a company-wide financial and commercial information system implementation. The total expenditures required for this project through the stabilization period are currently estimated to be $37.7 million, of which $36.3 million had been incurred through December 31, 2007. If we fail to successfully integrate this project, or should we experience material issues related to the implementation, our ability to grow our business would be adversely affected. In addition, should the actual costs of the project exceed our estimates, our liquidity and capital position could be adversely affected.

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

We have exited several businesses that handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities in the United States. We have been sued in the past and may be sued in the future as a potentially responsible party for the clean up of such disposal facilities and may be held liable for these and other clean up costs pursuant to United States federal and state laws and regulations. In addition, under these laws and regulations, we may be required to clean up facilities previously operated by us.

We are exposed to risks from legislation requiring companies to have adequate internal controls over financial reporting and to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2007, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. We expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following pages set forth our principal leased properties by segment as of February 20, 2008. We consider our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those that expire.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
Corporate
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Three leases: May 2011, March 2013, and January 2014

Marine Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Three leases: May 2011, March 2013, and January 2014

Raritan Plaza III, 101 101 Fieldcrest Avenue, Suite 2B Edison, NJ 08837, USA	Administrative, operations and sales office	January 2010

2 Greenwich Office Park Greenwich, CT 06830, USA	Administrative, operations and sales office	December 2011

1101 Fifth Avenue, Suite 280 San Rafael, CA 94901, USA	Administrative, operations and sales office	July 2008

238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office	December 2009

9 F/L., Dongwon-Bldg., 128-27 Dangju—Dong, Chongno—Ku Seoul, 110-759, South Korea	Marketing office	September 2008

4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Marketing office	June 2010

No. 93 Jafee Road, Nos 21-25, Luard Road Wanchai, Hong Kong	Marketing office	February 2010

Poseidonos 60 Av., Third Floor Glyfada 166-75 Athens, Greece	Marketing office	February 2008

Room 4, 6th Floor, No. 172 Changchun Road Taipei 104, Taiwan	Marketing office	July 2008

Yener Sok, Ayaz Apr No. 123, D-3 Erenkoy, Istanbul Turkey	Marketing office	Month-to-month

The Fairmont Dubai Hotel Building Office 1701, Sheikh Zayed Road Dubai, United Arab Emirates	Marketing office	February 2008

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES – (Continued)

Location	Principal Use	Lease Expiration
Marine Segment, Continued
The Foundry, 4th Floor, Unit 1, Cardiff Road Green Point, South Africa 8001	Marketing office	August 2011

7 Priory Tech Park, Saxon Park, Saxon Way, Hessle, Hull East Yorkshire HU13 9PB, United Kingdom	Sales office	July 2015

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Portland House 13th Floor Bressenden Place London SW1E6BH, United Kingdom	Administrative, operations and sales office	March 2015

Gammelbyved 2 Karise, Denmark 4553	Marketing office	Month-to-month

Vasteland 6 3011 BK Rotterdam, Netherlands	Marketing office	March 2012

Niels Juels gate 11 B 0272 Oslo, Norway	Marketing office	Month-to-month

Bremer, 2, D-28816 Stuhr Bremen, Germany	Marketing office	May 2008

Oficentro Ejecutivo La Sabana Sur, Edificio #7, Piso 2, San Jose, Costa Rica	Administrative, operations and sales office	May 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Avenida Libertad 798, Suite 301 Vina del Mar, Chile	Sales office	February 2010

Tucuman 373 Pis 3, 1049 CF Buenos Aires, Argentina	Marketing office	September 2009

Aviation Segment
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations, and sales office	Three leases: May 2011, March 2013, and January 2014

4 North Park Drive, Suite 412 Hunt Valley, Maryland 21030, USA	Administrative, operations and sales office	May 2010

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	February 2014

111 Charles Lindbergh Drive, Suite 3 Teterboro, NJ 07609, USA	Sales office	May 2008

1740 Liberty Street South East Salem, Oregon 97302, USA	Sales office	June 2010

1935 32ND ave. N.E Suite 211 Calgary Alberta T2E7C8, Canada	Sales office	August 2010

238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office	December 2009

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES – (Continued)

Location	Principal Use	Lease Expiration
Aviation Segment, Continued
Kingfisher House North Park, Gatwick Road Crawley West Sussex, RH102XN, United Kingdom	Administrative, operations and sales office	December 2008

The Regal House, 70 London Road Twickenham Middlesex, TW7 3QS, United Kingdom	Administrative, operations and sales office	January 2015

Oficentro Ejecutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office	May 2009

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office	September 2011

Calle 93B No. 11A-33, Oficina 303 Bogota, Colombia	Administrative, operations and sales office	Month-to-month

Slavjanskaya Business Center, 8th Floor Europe Square 2, Moscow 121059 Russian Federation	Administrative, operations and sales office	Month-to-month

Land Segment

9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive and administrative office	Three leases: May 2011, March 2013, and January 2014

333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office	February 2014

1101 Fifth Avenue, Suite 280 San Rafael, CA 94901, USA	Administrative, operations and sales office	July 2008

15-17 Elmfield Road Bromley, Kent BR1 1LT, United Kingdom	Administrative, operations and sales office	March 2011

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office	Month-to-month

Item 3.	Legal Proceedings

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50% by us and 50% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit were settled and released, at no cost to us.

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

Should we be added to the County Suit, we would vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. We believe Isthmian’s suit against TOM is without merit and we intend to vigorously defend the action.

Southeast Airlines Litigation

In November 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover amounts owed for jet fuel sold by WFSI to Southeast. In connection with the Southeast litigation, WFSI sued additional parties claiming an interest in Southeast’s assets. One of these parties, Joda LLC, filed a counterclaim against WFSI for damages and for replevin of certain aircraft and engines. In February 2008, all pending claims among WFSI, Southeast and Joda LLC were settled and finally dismissed at no cost to us.

Brendan Airways Litigation

WFSI is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed certain of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking an unspecified amount of damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

As of December 31, 2007, we had recorded certain reserves related to the foregoing proceedings which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in the proceedings described above and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations, or cash flows.

In addition to the matters described above, we are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of February 20, 2008, there were 189 shareholders of record of our common stock and the closing price of our stock on the NYSE was $29.33. The following table sets forth, for each quarter in 2007 and 2006, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2007
First quarter	$47.84	$40.58
Second quarter	48.23	38.56
Third quarter	44.75	34.22
Fourth quarter	44.56	28.91

2006
First quarter	$41.32	$30.30
Second quarter	51.87	37.90
Third quarter	48.99	34.85
Fourth quarter	49.30	38.55

Dividends

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2007 and 2006.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2007
First quarter	$0.0375	March 9, 2007	March 23, 2007	April 11, 2007
Second quarter	0.0375	June 8, 2007	June 22, 2007	July 11, 2007
Third quarter	0.0375	September 7, 2007	September 21, 2007	October 10, 2007
Fourth quarter	0.0375	December 7, 2007	December 21, 2007	January 9, 2008

2006
First quarter	$0.0375	March 10, 2006	March 24, 2006	April 12, 2006
Second quarter	0.0375	June 9, 2006	June 23, 2006	July 12, 2006
Third quarter	0.0375	September 8, 2006	September 22, 2006	October 11, 2006
Fourth quarter	0.0375	December 8, 2006	December 22, 2006	January 10, 2007

Our Credit Facility agreement restricts the payment of cash dividends to a maximum of 50% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility agreement. For additional information regarding our Credit Facility agreement, see Note 6 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31st.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Equity Compensation Plans

The following table summarizes securities authorized for issuance under our various equity compensation plans (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding options, SSARs and RSUs	(b) Weighted average exercise or conversion price of outstanding options and SSARs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Omnibus Plan	368	$42.47	1,124
2001 Omnibus Plan	1,516	24.53	—
1996 Employee Stock Option Plan	187	7.21	—
1993 Non-Employee Directors Stock Option Plan	150	21.09	—

	2,221	$25.69	1,124

Repurchase of Common Stock

There were no repurchases of common stock made by us during the quarter ended December 31, 2007. For information on repurchases of common stock for the first three quarters of 2007, see the corresponding Form 10-Q for each such quarter.

Item 6.	Selected Financial Data

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2007 (1)	2006	2005	2004 (2)	2003
Revenue	$13,729,555	$10,785,136	$8,733,947	$5,654,373	$2,671,557
Cost of sales	13,484,283	10,571,067	8,555,283	5,524,417	2,570,434

Gross profit	245,272	214,069	178,664	129,956	101,123
Operating expenses (3)	159,384	137,423	122,044	91,984	73,491

Income from operations	85,888	76,646	56,620	37,972	27,632
Other income (expense), net (4)	698	4,753	(792)	(2,138)	490

Income from operations before income taxes	86,586	81,399	55,828	35,834	28,122
Provision for income taxes	21,235	17,353	15,475	6,969	5,809

	65,351	64,046	40,353	28,865	22,313
Minority interest in income of consolidated subsidiaries	578	98	744	306	152

Net income	$64,773	$63,948	$39,609	$28,559	$22,161

Basic earnings per share:	$2.30	$2.33	$1.67	$1.29	$1.04

Basic weighted average shares	28,102	27,467	23,700	22,104	21,234

Diluted earnings per share:	$2.23	$2.21	$1.57	$1.22	$0.99

Diluted weighted average shares	29,062	28,923	25,214	23,454	22,338

Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2007 (1)	2006	2005 (5)	2004 (2)	2003
Cash, cash equivalents and short-term investments	$44,251	$188,995	$143,284	$64,178	$76,256
Accounts and notes receivable, net	1,370,656	860,084	689,605	490,780	243,612
Total current assets	1,665,308	1,196,091	948,310	648,068	354,663
Total assets	1,798,046	1,277,400	1,014,001	712,171	400,850
Total current liabilities	1,231,111	826,761	635,556	466,985	246,595
Total long-term liabilities	83,058	24,670	25,098	56,683	4,537
Total stockholders’ equity	483,877	425,969	353,347	188,503	149,718

(1)	In December 2007, we acquired AVCARD and the financial position and results of operations of this acquisition have been included in our consolidated financial statements since December 1, 2007.

(2)	We acquired Tramp Oil in April 2004. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since April 2004.

(3)

Included in operating expenses are total compensation costs associated with share-based payments of $7.2 million, $7.0 million, $4.0 million, $1.7 million and $0.9 million for 2007, 2006, 2005, 2004 and 2003, respectively. Also included in operating expenses were executive severance costs totaling $1.5 million relating to the separation agreement between us and our former Chief Financial Officer during the year ended December 31, 2006. Included in operating expenses for the year ended December 31, 2007 was a $2.4 million write-down of internally developed computer software costs related to an aviation project.

(4)	Included in other income (expense), net, for the year ended December 31, 2007 was a $1.9 million investment impairment charge related to a decrease in the estimated market value of a short-term investment. Also, for the year ended December 31, 2007, approximately $1.0 million of interest expense was capitalized as part of our enterprise integration project. Included in other income (expense), net, for the year ended December 31, 2006 was a $1.5 million benefit related to the settlement of certain claims made against the former owners of Tramp Oil.

(5)	In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In December 2007, we acquired AVCARD and the results of operations of this acquisition have been included in the aviation segment and our consolidated financial statements since December 1, 2007. AVCARD offers a private label charge card and sells aviation fuel and related services to the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced in part by our revenue and cost of sales increases year over year while our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit which is not directly correlated to the price of fuel. However, our gross profit can be impacted by significant rapid movements in fuel prices during any given financial period due to our inventory average costing methodology. Generally a significant rapid increase in fuel prices positively impacts gross profit during any given financial period, while decrease in fuel prices negatively impacts gross profit.

In our marine segment, we primarily purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

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

Reportable Segments

We have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 10 to the accompanying consolidated financial statements included in this Form 10-K. We evaluate and manage our business segments using the performance measurement of income from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payments, derivatives, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from the supplier or a third party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we contemporaneously purchase fuel from the supplier, mark it up, and resell the fuel to the customer, generally taking delivery for purchased fuel at the same place and time as the delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Revenue from fuel related services is recognized when services are performed, the sales price is fixed or determinable and collectibility is reasonably assured. We record the gross sale of fuel related services as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Commission from fuel broker services is recognized when services are performed and collectibility is reasonably assured. When acting as a fuel broker, we are paid a commission by the supplier.

Revenue from charge card transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

Accounts Receivable and Allowance for Bad Debt

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

If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” of this Form 10-K.

Share-Based Payment

We account for share-based payment awards on a fair value basis. Under fair value accounting, the grant-date fair value of the share-based payment is amortized as compensation expense, on a straight-line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share-based payment is reduced by an expected forfeiture amount on outstanding share-based payment.

We use the Black-Scholes option pricing model to estimate the fair value of stock options and stock-settled stock appreciation rights (“SSARs”). The estimation of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The expected term of the stock options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units is based on the grant-date market value of our common stock, as defined in the respective plans under which they were issued.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates and foreign currency exchange rates. All derivatives are recognized at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sale in the statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized in the same line item as a component of either revenue or cost of sales in the statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the balance sheet, while the ineffective portion of the changes in the fair market value of the hedge is recognized as a component of interest expense in the statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or futures prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of sales in earnings. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

For additional information on derivatives, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and the joint venture interest in PAFCO. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization methodologies.

In connection with our acquisitions, we recorded identifiable intangible assets existing at the date of the acquisitions for customer, charge card holder and merchant relationships, non-compete agreements and trademark/tradename. Our identifiable intangible assets are amortized over their useful lives, which are estimated as follows: customer relationships—ranging from 2 to 7 years; charge card holder relationships—20 years; charge card merchant relationships—15 years; non-compete agreements—1 to 3 years; and trademark/tradename—indefinite. Indentifiable intangible assets are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

2007 compared to 2006

Revenue. Our revenue for 2007 was $13.7 billion, an increase of $2.9 billion, or 27.3%, as compared to 2006. Our revenue during these years was attributable to the following segments (in thousands):

	2007	2006	$ Change
Marine segment	$7,665,801	$5,785,095	$1,880,706
Aviation segment	5,460,838	4,579,337	881,501
Land segment	602,916	420,704	182,212

Total	$13,729,555	$10,785,136	$2,944,419

Our marine segment contributed $7.7 billion in revenue for 2007, an increase of $1.9 billion, or 32.5%, as compared to 2006. Of the total increase in marine segment revenue, $1.1 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2007. The remaining increase of $787.9 million was due to increased sales volume as a result of additional sales to both new and existing customers.

Our aviation segment contributed $5.5 billion in revenue for 2007, an increase of $881.5 million, or 19.2%, over 2006. Of the total increase in aviation segment revenue, $467.0 million was due to increased sales volume. The increase in aviation segment sales volume was primarily due to additional sales to both new and existing customers and, to a lesser extent, sales volume from the AVCARD acquisition in December 2007. The remaining increase of $414.5 million was primarily due to an increase in the average price per gallon sold as a result of higher world oil prices in 2007 and to, a small degree, increased revenue related to aviation services.

Our land segment contributed $602.9 million in revenue for 2007, an increase of $182.2 million, or 43.3%, as compared to 2006. Of the total increase in land segment revenue, $139.4 million was due to increased sales volume to both new and existing customers and $42.8 million due to an increase in the average price per gallon sold.

Gross Profit. Our gross profit for 2007 was $245.3 million, an increase of $31.2 million, or 14.6%, as compared to 2006. Our gross profit during these years was attributable to the following segments (in thousands):

	2007	2006	$ Change
Marine segment	$114,505	$101,177	$13,328
Aviation segment	122,797	106,867	15,930
Land segment	7,970	6,025	1,945

Total	$245,272	$214,069	$31,203

Our marine segment gross profit for 2007 was $114.5 million, an increase of $13.3 million, or 13.2%, as compared to 2006. Contributing to the total increase in marine segment gross profit was approximately $12.5 million in increased sales volume and $0.8 million in increased gross profit per metric ton sold.

Our aviation segment gross profit for 2007 was $122.8 million, an increase of $15.9 million, or 14.9%, as compared to 2006. Contributing to the total increase was $10.9 million in increased sales volume and $5.0 million in higher gross profit per gallon sold and increased gross profit related to aviation services.

Our land segment gross profit for 2007 was approximately $8.0 million, an increase of approximately $1.9 million, or 32.3%, as compared to 2006. The increase in land segment gross profit was primarily due to increased sales volume.

Operating Expenses. Total operating expenses for 2007 were $159.4 million, an increase of $22.0 million, or 16.0%, as compared to 2006. The following table sets forth our expense categories (in thousands):

	2007	2006	$ Change
Compensation and employee benefits	$94,809	$82,987	$11,822
Executive severance costs	—	1,545	(1,545)
Provision for bad debts	1,892	3,869	(1,977)
General and administrative	62,683	49,022	13,661

Total	$159,384	$137,423	$21,961

Of the total increase in operating expenses, $11.8 million was related to compensation and employee benefits and $13.7 million was related to general and administrative expenses. Partially offsetting these increases was a reduction of $2.0 million in provision for bad debt and the $1.5 million in executive severance costs incurred during 2006. The increase in compensation and employee benefits was primarily due to 2007 new hires to support our continued growing global business and the full year effect on compensation and employee benefits relating to 2006 new hires, partially offset by a decrease in incentive compensation. Included in general and administrative expenses for 2007 was an impairment charge of $2.4 million during the fourth of 2007 for internally developed computer software costs related to an aviation project. The remaining increase in general and administrative expenses of $11.3 million was primarily attributable to the following expenses: systems development, which included costs related to our enterprise integration project, professional and consulting fees, business travel, depreciation and amortization, office rent and telecommunication. The decrease in provision for bad debt was primarily due to an overall improved quality of our receivable portfolio during 2007 as compared to 2006, primarily in the aviation and land segment.

Income from Operations. Our income from operations for 2007 was $85.9 million, an increase of $9.2 million, or 12.1%, as compared to 2006. Income from operations during these years was attributable to the following segments (in thousands):

	2007	2006	$ Change
Marine segment	$50,844	$44,225	$6,619
Aviation segment	60,796	56,648	4,148
Land segment	1,237	1,138	99

	112,877	102,011	10,866
Corporate overhead—unallocated	(26,989)	(25,365)	(1,624)

Total	$85,888	$76,646	$9,242

The marine segment earned $50.8 million in income from operations for 2007, an increase of $6.6 million, or 15.0%, as compared to 2006. This increase resulted from $13.3 million in higher gross profit, offset by increased operating expenses of $6.7 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

The aviation segment income from operations was $60.8 million for 2007, an increase of $4.1 million, or 7.3%, as compared to 2006. This increase resulted from $15.9 million in higher gross profit, offset by increased operating expenses of $11.8 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a decrease in provision for bad debt.

The land segment income from operations was $1.2 million for 2007, an increase of $0.1 million, or 8.7%, as compared to 2006. This increase resulted from $1.9 million in higher gross profit, offset by increased operating expenses of $1.8 million. The increase in land segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits and general and administrative expenses, partially offset by a decrease in provision for bad debt.

Corporate overhead costs not charged to the business segments was $27.0 million for 2007, an increase of $1.6 million, or 6.4% as compared to 2006. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits and general and administrative expenses.

Other Expense and Income, net. In 2007, we had other income, net, of $0.7 million, a decrease of approximately $4.1 million, as compared to other income, net, of $4.8 million for 2006. The decrease in other income, net, was primarily due to a $1.9 million investment impairment charge resulting from the write-down of our commercial paper investment, foreign currency exchange losses reported for 2007 as compared to foreign currency exchange gains reported for 2006 and a decrease in interest income due to lower interest rates and lower average invested balances. Partially offsetting these decreases was lower interest expense as a result of the capitalization of interest expenses of approximately $1.0 million related to our enterprise integration project.

Taxes. For 2007, our effective tax rate was 24.5% and our income tax provision was $21.2 million, as compared to an effective tax rate of 21.3% and an income tax provision of $17.4 million for 2006. The higher effective tax rate for 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007 as well as fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for 2007 was $64.8 million, an increase of $0.8 million, or 1.3%, as compared to 2006. Diluted earnings per share for 2007 was $2.23 per share, an increase of $0.02 per share, or 0.9%, as compared to 2006.

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

Of the total increase in operating expenses, $9.0 million was related to compensation and employee benefits, $9.7 million to general and administrative expenses and $1.5 million was due to executive severance costs related to the departure of our former Chief Financial Officer. Partially offsetting these increases was a $4.8 million decrease in provision for bad debt. The increase in compensation and employee benefits was primarily due to higher performance based incentive compensation, which includes non-cash share-based payment awards, and new hires to support our global business. The increase in general and administrative expenses was mainly due to infrastructure spending initiatives to support our global business primarily relating to the following expenses: professional and consulting fees, recruiting fees, systems development, travel and related expenses, depreciation and amortization, telecommunication costs and other general administrative expenses. The decrease in the provision for bad debt was mainly attributable to specific bad debt provisions recorded for two marine segment customers in 2005, certain land customers located in areas affected by Hurricane Katrina in 2005 as well as the overall improved quality of our receivables portfolio in 2006.

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

Our marine segment earned $44.2 million in income from operations for 2006, an increase of $8.9 million, or 25.1%, as compared 2005. This increase resulted from an $11.1 million higher gross profit, offset by increased operating expenses of approximately $2.3 million. The increase in marine segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debt.

Our aviation segment earned $56.6 million in income from operations for 2006, an increase of $16.8 million, or 42.0%, as compared to 2005. This improvement was due to a $23.2 million increase in gross profit, offset by increased operating expenses of approximately $6.5 million. The increase in aviation segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debt.

Our land segment earned $1.1 million in income from operations for 2006, an increase of approximately $0.2 million, or 20.8%, as compared to 2005. This was a result of a $1.0 million increase in gross profit, offset by increased operating expenses of $0.8 million. The increase in land segment operating expenses was attributable to increased compensation and employee benefits and general and administrative expenses, partially offset by lower provision for bad debt.

Our corporate overhead costs not charged to the business segments totaled $25.4 million for 2006, an increase of $5.8 million, or 29.7% as compared to 2005. The increase in corporate overhead costs was attributable to the $1.5 million executive severance costs and increased compensation and employee benefits, and general and administrative expenses.

Other Income and Expense, net. In 2006, we had other income, net, of $4.8 million as compared to other expense, net, of $0.8 million for 2005. This change of approximately $5.6 million was primarily due to a $2.8 million increase in interest income as a result of a larger average cash position and higher interest rates in 2006, a $1.2 million decrease in interest expense and other financing costs associated with our Credit Facility due to lower borrowings and $1.5 million income related to the settlement of retention claims against the former owners of Tramp Oil.

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

Liquidity and Capital Resources

We had $36.2 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2007, as compared to $176.5 million of cash and cash equivalents as of December 31, 2006. Additionally, at December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. At the maturity date of the investment during August 2007, the issuer of the commercial paper defaulted on its repayment obligation. The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.9 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at December 31, 2007 could change significantly based on future market conditions and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future. The commercial paper is classified as a short-term investment as of December 31, 2007 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short term to long term. At December 31, 2006, our short-term investments consisted of auction rate securities with a par value of $12.5 million, which approximated the market value. We have not invested in any form of auction rate securities since July 2007.

Our primary use of cash, cash equivalents and short term investments is to fund receivables and the purchase of inventories. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Historically, we have not required significant capital investment in fixed assets for our businesses as we subcontract fueling services and maintain inventory at third party storage facilities. However, we are currently in the post-implementation phase of an enterprise integration project, which consists of a company-wide financial and commercial information system upgrade. The total expenditures required for this project through the stabilization period are currently estimated to be $37.7 million. As of December 31, 2007, we had capitalized $24.6 million of project expenditures, of which $10.5 million was incurred during 2007. Also, as of December 31, 2007, we had expensed $11.7 million in project expenses, of which approximately $7.7 million was incurred during 2007. The balance of these expenditures is expected to be incurred during the first quarter of 2008.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. As of December 31, 2007, we had $40.0 million in outstanding borrowings and $55.1 million in issued letters of credit. Our available borrowings at December 31, 2007 under the Credit Facility were $379.9 million.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. As of December 31, 2007, we had two interest rate protection arrangements in the form of interest rate swaps in the amount of $10.0 million each to reduce our exposure to increases in interest rates.

These interest rate protection arrangements expire in March and April 2008. As of December 31, 2007, our weighted average interest rate on our borrowings under the Credit Facility, adjusting for the interest rate swaps, was 5.6% per annum.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2007, we believe we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of December 31, 2007, we had outstanding bank guarantees aggregating to $3.9 million under this credit line.

Net cash used in operating activities totaled approximately $77.9 million for 2007 as compared to net cash provided by operating activities of $67.9 million for 2006. This $145.8 million change in cash flows from operating activities was primarily due to a net increase in working capital.

In 2007, net cash used in investing activities was approximately $68.9 million compared to $25.2 million for 2006. This $43.7 million increase in cash used in investing activities was due to $54.9 million cash used for the acquisition of AVCARD as compared to $2.6 million cash used for the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada. Partially offsetting these increases in cash used in investing activities was a $5.0 million net proceeds from the sale of short-term investments and a $3.5 million decrease in capital expenditures.

Net cash provided by financing activities was $6.6 million for 2007 as compared to $0.5 million for 2006. This $6.1 million increase was primarily due to a $20.0 million increase in net borrowings under the Credit Facility and $3.9 million U.S. federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards, partially offset by $10.0 million in restricted cash received as collateral from a customer, a $5.7 million decrease in proceeds from the exercise of stock options, a $1.3 million payment of loan costs for our senior revolving credit facility and a $1.5 million increase in purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Working capital at December 31, 2007 was $434.2 million, representing an increase of $64.9 million from working capital at December 31, 2006. Our accounts receivable, net, amounted to $1.4 billion at December 31, 2007 as compared to $860.1 million at December 31, 2006. This increase in net accounts receivable of $510.6 million was primarily attributable to higher fuel prices, increased business activities and to the acquisition of AVCARD. At December 31, 2007, the allowance for bad debt was $12.6 million, a decrease of $1.7 million as compared to December 31, 2006.

Inventories of $103.0 million at December 31, 2007 increased $28.5 million from December 31, 2006, primarily due to higher fuel prices. Prepaid expenses and other current assets of $50.8 million at December 31, 2007 increased $15.4 million from December 31, 2006, primarily due to increases in deposits for derivative margin calls and receivables related to transaction taxes.

Our current liabilities increased $404.3 million from December 31, 2006, primarily due to increases in accounts payable, payables related to derivative contracts, customer deposits and accrued expenses and other current liabilities. Partially offsetting these increases were decreases in accrued compensation, income tax payable and payables related to transaction taxes. Our long-term liabilities increased $58.4 million from December 31, 2006 primarily due to increased borrowings under our Credit Facility and liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) recorded in accordance with our adoption of FIN 48 effective January 1, 2007.

Shareholders’ equity was $483.9 million at December 31, 2007, as compared to $426.0 million at December 31, 2006. The increase in shareholders’ equity of approximately $57.9 million was mainly due to $64.8 million in earnings, $4.9 million from the exercise of stock options and $7.2 million of additional paid in capital in connection with share-based payments. Partially offsetting these increases was a cumulative effect adjustment of $12.0 million to retained earnings related to applying the new accounting guidance of FIN 48, the declaration of $4.3 million in dividends and $2.6 million for the purchase of stock from employees to satisfy the required withholding taxes related to share-based awards.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our opinions concerning liquidity and our ability to obtain financing are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other forms of financing, include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. In addition, we may decide to raise additional funds to respond to competitive pressures or changes in market conditions, to fund future growth, or to acquire businesses. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 6 and 9 in the notes to the consolidated financial statements in Item 15 of this Form 10-K.

Contractual Obligations

As of December 31, 2007, our scheduled maturities of debt, non-cancelable operating lease obligations, employment agreement obligations (excluding discretionary and performance bonuses), derivative obligations, purchase obligations and other obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$45,773	$65	$5,662	$40,042	$4
Operating lease obligations	22,227	5,058	8,064	5,468	3,637
Service contract obligations	3,672	1,629	2,043	—	—
Employment agreement obligations	4,189	3,326	863	—	—
Derivatives obligations	159,526	151,309	8,217	—	—
Purchase commitment obligations	184,013	164,213	19,800	—	—
Other obligations	3,659	538	2,279	671	171

Total	$423,059	$326,138	$46,928	$46,181	$3,812

Debt and interest obligations. These obligations include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates. We have other interest obligations on variable-rate, non-term debt; however, these obligations have been excluded, as the timing of payments and expected interest rates cannot be estimated reasonably.

Service contract obligations. These obligations consist of contracts with minimum service fees. The minimum service fee amount is shown in the above table using the straight-line method over the service years.

Derivatives obligations. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K, for discussions of our derivatives.

FIN 48 Liabilities obligations. As of December 31, 2007, our FIN 48 liabilities were $25.8 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2007, we had issued letters of credit totaling $59.0 million under our Credit Facility and credit line. For additional information on our Credit Facility and credit line, see the discussion thereof in “Liquidity and Capital Resources,” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2007, we had $19.2 million in outstanding bonds that were arranged in order to satisfy various security requirements. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The impact on us of the adoption of SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statement. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. Currently, we do not expect the adoption of SFAS No. 160 to have a material impact on our financial position, results of operations, or cash flows.

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for us beginning in fiscal year 2008. We do not expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations, or cash flows.

Offsetting Fair Value Amounts. In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim, or obligation to return, cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim, or obligation to return, cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We do not expect the adoption of FSP No. FIN 39-1 to have a material impact on our financial position, results of operations, or cash flows.

Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. We adopted SFAS No. 157 on January 1, 2008 and recorded a cumulative adjustment to retained earnings of approximately $2.8 million related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our consolidated statements of income in 2008 when the transactions are scheduled to settle. In addition, the adoption of SFAS No. 157 will accelerate the recognition of profit associated with certain of our derivative transactions.

Accounting for Certain Hybrid Financial Instruments. Effective January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The adoption of SFAS No. 155 did not have a significant impact on our financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates and foreign currency exchange rates. All derivatives are recognized at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sale in the statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized in the same line item as a component of either revenue or cost of sales in the statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the balance sheet, while the ineffective portion of the changes in the fair market value of the hedge is recognized as a component of interest expense in the statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or futures prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of sales in earnings. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. We recorded an unrealized net gain of $0.1 million and $0.3 million as of December 31, 2007 and 2006, respectively, which were included in accumulated other comprehensive income in shareholders’ equity.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge instrument. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Effective in the fourth quarter of 2007, we also designated derivatives as fair value hedge instruments in order to hedge price risk associated with certain fixed price purchase and sale firm commitments. During the fourth quarter of 2007, fair value hedge accounting was applied to hedge certain firm commitments which were elected for treatment under the normal purchase and normal sales exemption and subsequently designated as hedged items in fair value hedges.

Changes in the fair value of hedged sales commitments and their related hedge instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of sales in our consolidated statement of income. We recorded an unrealized net gain of less than $0.1 million and $0.8 million as of December 31, 2007 and 2006, respectively, relating to the ineffectiveness of our fair value hedge positions on the respective dates.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated commodity derivatives are recorded as a component of cost of sales in the statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other income (expense), net, in the statement of income. We recorded an unrealized net loss of $0.1 million and an unrealized net gain of less than $0.1 million as of December 31, 2007 and 2006, respectively, relating to our non-designated derivatives positions on the respective dates.

Commodity

As of December 31, 2007, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2008	Fair Value Hedge Inventory	Effect on Hedged Item		18,984	0.05	1,027
		Futures (Sell)		18,984	0.06	(1,089)
2008	Fair Value Hedge Sales	Swaps (Purchases)		68,989	0.33	22,937	(1)
		Effect on Hedged Item		60,051	0.38	(22,938	)(1)
2008	Non-Designated	Collars (Purchases)		39,460	0.24	9,321
		Collars (Sell)		39,460	0.24	(9,321)
		Swaps (Buy)		712	0.48	342
		Swaps (Sell)		1,762	0.20	(352)
2009	Fair Value Hedge Sales	Effect on Hedged Item		3,048	0.002	6
		Swaps (Sell)		6,097	0.001	(6)
2009	Non-Designated	Collars (Buy)		2,664	0.10	267
		Collars (Sell)		2,664	0.10	(267)
2008	Fair Value Hedge Inventory	Effect on Hedged Item	24		29.67	703
		Swaps (Sell)	20		25.05	(501)
		Futures (Sell)	4		16.78	(62)
2008	Fair Value Hedge Sales	Swaps (Buy)	30		5.70	169
		Effect on Hedged Item	30		6.81	(202)
2008	Fair Value Hedge Purchase	Effect on Hedged Item	246		20.35	5,004
		Swaps (Sell)	246		20.47	(5,034)
2008	Non-Designated	Swaps (Buy)	1,454		74.48	108,303
		Swaps (Sell)	1,614		80.29	(129,545)
		Futures (Sell)	5		3.35	(17)
		Purchase Commitments	156		170.14	26,542
		Sell Commitments	156		34.54	(5,388)
2009	Fair Value Hedge Sales	Swaps (Buy)	7		35.42	255
		Effect on Hedged Item	7		34.72	(250)
2009	Fair Value Hedge Purchase	Effect on Hedged Item	60		108.27	6,496	(2)
		Swaps (Sell)	60		108.45	(6,507	)(2)
2009	Non-Designated	Swaps (Buy)	11		133.06	1,437
		Swaps (Sell)	11		133.06	(1,437)

						$(107)

(1)	The mark to market amount includes $17.2 million in unrealized net losses associated with sales commitments that were previously non-designated derivatives for which the normal purchase and normal sales election were made and subsequently were designated as the hedged items in a fair value hedge relationship in the fourth quarter of 2007. The unrealized net losses were offset by $17.2 million in unrealized net gains associated with swaps related to the sales commitments.

(2)	The mark to market amount includes $4.7 million in unrealized net gains associated with purchase commitments that were previously non-designated derivatives for which the normal purchase and normal sales election were made and subsequently were designated as hedged items in fair value hedges in the fourth quarter of 2007. The unrealized net gains were offset by $4.7 million in unrealized net losses associated with swaps related to the purchase commitments.

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2007, we had two interest rate protection arrangements in the form of interest rate swaps in the amount of $10.0 million each to reduce our exposure to increases in interest rates. These interest rate protection arrangements expire in March and April 2008. As of December 31, 2007, our total borrowing under our Credit Facility was $40.0 million and our weighted average interest rate on borrowings under the Credit Facility, adjusting for the interest rate swaps, was 5.6% per annum. Based on our outstanding borrowings at December 31, 2007, our sensitivity to interest rates, inclusive of the interest rate swaps, with an assumed 1.0% change would increase or decrease net income by $0.2 million, or basic and diluted earnings of $0.01 per share.

Foreign Currency

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily Mexico, Colombia, Chile, Brazil, Singapore, Canada and the United Kingdom, payments to our aviation fuel suppliers and from some of our customers are denominated in local currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and attempt to minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged.

As of December 31, 2007, we had the following foreign currency purchase contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount	United States Currency Amount	Fair Value Asset (Liability)
January 2008	Non-designated	BRL 593	$333	$(3)
	Non-designated	CLP 5,645,513	11,339	(20)

				$(23)

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2008, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework specified in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Management has excluded AVCARD from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by us in a purchase business combination in December 2007. AVCARD is a wholly owned subsidiary whose total assets and total revenues represent approximately 5.0% and 0.1%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Election of Directors,” “Board of Directors – Corporate Governance Matters.” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2007 is incorporated herein by reference.

We have adopted a Code of Corporate Conduct and Ethics which is posted in the corporate governance section of our website, which can be found at http://ir.wfscorp.com.

On June 4, 2007, we submitted to the NYSE, the Annual CEO Certification regarding World Fuel’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. The certification was not qualified in any respect. In addition, we have filed as exhibits in this Form 10-K, the applicable certifications of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk and Administrative Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Board of Directors—Compensation of Directors” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under the caption “Principal Shareholders and Security Ownership of Management” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2007 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Compensation of Executive Officers—Compensation Committee Interlocks and Insider Participation” and “Board of Directors—Independence of Directors” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2007 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Ratification of Independent Registered Certified Public Accountants” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2007 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	42

(ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006.	44

(iii)	Consolidated Statements of Income for 2007, 2006 and 2005.	45

(iv)	Consolidated Statements of Shareholders’ Equity for 2007, 2006 and 2005.	46

(v)	Consolidated Statements of Cash Flows for 2007, 2006 and 2005.	47

(vi)	Notes to the Consolidated Financial Statements.	49

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation are incorporated by reference to our Current Report on Form 8-K filed February 3, 2005.

3.2	By-laws, amended and restated as of March 1, 2005, are incorporated by reference to our Current Report on Form 8-K filed March 3, 2005.

4.1	1993 Non-Employee Directors Stock Option Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

4.2	1996 Employee Stock Option Plan is incorporated by reference to our Schedule 14A filed August 17, 1998.

4.3	2001 Omnibus Plan, amended and restated, is incorporated by reference to our Registration Statement on Form S-8 filed December 20, 2005.

4.4	2006 Omnibus Plan is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.5	The form of Restricted Stock Grant Agreement is incorporated by reference to our Current Report on Form 8-K filed in November 7, 2006.

4.6	The form of Stock-Settled Stock Appreciation Right Agreement is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.7	The form of Restricted Stock Units Grant Agreement (Non-Employee Directors) is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

4.8	The form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) is incorporated by reference to our Current Report on Form 8-K filed November 7, 2006.

10.1	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

10.2	Employment Agreement, amended and restated as of July 26, 2002, with Mr. Michael Kasbar, President and Chief Operating Officer, is incorporated by reference to our Transition Report on Form 10-K filed March 20, 2003.

Exhibit No.	Description

10.3	Amendment to Employment Agreement with Mr. Paul Stebbins, Chairman to the Board of Directors and Chief Executive Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.4	Amendment to Employment Agreement with Mr. Michael Kasbar, President and Chief Operating Officer, dated October 29, 2003, is incorporated by reference to our Quarterly Report on Form 10-Q filed November 6, 2003.

10.5	Executive Severance Agreement, dated April 16, 2007, with Mr. Ira Birns, Executive Vice President and Chief Financial Officer, is incorporate by reference to our Current Report on Form 8-K filed April 16, 2007.

10.6	2003 Executive Incentive Plan is incorporated by reference to our Schedule 14A filed April 23, 2004.

10.7	Second Amended and Restated Credit Agreement, dated as of December 21, 2007, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd., as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent is incorporated by reference to our Current Report on Form 8-K filed December 26, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer, and Chief Risk and Administrative Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Kropp Holdings Inc., (“AVCARD”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination in December 2007. AVCARD is a wholly owned subsidiary whose total assets and total revenues represent approximately 5% and 0.1%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2007. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.

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

February 28, 2008

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$36,151	$176,495
Restricted cash	10,000	—
Short-term investments	8,100	12,500
Accounts receivable, net	1,370,656	860,084
Inventories	103,029	74,519
Receivables related to short-term derivative contracts	86,531	37,070
Prepaid expenses and other current assets	50,841	35,423

Total current assets	1,665,308	1,196,091

Property and equipment, net	36,870	26,730
Goodwill	52,104	44,321
Identifiable intangible assets, net	26,478	4,961
Receivables related to long-term derivative contracts	7,108	—
Non-current income tax receivable	4,232	—
Other assets	5,946	5,297

Total assets	$1,798,046	$1,277,400

Liabilities:
Current liabilities:
Short-term debt	$53	$10
Accounts payable	1,066,971	720,790
Payables related to short-term derivative contracts	88,302	34,209
Customer deposits	38,452	23,399
Accrued expenses and other current liabilities	37,333	48,353

Total current liabilities	1,231,111	826,761

Long-term debt	45,191	20,062
Non-current income tax payable	25,791	—
Payables related to long-term derivative contracts	7,115	—
Deferred compensation and other long-term liabilities	4,961	4,608

Total liabilities	1,314,169	851,431

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,579,000 shares and 28,488,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	286	285
Capital in excess of par value	179,799	170,275
Retained earnings	303,757	255,245
Accumulated other comprehensive income	35	164

Total shareholders’ equity	483,877	425,969

Total liabilities and shareholders’ equity	$1,798,046	$1,277,400

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2007	2006	2005
Revenue	$13,729,555	$10,785,136	$8,733,947
Cost of sales	13,484,283	10,571,067	8,555,283

Gross profit	245,272	214,069	178,664

Operating expenses:
Compensation and employee benefits	94,809	82,987	74,030
Executive severance costs	—	1,545	—
Provision for bad debt	1,892	3,869	8,644
General and administrative	62,683	49,022	39,370

	159,384	137,423	122,044

Income from operations	85,888	76,646	56,620

Other income (expense), net:
Interest income	5,030	5,589	2,785
Interest expense and other financing costs	(1,919)	(2,236)	(3,430)
Other, net	(2,413)	1,400	(147)

	698	4,753	(792)

Income before taxes	86,586	81,399	55,828
Provision for income taxes	21,235	17,353	15,475

	65,351	64,046	40,353
Minority interest in income of consolidated subsidiaries	578	98	744

Net income	$64,773	$63,948	$39,609

Basic earnings per share	$2.30	$2.33	$1.67

Basic weighted average shares	28,102	27,467	23,700

Diluted earnings per share	$2.23	$2.21	$1.57

Diluted weighted average shares	29,062	28,923	25,214

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2004	22,846	$228	$28,779	$159,496	$—	$188,503
Net income	—	—	—	39,609	—	39,609
Cash dividends declared	—	—	—	(3,611)	—	(3,611)
Issuance of restricted stock	88	1	(1)	—	—	—
Amortization of share-based payment awards	—	—	3,976	—	—	3,976
Exercise of stock options, including income tax benefit of $2,380	354	4	5,408	—	—	5,412
Public offering of shares	4,112	41	120,221	—	—	120,262
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(32)	—	(1,234)	—	—	(1,234)
Other	2	—	287	—	143	430

Balance at December 31, 2005	27,370	274	157,436	195,494	143	353,347
Net income	—	—	—	63,948	—	63,948
Cash dividends declared	—	—	—	(4,197)	—	(4,197)
Issuance of restricted stock	202	2	(2)	—	—	—
Amortization of share-based payment awards	—	—	7,035	—	—	7,035
Exercise of stock options, including income tax benefit of $128	953	9	6,671	—	—	6,680
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(24)	—	(1,050)	—	—	(1,050)
Other	(13)	—	185	—	21	206

Balance at December 31, 2006	28,488	285	170,275	255,245	164	425,969
Net income	—	—	—	64,773	—	64,773
Cash dividends declared	—	—	—	(4,275)	—	(4,275)
Issuance of restricted stock	108	1	(1)	—	—	—
Amortization of share-based payment awards	—	—	7,166	—	—	7,166
Exercise of stock options, including income tax benefit of $3,883	96	1	4,938	—	—	4,939
FIN 48 liability	—	—	—	(11,986)	—	(11,986)
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(59)	(1)	(2,582)	—	—	(2,583)
Other	(54)	—	3	—	(129)	(126)

Balance at December 31, 2007	28,579	$286	$179,799	$303,757	$35	$483,877

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$64,773	$63,948	$39,609

Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Provision for bad debts	1,892	3,869	8,644
Depreciation and amortization	6,901	4,866	3,826
Deferred income tax (benefit) provision	(3,020)	4,187	705
Unrealized derivatives losses (gains), net	107	(856)	(272)
Share-based payment compensation costs for employee and non-employee directors	7,166	7,035	3,976
Software write-down	2,445	—	605
Impairment on short-term investments	1,900	—	—
Goodwill impairment	—	—	528
Other	449	73	1,060
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	(454,293)	(174,348)	(206,297)
Inventories	(26,780)	(37,871)	4,942
Receivables related to short-term derivative contracts	(49,619)	(14,673)	(13,649)
Prepaid expenses and other current assets	(7,563)	18,280	(9,227)
Receivables related to long-term derivative contracts	(7,108)	—	—
Non-current income tax receivable and other assets	(1,986)	(26)	(1,255)
Accounts payable	316,277	185,215	148,822
Payables related to short-term derivative contracts	52,262	12,093	13,964
Customer deposits	14,340	(377)	(12,700)
Accrued expenses and other current liabilities	(6,251)	(3,310)	14,107
Payables related to long-term derivative contracts	7,109	—	—
Non-current income tax payable, deferred compensation and other long-term liabilities	3,072	(221)	(1,414)

Total adjustments	(142,700)	3,936	(43,635)

Net cash (used in) provided by operating activities	(77,927)	67,884	(4,026)

Cash flows from investing activities:
Capital expenditures	(16,581)	(20,031)	(4,615)
Purchase of short-term investments	(30,060)	(58,555)	(20,000)
Proceeds from the sale of short-term investments	32,560	56,055	10,000
Acquisition of business, net of cash acquired	(54,907)	(2,646)	—

Net cash used in investing activities	(68,988)	(25,177)	(14,615)

Cash flows from financing activities:
Dividends paid on common stock	(4,253)	(4,160)	(3,440)
Minority interest distribution	(426)	(410)	—
Borrowings under senior revolving credit facility	276,000	25,000	186,000
Repayments under senior revolving credit facility	(256,000)	(25,000)	(216,000)
Payment of senior revolving credit facility loan costs	(1,278)	—	—
Repayment of promissory notes	—	(500)	(1,100)
Proceeds from exercise of stock options	1,056	6,733	3,033
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(2,583)	(1,050)	(1,234)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards	3,883	128	—
Restricted cash	(10,000)	—	—
Proceeds from sale of equity shares, net of estimated expenses	—	—	120,262
Other	172	(237)	226

Net cash provided by financing activities	6,571	504	87,747

Net (decrease) increase in cash and cash equivalents	(140,344)	43,211	69,106
Cash and cash equivalents, at beginning of period	176,495	133,284	64,178

Cash and cash equivalents, at end of period	$36,151	$176,495	$133,284

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$709	$1,104	$1,877

Income taxes	$19,760	$17,503	$11,738

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

We acquired Kropp Holdings, Inc., which does business under the brand name of AVCARD in December 2007 and the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) in March 2006. There were no acquisitions in 2005. The following reconciles the estimated fair values of the assets acquired, liabilities assumed and promissory notes issued at acquisition date with cash paid for the acquisition of the businesses, net of cash acquired:

	For the Year ended December 31,
	2007	2006	2005
Assets acquired:
Cash	$3,438	$—	$—
Accounts receivable	58,170	—	—
Prepaid expenses and other current assets	1,179	—	—
Property and equipment	1,586	—	—
Identifiable intangible assets	22,900	500	—
Goodwill	7,783	2,199	—
Deferred tax assets	360	—	—
Liabilities assumed:
Accounts payable	(29,904)	—	—
Customer deposits	(713)	—	—
Accrued expenses and other current liabilities	(453)	—	—
Long-term liabilities	(1,001)	—	—

Purchase price	63,345	2,699	—
Promissory notes issued	(5,000)	(53)	—

Cash paid for acquisition of business	58,345	2,646	—
Cash acquired	(3,438)	—	—

Cash paid for acquisition of business, net of cash acquired	$54,907	$2,646	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, of $1.1 million are included in accrued expenses and other current liabilities as of December 31, 2007 and 2006.

In 2007, we issued a promissory note of approximately $5.0 million in connection with our acquisition of AVCARD. In 2006, we issued a promissory note of approximately $0.1 million in connection with our acquisition of the remaining 33% of the outstanding equity interest of Tramp Oil Brazil from the minority owners. See “Acquisitions” in Note 1 in the accompanying notes for additional information.

In 2007 and 2006, we had capital expenditures of approximately $1.3 million and $1.2 million, respectively, which were included in accrued expenses and other current liabilities as of December 31, 2007 and 2006, respectively.

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

We are primarily engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. We also operate a private label charge card in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Acquisitions

In December 2007, we acquired 100% of Kropp Holdings, Inc., which we refer to as AVCARD, the brand name under which it does business, accordingly, the financial position and results of operations of this acquisition have been included in our consolidated financial statements since December 1, 2007. AVCARD offers a private label charge card and sells aviation fuel and related services to the general aviation industry. The aggregate purchase price for the shares was approximately $63.3 million, including acquisition costs of approximately $0.5 million. The aggregate purchase price consisted of $58.3 million in cash and $5.0 million in the form of a promissory note, bearing interest of 5.0%, payable in a single installment of principal and interest in December 2009.

The purchase price of the AVCARD acquisition was allocated to the acquired net assets based on their estimated fair values. At acquisition date, we recorded identifiable intangible assets totaling $22.9 million relating to the value attributable to certain customer, charge card holder and merchant relationships, non-compete agreements and trademark / tradename. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $7.8 million, of which $7.1 million is deductible for tax purposes. At December 31, 2007, we have not yet completed the allocation of the purchase price relating to AVCARD, accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities may be adjusted in future periods.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the unaudited pro forma results for 2007 and 2006 as if the AVCARD acquisition had been completed as of January 1, 2007 and 2006, respectively (in thousands, except per share data):

	2007	2006
	(Pro Forma)	(Pro Forma)
Revenue	$13,817,311	$10,849,115

Net income	$65,702	$65,336

Basic earnings per share	$2.34	$2.38

Diluted earnings per share	$2.26	$2.26

In March 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5.0% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (the “Earn-out”). Purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. As such, no amounts relating to the Earn-out have been recorded or reflected in the financial statements as of December 31, 2007.

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

The purchase price of the ToBras Acquisition was allocated to the acquired net assets based on their estimated fair values. At acquisition date, we recorded identifiable intangible assets of $0.5 million for the value attributable to certain non-compete agreements. We recorded goodwill, representing the cost in excess of the estimated fair value of net assets acquired for this acquisition, of $2.2 million, which is deductible for tax purposes. The amount of goodwill may be increased in future periods due to a purchase price adjustment related to Earn-out, as discussed above.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our wholly-owned subsidiary, World Fuel Services, Inc., a Texas corporation, owns 50% of Page Avjet Fuel Co. LLC (“PAFCO”), a Delaware limited liability company. PAFCO is a joint venture with Signature Flight Support Corporation (“Signature”) who owns the other 50% of PAFCO. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. Due to the higher allocation percentage versus the ownership percentage, we have determined that PAFCO is a variable interest entity. We consolidated the financial position and results of operations of PAFCO, after elimination of all significant intercompany accounts, transactions and profits, because we are the primary beneficiary.

Stock Split

On January 20, 2005, we announced a two-for-one split of our common stock. The additional shares issued pursuant to the stock split were distributed on February 15, 2005 to shareholders of record as of February 1, 2005. In connection with the stock split, on January 31, 2005, our Board of Directors approved an increase in World Fuel’s authorized common stock from 25,000,000 shares to 50,000,000 shares. Shareholders’ equity has been adjusted to give retroactive recognition to the stock split for all years presented by reclassifying the par value of the additional shares arising from the split from capital in excess of par value to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.

Cash and Cash Equivalents

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid securities typically having an original maturity date of less than 90 days. These securities are carried at cost, which approximated market value, and are classified as cash equivalents. Our cash equivalents consist principally of overnight investment, bank money market accounts, bank time deposits and investment grade commercial paper.

Restricted Cash

Restricted cash at December 31, 2007 consisted of a money market account representing cash collateral received from a customer. In January 2008, this restricted cash was refunded to the customer. Accordingly, our customer deposit balance was also reduced by $10.0 million.

Short-Term Investments

At December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent as its original maturity date of August 23, 2007 was less than 90 days from the date of purchase. At the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of December 31, 2007 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short term to long term.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.9 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at December 31, 2007 could change significantly based on future market conditions and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

At December 31, 2006, our short-term investments consisted of auction rate securities with a par value of $12.5 million, which approximated the market value. These securities are classified as available-for-sale, short-term investments based upon their expected auction date (generally less than 30 days) rather than on their contractual maturity (which are greater than one year at original issuance). We have not invested in auction rate securities since June 2007.

Accounts Receivable and Allowance for Bad Debt

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

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in interest rates and foreign currency exchange rates. All derivatives are recognized at estimated fair market value based on quoted market prices or available market information. If the derivative does not qualify as a hedge under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of cost of sale in the statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flow hedge. For our fair value hedges, changes in the fair market value of the hedge and the hedged item are recognized in the same line item as a component of either revenue or cost of sales in the statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the balance sheet, while the ineffective portion of the changes in the fair market value of the hedge is recognized as a component of interest expense in the statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or futures prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of sales in earnings. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We identified and recorded an impairment charge for internally developed software costs related to an aviation project of $2.4 million in the fourth quarter of 2007 and $0.6 million in 2005.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and the joint venture interest in PAFCO. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segment is estimated using discounted cash flow and market capitalization methodologies.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our acquisitions, we recorded identifiable intangible assets existing at the date of the acquisitions for customer, charge card holder and merchant relationships, non-compete agreements and trademark/tradename. Our identifiable intangible assets are amortized over their useful lives, which are estimated as follows: customer relationships—ranging from 2 to 7 years; charge card holder relationships—20 years; charge card merchant relationships—15 years; non-compete agreements—1 to 3 years; and trademark/tradename—indefinite. Indentifiable intangible assets are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from the supplier or a third party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we contemporaneously purchase fuel from the supplier, mark it up, and resell the fuel to the customer, generally taking delivery for purchased fuel at the same place and time as the delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Revenue from fuel related services is recognized when services are performed, the sales price is fixed or determinable and collectibility is reasonably assured. We record the gross sale of fuel related services as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Commission from fuel broker services is recognized when services are performed and collectibility is reasonably assured. When acting as a fuel broker, we are paid a commission by the supplier.

Revenue from charge card transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

Share-Based Payment

We account for share-based payment awards on a fair value basis. Under fair value accounting, the grant-date fair value of the share-based payment is amortized as compensation expense, on a straight-line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share-based payment is reduced by an expected forfeiture amount on outstanding share-based payment.

Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) are classified as financing cash flows prospectively from January 1, 2006. Prior to January 1, 2006, excess tax benefits were presented as operating cash flows. In 2007 and 2006, we recorded excess tax benefits of $3.9 million and $0.1 million, respectively, primarily related to share-based compensation for U.S. employees. Prior to January 1, 2006, we recorded excess tax benefits of $2.4 million for 2005, which was presented as operating cash flows. These excess income tax benefits were credited to capital in excess of par value.

We use the Black-Scholes option pricing model to estimate the fair value of stock options and stock-settled stock appreciation rights (“SSARs”). The estimation of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The expected term of the stock options and SSARs represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units (“RSUs”) is based on the grant-date market value of our common stock, as defined in the respective plans under which they were issued.

Foreign Currency

Our functional currency is the U.S. dollar, which also serves as our reporting currency. Our foreign entities translate their monetary assets and liabilities, denominated in foreign currencies, at month-end exchange rates while non-monetary assets and liabilities, denominated in foreign currencies, are translated at historical rates. Income and expense accounts, denominated in foreign currencies, are translated at the average rates in effect during the period reported, except for depreciation which is translated at historical rates. Unrealized foreign currency gains and losses relating to the translation of foreign entities’ assets, liabilities, income, and expense are included in other, net, in the accompanying consolidated statements of income in the period incurred. Realized foreign currency exchange gains and losses on transactions are included in other, net, in the accompanying consolidated statements of income, in the year incurred.

The following table identifies the unrealized and realized foreign currency gains and losses included in other, net, in the accompanying consolidated statements of income (in thousands):

	2007	2006	2005
Unrealized foreign currency (losses) gains, net	$(1,495)	$(235)	$1,173

Realized foreign currency gains (losses), net	$904	$342	$(1,347)

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

We must assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expenses in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provisions for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred assets. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. As of December 31, 2007 and 2006, we had a valuation allowance of $0.8 million to reduce the value of US foreign tax credit carryforwards to the estimated realizable amount. This valuation allowance was recorded in 2005.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. It is not practicable to estimate the amount of taxes that might be payable, if distributed. Our intention is to reinvest these undistributed earnings permanently or to repatriate the undistributed earnings only when it is tax effective to do so.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of derivatives which qualify and are designated as cash flow hedges. The following reconciles our reported net income with comprehensive income for all years presented (in thousands):

	2007	2006	2005
Net income, as reported	$64,773	$63,948	$39,609
Net unrealized (loss) income on the mark to market of qualifying cash flow hedges, net of income tax benefit of $81 for 2007 and net of income tax provision of $13 and $90 for 2006 and 2005, respectively	(129)	21	143

Comprehensive income	$64,644	$63,969	$39,752

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of weighted average number of ‘in the money’ stock options, SSARs, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares used to calculate earnings per share are as follows (in thousands):

	2007	2006	2005
Weighted average shares used in the calculation of basic earnings per share	28,102	27,467	23,700
Common stock equivalents	960	1,456	1,514

Weighted average shares used in the calculation of diluted earnings per share	29,062	28,923	25,214

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,062	714	—

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions based on historical experience and other relevant facts and circumstances. Accordingly, actual results could differ from estimated amounts.

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

Our long-term debt primarily consists of our borrowings under the Credit Facility, which bears interest at floating market interest rates. Accordingly, the carrying value of the long-term debt approximated the fair value of such instruments.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141(R), an acquiring entity will be required to recognize all

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The impact on us of the adoption of SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statement. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. Currently, we do not expect the adoption of SFAS No. 160 to have a material impact on our financial position, results of operations, or cash flows.

Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (i) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options; and (ii) charged to retained earnings under SFAS No. 123 (R), “Share-Based Payment.” EITF 06-11 is effective for us beginning in fiscal year 2008. We do not expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations, or cash flows.

Offsetting Fair Value Amounts. In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 addresses offsetting fair value amounts recognized for the right to reclaim, or obligation to return, cash collateral arising from derivative instruments that have been offset pursuant to a master netting arrangement. FSP No. FIN 39-1 requires disclosure of the accounting policy related to offsetting fair value amounts as well as disclosure of amounts recognized for the right to reclaim, or obligation to return, cash collateral. FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented. We do not expect the adoption of FSP No. FIN 39-1 to have a material impact on our financial position, results of operations, or cash flows.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. We adopted SFAS No. 157 on January 1, 2008 and recorded a cumulative adjustment to retained earnings of approximately $2.8 million related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our consolidated statements of income in 2008 when the transactions are scheduled to settle. In addition, the adoption of SFAS No. 157 will accelerate the recognition of profit associated with certain of our derivative transactions.

Accounting for Certain Hybrid Financial Instruments. Effective January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. The adoption of SFAS No. 155 did not have a significant impact on our financial position, results of operations, or cash flows.

2. Accounts Receivable

We had accounts receivable of $1.4 billion and $860.1 million, net of allowance for bad debt of $12.6 million and $14.3 million, as of December 31, 2007 and 2006, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2007	2006	2005
Balance at beginning of period	$14,283	$12,209	$11,277
Charges to provision for bad debts	1,892	3,869	8,644
Write-off of uncollectible accounts receivable	(3,733)	(2,102)	(7,822)
Recoveries of bad debts	202	307	110

Balance at end of period	$12,644	$14,283	$12,209

Included in accounts receivable, as of December 31, 2007, 2006 and 2005, were net receivables due from Signature, a related party, of $13.9 million, $10.0 million and $13.1 million, respectively. For 2007, 2006 and 2005, sales to Signature from PAFCO amounted to $147.0 million, $126.5 million and $142.4 million, respectively. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

3. Derivatives

Cash Flow Hedges. We enter into interest rate swaps in order to mitigate the risk of fluctuations in interest rates. We recorded an unrealized net gain of $0.1 million and $0.3 million as of December 31, 2007 and 2006, respectively, which were included in accumulated other comprehensive income in shareholders’ equity.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with our inventories. Accordingly, inventories designated as “hedged items” are marked to market through the statement of income, as is the derivative that serves as the hedge instrument. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Effective in the fourth quarter of 2007, we also enter into derivatives in order to hedge price risk associated with certain fixed price purchase and sale firm commitments. During the fourth quarter of 2007, fair value hedge accounting was applied to hedge certain firm commitments which were elected for treatment under the normal purchase and normal sales exemption and subsequently designated as hedged items in fair value hedges.

Changes in the fair value of hedged sales commitments and their related hedged instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of sales in our consolidated statement of income. We recorded an unrealized net gain of less than $0.1 million and $0.8 million as of December 31, 2007 and 2006, respectively, relating to the ineffectiveness of our fair value hedge positions on the respective dates.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated commodity derivatives are recorded as a component of cost of sales in the statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other income (expense), net, in the statement of income. We recorded an unrealized net loss of $0.1 million and an unrealized net gain of less than $0.1 million as of December 31, 2007 and 2006, respectively, relating to our non-designated derivatives positions on the respective dates.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2008	Fair Value Hedge Inventory	Effect on Hedged Item		18,984	0.05	1,027
		Futures (Sell)		18,984	0.06	(1,089)
2008	Fair Value Hedge Sales	Swaps (Purchases)		68,989	0.33	22,937 (1)
		Effect on Hedged Item		60,051	0.38	(22,938) (1)
2008	Non-Designated	Collars (Purchases)		39,460	0.24	9,321
		Collars (Sell)		39,460	0.24	(9,321)
		Swaps (Buy)		712	0.48	342
		Swaps (Sell)		1,762	0.20	(352)
2009	Fair Value Hedge Sales	Effect on Hedged Item		3,048	0.002	6
		Swaps (Sell)		6,097	0.001	(6)
2009	Non-Designated	Collars (Buy)		2,664	0.10	267
		Collars (Sell)		2,664	0.10	(267)
2008	Fair Value Hedge Inventory	Effect on Hedged Item	24		29.67	703
		Swaps (Sell)	20		25.05	(501)
		Futures (Sell)	4		16.78	(62)
2008	Fair Value Hedge Sales	Swaps (Buy)	30		5.70	169
		Effect on Hedged Item	30		6.81	(202)
2008	Fair Value Hedge Purchase	Effect on Hedged Item	246		20.35	5,004
		Swaps (Sell)	246		20.47	(5,034)
2008	Non-Designated	Swaps (Buy)	1,454		74.48	108,303
		Swaps (Sell)	1,614		80.29	(129,545)
		Futures (Sell)	5		3.35	(17)
		Purchase Commitments	156		170.14	26,542
		Sell Commitments	156		34.54	(5,388)
2009	Fair Value Hedge Sales	Swaps (Buy)	7		35.42	255
		Effect on Hedged Item	7		34.72	(250)
2009	Fair Value Hedge Purchase	Effect on Hedged Item	60		108.27	6,496 (2)
		Swaps (Sell)	60		108.45	(6,507) (2)
2009	Non-Designated	Swaps (Buy)	11		133.06	1,437
		Swaps (Sell)	11		133.06	(1,437)

						$(107)

(1)	The mark to market amount includes $17.2 million in unrealized net losses associated with sales commitments that were previously non-designated derivatives for which the normal purchase and normal sales election were made and subsequently were designated as the hedged items in a fair value hedge relationship in the fourth quarter of 2007. The unrealized net losses were offset by $17.2 million in unrealized net gains associated with swaps related to the sales commitments.
(2)	The mark to market amount includes $4.7 million in unrealized net gains associated with purchase commitments that were previously non-designated derivatives for which the normal purchase and normal

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales election were made and subsequently were designated as hedged items in fair value hedges in the fourth quarter of 2007. The unrealized net gains were offset by $4.7 million in unrealized net losses associated with swaps related to the purchase commitments.

4. Property and Equipment

The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated Useful Lives
	2007	2006
Leasehold improvements	$5,254	$4,255	5 -10 years
Office equipment, furniture and fixture	4,203	3,493	3 - 7 years
Computer equipment	14,370	12,796	3 - 7 years
Computer software costs	35,655	23,328	3 - 9 years

	59,482	43,872
Accumulated depreciation and amortization	(22,612)	(17,142)

	$36,870	$26,730

Included in capitalized computer software costs are costs incurred in connection with software development in progress related to our enterprise integration project of $23.1 million and $13.1 million as of December 31, 2007 and 2006, respectively. The total amount of software development in progress includes approximately $1.0 million of capitalized interest expense. Approximately $1.5 million of the total capitalized costs related to the $24.6 million enterprise integration project have been placed in service as of December 31, 2007.

5. Goodwill and Identifiable Intangible Assets

Goodwill

As of December 31, 2007 and 2006, goodwill was $52.1 million and $44.3 million, respectively. Based on the results of comparing the estimated fair value of our reporting unit, which is the same as our reporting segments, with its carrying amount performed in accordance with the initial step of the goodwill impairment test, goodwill in each of our reporting segment was not considered impaired as of December 31, 2007, 2006 and 2005. However, in 2005, we identified and recorded a specific impairment of goodwill of $0.5 million related to the entire goodwill originally recorded on a 2001 acquisition of a software development company. The specific goodwill impairment was due to the loss of intellectual capital that was attributable to the complete turnover of developers and related personnel, effectively depleting any value of the acquired software development company.

The following table provides changes in goodwill for each of the following years (in thousands):

Goodwill
At December 31, 2004	$42,347
Impairment	(528)
Acquisition adjustment	304

At December 31, 2005	42,123
Acquisition	2,198

At December 31, 2006	44,321
Acquisition	7,783

At December 31, 2007	$52,104

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable Intangible Assets

The following table provides changes in the gross carrying amounts of our identifiable intangible assets for each of the following years (in thousands):

	Gross Carrying Amount
	Customer Relationships	Charge Card Holder Relationships	Charge Card Merchant Relationships	Non-compete Agreements	Trademark/ Tradename	Total
At December 31, 2004	$9,400	$—	$—	$—	$—	$9,400
Acquisition	—	—	—	—	—	—

At December 31, 2005	9,400	—	—	—	—	9,400
Tramp Oil Brazil acquisition	—	—	—	500	—	500

At December 31, 2006	9,400	—	—	500	—	9,900
AVCARD acquisition	700	11,500	6,100	600	4,000	22,900

At December 31, 2007	$10,100	$11,500	$6,100	$1,100	$4,000	$32,800

The following table provides changes in the accumulated amortization of our identifiable intangible assets for each of the following years (in thousands):

	Accumulated Amortization
	Customer Relationships	Charge Card Holder Relationships	Charge Card Merchant Relationships	Non-compete Agreements	Total
At December 31, 2004	$1,914	$—	$—	$—	$1,914
Amortization	1,448	—	—	—	1,448

At December 31, 2005	3,362	—	—	—	3,362
Amortization	1,448	—	—	129	1,577

At December 31, 2006	4,810	—	—	129	4,939
Amortization	1,109	47	33	194	1,383

At December 31, 2007	$5,919	$47	$33	$323	$6,322

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2008	$2,895
2009	2,554
2010	2,184
2011	1,252
2012	982
Thereafter	12,611

$22,478

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

In December 2007, we amended and restated our senior revolving credit facility (“Credit Facility) agreement, which is guaranteed by us and certain of our U.S. subsidiaries and, on a limited basis, by certain of our foreign subsidiaries, including World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd. In addition, the Credit Facility is secured by a pledge of the capital stock of certain of our subsidiaries. This recent amendment extends the expiration date of our Credit Facility agreement to December 21, 2012.

Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. As of December 31, 2007, we had $40.0 million in outstanding borrowings under our Credit Facility and $55.1 million in issued letters of credit. Our available borrowings at December 31, 2007 under the Credit Facility were $379.9 million. As of December 31, 2006, we had $20.0 million in outstanding borrowings under our Credit Facility and $51.4 million in issued letters of credit.

As defined in the Credit Facility agreement, borrowings under our Credit Facility bear interest at market rates plus applicable margins ranging from zero percent to 1.5% for U.S. Prime Rate loans and 1.00% to 2.50% for LIBOR Rate loans. The unused portion of our Credit Facility is subject to fees (“Commitment Fees”) ranging from 0.20% to 0.375%. Letters of credit issued under our Credit Facility are subject to fees (“L/C Fees”) ranging from 1.00% to 2.50%. Interest, Commitment Fees and L/C Fees are payable quarterly and at maturity in arrears. As of December 31, 2007, we had two interest rate protection arrangements in the form of interest rate swaps in the amount of $10.0 million each to reduce our exposure to increases in interest rates. These interest rate protection arrangements expire in March and April 2008. As of December 31, 2007, our weighted average interest rate on borrowings under the Credit Facility, adjusting for the interest rate swaps, was 5.6% per annum. As of December 31, 2007, our Commitment Fees and L/C Fees rates were 0.20% and 1.00%, respectively.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2007, we believe we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis. As of December 31, 2007 and 2006, we had outstanding bank guarantees of $3.9 million and $4.0 million, respectively, under this credit line. Also, as of December 31, 2006, we had outstanding letters of credit of $11.4 million issued under this credit line.

Substantially all of the letters of credit issued under our Credit Facility and the credit line were provided to suppliers in the normal course of business, and expire within one year from their issuance. Expired letters of credit are renewed as needed.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our debt consisted of the following (in thousands):

	As of December 31,
	2007	2006
Borrowings under Credit Facility	$40,000	$20,000
5.0% promissory note issued in connection with acquired business, payable in December 2009	5,000	—
5.0% promissory note issued in connection with acquired business, payable in March 2009	53	—
Other	191	72

Total debt	45,244	20,072
Short-term debt	53	10

Long-term debt	$45,191	$20,062

As of December 31, 2007, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2008	$53
2009	5,106
2010	41
2011	27
2012	40,013
Thereafter	4

$45,244

7. Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2007	2006	2005
United States	$(919)	$3,637	$(1,339)
Foreign	87,505	77,762	57,167

	$86,586	$81,399	$55,828

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) related to income before taxes consists of the following components (in thousands):

	2007	2006	2005
Current:
U.S. federal statutory tax rate	$6,850	$1,706	$2,937
State	2,266	1,449	1,311
Foreign	15,139	10,011	10,522

	24,255	13,166	14,770

Deferred:
U.S. federal statutory tax rate	(2,721)	3,450	890
State	(505)	180	(94)
Foreign	206	557	(91)

	(3,020)	4,187	705

Total	$21,235	$17,353	$15,475

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(12.9)	(15.6)	(14.4)
Foreign dividend repatriation	—	—	5.1
State income taxes, net of U.S. federal income tax benefit	1.3	1.2	1.0
Income tax credits	—	—	0.9
Other permanent differences	1.1	0.7	0.1

Effective income tax rate	24.5%	21.3%	27.7%

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

For 2007, our effective tax rate was 24.5%, for an income tax provision of $21.2 million, as compared to an effective tax rate of 21.3% and $17.4 million for 2006. The higher effective tax rate for 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of FIN 48 in 2007 as well as fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

For 2006, our effective tax rate was 21.3%, for an income tax provision of $17.4 million, as compared to an effective tax rate of 27.7% and income tax provision of $15.5 million for 2005. Included in the calculation of the effective tax rate for 2005 was $2.8 million additional income tax provision associated with our decision to repatriate $40.0 million in foreign earnings pursuant to the special taxing provisions noted above. This

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriation affected our effective tax rate for 2005 by approximately 5.1%. The remaining net decrease in the effective tax rate resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2007 and 2006, we had approximately $244.6 million and $175.9 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to determine the amount of U.S. income tax payable in the event all such foreign earnings are repatriated.

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2007	2006
Excess of provision for bad debts over charge-offs	$2,400	$3,963
Net operating loss	691	1,558
Income tax credits	765	765
Excess of financial reporting over tax (tax over financial
reporting) for depreciation of fixed assets	925	(333)
Excess of tax over financial reporting amortization of
identifiable intangible assets and goodwill	(3,869)	(3,504)
Accrued compensation expenses recognized for financial reporting
purposes, not currently deductible for tax purposes	9,216	5,579
Accrued expenses recognized for financial reporting purposes,
not currently deductible for tax purposes	3,107	2,007
Accrued revenue	(172)	(347)

	13,063	9,688
Valuation allowance	(765)	(765)

Total deferred income tax assets, net	$12,298	$8,923

Deferred income tax assets, current	$8,701	$5,255

Deferred income tax assets, non-current	$3,597	$3,668

In the accompanying balance sheets, the current deferred income tax assets are included in prepaid expenses and other current assets, and the non-current income tax assets are included in other assets. The income tax credit of $0.8 million at December 31, 2007 and 2006 is comprised of a foreign tax credit (“FTC”) carryforward of $0.8 million at December 31, 2007 and 2006. The FTC carryforward will expire in 2014, if unused. As of and for the year ended December 31, 2007 and 2006, we recorded a valuation allowance of $0.8 million to reduce the value of FTC carryforwards to the estimated realizable amount.

As of December 31, 2007, we had state and foreign net operating losses (“NOLs”) of $12.5 million and $1.6 million, respectively. The state losses, if unused, will begin to expire, in varying amounts, after 2015. The foreign losses have an unlimited carryforward period. As of December 31, 2006, we had U.S. federal, state and foreign net operating losses (“NOLs”) of $2.3 million, $8.3 million and $0.9 million, respectively.

In addition, as a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2007 and 2006 that arose

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2007, we had unrecognized U.S. federal and state NOLs of $21.4 million and $8.1 million, respectively, related to the exercise of stock awards that resulted in a tax deduction before the realization of the tax benefit from that deduction. When realized, U.S. federal and state NOLs will result in a benefit recorded in APIC of $7.5 million and $0.5 million, respectively, with a corresponding decrease in income tax payable. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

As of December 31, 2007 and 2006, our additional paid in capital (“APIC”) pool of windfall tax benefits related to employee compensation was estimated to be $15.4 million and $17.2 million, respectively.

We operate under a special tax concession in Singapore, which is effective through 2012 and may be extended if certain additional requirements are satisfied. The tax concession reduces the tax rate on qualified sales and is conditional upon our meeting certain employment and investment thresholds. The impact of this tax concession decreased foreign taxes by $1.9 million, $2.7 million and $1.6 million for 2007, 2006 and 2005, respectively. The impact of the tax concession on diluted earnings per share was $0.07 per share, $0.09 per share and $0.06 per share for 2007, 2006 and 2005, respectively

Tax Contingencies

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

We performed a comprehensive review of our portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48 as of January 1, 2007. Based on our review and in connection with the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $12.0 million to retained earnings, an increase of $2.0 million in deferred income tax assets, the recognition of $2.9 million of assets related in unrecognized tax benefits (“FIN 48 assets”) and the recognition of $16.9 million of liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). In addition, the $5.1 million reserve for tax contingencies recorded under SFAS No. 5, “Accounting for Contingencies,” as of January 1, 2007, was reclassed to FIN 48 liabilities, resulting in total FIN 48 liabilities of $22.0 million. Our FIN 48 liabilities as of January 1, 2007 consisted of $16.4 million in unrecognized tax benefits, $2.3 million in interest (net after tax deduction) and $3.3 million in penalties. We recognize accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. In the accompanying consolidated balance sheet as of December 31, 2007, our FIN 48 liabilities are included in non-current income tax payable and our FIN 48 assets are included in non-current income tax receivable.

We recorded an increase of $3.8 million and $1.3 million to our FIN 48 liabilities and FIN 48 assets during 2007. In addition, during 2007, we recorded a decrease of $0.2 million to our FIN 48 liabilities related to a foreign currency translation expense, which is included in other expense, net, in the accompanying consolidated statements of income. During 2007, we recorded a decrease of $2.0 million for recognized temporary differences. As of December 31, 2007, our FIN 48 liabilities were $25.8 million and our FIN 48 assets were $4.2 million.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

2007
Unrecognized tax benefit—opening balance	$16,388
Gross decreases—tax positions in prior period	(472)
Gross increases—tax positions in current period	3,841
Gross decreases—tax positions in current period	(2,016)
Gross increases—acquired entities	397
Settlements	—
Lapse of statute of limitations	(252)

Unrecognized tax benefit—ending balance	$17,886

If our uncertain tax positions as of December 31, 2007 are sustained by the taxing authorities in our favor, approximately $14.0 million would reduce our income tax expense in the period the matter is considered settled in accordance with FIN 48. As of December 31, 2007, it does not appear that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We record accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, during 2007, we recorded accrued interest and penalties of $1.2 million and $0.7 million, respectively. As of December 31, 2007, we had recognized liabilities for interest and penalties of $3.6 million and $4.0 million, respectively. In addition, included in the aggregate total for interest and penalties are interest and penalties of $0.2 million and $0.5 million, respectively, related to the AVCARD acquisition.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	None	2004 - 2007
Chile	None	2001 - 2007
Colombia	None	2002 - 2007
Ecuador	None	2001 - 2007
Mexico	None	2001 - 2007
Puerto Rico	None	2001 - 2007
Singapore	None	2002 - 2007
United Kingdom	None	2003 - 2007

8. Shareholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for 2007, 2006 and 2005. Our Credit Facility agreement restricts the payment of cash dividends to a maximum of 50% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility agreement.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuance of Common Stock

In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility agreement. We did not repurchase any shares of common stock under these programs in 2007, 2006 or 2005. The following summarizes the status of our stock repurchase programs at December 31, 2007 (in thousands, except average price per share data):

Repurchase Programs	Authorized Stock Repurchases	Repurchases			Remaining Authorized Stock Repurchases
		Shares	Aggregate Cost	Average Price per Share
August 1998	$6,000	1,232	$6,000	$4.87	$—
January 2000	10,000	2,782	10,000	3.59	—
September 2000	10,000	736	3,987	5.42	6,013

		4,750	$19,987

In August 2005, our Board of Directors approved the retirement of all of the outstanding shares of our common stock owned by us and held as treasury stock. As a result, we retired 2,254,000 shares of our common stock which eliminated the treasury stock balance with an offsetting reduction in common stock and capital in excess of par value in the accompanying consolidated balance sheets. The retired shares constitute authorized but unissued shares of common stock.

Non-Employee Director Equity Awards

Each non-employee director received an equity award of 4,700 SSARs and 1,475 RSUs in 2007 and 4,300 SSARs and 1,500 RSUs in 2006 under the 2006 Omnibus Plan (the “2006 Plan). In addition, in 2006, we granted an aggregate of 400 shares of our common stock to two non-employee directors. For additional information on the 2006 Plan, see discussion below under “Share-Based Payment Plans.”

In 2005, each non-employee director received equity awards of 10,000 stock options under the 1993 Non-Employee Directors Stock Option Plan (“1993 Plan”), as amended, and 2,000 shares of our common stock pursuant to a stock grant program, which was separate from any share-based payment plans. We adopted the 2003 Stock Deferral Plan for non-employee directors to provide for deferral of stock grants. Under the 2004 Stock Deferral Plan, each non-employee director could elect to have any annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to our common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by us, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant’s termination of service as our director for any reason, or upon a change of control, the participant will receive a number of shares of common stock equal to the number of stock units credited to his account.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of stock and stock units issued to non-employee directors is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors are included as capital in excess of par value in shareholders’ equity.

In the aggregate, for 2005, an aggregate of 6,000 shares of our common stock and 6,000 shares of stock units was issued to our non-employee directors as a group. The weighted average fair value of the common stock granted during 2005 was $24.52 per share. There were approximately 12,000 stock units and 18,000 stock units outstanding as of December 31, 2007 and 2006, respectively. The aggregate value of the outstanding stock units was approximately $0.2 million and $0.4 million at December 31, 2007 and 2006, respectively, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description

In 1994, our shareholders approved the 1993 Plan, which was replaced by the 2006 Plan. As of December 31, 2007, there were 150,000 stock options outstanding under the 1993 Plan. The 1993 Plan will remain in effect so long as there are outstanding stock options which have not been exercised and, accordingly, the outstanding stock options continue to be governed by the 1993 Plan. At December 31, 2007, the outstanding stock options under the 1993 Plan will expire between May 2008 and June 2010.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”), as amended. The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”), as amended. As of December 31, 2007, there were 187,000 stock options outstanding under the 1996 Plan. The 1996 Plan will remain in effect so long as there are outstanding stock options which have not been exercised and, accordingly, the outstanding stock options continue to be governed by the 1996 Plan. At December 31, 2007, the outstanding stock options under the 1996 Plan will expire between April 2008 and October 2011.

In 2001, our shareholders approved the 2001 Plan. The 2001 Plan was replaced by the 2006 Plan. As of December 31, 2007, the following equity awards were outstanding under the 2001 Plan: 568,000 stock options; 948,000 SSARs; and 150,000 shares of unvested restricted stock. At December 31, 2007, the outstanding stock options under the 2001 Plan will expire between April 2008 and July 2009, the outstanding SSARs under the 2001 Plan will expire between January 2010 and March 2011 and the unvested restricted stock under the 2001 Plan will vest between January 2008 and March 2011. The 2001 Plan will remain in effect so long as there are outstanding stock options and SSARs which have not been exercised, or outstanding restricted stock which has not vested and, accordingly, the share-based payment awards continue to be governed by the 2001 Plan.

In June 2006, our shareholders approved the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of World Fuel’s other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 2006 Plan, a total of 1,500,000 shares of common stock are reserved for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock option plans, and any stock or stock options granted under the 2006 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, any shares purchased by us from employees to satisfy the option exercise prices and/or withholding taxes due upon vesting of restricted stock and exercise of stock options are added to the maximum number of shares that may be issued under the 2006 Plan. As of December 31, 2007, the aggregate number of shares of common stock which may be issued under the 2006 Plan were approximately 1,721,000 shares of which 597,000 shares have been granted. At December 31, 2007, the following equity awards were outstanding under the 2006 Plan: 352,000 SSARs; 16,000 RSUs; and 225,000 shares of unvested restricted stock. At December 31, 2007, the outstanding SSARs under the 2006 Plan will expire between March 2011 and April 2012 and the unvested restricted stock under the 2006 Plan will vest between September 2009 and November 2012. RSUs granted in 2007 to non-employee directors vest equally on a monthly basis over a one year period through June 2008. Once vested, the RSUs will remain outstanding until the date that the non-employee director to whom they were granted ceases, for any reason, to be a member of the Board of Directors.

Stock Options and Stock-Settled Stock Appreciation Rights Equity Awards

The following table summarizes the outstanding stock options, SSARs and RSUs issued pursuant to the plans described above as of December 31, 2007 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding options, SSARs and RSUs	(b) Weighted average exercise or conversion price of outstanding options and SSARs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Plan	368	$42.47	1,124
2001 Plan	1,516	24.53	—
1996 Plan	187	7.21	—
1993 Plan	150	21.09	—

	2,221	$25.69	1,124

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of our stock options outstanding and exercisable, and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Stock Options Outstanding				Stock Options Exercisable
	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2004	2,309	$10.31	$33,542	4.0	1,540	$8.44	$25,348	4.2
Granted	70	25.02
Exercised	(400)	10.08

At December 31, 2005	1,979	10.87	45,220	3.1	1,641	10.27	38,481	3.2
Exercised	(985)	8.20
Forfeited	(7)	28.05

At December 31, 2006	987	13.49	30,257	1.9	966	13.45	29,967	1.9
Exercised	(82)	11.71

At December 31, 2007	905	$13.74	$13,722	0.9	905	$13.74	$13,722	0.9

The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $2.4 million, $35.9 million and $8.6 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the stock option exercise price.

The following table summarizes the status of our SSARs outstanding and exercisable, and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSARs Outstanding				SSARs Exercisable
	SSARs	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSARs	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2004	—	$—	$—	—	—	$—	$—	—
Granted	369	24.63

At December 31, 2005	369	24.63	3,316	4.3	—	—	—	—
Granted	1,006	37.24
Forfeited	(110)	34.83

At December 31, 2006	1,265	33.77	13,527	4.0	2	23.23	47	3.5
Granted	43	42.07
Forfeited	(8)	40.20

At December 31, 2007	1,300	$34.00	$1,576	3.0	248	$27.10	$857	2.3

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of stock options and SSARs granted to employees and non-employee directors. The weighted average fair value of stock options and SSARs granted during 2007, 2006 and 2005 was $13.34 per share, $11.59 per share and $7.61 per share, respectively.

The weighted average assumptions used to determine the fair value of the stock options and SSARs granted for each of the following years are as follows:

	2007	2006	2005
Expected term (in years)	3.2	4.3	4.6
Volatility	38.5%	29.6%	30.7%
Dividend yields	0.3%	0.4%	0.6%
Risk-free interest rates	4.8%	4.8%	3.9%

Restricted Stock, Restricted Stock Units and Common Stock Equity Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant- date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
At December 31, 2004	452	$14.42	$11,255	2.4
Granted	88	25.43
Vested	(109)	13.05
Forfeited	(3)	23.71

At December 31, 2005	428	16.97	14,387	1.9
Granted	198	40.70
Vested	(71)	10.06
Forfeited	(13)	35.11

At December 31, 2006	542	26.40	24,097	2.1
Granted	108	38.24
Vested	(222)	16.29
Forfeited	(54)	36.51

At December 31, 2007	374	$34.69	$10,825	2.8

Included in the above table were 38,000 shares of restricted stock granted in connection with our acquisition of Tramp Oil in April 2004. This restricted stock was granted outside of any of our share-based payment plans with a fair value of $0.8 million at the date of grant and will vest in April 2009.

The aggregate value of restricted stock which vested during 2007, 2006 and 2005 was $9.6 million, $3.1 million and $3.7 million, respectively, based on the average high and low market price of our common stock at the vesting date.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the status of our restricted stock units and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data):

	RSUs Outstanding			RSUs Exercisable
	RSUs	Weighted Average Grant- date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant- date Fair Value	Aggregate Intrinsic Value
At December 31, 2005	—	$—	$—	—	$—	$—
Granted	11	42.45

At December 31, 2006	11	42.45	467	5	42.45	233
Granted	8	40.70
Exercised	(3)	42.45

At December 31, 2007	16	$41.50	$473	13	$41.74	$366

As of December 31, 2007, RSUs are only held by our non-employee directors. As of each cash dividend payment date with respect to common stock, each non-employee director had credited to his or her account, as maintained by us, a dividend equivalent amount equal to the cash dividend payable with respect to each share of common stock on such date. Upon the date that the non-employee director ceases, for any reason, to be a member of the Board of Directors, the dividend equivalent amount will be paid in cash.

As discussed above, in June 2006, we granted an aggregate of 400 shares of our common stock to two non-employee directors under the 2006 Plan. These share-based payments represent compensation for services rendered by the two non-employee directors during the past year as members of the Nominating Subcommittee of the Governance Committee for the Board of Directors.

The weighted average grant-date fair value of the common stock, restricted stock and RSUs granted under share-based payment plans during 2007, 2006 and 2005 was $41.86 per share, $40.79 per share and $25.37 per share, respectively.

Unrecognized Compensation Cost

As of December 31, 2007, there was $12.3 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost at December 31, 2007 is expected to be recognized as compensation expense over a weighted average period of 1.3 years as follows (in thousands):

Year Ended December 31,
2008	$6,530
2009	2,903
2010	1,795
2011	897
2012	182

$12,307

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2007 and 2006, we had outstanding bonds that were arranged in order to satisfy various security requirements of $19.2 million and $16.6 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments

As of December 31, 2007, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2008	$5,058
2009	4,590
2010	3,474
2011	2,998
2012	2,470
Thereafter	3,637

$22,227

We incurred rental expense for all properties and equipment of $5.3 million, $4.6 million and $4.1 million for 2007, 2006 and 2005, respectively.

In the normal course of business, we may enter into service contracts with minimum service fee commitments. As of December 31, 2007, we had certain telecommunication contracts with minimum service fee commitments of $3.7 million over the next two years. All other service contracts had insignificant minimum service fee commitments.

Sales and Purchase Commitments

As of December 31, 2007, fixed sales and purchase commitments under our derivative programs amounted to approximately $167.9 million and $184.0 million, respectively.

Additionally, as of December 31, 2007, we had entered into certain fixed price purchase commitments with corresponding fixed price sales commitments, the majority of which were satisfied within a two week period. These purchase and sales commitments were made in the normal course of business.

Employment Agreements

Both our Chairman and CEO and President and Chief Operating Officer (“COO”) have employment agreements, which among other provisions, provide for an individual base salary of approximately $0.5 million, and termination severance benefits. The CEO and COO employment agreements were extended for a one year period from July 2007 under the same terms and conditions. In March 2006, the Compensation Committee of the Board of Directors approved an increase in the base salary of the CEO and COO to approximately $0.6 million. Pursuant to these employment agreements, our CEO and COO are eligible to receive an annual bonus upon achievement of performance targets. Additional information on the annual incentive bonus of our CEO and COO is provided below in “Executive Incentive Plan.”

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and 2006, deferred compensation and accrued interest totaling $0.2 million was included in deferred compensation and other long-term liabilities in the accompanying consolidated balance sheets.

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

We have also entered into employment agreements or separation agreements with certain of our other executive officers and key employees. These agreements provide for minimum salary levels, and, in most cases, bonuses which are payable if specified performance goals are attained. Some executive officers and key employees are also entitled to severance benefits upon termination or non-renewal of their contracts under certain circumstances.

As of December 31, 2007, the approximate future minimum commitments under employment agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2008	$3,326
2009	510
2010	353

$4,189

Executive Incentive Plan

Our five most senior executives are eligible to receive annual bonuses under our 2003 Executive Incentive Plan (“Executive Incentive Plan”) upon achievement of annual performance targets. The five senior executives participating in the Executive Incentive Plan are: 1) CEO, 2) COO, 3) Chief Financial Officer (“CFO”), 4) Chief Risk and Administrative Officer (“CRAO”) and 5) Aviation Segment President (“Aviation President”). The bonus performance targets are generally based on net income and/or earnings per share growth. For 2007, our five most senior executives did not meet the minimum performance targets for annual bonuses. However, for our CFO, he will receive a guaranteed minimum annual bonus for 2007 of $0.1 million based on his employment offer letter. For 2006 and 2005, based on the achievement of the maximum performance targets, our CEO, COO, CRAO and Aviation President earned their respective maximum annual bonus amount. In addition to the above four senior executives, our former CFO also participated in the Executive Incentive Plan in 2005 and earned his maximum annual bonus amount based on the achievement of the maximum performance targets. Total annual bonuses earned by the above executives as a group was $0.1 million, $4.0 million and $3.4 million for 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, in the aggregate, the amount of bonus accrued under the Executive Incentive Plan was $0.1 million and $4.0 million, respectively, which was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Severance Costs

In June 2006, we recorded executive severance costs totaling $1.5 million in accordance with the terms of the separation agreement between us and our former Chief Financial Officer. Included in the executive severance costs are non-cash expenses of $0.1 million related to stock award compensation, net of the reversal of certain previously recognized compensation costs associated with forfeited stock awards. The payment of the $1.4 million cash severance costs will be made at various specified times over a period of two years. As of December 31, 2007, approximately $0.5 million of the cash severance remained unpaid and the accrual was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Deferred Compensation Plans

We maintain long-term service programs under which certain key employees receive cash awards for long-term service. Our liabilities under these programs were $0.4 million at December 31, 2007 and 2006.

As of December 31, 2007 and 2006, deferred sales bonus of $2.6 million and $2.7 million, respectively, was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During each of the years presented, we have made matching contributions of 25% for each 1% of the participants’ contributions up to 4% of the participants’ contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contributions of approximately $0.2 million for 2007, 2006 and 2005.

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contributions of approximately $0.8 million, $0.5 million and $0.6 million for 2007, 2006 and 2005, respectively.

Environmental and Other Liabilities; Uninsured Risks

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transportation and storage of fuel and fuel products. We are subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally require our subcontractors to carry liability insurance, not all subcontractors carry adequate insurance. Our marine and land businesses do not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulations.

Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, such as environmental claims. An uninsured or under-insured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position and results of operations.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50% by us and 50% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit were settled and released, at no cost to us.

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

Should we be added to the County Suit, we would vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) that Isthmian breached a barge charter agreement entered into between the two parties, (2) that Isthmian entered into the agreement as an agent on behalf of TOM, and (3) that TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

In August 2005, TOM filed a lawsuit against Isthmian seeking damages of approximately $3.1 million for breach of contract and wrongful conversion of fuel owned by TOM. In September 2005, Isthmian filed a counterclaim against TOM alleging that TOM is in breach of contract and seeking $5.0 million in damages. These actions are pending in a Panamanian maritime court. We believe Isthmian’s suit against TOM is without merit and we intend to vigorously defend the action.

Southeast Airlines Litigation

In November 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover amounts owed for jet fuel sold by WFSI to Southeast. In connection with the Southeast litigation, WFSI sued additional parties claiming an interest in Southeast’s assets. One of these parties,

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Joda LLC, filed a counterclaim against WFSI for damages and for replevin of certain aircraft and engines. In February 2008, all pending claims among WFSI, Southeast and Joda LLC were settled and finally dismissed at no cost to us.

Brendan Airways Litigation

WFSI is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed certain of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking an unspecified amount of damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

As of December 31, 2007, we had recorded certain reserves related to the foregoing proceedings which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in the proceedings described above and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations, or cash flows.

In addition to the matters described above, we are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations, or cash flows.

10. Business Segments, Geographic Information, and Major Customers

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning our revenue, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2007	2006	2005
Revenue:
Marine segment	$7,665,801	$5,785,095	$4,467,695
Aviation segment	5,460,838	4,579,337	3,938,266
Land segment	602,916	420,704	327,986

	$13,729,555	$10,785,136	$8,733,947

Income from operations:
Marine segment	$50,844	$44,225	$35,360
Aviation segment	60,796	56,648	39,882
Land segment	1,237	1,138	942

	112,877	102,011	76,184
Corporate overhead	(26,989)	(25,365)	(19,564)

	$85,888	$76,646	$56,620

Depreciation and amortization:
Marine segment, includes allocation from corporate	$2,255	$2,335	$2,084
Aviation segment, includes allocation from corporate	1,543	1,023	518
Land segment, includes allocation from corporate	157	83	6
Corporate	2,946	1,425	1,218

	$6,901	$4,866	$3,826

Capital expenditures:
Marine segment	$1,642	$1,049	$421
Aviation segment	1,010	1,802	616
Land segment	59	223	—
Corporate	13,726	15,374	6,472

	$16,437	$18,448	$7,509

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of December 31,
	2007	2006
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $6,682 and $6,496 at December 31, 2007 and 2006, respectively	$893,499	$591,587
Aviation segment, net of allowance for bad debt of $5,022 and $6,331 at December 31, 2007 and 2006, respectively	421,646	231,537
Land segment, net of allowance for bad debt of $940 and $1,456 at December 31, 2007 and 2006, respectively	55,511	36,960

	$1,370,656	$860,084

Goodwill
Marine segment	$36,112	$36,112
Aviation segment	15,837	8,054
Land segment	155	155

	$52,104	$44,321

Total assets:
Marine segment	$1,049,045	$756,848
Aviation segment	620,831	372,373
Land segment	58,153	39,074
Corporate	70,017	109,105

	$1,798,046	$1,277,400

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Information concerning our revenue, income from operations and total assets, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	As of and for the Year ended December 31,
	2007	2006	2005
Revenue:
United States	$5,790,071	$4,763,389	$4,047,400
Singapore	4,413,900	3,316,863	2,511,939
United Kingdom	2,143,646	1,615,763	1,303,462
Other foreign countries	1,381,938	1,089,121	871,146

Total	$13,729,555	$10,785,136	$8,733,947

Income (loss) from operations:
United States	$(289)	$3,966	$(2,115)
Singapore	44,875	35,731	29,003
United Kingdom	17,265	16,653	13,631
Other foreign countries	24,037	20,296	16,101

Total	$85,888	$76,646	$56,620

Non-current assets:
United States	$97,721	$48,460
Singapore	743	909
United Kingdom	15,921	13,195
Other foreign countries	18,353	18,745

	$132,738	$81,309

Total assets:
United States	$850,006	$491,800
Singapore	502,381	338,124
United Kingdom	404,577	302,370
Other foreign countries	41,082	145,106

	$1,798,046	$1,277,400

Major Customers

During each of the years presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2007 and 2006 (in thousands, except earnings per share data):

	March 31, 2007	June 30, 2007	September 30, 2007		December 31, 2007
Revenue	$2,702,209	$3,273,359	$3,608,465		$4,145,522

Gross profit	$51,168	$57,988	$62,275		$73,841

Net income	$14,829	$16,988	$14,826	(1)	$18,130	(2)

Basic earnings per share (4)	$0.53	$0.61	$0.53	(1)	$0.64	(2)

Diluted earnings per share	$0.51	$0.58	$0.51	(1)	$0.63	(2)

	March 31, 2006	June 30, 2006	September 30, 2006		December 31, 2006
Revenue	$2,534,006	$2,856,852	$2,775,545		$2,618,733

Gross profit	$49,745	$51,442	$55,161		$57,721

Net income	$14,977	$14,503	$17,199		$17,269	(3)

Basic earnings per share	$0.56	$0.53	$0.62		$0.62	(3)

Diluted earnings per share	$0.52	$0.50	$0.59		$0.60	(3)

(1)	Reflects an after-tax impairment charge of approximately $1.3 million, or $0.05 per basic and diluted share, related to a $1.9 million write-down of a short-term investment.

(2)

Reflects an after-tax impairment charge of approximately $1.7 million, or $0.06 per basic and diluted share, for a $2.4 million internally developed computer software costs related to an aviation project.

(3)

Reflects an after-tax benefit of approximately $1.0 million, or $0.03 per basic share and $0.04 per diluted share, related to a $1.5 million settlement of certain claims made against the former owners of Tramp Oil.

(4)

Basic earnings per share is computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic earnings per share amounts may not equal the annual basic earnings per share amount reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2008.

WORLD FUEL SERVICES CORPORATION

/S/ MICHAEL J. KASBAR
Michael J. Kasbar Director, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 28th day of February 2008.

Signature	Title

/s/ PAUL H. STEBBINS Paul H. Stebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Operating Officer

/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ KEN BAKSHI Ken Bakshi	Director

/s/ JOACHIM HEEL Joachim Heel	Director

/s/ RICHARD A. KASSAR Richard A. Kassar	Director

/s/ MYLES KLEIN Myles Klein	Director

/s/ J. THOMAS PRESBY J. Thomas Presby	Director

/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director