Form 10-Q
period 2008-03-31
WORLD FUEL SERVICES CORP
filed 2008-05-08
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The registrant had a total of 28,734,000 shares of common stock, par value $0.01 per share, issued and outstanding as of May 6, 2008.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended March 31, 2008 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and per share data)

	As of
	March 31, 2008	December 31, 2007
Assets:
Current assets:

Cash and cash equivalents	$76,016	$36,151
Restricted cash	—	10,000
Short-term investments	8,100	8,100
Accounts receivable, net	1,633,346	1,370,656
Inventories	118,140	103,029
Short-term derivative instruments	87,355	86,531
Prepaid expenses and other current assets	63,114	50,841

Total current assets	1,986,071	1,665,308

Property and equipment, net	37,708	36,870
Goodwill	52,404	52,104
Identifiable intangible assets, net	25,750	26,478
Long-term derivative instruments	7,026	7,108
Non-current income tax receivable	5,647	4,232
Other assets	7,600	5,946

Total assets	$2,122,206	$1,798,046

Liabilities:
Current liabilities:
Short-term debt	$114	$53
Accounts payable	1,328,795	1,066,971
Short-term derivative instruments	79,282	88,302
Customer deposits	47,205	38,452
Accrued expenses and other current liabilities	40,242	37,333

Total current liabilities	1,495,638	1,231,111

Long-term debt	83,445	45,191
Non-current income tax payable	27,789	25,791
Long-term derivative instruments	7,086	7,115
Deferred compensation and other long-term liabilities	5,044	4,961

Total liabilities	1,619,002	1,314,169

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 28,634,000 shares and 28,579,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	286	286
Capital in excess of par value	181,971	179,799
Retained earnings	320,946	303,757
Accumulated other comprehensive income	1	35

Total shareholders’ equity	503,204	483,877

Total liabilities and shareholders’ equity	$2,122,206	$1,798,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2008	2007
Revenue	$4,491,486	$2,702,209
Cost of sales	4,417,677	2,651,041

Gross profit	73,809	51,168

Operating expenses:
Compensation and employee benefits	29,498	22,685
Provision for bad debts	1,910	(387)
General and administrative	20,080	11,919

	51,488	34,217

Income from operations	22,321	16,951

Other (expense) income, net:
Interest (expense) income, net	(1,354)	873
Other, net	(870)	(100)

	(2,224)	773

Income before income taxes	20,097	17,724
Provision for income taxes	4,202	2,839

	15,895	14,885

Minority interest in income of consolidated subsidiaries	142	56

Net income	$15,753	$14,829

Basic earnings per share	$0.56	$0.53

Basic weighted average shares	28,287	28,003

Diluted earnings per share	$0.55	$0.51

Diluted weighted average shares	28,790	29,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$15,753	$14,829

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,910	(387)
Depreciation and amortization	2,870	1,332
Deferred income tax provision	(500)	(124)
Share-based payment compensation costs for employees and non-employee directors	1,673	1,829
Unrealized (gains) losses from derivatives and related hedged items, net	(1,412)	337
Other non-cash operating charges	236	(49)
Changes in operating assets and liabilities:
Assets:
Accounts receivable	(266,487)	(25,789)
Inventories	(15,121)	11,157
Short-term derivative instruments	3,399	(10,041)
Prepaid expenses and other current assets	(13,877)	(6,279)
Long-term derivative instruments	82	—
Non-current income tax receivable and other assets	(1,019)	(473)
Liabilities:
Accounts payable	261,824	11,117
Short-term derivative instruments	(9,020)	12,640
Accrued expenses and other current liabilities	3,931	(5,002)
Long-term derivative instruments	(87)	—
Non-current income tax payable, deferred compensation, customer deposits and other long-term liabilities	10,530	1,476

Total adjustments	(21,068)	(8,256)

Net cash (used in) provided by operating activities	(5,315)	6,573

Cash flows from investing activities:
Capital expenditures	(3,988)	(2,604)
Purchase of short-term investments	—	(15,058)
Proceeds from the sale of short-term investments	—	50
Acquisition of business, net of cash acquired	(100)	—

Net cash used in investing activities	(4,088)	(17,612)

Cash flows from financing activities:
Dividends paid on common stock	(1,085)	(1,063)
Minority interest distribution	(147)	—
Borowings under senior revolving credit facility	654,000	—
Repayments under senior revolving credit facility	(614,000)	—
Proceeds from exercise of stock options	753	429
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(254)	(371)
Restricted cash	10,000	(10,000)
Other	1	94

Net cash provided by (used in) financing activities	49,268	(10,911)

Net increase (decrease) in cash and cash equivalents	39,865	(21,950)
Cash and cash equivalents, at beginning of period	36,151	176,495

Cash and cash equivalents, at end of period	$76,016	$154,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

(Unaudited - In thousands)

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million at March 31, 2008 and 2007 and were paid in April 2008 and 2007.

We had capital expenditures of $0.3 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, which were included in accrued expenses and other current liabilities as of those dates.

In connection with the indemnification related to the uncollected accounts receivable of Kropp Holdings, Inc., we recorded a reduction in accounts receivable and the principal amount of the promissory note of $1.7 million (see Note 1). In addition, we recorded a decrease in the fair value of our acquired accounts receivable with a related increase in goodwill of $0.2 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

W orld Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Recent and Pending Acquisitions and Significant Accounting Policies

Recent Acquisition

In December 2007, we acquired all of the outstanding capital stock of Kropp Holdings, Inc., which we refer to as AVCARD, the brand name under which it does business. AVCARD offers a private label charge card and sells aviation fuel to the general aviation industry. The aggregate purchase price for the stock was approximately $63.4 million, including acquisition costs of approximately $0.6 million. The aggregate purchase price consisted of $58.4 million in cash and $5.0 million in the form of a promissory note, bearing interest of 5.0% per annum, payable in a single installment of principal and interest in December 2009. The seller indemnifies us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition which were not collected within 120 days after the acquisition. If we are indemnified and such accounts are subsequently collected by us within 2 years from the date of acquisition, we will reimburse the selling shareholders, less any related collection costs, in the same manner in which we were indemnified. As of March 31, 2008, approximately $1.9 million of the accounts receivable acquired at the acquisition date had not been collected. The purchase agreement provides that the first $200,000 in aggregate of indemnification claims are not recoverable by us. As of March 31, 2008 we had not asserted any other indemnification claims. Accordingly the amount of the indemnification related to the uncollected accounts receivable which reduced the principal amount of the promissory note as of March 31, 2008, was $1.7 million.

The purchase price of the AVCARD acquisition was allocated to the acquired net assets based on their estimated fair values. At the acquisition date, we recorded identifiable intangible assets totaling $22.9 million relating to the value attributable to certain customer, charge card holder and merchant relationships, non-compete agreements and trademark / tradename. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $7.8 million, of which $7.1 million is deductible for tax purposes. At March 31, 2008, we had not yet completed the allocation of the purchase price relating to AVCARD; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities may be adjusted in future periods.

Pending Acquisition

In March 2008, we signed a definitive agreement (the “Purchase Agreement”) to acquire certain assets of Texor Petroleum Company, Inc. (“Texor”), including the assets comprising Texor’s wholesale motor fuel distribution business, for a purchase price of approximately $104.0 million, subject to adjustment based on the net asset value of the acquired assets. In addition, we have agreed to assume certain ordinary course operating liabilities of Texor pursuant to the terms of the Purchase Agreement. The purchase price is to be paid in the form of a $14.0 million promissory note, with the remainder payable in cash. We may also elect to pay up to $10.0 million of the cash portion of the purchase price in shares of our common stock. The cash portion of the purchase price will be principally funded through our senior revolving credit facility (“Credit Facility”).

The closing of the transaction is subject to the satisfaction of a number of customary conditions, including the expiration or termination of any waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur within 75 days from the date of the Purchase Agreement.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2007 10-K Report.

Short-Term Investments

At March 31, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent as its original maturity date of August 23, 2007 was less than 90 days from the date of purchase. On the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of March 31, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.1 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at March 31, 2008 could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability. During the three months ended March 31, 2008 and 2007, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.1 million and $0.5 million, respectively, which is reflected as a reduction of cost of sales in the accompanying consolidated statements of income.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of derivatives which qualify and are designated as cash flow hedges. The following reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended March 31,
	2008	2007
Net income, as reported	$15,753	$14,829
Net unrealized loss on the mark to market of short-term investments and qualifying cash flow hedges, net of income tax benefit of $22 and $8 for the three months ended March 31, 2008 and 2007, respectively	(35)	(12)

Comprehensive income	$15,718	$14,817

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of the weighted average number of ‘in the money’ stock options, SSARs, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations.

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended March 31,
	2008	2007
Weighted average shares used in the calculation of basic earnings per share	28,287	28,003
Common stock equivalents	503	1,115

Weighted average shares used in the calculation of diluted earnings per share	28,790	29,118

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,285	998

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. In connection with the adoption of SFAS No. 157 on January 1, 2008 for our financial assets and liabilities, we recorded a cumulative adjustment to retained earnings of $2.5 million, net of $0.3 million in income tax, related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our statements of income when these transactions are scheduled to settle. In addition, the adoption of SFAS No. 157 accelerated the recognition of profit associated with certain of our derivative transactions, which did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, primarily our goodwill and intangible assets, to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

1.	Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Level 3 Inputs - Inputs that are unobservable for the asset or liability.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value of a specific asset or liability may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Vendor Allowances and Rebates

From time to time, we receive vendor allowances and volume rebates. Earned amounts are recorded as a reduction to cost of sales. Unearned amounts are deferred and recognized when conditions are met. For the three months ended March 31, 2008, we recognized earned rebates of $1.9 million. No material earned rebates were recorded for the three months ended March 31, 2007.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

2007 Statement of Cash Flows

We revised our cash flow presentation for the three months ended March 31, 2007 to correctly disclose $10.0 million of restricted cash received from one customer in January 2007 in the cash flows from financing section of the statement of cash flows. This revised presentation reflects a decrease of $10.0 million in the amounts of net cash flows from financing activities, the net change in cash and cash equivalents and the ending cash and cash equivalents balance from that previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for, financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. We are currently evaluating the impact, if any, that FAS 142-3 will have on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. The impact on us of the adoption of SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

Income Tax Benefits of Dividends on Share-Based Payment Awards. Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional capital in excess of par value. The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations, or cash flows.

Offsetting Fair Value Amounts. Effective January 1, 2008, we adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 permits entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, we elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of March 31, 2008, the right to reclaim collateral in the amount of $4.2 million was netted against the fair value of short-term derivative contracts in the accompanying consolidated balance sheets.

Fair Value Option. Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides an option, on an instrument-by-instrument basis, for certain financial instruments and other items that are not otherwise measured at fair value, to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is generally made at the acquisition of the instrument and may not be revoked. At adoption, we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of SFAS No. 159 did not have an impact on our financial position, results of operations, or cash flows.

2.	Debt

We have a Credit Facility which permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Outstanding borrowings under our Credit Facility totaled $80.0 million and $40.0 million at March 31, 2008 and December 31, 2007, respectively. Our issued letters of credit under the Credit Facility totaled $58.4 million and $55.1 million at March 31, 2008 and December 31, 2007, respectively. The Credit Facility expires on December 21, 2012.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2008, we believe we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis in October. As of March 31, 2008 and December 31, 2007, we had outstanding bank guarantees under this credit line of $4.1 million and $3.9 million, respectively.

Substantially all of the letters of credit issued under our Credit Facility and the credit line were provided to suppliers in the normal course of business and expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	March 31, 2008	December 31, 2007
Borrowings under Credit Facility	$80,000	$40,000
5.0% promissory note issued in connection with acquired business, payable in December 2009	3,313	5,000
5.0% promissory note issued in connection with acquired business, payable in March 2009	53	53
Other	192	191

Total debt	83,558	45,244
Short-term debt	114	53

Long-term debt	$83,444	$45,191

The aggregate maturities of debt as of March 31, 2008 are as follows (in thousands):

Period Ended December 31,
2008 (9 months)	$53
2009	3,419
2010	41
2011	27
2012	80,013
Thereafter	5

$83,558

For the three months ended March 31, 2008, we recorded $1.4 million of interest expense net of $0.5 million of interest income. For the three months ended March 31, 2007, we recorded $0.9 million of interest income net of $0.7 million of interest expense.

3.	Fair Value Measurements

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy described in the Summary of Significant Accounting Policies (see Note 1). Our Level 1 items consist of exchange traded futures. Our Level 2 items consist of foreign currency forward contracts, interest rate swap contracts, commodity swaps, commodity collars, non-designated derivatives in the form of physical forward purchase or sales commitments, hedged inventories and hedged physical forward purchase or sales commitments. Our Level 3 items consist of physical forward purchase or sales commitments and short-term investments.

Derivative instruments can have bid and ask prices that may be observed in the marketplace. Bid prices reflect the highest price that a market participant is willing to pay and ask prices reflect the lowest price that a market participant is willing to accept. Our policy is to consistently apply mid-market pricing for valuation of its derivative instruments.

Fair value of derivative instruments is derived using forward prices that take into account commodity prices, interest rates, credit risk ratings, option volatility and currency rates. In accordance with SFAS No. 157, the impact of our credit risk rating is also considered when measuring the fair value of liabilities. The fair value of derivative instruments may be based on a combination of valuation inputs that are on different hierarchy levels. The fair value disclosures are determined based on the lowest level input that is significant to the fair value measurement in its entirety. The nature of inputs that are considered Level 3 are modeled inputs. Factors that could warrant a Level 2 input to move to a Level 3 input may include lack of observable market data because of a decrease in market activity or a degradation of a short-term investment which requires us to value the investment based on a Level 3 input.

There were no significant changes to our valuation technique during the three months ended March 31, 2008.

The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Short-term investments	$—	$—	$8,100	$—	$8,100
Hedged item inventories	—	363	—	—	363
Derivatives	52	79,235	1,471	(308)	80,450
Hedged item commitments	—	14,168	—	(237)	13,931

Total	$52	$93,766	$9,571	$(545)	$102,844

Liabilities:
Hedged item inventories	$—	$300	$—	$—	$300
Derivatives	—	62,028	557	(4,965)	57,620
Hedged item commitments	—	28,953	27	(232)	28,748

Total	$—	$91,281	$584	$(5,197)	$86,668

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs (in thousands):

	Beginning Balance	Total gains(losses) (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Ending Balance	Change in unrealized gains(losses) relating to instruments still held at March 31, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	—	1,471	—	—	1,471	1,471

Total	$8,100	$1,471	$—	$—	$9,571	$1,471

Liabilities:
Derivatives	$—	$557	$—	$—	$557	$557
Hedged item commitments	—	27	—	—	27	27

Total	$—	$584	$—	$—	$584	$584

4.	Income Taxes

Our income tax provision for the three months ended March 31, 2008 and 2007 and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2008	2007
Income tax provision	$4,202	$2,839

Effective income tax rate	20.9%	16.0%

Our provision for income taxes for the three-month period ended March 31, 2007 was calculated based on the results of operations for that period due to the fact that we previously could not predict our future operating income in the jurisdictions in which we operate in sufficient detail for tax provision purposes. Our provision for income taxes for the three-month period ended March 31, 2008 was calculated based on the estimated effective tax rate for the full fiscal year 2008. However, the actual effective tax rate for the full fiscal year 2008 may be materially different.

During the three months ended March 31, 2008, we recorded an increase of $1.4 million and $0.2 million to our FIN 48 liabilities and FIN 48 assets, respectively. In addition, during the three months ended March 31, 2008, we recorded an increase of $0.6 million to our FIN 48 liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statement of income. As of March 31, 2008, our FIN 48 liabilities were $27.8 million and our FIN 48 assets were $4.4 million.

The higher effective tax rate for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

5.	Commitments and Contingencies

Agreements with Executives

We have entered into agreements with both our Chairman and Chief Executive Officer (“CEO”) and President and Chief Operating Officer (“COO”) containing identical terms, which, among other things, provide for such base salary, incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion and certain termination severance benefits. The CEO and COO agreements expire four years from the execution date, unless earlier terminated, and will automatically extend for successive one year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term.

Pursuant to their agreements, our CEO and COO are entitled to receive a cash severance payment if: (a) we terminate the executive’s employment without cause following a change of control or for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for good reason following a change of control; or (c) either the executive elects or we elect not to extend the term of the agreement. The severance payment is equal to $5,000,000 for a termination following a change of control and $3,000,000 in the other scenarios described above, a portion of which will be payable two years after the termination of the executive’s employment. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans until he is no longer eligible for coverage under COBRA. Thereafter, we will reimburse the executive for the cost of obtaining private health insurance coverage for a certain period of time.

All of the executives outstanding stock options, SSARs and stock grants will immediately vest in each scenario described in (a), (b) and (c) above except for awards assumed or substituted by a successor company in the event of a change of control and awards with multiple annual performance conditions. Any awards assumed or substituted will vest over a two-year period following termination of the executive’s employment while awards with multiple annual performance conditions must satisfy certain other requirements in order to accelerate their vesting terms.

The agreements also provide that in the event that any amount or benefit payable under the agreements, taken together with any amounts or benefits otherwise payable to the executive by us or any affiliated company, are subject to excise tax payments or parachute payments under Section 4999 of the Code, such amounts or benefits will be reduced but only if and to the extent that the after-tax present value of such amounts or benefits as so reduced would exceed the after-tax present value received by the executive before such reduction.

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50% by us and 50% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit were settled and released at no cost to us.

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

Southeast Airlines Litigation

In November 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover amounts owed for jet fuel sold by WFSI to Southeast. In connection with the Southeast litigation, WFSI sued additional parties claiming an interest in Southeast’s assets. One of these parties, Joda LLC, filed a counterclaim against WFSI for damages and for replevin of certain aircraft and engines. In February 2008, all pending claims among WFSI, Southeast and Joda LLC were settled and finally dismissed.

Brendan Airways Litigation

WFSI is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking an unspecified amount of damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

As of March 31, 2008, we had recorded certain reserves related to the foregoing proceedings which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in the proceedings described above and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

6.	Shareholders’ Equity

We declared cash dividends of $0.0375 per share for the three months ended March 31, 2008 and 2007. Our Credit Facility restricts the payment of cash dividends to a maximum of 50.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

7.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to SFAS 131, “Disclosures about Segments of and Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,
	2008	2007
Revenue:
Marine segment	$2,427,173	$1,486,455
Aviation segment	1,872,962	1,100,671
Land segment	191,351	115,083

	$4,491,486	$2,702,209

Gross Profit:
Marine segment	$36,945	$29,587
Aviation segment	35,079	19,758
Land segment	1,785	1,823

	$73,809	$51,168

Income from operations:
Marine segment	$17,656	$14,951
Aviation segment	12,382	7,712
Land segment	(742)	440

	29,296	23,103
Corporate overhead	(6,975)	(6,152)

	$22,321	$16,951

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	March 31, 2008	December 31, 2007
Accounts receivable, net:
Marine segment, net of allowance for bad debts of $7,354 and $6,682 at March 31, 2008 and December 31, 2007, respectively	$1,054,674	$893,499
Aviation segment, net of allowance for bad debts of $5,590 and $5,022 at March 31, 2008 and December 31, 2007, respectively	505,893	421,646
Land segment, net of allowance for bad debts of $1,182 and $940 at March 31, 2008 and December 31, 2007, respectively	72,779	55,511

	$1,633,346	$1,370,656

Goodwill:
Marine segment	$36,112	$36,112
Aviation segment	16,137	15,837
Land segment	155	155

	$52,404	$52,104

Total assets:
Marine segment	$1,247,888	$1,049,045
Aviation segment	731,560	620,831
Land segment	74,972	58,153
Corporate	67,786	70,017

	$2,122,206	$1,798,046

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2007 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Part II of this 10-Q Report under “Item 1A – Risk Factors.”

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer creditworthiness and our ability to collect accounts receivable;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions in the markets in which we operate;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third party service providers;

•	changes in credit terms extended to us from our suppliers;

•	material disruptions in the availability or supply of fuel;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	decline in value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	our ability to successfully integrate/implement our enterprise integration project;

•	the outcome of litigation;

•	compliance or lack of compliance with various environmental and other applicable laws and regulations; and

•	other risks, including those described in “Risk Factors” of our 2007 10-K Report and those described from time to time in our filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information or future events.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Overview

We are primarily engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In addition, as a result of the AVCARD acquisition in December 2007, we offer a private label charge card to customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of sales are significantly impacted by world oil prices as evidenced in part by our revenue and cost of sales increases year over year while our gross profit is not necessarily impacted by the change in world oil prices as our profitability is driven by gross profit per unit which is not directly correlated to the price of fuel. However, our gross profit can be impacted by significant movements in fuel prices during any given financial period due to our inventory average costing methodology. A significant increase in fuel prices can positively impact gross profit during any given financial period, while a significant decrease in fuel prices can negatively impact gross profit.

In our marine segment, we primarily purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales and as a percentage of processed credit card charges in our AVCARD business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debts.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See Part II – Other Information under “Item 1A – Risk Factors” of this Form 10-Q.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three months ended March 31, 2007 do not include the results of AVCARD as the acquisition of AVCARD was not completed until December 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Our revenue for the first quarter of 2008 was $4.5 billion, an increase of $1.8 billion, or 66.2%, as compared to the first quarter of 2007. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2008	2007	$ Change
Marine segment	$2,427,173	$1,486,455	$940,718
Aviation segment	1,872,962	1,100,671	772,291
Land segment	191,351	115,083	76,268

	$4,491,486	$2,702,209	$1,789,277

Our marine segment contributed $2.4 billion in revenue for the first quarter of 2008, an increase of $940.7 million, or 63.3%, as compared to the first quarter of 2007. Of the total increase in marine segment revenue, $889.8 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first quarter of 2008. The remaining increase of $50.9 million was due to increased sales volume as a result of additional sales to both new and existing customers.

Our aviation segment contributed $1.9 billion in revenue for the first quarter of 2008, an increase of $772.3 million, or 70.2%, as compared to the first quarter of 2007. Of the total increase in aviation segment revenue, $630.9 million was primarily due to an increase in the average price per gallon sold as a result of higher world oil prices in the first quarter of 2008 as well as increased revenue related to aviation services. The remaining increase of $141.4 million was due to increased sales volume primarily due to additional sales to both new and existing customers as well as sales volume from the AVCARD acquisition in December 2007.

Our land segment contributed $191.4 million in revenue for the first quarter of 2008, an increase of $76.3 million, or 66.3%, as compared to the first quarter of 2007. Of the total increase in land segment revenue, $56.3 million was due to an increase in the average price per gallon sold and $20.0 million was due to increased sales volume to both new and existing customers.

Gross Profit. Our gross profit for the first quarter of 2008 was $73.8 million, an increase of $22.6 million, or 44.2%, as compared to the first quarter of 2007. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2008	2007	$ Change
Marine segment	$36,945	$29,587	$7,358
Aviation segment	35,079	19,758	15,321
Land segment	1,785	1,823	(38)

	$73,809	$51,168	$22,641

Our marine segment gross profit for the first quarter of 2008 was $36.9 million, an increase of $7.4 million, or 24.9%, as compared to the first quarter of 2007. Contributing to the total increase in marine segment gross profit was $6.6 million in increased gross profit per metric ton sold and $0.8 million in increased sales volume.

Our aviation segment gross profit for the first quarter of 2008 was $35.1 million, an increase of $15.3 million, or 77.5%, as compared to the first quarter of 2007. Contributing to the total increase was $12.8 million in higher gross profit per gallon sold as compared to the prior year period which experienced low gross profit per gallon because of a decline in jet fuel prices in the early part of the first quarter, as well as increased gross profit related to aviation services and $2.5 million in increased sales volume.

Our land segment gross profit for the first quarter of 2008 was $1.8 million, a decrease of $38 thousand, or 2.1%, as compared to the first quarter of 2007. The decrease in land segment gross profit resulted from lower gross profit per gallon sold.

Operating Expenses. Total operating expenses for the first quarter of 2008 were $51.5 million, an increase of $17.3 million, or 50.5%, as compared to the first quarter of 2007. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,
	2008	2007	$ Change
Compensation and employee benefits	$29,498	$22,685	$6,813
Provision for bad debts	1,910	(387)	2,297
General and administrative	20,080	11,919	8,161

	$51,488	$34,217	$17,271

Of the total increase in operating expenses, $6.8 million was related to compensation and employee benefits, $2.3 million was related to provision for bad debt and $8.2 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to 2007 new hires to support our continued growing global business and an increase in incentive compensation. The increase in provision for bad debt was primarily due to an increase in fuel prices during the first quarter of 2008 and the effect of a reduction in provision for bad debts during the first quarter of 2007. The increase in general and administrative expenses of $8.2 million was primarily attributable to the following expenses: systems development, which included costs related to our enterprise integration project, professional and consulting fees, depreciation and amortization, office rent, telecommunication and business travel.

Income from Operations. Our income from operations for the first quarter of 2008 was $22.3 million, an increase of $5.4 million, or 31.7%, as compared to the first quarter of 2007. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2008	2007	$ Change
Marine segment	$17,656	$14,951	$2,705
Aviation segment	12,382	7,712	4,670
Land segment	(742)	440	(1,182)

	29,296	23,103	6,193
Corporate overhead - unallocated	(6,975)	(6,152)	(823)

	$22,321	$16,951	$5,370

Our marine segment earned $17.7 million in income from operations for the first quarter of 2008, an increase of $2.7 million, or 18.1%, as compared to the first quarter of 2007. This increase resulted from $7.4 million in higher gross profit, offset by increased operating expenses of $4.7 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, provision for bad debts and general and administrative expenses.

Our aviation segment income from operations was $12.4 million for the first quarter of 2008, an increase of $4.7 million, or 60.5%, as compared to the first quarter of 2007. This increase resulted from $15.3 million in higher gross profit, offset by increased operating expenses of approximately $10.6 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment generated a loss from operations of $0.7 million for the first quarter of 2008, a decrease of $1.2 million as compared to the first quarter of 2007. This decrease resulted from increased operating expenses primarily related to additional strategic investment in the segment which was attributable to increases in compensation and employee benefits and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $7.0 million for the first quarter of 2008, an increase of $0.8 million, or 13.4%, as compared to the first quarter of 2007. The increase in corporate overhead costs was attributable to increases in general and administrative expenses, offset by decreases in compensation and employee benefits.

Other Income and Expense, net. For the first quarter of 2008, we had other expense, net of $2.2 million compared to other income, net of $0.8 million for the first quarter of 2007. This $3.0 million change was primarily due to increased interest expense on our outstanding borrowings under our Credit Facility, a decrease in interest income during the first quarter of 2008 and increased foreign exchange losses during the first quarter of 2008.

Taxes. For the first quarter of 2008, our effective tax rate was 20.9% and our income tax provision was $4.2 million, as compared to an effective tax rate of 16.0% and an income tax provision of $2.8 million for the first quarter of 2007. The higher effective tax rate for the first quarter of 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first quarter of 2008 was $15.8 million, an increase of approximately $1.0 million, or 6.2%, as compared to the first quarter of 2007. Diluted earnings per share for the first quarter of 2008 was $0.55 per share, an increase of $0.04 per share, or 7.8%, as compared to the first quarter of 2007.

Liquidity and Capital Resources

We had $76.0 million of cash and cash equivalents as of March 31, 2008, as compared to $36.2 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2007. Additionally, at March 31, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.1 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at March 31, 2008 could change significantly based on future market conditions and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future. The commercial paper is classified as a short-term investment as of March 31, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

Our primary use of cash, cash equivalents and short-term investments is to fund receivables and the purchase of inventories. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers, and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Additionally, we use cash and cash equivalents as well as draw on our Credit Facility to fund acquisitions. In March, we signed a definitive agreement (“Purchase Agreement”) to acquire certain select assets and assume certain liabilities of Texor Petroleum Company, Inc. for a purchase price of approximately $104.0 million, subject to adjustment based on the net asset value of the acquired assets. The purchase price will be principally funded through our Credit Facility and is expected to close within 75 days from the date the Purchase Agreement was signed.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. As of March 31, 2008, we had $80.0 million in outstanding borrowings and $58.4 million in issued letters of credit.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. As of March 31, 2008, we had one interest rate protection arrangement in the form of an interest rate swap in the amount of $10.0 million to reduce our exposure to increases in interest rates. The interest rate protection arrangement expired on April 15, 2008. As of March 31, 2008, our weighted average interest rate on our borrowings under the Credit Facility, adjusting for the interest rate swap, was 3.8% per annum.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2008, we believe we were in compliance with all covenants under our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of March 31, 2008, we had outstanding bank guarantees aggregating $4.1 million under this credit line.

Net cash used in operating activities totaled $5.3 million for the first quarter of 2008 as compared to net cash provided by operating activities of $6.5 million for the first quarter of 2007. This $11.8 million increase in cash used in operating activities was primarily due to changes in operating assets and liabilities.

During the first quarter of 2008, net cash used in investing activities was $4.1 million compared to $17.6 million for the first quarter of 2007. This $13.5 million decrease in cash used in investing activities was due to a $15.0 million net decrease in short-term investments offset by a $1.4 million increase in capital expenditures.

Net cash provided by financing activities was $49.3 million for the first quarter of 2008 as compared to net cash used in financing activities of $10.9 million for the first quarter of 2007. This $60.2 million increase in cash provided by financing activities was primarily due to a $40.0 million increase in net borrowings under the Credit Facility, a net increase of $20.0 million resulting from the payment of restricted cash held as collateral from a customer and a $0.3 million increase in proceeds from the exercise of stock options.

Our current assets increased $320.8 million from December 31, 2007 primarily due to increases in cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets. Our accounts receivable of $1.6 billion at March 31, 2008 increased $262.7 million from December 31, 2007, primarily due to higher fuel prices, increased business activities and the acquisition of Kropp Holdings, Inc., (“AVCARD”). At March 31, 2008, the allowance for bad debt was $14.1 million, an increase of $1.5 million as compared to December 31, 2007. Inventories of $118.1 million at March 31, 2008 increased $15.1 million from December 31, 2007, primarily due to higher fuel prices. Prepaid expenses and other current assets of $63.1 million at March 31, 2008 increased $12.3 million from December 31, 2007, primarily due to increases in receivables related to transaction taxes and prepaid fuel.

Our current liabilities increased $264.5 million from December 31, 2007 primarily due to increases in accounts payable, customer deposits and accrued expenses and other current liabilities. Partially offsetting these increases was a decrease in short-term derivative instruments. Our long-term liabilities increased $40.3 million from December 31, 2007 primarily due to increased borrowings under our Credit Facility.

Shareholders’ equity was $503.2 million at March 31, 2008, as compared to $483.9 million at December 31, 2007. The increase in shareholders’ equity of $19.3 million was primarily due to $15.8 million in earnings, $2.5 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, $1.7 million of additional capital in excess of par value in connection with share-based payments and approximately $0.7 million from the exercise of stock options. Partially offsetting these increases was the declaration of $1.1 million in dividends and $0.3 million for the purchase of stock from employees to satisfy the required withholding taxes related to share-based awards.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, FIN 48 liabilities, debt and interest obligations, obligations related to agreements with executives and letters of credit, as described below, our contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2007 to March 31, 2008. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2007 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of March 31, 2008, our FIN 48 liabilities were $27.8 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $83.6 million at March 31, 2008 increased $38.3 million from December 31, 2007 primarily due to additional borrowings under our Credit Facility.

Obligations Related to Agreements with Executives. In March 2008, we entered into agreements with our Chairman and CEO and President and COO. Based on the current base salary of the CEO and COO and the contractual four-year term of the agreements, our obligations related to agreements with executives increased $1.2 million for each of the next 4 years.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2008, we had issued letters of credit totaling $58.4 million under our Credit Facility and credit line. For additional information on our Credit Facility and credit line, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1—Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for the outstanding derivative instruments shown below, there were no material changes from information provided in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of our 2007 10-K Report.

As of March 31, 2008, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2008	Fair Value Hedge Inventory	Effect on Hedged Item		16,086	0.02	(300)
		Futures (Sales)		16,086	0.01	174
		Swaps (Sales)		9,450	0.02	(168)
	Non-Designated	Collars (Purchases)		42,418	0.36	15,240
		Collars (Sales)		42,418	0.36	(15,213)
		Swaps (Purchases)		8,051	0.40	3,181
		Swaps (Sales)		8,051	0.38	(3,043)
	Fair Value Hedge Sales	Effect on Hedged Item		38,197	0.68	(25,988	)(1)
		Swaps (Purchases)		45,839	0.57	26,025	(1)
2009	Non-Designated	Collars (Purchases)		8,769	0.21	1,810
		Collars (Sales)		8,769	0.21	(1,807)
	Fair Value Hedge Sales	Effect on Hedged Item		7,069	0.31	(2,192)
		Swaps (Purchases)		10,117	0.22	2,194
2008	Fair Value Hedge Inventory	Effect on Hedged Item	37		9.89	363
		Futures (Sales)	5		25.96	(122)
		Swaps (Sales)	32		1.34	43
	Non-Designated	Purchase Commitments	272		77.87	21,170
		Sales Commitments	323		9.59	(3,095)
		Swaps (Purchases)	1,723		47.52	81,899
		Swaps (Sales)	1,880		51.34	(96,512)
	Fair Value Hedge Sales	Effect on Hedged Item	38		3.98	151
		Swaps (Purchases)	38		6.24	(237)
	Fair Value Hedge Purchases	Effect on Hedged Item	274		18.55	5,079
		Swaps (Sales)	274		18.91	(5,178)
2009	Non-Designated	Swaps (Purchases)	11		166.30	1,796
		Swaps (Sales)	11		161.48	(1,744)
	Fair Value Hedge Sales	Effect on Hedged Item	7		70.28	(506)
		Swaps (Purchases)	7		71.11	512
	Fair Value Hedge Purchases	Effect on Hedged Item	60		143.98	8,639	(2)
		Swaps (Sales)	60		146.32	(8,779	)(2)

						$3,392	(3)

(1)

The Mark to Market amount includes $8.7 million in unrealized net losses as of March 31, 2008 associated with sales commitments that were previously non-designated derivatives for which the normal purchase normal sales elections were made and subsequently were designated as hedged items in a fair value hedge relationship in the fourth quarter of 2007. The unrealized net losses as of March 31, 2008 were offset by $8.7 million in unrealized net gains associated with swaps related to the sales commitments.

(2)

The Mark to Market amount includes $4.7 million in unrealized net gains as of March 31, 2008 associated with purchase commitments that were previously non-designated derivatives for which the normal purchase normal sales elections were made and subsequently were designated as hedged items in a fair value hedge relationship in the fourth quarter of 2007. The unrealized net gains as of March 31, 2008 were offset by $4.7 million in unrealized net losses associated with swaps related to the purchase commitments.

(3)

This amount includes $2.0 million in unrealized net gains as of March 31, 2008 associated with the $2.8 million cumulative adjustment to retained earnings in connection with the adoption of SFAS No. 157 on January 1, 2008.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

We implemented our enterprise integration project which consists of a company-wide financial and commercial information system upgrade during the first quarter of 2008. We have updated our internal control over financial reporting as necessary to accommodate these changes.

With this change, management testing of the effectiveness of the new system’s impact on our internal control environment is ongoing, and most likely will not be complete until late 2008. Until the effectiveness of the new system is fully tested, management continues to perform other parallel procedures and analyses related to the financial closing and accrual process to ensure the integrity of our financial statements.

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

As described in “Item 3 – Legal Proceedings” of our 2007 10-K Report, we are involved in certain legal proceedings, some of which may be material. Except as set forth under “Southeast Airlines Litigation” and “Brendan Airways Litigation” in Note 5 of the “Notes to the Consolidated Financial Statements” in this 10-Q Report, there were no material developments in those proceedings during the three months ended March 31, 2008.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2007 10-K Report. There were no material changes to such risk factors during the first quarter of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2008 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
1/1/08-1/31/08	3	$29.03	—	$—	$—
2/1/08-2/29/08	5	27.35	—	—	—
3/1/08-3/31/08	2	28.07	—	—	—

Total	10	$27.94	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among World Fuel Services Corporation, World Fuel Services, Inc., Texor Petroleum Company, Inc., Thomas E. Gleitsman and Anthony E. Speiser, dated March 28, 2008.

10.1	Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008).

10.2	Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2008).

10.3	Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)