Form 10-Q
period 2008-06-30
WORLD FUEL SERVICES CORP
filed 2008-08-07
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had a total of 29,259,000 shares of common stock, par value $0.01 per share, issued and outstanding as of August 6, 2008.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended June 30, 2008 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except share and par value data)

	As of
	June 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$54,729	$36,151
Restricted cash	—	10,000
Short-term investments	8,100	8,100
Accounts receivable, net	1,858,732	1,370,656
Inventories	134,785	103,029
Short-term derivative instruments	179,168	86,531
Prepaid expenses and other current assets	85,590	50,841

Total current assets	2,321,104	1,665,308

Property and equipment, net	37,917	36,870
Goodwill	118,545	52,104
Identifiable intangible assets, net	63,030	26,478
Long-term derivative instruments	21,697	7,108
Other assets	14,359	10,178

Total assets	$2,576,652	$1,798,046

Liabilities:
Current liabilities:
Short-term debt	$4,788	$53
Accounts payable	1,439,053	1,066,971
Short-term derivative instruments	172,477	88,302
Customer deposits	69,938	38,452
Accrued expenses and other current liabilities	48,765	37,333

Total current liabilities	1,735,021	1,231,111

Long-term debt	246,189	45,191
Non-current income tax payable	29,180	25,791
Long-term derivative instruments	21,642	7,115
Deferred compensation and other long-term liabilities	4,321	4,961

Total liabilities	2,036,353	1,314,169

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 29,157,000 shares and 28,579,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	292	286
Capital in excess of par value	199,602	179,799
Retained earnings	340,405	303,757
Accumulated other comprehensive income	—	35

Total shareholders’ equity	540,299	483,877

Total liabilities and shareholders’ equity	$2,576,652	$1,798,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Revenue	$5,651,118	$3,273,359	$10,142,604	$5,975,568
Cost of revenue	5,556,796	3,215,371	9,974,473	5,866,412

Gross profit	94,322	57,988	168,131	109,156

Operating expenses:
Compensation and employee benefits	35,380	21,843	64,878	44,528
Provision for bad debt	8,147	(313)	10,057	(700)
General and administrative	20,973	14,392	41,053	26,311

	64,500	35,922	115,988	70,139

Income from operations	29,822	22,066	52,143	39,017

Other (expense) income, net:
Interest (expense) income, net	(2,507)	1,171	(3,861)	2,044
Other, net	(237)	381	(1,107)	281

	(2,744)	1,552	(4,968)	2,325

Income before income taxes	27,078	23,618	47,175	41,342
Provision for income taxes	6,502	6,506	10,704	9,345

	20,576	17,112	36,471	31,997

Minority interest in income of consolidated subsidiaries	28	124	170	180

Net income	$20,548	$16,988	$36,301	$31,817

Basic earnings per share	$0.72	$0.61	$1.28	$1.14

Basic weighted average shares	28,551	28,061	28,420	28,028

Diluted earnings per share	$0.71	$0.58	$1.26	$1.09

Diluted weighted average shares	28,931	29,103	28,857	29,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands, except share data)

	For the Six Months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$36,301	$31,817

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt	10,057	(700)
Depreciation and amortization	5,898	2,762
Deferred income tax benefit	(6,132)	(1,417)
Share-based payment compensation costs for employees and non-employee directors	3,885	3,657
Unrealized (gains) losses from derivatives and related hedged items, net	(3,552)	41
Other non-cash operating charges (credits)	230	(187)
Changes in assets and liabilities, net of acquisitions:
Assets:
Accounts receivable	(469,353)	(144,519)
Inventories	(29,395)	(10,148)
Short-term derivative instruments	(86,600)	(7,037)
Prepaid expenses and other current assets	(31,784)	(14,488)
Long-term derivative instruments	(14,093)	—
Non-current income tax receivable and other assets	(1,188)	(1,389)
Liabilities:
Accounts payable	358,862	166,138
Short-term derivative instruments	83,135	9,660
Customer deposits	30,945	20,829
Accrued expenses and other current liabilities	7,332	(14,014)
Long-term derivative instruments	14,527	—
Non-current income tax payable, deferred compensation, and other long-term liabilities	2,330	295

Total adjustments	(124,896)	9,483

Net cash (used in) provided by operating activities	(88,595)	41,300

Cash flows from investing activities:
Capital expenditures	(5,413)	(7,130)
Purchase of short-term investments	—	(20,060)
Proceeds from the sale of short-term investments	—	32,560
Acquisition of business, net of cash acquired	(93,366)	—

Net cash (used in) provided by investing activities	(98,779)	5,370

Cash flows from financing activities:
Dividends paid on common stock	(2,150)	(2,126)
Minority interest distribution	(147)	(426)
Borrowings under senior revolving credit facility	1,379,000	—
Repayments under senior revolving credit facility	(1,187,000)	—
Proceeds from exercise of stock options	1,847	626
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(387)	(939)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards	4,695	—
Restricted cash	10,000	(10,000)
Other	94	287

Net cash provided by (used in) financing activities	205,952	(12,578)

Net increase in cash and cash equivalents	18,578	34,092
Cash and cash equivalents, at beginning of period	36,151	176,495

Cash and cash equivalents, at end of period	$54,729	$210,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

(Unaudited - In thousands, except share data)

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million at June 30, 2008 and 2007, and were paid in July 2008 and 2007.

We had capital expenditures of $1.4 million for the six months ended June 30, 2007, which were included in accrued expenses and other current liabilities.

In connection with the indemnification related to the uncollected accounts receivable of Kropp Holdings, Inc., we recorded a reduction in accounts receivable and the principal amount of the promissory note payable of $0.4 million (see Note 1). In addition, we recorded a decrease in the fair value of our acquired accounts receivable with a related increase in goodwill of $0.2 million.

In June 2008, we issued a promissory note of $14.0 million and 410,088 shares of our common stock with an estimated fair value of $9.9 million in connection with our acquisition of certain assets of Texor Petroleum Company, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Recent Acquisitions and Significant Accounting Policies

Recent Acquisitions

2008 Acquisition

In June 2008, we completed the acquisition of certain assets of Texor Petroleum Company, Inc., including the assets comprising its wholesale motor fuel distribution business and the trade name Texor Petroleum (collectively, the “Texor business”). In connection with the acquisition, we also acquired the rights to operate eight retail gasoline stations. The financial position and results of operations of the Texor business have been included in our consolidated financial statements since June 1, 2008. The Texor business is primarily an independent distributor in Illinois and Indiana of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers. The aggregate purchase price of the acquired net assets was $117.6 million, including acquisition costs of $0.5 million. The aggregate purchase price was paid in the form of $93.7 million in cash, $9.9 million in shares of our common stock and $14.0 million in the form of a promissory note.

The purchase price of the acquisition of the Texor business was allocated to the acquired net assets based on their estimated fair values. At the acquisition date, we recorded identifiable intangible assets totaling $38.2 million relating to the value attributable to certain dealer and commercial customer relationships, supplier agreements, non-compete agreements, trademark / tradename, favorable operating lease terms and developed technology. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $66.1 million, which we anticipate will be entirely deductible for tax purposes. Under the terms of the purchase agreement, the sellers agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of the acquisition that were not collected within 120 days of the acquisition. To the extent that we have been indemnified with respect to certain accounts and such accounts are subsequently collected by us within three years from the date of the acquisition, we are obligated to reimburse the sellers, less any related collection costs, in the same manner in which we were indemnified. At June 30, 2008, we had not yet completed the allocation of the purchase price relating to the acquisition of the Texor business; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

The following reconciles the estimated fair values of the assets acquired, liabilities assumed, promissory notes and equity securities issued at acquisition date with cash paid for the acquisition of the business, net of cash acquired (in thousands):

Assets acquired:
Cash	$304
Accounts receivable	29,342
Inventories	1,560
Prepaid expenses and other current assets	62
Property and equipment	1,164
Identifiable intangible assets	38,218
Goodwill	66,141
Liabilities assumed:
Accounts payable	(13,220)
Transaction taxes payable	(5,262)
Accrued expenses and customer deposits	(755)

Purchase price	117,554
Promissory notes issued	(14,000)
Common stock issued	(9,884)

Cash paid for acquisition of business	93,670
Cash acquired	(304)

Cash paid for acquisition of business, net of cash acquired	$93,366

2007 Acquisition

In December 2007, we acquired all of the outstanding capital stock of Kropp Holdings, Inc., which we refer to as AVCARD, the brand name under which it does business. AVCARD offers a private label charge card and sells aviation fuel to the general aviation industry. The aggregate purchase price for the stock was approximately $63.4 million, including acquisition costs of approximately $0.6 million. The aggregate purchase price consisted of $58.4 million in cash and $5.0 million in the form of a promissory note.

The purchase price of the AVCARD acquisition was allocated to the acquired net assets based on their estimated fair values. At the acquisition date, we recorded identifiable intangible assets totaling $22.9 million relating to the value attributable to certain customer, charge card holder and merchant relationships, non-compete agreements and trademark / tradename. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $8.1 million, of which $7.4 million is deductible for tax purposes. At June 30, 2008, we had not yet completed the allocation of the purchase price relating to AVCARD; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

Under the terms of the purchase agreement, the seller agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. To the extent that we have been indemnified with respect to certain accounts and such accounts are subsequently collected by us within two years from the date of acquisition, we are obligated to reimburse the selling shareholders, less any related collection costs, in the same manner in which we were indemnified. As of June 30, 2008, approximately $0.6 million of the accounts receivable acquired at the acquisition date had not been collected. The purchase agreement provides that the first $0.2 million in aggregate of indemnification claims are not recoverable by us. As of June 30, 2008, we had not asserted any other indemnification claims. Accordingly, the amount of the indemnification related to the uncollected accounts receivable which reduced the principal amount of the promissory note as of June 30, 2008, was $0.4 million.

The following presents the unaudited pro forma results for the three and six months ended June 30, 2008 as if the Texor acquisition had been completed in January 2008, and the pro forma results for the three and six months ended June 30, 2007 as if the acquisitions of the Texor business and AVCARD had been completed in January 2007 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(pro forma)	(pro forma)	(pro forma)	(pro forma)
Revenue	$5,847,530	$3,549,826	$10,594,637	$6,451,673
Net income	$21,070	$17,949	$37,491	$33,266
Earnings per share:
Basic	$0.73	$0.63	$1.30	$1.17
Diluted	$0.72	$0.61	$1.28	$1.13

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2007 10-K Report.

Short-Term Investments

At June 30, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent as its original maturity date of August 23, 2007 was less than 90 days from the date of purchase. On the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of June 30, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.2 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at June 30, 2008 could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability. During the three and six months ended June 30, 2008, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.0 million and $2.1 million, respectively, as compared to $1.8 million and $2.3 million, during the three and six months ended June 30, 2007, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of derivatives which qualify and are designated as cash flow hedges. The following reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Net income, as reported	$20,548	$16,988	$36,301	$31,817
Net unrealized loss on the mark to market of short-term investments and qualifying cash flow hedges, net of income tax benefit of $22 for the six months ended June 30, 2008 and $20 and $28 for the three and six months ended June 30, 2007, respectively	—	(32)	(35)	(44)

Comprehensive income	$20,548	$16,956	$36,266	$31,773

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of the weighted average number of “in the money” stock options, SSARs, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations.

Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Weighted average shares used in the calculation of basic earnings per share	28,551	28,061	28,420	28,028
Common stock equivalents	380	1,042	437	1,079

Weighted average shares used in the calculation of diluted earnings per share	28,931	29,103	28,857	29,107

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,731	1,041	1,432	1,011

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. In connection with the adoption of SFAS No. 157 on January 1, 2008 for our financial assets and liabilities, we recorded a cumulative adjustment to retained earnings of $2.5 million, net of $0.3 million in income tax, related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our statements of income when these transactions are scheduled to settle. In addition, the adoption of SFAS No. 157 results in the acceleration of the recognition of profit associated with certain of our derivative transactions as compared to the manner in which they were recognized prior to the adoption of SFAS No. 157. We do not expect the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, primarily our goodwill and intangible assets, to have a material impact on our financial position, results of operations or cash flows.

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

Vendor and Customer Rebates

From time to time, we receive vendor rebates and provide customer rebates.

Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. These volume rebates are recognized as a reduction of cost of revenue in the period earned when realization is probable and estimatable and when certain other conditions are met. A portion of the rebates received from vendors is passed along to our customers. These rebates to our customers are recognized as a reduction of revenue in the period earned in accordance with the applicable customer agreements, and the rebate terms of the customer agreements are generally similar to those of the vendor agreements.

Some of these vendor rebate and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products. We routinely review the relevant, significant factors and make adjustments when the facts and circumstances dictate that an adjustment is warranted.

The amounts recorded as a reduction of revenue related to volume rebates paid to our customers were $0.2 million and $0.2 million for the three and six months ended June 30, 2008, respectively. The amounts recorded as a reduction of cost of revenue related to volume rebates received from vendors were $0.3 million and $2.2 million for the three and six months ended June 30, 2008, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Revision to 2007 Statement of Cash Flows

We revised our cash flow presentation for the three months ended June 30, 2007 to correctly disclose $10.0 million of restricted cash received from one customer in January 2007 in the cash flows from financing section of the statement of cash flows. This revised presentation reflects a decrease of $10.0 million in the amounts of net cash flows from financing activities, the net change in cash and cash equivalents and the ending cash and cash equivalents balance from that previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact, if any, that FSP No. EITF 03-6-1 will have on our consolidated financial statements.

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other generally accepted accounting principles in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

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

Offsetting Fair Value Amounts. Effective January 1, 2008, we adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 permits entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, we elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of June 30, 2008, the amounts of collateral netted against the fair value derivative contracts are disclosed in the table regarding our financial instruments measured at fair value on a recurring basis (see Note 3).

Fair Value Option. Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides an option, on an instrument-by-instrument basis, for certain financial instruments and other items that are not otherwise measured at fair value to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is generally made at the acquisition of the instrument and may not be revoked. At adoption, we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of SFAS No. 159 did not have an impact on our financial position, results of operations or cash flows.

2.	Debt

We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Outstanding borrowings under our Credit Facility totaled $232.0 million and $40.0 million at June 30, 2008 and December 31, 2007, respectively. Our issued letters of credit under the Credit Facility totaled $64.2 million and $55.1 million at June 30, 2008 and December 31, 2007, respectively. The Credit Facility expires on December 21, 2012.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility; trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2008, we believe we were in compliance with all covenants contained in our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. Letters of credit issued under this credit line are subject to fees at market rates payable semiannually and at maturity in arrears. This credit line is renewable on an annual basis in October. As of June 30, 2008 and December 31, 2007, we had outstanding bank guarantees under this credit line of $10.0 million and $3.9 million, respectively.

Substantially all of the letters of credit issued under our Credit Facility and the credit line were provided to suppliers in the normal course of business and generally expire within one year from their issuance. Expired letters of credit are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	June 30, 2008	December 31, 2007
Borrowings under Credit Facility	$232,000	$40,000
Promissory note issued in connection with acquired business, payable in three equal annual installments starting in June 2009	14,000	—
5.0% promissory note issued in connection with acquired business, payable in December 2009	4,638	5,000
5.0% promissory note issued in connection with acquired business, payable in March 2009	53	53
Other	286	191

Total debt	250,977	45,244
Short-term debt	4,788	53

Long-term debt	$246,189	$45,191

The promissory note issued in connection with acquired business of $14.0 million bears interest at an annual rate equal to the LIBOR Rate plus two percent, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%.

The aggregate maturities of debt as of June 30, 2008 are as follows (in thousands):

Period Ended December 31,
2008 (6 months)	$68
2009	9,414
2010	4,728
2011	4,713
2012	232,031
Thereafter	23

$250,977

For the three and six months ended June 30, 2008, we recorded $2.5 million interest expense, net of $0.6 million of interest income, and $3.9 million of interest expense, net of $1.1 million of interest income, respectively. For the three and six months ended June 30, 2007, we recorded $1.2 million of interest income, net of $0.6 million of interest expense and $2.0 million of interest income, net of $1.2 million of interest expense, respectively.

3.	Fair Value Measurements

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy described in the Summary of Significant Accounting Policies (see Note 1). Our Level 1 items consist of exchange traded futures. Our Level 2 items consist of interest rate swap contracts, commodity swaps, commodity collars, non-designated derivatives in the form of physical forward purchase or sales commitments, hedged inventories and hedged physical forward purchase or sales commitments. Our Level 3 items consist of physical forward purchase or sales commitments, foreign currency forward contracts and short-term investments. Realized and unrealized gains and losses of our physical forward purchase or sales commitments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as a component of either revenue or cost of revenue based on the underlying transaction type. Realized and unrealized gains and losses of our foreign currency forward contracts measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as a component of either revenue or cost of revenue based on the underlying transaction type. Realized and unrealized gains and losses of our short-term investments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as other expense/income.

Derivative instruments can have bid and ask prices that may be observed in the marketplace. Bid prices reflect the highest price that a market participant is willing to pay and ask prices reflect the lowest price that a market participant is willing to accept. Our policy is to consistently apply mid-market pricing for valuation of our derivative instruments.

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

There were no significant changes to our valuation technique during the six months ended June 30, 2008.

The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Short-term investments	$—	$—	$8,100	$—	$8,100
Hedged item inventories	—	3,685	—	—	3,685
Derivatives	—	143,724	292	(300)	143,716
Hedged item commitments	—	57,149	—	—	57,149

Total	$—	$204,558	$8,392	$(300)	$212,650

Liabilities:
Derivatives	$959	$195,539	$1,124	$(5,859)	$191,763
Hedged item commitments	—	2,356	—	—	2,356

Total	$959	$197,895	$1,124	$(5,859)	$194,119

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the three months ended June 30, 2008 (in thousands):

	Balance, beginning of period	Total gains/losses (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Balance, end of period	Change in unrealized gains/losses relating to instruments still held at June 30, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	1,471	292	(1,471)	—	292	—

Total	$9,571	$292	$(1,471)	$—	$8,392	$—

Liabilities:
Derivatives	$557	$1,124	$(557)	$—	$1,124
Hedged item commitments	27	—	(27)	—	—	—

Total	$584	$1,124	$(584)	$—	$1,124	$—

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the six months ended June 30, 2008 (in thousands):

	Balance, beginning of period	Total gains/losses (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Balance, end of period	Change in unrealized gains/losses relating to instruments still held at June 30, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	—	1,763	(1,471)	—	292	—

Total	$8,100	$1,763	$(1,471)	$—	$8,392	$—

Liabilities:
Derivatives	$—	$1,681	$(557)	$—	$1,124	$—
Hedged item commitments	—	27	(27)	—	—	—

Total	$—	$1,708	$(584)	$—	$1,124	$—

4.	Income Taxes

Our income tax provision for the three and six months ended June 30, 2008 and 2007 and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Income tax provision	$6,502	$6,506	$10,704	$9,345

Effective income tax rate	24.0%	27.5%	22.7%	22.6%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2007 was calculated based on the results of operations for that period due to the fact that we previously could not predict our future operating income in the jurisdictions in which we operate in sufficient detail for tax provision purposes. Our provision for income taxes for the three-month and six-month periods ended June 30, 2008 was calculated based on the estimated effective tax rate for the full 2008 fiscal year. However, the actual effective tax rate for the full 2008 fiscal year may be materially different.

During the three months ended June 30, 2008, we recorded an increase of $1.8 million of liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) and $0.4 million of assets related to unrecognized tax benefits (“FIN48 assets”). In addition, during the three months ended June 30, 2008, we recorded a reduction of $0.4 million to our FIN 48 liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statement of income. As of June 30, 2008, our FIN 48 liabilities were $29.2 million and our FIN 48 assets were $4.8 million. As of June 30, 2008, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The lower effective tax rate for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates. The slightly higher effective tax rate for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

5.	Commitments and Contingencies

Vendor and Customer Rebates and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically our branded dealers in our land operations) elect to discontinue selling the specified brand of fuel at certain locations. As of June 30, 2008, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $14.8 million. Of this amount, approximately $13.2 million would be due to us from our branded dealers under similar agreements between us and the branded dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

Agreements with Named Executive Officers

In March 2008, we entered into new agreements with both our Chairman and Chief Executive Officer (“CEO”) and President and Chief Operating Officer (“COO”) containing identical terms, which, among other things, provide for such base salary, incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion and certain termination severance benefits. The CEO and COO agreements expire four years from the execution date, unless earlier terminated, and will automatically extend for successive one year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term.

Pursuant to their agreements, our CEO and COO are entitled to receive a cash severance payment if: (a) we terminate the executive’s employment without cause following a change of control or for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns for good reason following a change of control; or (c) either the executive elects or we elect not to extend the term of the agreement. The severance payment is equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of the executive’s employment. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans until he is no longer eligible for coverage under COBRA. Thereafter, we will reimburse the executive for the cost of obtaining private health insurance coverage for a certain period of time.

All of the executive’s outstanding stock options, SSARs and stock grants will immediately vest in each scenario described in (a), (b) and (c) above except for awards assumed or substituted by a successor company in the event of a change of control and awards with multiple annual performance conditions. Any awards assumed or substituted will vest over a two-year period following termination of the executive’s employment while awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.

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

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) in the state circuit court in and for Miami-Dade County against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”). We have previously reported that Page Avjet Fuel Co., LLC (“PAFCO”), a limited liability company owned 50% by us and 50% by Signature Flight Support Corporation, was a defendant in the County Suit. As of June 30, 2007, all claims against PAFCO in the County Suit were settled and released at no cost to us.

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

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel related services to TOM in Panama. In its suit, Atlantic alleges (1) Isthmian breached a barge charter agreement entered into between the two parties, (2) Isthmian entered into the agreement as an agent on behalf of TOM, and (3) TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

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

As of June 30, 2008, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

Other Matters

In addition to the matters described above, we are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows.

6.	Shareholders’ Equity

We declared cash dividends of $0.075 per share for the six months ended June 30, 2008 and 2007. Our Credit Facility restricts the payment of cash dividends to a maximum of 50.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

7.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations since the June 2008 acquisition of the Texor business and its assets and liabilities are included in our land segment and the results of operations since the December 2007 acquisition of AVCARD and its assets and liabilities are included in our aviation segment. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2008	2007	2008	2007
Revenue:
Marine segment	$3,034,017	$1,825,230	$5,461,190	$3,311,685
Aviation segment	2,251,385	1,293,992	4,124,347	2,394,663
Land segment	365,716	154,137	557,067	269,220

	$5,651,118	$3,273,359	$10,142,604	$5,975,568

Gross profit:
Marine segment	$44,423	$25,273	$81,368	$54,860
Aviation segment	45,232	30,701	80,311	50,459
Land segment	4,667	2,014	6,452	3,837

	$94,322	$57,988	$168,131	$109,156

Income from operations:
Marine segment	$23,684	$11,155	$41,340	$26,106
Aviation segment	17,787	16,734	30,169	24,446
Land segment	(628)	455	(1,370)	895

	40,843	28,344	70,139	51,447
Corporate overhead	(11,021)	(6,278)	(17,996)	(12,430)

	$29,822	$22,066	$52,143	$39,017

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	June 30, 2008	December 31, 2007
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,276 and $6,682 at June 30, 2008 and December 31, 2007, respectively	$1,250,808	$893,499
Aviation segment, net of allowance for bad debt of $11,009 and $5,022 at June 30, 2008 and December 31, 2007, respectively	496,501	421,646
Land segment, net of allowance for bad debt of $2,754 and $940 at June 30, 2008 and December 31, 2007, respectively	111,423	55,511

	$1,858,732	$1,370,656

Goodwill:
Marine segment	$36,112	$36,112
Aviation segment	16,137	15,837
Land segment	66,296	155

	$118,545	$52,104

Total assets:
Marine segment	$1,560,405	$1,049,045
Aviation segment	743,192	620,831
Land segment	220,501	58,153
Corporate	52,554	70,017

	$2,576,652	$1,798,046

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	Customer creditworthiness and our ability to collect accounts receivable;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third party service providers;

•	changes in credit terms extended to us from our suppliers;

•	material disruptions in the availability or supply of fuel;

•	loss of key suppliers;

•	adverse conditions in the business segments in which our customers operate;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	increases in interest rates;

•	decline in value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	our ability to successfully integrate our enterprise integration project;

•	the outcome of litigation;

•	our ability to comply with federal and state laws and regulations including those related to environmental matters; and

•	other risks, including those described in “Risk Factors” of our 2007 10-K Report and those described from time to time in our filings with the SEC.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview

We are primarily engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In addition, as a result of the AVCARD acquisition in December 2007, we offer a private label charge card to customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market; and through our acquisition of certain assets of Texor Petroleum Company, Inc. (the “Texor business”) in June 2008, we also offer branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers, and we operate eight retail gasoline stations. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of revenue are significantly impacted by world oil prices as evidenced in part by our revenue and cost of revenue increases year over year, while our gross profit is not necessarily impacted by the change in world oil prices, as our profitability is driven by gross profit per unit, which is not directly correlated to the price of fuel. However, our gross profit can be impacted by significant movements in fuel prices during any given financial period due to our inventory average costing methodology. A significant increase in fuel prices can positively impact gross profit during any given financial period, while a significant decrease in fuel prices can negatively impact gross profit.

In our marine segment, we primarily purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales, and in the case of the aviation segment, a percentage of processed credit card charges related to our AVCARD business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

We may experience decreases in future sales volume and margins as a result of deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. See Part II – Other Information under “Item 1A – Risk Factors” of this 10-Q Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three and six months ended June 30, 2007 do not include (i) the results of AVCARD since the acquisition was not completed until December 2007, or (ii) the results of the Texor business since the acquisition was not completed until June 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Our revenue for the second quarter of 2008 was $5.7 billion, an increase of $2.4 billion, or 72.6%, as compared to the second quarter of 2007. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2008	2007	$ Change
Marine segment	$3,034,017	$1,825,230	$1,208,787
Aviation segment	2,251,385	1,293,992	957,393
Land segment	365,716	154,137	211,579

	$5,651,118	$3,273,359	$2,377,759

Our marine segment contributed $3.0 billion in revenue for the second quarter of 2008, an increase of $1.2 billion, or 66.2%, as compared to the second quarter of 2007. Of the total increase in marine segment revenue, $912.2 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the second quarter of 2008. The remaining increase of $296.6 million was due to increased sales volume as a result of additional sales to both new and existing customers.

Our aviation segment contributed $2.3 billion in revenue for the second quarter of 2008, an increase of $957.4 million, or 74.0%, as compared to the second quarter of 2007. Of the total increase in aviation segment revenue, $895.6 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the second quarter of 2008. The remaining increase of $61.8 million was due to increased sales volume primarily attributable to incremental sales from the AVCARD acquisition, which was completed in December 2007, as well as additional sales to both new and existing customers and increased revenue related to aviation services.

Our land segment contributed $365.7 million in revenue for the second quarter of 2008, an increase of $211.6 million as compared to $154.1 million for the second quarter of 2007. Of the total increase in land segment revenue, $93.2 million was due to an increase in the average price per gallon sold. The remaining increase of $118.4 million was due to increased sales volume primarily attributable to incremental sales resulting from the acquisition of the Texor business, which was completed in June 2008, as well as additional sales to both new and existing customers in our existing business.

Gross Profit. Our gross profit for the second quarter of 2008 was $94.3 million, an increase of $36.3 million, or 62.7%, as compared to the second quarter of 2007. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2008	2007	$ Change
Marine segment	$44,423	$25,273	$19,150
Aviation segment	45,232	30,701	14,531
Land segment	4,667	2,014	2,653

	$94,322	$57,988	$36,334

Our marine segment gross profit for the second quarter of 2008 was $44.4 million, an increase of $19.2 million, or 75.8%, as compared to the second quarter of 2007. Contributing to the total increase in marine segment gross profit was $15.6 million in increased gross profit per metric ton sold and $3.6 million due to increased sales volume.

Our aviation segment gross profit for the second quarter of 2008 was $45.2 million, an increase of $14.5 million, or 47.3%, as compared to the second quarter of 2007. Of the increase in aviation segment gross profit, $9.9 million was due to higher gross profit per gallon sold and $4.6 million in increased sales volume primarily due to the inclusion of AVCARD results as well as increased gross profit related to aviation services and sales volume in our existing business.

Our land segment gross profit for the second quarter of 2008 was $4.7 million, an increase of $2.7 million as compared to $2.0 million for the second quarter of 2007. The increase was primarily due to the inclusion of the results of the Texor business as well as increased gross profit per gallon sold and sales volume in our existing business.

Operating Expenses. Total operating expenses for the second quarter of 2008 were $64.5 million, an increase of $28.6 million, or 79.6%, as compared to the second quarter of 2007. The following table sets forth our expense categories (in thousands):

	For the Three Months ended June 30,
	2008	2007	$ Change
Compensation and employee benefits	$35,380	$21,843	$13,537
Provision for bad debts	8,147	(313)	8,460
General and administrative	20,973	14,392	6,581

	$64,500	$35,922	$28,578

Of the total increase in operating expenses, $13.5 million was related to compensation and employee benefits, $8.5 million was related to provision for bad debt and $6.6 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to new hires to support our continued growing global business, higher incentive compensation and the incremental compensation and employee benefits costs related to the acquisitions of AVCARD and the Texor business. The increase in provision for bad debt was primarily due to our assessment of risk related to certain of our customers due in part to higher fuel prices which resulted in an increase in reserves for specific accounts as well as general reserves and the effect of a reduction in provision for bad debts during the second quarter of 2007. The increase in general and administrative expenses of $6.6 million, which includes the incremental general and administrative expenses related to the acquisitions of AVCARD and the Texor business, was primarily attributable to the following expenses: systems development, which included costs related to our enterprise integration project, professional and consulting fees, depreciation and amortization, office rent, telecommunication and business travel.

Income from Operations. Our income from operations for the second quarter of 2008 was $29.8 million, an increase of $7.8 million, or 35.1%, as compared to the second quarter of 2007. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2008	2007	$ Change
Marine segment	$23,684	$11,155	$12,529
Aviation segment	17,787	16,734	1,053
Land segment	(628)	455	(1,083)

	40,843	28,344	12,499
Corporate overhead - unallocated	(11,021)	(6,278)	(4,743)

	$29,822	$22,066	$7,756

Our marine segment earned $23.7 million in income from operations for the second quarter of 2008, an increase of $12.5 million as compared to the second quarter of 2007. This increase resulted from $19.2 million in higher gross profit, offset by increased operating expenses of approximately $6.7 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, driven principally by incentive based compensation, provision for bad debt and general and administrative expenses.

Our aviation segment income from operations was $17.8 million for the second quarter of 2008, an increase of $1.1 million, or 6.3%, as compared to the second quarter of 2007. This increase resulted from $14.5 million in higher gross profit, offset by increased operating expenses of approximately $13.4 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses, was primarily attributable to increases in provision for bad debt, compensation and employee benefits and general and administrative expenses.

Our land segment generated a loss from operations of $0.6 million for the second quarter of 2008, a decrease of $1.1 million as compared to the second quarter of 2007. This decrease resulted from an increase in the provision for bad debt, partially offset by incremental income from operations as a result of the acquisition of the Texor business.

Corporate overhead costs not charged to the business segments were $11.0 million for the second quarter of 2008, an increase of $4.7 million, or 75.5%, as compared to the second quarter of 2007. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits, including incentive based compensation and general and administrative expenses.

Other Income and Expense, net. For the second quarter of 2008, we had other expense, net of $2.7 million compared to other income, net of $1.6 million for the second quarter of 2007. This $4.3 million change was primarily due to increased interest expense related to higher outstanding borrowings under our Credit Facility and lower earned interest income as well as increased foreign exchange losses.

Taxes. For the second quarter of 2008, our effective tax rate was 24.0% and our income tax provision was $6.5 million, as compared to an effective tax rate of 27.5% and an income tax provision of $6.5 million for the second quarter of 2007. The lower effective tax rate for the second quarter of 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the second quarter of 2008 was $20.5 million, an increase of $3.6 million, or 21.0%, as compared to the second quarter of 2007. Diluted earnings per share for the second quarter of 2008 was $0.71 per share, an increase of $0.13 per share, or 22.4%, as compared to the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Our revenue for the first six months of 2008 was $10.1 billion, an increase of $4.2 billion, or 69.7%, as compared to the first six months of 2007. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2008	2007	$ Change
Marine segment	$5,461,190	$3,311,685	$2,149,505
Aviation segment	4,124,347	2,394,663	1,729,684
Land segment	557,067	269,220	287,847

	$10,142,604	$5,975,568	$4,167,036

Our marine segment contributed $5.5 billion in revenue for the first six months of 2008, an increase of $2.1 million, or 64.9%, as compared to the first six months of 2007. Of the total increase in marine segment revenue, $1.8 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first six months of 2008. The remaining increase of $326.5 million was due increased sales volume to both new and existing customers.

Our aviation segment contributed $4.1 billion in revenue for the first six months of 2008, an increase of $1.7 billion, or 72.2%, as compared to the first six months of 2007. Of the total increase in aviation segment revenue, $1.5 billion was primarily due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2008. The remaining increase of $223.4 million was due to increased sales volume primarily due to additional sales to both new and existing customers as well as incremental sales from the AVCARD acquisition, which was completed in December 2007, and increased revenue related to aviation services.

Our land segment contributed $557.1 million in revenue for the first six months of 2008, an increase of $287.8 million as compared to the first six months of 2007. Of the total increase in land segment revenue, $149.2 million was due to an increase in the average price per gallon sold. The remaining increase of approximately $138.6 million was due to increased sales volume primarily attributable to incremental sales resulting from the acquisition of the Texor business, which was completed in June 2008, as well as additional sales to both new and existing customers.

Gross Profit. Our gross profit for the first six months of 2008 was $168.1 million, an increase of $59.0 million, or 54.0%, as compared to the first six months of 2007. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2008	2007	$ Change
Marine segment	$81,368	$54,860	$26,508
Aviation segment	80,311	50,459	29,852
Land segment	6,452	3,837	2,615

	$168,131	$109,156	$58,975

Our marine segment gross profit for the first six months of 2008 was $81.4 million, an increase of $26.5 million, or 48.3%, as compared to the first six months of 2007. Contributing to the total increase in marine segment gross profit was $21.9 million in increased gross profit per metric ton sold and approximately $4.6 million due to increased sales volume.

Our aviation segment gross profit for the first six months of 2008 was $80.3 million, an increase of $29.9 million, or 59.2%, as compared to the first six months of 2007. Of the increase in aviation gross profit, approximately $18.9 million was due to higher gross profit per gallon sold and $11.0 million primarily due to the inclusion of AVCARD results as well as increased sales volume in our existing business and gross profit related to aviation services.

Our land segment gross profit for the first six months of 2008 was $6.5 million, an increase of $2.6 million, or 68.2%, as compared to the first six months of 2007. The increase was primarily due to the inclusion of the results of the Texor business and increases in volume partially offset by lower gross profit per gallon from our existing business.

Operating Expenses. Total operating expenses for the first six months of 2008 were $116.0 million, an increase of $45.9 million, or 65.4%, as compared to the first six months of 2007. The following table sets forth our expense categories (in thousands):

	For the Six Months ended June 30,
	2008	2007	$ Change
Compensation and employee benefits	$64,878	$44,528	$20,350
Provision for bad debts	10,057	(700)	10,757
General and administrative	41,053	26,311	14,742

	$115,988	$70,139	$45,849

Of the total increase in operating expenses, $20.4 million was related to compensation and employee benefits, $10.8 million was related to provision for bad debt and $14.7 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to new hires to support our continued growing global business, higher incentive compensation and the incremental compensation and employee benefits costs related to the acquisitions of AVCARD and the Texor business. The increase in provision for bad debt was primarily due to our assessment of risk related to certain of our customers due in part to higher fuel prices which resulted in an increase in reserves for specific accounts as well as the general reserves and the effect of a reduction in provision for bad debt during the first six months of 2007. The increase in general and administrative expenses of $14.7 million, which includes the incremental general and administrative expenses related to the acquisitions of AVCARD and the Texor business, was primarily attributable to the following expenses: systems development, which included costs related to our enterprise integration project, professional and consulting fees, depreciation and amortization, office rent, telecommunication and business travel.

Income from Operations. Our income from operations for the first six months of 2008 was $52.1 million, an increase of $13.1 million, or 33.6%, as compared to the first six months of 2007. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2008	2007	$ Change
Marine segment	$41,340	$26,106	$15,234
Aviation segment	30,169	24,446	5,723
Land segment	(1,370)	895	(2,265)

	70,139	51,447	18,692
Corporate overhead - unallocated	(17,996)	(12,430)	(5,566)

	$52,143	$39,017	$13,126

Our marine segment earned $41.3 million in income from operations for the first six months of 2008, an increase of $15.2 million, or 58.4%, as compared to the first six months of 2007. This increase resulted from $26.5 million in higher gross profit, offset by increased operating expenses of $11.3 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, driven principally by incentive based compensation, provision for bad debt and general and administrative expenses.

Our aviation segment income from operations was $30.2 million for the first six months of 2008, an increase of $5.7 million, or 23.4%, as compared to the first six months of 2007. This increase resulted from $29.9 million in higher gross profit, offset by increased operating expenses of approximately $24.2 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment generated a loss from operations of $1.4 million for the first six months of 2008, a decrease of $2.3 million from income from operations of $0.9 million in the first six months of 2007. This decrease resulted primarily from an increase in the provision for bad debt, partially offset by incremental income from operations as a result of the acquisition of the Texor business.

Corporate overhead costs not charged to the business segments were $18.0 million for the first six months of 2008, an increase of $5.6 million, or 44.8%, as compared to the first six months of 2007. The increase in corporate overhead costs was primarily attributable to increases in compensation and employee benefits, including incentive based compensation and general and administrative expenses.

Other Income and Expense, net. For the first six months of 2008, we had other expense, net of $5.0 million compared to other income, net of $2.3 million for the first six months of 2007. This $7.3 million change was primarily due to increased interest expense related o higher outstanding borrowings under our Credit Facility and lower earned interest income as well as increased foreign exchange losses.

Taxes. For the first six months of 2008, our effective tax rate was 22.7% and our income tax provision was $10.7 million, as compared to an effective tax rate of 22.6% and an income tax provision of $9.3 million for the first six months of 2007. The higher effective tax rate for the first six months of 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first six months of 2008 was $36.3 million, an increase of approximately $4.5 million, or 14.1%, as compared to the first six months of 2007. Diluted earnings per share for the first six months of 2008 was $1.26 per share, an increase of $0.17 per share, or 15.6%, as compared to the first six months of 2007.

Liquidity and Capital Resources

We had $54.7 million of cash and cash equivalents as of June 30, 2008, as compared to $36.2 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2007. Additionally, at June 30, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. The commercial paper is no longer highly liquid and therefore a readily determinable fair market value of the investment is not available. We have estimated the fair market value of the commercial paper based principally on the results of a valuation performed by a third party. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the underlying collateral using multiple indicators of value; and (iii) the probabilities of repayment under various liquidation scenarios. The results of the valuation yielded a range of estimated fair market values of our commercial paper investment from approximately $6.1 million to approximately $10.0 million. The estimated fair market value of our commercial paper of $8.1 million at June 30, 2008 could change significantly based on future market conditions and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future. The commercial paper is classified as a short-term investment as of June 30, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

Our primary use of cash, cash equivalents and short-term investments is to fund receivables and the purchase of inventories. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured credit basis from our suppliers. Additionally, we use cash and cash equivalents as well as drawings under our Credit Facility to fund acquisitions. In June 2008, we completed the acquisition of the Texor business for a purchase price of approximately $117.6 million. The aggregate purchase price was paid in the form of $93.7 million in cash, $9.9 million in shares of our common stock and $14.0 million in the form of a promissory note. The cash portion of the purchase price was principally funded through our Credit Facility.

Our business is funded through cash generated from operations and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $100.0 million for the issuance of letters of credit and provides us the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. As of June 30, 2008, we had $232.0 million in outstanding borrowings and $64.2 million in issued letters of credit.

Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. As of June 30, 2008, our weighted average interest rate on our borrowings under the Credit Facility was 3.8% per annum.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2008, we believe we were in compliance with all covenants contained in our Credit Facility.

We also have a separate $25.0 million unsecured credit line for the issuance of letters of credit and bank guarantees from one of the banks participating in our Credit Facility. As of June 30, 2008, we had outstanding bank guarantees aggregating $10.0 million under this credit line.

Net cash used in operating activities totaled $88.6 million for the first six months of 2008 as compared to net cash provided by operating activities of $41.3 million for the first six months of 2007. This $129.9 million change in cash used in operating activities was primarily due to changes in operating assets and liabilities.

During the first six months of 2008, net cash used in investing activities was $98.8 million compared to net cash provided by investing activities of $5.4 million for the first six months of 2007. This $104.1 million change in cash used in investing activities was due to $93.4 million cash used for the acquisition of the Texor business, net of cash acquired of $0.3 million and a $12.5 million net decrease in proceeds from the sale of short-term investments. Partially offsetting the increase in cash used in investing activities was a decrease in capital expenditures of approximately $1.8 million.

Net cash provided by financing activities was $206.0 million for the first six months of 2008 as compared to net cash used in financing activities of $12.6 million for the first six months of 2007. This change of approximately $218.6 million in cash provided by financing activities was primarily due to a $192.0 million increase in net borrowings under the Credit Facility, a net increase of $10.0 million resulting from the payment of restricted cash held as collateral from a customer and a $1.2 million increase in proceeds from the exercise of stock options.

Our current assets increased $655.8 million from December 31, 2007 primarily due to increases in accounts receivables, short-term derivative instruments, prepaid expenses and other current assets, inventories and cash and cash equivalents. Our accounts receivable of $1.9 billion at June 30, 2008 increased $488.1 million from December 31, 2007, primarily due to higher fuel prices, increased business activities and the acquisition of the Texor business. At June 30, 2008, the allowance for bad debt was $22.0 million, an increase of $9.4 million as compared to December 31, 2007. Inventories of $134.8 million at June 30, 2008 increased $31.8 million from December 31, 2007, primarily due to higher fuel prices. Prepaid expenses and other current assets of $85.6 million at June 30, 2008 increased $34.8 million from December 31, 2007, primarily due to increases in receivables related to transaction taxes and prepaid fuel.

Our current liabilities increased $503.9 million from December 31, 2007 primarily due to increases in accounts payable, short-term derivative instruments, customer deposits, accrued expenses and other current liabilities and short-term debt. Our long-term liabilities increased $218.3 million from December 31, 2007, primarily due to increased borrowings under our Credit Facility and a promissory note issued in connection with the acquisition of the Texor business.

Shareholders’ equity was $540.3 million at June 30, 2008, as compared to $483.9 million at December 31, 2007. The increase in shareholders’ equity of $56.4 million was primarily due to $36.3 million in earnings, $9.9 million of additional capital in excess of par value in connection with the issuance of common stock for the acquisition of Texor, $2.5 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, approximately $3.9 million of additional capital in excess of par value in connection with share-based payments and approximately $1.8 million from the exercise of stock options. Partially offsetting these increases was the declaration of $2.2 million in dividends and $0.3 million for the purchase of stock from employees to satisfy the required withholding taxes related to share-based awards.

While our liquidity position was impacted by rising fuel prices and the acquisition of the Texor business during the first six months of 2008, we believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other forms of financing, include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”), debt and interest obligations, obligations related to agreements with executives and letters of credit and obligations related to operating leases, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2007 to June 30, 2008. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2007 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of June 30, 2008, our FIN 48 liabilities were $29.2 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $250.9 million at June 30, 2008 increased $205.7 million from December 31, 2007 primarily due to additional borrowings under our Credit Facility and a promissory note issued in connection with the acquisition of the Texor business.

Related to Agreements with Executives. In March 2008, we entered into agreements with our Chairman and Chief Executive Officer, our President and Chief Operating Officer (“COO”) and the President of our aviation segment which provided for, among other things, a base salary for our CEO and COO to be determined by the Compensation Committee each year in its sole discretion and a base salary of $500,000 per year for the President of our aviation segment. Based on (i) the current $575,000 base salary of our CEO and COO and the base salary of the President of our aviation segment, (ii) the contractual four-year term of the agreements with our CEO and COO and (iii) the contractual two-year term of the agreement with the President of our aviation segment, our obligations related to agreements with executives will be $1.7 million in 2008 and 2009 and $1.2 million in 2010 and 2011.

Operating Lease Obligations. In connection with the acquisition of the Texor business in June 2008, we have entered into ten new leases, which consist of nine retail gasoline stations, of which one is currently under construction by the landlord for our future use, and one corporate office in Illinois. These leases will expire between March 2016 and February 2020. For the ten leases, we will make an aggregate payments of $1.0 million in 2008, $1.8 million in 2009, 2010, 2011 and 2012, $1.7 million in 2013 and $8.8 million from 2014 to 2020.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2008, we had issued letters of credit totaling $74.2 million, of which $64.2 million was under our Credit Facility and $10.0 million was under a separate credit line. For additional information on our Credit Facility and credit line, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for the outstanding commodity instruments, interest rate and foreign currency shown below, there were no material changes from information provided in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of our 2007 10-K Report.

Commodity

As of June 30, 2008, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			(metric tons)	(gallons)
2008	Fair Value Hedge Inventory	Effect on Hedged Item		14,742	$0.11	$1,589
		Futures (Sales)		14,742	$0.06	$(948)
		Swaps (Sales)		4,200	$0.004	$18
	Non-Designated	Collars (Purchases)		40,428	$1.01	$40,711
		Collars (Sales)		40,428	$1.01	$(40,643)
		Sales Commitments		18,476	$1.47	$(27,127)
		Swaps (Purchases)		31,293	$1.12	$34,916
		Swaps (Sales)		7,871	$0.85	$(6,704)
2009	Non-Designated	Collars (Purchases)		12,054	$1.15	$13,817
		Collars (Sales)		12,054	$1.14	$(13,793)
		Sales Commitments		7,069	$1.44	$(10,211)
		Swaps (Purchases)		10,117	$1.04	$10,486
2008	Fair Value Hedge Inventory	Effect on Hedged Item	32		$64.86	$2,095
		Futures (Sales)	3		$3.33	$(10)
		Swaps (Sales)	29		$66.31	$(1,943)
	Non-Designated	Purchase Commitments	177		$162.40	$28,671
		Sales Commitments	177		$21.27	$(3,756)
		Swaps (Purchases)	1,554		$189.17	$293,911
		Swaps (Sales)	1,673		$188.54	$(315,488)
	Fair Value Hedge Sales	Effect on Hedged Item	14		$32.46	$(469)
		Swaps (Purchases)	14		$22.63	$327
	Fair Value Hedge Purchases	Effect on Hedged Item	215		$173.27	$37,175
		Swaps (Sales)	215		$171.98	$(36,899)
2009	Non-Designated	Swaps (Purchases)	315		$99.50	$31,382
		Swaps (Sales)	315		$97.83	$(30,857)
	Fair Value Hedge Sales	Effect on Hedged Item	7		$261.94	$(1,886)
		Swaps (Purchases)	7		$263.19	$1,895
	Fair Value Hedge Purchases	Effect on Hedged Item	60		$332.90	$19,974	(1)
		Swaps (Sales)	60		$338.52	$(20,311	) (1)

						$5,922	(2)

(1)	The Mark to Market amount includes $4.7 million in unrealized net gains associated with purchase commitments that were previously non-designated derivatives for which the normal purchase normal sales election was made and subsequently were designated as hedged items in a fair value hedges in the fourth quarter of 2007. The unrealized net gains were offset by $4.7 million in unrealized net losses associated with swaps related to the purchase commitments.
(2)	This amount includes $1.3 million in unrealized net gains as of June 30, 2008 associated with the $2.8 million cumulative adjustment to retained earnings in connection with the adoption of SFAS No. 157 on January 1, 2008.

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of June 30, 2008, our total borrowing under our Credit Facility was $232.0 million and our weighted average interest rate on borrowings under the Credit Facility was 3.8% per annum. Based on our outstanding borrowings at June 30, 2008, our sensitivity to interest rates with an assumed 1.0% change would increase or decrease net income by $1.4 million, or $0.05 per basic and diluted shares.

Foreign Currency

The majority of our business transactions are denominated in United States dollars. However, in certain markets, primarily Mexico, Colombia, Chile, Brazil, Singapore, Canada and the United Kingdom, payments to our fuel suppliers and from some of our customers are denominated in local currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and attempt to minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged.

As of June 30, 2008, we had the following foreign currency derivative contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount		United States Currency Amount	Fair Value Asset (Liability)
2008	Non-designated	BRL	580,000	$355,327	$7
		CLP	9,548,422,391	19,297,722	(1,132)
		EUR	1,405,827	2,167,070	49
		GBP	1,143,752	2,245,635	33
2009	Non-designated	EUR	59,586	91,685	3

					$(1,040)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended June 30, 2008. However, during the first quarter of 2008, we implemented our enterprise integration project which consists of a company-wide financial and commercial information system upgrade. We have updated our internal control over financial reporting as necessary to accommodate these changes.

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

As described in “Item 3 – Legal Proceedings” of our 2007 10-K Report, we are involved in certain legal proceedings, some of which may be material. There were no material developments in those proceedings during the second quarter of 2008.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2007 10-K Report. As a result of our acquisition of the Texor business, we have made material changes to the risk factor below:

If we fail to comply with environmental laws and government regulations, we could suffer penalties or costs that could have a material adverse effect on our business.

We are required to comply with extensive and complex environmental laws and regulations at the international, federal, state and local government levels relating to, among other things:

•	the handling of fuel and fuel products;

•	the operation of fuel storage and distribution facilities;

•	workplace safety;

•	fuel spillage or seepage;

•	environmental damage; and

•	hazardous waste disposal.

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

In addition, compliance with existing and future environmental laws regulating underground storage tanks located at the retail gasoline stations that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in support of future remediation obligations. These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 1, 2008, we issued 410,088 shares of unregistered common stock with an estimated fair value of $9.9 million to the sellers of Texor Petroleum Company, Inc. in connection with our acquisition of the Texor business. We relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration of these shares.

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
4/1/08-4/30/08	28,590	$24.61	—	$—	$—
5/1/08-5/31/08	48	27.05	—	—	—
6/1/08-6/30/08	415	23.32	—	—	—

Total	29,053	$24.59	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 3, 2008. The matters voted on at the annual meeting were: 1) the election of directors; 2) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for the 2008 fiscal year; and 3) the approval and adoption of the World Fuel Services Corporation 2008 Executive Incentive Plan. All of our director nominees were elected, PricewaterhouseCoopers LLP was ratified as our independent registered certified public accountants for the 2008 fiscal year and the World Fuel Services Corporation 2008 Executive Incentive Plan was approved by our shareholders.

The following table sets forth the voting results for the matters voted on by the shareholders at the annual meeting:

Election of Directors

Director	Votes For	Votes Withheld
Paul H. Stebbins	26,369,810	764,961
Michael J. Kasbar	26,398,179	736,592
Ken Bakshi	26,568,877	565,894
Joachim Heel	26,554,410	580,361
Richard A. Kassar	23,828,774	3,305,997
Myles Klein	26,398,005	736,766
J. Thomas Presby	26,405,528	729,243
Stephen K. Roddenberry	26,554,488	580,283

Ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accountants

Votes For	Votes Against	Votes Abstained
26,821,390	282,568	30,809

Approving and adopting the World Fuel Services Corporation 2008 Executive Incentive Plan.

Votes For	Votes Against	Votes Abstained
21,263,023	3,123,475	85,885

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	World Fuel Services Corporation 2008 Executive Incentive Plan, effective January 1, 2008.

10.2	First Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective February 26, 2008.

10.3	Amendment No. 1 to Second Amended and Restated Credit Agreement by and among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd., as borrowers, the financial institutions signatory thereto as lenders, and Bank of America, N.A., as administrative agent, dated March 26, 2008.

10.4	Second Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective June 3, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)