Form 10-Q
period 2008-09-30
WORLD FUEL SERVICES CORP
filed 2008-11-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The registrant had a total of 29,258,000 shares of common stock, par value $0.01 per share, issued and outstanding as of November 3, 2008.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended September 30, 2008 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited—In thousands, except share and par value data)

	As of
	September 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$159,026	$36,151
Restricted cash	—	10,000
Short-term investments	8,100	8,100
Accounts receivable, net	1,311,305	1,370,656
Inventories	78,001	103,029
Short-term derivative instruments	57,531	86,531
Prepaid expenses and other current assets	74,256	50,841

Total current assets	1,688,219	1,665,308
Property and equipment, net	36,619	36,870
Goodwill	121,905	52,104
Identifiable intangible assets, net	60,997	26,478
Long-term derivative instruments	7,207	7,108
Other assets	13,355	10,178

Total assets	$1,928,302	$1,798,046

Liabilities:
Current liabilities:
Short-term debt	$19,389	$53
Accounts payable	1,071,597	1,066,971
Short-term derivative instruments	50,399	88,302
Customer deposits	54,819	38,452
Accrued expenses and other current liabilities	59,254	37,333

Total current liabilities	1,255,458	1,231,111
Long-term debt	49,446	45,191
Non-current income tax payable	29,104	25,791
Long-term derivative instruments	5,860	7,115
Deferred compensation and other long-term liabilities	4,639	4,961

Total liabilities	1,344,507	1,314,169

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 100,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 29,259,000 shares and 28,579,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	293	286
Capital in excess of par value	204,112	179,799
Retained earnings	379,390	303,757
Accumulated other comprehensive income	—	35

Total shareholders’ equity	583,795	483,877

Total liabilities and shareholders’ equity	$1,928,302	$1,798,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited—In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Revenue	$5,453,351	$3,608,465	$15,595,955	$9,584,033
Cost of revenue	5,329,546	3,546,190	15,304,019	9,412,602

Gross profit	123,805	62,275	291,936	171,431

Operating expenses:
Compensation and employee benefits	35,503	23,455	100,381	67,983
Provision for bad debt	6,842	1,294	16,899	594
General and administrative	21,144	15,209	62,197	41,520

	63,489	39,958	179,477	110,097

Income from operations	60,316	22,317	112,459	61,334

Other (expense) income, net:
Interest (expense) income and other financing costs, net	(3,292)	604	(7,153)	2,648
Other, net	(2,056)	(2,813)	(3,163)	(2,532)

	(5,348)	(2,209)	(10,316)	116

Income before income taxes	54,968	20,108	102,143	61,450
Provision for income taxes	14,848	5,014	25,552	14,359

	40,120	15,094	76,591	47,091
Minority interest in income of consolidated subsidiaries	35	268	205	448

Net income	$40,085	$14,826	$76,386	$46,643

Basic earnings per share	$1.38	$0.53	$2.67	$1.66

Basic weighted average shares	28,946	28,153	28,597	28,067

Diluted earnings per share	$1.37	$0.51	$2.64	$1.60

Diluted weighted average shares	29,194	29,077	28,961	29,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited—In thousands, except share data)

	For the Nine Months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$76,386	$46,643

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debt	16,899	594
Depreciation and amortization	9,869	4,191
Deferred income tax benefit	(3,852)	(647)
Impairment on short-term investments	—	1,900
Share-based payment compensation costs for employees and non-employee directors	6,808	5,435
Unrealized gains from derivatives and related hedged items, net	(2,674)	(608)
Other non-cash operating charges (credits)	307	(239)
Changes in assets and liabilities, net of acquisitions:
Assets:
Accounts receivable	71,431	(278,882)
Inventories	24,419	(38,261)
Short-term derivative instruments	35,702	(3,300)
Prepaid expenses and other current assets	(20,704)	(9,178)
Long-term derivative instruments	1,409	—
Non-current income tax receivable and other assets	(2,341)	(1,471)
Liabilities:
Accounts payable	(8,594)	227,297
Short-term derivative instruments	(38,528)	5,924
Customer deposits	15,826	19,046
Accrued expenses and other current liabilities	15,020	(6,384)
Long-term derivative instruments	(1,255)	—
Non-current income tax payable, deferred compensation, and other long-term liabilities	2,162	1,107

Total adjustments	121,904	(73,476)

Net cash provided by (used in) operating activities	198,290	(26,833)

Cash flows from investing activities:
Capital expenditures	(6,053)	(12,669)
Purchase of short-term investments	—	(30,060)
Proceeds from the sale of short-term investments	—	32,560
Acquisition of business, net of cash acquired	(93,366)	—

Net cash used in investing activities	(99,419)	(10,169)

Cash flows from financing activities:
Dividends paid on common stock	(3,241)	(3,189)
Minority interest distribution	(690)	(426)
Borrowings under senior revolving credit facility	1,772,000	—
Repayments under senior revolving credit facility	(1,777,000)	—
Borrowings under bankers acceptance facility	14,507	—
Proceeds from exercise of stock options	1,878	730
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(1,582)	(2,583)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards	7,883	—
Restricted cash	10,000	(10,000)
Other	249	428

Net cash provided by (used in) financing activities	24,004	(15,040)

Net increase (decrease) in cash and cash equivalents	122,875	(52,042)
Cash and cash equivalents, at beginning of period	36,151	176,495

Cash and cash equivalents, at end of period	$159,026	$124,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows – (Continued)

(Unaudited—In thousands, except share data)

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $1.1 million at September 30, 2008 and 2007, and were paid in October 2008 and 2007.

We had capital expenditures of $2.6 million for the nine months ended September 30, 2007, which were included in accrued expenses and other current liabilities.

During the nine months ended September 30, 2008, in connection with the indemnification by the sellers of certain uncollected accounts receivable of Kropp Holdings, Inc., we recorded a reduction in accounts receivable and the principal amount of the promissory note payable of $0.2 million (see Note 1). In addition, we recorded a decrease in the fair value of our acquired accounts receivable with a related increase in goodwill of $0.2 million.

In June 2008, we issued a promissory note of $14.0 million and 410,088 shares of our common stock with an estimated fair value of $9.9 million in connection with our acquisition of certain assets of Texor Petroleum Company, Inc.

During the nine months ended September 30, 2008, in connection with our March 2006 acquisition of the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada from the minority owners, we recorded a payable accrual with a related increase in goodwill of $3.4 million (See Note 1).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Recent Acquisitions and Significant Accounting Policies

Recent Acquisitions

2008 Acquisition

In June 2008, we completed the acquisition of certain assets of Texor Petroleum Company, Inc., including the assets comprising its wholesale motor fuel distribution business and the trade name Texor Petroleum (collectively, the “Texor business”). In connection with the acquisition, we also acquired the rights to operate eight retail gasoline stations. The financial position and results of operations of the Texor business have been included in our consolidated financial statements since June 1, 2008. The Texor business is primarily an independent distributor in Illinois and Indiana of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers. The aggregate purchase price of the acquired net assets was $117.6 million, including acquisition costs of $0.5 million. The aggregate purchase price consisted of $93.7 million in cash, $9.9 million in shares of our common stock and $14.0 million in the form of a promissory note.

The purchase price of the acquisition of the Texor business was allocated to the acquired net assets based on their estimated fair values. At the acquisition date, we recorded identifiable intangible assets totaling $38.2 million relating to the value attributable to certain dealer and commercial customer relationships, supplier agreements, non-compete agreements, trademark / tradename rights, favorable operating lease terms and developed technology. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $66.1 million, which we anticipate will be entirely deductible for tax purposes. At September 30, 2008, we had not yet completed the allocation of the purchase price relating to the acquisition of the Texor business; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

The following reconciles the estimated fair values of the assets acquired, liabilities assumed, promissory notes and equity securities issued at acquisition date with cash paid for the acquisition of the Texor business, net of cash acquired (in thousands):

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

The purchase price of the AVCARD acquisition was allocated to the acquired net assets based on their estimated fair values. At the acquisition date, we recorded identifiable intangible assets totaling $22.9 million relating to the value attributable to certain customer, charge card holder and merchant relationships, non-compete agreements and trademark / tradename rights. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $8.1 million, of which $7.4 million is deductible for tax purposes. At September 30, 2008, we had not yet completed the allocation of the purchase price relating to AVCARD; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

Under the terms of the purchase agreement, the sellers agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. To the extent that we have been indemnified with respect to certain accounts and such accounts are subsequently collected by us within two years from the date of acquisition, we are obligated to reimburse the sellers, less any related collection costs, in the same manner in which we were indemnified. As of September 30, 2008, approximately $0.4 million of the accounts receivable acquired at the acquisition date had not been collected. The purchase agreement provides that the first $0.2 million in aggregate of indemnification claims are not recoverable by us. As of September 30, 2008, we had not asserted any other indemnification claims. Accordingly, the amount of the indemnification as of September 30, 2008 was $0.2 million, which was recorded as a reduction of $0.2 million to the promissory note.

The following presents the unaudited pro forma results for the nine months ended September 30, 2008 as if the acquisition of the Texor business had been completed in January 2008, and the unaudited pro forma results for the three and nine months ended September 30, 2007 as if the acquisitions of the Texor business and AVCARD had been completed in January 2007 (in thousands, except per share data):

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30,
		2008	2007
	(pro forma)	(pro forma)	(pro forma)
Revenue	$3,863,806	$16,047,988	$10,315,479

Net income	$15,586	$77,576	$48,852

Earnings per share:
Basic	$0.55	$2.69	$1.72

Diluted	$0.53	$2.66	$1.66

2006 Acquisition

In March 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5.0% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three year period which began on March 1, 2006 (the “Earn-out”). Purchase price adjustments for the ToBras Acquisition related to the Earn-out will only be recorded if and when it is beyond a reasonable doubt that the related operating income targets will be met. Based on actual operating income of Tramp Oil Brazil from March 1, 2006 to September 30, 2008, we have recorded an increase to goodwill and a related payable accrual of $3.4 million for the anticipated Earn-out which will be paid within 90 days after February 28, 2009. The actual Earn-out amount could change significantly based on the operating income of Tramp Oil Brazil from October 1, 2008 to February 28, 2009.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2007 10-K Report.

Short-Term Investments

At September 30, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent at its original maturity date of August 23, 2007, which was less than 90 days from the date of purchase. On the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of September 30, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

In April 2008, the commercial paper issuer was placed into receivership. The commercial paper is no longer highly liquid and an observable market does not exist, therefore a readily determinable fair market value of the investment is not available. As of September 30, 2008, the receiver for the issuer provided us with information regarding the issuer’s estimated investments and debt obligations. Based on such information from the receiver, we have estimated the fair market value of the commercial paper based on the probabilities of repayment from the issuer’s net assets under various liquidation scenarios. The issuer’s net assets represent (1) the estimated market value of the issuer’s investments using (i) the present value of future principal and interest payments receivable discounted at rates considered to reflect current market conditions; and/or (ii) individual valuation estimates of the underlying collateral using multiple indicators of value less (2) the issuer’s estimated debt obligations. The results of the commercial paper valuation yielded a range of estimated fair market values of approximately $5.7 million to approximately $10.0 million. Based on the above, we estimated the fair market value of our commercial paper to be $8.1 million at September 30, 2008.

The estimated fair market value of our commercial paper could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability. During the three and nine months ended September 30, 2008, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.8 million and $3.9 million, respectively, as compared to $0.6 million and $2.0 million, during the three and nine months ended September 30, 2007, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. In connection with the adoption of SFAS No. 157 on January 1, 2008 for our financial assets and liabilities, we recorded a cumulative adjustment to retained earnings of $2.5 million, net of $0.3 million in income tax, related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our statements of income when these transactions settle. In addition, the adoption of SFAS No. 157 results in the acceleration of the recognition of profit associated with certain of our derivative transactions as compared to the manner in which they were recognized prior to the adoption of SFAS No. 157. We do not expect the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, primarily our goodwill and intangible assets, to have a material impact on our financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. This FSP does not change existing accounting guidances, but seeks to clarify how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. FSP No. 157-3 provides an example on how to calculate fair value when there is not an active market for that financial asset. Key concepts addressed include distressed sales, the use of 3rd party pricing information, use of internal assumptions, and others. FSP No. 157-3 was effective upon issuance and therefore it applies to our consolidated financial statements as of and for the three month and nine month periods ended September 30, 2008. The adoption of FSP No. 157-3 did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

1.	Level 1 Inputs—Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Level 3 Inputs—Inputs that are unobservable for the asset or liability.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we feel market participants would use in pricing the asset or liability at the measurement date.

Vendor and Customer Rebates and Branding Allowances

From time to time, we receive vendor rebates and provide customer rebates. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. These volume rebates are recognized as a reduction of cost of revenue in the period earned when realization is probable and estimatable and when certain other conditions are met. A portion of the rebates received from vendors is passed along to our customers. These rebates to our customers are recognized as a reduction of revenue in the period earned in accordance with the applicable customer agreements, and the rebate terms of the customer agreements are generally similar to those of the vendor agreements. From time to time, in our Land segment, we also receive branding allowances from fuel suppliers to defray the costs of branding and enhancing certain of our customer locations. The branding allowances received are recorded as a reduction of cost of revenue.

Some of these vendor rebate and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products. We routinely review the relevant, significant factors and make adjustments when the facts and circumstances dictate that an adjustment is warranted.

The amounts recorded as a reduction of revenue related to volume rebates paid to our customers were $0.6 million and $0.8 million for the three and nine months ended September 30, 2008, respectively. The amounts recorded as a reduction of cost of revenue related to volume rebates received from vendors were $0.9 million and $3.2 million for the three and nine months ended September 30, 2008, respectively.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark to market of derivatives which qualify and are designated as cash flow hedges.

The following reconciles our reported net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Net income, as reported	$40,085	$14,826	$76,386	$46,643
Net unrealized loss on the mark to market of short-term investments and qualifying cash flow hedges, net of income tax benefit of $22 for the nine months ended September 30, 2008 and $29 and $57 for the three and nine months ended September 30, 2007, respectively	—	(46)	(35)	(90)

Comprehensive income	$40,085	$14,780	$76,351	$46,553

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested restricted stock units (“RSUs”) outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of the weighted average number of “in the money” stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations. Shares used to calculate earnings per share are as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Weighted average shares used in the calculation of basic earnings per share	28,946	28,153	28,597	28,067
Common stock equivalents	248	924	364	1,023

Weighted average shares used in the calculation of diluted earnings per share	29,194	29,077	28,961	29,090

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,471	1,083	1,503	1,017

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Revision to 2007 Statement of Cash Flows

We revised our cash flow presentation for the nine months ended September 30, 2007 to correctly disclose $10.0 million of restricted cash received from one customer in January 2007 in the cash flows from financing section of the statement of cash flows. This revised presentation reflects a decrease of $10.0 million in the amounts of net cash flows from financing activities, the net change in cash and cash equivalents and the ending cash and cash equivalents balance from that previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

Recent Accounting Pronouncements

Disclosures about Credit Derivatives and Certain Guarantees. In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP No. 133-1 and FIN 45-4). FSP No. 133-1 and FIN 45-4 amends Statement No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP No. 133-1 clarifies that FASB’s intent with respect to SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was to require that it be effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The provisions of the FSP No. 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. We are currently evaluating the impact, if any, that FSP No. 133-1 and FIN 45-4 will have on our consolidated financial statements.

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

Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. The impact on us of the adoption of SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after January 1, 2009.

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

Offsetting Fair Value Amounts. Effective January 1, 2008, we adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 permits entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, we elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of September 30, 2008, the amounts of collateral netted against the fair value derivative contracts are disclosed in the table regarding our financial instruments measured at fair value (see Note 3).

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

2. Debt

We have an unsecured senior revolving credit facility (the “Credit Facility”) which permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Outstanding borrowings under our Credit Facility totaled $35.0 million and $40.0 million at September 30, 2008 and December 31, 2007, respectively. Our issued letters of credit under the Credit Facility totaled $47.9 million and $55.1 million at September 30, 2008 and December 31, 2007, respectively. No bankers’ acceptances were issued under our Credit Facility at September 30, 2008 and December 31, 2007. We had $392.1 million of availability under our Credit Facility at September 30, 2008. The Credit Facility expires on December 21, 2012.

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

We have unsecured credit lines aggregating to $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit and bank guarantees issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of September 30, 2008 and December 31, 2007, our outstanding letters of credit and bank guarantees under these credit lines totaled $23.7 million and $3.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. Under the BA Facility, we issued bankers’ acceptances of $14.8 million in September 2008. As of September 30, 2008, we recorded debt of $14.5 million, net of finance charges of $0.3 million which will be recognized over the term of the bankers’ acceptances.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the unsecured credit lines were provided to suppliers in the normal course of business and generally expire within one year from their issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of
	September 30, 2008	December 31, 2007
Borrowings under Credit Facility	$35,000	$40,000
Banker’s acceptances under BA Facility, payable in March 2009	14,507	—
Promissory note issued in connection with acquired business, payable in three equal annual installments starting in June 2009	14,000	—
5.0% promissory note issued in connection with acquired business, payable in December 2009	4,837	5,000
5.0% promissory note issued in connection with acquired business, payable in March 2009	53	53
Other	438	191

Total debt	68,835	45,244
Short-term debt	19,389	53

Long-term debt	$49,446	$45,191

The promissory note payable in three equal annual installments starting in June 2009 of $14.0 million bears interest at an annual rate equal to LIBOR plus 2.0% percent, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%.

We have classified our entire borrowings under the Credit Facility as long-term debt based on the expiration date of the Credit Facility. However, we may repay a portion or all of our borrowings under the Credit Facility in less than one year.

For the three and nine months ended September 30, 2008, we recorded $3.3 million of interest expense and other financing costs, net of $0.5 million of interest income, and $7.2 million of interest expense, net of $1.6 million of interest income, respectively. For the three and nine months ended September 30, 2007, we recorded $0.6 million of interest income, net of $0.6 million of interest expense and $2.6 million of interest income, net of $1.8 million of interest expense, respectively.

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

Fair value of derivative instruments is derived using forward prices that take into account commodity prices, interest rates, credit risk ratings, option volatility and currency rates. In accordance with SFAS No. 157, the impact of our credit risk rating is also considered when measuring the fair value of liabilities. The fair value of derivative instruments may be based on a combination of valuation inputs that are on different hierarchy levels. The fair value disclosures are determined based on the lowest level input that is significant to the fair value measurement in its entirety. The nature of inputs that are considered Level 3 are modeled inputs. Factors that could warrant a Level 2 input to move to a Level 3 input may include lack of observable market data because of a decrease in market activity, a degradation of a short-term investment which requires us to value the investment based on a Level 3 input, or a change in significance of a Level 3 input to the fair value measurement in its entirety.

There were no significant changes to our valuation techniques during the nine months ended September 30, 2008.

The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Short-term investments	$—	$—	$8,100	$—	$8,100
Derivatives	590	47,339	100	(5,558)	42,471
Hedged item inventories	—	32	—	—	32
Hedged item commitments	—	13,212	9,143	(89)	22,266

Total	$590	$60,583	$17,343	$(5,647)	$72,869

Liabilities:
Derivatives	$—	$61,230	$625	$(7,292)	$54,563
Hedged item inventories	—	2,772	—	—	2,772
Hedged item commitments	—	1,117	669	(89)	1,697

Total	$—	$65,119	$1,294	$(7,381)	$59,032

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the three months ended September 30, 2008 (in thousands):

	Balance, beginning of period	Total gains/(losses) (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Balance, end of period	Change in unrealized gains/(losses) relating to intruments still held at September 30, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	292	100	(292)	—	100	—
Hedged item commitments	—	(7,960)	—	17,103	9,143	—

Total	$8,392	$(7,860)	$(292)	$17,103	$17,343	$—

Liabilities:
Derivatives	$1,124	$625	$(1,124)	$—	$625	$—
Hedged item commitments	—	669	—	—	669	—

Total	$1,124	$1,294	$(1,124)	$—	$1,294	$—

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the nine months ended September 30, 2008 (in thousands):

	Balance, beginning of period	Total gains/(losses) (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Balance, end of period	Change in unrealized gains/(losses) relating to intruments still held at September 30, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	—	1,863	(1,763)	—	100	—
Hedged item commitments	—	(7,960)	—	17,103	9,143	—

Total	$8,100	$(6,097)	$(1,763)	$17,103	$17,343	$—

Liabilities:
Derivatives	$—	$2,306	$(1,681)	$—	$625	$—
Hedged item commitments	—	696	(27)	—	669	—

Total	$—	$3,002	$(1,708)	$—	$1,294	$—

4. Sale of Accounts Receivable

In September 2008, we entered into a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions establishing a facility (the “Receivable Facility”) to sell an aggregate of $160.0 million of our accounts receivable, on a revolving basis, which may be increased to $250.0 million subject to the satisfaction of certain conditions. The Receivable Facility terminates in September 2010, unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. Sales under the Receivable Facility will be accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” As of November 6, 2008, no accounts receivable have been sold under our Receivable Facility. For the three and nine months ended September 30, 2008, we have recorded $1.2 million of fees related to the establishment of the Receivable Facility, which is included in interest (expense) income and other financing costs, net in the accompanying consolidated statements of income.

5. Income Taxes

Our income tax provision for the three and nine months ended September 30, 2008 and 2007 and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Income tax provision	$14,848	$5,014	$25,552	$14,359

Effective income tax rate	27.0%	24.9%	25.0%	23.4%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2007 was calculated based on the results of operations for that period due to the fact that we previously could not predict our future operating income in the jurisdictions in which we operate in sufficient detail for tax provision purposes. Our provision for income taxes for the three-month and nine-month periods ended September 30, 2008 was calculated based on the estimated effective tax rate for the full 2008 fiscal year. However, the actual effective tax rate for the full 2008 fiscal year may be materially different.

During the three months ended September 30, 2008, we recorded an increase of $0.6 million of liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”) and $0.1 million of assets related to unrecognized tax benefits (“FIN 48 assets”). In addition, during the three months ended September 30, 2008, we recorded a reduction of $0.7 million to our FIN 48 liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statement of income. As of September 30, 2008, our FIN 48 liabilities were $29.1 million and our FIN 48 assets were $4.9 million. As of September 30, 2008, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The higher effective tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates. The slightly higher effective tax rate for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

6. Commitments and Contingencies

Vendor and Customer Rebates and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers in our land segment) elect to discontinue selling the specified brand of fuel at certain locations. As of September 30, 2008, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $14.2 million. Of this amount, approximately $12.4 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

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

The agreements also provide that in the event that any amount or benefit payable under the agreements, taken together with any amounts or benefits otherwise payable to the executive by us or any affiliated company, are subject to excise tax payments or parachute payments under Section 4999 of the Internal Revenue Code, such amounts or benefits will be reduced but only if and to the extent that the after-tax present value of such amounts or benefits as so reduced would exceed the after-tax present value received by the executive before such reduction.

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

Southeast Airlines Litigation

In November 2004, World Fuel Services, Inc. (“WFSI”), one of our subsidiaries, filed suit against Southeast Airlines (“Southeast”), to recover amounts owed for jet fuel sold by WFSI to Southeast. In connection with the Southeast litigation, WFSI sued additional parties claiming an interest in Southeast’s assets. One of these parties, Joda LLC, filed a counterclaim against WFSI for damages and for replevin of certain aircraft and engines. In February 2008, all pending claims among WFSI, Southeast and Joda LLC were settled and finally dismissed without significant cost to us.

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

C.L.G. Properties Litigation

In July 2008, C.L.G. Properties, LLC (“CLG”) filed a lawsuit in the Los Angeles, California Superior Court against Kropp Holdings, Inc. d/b/a AVCARD, one of our subsidiaries (“AVCARD”), and two other defendants. CLG claims that AVCARD asserted an improper lien on an airplane owned by CLG and is seeking damages of approximately $3.0 million. We believe that CLG’s suit against AVCARD is without merit and we intend to vigorously defend the action.

Other Matters

As of September 30, 2008, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

7. Shareholders’ Equity

We declared cash dividends of $0.1125 per share for the nine months ended September 30, 2008 and 2007. Our Credit Facility restricts the payment of cash dividends to a maximum of 50.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

8. Business Segments

Based on the nature of operations and quantitative thresholds pursuant to SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations and related assets and liabilities of our acquisition of the Texor business are included in our land segment since June 2008. The results of operations and related assets and liabilities of our AVCARD acquisition are included in our aviation segment since December 2007. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Revenue:
Marine segment	$2,925,300	$2,009,778	$8,386,490	$5,321,463
Aviation segment	2,045,278	1,445,581	6,169,625	3,840,244
Land segment	482,773	153,106	1,039,840	422,326

	$5,453,351	$3,608,465	$15,595,955	$9,584,033

Gross profit:
Marine segment	$63,247	$26,879	$144,615	$81,739
Aviation segment	50,451	33,248	130,762	83,707
Land segment	10,107	2,148	16,559	5,985

	$123,805	$62,275	$291,936	$171,431

Income from operations:
Marine segment	$42,355	$10,156	$83,695	$36,262
Aviation segment	23,906	18,244	54,075	42,690
Land segment	2,422	419	1,052	1,314

	68,683	28,819	138,822	80,266
Corporate overhead	(8,367)	(6,502)	(26,363)	(18,932)

	$60,316	$22,317	$112,459	$61,334

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	September 30, 2008	December 31, 2007
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $9,450 and $6,682 at September 30, 2008 and December 31, 2007, respectively	$893,664	$893,499
Aviation segment, net of allowance for bad debt of $12,545 and $5,022 at September 30, 2008 and December 31, 2007, respectively	343,510	421,646
Land segment, net of allowance for bad debt of $3,078 and $940 at September 30, 2008 and December 31, 2007, respectively	74,131	55,511

	$1,311,305	$1,370,656

Goodwill:
Marine segment	$39,472	$36,112
Aviation segment	16,137	15,837
Land segment	66,296	155

	$121,905	$52,104

Total assets:
Marine segment	$1,128,179	$1,049,045
Aviation segment	549,656	620,831
Land segment	185,815	58,153
Corporate	64,652	70,017

	$1,928,302	$1,798,046

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer creditworthiness and our ability to collect accounts receivable;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	non-performance by counterparties or customers to derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	adverse conditions in the business segments in which our customers operate;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance of third party service providers;

•	material disruptions in the availability or supply of fuel;

•	loss of key suppliers;

•	uninsured losses;

•	the impact of natural disasters;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and going concern of banks within our Credit Facility;

•	increases in interest rates;

•	decline in value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	our ability to successfully integrate our enterprise integration project;

•	the outcome of litigation;

•	our ability to comply with federal and state laws and regulations including those related to environmental matters; and

•	other risks, including those described in “Risk Factors” of our 2007 10-K Report and those described from time to time in our filings with the SEC.

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

Overview

We are primarily engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. In addition, in December 2007, through the acquisition of Kropp Holdings, Inc., which we refer to as AVCARD, the brand name under which it does business, we offer a private label charge card to customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market; and through our acquisition of certain assets of Texor Petroleum Company, Inc. (the “Texor business”) in June 2008, we also offer branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers, and operate eight retail gasoline stations. We compete by providing our customers value-added benefits including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Our revenue and cost of revenue are significantly impacted by world oil prices as evidenced in part by our revenue and cost of revenue increases year over year, while our gross profit is not necessarily impacted by the change in world oil prices, as our profitability is driven by gross profit per unit, which is not directly correlated to the price of fuel. However, our gross profit can be impacted by significant movements in fuel prices during any given financial period due to our inventory average costing methodology. Changes in fuel prices can positively or negatively impact gross profit during any given financial period depending on the direction, volatility and timing of such price movements.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2007 do not include (i) the results of AVCARD (in our aviation segment) since the acquisition was not completed until December 2007, or (ii) the results of the Texor business (in our land segment) since the acquisition was not completed until June 2008. The results of operations for the nine months ended September 30, 2008 do not include the results of the Texor business prior to June 1, 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Our revenue for the third quarter of 2008 was $5.5 billion, an increase of $1.8 billion, or 51.1%, as compared to the third quarter of 2007. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2008	2007
Marine segment	$2,925,300	$2,009,778	$915,522
Aviation segment	2,045,278	1,445,581	599,697
Land segment	482,773	153,106	329,667

	$5,453,351	$3,608,465	$1,844,886

Our marine segment contributed $2.9 billion in revenue for the third quarter of 2008, an increase of $915.5 million, or 45.6%, as compared to the third quarter of 2007. Of the total increase in marine segment revenue, $881.4 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the third quarter of 2008. The remaining increase of $34.1 million was due to increased sales volume as a result of additional sales to both new and existing customers.

Our aviation segment contributed $2.0 billion in revenue for the third quarter of 2008, an increase of $599.7 million, or 41.5%, as compared to the third quarter of 2007. The increase in aviation segment revenue was due to a $788.1 million increase in the average price per gallon sold as a result of higher world oil prices in the third quarter of 2008. Partially offsetting this increase was a decline of $188.4 million due to an 18.3% decrease in sales volume primarily attributable to our efforts to reduce low margin business, offset by the incremental sales volume contributed by our AVCARD acquisition.

Our land segment contributed $482.8 million in revenue for the third quarter of 2008, an increase of $329.7 million as compared to $153.1 million for the third quarter of 2007. Of the total increase in land segment revenue, $73.9 million was due to an increase in the average price per gallon sold. The remaining increase of $255.8 million was due to increased sales volume primarily attributable to incremental sales from the acquisition of the Texor business, which was completed in June 2008.

Gross Profit. Our gross profit for the third quarter of 2008 was $123.8 million, an increase of $61.5 million, or 98.8%, as compared to the third quarter of 2007. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2008	2007
Marine segment	$63,247	$26,879	$36,368
Aviation segment	50,451	33,248	17,203
Land segment	10,107	2,148	7,959

	$123,805	$62,275	$61,530

Our marine segment gross profit for the third quarter of 2008 was $63.2 million, an increase of $36.4 million, as compared to the third quarter of 2007. Contributing to the total increase in marine segment gross profit was $36.0 million in increased gross profit per metric ton sold, due to favorable market conditions, and $0.4 million due to increased sales volume.

Our aviation segment gross profit for the third quarter of 2008 was $50.5 million, an increase of $17.2 million, or 51.7%, as compared to the third quarter of 2007. Of the increase in aviation segment gross profit, $19.8 million was due to higher gross profit per gallon sold, which reflects favorable market conditions and the timing of price movements relative to our inventory position as well as changes in business mix yielding higher margins. Partially offsetting this increase was $2.6 million in decreased sales volume primarily attributable to our efforts to reduce low margin business.

Our land segment gross profit for the third quarter of 2008 was $10.1 million, an increase of $8.0 million as compared to third quarter of 2007. The increase was principally due to the inclusion of the results of the Texor business in 2008.

Operating Expenses. Total operating expenses for the third quarter of 2008 were $63.5 million, an increase of $23.5 million, or 58.9%, as compared to the third quarter of 2007. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,		$ Change
	2008	2007
Compensation and employee benefits	$35,503	$23,455	$12,048
Provision for bad debt	6,842	1,294	5,548
General and administrative	21,144	15,209	5,935

	$63,489	$39,958	$23,531

Of the total increase in operating expenses, approximately $12.1 million was related to compensation and employee benefits, $5.5 million was related to provision for bad debt and $5.9 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to the incremental compensation and employee benefits costs related to the AVCARD and the Texor business acquisitions, new hires to support our continued growing global business and higher incentive compensation. The increase in provision for bad debt was primarily due to our assessment of risk related to certain of our customers due in part to continued volatile market conditions which resulted in an increase in the provision for certain specific accounts as well as general provisions during the third quarter of 2008. The increase in general and administrative expenses of $5.9 million was entirely due to the incremental expenses related to the AVCARD and the Texor business acquisitions.

Income from Operations. Our income from operations for the third quarter of 2008 was $60.3 million, an increase of $38.0 million as compared to the third quarter of 2007. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2008	2007
Marine segment	$42,355	$10,156	$32,199
Aviation segment	23,906	18,244	5,662
Land segment	2,422	419	2,003

	68,683	28,819	39,864
Corporate overhead - unallocated	(8,367)	(6,502)	(1,865)

	$60,316	$22,317	$37,999

Our marine segment earned $42.4 million in income from operations for the third quarter of 2008, an increase of $32.2 million as compared to $10.2 million for the third quarter of 2007. This increase resulted from $36.4 million in higher gross profit, partially offset by increased operating expenses of approximately $4.2 million. The increase in marine segment operating expenses was attributable to increases in compensation and employee benefits, driven principally by incentive based compensation and general and administrative expenses.

Our aviation segment income from operations was $23.9 million for the third quarter of 2008, an increase of $5.7 million, or 31.0%, as compared to the third quarter of 2007. This increase resulted from $17.2 million in higher gross profit, partially offset by increased operating expenses of approximately $11.5 million. The increase in aviation segment operating expenses, including AVCARD’s incremental operating expenses, was primarily attributable to increases in provision for bad debt, compensation and employee benefits and general and administrative expenses.

Our land segment income from operations was $2.4 million for the third quarter of 2008, an increase of $2.0 million as compared to $0.4 million for the third quarter of 2007. Incremental income from operations as a result of the acquisition of the Texor business offset losses from our land business for the third quarter of 2008.

Corporate overhead costs not charged to the business segments were $8.4 million for the third quarter of 2008, an increase of $1.9 million, or 28.7%, as compared to the third quarter of 2007. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits, including higher incentive based compensation as a result of our financial performance.

Other Income and Expense, net. For the third quarter of 2008, we had other expense, net of $5.3 million compared to other expense, net of $2.2 million for the third quarter of 2007. This $3.1 million change was primarily due to increased interest expense related to higher outstanding borrowings under our Credit Facility, fees related to the establishment of a facility to sell certain of our accounts receivable, decreased interest income and increased foreign exchange losses as well as a $1.9 million investment impairment charge in the third quarter of 2007.

Taxes. For the third quarter of 2008, our effective tax rate was 27.0% and our income tax provision was $14.8 million, as compared to an effective tax rate of 24.9% and an income tax provision of $5.0 million for the third quarter of 2007. The higher effective tax rate for the third quarter of 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the third quarter of 2008 was $40.1 million, an increase of $25.3 million as compared to the third quarter of 2007. Diluted earnings per share for the third quarter of 2008 was $1.37 per share, an increase of $0.86 per share, as compared to the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Our revenue for the first nine months of 2008 was $15.6 billion, an increase of $6.0 billion, or 62.7%, as compared to the first nine months of 2007. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2008	2007
Marine segment	$8,386,490	$5,321,463	$3,065,027
Aviation segment	6,169,625	3,840,244	2,329,381
Land segment	1,039,840	422,326	617,514

	$15,595,955	$9,584,033	$6,011,922

Our marine segment contributed $8.4 billion in revenue for the first nine months of 2008, an increase of $3.1 billion, or 57.6%, as compared to the first nine months of 2007. Of the total increase in marine segment revenue, $2.7 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first nine months of 2008. The remaining increase of $376.3 million was due to increased sales volume to both new and existing customers.

Our aviation segment contributed $6.2 billion in revenue for the first nine months of 2008, an increase of $2.3 billion, or 60.7%, as compared to the first nine months of 2007. The increase in aviation segment revenue of $2.3 billion was primarily due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2008. Partially offsetting this increase was a decline of $62.4 million in decreased sales volume primarily attributable to our efforts to reduce low margin business, offset by the incremental sales volume contributed by our AVCARD acquisition.

Our land segment contributed $1.0 billion offset in revenue for the first nine months of 2008, an increase of $617.5 million as compared to the first nine months of 2007. Of the total increase in land segment revenue, $222.4 million was due to an increase in the average price per gallon sold. The remaining increase of $395.1 million was due to increased sales volume attributable to incremental sales resulting from the acquisition of the Texor business, which was completed in June 2008, as well as additional sales to both new and existing customers in our existing business.

Gross Profit. Our gross profit for the first nine months of 2008 was $291.9 million, an increase of $120.5 million, or 70.3%, as compared to the first nine months of 2007. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2008	2007
Marine segment	$144,615	$81,739	$62,876
Aviation segment	130,762	83,707	47,055
Land segment	16,559	5,985	10,574

	$291,936	$171,431	$120,505

Our marine segment gross profit for the first nine months of 2008 was $144.6 million, an increase of $62.9 million, or 76.9%, as compared to the first nine months of 2007. Contributing to the total increase in marine segment gross profit was $58.0 million in increased gross profit per metric ton sold and $4.9 million due to increased sales volume.

Our aviation segment gross profit for the first nine months of 2008 was $130.8 million, an increase of $47.1 million, or 56.2%, as compared to the first nine months of 2007. Of the increase in aviation gross profit, approximately $39.2 million was due to higher gross profit per gallon sold, which reflects favorable market conditions and the timing of price movements relative to our inventory position as well as changes in business mix yielding higher margins, and $7.9 million was due to increased sales volume. The increase in sales volume was primarily attributable to the inclusion of AVCARD’s results, partially offset by decreased sales volume in our existing business and gross profit related to aviation services.

Our land segment gross profit for the first nine months of 2008 was $16.6 million, an increase of $10.6 million, as compared to the first nine months of 2007. The increase was primarily due to the inclusion of the results of the Texor business, as well as increases in volume and higher gross profit per gallon from our existing business.

Operating Expenses. Total operating expenses for the first nine months of 2008 were $179.5 million, an increase of $69.4 million, or 63.0%, as compared to the first nine months of 2007. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,		$ Change
	2008	2007
Compensation and employee benefits	$100,381	$67,983	$32,398
Provision for bad debt	16,899	594	16,305
General and administrative	62,197	41,520	20,677

	$179,477	$110,097	$69,380

Of the total increase in operating expenses, $32.4 million was related to compensation and employee benefits, $16.3 million was related to provision for bad debt and $20.7 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to new hires to support our continued growing global business, higher incentive compensation as a result of our financial performance and the incremental compensation and employee benefits costs related to the acquisitions of AVCARD and the Texor business. The increase in provision for bad debt was primarily due to our assessment of risk related to certain of our customers due in part to higher fuel prices which resulted in an increase in provision for certain accounts as well as general provisions during the first nine months of 2008. The increase in general and administrative expenses of $20.7 million, which includes the incremental general and administrative expenses related to the acquisitions of AVCARD and the Texor business, was primarily attributable to the following expenses: depreciation and amortization, including depreciation from our enterprise integration project that went live in February 2008, professional and consulting fees, office rent and telecommunication.

Income from Operations. Our income from operations for the first nine months of 2008 was $112.5 million, an increase of $51.1 million, or 83.4%, as compared to the first nine months of 2007. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2008	2007
Marine segment	$83,695	$36,262	$47,433
Aviation segment	54,075	42,690	11,385
Land segment	1,052	1,314	(262)

	138,822	80,266	58,556
Corporate overhead - unallocated	(26,363)	(18,932)	(7,431)

	$112,459	$61,334	$51,125

Our marine segment earned $83.7 million in income from operations for the first nine months of 2008, an increase of $47.4 million as compared to the first nine months of 2007. This increase resulted from $62.9 million in higher gross profit, partially offset by increased operating expenses of approximately $15.5 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, driven principally by incentive based compensation, provision for bad debt and general and administrative expenses.

Our aviation segment income from operations was $54.1 million for the first nine months of 2008, an increase of $11.4 million, or 26.7%, as compared to the first nine months of 2007. This increase resulted from $47.1 million in higher gross profit, offset by increased operating expenses of $35.7 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses and AVCARD’s incremental operating expenses, was attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $1.1 million for the first nine months of 2008, a decrease of $0.3 million from income from operations of $1.3 million in the first nine months of 2007. This decrease resulted from an increase in the provision for bad debt, partially offset by incremental income from operations as a result of the acquisition of the Texor business.

Corporate overhead costs not charged to the business segments were $26.4 million for the first nine months of 2008, an increase of $7.4 million, or 39.3%, as compared to the first nine months of 2007. The increase in corporate overhead costs was primarily attributable to increases in compensation and employee benefits, including incentive based compensation and general and administrative expenses.

Other Income and Expense, net. For the first nine months of 2008, we had other expense, net of $10.3 million compared to other income, net of $0.1 million for the first nine months of 2007. This $10.4 million change was primarily due to increased interest expense related to higher outstanding borrowings under our Credit Facility, fees related to the establishment of a facility to sell certain of our accounts receivable, decreased interest income and increased foreign exchange losses as well as a $1.9 million investment impairment charge in the first nine months of 2007.

Taxes. For the first nine months of 2008, our effective tax rate was 25.0% and our income tax provision was $25.6 million, as compared to an effective tax rate of 23.4% and an income tax provision of $14.4 million for the first nine months of 2007. The higher effective tax rate for the first nine months of 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for the first nine months of 2008 was $76.4 million, an increase of $29.7 million, or 63.8%, as compared to the first nine months of 2007. Diluted earnings per share for the first nine months of 2008 was $2.64 per share, an increase of $1.04 per share, or 65.0%, as compared to the first nine months of 2007.

Liquidity and Capital Resources

Recently, worldwide capital and credit markets have seen unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity, and, in fact, our liquidity and positive cash flow increased during the quarter in large part due to decreased world oil prices. We were also able to improve our liquidity and positive cash flow during the quarter through our focus on managing working capital, which resulted in a decrease in our net trade cycle as compared to the second quarter of 2008. In addition, we entered into a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions establishing a facility (the “Receivable Facility”) to sell an aggregate of $160.0 million of our accounts receivable on a revolving basis. The Receivable Facility may be increased to $250.0 million subject to the satisfaction of certain conditions, and matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. As of November 6, 2008, no accounts receivable have been sold under our Receivable Facility. We are also closely monitoring the potential impact of changes in the operating conditions of our customers, which to date have not had a material adverse impact on our operating results.

As of September 30, 2008 we had $159.0 million of cash and cash equivalents compared to $36.2 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2007. Our primary use of cash and cash equivalents is to fund accounts receivable and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Additionally, at September 30, 2008 and December 31, 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of September 30, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper available to us within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

In April 2008, the commercial paper issuer was placed into receivership. The commercial paper is no longer highly liquid and an observable market does not exist, therefore a readily determinable fair market value of the investment is not available. As of September 30, 2008, the receiver for the issuer provided us with information regarding the issuer’s estimated investments and debt obligations. Based on such information from the receiver, we have estimated the fair market value of the commercial paper based on the probabilities of repayment from the issuer’s net assets under various liquidation scenarios. The issuer’s net assets represent (1) the estimated market value of the issuer’s investments using (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and/or (ii) individual valuation estimates of the underlying collateral using multiple indicators of value less (2) the issuer’s estimated debt obligations. The results of the commercial paper valuation yielded a range of estimated fair market values for our commercial paper investment from approximately $5.7 million to approximately $10.0 million. Based on the above, we estimated the fair market value of our commercial paper to be $8.1 million at September 30, 2008.

The estimated fair market value of our commercial paper could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

We also have a Credit Facility that permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Outstanding borrowings under our Credit Facility totaled $35.0 million and $40.0 million at September 30, 2008 and December 31, 2007, respectively. Our issued letters of credit under the Credit Facility totaled $47.9 million and $55.1 million at September 30, 2008 and December 31, 2007, respectively. No bankers’ acceptances were issued under our Credit Facility at September 30, 2008 and December 31, 2007. We had $392.1 million of availability under our Credit Facility at September 30, 2008. The Credit Facility expires on December 21, 2012.

Based on information available to us, all of the financial institutions participating under our syndicated Credit Facility are able to fulfill their commitments as of our filing date. However, there can be no assurance that the financial institutions will continue to be able to fulfill their funding obligations under the Credit Facility in the future.

Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility. As of September 30, 2008, our weighted average interest rate on our borrowings under the Credit Facility was 5.5% per annum.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2008, we were in compliance with all covenants contained in our Credit Facility.

We have unsecured credit lines aggregating $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of September 30, 2008 and December 31, 2007, our outstanding bank guarantees under these credit lines totaled $23.7 million and $3.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) from one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of September 30, 2008, we recorded a debt of $14.5 million, net of unamortized finance charges of $0.3 million, under the BA Facility.

Net cash provided by operating activities totaled $198.3 million for the first nine months of 2008 as compared to net cash used in operating activities of $26.8 million for the first nine months of 2007. This change of approximately $225.1 million in cash provided by operating activities was primarily due to changes in operating assets and liabilities and our increased net income for the first nine months of 2008 as compared to the first nine months of 2007.

During the first nine months of 2008, net cash used in investing activities was $99.4 million compared to net cash used in investing activities of $10.2 million for the first nine months of 2007. This $89.2 million increase in cash used in investing activities was due to $93.4 million cash used for the acquisition of the Texor business, net of cash acquired of $0.3 million and a $2.5 million net decrease in proceeds from the sale of short-term investments. Partially offsetting the increase in cash used in investing activities was a decrease in capital expenditures of approximately $6.6 million.

Net cash provided by financing activities was $24.0 million for the first nine months of 2008 as compared to net cash used in financing activities of $15.0 million for the first nine months of 2007. This change of approximately $39.0 million in cash provided by financing activities was primarily due to $14.5 million for the issuance of bankers’ acceptances, a net increase of $10.0 million resulting from the payment of restricted cash held as collateral from a customer, $7.9 million in Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards and a $1.1 million increase in proceeds from the exercise of stock options.

Our current assets increased $22.9 million from December 31, 2007 primarily due to increases in cash and cash equivalents and prepaid expenses and other current assets. Our accounts receivable of $1.3 billion at September 30, 2008 decreased $59.4 million from December 31, 2007, primarily due to lower Days Sales Outstanding in 2008. At September 30, 2008, the allowance for bad debt was $25.1 million, an increase of $12.4 million as compared to December 31, 2007. Inventories of $78.0 million at September 30, 2008 decreased $25.0 million from December 31, 2007, primarily due to lower inventory levels. Prepaid expenses and other current assets of $74.3 million at September 30, 2008 increased $23.4 million from December 31, 2007, primarily due to increases in accounts receivable related to transaction taxes and prepaid fuel.

Our current liabilities increased $24.3 million from December 31, 2007 primarily due to increases in short-term debt, customer deposits, accrued expenses and other current liabilities and accounts payable. Our long-term liabilities increased $6.0 million from December 31, 2007 primarily due to a promissory note issued in connection with the acquisition of the Texor business and an increase in non-current income tax payable partially offset by a decrease in borrowings under our Credit Facility.

Shareholders’ equity was $583.8 million at September 30, 2008, as compared to $483.9 million at December 31, 2007. The increase in shareholders’ equity of $99.9 million was primarily due to $76.4 million in earnings, $9.9 million of additional capital in excess of par value in connection with the issuance of common stock for the acquisition of the Texor business, $2.5 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, $7.9 million in Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards, $6.2 million of additional capital in excess of par value in connection with share-based payments and $1.9 million from the exercise of stock options. Partially offsetting these increases was the declaration of $3.2 million in dividends and $1.6 million for the purchase of stock from employees to satisfy the required withholding taxes related to share-based awards.

We believe that available funds from existing cash and cash equivalents, our Credit Facility and Receivable Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other forms of financing, include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Financing may not be available when needed or desired on terms favorable to us.

On October 13, 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and may be suspended or discontinued at any time. As of November 6, 2008, no shares of our common stock have been repurchased under this program. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions to create shareholder value and enhance our financial performance subject to market conditions.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”), debt and interest obligations, obligations related to agreements with executives and letters of credit and obligations related to operating leases, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2007 to September 30, 2008. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2007 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of September 30, 2008, our FIN 48 liabilities were $29.1 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $71.0 million at September 30, 2008 increased $25.1 million from December 31, 2007 primarily due to issuance of $14.5 million of bankers’ acceptances, a $14.0 million promissory note issued in connection with the acquisition of the Texor business, partially offset by a $5.0 million reduction of outstanding borrowings under our Credit Facility.

Related to Agreements with Executives. In March 2008, we entered into agreements with our Chairman and Chief Executive Officer (“CEO”), our President and Chief Operating Officer (“COO”) and the President of our aviation segment which provided for, among other things, a base salary for our CEO and COO to be determined by the Compensation Committee each year in its sole discretion and a base salary of $500,000 per year for the President of our aviation segment. Based on (i) the current $575,000 base salary of our CEO and COO and the base salary of the President of our aviation segment, (ii) the contractual four-year term of the agreements with our CEO and COO and (iii) the contractual two-year term of the agreement with the President of our aviation segment, our obligations related to agreements with executives will be $1.7 million in 2008 and 2009 and $1.2 million in 2010 and 2011.

Operating Lease Obligations. In connection with the acquisition of the Texor business in June 2008, we have entered into ten new leases, which consist of nine retail gasoline stations, of which one is currently under construction by the landlord for our future use, and one corporate office in Illinois. These leases will expire between March 2016 and February 2020. For the ten leases, we will make aggregate payments of $1.0 million in 2008, $1.8 million in 2009, 2010, 2011 and 2012, $1.9 million in 2013 and $8.8 million from 2014 to 2020.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit and bank guarantees to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2008, we had issued $47.9 million of letters of credit under our Credit Facility and $23.7 million of letters of credit and bank guarantees under our other unsecured credit lines. For additional information on our Credit Facility and other unsecured credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1—Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Except for the outstanding commodity instruments, interest rate and foreign currency shown below, there were no material changes from information provided in “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of our 2007 10-K Report.

Commodity

As of September 30, 2008, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark to Market Gains (Losses)
			Metric Tons	Gallons
2008	Fair Value Hedge Inventory	Effect on Hedged Item		6,846	$0.38	$(2,592)
		Futures (Sales)		6,846	0.03	194
	Non-Designated	Options (Purchases)		37,596	0.40	15,109
		Options (Sales)		41,130	0.40	(16,586)
		Purchase Commitments		420	0.55	(232)
		Sales Commitments		497	0.70	348
		Swaps (Purchases)		18,131	0.32	5,731
		Swaps (Sales)		14,520	0.29	(4,164)
2009	Non-Designated	Options (Purchases)		26,236	0.58	15,227
		Options (Sales)		29,284	0.57	(16,612)
		Purchase Commitments		336	0.19	(65)
		Sales Commitments		336	0.24	80
		Swaps (Purchases)		11,113	0.28	3,119
		Swaps (Sales)		8,065	0.21	(1,729)
2008	Fair Value Hedge Inventory	Effect on Hedged Item	24		6.02	(147)
		Futures (Sales)	2		146.85	357
		Swaps (Sales)	22		0.86	19
	Non-Designated	Futures (Sales)	1		148.70	40
		Purchase Commitments	72		124.98	9,042
		Sales Commitments	76		16.92	(1,292)
		Swaps (Purchases)	1,106		17.65	19,523
		Swaps (Sales)	1,179		21.48	(25,330)
	Fair Value Hedge Sales	Effect on Hedged Item	47		12.02	(560)
		Swaps (Purchases)	47		9.76	(455)
	Fair Value Hedge Purchases	Effect on Hedged Item	99		100.91	9,940
		Swaps (Sales)	99		59.13	(5,824)
2009	Non-Designated	Swaps (Purchases)	524		64.60	(33,836)
		Swaps (Sales)	524		66.89	35,034
	Fair Value Hedge Sales	Effect on Hedged Item	7		121.53	(875)
		Swaps (Purchases)	7		116.11	836
	Fair Value Hedge Purchases	Effect on Hedged Item	74		162.45	12,062	(1)
		Swaps (Sales)	74		158.02	(11,733	)(1)

						$4,629	(2)

(1)	The Mark to Market amount includes $4.7 million in unrealized net gains associated with purchase commitments that were previously non-designated derivatives for which normal purchase normal sales election was made and subsequently were designated as hedged items in fair value hedges in the fourth quarter of 2007. The unrealized net gains were offset by $4.7 million in unrealized net losses associated with swaps related to the purchase commitments.

(2)	This amount includes $690 thousand in unrealized net gains as of September 30, 2008 associated with the $2.8 million cumulative adjustment to retained earnings in connection with the adoption of SFAS No. 157 on January 1, 2008.

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of September 30, 2008, our total borrowing under our Credit Facility was $35.0 million and our weighted average interest rate on borrowings under the Credit Facility was 5.5% per annum. Based on our outstanding borrowings at September 30, 2008, our sensitivity to interest rates with an assumed 1.0% change would increase or decrease net income by $227.5 thousand and have $0.01 effect on our earnings per basic and diluted shares.

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

As of September 30, 2008, we had the following foreign currency derivative contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount		United States Currency Amount	Fair Value Asset (Liability)
2008	Non-designated	BRL	786	$459	$(46)
		CLP	6,809,442	12,863	(546)
		EUR	768	1,165	(28)
		GBP	239	434	(3)
2009	Non-designated	EUR	60	92	(2)

					$(625)

Item 4.	Controls and Procedures

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2008. However, during the first quarter of 2008, we implemented our enterprise integration project which consists of a company-wide financial and commercial information system upgrade. We have updated our internal control over financial reporting as necessary to accommodate these changes.

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

As described in “Item 3 – Legal Proceedings” of our 2007 10-K Report and below, we are involved in certain legal proceedings, some of which may be material. There were no material developments during the third quarter of 2008 in the legal proceedings described in our 2007 10-K Report.

C.L.G. Properties Litigation

In July 2008, C.L.G. Properties, LLC (“CLG”) filed a lawsuit in the Los Angeles, California Superior Court against Kropp Holdings, Inc. d/b/a AVCARD, one of our subsidiaries (“AVCARD”), and two other defendants. CLG claims that AVCARD asserted an improper lien on an airplane owned by CLG and is seeking damages of approximately $3.0 million. We believe that CLG’s suit against AVCARD is without merit and we intend to vigorously defend the action.

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

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2008 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
7/1/08-7/31/08	314	$22.78	—	$—	$—
8/1/08-8/31/08	—	—	—	—	—
9/1/08-9/30/08	—	—	—	—	—

Total	314	$22.78	—	$—

The above shares relate to the purchase of stock tendered by employees to exercise share-based awards and satisfy the required withholding taxes related to share-based awards.

On October 13, 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and may be suspended or discontinued at any time. As of November 6, 2008, no shares of our common stock have been repurchased under this program. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions to create shareholder value and enhance our financial performance subject to market conditions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Limited Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement by and among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd., as borrowers, the financial institutions signatory thereto as lenders, and Bank of America, N.A., as administrative agent, dated September 4, 2008 and effective as of September 30, 2008.

10.2	Master Accounts Receivable Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte. Ltd., as the sellers, and World Fuel Services Corporation, as the parent, the banks party thereto, and HSBC Bank USA, National Association, as the administrative agent, dated as of September 30, 2008. (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer (Principal Financial Officer)