Form 10-K
period 2008-12-31
WORLD FUEL SERVICES CORP
filed 2009-02-26
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was approximately $604,317,000.

The registrant had approximately 29,347,000 shares of common stock, par value $0.01 per share, outstanding as of February 20, 2009.

Documents incorporated by reference:

Part III—Specified Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“Form 10-K”) as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of used oil and provider of aviation services. We have since ceased the activities of a recycler and reseller of used oil. In 1986, we diversified our operations by entering the aviation fuel business. In 1995, we entered the marine fuel and related services business by acquiring the Trans-Tec group of companies. In 2003, we entered the land fuel and related services business.

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: marine, aviation and land. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second- and third-tier airlines, cargo carriers, regional and low-cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments, as well as a private label charge card used to purchase aviation fuel and related services by customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators and other end users. In June 2008, we acquired certain assets of Texor Petroleum Company, Inc., including the assets comprising its wholesale motor fuel distribution business and the Texor Petroleum trade name (collectively, the “Texor business”). The Texor business is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers and operates a small number of retail gasoline stations.

We have offices located in the United States, the United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Canada and South Africa. See “Item 2—Properties” for a list of principal offices by business segment and “Exhibit 21.1—Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 12 to the accompanying consolidated financial statements included in this Form 10-K.

Our principal executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our internet address is www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics, Board of Directors’ committee charters, and Corporate Governance Principles. If we make any substantive amendments to our Code of Corporate Conduct and Ethics (the “Code”) or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) or Corporate Controller, we will disclose the date and nature of such amendment or waiver on our internet website or in a Current Report on Form 8-K. Our internet website and information contained on our internet website are not part of this Form 10-K and are not incorporated by reference in this Form 10-K.

Marine Segment

We market fuel and related services to a broad base of customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the United States and foreign governments. We provide marine fuel and related services throughout most of the world under the following trade names: World Fuel, Trans-Tec, Bunkerfuels, Oil Shipping, Marine Energy, Norse Bunker, Casa Petro and Tramp Oil.

Through our extensive network of offices, we provide our customers global market intelligence and rapid access to quality and competitively priced marine fuel, 24 hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers require cost effective and professional fuel services, since the cost of fuel is a major component of a vessel’s operating overhead.

As ship owners, time charter operators and suppliers continue to outsource their marine fuel purchasing and/or marketing needs, our value-added services have become an integral part of the oil and transportation industries’ push to shed non-core functions and reduce costs. Suppliers use our global sales, marketing and financial infrastructure to sell a spot or ratable volume of product to a diverse, international purchasing community. End customers use our real-time analysis of the availability, quality, and price of marine fuels in ports worldwide to maximize their competitive position.

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

We purchase our marine fuel from suppliers worldwide. We enter into derivative contracts in order to mitigate the risk of market price fluctuations, and to offer our customers fuel pricing alternatives to meet their needs. Our cost of fuel is generally tied to spot pricing, market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts or when limited by the amount of credit extended to us by suppliers, or as required to transact business in certain countries.

Because we typically arrange to have fuel delivered by our suppliers directly to our customers, inventory is maintained only for competitive reasons at three locations and is hedged in an effort to protect us against price risk. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel.

We utilize subcontractors to provide various services to customers, including fueling of vessels in port and at sea, and transportation of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Aviation Segment

We market fuel and related services to major commercial airlines, second- and third-tier airlines, cargo carriers, regional and low-cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments. Our aviation-related services include fuel management, price risk management, arranging ground handling and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. We also offer a private label charge card to customers in the general aviation industry. We have developed an extensive network that enables us to provide aviation fuel and related services throughout most of the world under the following trade names: World Fuel, PetroServicios de Mexico, Tramp Oil, PetroServicios de Costa Rica, Baseops, Airdata and AVCARD.

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

We purchase our aviation fuel from suppliers worldwide. Our cost of fuel is generally tied to market-based formulas or is government controlled. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. However, certain suppliers require us to provide a letter of credit. We may prepay our fuel purchases to take advantage of financial discounts or when limited by the amount of credit extended to us by suppliers, or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations and to offer our customers fuel pricing alternatives to meet their needs.

Fuel is typically delivered into our customers’ aircraft or designated storage directly from our suppliers or from our fuel inventory. Inventory is held at multiple locations for competitive reasons. Inventory is purchased at airport locations or shipped via pipelines. Inventory in pipelines is hedged in an effort to protect us against price risk. We have arrangements with our suppliers and other third parties for the storage and delivery of fuel. We engage in spot sales and contract sales. Spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us, whereas contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specified volume of fuel from us over the contract term.

We utilize subcontractors to provide various services to customers, including into-plane fueling at airports and transportation and storage of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Land Segment

We market fuel and related services to petroleum distributors operating in the land transportation market; and through our acquisition of the Texor business in June 2008, we also offer branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers and operate a small number of retail gasoline stations. Our land-related services include management services for the procurement of fuel and price risk management. We provide land fuel and related services throughout most of the United States as well as parts of Brazil and the United Kingdom under the following trade names: World Fuel, Tobras and Texor.

In our land segment, we principally act as a reseller. When acting as a reseller, we contemporaneously purchase fuel from a supplier, mark it up and resell it to our customers through spot sales and contract sales. We purchase our land fuel from suppliers throughout the United States as well as parts of Brazil and the

United Kingdom. Our suppliers typically extend us unsecured trade credit for our fuel purchases. Our cost of fuel is generally tied to market-based formulas. We extend unsecured credit to most of our customers and offer them fuel-pricing alternatives through our price risk management services.

Fuel is delivered to our customers directly at designated tanker truck loading terminals commonly referred to as “racks” or directly to customer locations through third party carriers. These racks are owned and operated by our suppliers or third-party consortiums. We engage in spot sales and contract sales. Spot sales are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Contract sales are made pursuant to fuel purchase contracts with our customers who commit to purchasing specified volume of fuel from us over the contract term. We also enter into derivative contracts to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income, none of our land customers accounted for more than 10% of total consolidated revenue.

Competitors

Our competitors within the highly fragmented world-wide downstream markets of marine, aviation and land fuel are numerous, ranging from large multinational corporations, principally major oil producers, which have significantly greater capital resources, to relatively small and specialized firms. We compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We believe that our extensive market knowledge, world-wide presence, extension of credit and use of derivatives to provide fuel pricing alternatives give us the ability to compete in the marketplace.

Employees

As of February 20, 2009, we employed 1,164 people worldwide.

Regulation

Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties, and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Item 1A—Risk Factors,” and “Item 3 – Legal Proceedings.”

Forward-Looking Statements

Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers on derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility and the facility to sell certain of our accounts receivable;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	the outcome of litigation;

•	our ability to comply with federal and state laws and regulations, including those related to environmental matters; and

•	other risks, including those described in “Item 1A—Risk Factors” and those described from time to time in our filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this annual report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Item 1A.	Risk Factors

We extend unsecured credit to most of our customers in connection with their purchases of fuel from us, and our business, financial condition and results of operations will be adversely affected if we are unable to collect accounts receivable.

We extend unsecured credit to most of our customers in connection with their purchases of fuel from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with their suppliers of fuel and related services. While no single customer generates more than 10% of our total consolidated revenue, diversification of credit risk is limited because we sell primarily within the marine, aviation and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the marine, aviation or land transportation industries, political instability, terrorist activities, military action and natural disasters in our market areas. The unprecedented levels of disruption and volatility in the credit and financial markets have increased our possible exposure to customer credit risk because it has made it harder for our customers to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to counterparty risk in connection with certain of our contracts. The soundness of our counterparties, which include our customers and suppliers and financial institutions, could adversely affect us.

We have exposure to the marine, aviation and land fuel industries as well as to our customers and suppliers in those industries. As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivative products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. For example, in the ordinary course of our business we enter into fixed forward pricing contracts with our customers and suppliers under which we agree to sell or purchase, as the case may be, fuel at fixed prices and they agree to purchase or sell, as the case may be, fixed volumes of fuel during the term of the contract. If there is a significant fluctuation in the price of fuel there is a risk they could decide to, or be forced to, default under their obligations to us. Even if the counterparty to a fixed forward pricing contract does not default, if a customer has agreed to purchase fuel from us at a fixed price and the price of fuel drops, we will be functionally extending unsecured credit to that customer at the time the fuel is purchased. We have credit standards and perform credit evaluations of our customers and suppliers, which are based in part on our credit history with the applicable party. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

We also use derivatives to hedge certain of our fuel inventories and certain purchase and sale commitments. In connection with these activities, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into commodity-based derivative instruments with financial institution counterparties, such as broker/dealers, commercial banks and investment banks. These transactions are typically done on an unsecured basis and should the counterparty fail to honor its obligations under our agreements with them, we could sustain significant losses which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to various risks in connection with our use of derivatives.

We enter into financial derivative transactions to hedge our fuel inventories and certain purchase and sale commitments. The majority of our derivatives are not designated as cash flow hedges for accounting purposes and therefore changes in the fair market value of such derivatives are recognized as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated income statement. Our efforts to hedge our exposure to fuel price fluctuations could be ineffective. For example, there currently is no market for aviation jet fuel futures so we enter into hedging transactions with respect to our aviation business by trading in heating oil futures. To the extent the price of aviation jet fuel and heating oil are not correlated, then our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, heating oil is not a perfect substitute for aviation jet fuel and it is not unseen for short-term significant differences in the pricing to occur. For example, in the period immediately following Hurricane Katrina in 2005, the price of aviation jet fuel increased substantially while the price of heating oil remained relatively constant. Our hedging activity is in the Level II and Level III categories within the fair value hierarchy set out in Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements,” and as such requires a high degree of subjective assessment and judgment by management in connection with determining fair value. The risks we face because of our use of financial derivatives have been exacerbated by the recent volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks if our employees fail to comply with our policies and procedures on hedging, for example by failing to hedge a specific financial risk, which could subject us to significant financial losses which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the market price of fuel may have a material adverse effect on our business.

Fuel prices which have been extremely volatile in the recent past, are likely to continue to be volatile in the future, and depend on factors outside the control of the Company, such as:

•	expected and actual supply and demand for fuel;

•	political conditions

•	changes in pricing or production controls by OPEC;

•	technological advances affecting energy consumption and supply;

•	energy conversation efforts;

•	price and availability of alternative fuels; and

•	weather.

A rapid decline in fuel prices could adversely affect our profitability due to our average costing methodology which may cause our inventory value to be higher than market resulting in our inventory being marked-to-market, and the inventory itself may ultimately have to be sold at lower prices. If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits, which could also adversely impact their businesses sufficiently to cause them to be unable to make payments owed to us for fuel we permitted them to purchase on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. There would be no assurance that the volume of orders from our customers would increase again or that we would be able to replace lost volumes by courting new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to use so much cash for fuel purchases as to impair our liquidity.

We maintain fuel inventories for competitive reasons. Because fuel is essentially a commodity, we have no control over the changing market value of our inventory. Our inventory is valued using the average cost methodology and is stated at the lower of cost of market. Accordingly, if the market value of our inventory was less than our average cost, we would record a write-down of inventory and a non-cash charge to cost of revenue. In addition, we may not be able to sell our inventory at the market value or average cost reflected in our financial statements at any given time.

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

In particular, we operate in emerging markets, such as Russia and certain countries in Asia and Latin America, which have been plagued by corruption and have uncertain regulatory environments, both of which could have a negative impact on our operations there. Many countries in which we operate historically have been and may continue to be susceptible to recessions or currency devaluation.

Fluctuations in foreign exchange rates could materially affect our reported results.

The majority of our business transactions are denominated in U.S. dollars. However, in certain markets, payments to some of our fuel suppliers and from some of our customers are denominated in local currency. We also have certain liabilities primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged and such risk may be substantial. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

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

We use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in port and at sea and delivering land-based fuel. The failure of these third parties to perform these services in accordance with the agreed terms for any reason, such as an interruption of their business because of weather (such as Hurricane Katrina), environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities which might have a material adverse effect on our business, financial condition and results of operations.

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

Non-performance of suppliers on their sale commitments and customers on their purchase commitments could disrupt our business.

We enter into sale and purchase agreements with customers and suppliers for fuel at fixed prices. To the extent either a customer or supplier fails to perform on their commitment, we may be required to sell or purchase the fuel at prevailing market rates, which could be significantly different than the fixed price within the sale and purchase agreements and therefore could have a material adverse effect on our business, financial condition and results of operations.

Material disruptions in the availability or supply of fuel would adversely affect our business.

The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, such as hurricanes, terrorist activity, military action or other conditions disrupt the availability or supply of fuel.

Adverse conditions in the marine, aviation and land transportation industries may have an adverse effect on our business.

Our business is focused on the marketing of fuel and fuel-related services to the marine, aviation and land transportation industries. Therefore, any adverse economic conditions in these industries may have an adverse effect on our business. Recently, the aviation industry has experienced a decline in passenger traffic, and the marine industry has witnessed a slowdown in shipping, in both cases as a result of the deterioration of the global economy generally. In addition, any political instability, natural disasters (such as Hurricane Katrina), terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the marine, aviation and land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

Insurance coverage for some of our operations may be insufficient to cover losses.

We do not maintain any insurance coverage for various risks, such as certain environmental claims, the acts or omissions of our subcontractors, and war and terrorism. Even if we are faced with a liability in connection with which we do maintain insurance, our insurance coverage may be inadequate. Also, if we take, or fail to take, certain actions, such as, our insurance carriers may refuse to pay particular claims. If the cost of insurance increases, we may decide to discontinue certain insurance coverage or reduce our level of coverage to offset the cost increase. In addition, insurance coverage that we currently have could become difficult or impossible to obtain in the future.

Our failure to comply with the restrictions of our Credit Facility could adversely affect our operating flexibility.

We borrow money pursuant to a Credit Facility that imposes certain operating and financial covenants on us, such as limiting or prohibiting our ability to pay dividends incur additional debt, create liens, make restricted payments, sell assets or engage in mergers or acquisitions. Our failure to comply with obligations under the Credit Facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, could trigger cross-defaults under other agreements to which we are a party, such as certain derivatives contracts and promissory notes issued in connection with acquisitions, and would impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations.

Our cash equivalents and investments are subject to risks which may cause illiquidity and losses from declines in value.

Our cash equivalents, principally consisting of overnight investments, bank money market accounts, bank time deposits and investment grade commercial paper, and investments are subject to credit, liquidity, market and interest rate risk, which have all been exacerbated recently due to the unprecedented volatility of the capital markets. Adverse changes to these risks have resulted, and could further result, in the decline of the fair value in our cash equivalents and investments, and could materially affect our financial condition, results of operations, and cash flows.

Increases in interest rates, the failure of our interest rate protection arrangements, if any, to reduce our interest rate volatility or both may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

Borrowings under our Credit Facility are subject to variable interest rates. However, from time to time, we may enter into interest rate protection arrangements that, in effect, fix the rate of interest on our debt. The amount of debt covered by such arrangements may change depending on our working capital needs. As of December 31, 2008, we had no outstanding borrowings under our Credit Facility or outstanding interest rate protection arrangements. Should we borrow under our Credit Facility, an increase in interest rates, our failure to maintain adequate interest rate protection arrangements or both would increase our interest expense and could adversely affect our cash flow and our ability to service our indebtedness.

Our business is dependent on the ability to obtain financing to meet our capital requirements and fund our future growth, which may be particularly difficult to obtain because of the recent tightening and volatility of the credit and capital markets.

We rely on credit arrangements with banks, suppliers and other parties as a significant source of liquidity for capital requirements not satisfied by operating cash flow. There has been a substantial tightening of the global credit markets recently, which, along with our then-current financial condition and the restrictions in our existing debt agreements, could affect our ability to obtain credit as and when we need it on commercially reasonable terms or at all and, consequently, could have a negative impact on our future development and growth. If we are unable to obtain debt financing and instead raise capital through an equity issuance, outstanding equity interests would be diluted. Even if we are able to obtain debt financing, the restrictions creditors place on our operations and our increased interest expense and leverage could limit our ability to grow.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is dependent largely on the services of our senior management and professional team. Although we have employment agreements with certain of our key executive officers, the employment agreements do not prevent those officers from ceasing their employment with us at any time. If we are unable to retain the existing senior management and professional personnel, or to attract other qualified senior management and professional personnel on terms satisfactory to us, our business will be adversely affected. While we maintain key man life insurance with respect to certain members of our senior management, our coverage levels may not be sufficient to offset any losses we may suffer as a result of our loss of the officer, and there is no assurance that we will continue to maintain key man life insurance in the future.

Businesses we have acquired or may acquire in the future as well as strategic investments will expose us to increased operating risks.

As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers and other related service businesses. For example, we purchased the Texor business in 2008 and AVCARD in 2007. We cannot assure you, however, that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, or that we will be able to finance acquisitions on economically acceptable terms. Even if we are able to acquire new businesses in the future, they could result in the incurrence of substantial additional indebtedness and other expenses or potentially dilutive issuances of equity securities and may affect the market price of our common stock, inhibit our ability to pay dividends or restrict our operations.

These investments could expose us to additional business and operating risks and uncertainties, including:

•	the ability to effectively integrate and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

•	the ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;

•

the diversion of management’s time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships, and other disruptions of our business;

•	the risk of entering markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees, customers or suppliers of the acquired businesses;

•	the requirement to write-down acquired assets as a result of the acquired business being worth less than we paid for it;

•	additional capital expenditure requirements;

•	the risk that an acquisition or strategic investment could reduce our future earnings; and

•	the assumption of material liabilities, exposure to unknown liabilities, and no or limited indemnities.

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

If we should fail to comply with these regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

If we are involved in a spill, leak, fire, explosion or other accident involving hazardous substances or if there are releases of fuel or fuel products we own, our operations could be disrupted and we could be subject to material liabilities, such as the cost of investigating and remediating contaminated properties or claims by customers, employees or others who may have been injured, or whose property may have been damaged. These liabilities could have a material adverse effect on our business, financial condition and results of operations. Some environmental laws impose strict liability, which means we could have liability without regard to whether we were negligent or at fault.

In addition, compliance with existing and future environmental laws regulating underground storage tanks located at the retail gasoline stations that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage to support future remediation obligations, but if any of the state trust funds become insolvent or are discontinued for any reason, or if they or our insurers fail to pay for remediation, we would be obligated to make those payments, which could be substantial.

If we are held liable for clean up and other costs related to several businesses we exited, which handled hazardous and non-hazardous waste, such liability could adversely affect our business and financial condition.

We have exited several businesses, such as the used oil recycling business, that handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities in the U.S. We have been sued in the past and may be sued in the future as a potentially responsible party for the clean up of such disposal facilities and may be held liable for these and other clean up costs pursuant to United States federal and state laws and regulations. In addition, under these laws and regulations, we may be required to clean up facilities previously operated by us.

Our operations may be adversely affected by competition from other energy sources.

Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Current and future litigation could have an adverse effect on the Company.

The Company is currently involved in certain legal proceedings in the ordinary course of its business. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. The Company’s results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

We are exposed to risks from legislation requiring companies to have adequate internal controls over financial reporting and to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2008, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, neither our management’s evaluation of our internal control over financial reporting nor the audit of internal controls included the Texor business. In addition, we have expansive international operations, the scope and breadth of which exacerbate the risks associated with our internal controls. Accordingly, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline. Moreover, even if we and our auditors do not identify any concerns about our internal control system, it may not prevent all potential errors or fraud.

We may not achieve sufficient earnings to pay dividends to our shareholders.

We currently intend to pay regular cash dividends on a quarterly basis, but may be restricted from doing so by the terms of our Credit Facility or may not achieve sufficient earnings to pay some or any dividends. The amount of cash we have available for distribution depends primarily on our cash flow, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

An increase in interest rates may cause the market price of our common shares to decline.

Like all equity investments, an investment in our common shares is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded corporate interests. Reduced demand for our common shares resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common shares to decline.

Failure to comply with state laws regulating the sale of alcohol and tobacco products in our convenience stores may result in the loss of necessary licenses and the imposition of penalties on us, which could have an adverse effect on our business.

State laws regulate the sale of alcohol and tobacco products in our convenience stores. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth our principal properties, all of which are leased, as of February 20, 2009. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2009 in any material respect.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, marine, aviation and land segments	Three leases: May 2011, March 2013 and January 2014
333 Cypress Run #200 Houston, Texas 77094, USA	Administrative, operations and sales office for aviation and land segments	April 2014
Raritan Plaza III 105 Fieldcrest Avenue, Suite 203 Edison, NJ 08837, USA	Administrative, operations and sales office in marine segment	January 2010
3340 S. Harlem Avenue Riverside, IL. 60546, USA	Administrative, operations and sales office for land segment	June 2018
4 North Park Drive, suite 412 Hunt Valley, Maryland 21030	Administrative, operations and sales office for aviation segment	May 2010
1101 Fifth Avenue, Suite 280 San Rafeal, CA 94901, USA	Administrative, operations and sales office in marine segment	July 2013
Portland House 13th Floor Bressenden Place London UK SW1E6BH	Administrative, operations and sales office for marine segment	March 2015
Kingfisher House North Park Gatwick Road Crawley, West Sussex, RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015
238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for marine and aviation segments	December 2009
No. 93 Jafee Road Nos. 21-25, Luard Road Wanchai, Hong Kong	Marketing office for marine segment	February 2010
9 F/L., Dongwon-Bldg., 128-27 Dangju—Dong, Chongno—Ku Seoul, 110-759, South Korea	Marketing office for marine segment	September 2010
4th floor, Tozan Building, 4-4-2 Nihonbashi Hon-Cho, Chuo-Ku Tokyo 103-0023, Japan	Marketing office for marine segment	June 2010
The Fairmont Dubai Hotel Building, Office 1701, Sheikh Zayed Road Dubai, United Arab Emirates	Marketing office for marine segment	February 2009
The Foundry, 4th Floor, Unit 1, Cardiff Rd Green Point, South Africa 8001	Marketing office for marine segment	August 2011
Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office for marine segment	August 2009
Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	September 2011
Calle 93B No. 11A-33, oficina 303 Bogota, Colombia	Administrative, operations and sales office for aviation segment	July 2009
Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office for marine and aviation segments	Two Leases: May 2009 and March 2013

Item 3.	Legal Proceedings

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

If we are added as a defendant in the County Suit, we would vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel-related services to TOM in Panama. In its suit, Atlantic alleges (1) Isthmian breached a barge charter agreement entered into between the two parties, (2) Isthmian entered into the agreement as an agent on behalf of TOM, and (3) TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking $3.5 million in damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

C.L.G. Properties Litigation

In July 2008, C.L.G. Properties, LLC (“CLG”) filed a lawsuit in the Los Angeles, California Superior Court against Kropp Holdings, Inc. d/b/a AVCARD, one of our subsidiaries (“AVCARD”), and two other defendants. CLG claims that AVCARD asserted an improper lien on an airplane owned by CLG and is seeking damages of approximately $3.0 million. In January 2009, upon request by CLG, the court dismissed CLG’s complaint against AVCARD without prejudice.

Other Matters

As of December 31, 2008, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of February 20, 2009, there were 246 shareholders of record of our common stock and the closing price of our stock on the NYSE was $26.64. The following table sets forth, for each quarter in 2008 and 2007, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2008
First quarter	$31.28	$24.42
Second quarter	31.71	21.19
Third quarter	29.75	19.57
Fourth quarter	38.46	15.61

2007
First quarter	$47.84	$40.58
Second quarter	48.23	38.56
Third quarter	44.75	34.22
Fourth quarter	44.56	28.91

Dividends

The following table sets forth the amount, the declaration date, record date, and payment date for each quarterly dividend declared in 2008 and 2007.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2008
First quarter	$0.0375	March 7, 2008	March 21, 2008	April 9, 2008
Second quarter	0.0375	June 6, 2008	June 18, 2008	July 9, 2008
Third quarter	0.0375	September 5, 2008	September 19, 2008	October 8, 2008
Fourth quarter	0.0375	December 5, 2008	December 19, 2008	January 7, 2009

2007
First quarter	$0.0375	March 9, 2007	March 23, 2007	April 11, 2007
Second quarter	0.0375	June 8, 2007	June 22, 2007	July 11, 2007
Third quarter	0.0375	September 7, 2007	September 21, 2007	October 10, 2007
Fourth quarter	0.0375	December 7, 2007	December 21, 2007	January 9, 2008

Our Credit Facility restricts the payment of cash dividends to a maximum of 50% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility. For additional information regarding our Credit Facility, see Note 7 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance

This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five-year period from December 31, 2003 through December 31, 2008. The cumulative return includes reinvestment of dividends.

*	$100.00 invested on December 31, 2003 in stock or index-including reinvestment of dividends. Fiscal year ending December 31st.

**	As of the close of the market on such day.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding stock options and stock-settled stock appreciation rights, which are referred to collectively as “Option Awards” and restricted stock units (“RSUs”) under our various equity compensation plans (which were all approved by our shareholders) as of December 31, 2008 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding Option Awards and RSUs	(b) Weighted average exercise or conversion price of outstanding option Awards and RSUs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Omnibus Plan	860	$28.72	985
2001 Omnibus Plan	950	30.85	—
1996 Employee Stock Option Plan	129	5.60	—
1993 Non-Employee Directors Stock Option Plan	98	23.89	—

	2,037	$28.01	985

There are no outstanding warrants to purchase our common stock.

Repurchase of Common Stock

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2008 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
10/1/08-10/31/08	1	$21.59	—	$—	$50,000
11/1/08-11/30/08	—	—	—	—	50,000
12/1/08-12/31/08	—	—	—	—	50,000

Total	1	$21.59	—	$—

The above shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and may be suspended or discontinued at any time. As of December 31, 2008, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

For information on repurchases of common stock for the first three quarters of 2008, see the corresponding Form 10-Q for each such quarter.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2008 (1)	2007 (2)	2006	2005	2004 (3)
Revenue	$18,509,403	$13,729,555	$10,785,136	$8,733,947	$5,654,373
Cost of sales	18,114,020	13,484,283	10,571,067	8,555,283	5,524,417

Gross profit	395,383	245,272	214,069	178,664	129,956
Operating expenses (4)	241,643	159,384	137,423	122,044	91,984

Income from operations	153,740	85,888	76,646	56,620	37,972
Other (expense) income, net	(16,165)	698	4,753	(792)	(2,138)

Income from operations before income taxes	137,575	86,586	81,399	55,828	35,834
Provision for income taxes	32,370	21,235	17,353	15,475	6,969

	105,205	65,351	64,046	40,353	28,865
Minority interest in income of consolidated subsidiaries	166	578	98	744	306

Net income	$105,039	$64,773	$63,948	$39,609	$28,559

Basic earnings per share:	$3.66	$2.30	$2.33	$1.67	$1.29

Basic weighted average shares	28,697	28,102	27,467	23,700	22,104

Diluted earnings per share:	$3.62	$2.23	$2.21	$1.57	$1.22

Diluted weighted average shares	29,029	29,062	28,923	25,214	23,454

Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2008 (1)	2007 (2)	2006	2005 (5)	2004 (3)
Cash, cash equivalents and short-term investments	$322,452	$44,251	$188,995	$143,284	$64,178
Accounts receivable, net	676,100	1,370,656	860,084	689,605	490,780
Total current assets	1,172,150	1,665,308	1,196,091	948,310	648,068
Total assets	1,404,626	1,798,046	1,277,400	1,014,001	712,171
Total current liabilities	751,046	1,231,111	826,761	635,556	466,985
Total long-term liabilities	45,693	83,058	24,670	25,098	56,683
Total shareholders’ equity	607,887	483,877	425,969	353,347	188,503

(1)	In June 2008, we acquired the Texor business. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since June 1, 2008.

(2)	In December 2007, we acquired AVCARD. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since December 1, 2007.

(3)	We acquired Tramp Oil in April 2004. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since April 1, 2004.

(4)	Included in operating expenses are total compensation costs associated with share-based payment awards of $14.7 million (including special bonus awards of approximately $4.5 million which will be settled in our common stock in March 2009), $7.2 million, $7.0 million, $4.0 million and $1.7 million for 2008, 2007, 2006, 2005 and 2004, respectively.

(5)	In September 2005, we completed a public offering of 4,112,000 shares of our common stock at a price of $31.00 per share. We received net proceeds of $120.3 million from the offering, after deducting $6.4 million in commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering, which was recorded as an increase to shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: marine, aviation and land. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second- and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments, as well as a private label charge card used to purchase aviation fuel and related services to customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market and retail petroleum operators and other end users. Through our acquisition of the Texor business in June 2008, we also offer branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers and operate a small number of retail gasoline stations.

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue increases year over year, while our gross profit is not necessarily impacted by the change in world oil prices. However, our gross profit can be impacted by significant movements in fuel prices during any given financial period due to our inventory average costing methodology. Changes in fuel prices can positively or negatively impact gross profit during any given financial period depending on the direction, volatility and timing of such price movements.

In our marine segment, we primarily purchase and resell fuel, and act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales, and in the case of the aviation segment, a percentage of processed credit card charges related to our AVCARD business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A—Risk Factors” of this Form 10-K.

Reportable Segments

We evaluate and manage our three reportable business segments using the performance measurement of income from operations. Corporate overhead costs are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Financial information with respect to our business segments is provided in Note 12 to the accompanying consolidated financial statements included in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payment awards, investments, derivatives, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectibility is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we contemporaneously purchase fuel from the supplier, mark it up, and resell the fuel to the customer, generally taking delivery for purchased fuel at the same place and time as the delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Revenue from fuel-related services is recognized when services are performed, the sales price is fixed or determinable and collectibility is reasonably assured. We record the sale of fuel-related services on a gross basis as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Commission from fuel broker services is recognized when services are performed and collectibility is reasonably assured. When acting as a fuel broker, we are paid a commission by the supplier.

Revenue from charge card transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

Share-Based Payment Awards

We account for share-based payment awards on a fair value basis. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share-based payment awards is reduced by an expected forfeiture amount on the outstanding share-based payment awards.

We use the Black-Scholes option pricing model to estimate the fair value of Option Awards. The estimation of the fair value of Option Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of Option Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were issued.

Accounts Receivable and Allowance for Bad Debt

Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon a customer’s payment history and creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers, and any specific customer collection issues that we have identified. Historical payment trends may not be a useful indicator of current or future credit worthiness of our customers, particularly in these unprecedented difficult economic and financial markets. Accounts receivable are reduced by an allowance for estimated credit losses.

If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A—Risk Factors” of this Form 10-K.

Inventories

Inventories are valued using the average cost methodology and are stated at the lower of cost or market. Components of inventory include fuel purchase costs, the related transportation costs and storage fees.

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by Statement of Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133, they are not recorded at fair value, but on an accrual basis of accounting, which means the values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to FAS No. 133 are recognized at estimated fair market value in accordance with FAS No. 157. If the derivative does not qualify as a hedge under FAS No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the fair market value of the hedge is recognized as a component of other non-operating expense/income in the consolidated statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or futures prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of revenue in earnings. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

For additional information on derivatives, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and our joint venture interest in Page Avjet Fuel Co. L.L.C., a Delaware limited liability company. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segments is estimated using discounted cash flow and market capitalization methodologies.

In connection with our acquisitions, we recorded identifiable intangible assets existing at the date of the acquisitions for customer, charge card holder and merchant relationships, supplier relationships, non-compete agreements and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization are reviewed annually for impairment by comparing the estimated fair value of the intangible asset with its carrying value.

Results of Operations

The results of operations for 2007 do not include the results of the Texor business (in our land segment) since the acquisition was not completed until June 1, 2008, and only include the results of AVCARD (in our aviation segment) for the month of December 2007 since the acquisition was not completed until December 1, 2007. The results of operations for 2008 include the results of the Texor business since June 1, 2008 and the full-year results of AVCARD.

2008 compared to 2007

Revenue. Our revenue for 2008 was $18.5 billion, an increase of $4.8 billion, or 34.8%, as compared to 2007. The significant increase in revenue from 2007 in total is primarily due to the rise in prices during most of the first three quarters of 2008 despite a sharp decline in oil prices during the fourth quarter.

Our revenue during these years was attributable to the following segments (in thousands):

	2008	2007	$ Change
Marine segment	$9,915,291	$7,665,801	$2,249,490
Aviation segment	7,294,466	5,460,838	1,833,628
Land segment	1,299,646	602,916	696,730

Total	$18,509,403	$13,729,555	$4,779,848

Our marine segment contributed $9.9 billion in revenue for 2008, an increase of $2.2 billion, or 29.3%, as compared to 2007. Of the total increase in marine segment revenue, $1.9 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2008. The remaining increase of approximately $373.6 million was due to increased sales volume to both new and existing customers.

Our aviation segment contributed $7.3 billion in revenue for 2008, an increase of $1.8 billion, or 33.6%, as compared to 2007. Of the total increase in aviation segment revenue, $2.1 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2008. Partially offsetting this increase was a decline of $267.5 million in decreased sales volume primarily attributable to our efforts to reduce low margin business and to eliminate certain high risk business, offset by the incremental sales volume contributed by our AVCARD acquisition.

Our land segment contributed $1.3 billion in revenue for 2008, an increase of $696.7 million as compared to $602.9 million in 2007. Of the total increase in land segment revenue, $508.1 million was due to increased sales volume attributable to incremental sales resulting from the acquisition of the Texor business, which was completed in June 2008, partially offset by decreased volume in our existing business. The remaining increase of $188.6 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2008.

Gross Profit. Our gross profit for 2008 was $395.4 million, an increase of $150.1 million, or 61.2%, as compared to 2007. Our gross profit during these years was attributable to the following segments (in thousands):

	2008	2007	$ Change
Marine segment	$203,345	$114,505	$88,840
Aviation segment	165,834	122,797	43,037
Land segment	26,204	7,970	18,234

Total	$395,383	$245,272	$150,111

Our marine segment gross profit for 2008 was $203.3 million, an increase of $88.8 million, or 77.6%, as compared to 2007. Contributing to the total increase in marine segment gross profit was $84.5 million in increased gross profit per metric ton sold due to favorable market conditions, as well as a focus to increase our return relative to invested working capital and $4.3 million due to increased sales volume.

Our aviation segment gross profit for 2008 was $165.8 million, an increase of $43.0 million, or 35.0%, as compared to 2007. Of the increase in aviation gross profit, $48.0 million was due to higher gross profit per gallon sold, which reflects favorable market conditions and the timing of price movements relative to our inventory position as well as changes in business mix yielding higher margins. Partially offsetting this increase was a decrease in aviation gross profit of $5.0 million due to net decreased sales volume primarily attributable to our efforts to reduce low margin business and to eliminate certain high risk business and decreased gross profit related to aviation services, partially offset by the incremental sales volume contributed by our AVCARD acquisition.

Our land segment gross profit for 2008 was $26.2 million, an increase of $18.2 million, as compared to $8.0 million in 2007. The increase was primarily due to the inclusion of the results of the Texor business, as well as higher gross profit per gallon from our pre-existing business.

Operating Expenses. Total operating expenses for 2008 were $241.6 million, an increase of $82.3 million, or 51.6%, as compared to 2007. The following table sets forth our expense categories (in thousands):

	2008	2007	$ Change
Compensation and employee benefits	$140,280	$93,732	$46,548
Provision for bad debt	16,081	1,892	14,189
General and administrative	85,282	63,760	21,522

Total	$241,643	$159,384	$82,259

Of the total increase in operating expenses, approximately $46.5 million was related to compensation and employee benefits, $14.2 million was related to the provision for bad debt and $21.5 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to higher incentive compensation, including special bonus awards to our CEO, Chief Operating Officer, CFO and Chief Risk and Administrative Officer as a result of our strong financial performance in 2008, new hires to support our continued growing global business, and the incremental compensation and employee benefits costs related to the acquisitions of AVCARD and the Texor business. The increase in provision for bad debt was primarily due to our assessment of risk related to certain of our customers due in part to higher fuel prices and the consideration of the transportation economies of the regions in which we conduct business and its impact on our customers, which resulted in an increase in the provision for certain accounts in 2008. The increase in general and administrative expenses of $21.5 million, which includes the incremental general and administrative expenses related to the acquisitions of AVCARD and the Texor business, was primarily attributable to the following expenses: depreciation and amortization, including amortization of the intangible assets related to the acquisitions of AVCARD and the Texor business, and depreciation from our enterprise integration project that went live in February 2008, professional and consulting fees, office rent and telecommunication expenses.

Income from Operations. Our income from operations for 2008 was $153.7 million, an increase of $67.9 million, or 79.0%, as compared to 2007. Income from operations during these years was attributable to the following segments (in thousands):

	2008	2007	$ Change
Marine segment	$121,818	$50,844	$70,974
Aviation segment	68,142	60,796	7,346
Land segment	3,489	1,237	2,252

	193,449	112,877	80,572
Corporate overhead—unallocated	(39,709)	(26,989)	(12,720)

Total	$153,740	$85,888	$67,852

Our marine segment earned $121.8 million in income from operations for 2008, an increase of $71.0 million as compared to $50.8 million in 2007. This increase resulted from $88.8 million in higher gross profit, partially offset by increased operating expenses of approximately $17.8 million. The increase in marine segment operating expenses, which includes an increase in allocated corporate expenses, was attributable to increases in compensation and employee benefits, primarily increases in incentive-based compensation, and general and administrative expenses, partially offset by a reduction in provision for bad debt.

Our aviation segment income from operations was $68.1 million for 2008, an increase of $7.3 million, or 12.1%, as compared to 2007. This increase resulted from $43.0 million in higher gross profit, offset by increased operating expenses of $35.7 million. The increase in aviation segment operating expenses, which includes an increase in allocated corporate expenses and AVCARD’s incremental operating expenses, was attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $3.5 million for 2008, an increase of $2.3 million as compared to $1.2 million in 2007. This increase resulted from the incremental income from operations as a result of the acquisition of the Texor business, partially offset by an increase in land segment operating expenses attributable to increases in compensation and employee benefits, provision for bad debt and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $39.7 million for 2008, an increase of $12.7 million, or 47.1%, as compared to 2007. The increase in corporate overhead costs was primarily attributable to increases in compensation and employee benefits, including incentive-based compensation and special bonus awards, and general and administrative expenses.

Other Income and Expense, net. For 2008, we had other expense, net of $16.2 million compared to other income, net of $0.7 million for 2007. This $16.9 million change was primarily due to increased interest expense related to higher outstanding borrowings under our Credit Facility, including fees related to the establishment of a facility to sell certain of our accounts receivable, increased foreign exchange losses and decreased interest income, partially offset by a $1.9 million investment impairment charge in 2007.

Included in the fourth quarter of 2008 was approximately $4.1 million in net foreign currency losses that relate to prior quarterly periods in 2008, none of which were considered material individually or in the aggregate. In addition, because these amounts were all within 2008, there was no impact to the income statement for the full fiscal year. For additional information, see Note 13 to the accompanying consolidated financial statements included in this Form 10-K.

Taxes. For 2008, our effective tax rate was 23.5% and our income tax provision was $32.4 million, as compared to an effective tax rate of 24.5% and an income tax provision of $21.2 million for 2007. The lower effective tax rate for 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for 2008 was $105.0 million, an increase of $40.3 million, or 62.2%, as compared to 2007. Diluted earnings per share for 2008 was $3.62 per share, an increase of $1.39 per share, or 62.3%, as compared to 2007.

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

Our aviation segment contributed $5.5 billion in revenue for 2007, an increase of $881.5 million, or 19.2%, as compared to 2006. Of the total increase in aviation segment revenue, $467.0 million was due to increased sales volume primarily due to additional sales to both new and existing customers and, to a lesser extent, sales volume from the AVCARD acquisition in December 2007. The remaining increase of $414.5 million was primarily due to an increase in the average price per gallon sold as a result of higher world oil prices in 2007 and to, a small degree, increased revenue related to aviation services.

Our land segment contributed $602.9 million in revenue for 2007, an increase of $182.2 million, or 43.3%, as compared to 2006. Of the total increase in land segment revenue, $139.4 million was due to increased sales volume to both new and existing customers and $42.8 million was due to an increase in the average price per gallon sold.

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

Operating Expenses. Total operating expenses for 2007 were $159.4 million, an increase of $22.0 million, or 16.0%, as compared to 2006. The following table sets forth our expense categories (in thousands):

	2007	2006	$ Change
Compensation and employee benefits	$93,732	$82,194	$11,538
Executive severance costs	—	1,545	(1,545)
Provision for bad debts	1,892	3,869	(1,977)
General and administrative	63,760	49,815	13,945

Total	$159,384	$137,423	$21,961

Of the total increase in operating expenses, approximately $11.6 million was related to compensation and employee benefits and $13.9 million was related to general and administrative expenses. Partially offsetting these increases was a reduction of $2.0 million in provision for bad debt and $1.5 million in executive severance costs incurred during 2006. The increase in compensation and employee benefits was primarily due to 2007 new hires to support our continued growing global business and the full-year effect on compensation and employee benefits relating to 2006 new hires, partially offset by a decrease in incentive compensation. Included in general and administrative expenses for 2007 was an impairment charge of $2.4 million during the fourth quarter of 2007 for internally developed computer software costs related to an aviation project. The remaining increase in general and administrative expenses of $11.5 million was primarily attributable to the following expenses: systems development, which included costs related to our enterprise integration project, professional and consulting fees, business travel, depreciation and amortization, office rent and telecommunication expenses. The decrease in provision for bad debt was primarily due to an overall improved quality of our receivable portfolio during 2007 as compared to 2006, primarily in the aviation and land segments.

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

Corporate overhead costs not charged to the business segments were $27.0 million for 2007, an increase of $1.6 million, or 6.4% as compared to 2006. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits and general and administrative expenses.

Other Expense and Income, net. In 2007, we had other income, net, of $0.7 million, a decrease of approximately $4.1 million, as compared to other income, net, of $4.8 million for 2006. The decrease in other income, net, was primarily due to a $1.9 million investment impairment charge resulting from the write-down of our commercial paper investment, foreign currency exchange losses reported for 2007 as compared to foreign currency exchange gains reported for 2006, and a decrease in interest income due to lower interest rates and lower average invested balances. Partially offsetting these decreases was lower interest expense as a result of the capitalization of interest expenses of approximately $1.0 million related to our enterprise integration project.

Taxes. For 2007, our effective tax rate was 24.5% and our income tax provision was $21.2 million, as compared to an effective tax rate of 21.3% and an income tax provision of $17.4 million for 2006. The higher effective tax rate for 2007 resulted primarily from additional income tax expense recorded in connection with the new accounting guidance of Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007, as well as fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

Net Income and Diluted Earnings per Share. Net income for 2007 was $64.8 million, an increase of $0.8 million, or 1.3%, as compared to 2006. Diluted earnings per share for 2007 was $2.23 per share, an increase of $0.02 per share, or 0.9%, as compared to 2006.

Liquidity and Capital Resources

In 2008, worldwide capital and credit markets experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. In fact, our liquidity and positive cash flow have increased primarily due to decreased world oil prices, the execution of a Master Accounts Receivable Purchase Agreement and generation of positive cash flow through our focus on managing working capital, which resulted in a decrease in our net trade cycle.

Cash and cash equivalents. As of December 31, 2008, we had $314.4 million of cash and cash equivalents compared to $36.2 million of cash and cash equivalents and $10.0 million of restricted cash as of December 31, 2007. Our primary use of cash and cash equivalents is to fund accounts receivable and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short term investments. As of December 31, 2008 and 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of December 31, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

In April 2008, the commercial paper issuer was placed into receivership. The commercial paper is no longer highly liquid and an observable market does not exist, therefore a readily determinable fair market value of the investment is not available. On February 4, 2009, the High Court of Justice, Chancery Division, Companies Court in the United Kingdom ruled that, based on the maturity date of the commercial paper held by us, we should receive payment ahead of other holders of the commercial paper. The judgment is subject to appeal and leave to appeal has been granted. We believe, based on discussions with our outside counsel, that we should prevail against an appeal should one be filed.

As of December 31, 2008, the receiver for the issuer provided us with information regarding the issuer’s estimated investments and debt obligations. The issuer’s net assets represent (1) the estimated market value of the issuer’s investments using (i) the present value of future principal and interest payments receivable discounted at rates considered to reflect current market conditions; and/or (ii) individual valuation estimates of the underlying collateral using multiple indicators of value less (2) the issuer’s estimated debt obligations.

In order to estimate the fair market value of our investment in the commercial paper, we gave primary consideration to the court judgment noted above as well as consideration of the probabilities of repayment from the issuer’s net assets under various liquidation scenarios based on the issuer’s estimated investments and debt obligations. The results of the commercial paper valuation yielded a range of estimated fair market values of approximately $4.7 million to $10.0 million. Based on the above, we believe the adjusted cost basis of our commercial paper is $8.1 million at December 31, 2008.

The estimated fair market value of our commercial paper could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at December 31, 2008 and $40.0 million at December 31, 2007. Our issued letters of credit under the Credit Facility totaled $50.2 million and $55.1 million at December 31, 2008 and 2007, respectively. No bankers’ acceptances had been issued under our Credit Facility at December 31, 2008 and 2007. We had $424.8 million of availability under our Credit Facility at December 31, 2008. The Credit Facility expires on December 21, 2012.

Based on information available to us, all of the financial institutions participating under our syndicated Credit Facility are able to fulfill their commitments as of our filing date. However, there can be no assurance that the financial institutions will continue to fulfill their funding obligations under the Credit Facility in the future.

Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2008, we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. In the third quarter of 2008, we entered into a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions establishing a facility (the “Receivable Facility”) to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. The Receivable Facility may be increased to up to $250.0 million, subject to the satisfaction of certain conditions, and matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. As of December 31, 2008, no accounts receivable had been sold under our Receivable Facility. We are also closely monitoring the potential impact of changes in the financial conditions of our customers, which to date have not had a material adverse impact on our operating results.

Other credit lines. We have unsecured credit lines aggregating $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of December 31, 2008 and December 31, 2007, our outstanding bank guarantees under these credit lines totaled $20.9 million and $3.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of December 31, 2008, we recorded debt of $14.7 million, net of unamortized finance charges of $0.1 million, under the BA Facility.

We believe that available funds from existing cash and cash equivalents, our Credit Facility and the Receivable Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other forms of financing, include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Financing may not be available when needed or desired on terms favorable to us.

In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and may be suspended or discontinued at any time. As of December 31, 2008, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Cash Flows

The following table reflects the major categories of cash flows 2008, 2007 and 2006. For additional details, please see the Consolidated Statements of Cash Flows in the consolidated financial statements.

	2008	2007	2006
Net cash provided by (used in) operating activities	$393,452	$(77,927)	$67,884
Net cash (used in) provided by investing activities	(100,157)	(68,988)	(25,177)
Net cash (used in) provided by financing activities	(13,372)	6,571	504

2008 compared to 2007

Operating activities. For 2008, net cash provided by operating activities totaled $393.5 million as compared to net cash used in operating activities of $77.9 million in 2007. The increase in cash flow provided by operating activities was primarily due to increased net income and a reduction in operating assets and liabilities resulting from a decline in oil prices and an improvement in our net trade cycle as compared to 2007.

Investing activities. During 2008, net cash used in investing activities was $100.2 million as compared to $69.0 million in 2007. The increase in cash used in investing activities in 2008 was due to increased acquisition activity offset by a reduction in capital expenditures. In 2008, we acquired the Texor business for $93.4 million net of cash acquired of $0.3 million.

Financing activities. For 2008, net cash used in financing activities was $13.4 million as compared to net cash provided by financing activities of $6.6 million in 2007. The increase in cash used in financing activities in 2008 was primarily due to a $40.0 million debt repayment under our Credit Facility offset by borrowings under our BA Facility of $14.5 million, a net increase of $10.0 million resulting from the payment of restricted cash held as collateral from a customer and $5.8 million in federal and state tax benefits resulting from a tax deduction in excess of compensation cost recognized for share-based payment awards.

2007 compared to 2006

Operating activities. For 2007, net cash used in operating activities totaled approximately $77.9 million as compared to net cash provided by operating activities of $67.9 million in 2006. This $145.8 million change in cash flows from operating activities was primarily due to a net increase in working capital.

Investing activities. During 2007, net cash used in investing activities was approximately $69.0 million compared to $25.2 million in 2006. This $43.8 million increase in cash used in investing activities was due to $54.9 million cash used for the acquisition of AVCARD as compared to $2.6 million cash used for the acquisition of the minority ownership interest of Tramp Oil (Brasil) Limitada. Partially offsetting these increases in cash used in investing activities was $5.0 million of net proceeds from the sale of short-term investments and a $3.5 million decrease in capital expenditures.

Financing activities. For 2007, net cash provided by financing activities was $6.6 million as compared to $0.5 million in 2006. This $6.1 million increase was primarily due to a $20.0 million increase in net borrowings under the Credit Facility and $3.9 million U.S. federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards, partially offset by $10.0 million in restricted cash received as collateral from a customer, a $5.7 million decrease in proceeds from the exercise of stock options, a $1.3 million payment of loan costs for our Credit Facility and a $1.5 million increase in purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

Contractual Obligations and Off-Balance Sheet Arrangements

Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 7 and 10 in the notes to the consolidated financial statements in Item 15 of this Form 10-K.

Contractual Obligations

As of December 31, 2008, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$35,205	$24,824	$10,286	$95	—
Operating lease obligations	37,509	7,233	11,466	8,579	10,231
Service contract obligations	2,970	2,350	620	—	—
Employment agreement obligations	12,481	5,081	7,400	—	—
Derivatives obligations	66,302	66,302	—	—	—
Purchase commitment obligations	86,818	86,818	—	—	—
Other obligations	3,638	1,133	1,324	671	510

Total	$244,923	$193,741	$31,096	$9,345	$10,741

Debt and interest obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt, based on the expected payment dates.

Service contract obligations. These obligations consist of contracts with minimum service fees. The minimum service fee amount is shown in the table above using the straight-line method over the service years.

Derivatives obligations. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K, for a discussion of our derivatives.

FIN 48 Liabilities obligations. As of December 31, 2008, our FIN 48 liabilities were $30.5 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2008, we had issued letters of credit totaling $71.1 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and other unsecured credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2008, we had $27.6 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133, they are not recorded at fair value, but on an accrual basis of accounting, which means the values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

Cash Flow Hedges. We enter into foreign currency forward contracts to manage and attempt to minimize the impact of foreign currency exchange risk. At any given time, only a portion of such risk may be hedged.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with some of our inventory and certain firm commitments relating to fixed price purchase and sale contracts. Accordingly, these “hedged items” are marked-to-market through the consolidated statement of income, as is the derivative that serves as the hedge instrument. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Changes in the fair value of hedged sales commitments and their related hedge instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of revenue in our consolidated statements of income.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other income (expense), net, in the consolidated statements of income.

Commodity

As of December 31, 2008, our commodity related derivative instruments and their respective fair value positions were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark-to-Market Gains (Losses)
			(metric tons)	(gallons)
2009	Fair Value Hedge Inventory	Effect on Hedged Item		5,922	$0.13	$781
		Swaps (Sales)		2,100	0.01	(24)
		Futures (Sales)		5,922	0.05	(280)
	Non-Designated	Purchase Commitments		714	1.07	(763)
		Sales Commitments		844	1.05	886
		Swaps (Purchases)		17,497	0.54	(9,472)
		Swaps (Sales)		14,319	0.45	6,423
		Options (Sales)		58,716	0.58	(34,204)
		Options (Purchases)		55,668	0.67	37,297
	Fair Value Hedge Sales	Effect on Hedged Item		42	0.17	(7)
		Swaps (Purchases)		84	0.08	7
	Fair Value Hedge Inventory	Effect on Hedged Item	28		59.24	(1,637)
		Swaps (Sales)	14		8.57	(121)
		Futures (Sales)	14		5.40	(73)
	Non-Designated	Purchase Commitments	30		150.67	(4,520)
		Sales Commitments	19		24.99	(481)
		Swaps (Purchases)	924		243.05	(224,472)
		Swaps (Sales)	960		240.09	230,603
		Futures (Sales)	0.4		2.56	1
		Options (Sales)	27		71.04	(1,918)
		Options (Purchases)	27		70.96	1,916
	Fair Value Hedge Sales	Effect on Hedged Item	106		5.82	615
		Swaps (Purchases)	106		10.02	(1,059)
	Fair Value Hedge Purchases	Effect on Hedged Item	90		104.75	(9,401)
		Swaps (Sales)	90		109.50	9,828

						$(75)

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of December 31, 2008, we had no outstanding borrowings under our Credit Facility. The $14.0 million promissory note issued in connection with the acquisition of the Texor business bears interest at an annual rate equal to LIBOR plus 2.0% percent, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. The $4.3 million promissory note issued in connection with the acquisition of AVCARD bears interest at an annual rate of 5%. As of December 31, 2008, we did not have any outstanding interest rate derivatives.

Foreign Currency

The majority of our business transactions are denominated in U.S. dollars. However, in certain markets, payments to our fuel suppliers and receipts from some of our customers are denominated in local currencies. We also have certain liabilities primarily for local operations, including income, local operating expenses and transactional taxes, which are denominated in foreign currencies. This subjects our results to foreign currency exchange risk. Although we use hedging strategies to manage and attempt to minimize the impact of foreign currency exchange risk, at any given time, only a portion of such risk may be hedged.

As of December 31, 2008, we had the following foreign currency purchase contracts (in thousands):

Settlement Period	Hedge Strategy	Foreign Currency Amount	United States Currency Amount	Fair Value Asset (Liability)
2009	Non-designated	CLP 4,518,294	$7,054	$5
		EUR 60	92	(3)
		GBP 820	1,210	(13)
	Cash Flow Hedge	GBP 14,650	22,779	(1,474)

				$(1,485)

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2009, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. Management has excluded certain assets acquired from Texor Petroleum Company, Inc., principally the assets comprising its wholesale motor fuel distribution business and the Texor Petroleum trade name (collectively, the “Texor business”), from its assessment of internal control over financial reporting as of December 31, 2008 because the assets were acquired in a purchase business combination in June 2008. The Texor business’ total assets and total revenues represent approximately 8.9% and 2.8%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

As of December 31, 2008 we have included AVCARD, which was acquired in December 2007, in our assessment of the effectiveness of our internal control over financial reporting as well as the impact on our internal control environment related to the implementation of our enterprise integration project in the first quarter of 2008, which consists of a company-wide financial and commercial information system upgrade.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

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

Information on our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	43

(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007.	45

(iii)	Consolidated Statements of Income for 2008, 2007 and 2006.	46

(iv)	Consolidated Statements of Shareholders’ Equity for 2008, 2007 and 2006.	47

(v)	Consolidated Statements of Cash Flows for 2008, 2007 and 2006.	48

(vi)	Notes to the Consolidated Financial Statements.	50

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among World Fuel Services Corporation, World Fuel Services, Inc., Texor Petroleum Company, Inc., Thomas E. Gleitsman and Anthony E. Speiser, dated March 28, 2008 (incorporated by reference herein to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 8, 2008).

3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K filed on February 3, 2005).

3.2	By-Laws, amended and restated as of November 14, 2008 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 20, 2008).

10.1	Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008). *

10.2	Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2008). *

10.3	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2007). *

10.4	Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008). *

10.5	1993 Non-Employee Directors Stock Option Plan, as amended and restated (incorporated by reference herein to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 20, 2005). *

10.6	1996 Employee Stock Option Plan (incorporated by reference herein to Exhibit A to our Schedule 14A filed on June 25, 1998). *

10.7	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S-8 filed on December 20, 2005). *

10.8	2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006). *

Exhibit No.	Description
10.9	First Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective February 26, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.10	Second Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective June 3, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.11	2008 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.12	First Amendment to the World Fuel Services Corporation 2008 Executive Incentive Plan, effective December 19, 2008. *

10.13	Form of Restricted Stock Grant Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on November 7, 2006). *

10.14	Form of Stock-Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on November 7, 2006). *

10.15	Form of Restricted Stock Units Grant Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Current Report on Form 8-K filed on November 7, 2006). *

10.16	Form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006). *

10.17	Limited Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement by and among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd., as borrowers, the financial institutions signatory thereto as lenders, and Bank of America, N.A., as administrative agent, dated September 4, 2008 and effective as of June 30, 2008 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 6, 2008).

10.18	Master Accounts Receivable Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte. Ltd., as the sellers, and World Fuel Services Corporation, as the parent, the banks party thereto, and HSBC Bank USA, National Association, as the administrative agent, dated as of September 30, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain assets acquired from Texor Petroleum Company, Inc., principally the assets comprising its wholesale motor fuel distribution business and the Texor Petroleum trade name (collectively, the “Texor business”), from its assessment of internal control over financial reporting as of December 31, 2008 because the assets were acquired in a purchase business combination in June 2008. We have also excluded the Texor business from our audit of internal control over financial reporting. The Texor business’ total assets and total revenues represent approximately 8.9% and 2.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements in 2008, and in 2007, as discussed in Note 9, the Company changed it’s method of accounting for uncertainty in income taxes.

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

February 26, 2009

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$314,352	$36,151
Restricted cash	—	10,000
Short-term investments	8,100	8,100
Accounts receivable, net	676,100	1,370,656
Inventories	28,726	103,029
Short-term derivative contracts	72,260	86,531
Prepaid expenses and other current assets	72,612	50,841

Total current assets	1,172,150	1,665,308

Property and equipment, net	35,328	36,870
Goodwill	122,010	52,104
Identifiable intangible assets, net	59,189	26,478
Long-term derivative contracts	—	7,108
Non-current income tax receivable	6,827	4,232
Other assets	9,122	5,946

Total assets	$1,404,626	$1,798,046

Liabilities:
Current liabilities:
Short-term debt	$23,840	$53
Accounts payable	548,876	1,066,971
Short-term derivative contracts	66,302	88,302
Customer deposits	40,961	38,452
Accrued expenses and other current liabilities	71,067	37,333

Total current liabilities	751,046	1,231,111

Long-term debt	9,537	45,191
Non-current income tax payable	30,546	25,791
Long-term derivative contracts	—	7,115
Deferred compensation and other long-term liabilities	5,610	4,961

Total liabilities	796,739	1,314,169

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 50,000 authorized, shares of 29,295 and 28,579 issued and outstanding at December 31, 2008 and 2007, respectively	293	286
Capital in excess of par value	205,042	179,799
Retained earnings	406,953	303,757
Accumulated other comprehensive income	(4,401)	35

Total shareholders’ equity	607,887	483,877

Total liabilities and shareholders’ equity	$1,404,626	$1,798,046

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2008	2007	2006
Revenue	$18,509,403	$13,729,555	$10,785,136
Cost of sales	18,114,020	13,484,283	10,571,067

Gross profit	395,383	245,272	214,069

Operating expenses:
Compensation and employee benefits	140,280	93,732	82,194
Executive severance costs	—	—	1,545
Provision for bad debt	16,081	1,892	3,869
General and administrative	85,282	63,760	49,815

	241,643	159,384	137,423

Income from operations	153,740	85,888	76,646

Other income (expense), net:
Interest, net	(8,455)	3,111	3,353
Other, net	(7,710)	(2,413)	1,400

	(16,165)	698	4,753

Income before taxes	137,575	86,586	81,399
Provision for income taxes	32,370	21,235	17,353

	105,205	65,351	64,046
Minority interest in income of consolidated subsidiaries	166	578	98

Net income	$105,039	$64,773	$63,948

Basic earnings per share	$3.66	$2.30	$2.33

Basic weighted average shares	28,697	28,102	27,467

Diluted earnings per share	$3.62	$2.23	$2.21

Diluted weighted average shares	29,029	29,062	28,923

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2005	27,370	$274	$157,436	$195,494	$143	$353,347
Net income	—	—	—	63,948	—	63,948
Cash dividends declared	—	—	—	(4,197)	—	(4,197)
Issuance of restricted stock	202	2	(2)	—	—	—
Amortization of share-based payment awards	—	—	7,035	—	—	7,035
Exercise of stock options, including income tax benefit of $128	953	9	6,671	—	—	6,680
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(24)	—	(1,050)	—	—	(1,050)
Other	(13)	—	185	—	21	206

Balance at December 31, 2006	28,488	285	170,275	255,245	164	425,969
Net income	—	—	—	64,773	—	64,773
Cash dividends declared	—	—	—	(4,275)	—	(4,275)
Issuance of restricted stock	108	1	(1)	—	—	—
Amortization of share-based payment awards	—	—	7,166	—	—	7,166
Exercise of stock options, including income tax benefit of $3,883	96	1	4,938	—	—	4,939
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(59)	(1)	(2,582)	—	—	(2,583)
Cumulative adjustment for the adoption of FIN 48 (see Note 9)	—	—	—	(11,986)	—	(11,986)
Other	(54)	—	3	—	(129)	(126)

Balance at December 31, 2007	28,579	286	179,799	303,757	35	483,877
Net income	—	—	—	105,039	—	105,039
Cash dividends declared	—	—	—	(4,345)	—	(4,345)
Amortization of share-based payment awards	—	—	8,643	—	—	8,643
Exercise of stock options, including income tax benefit of $5,842	328	3	7,149	—	—	7,152
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(11)	—	(297)	—	—	(297)
Shares issuance related to acquisition	410	4	9,880	—	—	9,884
Foreign currency translation adjustment	—	—	—	—	(3,340)	(3,340)
Unrealized losses on qualifying cash flow hedges	—	—	—	—	(1,096)	(1,096)
Adoption of FAS No. 157 (see Note 11)	—	—	—	2,502	—	2,502
Other	(11)	—	(132)	—	—	(132)

Balance at December 31, 2008	29,295	$293	$205,042	$406,953	$(4,401)	$607,887

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$105,039	$64,773	$63,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Provision for bad debt	16,081	1,892	3,869
Depreciation and amortization	13,870	6,901	4,866
Deferred income tax provision (benefit)	545	(3,020)	4,187
Unrealized derivative losses (gains), net	1,560	107	(856)
Share-based payment compensation costs	14,674	7,166	7,035
Software write-down	—	2,445	—
Impairment on short-term investments	—	1,900	—
Foreign currency transaction losses	(652)	—	—
Other	275	449	73
Changes in assets and liabilities, net of acquisitions
Accounts and notes receivable	706,912	(454,293)	(174,348)
Inventories	74,844	(26,780)	(37,871)
Short-term derivative contracts	139,005	(49,619)	(14,673)
Prepaid expenses and other current assets	(19,991)	(7,563)	18,280
Long-term derivative contracts	7,108	(7,108)	—
Non-current income tax receivable and other assets	(8,477)	(1,986)	(26)
Accounts payable	(531,315)	316,277	185,215
Short-term derivative contracts	(145,757)	52,262	12,093
Customer deposits	1,968	14,340	(377)
Accrued expenses and other current liabilities	21,139	(6,251)	(3,310)
Long-term derivative contracts	(7,115)	7,109	—
Non-current income tax payable, deferred compensation and other long-term liabilities	3,739	3,072	(221)

Total adjustments	288,413	(142,700)	3,936

Net cash provided by (used in) operating activities	393,452	(77,927)	67,884

Cash flows from investing activities:
Capital expenditures	(6,791)	(16,581)	(20,031)
Purchase of short-term investments	—	(30,060)	(58,555)
Proceeds from the sale of short-term investments	—	32,560	56,055
Acquisition of business, net of cash acquired	(93,366)	(54,907)	(2,646)

Net cash used in investing activities	(100,157)	(68,988)	(25,177)

Cash flows from financing activities:
Dividends paid on common stock	(4,335)	(4,253)	(4,160)
Minority interest distribution	(690)	(426)	(410)
Borrowings under senior revolving credit facility	1,871,578	276,000	25,000
Repayments under senior revolving credit facility	(1,911,578)	(256,000)	(25,000)
Borrowings under bankers acceptance facility	14,507	—	—
Payment of senior revolving credit facility loan costs	—	(1,278)	—
Repayment of promissory notes	—	—	(500)
Proceeds from exercise of stock options	2,612	1,056	6,733
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based awards	(1,599)	(2,583)	(1,050)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards	5,842	3,883	128
Restricted cash	10,000	(10,000)	—
Other	291	172	(237)

Net cash (used in) provided by financing activities	(13,372)	6,571	504

Effect of exchange rate changes on cash and cash equivalents	(1,722)	—	—

Net increase (decrease) in cash and cash equivalents	278,201	(140,344)	43,211
Cash and cash equivalents, at beginning of period	36,151	176,495	133,284

Cash and cash equivalents, at end of period	$314,352	$36,151	$176,495

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$9,091	$709	$1,104

Income taxes	$20,756	$19,760	$17,503

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, of $1.1 million are included in accrued expenses and other current liabilities as of December 31, 2008 and 2007.

We had unpaid capital expenditures of approximately $1.3 million for 2007 which were included in accrued expenses and other current liabilities as of December 31, 2007.

In 2007, we issued a promissory note of approximately $5.0 million in connection with our acquisition of AVCARD (as defined in Note 1). See Note 1 in the accompanying consolidated financial statements for additional information on the promissory note.

In June 2008, we issued a promissory note of $14.0 million and 410,088 shares of our common stock with an estimated fair value of $9.9 million in connection with our acquisition of certain assets of Texor Petroleum Company, Inc.

During 2008, in connection with our March 2006 acquisition of the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada from the minority owners, we recorded an accrual and an increase in goodwill of $4.5 million related to the Earn-Out (as defined in Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Acquisitions and Significant Accounting Policies

Nature of Business

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively as “World Fuel,” “we,” “our” and “us.” We commenced business as a recycler and reseller of used oil and provider of aviation services. We have since ceased the activities of a recycler and reseller of used oil. In 1986, we diversified our operations by entering the aviation fuel services business. In 1995, we entered the marine fuel and related services business by acquiring the Trans-Tec group of companies. In 2003, we started the land fuel and related services business.

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three operating business segments: marine, aviation and land. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments, as well as a private label charge card to purchase aviation fuel and related services by customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market and retail petroleum operators and other end users.

Acquisitions

2008 Acquisition

In June 2008, we completed the acquisition of certain assets of Texor Petroleum Company, Inc., including the assets comprising its wholesale motor fuel distribution business and the Texor Petroleum trade name (the “Texor business”). In connection with the acquisition, we also acquired the rights to operate eight retail gasoline stations. The financial position and results of operations of the Texor business have been included in our consolidated financial statements since June 1, 2008. The Texor business is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers and operates a small number of retail gasoline stations. The aggregate purchase price of the acquired net assets was $117.6 million, including acquisition costs of $0.5 million. The aggregate purchase price consisted of $93.7 million in cash, $9.9 million in shares of our common stock and $14.0 million in the form of a promissory note.

The purchase price of the acquisition of the Texor business was allocated to the acquired net assets based on their estimated fair values. As of the acquisition date, we recorded identifiable intangible assets totaling $38.3 million. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $66.0 million, which we anticipate will be entirely deductible for tax purposes.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identified intangible assets and their estimated lives are as follows (in thousands):

	Amount	Estimated Lives
Customer relationships (dealer and commercial customers)	$22,400	15 years
Supplier agreements	10,700	30 years
Non compete agreements	2,200	5 years
Trademark/trade name rights	2,000	Indefinite
Others	1,027	2-10 years

	$38,327

The following reconciles the estimated fair values of the assets acquired, liabilities assumed, promissory notes and equity securities issued with cash paid for the acquisition of the Texor business, net of cash acquired (in thousands):

Assets acquired:
Cash	$304
Accounts receivable	29,342
Inventories	1,560
Prepaid expenses and other current assets	62
Property and equipment	1,164
Identifiable intangible assets	38,327
Goodwill	66,032
Liabilities assumed:
Accounts payable	(13,220)
Customer deposits	(541)
Accrued expenses and other current liabilities	(5,476)

Purchase price	117,554
Promissory notes issued	(14,000)
Common stock issued	(9,884)

Cash paid for acquisition of business	93,670
Cash acquired	(304)

Cash paid for acquisition of business, net of cash acquired	$93,366

As of December 31, 2008, we had not yet completed the allocation of the purchase price relating to the acquisition of the Texor business; accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

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

The purchase price of the AVCARD acquisition was allocated to the acquired net assets based on their estimated fair values. As of the acquisition date, we recorded identifiable intangible assets totaling $22.9 million. We recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for this acquisition, of approximately $8.1 million, of which $7.4 million is deductible for tax purposes.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identified intangible assets and their estimated lives are as follows (in thousands):

	Amount	Estimated Lives
Customer relationships (charge cardholder, merchant and government)	$18,300	2-20 years
Non compete agreements	600	1-3 years
Trademark/trade name rights	4,000	Indefinite

	$22,900

Under the terms of the purchase agreement, the sellers agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. To the extent that we have been indemnified with respect to certain accounts and such accounts are subsequently collected by us within two years from the date of acquisition, we are obligated to reimburse the sellers, less any related collection costs, in the same manner in which we were indemnified. As of December 31, 2008, approximately $0.9 million of the accounts and other receivables acquired at the acquisition date had not been collected. The purchase agreement provides that the first $0.2 million in aggregate of indemnification claims are not recoverable by us. During 2008, we recorded a decrease in the fair value of our acquired accounts receivable with a related increase in goodwill of $0.2 million. As of December 31, 2008, we had not asserted any other indemnification claims. Accordingly, the amount of the indemnification as of December 31, 2008 was $0.7 million, which was recorded as a reduction of $0.7 million to the promissory note.

The following reconciles the estimated fair values of the assets acquired, liabilities assumed and promissory notes issued with cash paid for the acquisition of AVCARD, net of cash acquired (in thousands):

Assets acquired:
Cash	$3,438
Accounts receivable	57,970
Prepaid expenses and other current assets	1,179
Property and equipment	1,586
Identifiable intangible assets	22,900
Goodwill	8,083
Other assets	360
Liabilities assumed:
Accounts payable	(30,004)
Customer deposits	(713)
Accrued expenses and other current liabilities	(453)
Long-term liabilities	(1,001)

Purchase price	63,345
Promissory notes issued	(5,000)

Cash paid for acquisition of business	58,345
Cash acquired	(3,438)

Cash paid for acquisition of business, net of cash acquired	$54,907

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Acquisition

In March 2006, we acquired the remaining 33% of the outstanding equity interest of Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “ToBras Acquisition”). The aggregate purchase price consisted of $2.6 million in cash and approximately $0.1 million in the form of a promissory note. The promissory note bears interest at the annual rate of 5.0% and is payable in a single installment of principal and interest in March 2009. The purchase price of the ToBras Acquisition may increase by up to $4.5 million if certain operating income targets are achieved by Tramp Oil Brazil over the three-year period which began on March 1, 2006 (the “Earn-out”). Based on actual operating income of Tramp Oil Brazil from March 1, 2006 to December 31, 2008, it appears, beyond a reasonable doubt, that the operating targets will be met. Accordingly, in 2008, we have recorded an increase to goodwill and a related payable accrual of $4.5 million for the anticipated Earn-out which will be paid within 90 days after February 28, 2009.

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

The purchase price of the ToBras Acquisition was allocated to the acquired net assets based on their estimated fair values. As of the acquisition date, we recorded an identifiable intangible asset of $0.5 million for the value attributable to certain non-compete agreements, which is amortized over an estimated life of 3 years. We recorded goodwill, representing the cost in excess of the estimated fair value of net assets acquired for this acquisition, of $6.7 million, which is deductible for tax purposes. The amount of goodwill may be increased in future periods due to a purchase price adjustment related to the Earn-out, as discussed above.

The following reconciles the estimated fair values of the assets acquired, liabilities assumed and promissory notes issued with cash paid for the acquisition of the ToBras Acquisition, net of cash acquired (in thousands):

Assets acquired:
Identifiable intangible assets	$500
Goodwill	6,679
Liabilities assumed:
Other current liabilities (Earn-out)	(4,480)

Purchase price	2,699
Promissory notes issued	(53)

Cash paid for acquisition of business	2,646
Cash acquired	—

Cash paid for acquisition of business, net of cash acquired	$2,646

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information

The following presents the unaudited pro forma results for 2008 as if the acquisition of the Texor business had been completed on January 1, 2008, and the unaudited pro forma results for 2007 as if the acquisitions of the Texor business and AVCARD had been completed on January 1, 2007 (in thousands, except per share data):

	2008	2007
	(pro forma)	(pro forma)
Revenue	$18,961,436	$14,743,621
Net income	$105,732	$66,371
Earnings per share:
Basic	$3.66	$2.33
Diluted	$3.62	$2.25

Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include our accounts and those of our majority-owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits.

Our wholly-owned subsidiary, Marine Energy Arabia Establishment Ltd., a British Virgin Islands corporation (“ME BVI”), owns 49% of Marine Energy Arabia Co., LLC, a United Arab Emirates corporation (“ME Dubai”). In accordance with local laws, the ME Dubai is 51% owned by a Dubai citizen, referred to as a Sponsor. ME Dubai, pursuant to a management contract, is required to pay for the staff and administrative support provided by ME BVI. ME BVI has entered into various agreements with the ME Dubai Sponsor to prevent an unauthorized ownership transfer and to effectively grant majority control of ME Dubai to ME BVI. Accordingly, the financial position and operations of ME Dubai have been included in our consolidated financial statements.

Our wholly-owned subsidiary, World Fuel Services, Inc., a Texas corporation, owns 50% of Page Avjet Fuel Co. LLC (“PAFCO”), a Delaware limited liability company. PAFCO is a joint venture with Signature Flight Support Corporation (“Signature”) which owns the other 50% of PAFCO. In accordance with PAFCO’s operating agreement, we are entitled to 80% of the income from PAFCO’s operations. The higher allocation percentage versus the ownership percentage is in consideration of the risks assumed by us with respect to credit losses on PAFCO’s accounts receivable. PAFCO distributes its income to its partners on a quarterly basis. We are required to purchase, without recourse, PAFCO’s accounts receivable that are 120 days past due, subject to certain requirements. Net losses (including infrequent or unusual losses), interest expense incurred by PAFCO, and any gain resulting from the liquidation of the joint venture will be shared equally between Signature and us. Due to the higher allocation percentage versus the ownership percentage, we have determined that PAFCO is a variable interest entity. We consolidated the financial position and results of operations of PAFCO, after elimination of all significant intercompany accounts, transactions and profits, because we are the primary beneficiary.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could materially differ from estimated amounts. We evaluate our estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities. We measure our short-term investments and derivative contracts at their fair value in accordance with Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.”

Cash and Cash Equivalents

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid securities typically having an original maturity date of less than 90 days. These securities are carried at cost, which approximates market value, and are classified as cash equivalents. Our cash equivalents consist principally of overnight investments, bank money market accounts, bank time deposits and investment grade commercial paper.

Restricted Cash

Restricted cash at December 31, 2007 consisted of a money market account representing cash collateral received from a customer. In January 2008, this restricted cash was refunded to the customer. Accordingly, our customer deposit balance was also reduced by $10.0 million.

Accounts Receivable and Allowance for Bad Debt

Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee. The credit committees are responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for estimated credit losses.

Inventories

Inventories are valued using the average cost methodology and are stated at the lower of cost or market. Components of inventory cost include fuel purchase costs, the related transportation costs and storage fees.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by Statement of Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133, they are not recorded at fair value, but on an accrual basis of accounting, which means the values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to FAS No. 133 are recognized at estimated fair market value in accordance with FAS No. 157. If the derivative does not qualify as a hedge under FAS No. 133 or is not designated as a hedge, changes in the fair market value of the derivative are recognized as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the fair market value of the hedge is recognized as a component of other non-operating expense/income in the consolidated statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or futures prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of revenue in earnings. Adjustment to the carrying amounts of hedged items is discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We identified and recorded an impairment charge for internally developed software costs related to an aviation project of $2.4 million in the fourth quarter of 2007.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents our cost in excess of the estimated fair value of net assets, including identifiable intangible assets, of acquired companies and our joint venture interest in PAFCO. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. The initial step of the goodwill impairment test compares the estimated fair value of a reporting unit, which is the same as our reporting segments, with its carrying amount, including goodwill. The fair value of our reporting segments is estimated using discounted cash flow and market capitalization methodologies.

In connection with our acquisitions, we recorded identifiable intangible assets existing at the date of the acquisitions for customer, charge card holder and merchant relationships, supplier relationships, non-compete agreements and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization are reviewed annually for impairment by comparing the estimated fair value of the intangible asset with its carrying value.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability. During 2008, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.5 million as compared to $2.7 million during 2007, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we contemporaneously purchase fuel from the supplier, mark it up, and resell the fuel to the customer, generally taking delivery for purchased fuel at the same place and time as the delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from fuel-related services is recognized when services are performed, the sales price is fixed or determinable and collectability is reasonably assured. We record the gross sale of fuel-related services as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Commission from fuel broker services is recognized when services are performed and collectability is reasonably assured. When acting as a fuel broker, we are paid a commission by the supplier.

Revenue from charge card transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

Vendor and Customer Rebates and Branding Allowances

From time to time, we receive vendor rebates and provide customer rebates. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. These volume rebates are recognized as a reduction of cost of revenue in the period earned when realization is probable and estimatable and when certain other conditions are met. A portion of the rebates received from vendors is passed along to our customers. These rebates to our customers are recognized as a reduction of revenue in the period earned in accordance with the applicable customer agreements. The rebate terms of the customer agreements are generally similar to those of the vendor agreements. From time to time, in our land segment, we also receive branding allowances from fuel suppliers to defray the costs of branding and enhancing certain of our customer locations. The branding allowances received are recorded as a reduction of cost of revenue.

Some of these vendor rebate and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volume of products. We routinely review the relevant, significant factors and make adjustments when the facts and circumstances dictate that an adjustment is warranted.

The amounts recorded as a reduction of revenue related to volume rebates and promotional allowance arrangements paid to our customers in 2008 were $1.3 million, and the amounts recorded as a reduction of cost of revenue related to volume rebates received from vendors in 2008 and 2007 were $4.1 million and $0.8 million, respectively.

Share-Based Payment Awards

We account for share-based payment awards on a fair value basis. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share-based payment awards is reduced by an expected forfeiture amount on outstanding share-based payment awards.

We use the Black-Scholes option pricing model to estimate the fair value of stock options and stock-settled stock appreciation rights, which are referred to collectively as “Option Awards.” The estimation of the fair value of Option Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of the Option Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units (“RSUs”) is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were issued.

Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards (excess tax benefits) are classified as financing cash flows. These excess income tax benefits were credited to capital in excess of par value.

Foreign Currency

The functional currency of our U.S. and foreign subsidiaries, except for our two subsidiaries in Brazil, is the U.S. dollar. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other, net, in the accompanying consolidated statements of income in the period incurred. We recorded net foreign currency transaction losses of $8.1 million and $0.6 million in 2008 and 2007, respectively, and foreign currency transaction gains of $0.1 million in 2006.

Commencing in October 2008, the financial position and results of operations of our two subsidiaries in Brazil are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. As of December 31, 2008, we recorded net foreign currency translation adjustment losses of $3.3 million.

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

U.S. income and foreign withholding taxes have not been recognized on undistributed earnings of foreign subsidiaries. It is not practicable to estimate the amount of taxes that might be payable, if distributed. Our intention is to reinvest these undistributed earnings permanently or to repatriate the undistributed earnings only when it is tax effective to do so.

Comprehensive Income

Our comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark-to-market of derivatives which qualify and are designated as cash flow hedges and foreign currency translation adjustments.

The following reconciles our reported net income with comprehensive income for all years presented (in thousands):

	2008	2007	2006
Net income, as reported	$105,039	$64,773	$63,948
Net unrealized (loss) income on qualifying cash flow hedges and the mark-to-market of short-term investments, net of income tax benefit of $433 and $81 for 2008 and 2007, respectively and net of income tax provision of $13 for 2006	(1,096)	(129)	21
Foreign currency translation adjustment	(3,340)	—	—

Comprehensive income	$100,603	$64,644	$63,969

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, stock units and vested RSUs outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding and the common stock equivalents arising out of weighted average number of ‘in-the-money’ Option Awards, restricted stock and non-vested RSUs outstanding, using the treasury stock method. Our net income is the same for basic and diluted earnings per share calculations.

Shares used to calculate earnings per share are as follows (in thousands):

	2008	2007	2006
Weighted average shares used in the calculation of basic earnings per share	28,697	28,102	27,467

Common stock equivalents	332	960	1,456

Weighted average shares used in the calculation of diluted earnings per share	29,029	29,062	28,923

Weighted average shares subject to stock options, SSARs, restricted stock and non-vested RSUs which are not included in the calculation of diluted earnings per share because their impact is antidilutive or the awards’ performance conditions have not yet been met	1,477	1,062	714

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Disclosures about Credit Derivatives and Certain Guarantees. In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN No. 45-4 amend FAS No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN No. 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP No. FAS 133-1 clarifies that FASB’s intent with respect to FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was to require that it be effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The provisions of the FSP No. FAS 133-1 and FIN No. 45-4 are effective for reporting periods ending after November 15, 2008. We are currently evaluating the impact, if any, that FSP No. FAS 133-1 and FIN No. 45-4 will have on our consolidated financial statements.

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

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), “Business Combinations,” and other generally accepted accounting principles in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that FAS No. 161 will have on our consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective Date of FASB Statement No. 157. In February 2008, the FASB released FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. FAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. We do not expect the adoption of FAS No. 157 for our nonfinancial assets and liabilities, primarily our goodwill and intangible assets, to have a material impact on our financial position, results of operations or cash flows.

Business Combinations. In December 2007, the FASB issued FAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under FAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. FAS No. 141(R) includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. The impact on us of the adoption of FAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. FAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. We are currently evaluating the impact, if any, that FAS No. 160 will have on our consolidated financial statements.

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

2. Short-Term Investments

At December 31, 2008 and 2007, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. The commercial paper, which was investment grade when purchased, was originally classified as a cash equivalent at its original maturity date of August 23, 2007, which was less than 90 days from the date of purchase. On the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of December 31, 2008 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the commercial paper issuer was placed into receivership. The commercial paper is no longer highly liquid and an observable market does not exist, therefore a readily determinable fair market value of the investment is not available.

On February 4, 2009, the High Court of Justice, Chancery Division, Companies Court, in the United Kingdom ruled that, based on the maturity date of the commercial paper held by us, we should receive payment ahead of other holders of the commercial paper. The judgment is subject to appeal and leave to appeal has been granted. We believe, based on discussions with our outside counsel, that we should prevail against an appeal should one be filed.

As of December 31, 2008, the receiver for the issuer provided us with information regarding the issuer’s estimated investments and debt obligations. The issuer’s net assets represent (1) the estimated market value of the issuer’s investments using (i) the present value of future principal and interest payments receivable discounted at rates considered to reflect current market conditions; and/or (ii) individual valuation estimates of the underlying collateral using multiple indicators of value less (2) the issuer’s estimated debt obligations.

In order to estimate the fair market value of our investment in the commercial paper, we gave primary consideration to the court judgment noted above as well as consideration of the probabilities of repayment from the issuer’s net assets under various liquidation scenarios based on the issuer’s estimated investments and debt obligations. The results of the commercial paper valuation yielded a range of estimated fair market values of approximately $4.7 million to $10.0 million. Based on the above, we believe the adjusted cost basis of our commercial paper is $8.1 million at December 31, 2008.

The estimated fair market value of our commercial paper could change significantly based on future market conditions, and the ultimate settlement of our commercial paper could be for amounts materially different from our current estimate of fair market value. As a result, additional impairment charges may be required in the future.

3. Accounts Receivable

We had accounts receivable of $676.1 million and $1.4 billion, net of an allowance for bad debt of $23.3 million and $12.6 million, as of December 31, 2008 and 2007, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2008	2007	2006
Balance at beginning of period	$12,644	$14,283	$12,209
Charges to provision for bad debts	16,081	1,892	3,869
Write-off of uncollectible accounts receivable	(5,866)	(3,733)	(2,102)
Recoveries of bad debts	412	202	307

Balance at end of period	$23,271	$12,644	$14,283

Included in accounts receivable, as of December 31, 2008, 2007 and 2006, were net receivables due from Signature, a related party, of $7.1 million, $13.9 million and $10.0 million, respectively. For 2008, 2007 and 2006, sales to Signature from PAFCO amounted to $210.2 million, $147.0 million and $126.5 million, respectively. In addition to PAFCO’s sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2008, we entered into a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions establishing a facility (the “Receivable Facility”) to sell an aggregate of $160.0 million of our accounts receivable, on a revolving basis, which may be increased to up to $250.0 million subject to the satisfaction of certain conditions. The Receivable Facility terminates in September 2010, unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. Sales under the Receivable Facility will be accounted for in accordance with FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” As of December 31, 2008, no accounts receivable had been sold under our Receivable Facility. In 2008, we recorded $1.2 million of fees related to the establishment of the Receivable Facility, which is included in interest expense and other financing costs, net in the accompanying consolidated statements of income.

4. Derivatives

Cash Flow Hedges. We enter into foreign currency forward contracts in order to mitigate the risk of currency exchange rate fluctuations. We recorded an unrealized net loss of $1.5 million as of December 31, 2008, which was included in accumulated other comprehensive income in shareholders’ equity.

Fair Value Hedges. We enter into derivatives in order to hedge price risk associated with some of our inventory and certain firm commitments relating to fixed price purchase and sale contracts. Accordingly, these “hedged items” are marked-to-market through the consolidated statement of income, as is the derivative that serves as the hedge instrument. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Changes in the fair value of hedged sales commitments and their related hedged instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of revenue in our consolidated statement of income. We recorded an unrealized net loss of $1.4 million and an unrealized net gain of less than $0.1 million as of December 31, 2008 and 2007, respectively, relating to the ineffectiveness of our fair value hedge positions on the respective dates.

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge foreign currency fluctuation. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other income (expense), net, in the statement of income. We recorded an unrealized net gain of $1.3 million and an unrealized net loss of $0.1 million as of December 31, 2008 and 2007, respectively, relating to our non-designated derivatives positions on the respective dates.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, our commodity related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Derivative Instrument	Notional Amount		Average Prices	Mark-to-Market Gains (Losses)
			(metric tons)	(gallons)
2009	Fair Value Hedge Inventory	Effect on Hedged Item		5,922	$0.13	$781
		Swaps (Sales)		2,100	0.01	(24)
		Futures (Sales)		5,922	0.05	(280)
	Non-Designated	Purchase Commitments		714	1.07	(763)
		Sales Commitments		844	1.05	886
		Swaps (Purchases)		17,497	0.54	(9,472)
		Swaps (Sales)		14,319	0.45	6,423
		Options (Sales)		58,716	0.58	(34,204)
		Options (Purchases)		55,668	0.67	37,297
	Fair Value Hedge Sales	Effect on Hedged Item		42	0.17	(7)
		Swaps (Purchases)		84	0.08	7
	Fair Value Hedge Inventory	Effect on Hedged Item	28		59.24	(1,637)
		Swaps (Sales)	14		8.57	(121)
		Futures (Sales)	14		5.40	(73)
	Non-Designated	Purchase Commitments	30		150.67	(4,520)
		Sales Commitments	19		24.99	(481)
		Swaps (Purchases)	924		243.05	(224,472)
		Swaps (Sales)	960		240.09	230,603
		Futures (Sales)	0.4		2.56	1
		Options (Sales)	27		71.04	(1,918)
		Options (Purchases)	27		70.96	1,916
	Fair Value Hedge Sales	Effect on Hedged Item	106		5.82	615
		Swaps (Purchases)	106		10.02	(1,059)
	Fair Value Hedge Purchases	Effect on Hedged Item	90		104.75	(9,401)
		Swaps (Sales)	90		109.50	9,828

						$(75)

As of December 31, 2008, our foreign currency related derivative instruments and their respective fair value position were as follows (in thousands, except average underlying prices):

Settlement Period	Hedge Strategy	Foreign Currency Amount		United States Currency Amount	Fair Value Asset (Liability)
2009	Non-designated	CLP	4,518,294	$7,054	$5
		EUR	60	92	(3)
		GBP	820	1,210	(13)
	Cash Flow Hedge	GBP	14,650	22,779	(1,474)

					$(1,485)

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated Useful Lives
	2008	2007
Leasehold improvements	$7,594	$5,254	5 - 10 years
Office equipment, furniture and fixture	4,524	4,203	3 - 7 years
Computer equipment and software costs	47,352	50,025	3 - 9 years

	59,470	59,482
Accumulated depreciation and amortization	(24,142)	(22,612)

	$35,328	$36,870

As of December 31, 2008 and 2007, computer software costs, including internally developed software costs, amounted to $23.8 million and $27.1 million net of accumulated amortization of $8.3 million and $8.6 million, respectively. For 2008 and 2007, we recorded amortization expense related to computer software costs of $4.0 million and $2.0 million, respectively.

6. Goodwill and Identifiable Intangible Assets

Goodwill

As of December 31, 2008 and 2007, goodwill was $122.9 million and $52.1 million, respectively. Based on the results of comparing the estimated fair value of our reporting units, which is the same as our reporting segments, with its carrying amount performed in accordance with the initial step of the goodwill impairment test, goodwill in each of our reporting segments was not considered impaired as of December 31, 2008 and 2007. The following table provides changes in goodwill for each of the following years (in thousands):

As of December 31, 2005	$42,123
2006 Acquisition *	2,198

As of December 31, 2006	44,321
2007 Acquisition *	7,783

As of December 31, 2007	52,104
2008 Acquisition *	66,032
2007 Acquisition *	300
2006 Acquisition *	4,480
Foreign currency translation of Brazil goodwill	(906)

As of December 31, 2008	$122,010

*	See Note 1 for additional information.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable Intangible Assets

The following table provides information about our identifiable intangible assets for each of the following years (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$44,240	$(10,157)	$34,083	$21,600	$(5,966)	$15,634
Supplier agreements	16,800	(649)	16,151	6,100	(33)	6,067
Non-compete agreements	3,300	(1,063)	2,237	1,100	(323)	777
Others	787	(69)	718	—	—	—

	65,127	(11,938)	53,189	28,800	(6,322)	22,478
Intangible assets not subject to amortization:
Trademark/trade name rights	6,000	—	6,000	4,000	—	4,000

	$71,127	$(11,938)	$59,189	$32,800	$(6,322)	$26,478

Intangible amortization expense for 2008, 2007 and 2006 was $5.6 million, $1.4 million and $1.4 million, respectively.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2009	$6,864
2010	5,936
2011	4,494
2012	3,782
2013	3,226
Thereafter	28,887

$53,189

7. Debt

We have an unsecured senior revolving credit facility (the “Credit Facility”) which permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at December 31, 2008. Our issued letters of credit under the Credit Facility totaled $50.2 million at December 31, 2008. No bankers’ acceptances had been issued under our Credit Facility at December 31, 2008 and 2007. We had $424.8 million of availability under our Credit Facility at December 31, 2008. The Credit Facility expires on December 21, 2012.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under our Credit Facility bear interest at market rates plus applicable margins ranging from zero percent to 1.5% for U.S. Prime Rate loans and 1.00% to 2.50% for LIBOR Rate loans. The unused portion of our Credit Facility is subject to fees (“Commitment Fees”) ranging from 0.20% to 0.375%. Letters of credit issued under our Credit Facility are subject to fees (“L/C Fees”) ranging from 1.00% to 2.50%. Interest, Commitment Fees and L/C Fees are payable quarterly and at maturity in arrears. As of December 31, 2008, our Commitment Fees and L/C Fees rates were 0.20% and 1.00%, respectively.

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

Outside of our Credit Facility we have unsecured credit lines aggregating to $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit and bank guarantees issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of December 31, 2008, our outstanding letters of credit and bank guarantees under these credit lines totaled $20.9 million.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of December 31, 2008, we recorded debt of $14.7 million, net of finance charges of $0.1 million which will be recognized over the term of the bankers’ acceptances.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the unsecured credit lines were provided to suppliers in the normal course of business and generally expire within one year from their issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2008	2007
Borrowings under Credit Facility	$—	$40,000
Banker’s acceptances under BA Facility, payable in March 2009	14,670	—
Promissory note issued in connection with acquiredbusiness, payable in three equal annual installmentsstarting in June 2009	14,000	—
5.0% promissory note issued in connection with acquiredbusiness, payable in December 2009	4,295	5,000
5.0% promissory note issued in connection with acquiredbusiness, payable in March 2009	53	53
Other	359	191

Total debt	33,377	45,244
Short-term debt	23,840	53

Long-term debt	$9,537	$45,191

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The promissory note payable in three equal annual installments starting in June 2009 of $14.0 million bears interest at an annual rate equal to LIBOR plus 2.0% percent, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%.

We have classified our entire borrowings under the Credit Facility as of December 31, 2007 as long-term debt based on the expiration date of the Credit Facility. However, we may repay a portion or all of our borrowings under the Credit Facility in less than one year.

As of December 31, 2008, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2009	$23,840
2010	4,729
2011	4,713
2012	31
2013	64

$33,377

The following table provides additional information about our interest, net (in thousands):

	2008	2007	2006
Interest income	$1,886	$5,030	$5,589
Interest expense and otherfinancing costs	(10,341)	(1,919)	(2,236)

	$(8,455)	$3,111	$3,353

8. Shareholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for 2008, 2007 and 2006. Our Credit Facility restricts the payment of cash dividends to a maximum of 50% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility. In October 2008, our Board of Directors authorized a $50.0 million share repurchase program, whereby repurchases may be made from time to time in the open market or through privately negotiated transactions. In November 2008, our Board of Directors resolved to discontinue the September 2000 repurchase program. We did not repurchase any shares of common stock under any stock repurchase program in 2008, 2007 or 2006. As of December 31, 2008, we have $50.0 million available to repurchase shares under the October 2008 share repurchase program.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Employee Director Stock Deferral Plan

We adopted the 2003 Stock Deferral Plan for Non-Employee Directors (the “Stock Deferral Plan”) to provide for deferral of stock grants. Under the Stock Deferral Plan, each non-employee director could elect to have any annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to our common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by us, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date; and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date, by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant’s termination of service as our director for any reason, or upon a change of control, the participant will receive a number of shares of common stock equal to the number of stock units credited to his account.

The estimated fair value of stock and stock units issued to non-employee directors under the Stock Deferral Plan is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors under the Stock Deferral Plan are included as capital in excess of par value in shareholders’ equity. There were approximately 12,000 stock units outstanding as of December 31, 2008 and 2007. The aggregate value of the outstanding stock units was approximately $0.2 million at December 31, 2008 and 2007, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description

In 1994, our shareholders approved the 1993 Non-Employee Directors Stock Option Plan (the “1993 Plan,”) which was replaced by the 2006 Omnibus Plan (the “2006 Plan”). As of December 31, 2008, there were 98,000 Option Awards outstanding under the 1993 Plan, and these Option Awards will expire between May 2009 and June 2010. The 1993 Plan will remain in effect so long as there are outstanding stock options which have not been exercised and, accordingly, the outstanding Options Awards continue to be governed by the 1993 Plan.

In 1997, our shareholders approved the 1996 Employee Stock Option Plan, as amended (the “1996 Plan”). The 1996 Plan was replaced by the 2001 Omnibus Plan (the “2001 Plan”), as amended. As of December 31, 2008, there were 129,000 Option Awards outstanding under the 1996 Plan, and these Option Awards will expire between January 2009 and October 2011. The 1996 Plan will remain in effect so long as there are outstanding Option Awards which have not been exercised and, accordingly, the outstanding Option Awards continue to be governed by the 1996 Plan.

In 2001, our shareholders approved the 2001 Plan. The 2001 Plan was replaced by the 2006 Plan. As of December 31, 2008, there were 950,000 Option Awards and 91,000 restricted stock outstanding and/or unvested under the 2001 Plan. As of December 31, 2008, the unvested restricted stock will vest between January 2009 and March 2011, and the outstanding Option Awards will vest between July 2009 and July 2010. The 2001 Plan will remain in effect so long as there are outstanding Option Awards which have not been exercised or outstanding restricted stock which have not vested and, accordingly, such outstanding awards continue to be governed by the 2001 Plan.

In June 2006, our shareholders approved the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The provisions of the 2006 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, RSUs, other share-based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above awards are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options or stock appreciation rights may not remain exercisable after the seven-year anniversary of the date of grant.

Under the 2006 Plan, a total of 1,500,000 shares of common stock are reserved for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock plans, and any stock or stock options granted under the 2006 Plan or any prior plans that are forfeited, expired or canceled. Furthermore, any shares purchased by us from employees to satisfy the Option Award exercise prices and/or withholding taxes due upon vesting of restricted stock or RSUs and exercise of Option Awards are added to the maximum number of shares that may be issued under the 2006 Plan. As of December 31, 2008, the aggregate number of shares of common stock which may be issued under the 2006 Plan was approximately 2,070,000. As of December 31, 2008, there were 718,000 Option Awards, 214,000 restricted stock and 143,000 RSUs outstanding and/or unvested under the 2006 Plan. As of December 31, 2008, the outstanding Option Awards will expire between June 2011 and June 2013, unvested restricted stock will vest between September 2009 and March 2013 and unvested RSUs will vest between March 2011 and December 2013. RSUs granted to non-employee directors under the 2006 Plan will vest equally on a monthly basis over a one year period. Once vested, the RSUs will remain outstanding until the date that the non-employee director to whom they were granted ceases, for any reason, to be a member of the Board of Directors.

The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2008 and the remaining shares of common stock available for future issuance (in thousands):

Plan name	Option Awards	Restricted Stock	RSUs	Remaining shares of common stock available for future issuance
2006 Plan	718	214	143	985
2001 Plan	950	91	—	—
1996 Plan	129	—	—	—
1993 Plan	98	—	—	—

	1,895	305	143	985

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Awards

The following table summarizes the status of our Option Awards outstanding and exercisable, and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Option Awards Outstanding				Option Awards Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2005	2,376	$13.01	$49,203	3.2	1,655	$10.21	$38,892	3.2
Granted	1,005	37.24
Exercised	(985)	8.20
Forfeited	(145)	28.93

At December 31, 2006	2,251	24.92	44,340	3.1	975	13.53	30,331	1.9
Granted	43	42.07
Exercised	(82)	11.71
Forfeited	(8)	40.20

At December 31, 2007	2,204	25.69	15,297	2.2	1,153	16.62	14,578	1.2
Granted	368	26.83
Exercised	(674)	13.79
Forfeited	(3)	42.20

At December 31, 2008	1,895	$30.12	$16,654	2.4	584	$22.04	$9,772	1.3

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of Option Awards granted to employees and non-employee directors. The aggregate intrinsic value of Option Awards exercised during 2008, 2007 and 2006 was $7.1 million, $2.4 million and $36.0 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the Option Award exercise price.

The weighted average fair value of the Option Awards and the assumptions used to determine such fair value for each of the following years are as follows:

	2008	2007	2006
Weighted average fair value of Option Awards	$8.10	$13.34	$11.59
Expected term (in years)	4.0	3.2	4.3
Volatility	41.3%	38.5%	29.6%
Dividend yields	0.6%	0.3%	0.4%
Risk-free interest rates	2.3%	4.8%	4.8%

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant- date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
At December 31, 2005	428	$16.97	$14,387	1.9
Granted	198	40.70
Vested	(71)	10.06
Forfeited	(13)	35.11

At December 31, 2006	542	26.40	24,097	2.1
Granted	108	38.24
Vested	(222)	16.29
Forfeited	(54)	36.51

At December 31, 2007	374	34.69	10,825	2.8
Vested	(58)	24.70
Forfeited	(11)	34.95

At December 31, 2008	305	$37.45	$11,427	2.2

Included in the above table are 38,000 shares of restricted stock granted in connection with our acquisition of Tramp Oil in April 2004. This restricted stock was granted outside of any of our share-based payment plans, had a fair value of $0.8 million at the date of grant and will vest in April 2009.

The aggregate value of restricted stock which vested during 2008, 2007 and 2006 was $1.6 million, $9.6 million and $3.1 million, respectively, based on the average high and low market price of our common stock at the vesting date.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSU Awards

The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data):

	RSUs Outstanding				RSUs Exercisable
	RSUs	Weighted Average Grant- date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	RSUs	Weighted Average Grant- date Fair Value	Aggregate Intrinsic Value
At December 31, 2005	—	$—	$—	—	—	$—	$—
Granted	11	42.45

At December 31, 2006	11	42.45	467	—	5	42.45	233
Granted	8	40.70
Exercised	(3)	42.45

At December 31, 2007	16	41.50	473	—	13	41.74	366
Granted	129	25.33
Forfeited	(2)	25.96

At December 31, 2008	143	$27.18	$5,276	3.6	24	$35.85	$886

As of December 31, 2008, exercisable RSUs are only held by our non-employee directors. As of each cash dividend payment date with respect to common stock, each non-employee director has credited to his or her account, as maintained by us, a dividend equivalent amount equal to the cash dividend payable with respect to each share of common stock on such date. Upon the date that the non-employee director ceases, for any reason, to be a member of the Board of Directors, the dividend equivalent amount will be paid in cash.

The weighted average grant-date fair value of the restricted stock and RSUs granted under share-based payment plans during 2008, 2007 and 2006 was $25.33 per share, $41.86 per share and $40.79 per share, respectively.

Common Stock Awards

In June 2006, we granted an aggregate of 400 shares of our common stock to two non-employee directors under the 2006 Plan. These share-based payment awards represent compensation for services rendered by the two non-employee directors during the previous year as members of the Nominating Subcommittee of the Governance Committee for the Board of Directors. The weighted average grant-date fair value of the common stock granted was $42.20 per share.

As part of a special bonus award recorded in 2008 (see Note 10) approximately $4.5 million will be settled in our common stock in March 2009.

Unrecognized Compensation Cost

As of December 31, 2008, there was $10.4 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheet.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrecognized compensation cost at December 31, 2008 is expected to be recognized as compensation expense over a weighted average period of 1.2 years as follows (in thousands):

Year Ended December 31,
2009	$4,893
2010	3,515
2011	1,481
2012	412
2013	50

$10,351

9. Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2008	2007	2006
United States	$(1,132)	$(919)	$3,637
Foreign	138,707	87,505	77,762

	$137,575	$86,586	$81,399

The income tax provision (benefit) related to income before taxes consists of the following components (in thousands):

	2008	2007	2006
Current:
U.S. federal statutory tax rate	$2,819	$6,850	$1,706
State	4,004	2,266	1,449
Foreign	25,002	15,139	10,011

	31,825	24,255	13,166

Deferred:
U.S. federal statutory tax rate	1,259	(2,721)	3,450
State	(888)	(505)	180
Foreign	174	206	557

	545	(3,020)	4,187

Total	$32,370	$21,235	$17,353

Our current and deferred U.S. income tax provision includes the tax provision or benefit on U.S. income, tax on certain foreign income subject to current U.S taxation and the U.S. portion of our increase to the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2008	2007	2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(15.4)	(12.9)	(15.6)
State income taxes, net of U.S. federal income tax benefit	1.1	1.3	1.2
Other permanent differences	2.8	1.1	0.7

Effective income tax rate	23.5%	24.5%	21.3%

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2008, our effective tax rate was 23.5%, for an income tax provision of $32.4 million, as compared to an effective tax rate of 24.5% and $21.2 million for 2007. The lower effective tax rate for 2008 resulted primarily from fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

For 2007, our effective tax rate was 24.5%, for an income tax provision of $21.2 million, as compared to an effective tax rate of 21.3% and $17.4 million for 2006. The higher effective tax rate for 2007 resulted primarily from additional income tax expense recorded in connection the accounting guidance of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007 as well as fluctuations in the actual results achieved by our subsidiaries in tax jurisdictions with different tax rates.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2008 and 2007, we had approximately $374.8 million and $244.6 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2008	2007
Excess of provision for bad debts over charge-offs	$5,607	$2,400
Net operating loss	90	691
Income tax credits	3,348	765
Excess of financial reporting over tax (tax over financial reporting) for depreciation of fixed assets	(1,410)	925
Excess of tax over financial reporting amortization of identifiable intangible assets and goodwill	(4,727)	(3,869)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	12,912	9,216
Accrued expenses recognized for financial reporting purposes, not currently deductible for tax purposes	5,686	3,107
Accrued revenue	—	(172)

	21,506	13,063
Valuation allowance	(3,348)	(765)

Total deferred income tax assets, net	$18,158	$12,298

Deferred income tax assets, current	$11,331	$8,701

Deferred income tax assets, non-current	$6,827	$3,597

In the accompanying balance sheets, the current deferred income tax assets are included in prepaid expenses and other current assets, and the non-current income tax assets are included in other assets. The income tax credit of $3.3 million and $0.8 million at December 31, 2008 and 2007, respectively, are comprised of foreign tax credit (“FTC”) carryforwards. The FTC carryforwards will expire in 2014, if unused. As of and for the year ended December 31, 2008 and 2007, we recorded a valuation allowance of $3.3 million and $0.8 million, respectively, to reduce the value of FTC carryforwards to the estimated realizable amount.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, we had foreign net operating losses (“NOLs”) of $0.3 million. The foreign losses have an unlimited carryforward period. As of December 31, 2007, we had state and foreign NOLs of $12.5 million and $1.6 million, respectively.

In addition, as a result of certain realization requirements of FAS No. 123(R), “Share-Based Payment,” the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2008 and 2007, we had unrecognized U.S. federal NOLs of $12.7 million and $21.4 million, respectively; state NOLs of $ $8.1 million as of December 31, 2007 and FTCs of $7.8 million and $5.4 million as of December 31, 2008 and 2007, respectively, related to the excess stock compensation deductions that resulted in a tax deduction or credit before the realization of the tax benefit from the deduction or credit. When realized, the U.S. federal NOLs will result in a benefit recorded in additional paid in capital (“APIC”) of $4.5 million and the FTCs will result in a benefit recorded in the income statement with a corresponding decrease in income tax payable. We have changed to the “with and without” method from the “prior year’s tax law ordering” method for purposes of determining when excess tax benefits have been realized. There is no material financial impact related to this change.

As of December 31, 2008 and 2007, our APIC pool of windfall tax benefits related to employee compensation was estimated to be $ 8.6 million and $ 15.4 million, respectively.

We operate under a special tax concession in Singapore which is effective through 2012 and is conditional upon our meeting certain employment and investment thresholds during the effective period. If the employment and investment thresholds are not met in accordance with our agreement, the tax concession may be eliminated retroactively to the beginning of 2008. This special tax concession may be extended beyond 2012 if certain additional requirements are satisfied. The tax concession reduces the tax rate on qualified sales and the impact of this tax concession decreased foreign taxes by $7.0 million, $1.9 million and $2.7 million for 2008, 2007 and 2006, respectively. The impact of the tax concession on diluted earnings per share was $0.24 per share, $0.07 per share and $0.09 per share for 2008, 2007 and 2006, respectively.

Tax Contingencies

Effective January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions by prescribing a minimum recognition threshold required for recognition in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.

We performed a comprehensive review of our portfolio of uncertain tax positions in accordance with the recognition standards established by FIN 48 as of January 1, 2007. Based on our review and in connection with the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $12.0 million to retained earnings, an increase of $2.0 million in deferred income tax assets, the recognition of $2.9 million of assets related in unrecognized tax benefits, which are referred to collectively as “FIN 48 assets,” and the recognition of $16.9 million of liabilities for unrecognized tax benefits, interest and penalties, which are referred to collectively as “FIN 48 liabilities.” In addition, the $5.1 million reserve for tax contingencies recorded under FAS No. 5, “Accounting for Contingencies,” as of January 1, 2007, was reclassed to FIN 48 liabilities, resulting in total FIN 48 liabilities of $22.0 million. Our FIN 48 liabilities as of January 1, 2007 consisted of $16.4 million in unrecognized tax benefits, $2.3 million in interest (net after tax deduction) and $3.3 million in penalties. We recognize accrued interest and penalties related to uncertain tax positions in federal and foreign income tax expense. In the accompanying consolidated balance sheet as of December 31, 2007, our FIN 48 liabilities are included in non-current income tax payable and our FIN 48 assets are included in non-current income tax receivable.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded an increase of $4.8 million and $0.9 million to our FIN 48 liabilities and FIN 48 assets during 2008. In addition, during 2008, we recorded a decrease of $1.1 million to our FIN 48 liabilities related to a foreign currency translation expense, which is included in other expense, net, in the accompanying consolidated statements of income. As of December 31, 2008, our FIN 48 liabilities were $30.5 million and our FIN 48 assets were $5.1 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2008	2007
Unrecognized tax benefit—opening balance	$17,886	$16,388
Gross decreases—tax positions in prior period	(30)	(472)
Gross increases—tax positions in current period	4,476	3,841
Gross decreases—tax positions in current period	(62)	(2,016)
Gross increases—acquired entities	—	397
Settlements	—	—
Lapse of statute of limitations	(646)	(252)

Unrecognized tax benefit—ending balance	$21,624	$17,886

If our uncertain tax positions as of December 31, 2008 are sustained by the taxing authorities in our favor, our income tax expense would be reduced by approximately $16.8 million in the period the matter is considered settled in accordance with FIN 48. As of December 31, 2008, it does not appear that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We record accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, during 2008, we recorded accrued interest and penalties of $0.7 million and $0.3 million, respectively. As of December 31, 2008, we had recognized liabilities for interest and penalties of $4.5 million and $4.4 million, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	None	2005 - 2008
Chile	None	2001 - 2008
Colombia	None	2003 - 2008
Ecuador	None	2001 - 2008
Mexico	None	2002 - 2008
Puerto Rico	None	2001 - 2008
Singapore	None	2002 - 2008
United Kingdom	None	2003 - 2008

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation segment. As of December 31, 2008 and 2007, we had outstanding bonds that were arranged in order to satisfy various security requirements of $27.6 million and $19.2 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments

As of December 31, 2008, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2009	$7,233
2010	6,008
2011	5,458
2012	4,571
2013	4,008
Thereafter	10,231

$37,509

We incurred rental expense for all properties and equipment of $8.8 million, $5.3 million and $4.6 million for 2008, 2007 and 2006, respectively.

In the normal course of business, we may enter into service contracts with minimum service fee commitments for telecommunication and computer software services. As of December 31, 2008, we had $3.0 million of such contract commitments over the next three years. All other service contracts had insignificant minimum service fee commitments.

Sales and Purchase Commitments

As of December 31, 2008, fixed sales and purchase commitments under our derivative programs amounted to approximately $75.8 million and $86.8 million, respectively.

Additionally, as of December 31, 2008, we had entered into certain other fixed price purchase commitments with corresponding fixed price sales commitments, the majority of which were satisfied within a two-week period. These purchase and sales commitments were made in the normal course of business.

Vendor and Customer Rebate and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers in our land segment) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2008, the estimated amount of fuel rebates and branding allowances that would

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have to be repaid upon de-branding at these locations was $13.8 million. Of this amount, approximately $11.9 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

Agreements with Executive Officers and Key Employees

In March 2008, we entered into new agreements with both our Chairman and Chief Executive Officer (“CEO”) and President and Chief Operating Officer (“COO”) containing identical terms, which, among other things, provide for such base salary, incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion and certain termination severance benefits. The CEO and COO agreements expire four years from the execution date, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term.

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

All of the executive’s outstanding Option Awards, restricted stock and RSU awards will immediately vest in each scenario described in (a), (b) and (c) above except for awards assumed or substituted by a successor company in the event of a change of control and awards with multiple annual performance conditions. Any awards assumed or substituted will vest over a two-year period following termination of the executive’s employment while awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2009	$5,081
2010	4,241
2011	3,159

$12,481

Named Executive Officer Incentive and Special Bonus Awards

Our CEO, COO, Chief Financial Officer (“CFO”), Chief Risk and Administrative Officer (“CRAO”) and Aviation Segment President (“Aviation President”) are eligible to receive annual cash incentive awards under our 2008 Executive Incentive Plan (“Executive Incentive Plan”) upon the achievement of certain annual performance targets. The 2008 performance targets for the CEO, COO, CFO and CRAO were generally based on the growth of our net income while the 2008 performance targets for the Aviation President were generally based on achieving certain levels of aviation net operating income. The 2007 and 2006 performance targets for all five officers were generally based on the growth of our net income. For 2008, our CEO, COO, CFO and CRAO earned their respective maximum annual cash incentive awards based on the achievement of the maximum performance targets while our Aviation President earned approximately $0.6 million, including a discretionary bonus award of $0.2 million based on his performance in 2008. For 2007, the minimum performance targets were not met, and none of the five officers received an annual cash incentive award. However, our CFO received a guaranteed minimum annual bonus for 2007 pursuant to the terms of his offer letter. For 2006, based on the achievement of the maximum performance targets, our CEO, COO, CRAO and Aviation President earned their respective maximum annual cash incentive awards. In addition, as a result of our strong financial performance in 2008, the Compensation Committee of the Board of Directors made special bonus awards to our CEO, COO, CFO and CRAO aggregating $5.0 million, of which $4.5 million will be settled in our common stock and $0.5 million in cash, payable in March 2009. In the aggregate, the total combined annual cash incentive awards, guaranteed minimum annual bonus and special bonus awards earned by the above executives as a group was $9.1 million, $0.1 million and $4.0 million for 2008, 2007 and 2006, respectively. In the aggregate, the amount of the annual cash incentive awards, guaranteed minimum annual bonus and special bonus awards accrued as of December 31, 2008 and 2007 was $8.8 million and $0.1 million, respectively, which was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Executive Severance Costs

In June 2006, we recorded executive severance costs totaling $1.5 million in accordance with the terms of the separation agreement between us and our former CFO. Included in the executive severance costs are non-cash expenses of $0.1 million related to share-based payment awards, net of the reversal of certain previously recognized compensation costs associated with forfeited stock awards. The payment of the $1.4 million cash severance costs were made at various specified times over a period of two years.

Deferred Compensation Plans

We maintain long-term service programs under which certain key employees receive cash awards for long-term service. Our liabilities under these programs were $0.4 million at December 31, 2008 and 2007.

As of December 31, 2008 and 2007, deferred sales bonus of $3.0 million and $2.6 million, respectively, was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 15% of their compensation, subject to certain limitations. During 2008, we made matching contributions of 50% for each 1% of the participants’ contributions up to 6% of the participants’ contributions. During 2007 and 2006, we made matching contributions of 25% for each 1% of the participants’ contributions up to 4% of the participants’ contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contributions of approximately $.08 million, $0.2 million and $0.2 million for 2008, 2007 and 2006, respectively.

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contributions of approximately $0.8 million, $0.8 million and $0.5 million for 2008, 2007 and 2006, respectively.

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

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities, or be required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulation. In addition, compliance with existing and future environmental laws regulating underground storage tanks located at the retail gasoline stations that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in support of future remediation obligations. These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

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

If we are added as a defendant in the County Suit, we would vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel-related services to TOM in Panama. In its suit, Atlantic alleges (1) Isthmian breached a barge charter agreement entered into between the two parties, (2) Isthmian entered into the agreement as an agent on behalf of TOM, and (3) TOM is liable, as a principal, for Isthmian’s breach of the agreement. Although TOM utilized the services of Isthmian for storage and delivery of fuel, at no time did TOM request or authorize Isthmian to enter into any agreement with Atlantic, nor did TOM request that Isthmian utilize Atlantic to provide services on its behalf. We do not believe that Isthmian acted as TOM’s agent in its dealings with Atlantic, and we do not believe TOM is responsible for any liabilities of Isthmian. We believe this suit is without merit and we intend to vigorously defend the action.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking $3.5 million in damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

C.L.G. Properties Litigation

In July 2008, C.L.G. Properties, LLC (“CLG”) filed a lawsuit in the Los Angeles, California Superior Court against Kropp Holdings, Inc. d/b/a AVCARD, one of our subsidiaries (“AVCARD”), and two other defendants. CLG claims that AVCARD asserted an improper lien on an airplane owned by CLG and is seeking damages of approximately $3.0 million. In January 2009, upon request by CLG, the court dismissed CLG’s complaint against AVCARD without prejudice.

Other Matters

As of December 31, 2008, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

11. Fair Value Measurements

Effective January 1, 2008, we adopted FAS No. 157 and effective October 10, 2008, we adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” except as it applies to the nonfinancial assets and liabilities subject to FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FSP No. FAS 157-3 did not change existing accounting guidance, but seeks to clarify how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP No. FAS 157-3 provides an example of how to calculate fair value when there is not an active market for that financial asset. Key concepts addressed include distressed sales, the use of third-party pricing information, use of internal assumptions, and others.

In connection with the adoption of FAS No. 157 for our financial assets and liabilities, we recorded a cumulative adjustment to retained earnings of $2.5 million, net of $0.3 million in income tax, related to the deferred gains of certain derivative transactions. Accordingly, the revenue and gross profit related to these transactions will not be recognized in our consolidated statements of income when these transactions settle which was primarily in 2008. In addition, the adoption of FAS No. 157 results in the acceleration of the recognition of profit associated with certain of our derivative transactions as compared to the manner in which they were recognized prior to the adoption of FAS No. 157. The adoption of FSP No. FAS 157-3 did not have a material impact on our financial position, results of operations or cash flows.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2008, we also adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP No. FIN 39-1 permits entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. As a result, we elected to net cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty when a master netting arrangement exists. As of December 31, 2008, the amounts of collateral netted against the fair value derivative contracts are disclosed in the table regarding our financial instruments measured at fair value.

FAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

1.	Level 1 Inputs—Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.	Level 2 Inputs—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We perform annual back-testing to validate that these inputs represent observable inputs that market participants use in pricing an asset or liability.

3.	Level 3 Inputs—Inputs that are unobservable for the asset or liability.

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

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy described in the Summary of Significant Accounting Policies (see Note 1). Our Level 1 items consist of exchange traded futures. Our Level 2 items consist of commodity swaps, commodity collars, non-designated derivatives in the form of physical forward purchase or sales commitments, hedged inventories and hedged physical forward purchase or sales commitments. Our Level 3 items consist of physical forward purchase or sales commitments, foreign currency forward contracts and short-term investments. Realized and unrealized gains and losses of our physical forward purchase or sales commitments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as a component of either revenue or cost of revenue (based on the underlying transaction type). Realized and unrealized gains and losses of our foreign currency forward contracts which were not treated as cash flow hedges, measured at fair value on a recurring basis that utilized Level 3

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inputs are recognized as other expense/income. Realized and unrealized gains and losses of our short-term investments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as other expense/income.

Derivative instruments can have bid and ask prices that may be observed in the marketplace. Bid prices reflect the highest price that a market participant is willing to pay and ask prices reflect the lowest price that a market participant is willing to accept. Our policy is to consistently apply mid-market pricing for valuation of our derivative instruments.

Fair value of derivative instruments is derived using forward prices that take into account commodity prices, interest rates, credit risk ratings, option volatility and currency rates. In accordance with FAS No. 157, the impact of our credit risk rating is also considered when measuring the fair value of liabilities. The fair value of derivative instruments may be based on a combination of valuation inputs that are on different hierarchy levels. The fair value disclosures are determined based on the lowest level input that is significant to the fair value measurement in its entirety. The nature of inputs that are considered Level 3 are modeled inputs. Factors that could warrant a Level 2 input to move to a Level 3 input may include lack of observable market data because of a decrease in market activity, a degradation of a short-term investment which requires us to value the investment based on a Level 3 input, or a change in significance of a Level 3 input to the fair value measurement in its entirety.

There were no significant changes to our valuation techniques during 2008.

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Short-term investments	$—	$—	$8,100	$—	$8,100
Derivatives	—	119,776	40	(49,732)	70,084
Hedged item inventories	—	781	—	—	781
Hedged item commitments	—	2,176	—	—	2,176

Total	$—	$122,733	$8,140	$(49,732)	$81,141

Liabilities:
Derivatives	$351	$104,897	$6,478	$(56,393)	$55,333
Hedged item inventories	—	1,637	—	—	1,637
Hedged item commitments	—	10,671	298	—	10,969

Total	$351	$117,205	$6,776	$(56,393)	$67,939

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for 2008 (in thousands):

	Balance, beginning of period	Total gains/(losses) (realized and unrealized)	Purchases, Sales and Settlements, net	Transfers in and/or out of Level 3	Balance, end of period	Change in unrealized gains/(losses) relating to instruments still held at December 31, 2008
Assets:
Short-term investments	$8,100	$—	$—	$—	$8,100	$—
Derivatives	—	1,903	(1,863)	—	40	—
Hedged item commitments	—	(7,960)	(9,143)	17,103	—	—

Total	$8,100	$(6,057)	$(11,006)	$17,103	$8,140	$—

Liabilities:
Derivatives	$—	$8,784	$(2,306)	$—	$6,478	$—
Hedged item commitments	—	994	(696)	—	298	—

Total	$—	$9,778	$(3,002)	$—	$6,776	$—

Fair Value Option. Effective January 1, 2008, we adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 provides an option, on an instrument-by-instrument basis, for certain financial instruments and other items that are not otherwise measured at fair value to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is generally made at the acquisition of the instrument and may not be revoked. At adoption, we did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of FAS No. 159 did not have an impact on our financial position, results of operations or cash flows.

12. Business Segments, Geographic Information, and Major Customers

Business Segments

Based on the nature of operations and quantitative thresholds pursuant to FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations and related assets and liabilities of our acquisition of the Texor business are included in our land segment since June 1, 2008. The results of operations and related assets and liabilities of our AVCARD acquisition are included in our aviation segment since December 1, 2007. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning our revenue, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2008	2007	2006
Revenue
Marine segment	$9,915,291	$7,665,801	$5,785,095
Aviation segment	7,294,466	5,460,838	4,579,337
Land segment	1,299,646	602,916	420,704

	$18,509,403	$13,729,555	$10,785,136

Income from operations
Marine segment	$121,818	$50,844	$44,225
Aviation segment	68,142	60,796	56,648
Land segment	3,489	1,237	1,138

	193,449	112,877	102,011
Corporate overhead	(39,709)	(26,989)	(25,365)

	$153,740	$85,888	$76,646

Depreciation and amortization
Marine segment, includes allocation from corporate	$2,916	$2,255	$2,335
Aviation segment, includes allocation from corporate	4,836	1,543	1,023
Land segment, includes allocation from corporate	3,034	157	83
Corporate	3,085	2,946	1,425

	$13,871	$6,901	$4,866

Capital expenditures
Marine segment	$510	$1,642	$1,049
Aviation segment	985	1,010	1,802
Land segment	204	59	223
Corporate	4,196	13,726	15,374

	$5,895	$16,437	$18,448

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning our accounts receivable, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2008	2007
Accounts receivable, net
Marine segment, net of allowance for bad debt of $8,637 and $6,682 at December 31, 2008 and 2007, respectively	$444,735	$893,499

Aviation segment, net of allowance for bad debt of $12,020 and $5,022 at December 31, 2008 and 2007, respectively	196,944	421,646
Land segment, net of allowance for bad debt of $2,614 and $940 at December 31, 2008 and 2007, respectively	34,421	55,511

	$676,100	$1,370,656

Goodwill
Marine segment	$39,686	$36,112
Aviation segment	16,137	15,837
Land segment	66,187	155

	$122,010	$52,104

Identifiable intangible assets, net
Marine segment	$2,465	$3,715
Aviation segment	21,115	22,763
Land segment	35,609	—

	$59,189	$26,478

Total assets
Marine segment	$683,124	$1,049,045
Aviation segment	339,584	620,831
Land segment	150,826	58,153
Corporate	231,092	70,017

	$1,404,626	$1,798,046

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Information concerning our revenue, income from operations, non-current and total assets, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2008	2007	2006
Revenue:
United States	$8,462,570	$5,790,071	$4,763,389
Singapore	5,479,164	4,413,900	3,316,863
United Kingdom	3,286,504	2,143,646	1,615,763
Other foreign countries	1,281,165	1,381,938	1,089,121

Total	$18,509,403	$13,729,555	$10,785,136

Income (loss) from operations:
United States	$7,789	$(289)	$3,966
Singapore	67,666	44,875	35,731
United Kingdom	41,759	17,265	16,653
Other foreign countries	36,526	24,037	20,296

Total	$153,740	$85,888	$76,646

	As of December 31,
	2008	2007
Non-current assets:
United States	$189,911	$97,721
Singapore	858	743
United Kingdom	15,780	15,921
Other foreign countries	25,927	18,353

	$232,476	$132,738

Total assets:
United States	$601,179	$850,006
Singapore	377,063	502,381
United Kingdom	333,085	404,577
Other foreign countries	93,299	41,082

	$1,404,626	$1,798,046

Major Customers

During each of the years presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2008 and 2007 (in thousands, except earnings per share data):

	March 31, 2008	June 30, 2008 (1)	September 30, 2008 (1)		December 31, 2008 (1)
Revenue	$4,491,486	$5,651,118	$5,453,351		$2,913,448

Gross profit	$73,809	$94,322	$123,805		$103,447

Net income	$15,753	$20,548	$40,085		$28,653	(2)(3)

Basic earnings per share (7)	$0.56	$0.72	$1.38		$0.99	(2)(3)

Diluted earnings per share (7)	$0.55	$0.71	$1.37		$0.98	(2)(3)

	March 31, 2007	June 30, 2007	September 30, 2007		December 31, 2007 (4)

Revenue	$2,702,209	$3,273,359	$3,608,465		$4,145,522

Gross profit	$51,168	$57,988	$62,275		$73,841

Net income	$14,829	$16,988	$14,826	(5)	$18,130	(6)

Basic earnings per share	$0.53	$0.61	$0.53	(5)	$0.64	(6)

Diluted earnings per share	$0.51	$0.58	$0.51	(5)	$0.63	(6)

(1)	Includes Texor business operations since June 1, 2008 as a result of the Texor business acquisition.

(2)

Includes approximately $4.1 million in pre-tax net foreign currency losses that relate to prior quarterly periods in 2008, none of which were considered material individually or in the aggregate. The out-of-period after-tax amount of the net foreign currency losses was approximately $3.8 million, or $0.13 per basic and diluted share in the fourth quarter. In addition, because these amounts were all within 2008, there was no impact to the income statement for the full fiscal year.

(3)

Includes special bonus awards to our CEO, COO, CFO and CRAO aggregating $5.0 million, of which $4.5 million will be in the form of stock and $0.5 million in cash. The after-tax charge for the special bonus awards aggregated to $4.3 million, or $0.15 per basic and diluted share.

(4)	Includes AVCARD operations since December 1, 2007 as a result of the AVCARD acquisition.

(5)	Reflects an after-tax impairment charge of approximately $1.3 million, or $0.05 per basic and diluted share, related to a pre-tax $1.9 million write-down of a short-term investment.

(6)

Reflects an after-tax impairment charge of approximately $1.7 million, or $0.06 per basic and diluted share, for a pre-tax $2.4 million internally developed computer software cost related to an aviation project.

(7)

Basic and diluted earnings per share is computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic earnings per share amount reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2009.

WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Director, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on the 26th day of February 2009.

Signature	Title

/s/ PAUL H. STEBBINS Paul H. HStebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Operating Officer

/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ KEN BAKSHI Ken Bakshi	Director

/s/ JOACHIM HEEL Joachim Heel	Director

/s/ RICHARD A. KASSAR Richard A. Kassar	Director

/s/ MYLES KLEIN Myles Klein	Director

/s/ J. THOMAS PRESBY J. Thomas Presby	Director

/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director