Form 10-Q
period 2009-03-31
WORLD FUEL SERVICES CORP
filed 2009-05-07
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had a total of 29,468,000 shares of common stock, par value $0.01 per share, issued and outstanding as of May 5, 2009.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended March 31, 2009 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited - In thousands, except per share data)

	As of
	March 31, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$386,328	$314,352
Short-term investment	8,100	8,100
Accounts receivable, net	587,782	676,100
Inventories	45,760	28,726
Short-term derivative assets, net	55,379	72,260
Prepaid expenses and other current assets	44,267	72,612

Total current assets	1,127,616	1,172,150

Property and equipment, net	34,599	35,328
Goodwill	122,065	122,010
Identifiable intangible assets, net	57,388	59,189
Non-current income tax receivable	12,848	6,827
Other assets	9,996	9,122

Total assets	$1,364,512	$1,404,626

Liabilities:
Current liabilities:
Short-term debt	$9,642	$23,840
Accounts payable	518,257	548,876
Short-term derivative liabilities, net	59,511	66,302
Customer deposits	34,260	40,961
Accrued expenses and other current liabilities	59,582	71,036

Total current liabilities	681,252	751,015

Long-term debt	10,521	9,537
Non-current income tax payable	30,331	30,546
Deferred compensation and other long-term liabilities	4,478	5,610

Total liabilities	726,582	796,708

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized, 29,476 and 29,295 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	295	293
Capital in excess of par value	211,095	205,042
Retained earnings	430,577	406,953
Accumulated other comprehensive loss	(3,781)	(4,401)

Total World Fuel shareholders’ equity	638,186	607,887
Noncontrolling interest	(256)	31

Total equity	637,930	607,918

Total liabilities and equity	$1,364,512	$1,404,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2009	2008
Revenue	$2,013,943	$4,491,486
Cost of revenue	1,926,608	4,417,677

Gross profit	87,335	73,809

Operating expenses:
Compensation and employee benefits	33,793	29,498
Provision for bad debt	458	1,910
General and administrative	19,979	20,080

	54,230	51,488

Income from operations	33,105	22,321

Other expense, net:
Interest expense and other financing costs, net	(1,135)	(1,354)
Other, net	(221)	(870)

	(1,356)	(2,224)

Income before income taxes	31,749	20,097
Provision for income taxes	5,930	4,202

Net income including noncontrolling interest	25,819	15,895
Less: net (loss) income attributable to noncontrolling interest	(11)	142

Net income attributable to World Fuel	$25,830	$15,753

Basic earnings per share	$0.88	$0.55

Basic weighted average common shares	29,392	28,598

Diluted earnings per share	$0.87	$0.54

Diluted weighted average common shares	29,586	29,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to World Fuel	$25,830	$15,753

Adjustments to reconcile net income attributable to World Fuel to net cash provided by (used in) operating activities:
Provision for bad debt	458	1,910
Depreciation and amortization	3,838	2,870
Deferred income tax benefit	(2,473)	(500)
Share-based payment compensation costs	1,791	1,673
Noncash derivative losses (gains), net	2,647	(4,981)
Foreign currency transaction losses (gains), net	213	(232)
Other	236	236
Changes in assets and liabilities:
Accounts receivable	88,113	(266,487)
Inventories	(16,894)	(15,111)
Short-term derivatives, net	7,569	(2,120)
Prepaid expenses and other current assets	30,593	(13,877)
Non-current income tax receivable and other assets	(6,810)	(937)
Accounts payable	(30,717)	261,824
Customer deposits	(6,701)	8,753
Accrued expenses and other current liabilities	(8,368)	3,831
Non-current income tax payable, deferred compensation and other long-term liabilities	281	1,748

Total adjustments	63,776	(21,400)

Net cash provided by (used in) operating activities	89,606	(5,647)

Cash flows from investing activities:
Capital expenditures	(1,303)	(3,988)

Net cash used in investing activities	(1,303)	(3,988)

Cash flows from financing activities:
Dividends paid on common stock	(1,096)	(1,085)
Distribution of noncontrolling interest	(276)	(146)
Proceeds from exercise of stock options	457	753
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(2,324)	(254)
Repayments under bankers acceptance facility	(14,507)	—
Borrowings from noncontrolling shareholders of a subsidiary	1,458	—
Borrowings under senior revolving credit facility	—	654,000
Repayments under senior revolving credit facility	—	(614,000)
Restricted cash	—	10,000

Net cash (used in) provided by financing activities	(16,288)	49,268

Effect on exchange rate changes on cash and cash equivalents	(39)	232

Net increase in cash and cash equivalents	71,976	39,865
Cash and cash equivalents, at beginning of period	314,352	36,151

Cash and cash equivalents, at end of period	$386,328	$76,016

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.2 million and $1.1 million at March 31, 2009 and 2008, respectively, and were paid in April 2009 and 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Acquisitions and Significant Accounting Policies

Acquisitions

2009 Acquisitions

In April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators. Also, in April 2009, we completed the acquisition of the Henty Oil Group of Companies (“Henty”), a leading independent provider of marine and land based fuels in the United Kingdom. Henty services three Irish seaports and provides fuel and gas oil to a broad range of customers throughout the United Kingdom. The aggregate purchase price of these two acquisitions was approximately $56.8 million. The purchase price may increase by up to £9 million ($13.3 million as of the acquisition date) if certain operating income targets are achieved.

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

The following presents the unaudited pro forma results for the three months ended March 31, 2008 as if the acquisition of the Texor business had been completed on January 1, 2008 (in thousands, except per share data):

For the Three Months ended March 31, 2008
(pro forma)
Revenue	$4,747,107

Net income attributable to World Fuel	$16,123

Earnings per share:
Basic	$0.56

Diluted	$0.55

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2008 10-K Report.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exists. During the three months ended March 31, 2009, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.8 million, as compared to $1.1 million during the three months ended March 31, 2008, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Comprehensive Income

Comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark-to-market of derivatives which qualify and are designated as cash flow hedges and foreign currency translation adjustments. The following reconciles net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended March 31,
	2009	2008
Net income including noncontrolling interest	$25,819	$15,895
Net unrealized income (loss) on qualifying cash flow hedges, net of income tax expense of $50 and net of income tax benefit of $22 for the three months ended March 31, 2009 and 2008, respectively	128	(35)
Foreign currency translation adjustment	492	—

Comprehensive income including nontrolling interest	26,439	15,860
Less: comprehensive (loss) income attributable to noncontrolling interest	(11)	142

Comprehensive income attributable to World Fuel	$26,450	$15,718

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the sum of the weighted average number of shares of common stock, stock units and vested restricted stock units (“RSUs”) outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the sum of the weighted average number of shares of common stock, stock units and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and stock-settled stock appreciation rights (“Option Awards”), restricted stock and non-vested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended March 31,
	2009	2008
Numerator:
Net income attributable to World Fuel	$25,830	$15,753

Denominator:
Weighted average common shares for basic earnings per share	29,392	28,598
Effect of dilutive securities	194	445

Weighted average common shares for diluted earnings per share	29,586	29,043

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	1,279	1,285

Basic earnings per share	$0.88	$0.55

Diluted earnings per share	$0.87	$0.54

The earnings per share data for the three months ended March 31, 2008 were adjusted in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” See Recent Accounting Pronouncements discussed below for additional information.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP No. FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that FSP No. FAS 115-2 and FAS 124-2 will have on our consolidated financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per FAS No. 157, if the acquisition date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with FAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5.” The impact on us of the adoption of FSP No. FAS 141(R)-1 will depend on the nature, terms and size of business combination completed on or after January 1, 2009.

Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact, if any, that FSP No. FAS 157-4 will have on our consolidated financial statements.

Disclosures about Credit Derivatives and Certain Guarantees. In the first quarter of 2009, we adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN No. 45-4 amend FAS No. 133 by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, FIN No. 45-4 is amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP No. FAS 133-1 clarifies that FASB’s intent with respect to FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was to require that it be effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. See Note 2 herein for appropriate disclosures.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. In addition, all prior-period earnings per share data shall be adjusted retrospectively to conform to the provisions of this FSP. The adoption of FSP No. EITF 03-6-1 resulted in a $0.01 decrease in basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.

Determination of the Useful Life of Intangible Assets. Effective January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), “Business Combinations,” and other generally accepted accounting principles in the United States. The adoption of No. FAS 142-3 did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In the first quarter of 2009, we adopted FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS No. 161 also requires disclosures of fair value of credit-risk-related contingent features in derivative agreements. See Note 2 herein for appropriate disclosures.

Effective Date of FASB Statement No. 157. Effective January 1, 2009, we adopted FAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of FAS No. 157 for nonfinancial assets and liabilities was delayed by FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of FAS No. 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

Business Combinations. Effective January 1, 2009, we adopted FAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under FAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. In addition, FAS No. 141(R) includes a substantial number of new disclosure requirements. The adoption of FAS No. 141(R) did not have an immediate impact on our consolidated financial statements and will be applied to the business combinations disclosed in Note 1 that were completed in April 2009.

Noncontrolling Interests in Consolidated Financial Statements. Effective January 1, 2009, we adopted FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS No. 160 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. FAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result, upon adoption, we retroactively reclassified the minority interest in consolidated subsidiaries balance previously included in the accrued expenses and other current liabilities in the accompanying consolidated balance sheet to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including noncontrolling interest and net income attributable to World Fuel. Additional disclosures required by this standard are included in the comprehensive income disclosure included herein in Note 1. The adoption of FAS No. 160 did not have a material impact on our consolidated financial position or results of operations.

2.	Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133 they are not recorded at fair value, but on an accrual basis of accounting, which means the values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

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

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other (expense), net in the consolidated statement of income.

As of March 31, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to-Market Prices	Mark-to-Market
Cash Flow Hedge	2009	Foreign currency contracts (long)	10,927	GBP	$0.119	$(1,296)

Fair Value Hedge	2009	Commodity contracts for firm commitment hedging (long)	4,165	GAL	0.087	$362
	2009	Firm sales commitments hedged item	3,871	GAL	0.094	(362)
	2009	Commodity contracts for inventory hedging (short)	19,278	GAL	0.002	(30)
	2009	Inventory hedged item	12,978	GAL	0.016	210
	2009	Commodity contracts for firm commitment hedging (long)	45	MT	31.055	(1,397)
	2009	Firm sale commitments hedged item	45	MT	31.477	1,416
	2009	Commodity contracts for firm commitment hedging (short)	141	MT	56.957	8,046
	2009	Firm purchase commitments hedged item	141	MT	56.589	(7,994)
	2009	Commodity contracts for inventory hedging (short)	52	MT	1.918	(99)
	2009	Inventory hedged item	52	MT	4.107	212

						$364

Non-Designated	2009	Commodity contracts (long)	48,404	GAL	0.127	$6,161
	2009	Commodity contracts (short)	48,404	GAL	0.123	(5,937)
	2009	Commodity contracts (long)	1,018	MT	148.334	(150,978)
	2009	Commodity contracts (short)	1,009	MT	144.776	146,046
	2009	Foreign currency contracts (long)	5,794	BRL	0.009	53
	2009	Foreign currency contracts (long)	4,010,726	CLP	0.000	26
	2009	Foreign currency contracts (long)	555	EUR	0.029	(16)
	2010	Commodity contracts (long)	5	MT	4.531	22
	2010	Commodity contracts (short)	5	MT	2.472	12

						$(4,611)

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet as of March 31, 2009 (in thousands):

	Balance Sheet Location
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4,979
Commodity contracts	Short-term derivative liabilities, net	4,503

Total hedging instrument derivatives		9,482

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	142,031
Commodity contracts	Short-term derivative liabilities, net	39,429
Commodity contracts	Other assets	5
Foreign exchange contracts	Short-term derivative assets, net	63

Total non-designated derivatives		181,528

Total derivative assets		$191,010

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$360
Commodity contracts	Short-term derivative liabilities, net	2,120
Foreign exchange contracts	Short-term derivative liabilities, net	1,296

Total hedging instrument derivatives		3,776

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	61,018
Commodity contracts	Short-term derivative liabilities, net	125,236
Commodity contracts	Deferred compensation and other long term liabilities	5

Total non-designated derivatives		186,259

Total derivative liabilities		$190,035

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income for the three months ended March 31, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)	Hedged Items	Location	Realized and Unrealized Gain (Loss)
Commodity contracts	Revenue	$1,312	Firm commiments	Revenue	$(597)
Commodity contracts	Cost of revenue	(343)	Firm commiments	Cost of revenue	(307)
Commodity contracts	Cost of revenue	405	Inventory	Cost of revenue	857

Total		$1,374			$(47)

For the three months ended March 31, 2009, we recognized net gains of $1.3 million. There were no gains or losses that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive loss and consolidated statement of income for the three months ended March 31, 2009 (in thousands):

Derivatives	Unrealized Gain (Loss) in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$(93)	Cost of revenue	$(156)	Cost of revenue	$—
Foreign exchange contracts	(196)	Operating expenses	(310)	Operating expenses	—

Total	$(289)		$(466)		$—

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive loss would be reclassified to the consolidated statement of income. As of March 31, 2009, the maximum amount that could be reclassified to the consolidated statement of income is $1.3 million for the next twelve months. During the three months ended March 31, 2009, there were no amounts reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statement of income for the three months ended March 31, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
Commodity contracts	Revenue	$3,267
Commodity contracts	Cost of revenue	(4,418)
Foreign exchange contracts	Other, net	637

Total		$(514)

The Company enters into derivative instrument contracts which may require the company to periodically post collateral. Certain contracts contain clauses that are similar to credit-risk-related contingent features including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settle the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The following table presents the net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or settle the positions should a contingent feature be triggered as of March 31, 2009 (in thousands):

As of March 31, 2009
Aggregate fair value amounts of derivative instruments that are in a net liability position	$35,192
Aggregate fair value of assets posted as collateral	25,368

Aggregate fair value of additional assets that would be required to be posted as collateral and/or needed to settle the instruments immediately, if the contingent features were triggered	$9,824

3.	Debt

Our debt consisted of the following (in thousands):

	As of
	March 31, 2009	December 31, 2008
Banker’s acceptances (principal and interest) under BA Facility, paid in March 2009	$—	$14,670
Subordinated promissory note issued in connection with acquired business, payable in three equal annual installments starting in June 2009	14,000	14,000
5.0% promissory note issued in connection with acquired business, payable in December 2009	4,288	4,295
Loan payable to noncontrolling shareholders of a subsidiary, payable in varying amounts from April 2009 to December 2012	1,815	351
Other	60	61

Total debt	20,163	33,377
Short-term debt	9,642	23,840

Long-term debt	$10,521	$9,537

The subordinated promissory note payable in three equal annual installments starting in June 2009 of $14.0 million bears interest at an annual rate equal to LIBOR plus 2.0% percent (4.1% at March 31, 2009), with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%.

Under the terms of the AVCARD purchase agreement, the sellers agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. As of March 31, 2009 and December 31, 2008, approximately $0.9 million of the accounts and other receivables acquired at the acquisition date had not been collected. The purchase agreement provides that the first $0.2 million in aggregate of indemnification claims are not recoverable by us. Accordingly, the amount of the indemnification as of March 31, 2009 and December 31, 2008 was $0.7 million, which was recorded as a reduction of $0.7 million to the promissory note.

The following table provides additional information about our interest, net, for the periods presented (in thousands):

	For the Three Months ended March 31,
	2009	2008
Interest income	$259	$500
Interest expense and other financing costs	(1,394)	(1,854)

	$(1,135)	$(1,354)

4.	Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2009	2008
Income tax provision	$5,930	$4,202

Effective income tax rate	18.7%	20.9%

Our provision for income taxes for the three-month period ended March 31, 2009 and 2008 was calculated based on the estimated effective tax rate for the full 2009 and 2008 fiscal years. However, the actual effective tax rate for the full 2009 fiscal year may be materially different.

During the three months ended March 31, 2009, we recorded an increase of $0.2 million of assets related to unrecognized tax benefits (“FIN 48 assets”) and no additional liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). In addition, during the three months ended March 31, 2009, we recorded a reduction of $0.2 million to our FIN 48 liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statement of income. As of March 31, 2009, our FIN 48 liabilities were $30.3 million and our FIN 48 assets were $5.3 million. As of March 31, 2009, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

5.	Commitments and Contingencies

Vendor and Customer Rebates and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers in our land segment) elect to discontinue selling the specified brand of fuel at certain locations. As of March 31, 2009, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $13.8 million. Of this amount, approximately $11.8 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking approximately $3.5 million in damages. We believe that Brendan’s claims are without merit and we intend to vigorously defend these claims.

Other Matters

As of March 31, 2009, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We declared cash dividends of $0.075 and $0.0375 per share for the three months ended March 31, 2009 and 2008, respectively. Our Credit Facility restricts the payment of cash dividends to a maximum of 50.0% of our net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

7.	Fair Value Measurements

The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of March 31, 2009:
Assets:
Short-term investments	$—	$—	$8,100	$8,100	$—	$8,100
Derivatives	367	190,265	378	191,010	(137,298)	53,712
Hedged item inventories	—	422	—	422	—	422
Hedged item commitments	—	1,928	—	1,928	(256)	1,672

Total	$367	$192,615	$8,478	$201,460	$(137,554)	$63,906

Liabilities:
Derivatives	$34	$186,653	$3,348	$190,035	$(139,131)	$50,904
Hedged item commitments	—	8,868	—	8,868	(256)	8,612

Total	$34	$195,521	$3,348	$198,903	$(139,387)	$59,516

As of December 31, 2008:
Assets:
Short-term investments	$—	$—	$8,100	$8,100	$—	$8,100
Derivatives	6	292,138	40	292,184	(222,100)	70,084
Hedged item inventories	—	781	—	781	—	781
Hedged item commitments	—	2,233	—	2,233	(57)	2,176

Total	$6	$295,152	$8,140	$303,298	$(222,157)	$81,141

Liabilities:
Derivatives	$357	$277,259	$6,478	$284,094	$(228,761)	$55,333
Hedged item inventories	—	1,637	—	1,637	—	1,637
Hedged item commitments	—	10,728	298	11,026	(57)	10,969

Total	$357	$289,624	$6,776	$296,757	$(228,818)	$67,939

The amounts for each of the fair value levels as of December 31, 2008 shown above have been presented on a gross basis and all netting of such amounts are included in the netting and collateral column. In our 2008 10-K Report, there was some netting included within the level information. The information has been recast herein to be consistent with the 2009 presentation in order to improve comparability to the newly required information in accordance with the adoption of FAS 161 (See Note 2).

The following table presents information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the three months ended March 31, 2009 and 2008 (in thousands):

	Realized and Unrealized Gains/(Losses)	Purchases, Sales, Other Settlements and Issuances, net	Transfers in and/or out of Level 3	Change in Unrealized Gains/(Losses) Relating to Instruments Still Held at end of Period
2009
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	378	(40)	—	—

Total	$378	$(40)	$—	$—

Liabilities:
Derivatives	$2,250	$(5,380)	$—	$(198)
Hedged item commitments	—	(298)	—	—

Total	$2,250	$(5,678)	$—	$(198)

2008
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	1,477	—	—	—

Total	$1,477	$—	$—	$—

Liabilities:
Derivatives	$562	$—	$—	$—
Hedged item commitments	27	—	—	—

Total	$589	$—	$—	$—

8.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisition of the Texor business are not included in our land segment for the three months ended March 31, 2008 since the acquisition was not completed until June 2008. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,
	2009	2008
Revenue:
Marine segment	$1,102,862	$2,427,173
Aviation segment	710,415	1,872,962
Land segment	200,666	191,351

	$2,013,943	$4,491,486

Gross profit:
Marine segment	$47,092	$36,945
Aviation segment	32,021	35,079
Land segment	8,222	1,785

	$87,335	$73,809

Income from operations:
Marine segment	$29,342	$17,656
Aviation segment	11,672	12,382
Land segment	1,089	(742)

	42,103	29,296
Corporate overhead	(8,998)	(6,975)

	$33,105	$22,321

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	March 31, 2009	December 31, 2008
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $9,089 and $8,637 at March 31, 2009 and December 31, 2008, respectively	$405,675	$444,735
Aviation segment, net of allowance for bad debt of $7,155 and $12,020 at March 31, 2009 and December 31, 2008, respectively	144,264	196,944
Land segment, net of allowance for bad debt of $2,738 and $2,614 at March 31, 2009 and December 31, 2008, respectively	37,843	34,421

	$587,782	$676,100

Goodwill:
Marine segment	$39,741	$39,686
Aviation segment	16,137	16,137
Land segment	66,187	66,187

	$122,065	$122,010

Total assets:
Marine segment	$608,544	$683,124
Aviation segment	330,180	339,584
Land segment	152,557	150,826
Corporate	273,231	231,092

	$1,364,512	$1,404,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2008 10-K Report and the consolidated financial statements and related notes in “Item 1—Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Various factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in both Part II of this 10-Q Report and Part I of our 2008 10-K Report under “Item 1A – Risk Factors.”

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility and the facility to sell certain of our accounts receivables;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	the outcome of litigation;

•	our ability to comply with federal and state laws and regulations including those related to environmental matters; and

•	other risks, including those described in “Item 1A—Risk Factors” on our 2008 10-K Report and those described from time to time in our filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this interim report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview

We are engaged in the marketing and sale of marine, aviation and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: marine, aviation and land. In our marine segment, we offer fuel and related services to a broad base of maritime customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the United States and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second- and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the United States and foreign governments, as well as a private label charge card used to purchase aviation fuel and related services to customers in the general aviation industry. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, industrial, commercial and government customers. We also operate a small number of retail gasoline stations.

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue increases in recent fiscal years, and the decrease in the first quarter of 2009 compared to 2008, while our gross profit is not necessarily impacted by changes in world oil prices. However, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit due to our inventory average costing methodology. Changes in fuel prices can positively or negatively impact gross profit during any given financial period depending on the direction, volatility and timing of such price movements.

In our marine segment, we primarily purchase and resell fuel, and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales, and in the case of the aviation segment, a percentage of processed charge card business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of our 2008 10-K Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three months ended March 31, 2008 do not include the results of the Texor business since the acquisition was not completed until June 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Our revenue for the first quarter of 2009 was $2.0 billion, a decrease of $2.5 billion, or 55.2%, as compared to the first quarter of 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2009	2008
Marine segment	$1,102,862	$2,427,173	$(1,324,311)
Aviation segment	710,415	1,872,962	(1,162,547)
Land segment	200,666	191,351	9,315

	$2,013,943	$4,491,486	$(2,477,543)

Our marine segment contributed $1.1 billion in revenue for the first quarter of 2009, a decrease of $1.3 billion, or 54.6%, as compared to the first quarter of 2008. Of the total decrease in marine segment revenue, $783.3 million was due to a decrease in the average price per metric ton sold as a result of lower world oil prices in the first quarter of 2009. The remaining decrease of $541.0 million was due to decreased sales volume as a result of the adverse impact on the shipping industry due to world economic conditions and our efforts to reduce low margin and certain high risk business.

Our aviation segment contributed $710.4 million in revenue for the first quarter of 2009, a decrease of $1.2 billion, or 62.1%, as compared to the first quarter of 2008. Of the total decrease in aviation segment revenue, $587.8 million was due to decreased sales volume primarily attributable to the adverse impact on the aviation industry due to world economic conditions and our efforts to reduce low margin and certain high risk business, which began during the second quarter of 2008. The remaining decrease of $558.4 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the first quarter of 2009.

Our land segment contributed $200.7 million in revenue for the first quarter of 2009, an increase of $9.3 million, or 4.9%, as compared to the first quarter of 2008. Of the total increase in land segment revenue, $86.0 million was primarily due to increased sales volume attributable to incremental sales from the acquisition of the Texor business, which was completed in June 2008. Partially offsetting this increase was $76.7 million due to a decrease in the average price per gallon sold as a result of lower world oil prices in the first quarter of 2009.

Gross Profit. Our gross profit for the first quarter of 2009 was $87.3 million, an increase of $13.5 million, or 18.3%, as compared to the first quarter of 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2009	2008
Marine segment	$47,092	$36,945	$10,147
Aviation segment	32,021	35,079	(3,058)
Land segment	8,222	1,785	6,437

	$87,335	$73,809	$13,526

Our marine segment gross profit for the first quarter of 2009 was $47.1 million, an increase of $10.1 million, or 27.5%, as compared to the first quarter of 2008. Contributing to the total increase in marine segment gross profit was $18.3 million in increased gross profit per metric ton sold, due to favorable market conditions, partially offset by approximately $8.2 million due to decreased sales volume.

Our aviation segment gross profit for the first quarter of 2009 was $32.0 million, a decrease of $3.1 million, or 8.7%, as compared to the first quarter of 2008. Of the decrease in aviation segment gross profit, $13.8 million was due to decreased sales volume. Partially offsetting this decrease was $10.7 million in higher gross profit per gallon sold, which reflects our efforts to change the business mix to yield higher margins.

Our land segment gross profit for the first quarter of 2009 was $8.2 million, an increase of $6.4 million as compared to $1.8 million for the first quarter of 2008. The increase in land segment gross profit was primarily due to the inclusion of the results of the Texor business.

Operating Expenses. Total operating expenses for the first quarter of 2009 were $54.2 million, an increase of $2.7 million, or 5.3%, as compared to the first quarter of 2008. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,		$ Change
	2009	2008
Compensation and employee benefits	$33,793	$29,498	$4,295
Provision for bad debt	458	1,910	(1,452)
General and administrative	19,979	20,080	(101)

	$54,230	$51,488	$2,742

Of the total increase in operating expenses, approximately $4.3 million was related to compensation and employee benefits. Partially offsetting this increase was a $1.5 million decrease related to provision for bad debt and a $0.1 million decrease related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to the incremental compensation and employee benefits costs related to the acquisition of the Texor business, new hires to support our continued growing global business and higher incentive compensation. The decrease in provision for bad debt was primarily due to a reduced risk assessment on our receivable portfolio due in part to a reduction of the receivable balances and changes in the mix of our customer base.

Income from Operations. Our income from operations for the first quarter of 2009 was $33.1 million, an increase of $10.8 million, or 48.3%, as compared to the first quarter of 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,		$ Change
	2009	2008
Marine segment	$29,342	$17,656	$11,686
Aviation segment	11,672	12,382	(710)
Land segment	1,089	(742)	1,831

	42,103	29,296	12,807
Corporate overhead - unallocated	(8,998)	(6,975)	(2,023)

	$33,105	$22,321	$10,784

Our marine segment earned $29.3 million in income from operations for the first quarter of 2009, an increase of $11.7 million, or 66.2%, as compared to the first quarter of 2008. This increase resulted from $10.1 million in higher gross profit and approximately $1.6 million due to decreased operating expenses. The decrease in marine segment operating expenses was primarily attributable to decreased general and administrative expenses.

Our aviation segment income from operations was $11.7 million for the first quarter of 2009, a decrease of $0.7 million, or 5.7%, as compared to the first quarter of 2008. This decrease resulted from $3.1 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $2.4 million. The decrease in aviation segment operating expenses was primarily attributable to decreases in general and administrative expenses and provision for bad debt.

Our land segment income from operations was $1.1 million for the first quarter of 2009 as compared to a loss from operations of $0.7 million for the first quarter of 2008. The $1.8 million improvement resulted from the incremental income from operations as a result of the acquisition of the Texor business, which was partially offset by an increase in land segment operating expenses attributable to increases in compensation and employee benefits.

Corporate overhead costs not charged to the business segments were $9.0 million for the first quarter of 2009, an increase of $2.0 million, or 29.0%, as compared to the first quarter of 2008. The increase in corporate overhead costs was attributable to increases in compensation and employee benefits, including higher incentive based compensation, and general and administrative expenses.

Other Income and Expense, net. For the first quarter of 2009, we had other expense, net of $1.4 million, a decrease of $0.9 million, or 39.0%, as compared to the first quarter of 2008. This decrease was primarily due to a reduction in the foreign exchange losses incurred.

Taxes. For the first quarter of 2009, our effective tax rate was 18.7% and our income tax provision was $5.9 million, as compared to an effective tax rate of 20.9% and an income tax provision of $4.2 million for the first quarter of 2008. The lower effective tax rate for the first quarter of 2009 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2008.

Net Income and Diluted Earnings per Share. Our net income for the first quarter of 2009 was $25.8 million, an increase of $10.1 million, or 64.0%, as compared to the first quarter of 2008. Diluted earnings per share for the first quarter of 2009 was $0.87 per share, an increase of $0.33 per share, or 61.1%, as compared to the first quarter of 2008.

Liquidity and Capital Resources

In 2008, worldwide capital and credit markets experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. In fact, our liquidity and positive cash flow have increased primarily due to decreased world oil prices and generation of positive cash flow through our focus on managing working capital, which resulted in a decrease in our net trade cycle.

Cash and cash equivalents. As of March 31, 2009, we had $386.3 million of cash and cash equivalents compared to $314.4 million of cash and cash equivalents as of December 31, 2008. Our primary use of cash and cash equivalents is to fund accounts receivable and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short-term investments. As of March 31, 2009 and December 31, 2008, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of March 31, 2009 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at March 31, 2009 and December 31, 2008. Our issued letters of credit under the Credit Facility totaled $59.6 million and $50.2 million at March 31, 2009 and December 31, 2008, respectively. There were no outstanding bankers’ acceptances under our Credit Facility at March 31, 2009 and December 31, 2008. We had $415.4 million of availability under our Credit Facility at March 31, 2009. The Credit Facility expires on December 21, 2012.

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

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2009, we believe we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. We have a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions which establishes a facility (the “Receivable Facility”) for us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. The Receivable Facility may be increased to up to $250.0 million, subject to the satisfaction of certain conditions, and matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. As of March 31, 2009, no accounts receivable had been sold under the Receivable Facility.

Other credit lines. We have unsecured credit lines aggregating $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of March 31, 2009 and December 31, 2008, our outstanding bank guarantees under these credit lines totaled $20.7 million and $20.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of March 31, 2009, there were no outstanding bankers’ acceptances under the BA Facility. As of December 31, 2008, we had $14.7 million of outstanding bankers’ acceptances, net of unamortized finance charges of $0.1 million, under the BA Facility.

We believe that available funds from existing cash and cash equivalents, our Credit Facility and the Receivable Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit, or other forms of financing, include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Financing may not be available when needed or desired on terms favorable to us.

Cash Flows

The following table reflects the major categories of cash flows for the periods presented (in thousands). For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Three Months ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$89,606	$(5,647)
Net cash (used in) investing activities	(1,303)	(3,988)
Net cash (used in) provided by financing activities	(16,288)	49,268

Operating activities. For the three months ended March 31, 2009, net cash provided by operating activities totaled $89.6 million as compared to net cash used in operating activities of $5.6 million in 2008. The $95.2 million change in cash flow from operating activities was primarily due to a reduction in operating assets and liabilities resulting from a decline in world oil prices and an improvement in our net trade cycle as compared to 2008.

Investing activities. For the three months ended March 31, 2009, net cash used in investing activities was $1.3 million as compared to $4.0 million in 2008. The $2.7 million change in cash used in investing activities in 2009 was due to decreased capital expenditures.

Financing activities. For the three months ended March 31, 2009, net cash used in financing activities was $16.3 million as compared to net cash provided by financing activities of $49.3 million in 2008. The change of approximately $65.6 million in cash flow from financing activities was primarily due to the repayment of borrowings under our BA Facility of $14.5 million and $40.0 million debt repayment under our Credit Facility and a net increase of $10.0 million resulting from the payment of restricted cash held as collateral from a customer for the three months ended March 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”), debt and interest obligations, and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2008 to March 31, 2009. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2008 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of March 31, 2009, our FIN 48 liabilities were $30.3 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $22.4 million at March 31, 2009 decreased $12.8 million from December 31, 2008 primarily due to payment of $14.7 million of bankers’ acceptances.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2009, we had issued letters of credit totaling $59.6 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1—Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by Statement of Financial Accounting Standard (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133 they are not recorded at fair value, but on an accrual basis of accounting, which means the values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

Non-designated Derivatives. Our non-designated derivatives are primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other income (expense), net, in the statement of income.

As of March 31, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Cash Flow Hedge	2009	Foreign currency contracts (long)	10,927	GBP	$0.119	$(1,296)

Fair Value Hedge	2009	Commodity contracts for firm commitment hedging (long)	4,165	GAL	0.087	$362
	2009	Firm sales commitments hedged item	3,871	GAL	0.094	(362)
	2009	Commodity contracts for inventory hedging (short)	19,278	GAL	0.002	(30)
	2009	Inventory hedged item	12,978	GAL	0.016	210
	2009	Commodity contracts for firm commitment hedging (long)	45	MT	31.055	(1,397)
	2009	Firm sale commitments hedged item	45	MT	31.477	1,416
	2009	Commodity contracts for firm commitment hedging (short)	141	MT	56.957	8,046
	2009	Firm purchase commitments hedged item	141	MT	56.589	(7,994)
	2009	Commodity contracts for inventory hedging (short)	52	MT	1.918	(99)
	2009	Inventory hedged item	52	MT	4.107	212

						$364

Non-Designated	2009	Commodity contracts (long)	48,404	GAL	0.127	$6,161
	2009	Commodity contracts (short)	48,404	GAL	0.123	(5,937)
	2009	Commodity contracts (long)	1,018	MT	148.334	(150,978)
	2009	Commodity contracts (short)	1,009	MT	144.776	146,046
	2009	Foreign currency contracts (long)	5,794	BRL	0.009	53
	2009	Foreign currency contracts (long)	4,010,726	CLP	0.000	26
	2009	Foreign currency contracts (long)	555	EUR	0.029	(16)
	2010	Commodity contracts (long)	5	MT	4.531	22
	2010	Commodity contracts (short)	5	MT	2.472	12

						$(4,611)

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of March 31, 2009, we had no outstanding borrowings under our Credit Facility. The $14.0 million subordinated promissory note issued in connection with the acquisition of the Texor business bears interest at an annual rate equal to LIBOR plus 2.0% percent (4.1% at March 31, 2009), with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. The $4.3 million promissory note issued in connection with the acquisition of AVCARD bears interest at an annual rate of 5.0%. As of March 31, 2009, we did not have any outstanding interest rate derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2009.

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

As described in “Item 3 – Legal Proceedings” of our 2008 10-K Report, we are involved in certain legal proceedings, some of which may be material. There were no material developments during the first quarter of 2009 in the legal proceedings described in our 2008 10-K Report.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2008 10-K Report. There were no materials changes to such risk factors during the first quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2009 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
1/1/09-1/31/09	33	$36.60	—	$—	$—
2/1/09-2/28/09	—	—	—	—	—
3/1/09-3/31/09	56	$27.81	—	—	—

Total	89	$31.12	—	$—

The above shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based awards.

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

Date: May 7, 2009

World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)