Form 10-Q
period 2009-06-30
WORLD FUEL SERVICES CORP
filed 2009-08-06
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had a total of 29,633,000 shares of common stock, par value $0.01 per share, issued and outstanding as of August 4, 2009.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q for the quarterly period ended June 30, 2009 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$352,811	$314,352
Short-term investments	13,597	8,100
Accounts receivable, net	763,349	676,100
Inventories	73,255	28,726
Short-term derivative assets, net	37,829	72,260
Prepaid expenses and other current assets	45,605	72,612

Total current assets	1,286,446	1,172,150

Property and equipment, net	40,125	35,328
Goodwill	153,005	122,010
Identifiable intangible assets, net	77,137	59,189
Non-current income tax assets	9,386	11,963
Other assets	4,368	3,986

Total assets	$1,570,467	$1,404,626

Liabilities:
Current liabilities:
Short-term debt	$10,546	$23,840
Accounts payable	693,526	548,876
Short-term derivative liabilities, net	43,394	66,302
Customer deposits	42,625	40,961
Accrued expenses and other current liabilities	56,294	71,036

Total current liabilities	846,385	751,015

Long-term debt	9,704	9,537
Non-current income tax liabilities	32,193	30,546
Deferred compensation and other long-term liabilities	11,470	5,610

Total liabilities	899,752	796,708

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized, 29,634 and 29,295 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	296	293
Capital in excess of par value	212,907	205,042
Retained earnings	456,103	406,953
Accumulated other comprehensive income (loss)	1,464	(4,401)

Total World Fuel shareholders’ equity	670,770	607,887
Noncontrolling interest (deficit) earnings	(55)	31

Total equity	670,715	607,918

Total liabilities and equity	$1,570,467	$1,404,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenue	$2,533,340	$5,651,118	$4,547,283	$10,142,604
Cost of revenue	2,441,772	5,556,796	4,368,380	9,974,473

Gross profit	91,568	94,322	178,903	168,131

Operating expenses:
Compensation and employee benefits	35,079	35,380	68,872	64,878
Provision for bad debt	464	8,147	922	10,057
General and administrative	19,898	20,973	39,877	41,053

	55,441	64,500	109,671	115,988

Income from operations	36,127	29,822	69,232	52,143

Other expense, net:
Interest expense and other financing costs, net	(803)	(2,507)	(1,938)	(3,861)
Other, net	242	(237)	21	(1,107)

	(561)	(2,744)	(1,917)	(4,968)

Income before income taxes	35,566	27,078	67,315	47,175
Provision for income taxes	7,623	6,502	13,553	10,704

Net income including noncontrolling interest	27,943	20,576	53,762	36,471
Less: net income attributable to noncontrolling interest	201	28	190	170

Net income attributable to World Fuel	$27,742	$20,548	$53,572	$36,301

Basic earnings per share	$0.94	$0.71	$1.83	$1.27

Basic weighted average common shares	29,432	28,776	29,293	28,577

Diluted earnings per share	$0.93	$0.71	$1.81	$1.25

Diluted weighted average common shares	29,923	29,096	29,566	28,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statement of Shareholders’ Equity

(In thousands)

					Accumulated		Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)
	Shares	Amount	Par Value	Earnings	Income	Equity	Earnings	Total
Balance at December 31, 2008	29,295	$293	$205,042	$406,953	$(4,401)	$607,887	$31	$607,918
Net income	—	—	—	53,572	—	53,572	190	53,762
Cash dividends declared	—	—	—	(4,422)	—	(4,422)	—	(4,422)
Distribution of noncontrolling interest	—	—	—	—	—	—	(276)	(276)
Issuance of share-based payment awards payment awards	363	3	4,640	—	—	4,643	—	4,643
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(21)	—	(662)	—	—	(662)	—	(662)
Foreign currency translation adjustment	—	—	—	—	4,327	4,327	—	4,327
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,538	1,538	—	1,538
Other	(3)	—	(37)	—	—	(37)	—	(37)
Amortization of share-based payment awards payment awards	—	—	3,924	—	—	3,924	—	3,924

Balance at June 30, 2009	29,634	$296	$212,907	$456,103	$1,464	$670,770	$(55)	$670,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interest	$53,762	$36,471

Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	8,140	5,898
Provision for bad debt	922	10,057
Deferred income tax provision (benefit)	3,184	(6,132)
Share-based payment compensation costs	3,602	3,885
Foreign currency transaction gains, net	(192)	(508)
Other	525	230
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(78,048)	(469,353)
Inventories	(40,371)	(30,196)
Prepaid expenses and other current assets	22,297	(31,784)
Non-current income tax and other assets	(839)	(1,188)
Accounts payable	140,171	358,862
Customer deposits	1,250	30,945
Accrued expenses and other current liabilities	(8,542)	7,162
Non-current income tax, deferred compensation and other long-term liabilities	1,559	2,330
Short-term derivative contract assets and liabilities, net	13,565	(5,720)
Long-term derivative contract assets and liabilities, net	—	(62)

Total adjustments	67,223	(125,574)

Net cash provided by (used in) operating activities	120,985	(89,103)

Cash flows from investing activities:
Capital expenditures	(3,311)	(5,413)
Purchase of short-term investments	(25,185)	—
Proceeds from the sale of short-term investments	20,006	—
Acquisition of businesses, net of cash acquired	(51,982)	(93,366)

Net cash used in investing activities	(60,472)	(98,779)

Cash flows from financing activities:
Dividends paid on common stock	(3,302)	(2,150)
Distribution of noncontrolling interest	(276)	(147)
Proceeds from exercise of stock options	1,013	1,847
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(2,877)	(387)
Repayments of debt other than credit facility debt	(19,845)	—
Borrowings from noncontrolling shareholders of a subsidiary	2,544	—
Borrowings under senior revolving credit facility	—	1,379,000
Repayments under senior revolving credit facility	—	(1,187,000)
Federal and state tax benefits resulting from the tax deductions in excess of the compensation cost recognized for share-based payment awards	—	4,695
Restricted cash	—	10,000
Other	(140)	94

Net cash (used in) provided by financing activities	(22,883)	205,952

Effect of exchange rate changes on cash and cash equivalents	829	508

Net increase in cash and cash equivalents	38,459	18,578
Cash and cash equivalents, at beginning of period	314,352	36,151

Cash and cash equivalents, at end of period	$352,811	$54,729

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.2 million and $1.1 million at June 30, 2009 and 2008, respectively, and were paid in July 2009 and 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Acquisitions and Significant Accounting Policies

Acquisitions

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of each of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a leading independent provider of marine and land based fuels in the United Kingdom. Henty services three ports on the Irish sea and provides fuel and gas oil to a broad range of customers throughout the United Kingdom. Also, in April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators. The financial position and results of operations of Henty and the TGS business have been included in our consolidated financial statements since April 1, 2009.

The acquisition date estimated aggregate purchase price of these two acquisitions was approximately $61.3 million. The aggregate consideration is presented in the following table:

Initial cash paid	$50,902
Promissory note issued	4,260
Estimated contingent consideration (Earn-out)	6,177

$61,339

The Henty purchase agreement includes a contingent consideration clause (the “Earn-out”) based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £9.0 million (approximately $14.8 million as of June 30, 2009) if all operating targets are achieved. In accordance with Statement of Financial Accounting Standard (“FAS”) No. 141(R), we estimated the fair value of the Earn-out as of the acquisition date to be approximately £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration as of the date of acquisition. We estimated the acquisition date fair value based on our assessment of the probability of Henty achieving certain operating targets over the three-year period. FAS No. 141(R) requires us to estimate the fair value of the Earn-out at each reporting period; and any subsequent changes to the estimated fair value will be recorded through earnings in the period that the estimated fair value changes, which may have a material affect on our consolidated statement of operations in the period of the change. There was no change in the estimated fair value of the Earn-out from the acquisition date to June 30, 2009. In addition, the Earn-out is denominated in British pound sterling, and therefore, the Earn-out liability is subject to revaluation each period which could result in the recognition of material foreign currency gains and losses in our consolidated statement of income in the reporting period in which they occur. From the acquisition date to June 30, 2009, the foreign exchange gain or loss in connection with the Earn-out liability was not significant.

The purchase price for each of the acquisitions was allocated to the acquired net assets based on their estimated fair value. As of the acquisition date, we recorded identifiable intangible assets in the aggregate of $22.0 million; and we recorded goodwill, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for these two acquisitions of approximately $30.0 million, of which $21.8 million is anticipated to be deductible for tax purposes.

The identified intangible assets of Henty and the TGS business and their estimated lives are as follows (in thousands):

		Estimated Lives
Customer relationships	$18,122	14 - 19 years
Supplier agreements	2,500	30 years
Trademark/trade name rights	727	Indefinite
Non compete agreements	610	3 - 5 years

	$21,959

The following reconciles the estimated aggregate fair values of the assets acquired and liabilities assumed with the aggregate purchase price paid in cash for the Henty and the TGS acquisitions, net of cash acquired (in thousands):

Assets acquired:
Cash	$3,401
Accounts receivable	8,506
Inventories	4,273
Prepaid expenses and other current assets	1,061
Property and equipment	5,572
Identifiable intangible assets	21,959
Goodwill	29,854
Liabilities assumed:
Short-term debt	(671)
Accounts payable	(5,190)
Accrued expenses and other current liabilities	(2,159)
Long-term liabilities and deferred tax liabilities	(5,267)

Purchase price	61,339
Promissory notes issued	(4,260)
Contingent consideration	(6,177)

Cash paid for acquisition of businesses	50,902
Cash acquired	(3,401)

Cash paid for acquisition of businesses, net of cash acquired	$47,501

At June 30, 2009, we had not yet completed the allocation of the purchase price for the Henty and the TGS business acquisitions. Accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

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

Pro Forma Information

The following presents the unaudited pro forma results for the six months ended June 30, 2009 as if the acquisitions of Henty and the TGS business had been completed on January 1, 2009 and the unaudited pro forma results for the three and six months ended June 30, 2008 as if the acquisitions of the Texor business, Henty and the TGS business had been completed on January 1, 2008 (in thousands, except per share data):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2008	2009	2008
	(pro forma)	(pro forma)	(pro forma)

Revenue	$6,012,545	$4,613,041	$10,884,577

Net income attributable to World Fuel	$23,030	$54,215	$40,809

Earnings per share:
Basic	$0.79	$1.85	$1.41

Diluted	$0.78	$1.83	$1.39

2006 Acquisition

In March 2006, we acquired the remaining 33% of the outstanding equity interest in Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “Tobras Acquisition”). The purchase price of the Tobras Acquisition was subject to increase to up to $4.5 million if certain operating income targets were achieved by Tramp Oil Brazil over the three-year period ended February 28, 2009. The operating targets were met and the additional $4.5 million in purchase price was paid in April 2009, which is included in acquisition of businesses, net of cash acquired, in the accompanying consolidated statements of cash flows.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2008 10-K Report.

Short-Term Investments

As of June 30, 2009 and December 31, 2008, we had $13.6 million and $8.1 million, respectively, of short-term investments. As of June 30, 2009 and December 31, 2008, $8.1 million of the short-term investment balance consisted of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of June 30, 2009 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

The remaining short-term investment balance of $5.5 million as of June 30, 2009 was comprised of one mutual fund, primarily invested in Brazilian government obligations. This mutual fund is classified as available-for-sale in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents other than money market funds, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments.

We measure our money market funds, short-term investments and derivative contracts at their fair value in accordance with FAS No. 157, “Fair Value Measurements.”

We believe the carrying value of our debt approximates their fair value since they bear interest at variable rates or fixed rates which are not significantly different than market rates.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three and six months ended June 30, 2009, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.5 million and $3.3 million, as compared to $1.0 million and $2.1 million during the three months and six months ended June 30, 2008, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Comprehensive Income

Comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark-to-market of derivatives which qualify and are designated as cash flow hedges and foreign currency translation adjustments for our subsidiaries with a functional currency other than the US dollar.

The following reconciles our net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Net income including noncontrolling interest	$27,943	$20,576	$53,762	$36,471
Net unrealized income (loss) on qualifying cash flow hedges, net of income tax expense of $546 and $596 for the three and six months ended June 30, 2009, respectively, and net of income tax benefit of $22 for the six months ended June 30, 2008	1,410	—	1,538	(35)
Foreign currency translation adjustment	3,835	—	4,327	—

Comprehensive income including noncontrolling interest	33,188	20,576	59,627	36,436
Less: comprehensive income attributable to noncontrolling interest	201	28	190	170

Comprehensive income attributable to World Fuel	$32,987	$20,548	$59,437	$36,266

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested restricted stock units (“RSUs”) outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and stock-settled stock appreciation rights (“Option Awards”), restricted stock subject to forfeitable dividends and non-vested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to World Fuel	$27,742	$20,548	$53,572	$36,301

Denominator:
Weighted average common shares for basic earnings per share	29,432	28,776	29,293	28,577
Effect of dilutive securities	491	320	273	383

Weighted average common shares for diluted earnings per share	29,923	29,096	29,566	28,960

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	409	1,731	689	1,432

Basic earnings per share	$0.94	$0.71	$1.83	$1.27

Diluted earnings per share	$0.93	$0.71	$1.81	$1.25

The earnings per share data for the three and six months ended June 30, 2008 were adjusted in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” See Recent Accounting Pronouncements discussed below for additional information.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

FASB Accounting Standards Codification. In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162.” This standard designates the FASB Accounting Standards Codification (“FASC”) as the source of authoritative U.S. GAAP. FAS No. 168 is effective for interim or fiscal periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our fiscal quarter ending September 30, 2009.

Variable Interest Entities. In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R).” FAS No. 167 amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.” FAS No. 167 changes the consolidation analysis for variable interest entities. FAS No. 167 is effective for fiscal years ending after November 15, 2009. We are currently assessing the impact, if any, that FAS No. 167 will have on our consolidated financial statements.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of SFAS 140.” FAS No. 166 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125.” FAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS No. 166 is effective for fiscal years ended after November 15, 2009. We are currently evaluating the impact, if any, that FAS No. 166 will have on our consolidated financial statements.

Subsequent Events. In the second quarter of 2009, we adopted FAS No. 165, “Subsequent Events.” FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires a company to disclose the date through which it has evaluated such subsequent events. SFAS 165 does not apply to the subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different treatment for subsequent events or transactions. We have evaluated subsequent events through August 6, 2009, the date of the filing of this 10-Q Report, and there were no material subsequent events to report.

Recognition and Presentation of Other-Than-Temporary Impairments. In the second quarter of 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In the second quarter of 2009, we adopted FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The adoption of FSP No. FAS 157-4 did not have a material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In the second quarter of 2009, we adopted FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB No. 28-1 increased the frequency of the disclosures about fair value with the objective of improving the transparency of financial reporting. The adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have a material impact on our consolidated financial statements.

Disclosures about Credit Derivatives and Certain Guarantees. In the first quarter of 2009, we adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, this FSP also amends FIN No. 45-4, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” by requiring an additional disclosure about the current status of the payment/performance risk of a guarantee. Furthermore, this FSP clarifies that FASB’s intent with respect to FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was to require that it be effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. See Note 2 herein for appropriate disclosures.

Disclosures about Derivative Instruments and Hedging Activities. In the first quarter of 2009, we adopted FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS No. 161 also requires disclosures of the fair value of credit-risk-related contingent features in derivative agreements. See Note 2 herein for appropriate disclosures.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. In addition, all prior-period earnings per share data shall be adjusted retrospectively to conform to the provisions of FSP No. EITF 03-6-1. The adoption of FSP No. EITF 03-6-1 resulted in a $0.01 decrease in basic earnings per share for the three months ended June 30, 2009 and 2008, no change in diluted earnings per share for the three months ended June 30, 2009 and 2008, and a $0.01 decrease in basic and diluted earnings per share for the six months ended June 30, 2009 and 2008.

Determination of the Useful Life of Intangible Assets. Effective January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), “Business Combinations,” and other generally accepted accounting principles in the United States. The adoption of No. FAS 142-3 did not have a material impact on our consolidated financial statements.

Fair Value Measurements for Nonfinancial Assets and Liabilities. Effective January 1, 2009, we adopted FAS No. 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of FAS No. 157 for nonfinancial assets and liabilities was delayed by FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of FAS No. 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

Business Combinations. Effective January 1, 2009, we adopted FAS No. 141(R), “Business Combinations,” which is intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. Under FAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. In addition, FAS No. 141(R) includes a substantial number of new disclosure requirements. We also adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per FAS No. 157, if the acquisition date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with FAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” FAS No. 141(R) and FSP No. FAS 141(R)-1 did not have an immediate impact on our consolidated financial statements upon adoption and have been applied to the business combinations disclosed in Note 1 that were completed in April 2009.

Noncontrolling Interests in Consolidated Financial Statements. Effective January 1, 2009, we adopted FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The intent of FAS No. 160 is to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. FAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result, upon adoption, we retroactively reclassified the minority interest in consolidated subsidiaries balance, which was previously included in accrued expenses and other current liabilities, to a new component of equity. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including noncontrolling interest and net income attributable to World Fuel. Additional disclosures required by this standard are included in the comprehensive income disclosure included herein in Note 1. The adoption of FAS No. 160 did not have a material impact on our consolidated financial position or results of operations.

2.	Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by FAS No. 133, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133, they are not recorded at fair value, but rather on an accrual basis of accounting, which means the fair values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with some of our inventory and certain firm commitments relating to fixed price purchase and sale contracts. Accordingly, these “hedged items” are marked-to-market through the consolidated statement of income, as are the derivatives that serve as the hedge instruments. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Changes in the fair value of hedged sales commitments and their related hedged instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of revenue in our consolidated statement of income.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other, net in our consolidated statement of income.

As of June 30, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Cash Flow Hedge	2009	Foreign currency contracts (long)	7,299	GBP	$0.091	$662
	2009	Foreign currency contracts (long)	442,614	MXN	0.000	(17)
	2009	Foreign currency contracts (short)	1,235	EUR	0.012	15

						$660

Fair Value Hedge	2009	Commodity contracts for firm commitment hedging (long)	2,883	GAL	$0.415	$1,195
	2009	Firm sales commitments hedged item	2,631	GAL	0.455	(1,195)
	2009	Commodity contracts for inventory hedging (short)	13,776	GAL	0.035	476
	2009	Inventory hedged item	11,676	GAL	0.021	(247)
	2009	Commodity contracts for firm commitment hedging (long)	45	MT	36.386	1,621
	2009	Firm sale commitments hedged item	45	MT	31.672	(1,411)
	2009	Commodity contracts for firm commitment hedging (short)	43	MT	27.977	(1,203)
	2009	Firm purchase commitments hedged item	43	MT	25.907	1,114
	2009	Commodity contracts for inventory hedging (short)	41	MT	13.707	(562)
	2009	Inventory hedged item	41	MT	48.122	1,973

						$1,761

Non-Designated	2009	Commodity contracts (long)	49,359	GAL	$0.058	$2,853
	2009	Commodity contracts (short)	49,298	GAL	0.046	(2,250)
	2009	Commodity contracts (long)	695	MT	54.222	(37,700)
	2009	Commodity contracts (short)	695	MT	45.533	31,646
	2009	Foreign currency contracts (long)	2,945	BRL	0.003	(9)
	2009	Foreign currency contracts (long)	132,751,335	CLP	0.000	118
	2009	Foreign currency contracts (long)	413	EUR	0.046	19
	2010	Commodity contracts (long)	893	GAL	0.057	51
	2010	Commodity contracts (short)	893	GAL	0.032	(29)
	2010	Commodity contracts (long)	14	MT	64.932	896
	2010	Commodity contracts (short)	25	MT	61.172	(1,517)

						$(5,922)

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet as of June 30, 2009 (in thousands):

	Balance Sheet Location
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative contract assets	$2,536
Commodity contracts	Short-term derivative contract liabilities	1,162
Foreign exchange contracts	Short-term derivative contract assets	696

Total hedging instrument derivatives		4,394

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative contract assets	68,815
Commodity contracts	Short-term derivative contract liabilities	17,148
Foreign exchange contracts	Short-term derivative contract assets	136

Total non-designated derivatives		86,099

Total derivative assets		$90,493

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative contract assets	$9
Commodity contracts	Short-term derivative contract liabilities	2,161
Foreign exchange contracts	Short-term derivative contract liabilities	34

Total hedging instrument derivatives		2,204

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative contract assets	21,362
Commodity contracts	Short-term derivative contract liabilities	70,654
Foreign exchange contracts	Short-term derivative contract liabilities	8

Total non-designated derivatives		92,024

Total derivative liabilities		$94,228

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income for the three and six months ended June 30, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)	Hedged Items	Location	Realized and Unrealized Gain (Loss)
Three months ended June 30, 2009

Commodity contracts	Revenue	$7,270	Firm commitments	Revenue	$(8,506)
Commodity contracts	Cost of revenue	(11,189)	Firm commitments	Cost of revenue	10,756
Commodity contracts	Cost of revenue	(11,691)	Inventory	Cost of revenue	13,338

Total		$(15,610)			$15,588

Six months ended June 30, 2009

Commodity contracts	Revenue	$8,582	Firm commitments	Revenue	$(9,103)
Commodity contracts	Cost of revenue	(11,532)	Firm commitments	Cost of revenue	10,449
Commodity contracts	Cost of revenue	(11,286)	Inventory	Cost of revenue	14,195

Total		$(14,236)			$15,541

There were no gains or losses for the three and six months ended June 30, 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income(loss) and consolidated statements of income for the three and six months ended June 30, 2009 (in thousands):

Derivatives	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings (Effective Portion)	Location of Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2009

Foreign exchange contracts	$648	Cost of revenue	$(13)	Cost of revenue	$—
Foreign exchange contracts	1,288	Operating expenses	(7)	Operating expenses	—

Total	$1,936		$(20)		$—

Six months ended June 30, 2009

Foreign exchange contracts	$555	Cost of revenue	$(169)	Cost of revenue	$—
Foreign exchange contracts	1,092	Operating expenses	(318)	Operating expenses	—

Total	$1,647		$(487)		$—

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income(loss) would be reclassified to the consolidated statement of income. As of June 30, 2009, the maximum amount that could be reclassified to the consolidated statement of income is $0.7 million for the next twelve months. During the six months ended June 30, 2009, there were no amounts reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statement of income for the three and six months ended June 30, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
Three months ended June 30, 2009

Commodity contracts	Revenue	$(3,674)
Commodity contracts	Cost of revenue	8,309
Foreign exchange contracts	Other, net	826

Total		$5,461

Six months ended June 30, 2009
Commodity contracts	Revenue	$(407)
Commodity contracts	Cost of revenue	3,891
Foreign exchange contracts	Other, net	1,463

Total		$4,947

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settle the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The following table presents the net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or settle the positions should a contingent feature be triggered as of June 30, 2009 (in thousands):

Aggregate fair value amounts of derivative instruments that are in a net liability position	$18,210
Aggregate fair value of assets posted as collateral	13,118

Aggregate fair value of additional assets that would be required to be posted as collateral and/or needed to settle the instruments immediately, if the contingent features were triggered	$5,092

3.	Debt

Our debt consisted of the following (in thousands):

	As of
	June 30, 2009	December 31, 2008
Banker’s acceptances (principal and interest) under BA Facility	$—	$14,670
Subordinated promissory note issued in connection with the acquisition of the Texor business	9,333	14,000
Promissory note issued in connection with the acquisition of AVCARD	4,217	4,295
Subordinated promissory note issued in connection with the acquisition of the TGS business	4,260	—
Loan payable to noncontrolling shareholders of a subsidiary, payable in varying amounts from April 2011 to December 2012	2,435	351
Other	5	61

Total debt	20,250	33,377
Short-term debt	10,546	23,840

Long-term debt	$9,704	$9,537

The subordinated promissory note issued in connection with the acquisition of the Texor business is payable in three equal annual installments which began in June 2009 and bears interest at a rate equal to three month LIBOR plus 2.0% percent, adjusted quarterly, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. At June 30, 2009, the interest rate on the subordinated promissory note was 4.0%.

The promissory note issued in connection with the acquisition of AVCARD, is payable in December 2009 and bears interest at an annual rate of 5.0%. Under the terms of the AVCARD purchase agreement, the sellers agreed to indemnify us (by cash payment or offsetting against the promissory note) for acquired accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. As of June 30, 2009 and December 31, 2008, approximately $1.0 million of the accounts and other receivables acquired at the acquisition date had not been collected. The purchase agreement provides that we cannot recover the first $0.2 million in aggregate of indemnification claims. Accordingly, the amount of the indemnification as of June 30, 2009 and December 31, 2008 was $0.8 million and $0.7 million, respectively, which was recorded as a reduction of the promissory note by such amounts in the respective periods.

The subordinated promissory note issued in connection with the acquisition of the TGS business is payable in five equal annual installments starting in April 2010 and bears interest at a rate equal to three month LIBOR plus 1.0%. At June 30, 2009, the interest rate on the subordinated promissory note was 4.0%.

The following table provides additional information about our interest, net, for the periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Interest income	$349	$639	$609	$1,131
Interest expense and other financing costs	(1,152)	(3,146)	(2,547)	(4,992)

	$(803)	$(2,507)	$(1,938)	$(3,861)

4.	Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Income tax provision	$7,623	$6,502	$13,553	$10,704

Effective income tax rate	21.4%	24.0%	20.1%	22.7%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2009 and 2008 was calculated based on the estimated effective tax rate for the full 2009 and 2008 fiscal years. However, the actual effective tax rate for the full 2009 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

During the three months ended June 30, 2009, we recorded an increase of $0.3 million of assets related to unrecognized tax benefits (“FIN 48 assets”) and an increase of $1.4 million of additional liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”). In addition, during the three months ended June 30, 2009, we recorded an increase of $0.5 million to our FIN 48 liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statement of income. As of June 30, 2009, our FIN 48 liabilities were $32.2 million and our FIN 48 assets were $5.6 million. As of June 30, 2009, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

5.	Commitments and Contingencies

Vendor and Customer Rebates and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under similar terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we or our customers (typically branded dealers in our land segment) discontinue selling the specified brand of fuel at certain locations. As of June 30, 2009, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $20.0 million. Of this amount, approximately $18.3 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability or asset is recorded for the amount of obligations which would become payable or receivable upon de-branding.

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

TransContinental Litigation

On April 3, 2009, Soneet Kapila (the “Plaintiff”), as Chapter 11 Trustee for Louis Pearlman, TransContinental Airlines, Inc., and Louis J. Pearlman Enterprises, Inc. (collectively, the “Debtors”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $0.5 million in damages, representing payments made by the Debtors for the benefit of Planet Aviation, Inc., a WFSI customer, for which the Debtors claim they received no consideration. On June 12, 2009, the Plaintiff, as Chapter 11 Trustee for TransContinental Aviation, Inc. (“TCA”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $1.3 million in damages, representing payments made by TCA for which TCA claims it did not receive adequate value. We believe the claims asserted are without merit and we intend to vigorously defend these claims.

Other Matters

As of June 30, 2009, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We declared cash dividends of $0.075 and $0.0375 per share for the three months ended June 30, 2009 and 2008, respectively, and $0.15 and $0.075 per share for the six months ended June 30, 2009 and 2008, respectively. Our Credit Facility restricts the payment of cash dividends to a maximum of 50% of net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

7.	Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of June 30, 2009
Assets:
Cash equivalents	$20,014	$—	$—	$20,014	$—	$20,014
Short-term investments	5,497	—	8,100	13,597	—	13,597
Derivatives	702	88,959	832	90,493	(54,124)	36,369
Hedged item inventories	—	1,973	—	1,973	(247)	1,726
Hedged item commitments	—	1,460	—	1,460	—	1,460

Total	$26,213	$92,392	$8,932	$127,537	$(54,371)	$73,166

Liabilities:
Derivatives	$1,604	$92,582	$42	$94,228	$(53,786)	$40,442
Hedged item inventories	—	247	—	247	(247)	—
Hedged item commitments	—	2,952	—	2,952	—	2,952
Contingent consideration (Earn-Out)	—	—	6,857	6,857	—	6,857

Total	$1,604	$95,781	$6,899	$104,284	$(54,033)	$50,251

As of December 31, 2008
Assets:
Short-term investments	$—	$—	$8,100	$8,100	$—	$8,100
Derivatives	6	292,138	40	292,184	(222,100)	70,084
Hedged item inventories	—	781	—	781	—	781
Hedged item commitments	—	2,233	—	2,233	(57)	2,176

Total	$6	$295,152	$8,140	$303,298	$(222,157)	$81,141

Liabilities:
Derivatives	$357	$277,259	$6,478	$284,094	$(228,761)	$55,333
Hedged item inventories	—	1,637	—	1,637	—	1,637
Hedged item commitments	—	10,728	298	11,026	(57)	10,969

Total	$357	$289,624	$6,776	$296,757	$(228,818)	$67,939

The amounts for each of the fair value levels as of December 31, 2008 shown above have been presented on a gross basis; and all netting of such amounts are included in the netting and collateral column. The data as previously presented in our 2008 10-K Report included some netting within the level information. The information has been amended herein to be consistent with the 2009 presentation in order to improve comparability to the newly required information in accordance with the adoption of FAS 161 (See Note 2).

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the three and six months ended June 30, 2009 (in thousands):

	Realized and Unrealized Gains (Losses)	Purchases, Sales, Contingent Considerations, Other Settlements and Issuances, net	Transfers in and/or out of Level 3	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended June 30, 2009
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	2,128	(1,674)	—	832

Total	$2,128	$(1,674)	$—	$832

Liabilities:
Derivatives	$(42)	$(3,348)	$—	$(42)
Contingent consideration (Earn-Out)	(680)	6,177	—	(680)

Total	$(722)	$2,829	$—	$(722)

Six months ended June 30, 2009
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	2,506	(1,714)	—	832

Total	$2,506	$(1,714)	$—	$832

Liabilities:
Derivatives	$(2,292)	$(8,728)	$—	$(42)
Hedged item commitments	—	(298)	—	—
Contingent consideration (Earn-Out)	(680)	6,177	—	(680)

Total	$(2,972)	$(2,849)	$—	$(722)

The following table presents information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the three and six months ended June 30, 2008 (in thousands):

	Realized and Unrealized Gains (Losses)	Purchases, Sales, Contingent Considerations, Other Settlements and Issuances, net	Transfers in and/or out of Level 3	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended June 30, 2008
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	292	(1,471)	—	—

Total	$292	$(1,471)	$—	$—

Liabilities:
Derivatives	$(1,124)	$(557)	$—	$—
Hedged item commitments	—	(27)	—	—

Total	$(1,124)	$(584)	$—	$—

Six months ended June 30, 2008
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	1,763	(1,471)	—	—

Total	$1,763	$(1,471)	$—	$—

Liabilities:
Derivatives	$(1,681)	$(557)	$—	$—
Hedged item commitments	(27)	(27)	—	—

Total	$(1,708)	$(584)	$—	$—

The unrealized loss on the contingent consideration (Earn-Out) shown in the above table represent foreign currency losses recorded during the three months ended June 30, 2009 for changes between the acquisition date exchange rate and the month-end exchange rate at June 30, 2009.

8.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisitions of the Texor business and the TGS business are included in our land segment since June 1, 2008 and April 1, 2009, respectively. The results of operations of our acquisition of Henty are included in our land and marine segments since April, 1, 2009. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue and income from operations by segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Revenue:
Marine segment	$1,381,496	$3,034,017	$2,484,358	$5,461,190
Aviation segment	832,166	2,251,385	1,542,581	4,124,347
Land segment	319,678	365,716	520,344	557,067

	$2,533,340	$5,651,118	$4,547,283	$10,142,604

Gross profit:
Marine segment	$40,347	$44,423	$87,439	$81,368
Aviation segment	39,744	45,232	71,765	80,311
Land segment	11,477	4,667	19,699	6,452

	$91,568	$94,322	$178,903	$168,131

Income from operations:
Marine segment	$22,639	$23,684	$51,981	$41,340
Aviation segment	17,727	17,787	29,399	30,169
Land segment	3,882	(628)	4,971	(1,370)

	44,248	40,843	86,351	70,139
Corporate overhead	(8,121)	(11,021)	(17,119)	(17,996)

	$36,127	$29,822	$69,232	$52,143

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	June 30, 2009	December 31, 2008
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,131 and $8,637 at June 30, 2009 and December 31, 2008, respectively	$530,806	$444,735
Aviation segment, net of allowance for bad debt of $7,106 and $12,020 at June 30, 2009 and December 31, 2008, respectively	171,997	196,944
Land segment, net of allowance for bad debt of $2,631 and $2,614 at June 30, 2009 and December 31, 2008, respectively	60,546	34,421

	$763,349	$676,100

Goodwill:
Marine segment	$54,879	$39,686
Aviation segment	16,137	16,137
Land segment	81,989	66,187

	$153,005	$122,010

Total assets:
Marine segment	$725,312	$683,124
Aviation segment	291,534	339,584
Land segment	200,739	150,826
Corporate	352,882	231,092

	$1,570,467	$1,404,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility and the facility to sell certain of our accounts receivables;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws;

•	increased levels of competition;

•	the outcome of litigation;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanctions programs and environmental matters; and

•	other risks, including those described in “Item 1A - Risk Factors” on our 2008 10-K Report and those described from time to time in our filings with the SEC.

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

In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales, and in the case of the aviation segment, a percentage of processed charge card business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

In April 2009, we acquired all of the outstanding stock of each of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a leading independent provider of marine and land based fuels in the United Kingdom. Henty services three ports on the Irish sea and provides fuel and gas oil to a broad range of customers throughout the United Kingdom. Also, in April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators. The financial position and results of operations of Henty and the TGS business have been included in our consolidated financial statements since April 1, 2009.

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

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue increases in recent fiscal years, and the decrease in the first two quarters of 2009 compared to 2008, while our gross profit is not necessarily impacted by changes in world oil prices. However, due to our inventory average costing methodology, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of under Part II of this 10-Q Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three and six months ended June 30, 2009 include the results of operations of Henty and the TGS business from April 1, 2009. The results of operations for the three and six months ended June 30, 2008 include the results of the Texor business since June 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Our revenue for the second quarter of 2009 was $2.5 billion, a decrease of $3.1 billion, or 55.2%, as compared to the second quarter of 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2009	2008	$ Change
Marine segment	$1,381,496	$3,034,017	$(1,652,521)
Aviation segment	832,166	2,251,385	(1,419,219)
Land segment	319,678	365,716	(46,038)

	$2,533,340	$5,651,118	$(3,117,778)

Our marine segment contributed $1.4 billion in revenue for the second quarter of 2009, a decrease of $1.7 billion, or 54.5%, as compared to the second quarter of 2008. Of the total decrease in marine segment revenue, $965.6 million was primarily due to decreased sales volume as a result of world economic conditions adversely impacting the shipping industry and our efforts to reduce low margin and certain high risk business. The remaining decrease of $686.9 million was due to a decrease in the average price per metric ton sold as a result of lower world oil prices in the second quarter of 2009.

Our aviation segment contributed $832.2 million in revenue for the second quarter of 2009, a decrease of $1.4 billion, or 63.0%, as compared to the second quarter of 2008. Of the total decrease in aviation segment revenue, $919.3 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the second quarter of 2009. The remaining decrease of $499.9 million was due to decreased sales volume primarily attributable to world economic conditions adversely impacting the aviation industry and the results of our efforts to reduce low margin and certain high risk business.

Our land segment contributed $319.7 million in revenue for the second quarter of 2009, a decrease of $46.0 million, or 12.6%, as compared to the second quarter of 2008. Of the total decrease in land segment revenue, $112.3 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the second quarter of 2009. Partially offsetting this decrease was $66.3 million due to increased sales volume attributable to incremental sales from the Texor business acquisition in June 2008, and the Henty and TGS business acquisitions in April 2009.

Gross Profit. Our gross profit for the second quarter of 2009 was $91.6 million, a decrease of $2.8 million, or 2.9%, as compared to the second quarter of 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2009	2008	$ Change
Marine segment	$40,347	$44,423	$(4,076)
Aviation segment	39,744	45,232	(5,488)
Land segment	11,477	4,667	6,810

	$91,568	$94,322	$(2,754)

Our marine segment gross profit for the second quarter of 2009 was $40.3 million, a decrease of $4.1 million, or 9.2%, as compared to the second quarter of 2008. Of the decrease in marine segment gross profit, $13.9 million was primarily due to decreased sales volume. Partially offsetting this decrease was $9.8 million in increased gross profit per metric ton sold due to our continued efforts to achieve risk adjusted returns on invested capital.

Our aviation segment gross profit for the second quarter of 2009 was $39.7 million, a decrease of $5.5 million, or 12.1%, as compared to the second quarter of 2008. Of the decrease in aviation segment gross profit, $8.7 million was due to decreased sales volume. Partially offsetting this decrease was $3.2 million in higher gross profit per gallon sold, which reflects the result of our efforts to change the business mix to yield higher margins and our continued efforts to achieve risk adjusted returns on invested capital.

Our land segment gross profit for the second quarter of 2009 was $11.5 million, an increase of $6.8 million as compared to $4.7 million for the second quarter of 2008. The increase in land segment gross profit was primarily due to the inclusion of the results of the acquisition of the Texor business completed in June 2008, and the acquisitions of Henty and the TGS business, which were both completed in April 2009.

Operating Expenses. Total operating expenses for the second quarter of 2009 were $55.4 million, a decrease of $9.1 million, or 14.0%, as compared to the second quarter of 2008. The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	June 30,
	2009	2008	$ Change
Compensation and employee benefits	$35,079	$35,380	$(301)
Provision for bad debt	464	8,147	(7,683)
General and administrative	19,898	20,973	(1,075)

	$55,441	$64,500	$(9,059)

Of the total decrease in operating expenses, approximately $0.3 million was related to compensation and employee benefits, $7.7 million was related to provision for bad debt and $1.1 million was related to general and administrative expenses. The decrease in compensation and employee benefits was primarily due to a reduction in incentive based compensation offset by additional salaries for new hires to support our growing global business and employees added from our acquisitions. The lower provision for bad debt was primarily due to the substantially greater bad debt provision in the second quarter of 2008 due to record fuel prices and corresponding accounts receivable, which required certain significant reserves for specific accounts, significant decline in world fuel prices and corresponding accounts receivable in 2009 compared to 2008 and changes in the customer mix as a result of our efforts to reduce exposure to high risk counterparties. The decrease in general and administrative expenses was due to efforts to contain and reduce costs.

Income from Operations. Our income from operations for the second quarter of 2009 was $36.1 million, an increase of $6.3 million, or 21.1%, as compared to the second quarter of 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2009	2008	$ Change
Marine segment	$22,639	$23,684	$(1,045)
Aviation segment	17,727	17,787	(60)
Land segment	3,882	(628)	4,510

	44,248	40,843	3,405
Corporate overhead - unallocated	(8,121)	(11,021)	2,900

	$36,127	$29,822	$6,305

Our marine segment earned $22.6 million in income from operations for the second quarter of 2009, a decrease of $1.0 million, or 4.4%, as compared to the second quarter of 2008. This decrease resulted from $4.1 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $3.1 million. The decrease in marine segment operating expenses was attributable to decreased compensation and employee benefits, general and administrative expenses and provision for bad debt.

Our aviation segment income from operations was $17.7 million for the second quarter of 2009, a decrease of $0.1 million, or 0.3%, as compared to the second quarter of 2008. This decrease resulted from $5.5 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $5.4 million. The decrease in aviation segment operating expenses was attributable to decreases in provision for bad debt and general and administrative expenses.

Our land segment income from operations was $3.9 million for the second quarter of 2009 as compared to a loss from operations of $0.6 million for the second quarter of 2008. The $4.5 million improvement was due to the incremental income from operations resulting from the acquisitions of the Texor business, Henty and the TGS business, which was partially offset by an increase in land segment operating expenses attributable to increases in compensation and employee benefits.

Corporate overhead costs not charged to the business segments were $8.1 million for the second quarter of 2009, a decrease of $2.9 million, or 26.3%, as compared to the second quarter of 2008. The decrease in corporate overhead costs was attributable to decreases in compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the second quarter of 2009, we had other expense, net of $0.6 million compared to other expense, net of $2.7 million for the second quarter of 2008. This decrease was primarily due to decreased interest expense related to lower outstanding borrowings under our Credit Facility.

Taxes. For the second quarter of 2009, our effective tax rate was 21.4% and our income tax provision was $7.6 million, as compared to an effective tax rate of 24.0% and an income tax provision of $6.5 million for the second quarter of 2008. The lower effective tax rate for the second quarter of 2009 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2008.

Net Income and Diluted Earnings per Share. Our net income for the second quarter of 2009 was $27.7 million, an increase of $7.2 million, or 35.0%, as compared to the second quarter of 2008. Diluted earnings per share for the second quarter of 2009 was $0.93 per share, an increase of $0.22 per share, or 31.0%, as compared to the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Our revenue for the first six months of 2009 was $4.5 billion, a decrease of $5.6 billion, or 55.2%, as compared to the first six months of 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2009	2008	$ Change
Marine segment	$2,484,358	$5,461,190	$(2,976,832)
Aviation segment	1,542,581	4,124,347	(2,581,766)
Land segment	520,344	557,067	(36,723)

	$4,547,283	$10,142,604	$(5,595,321)

Our marine segment contributed $2.5 billion in revenue for the first six months of 2009, a decrease of $3.0 billion, or 54.5%, as compared to the first six months of 2008. Of the total decrease in marine segment revenue, $1.5 billion was due to a decrease in the average price per metric ton sold as a result of lower world oil prices in the first six months of 2009. The remaining decrease of $1.5 billion was due to decreased sales volume as a result of world economic conditions adversely impacting the shipping industry and the results of our efforts to reduce low margin and certain high risk business.

Our aviation segment contributed $1.5 billion in revenue for the first six months of 2009, a decrease of $2.6 billion, or 62.6%, as compared to the first six months of 2008. Of the total decrease in aviation segment revenue, approximately $1.5 billion was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the first six months of 2009. The remaining decrease of $1.1 million was due to decreased sales volume primarily attributable to world economic conditions adversely impacting the aviation industry and the result of our efforts to reduce low margin and certain high risk business.

Our land segment contributed $520.3 million in revenue for the first six months of 2009, a decrease of $36.7 million, or 6.6%, as compared to the first six months of 2008. Of the total decrease in land segment revenue, $189.6 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the first six months of 2009. Partially offsetting this decrease was $152.9 million primarily due to increased sales volume attributable to incremental sales from the Texor business acquisition in June 2008, and the Henty and TGS business acquisitions in April 2009, reduced by decreased sales volume in the existing land business.

Gross Profit. Our gross profit for the first six months of 2009 was $178.9 million, an increase of $10.8 million, or 6.4%, as compared to the first six months of 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2009	2008	$ Change
Marine segment	$87,439	$81,368	$6,071
Aviation segment	71,765	80,311	(8,546)
Land segment	19,699	6,452	13,247

	$178,903	$168,131	$10,772

Our marine segment gross profit for the first six months of 2009 was $87.4 million, an increase of $6.1 million, or 7.5%, as compared to the first six months of 2008. Of the increase in marine segment gross profit $28.0 million was due to in increased gross profit per metric ton sold, due to our continued efforts to achieve risk adjusted returns on invested capital. Partially offsetting this increase was a decline of $21.9 million primarily due to decreased sales volume as a result of world wide economic conditions causing a reduction in shipping industry volume.

Our aviation segment gross profit for the first six months of 2009 was $71.8 million, a decrease of $8.5 million, or 10.6%, as compared to the first six months of 2008. Of the decrease in aviation segment gross profit, $17.1 million was due to decreased sales volume. Partially offsetting this decrease was $8.6 million in higher gross profit per gallon sold, which reflects the result of our efforts to change the business mix to yield higher margins and our continued efforts to achieve risk adjusted returns on invested capital.

Our land segment gross profit for the first six months of 2009 was $19.7 million, an increase of $13.2 million as compared to $6.5 million for the first six months of 2008. The increase in land segment gross profit was primarily due to the inclusion of the results of the acquisition of the Texor business completed in June 2008 and the acquisitions of Henty and the TGS business, which were both completed in April 2009.

Operating Expenses. Total operating expenses for the first six months of 2009 were $109.7 million, a decrease of $6.3 million, or 5.4%, as compared to the first six months of 2008. The following table sets forth our expense categories (in thousands):

	For the Six Months ended
	June 30,
	2009	2008	$ Change
Compensation and employee benefits	$68,872	$64,878	$3,994
Provision for bad debt	922	10,057	(9,135)
General and administrative	39,877	41,053	(1,176)

	$109,671	$115,988	$(6,317)

Of the total decrease in operating expenses, $9.1 million was related to provision for bad debt and $1.2 million was related to general and administrative expenses. Partially offsetting this decrease was a $4.0 million increase related to compensation and employee benefits expenses. The increase in compensation and employee benefits was primarily due to additional salaries for new hires to support our growing global business and employees added from our acquisitions. The lower provision for bad debt was primarily due to the substantially greater bad debt provision in the first six months of 2008 due to record fuel prices and corresponding accounts receivable, which required certain significant reserves for specific accounts, significant decline in world fuel prices and corresponding accounts receivable in 2009 compared to 2008 and changes in the customer mix as a result of our efforts to reduce exposure to high risk counterparties. The decrease in general and administrative expenses was due to efforts to contain and reduce costs.

Income from Operations. Our income from operations for the first six months of 2009 was $69.2 million, an increase of $17.1 million, or 32.8%, as compared to the first six months of 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2009	2008	$ Change
Marine segment	$51,981	$41,340	$10,641
Aviation segment	29,399	30,169	(770)
Land segment	4,971	(1,370)	6,341

	86,351	70,139	16,212
Corporate overhead - unallocated	(17,119)	(17,996)	877

	$69,232	$52,143	$17,089

Our marine segment earned $52.0 million in income from operations for the first six months of 2009, an increase of $10.6 million, or 25.7%, as compared to the first six months of 2008. This increase resulted from $6.1 million in higher gross profit and $4.5 million in decreased operating expenses. The decrease in marine segment operating expenses was attributable to decreases in compensation and employee benefits, general and administrative expenses and provision for bad debt.

Our aviation segment income from operations was $29.4 million for the first six months of 2009, a decrease of $0.8 million, or 2.6%, as compared to the first six months of 2008. This decrease resulted from $8.5 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $7.7 million. The decrease in aviation segment operating expenses was attributable to decreases in provision for bad debt and general and administrative expenses, partially offset by increases in compensation and employee benefits.

Our land segment income from operations was $5.0 million for the first six months of 2009 as compared to a loss from operations of $1.4 million for the first six months of 2008. The $6.3 million improvement resulted from the incremental income from operations as a result of the acquisitions of the Texor business, Henty and the TGS business.

Corporate overhead costs not charged to the business segments were $17.1 million for the first six months of 2009, a decrease of $0.9 million, or 4.9%, as compared to the first six months of 2008. The decrease in corporate overhead costs was attributable to decreases in compensation and employee benefits, partially offset by increased general and administrative expenses.

Other Income and Expense, net. For the first six months of 2009, we had other expense, net of $1.9 million, a decrease of $3.1 million, as compared to the first six months of 2008. This decrease was primarily due to decreased interest expense related to lower outstanding borrowings under our Credit Facility in 2008 and a reduction in the foreign exchange losses incurred.

Taxes. For the first six months of 2009, our effective tax rate was 20.1% and our income tax provision was $13.6 million, as compared to an effective tax rate of 22.7% and an income tax provision of $10.7 million for the first six months of 2008. The lower effective tax rate for the first six months of 2009 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2008.

Net Income and Diluted Earnings per Share. Our net income for the first six months of 2009 was $53.6 million, an increase of $17.3 million, or 47.6%, as compared to the first six months of 2008. Diluted earnings per share for the first six months of 2009 was $1.81 per share, an increase of $0.56 per share, or 44.8%, as compared to the first six months of 2008.

Liquidity and Capital Resources

The global financial markets have experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. The following table reflects the major categories of cash flows for the six months ended June 30, 2009 and 2008. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Six Months ended
	June 30,
	2009	2008
Net cash provided by (used in) operating activities	$120,985	$(89,103)
Net cash used in investing activities	(60,472)	(98,779)
Net cash (used in) provided by financing activities	(22,883)	205,952

Operating activities. For the six months ended June 30, 2009, net cash provided by operating activities totaled $121.0 million as compared to net cash used in operating activities of $89.1 million in 2008. The $210.1 million change in cash flows from operating activities was primarily due to a reduction in operating assets and liabilities resulting from a decline in world oil prices and an improvement in our net trade cycle as compared to 2008.

Investing activities. For the six months ended June 30, 2009, net cash used in investing activities was $60.5 million as compared to $98.8 million in 2008. The $38.3 million change in cash used in investing activities in 2009 was primarily due to a decrease in cash used related to acquisition activities, $52.0 million used in the first six months of 2009 compared to $93.4 million used in the first six months of 2008, and a $2.1 million decrease in capital expenditures. Partially offsetting the decrease was an increase of $5.2 million in cash used to purchase short-term investments.

Financing activities. For the six months ended June 30, 2009, net cash used in financing activities was $22.9 million as compared to net cash provided by financing activities of $206.0 million in 2008. The change of approximately $228.8 million in cash flows from financing activities was primarily due to $192.0 million in borrowings under the Credit Facility in 2008 and no borrowings in 2009.

Other Liquidity Measures

Cash and cash equivalents. As of June 30, 2009, we had $352.8 million of cash and cash equivalents compared to $314.4 million of cash and cash equivalents as of December 31, 2008. Our primary use of cash and cash equivalents is to fund accounts receivable and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short-term investments. As of June 30, 2009 and December 31, 2008, we had $13.6 million and $8.1 million, respectively, of short-term investments. As of June 30, 2009 and December 31, 2008, $8.1 million of the short-term investment balance consisted of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of June 30, 2009 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term. The remaining short-term investment balance as of June 30, 2009 was comprised of one mutual fund, primarily invested in Brazilian government obligations.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at June 30, 2009 and December 31, 2008. Our issued letters of credit under the Credit Facility totaled $42.7 million and $50.2 million at June 30, 2009 and December 31, 2008, respectively. There were no outstanding bankers’ acceptances under our Credit Facility at June 30, 2009 and December 31, 2008. We had $432.3 million of availability under our Credit Facility at June 30, 2009. The Credit Facility expires on December 21, 2012.

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

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2009, we believe we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. We have a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions which establishes a facility (the “Receivable Facility”) for us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. The Receivable Facility may be increased to up to $250.0 million, subject to the satisfaction of certain conditions, and matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. As of June 30, 2009, no accounts receivable had been sold under the Receivable Facility.

Other credit lines. We have unsecured credit lines aggregating $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates payable semiannually and at maturity in arrears. These credit lines are renewable on an annual basis. As of June 30, 2009 and December 31, 2008, our outstanding bank guarantees under these credit lines totaled $25.0 million and $20.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of June 30, 2009, there were no outstanding bankers’ acceptances under the BA Facility. As of December 31, 2008, we had $14.7 million of outstanding bankers’ acceptances, net of unamortized finance charges of $0.1 million, under the BA Facility.

We believe that available funds from existing cash and cash equivalents, our Credit Facility and the Receivable Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Financing may not be available when needed or desired on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“FIN 48 liabilities”), debt and interest obligations, and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2008 to June 30, 2009. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2008 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

FIN 48 Liabilities. As of June 30, 2009, our FIN 48 liabilities were $32.2 million. The timing of any settlement of our FIN 48 liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $22.5 million at June 30, 2009 decreased $12.7 million from December 31, 2008 primarily due to payment of $14.7 million of bankers’ acceptances.

Off-Balance Sheet Arrangements

Letters of Credit. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2009, we had issued letters of credit totaling $42.7 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under FAS No. 133, they are not recorded at fair value, but rather on an accrual basis of accounting, which means the change in fair values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives entered into in order to hedge price risk associated with the change in fair values of some of our inventory and certain firm commitments relating to fixed price purchase and sale contracts. Accordingly, these “hedged items” from the inception of the hedging relationship are marked-to-market through the consolidated statement of income, as are the derivatives that serve as the hedge instruments. As a result, gains and losses attributable to changes in fuel prices are offset based on the effectiveness of the hedge instrument in the period in which the hedge is in effect.

Changes in the fair value of hedged sales commitments and their related hedged instruments are recorded in revenues in our consolidated statement of income, while changes in the fair value of hedged purchase commitments and inventories and their related hedge instruments are recorded in cost of revenue in our consolidated statement of income.

Non-designated Derivatives. Includes derivatives primarily entered into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. The changes in fair value of our non-designated commodity derivatives are recorded as a component of revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. The changes in fair value of our non-designated foreign currency derivatives are recorded as a component of other, net in our consolidated statement of income.

As of June 30, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Cash Flow Hedge	2009	Foreign currency contracts (long)	7,299	GBP	$0.091	$662
	2009	Foreign currency contracts (long)	442,614	MXN	0.000	(17)
	2009	Foreign currency contracts (short)	1,235	EUR	0.012	15

						$660

Fair Value Hedge	2009	Commodity contracts for firm commitment hedging (long)	2,883	GAL	$0.415	$1,195
	2009	Firm sales commitments hedged item	2,631	GAL	0.455	(1,195)
	2009	Commodity contracts for inventory hedging (short)	13,776	GAL	0.035	476
	2009	Inventory hedged item	11,676	GAL	0.021	(247)
	2009	Commodity contracts for firm commitment hedging (long)	45	MT	36.386	1,621
	2009	Firm sale commitments hedged item	45	MT	31.672	(1,411)
	2009	Commodity contracts for firm commitment hedging (short)	43	MT	27.977	(1,203)
	2009	Firm purchase commitments hedged item	43	MT	25.907	1,114
	2009	Commodity contracts for inventory hedging (short)	41	MT	13.707	(562)
	2009	Inventory hedged item	41	MT	48.122	1,973

						$1,761

Non-Designated	2009	Commodity contracts (long)	49,359	GAL	$0.058	$2,853
	2009	Commodity contracts (short)	49,298	GAL	0.046	(2,250)
	2009	Commodity contracts (long)	695	MT	54.222	(37,700)
	2009	Commodity contracts (short)	695	MT	45.533	31,646
	2009	Foreign currency contracts (long)	2,945	BRL	0.003	(9)
	2009	Foreign currency contracts (long)	132,751,335	CLP	0.000	118
	2009	Foreign currency contracts (long)	413	EUR	0.046	19
	2010	Commodity contracts (long)	893	GAL	0.057	51
	2010	Commodity contracts (short)	893	GAL	0.032	(29)
	2010	Commodity contracts (long)	14	MT	64.932	896
	2010	Commodity contracts (short)	25	MT	61.172	(1,517)

						$(5,922)

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of June 30, 2009, we had no outstanding borrowings under our Credit Facility. The $14.0 million subordinated promissory note, of which $9.3 million is outstanding, issued in connection with the acquisition of the Texor business bears interest at an annual rate equal to LIBOR plus 2.0% percent with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. At June 30, 2009, the interest rate on the subordinated promissory note was 4.0%. The $4.2 million promissory note issued in connection with the acquisition of AVCARD bears interest at an annual rate of 5.0%. The $4.3 million subordinated promissory note issued in connection with the acquisition of the TGS business bears interest at an annual rate equal to LIBOR plus 2.0% percent with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. At June 30, 2009, the interest rate on the subordinated promissory note was 4.0%. As of June 30, 2009, we did not have any outstanding interest rate derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2009.

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

As described in “Item 3 – Legal Proceedings” of our 2008 10-K Report, we are involved in certain legal proceedings, some of which may be material. Except as discussed below, there were no material developments during the second quarter of 2009 in the legal proceedings described in our 2008 10-K Report.

TransContinental Litigation

On April 3, 2009, Soneet Kapila (the “Plaintiff”), as Chapter 11 Trustee for Louis Pearlman, TransContinental Airlines, Inc., and Louis J. Pearlman Enterprises, Inc. (collectively, the “Debtors”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $0.5 million in damages, representing payments made by the Debtors for the benefit of Planet Aviation, Inc., a WFSI customer, for which the Debtors claim they received no consideration. On June 12, 2009, the Plaintiff, as Chapter 11 Trustee for TransContinental Aviation, Inc. (“TCA”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $1.3 million in damages, representing payments made by TCA for which TCA claims it did not receive adequate value. We believe the claims asserted are without merit and we intend to vigorously defend these claims.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2008 10-K Report. We have added the following:

Our international operations require us to comply with U.S and international laws and regulations.

Doing business on a worldwide basis requires the Company and its subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our subsidiaries have had limited business dealings in countries subject to comprehensive OFAC-administered sanctions, specifically Cuba, Iran and Sudan. These business dealings, which represent an insignificant amount of our consolidated revenues and income, generally consist of the purchase of overflight permits and the provision of flight support and fuel services pursuant to licenses issued by OFAC or as otherwise permitted by U.S. sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist the Company’s and its personnel’s compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries which could adversely affect the market for our securities.

On April 19, 2009, we received an administrative subpoena from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) requesting information regarding transactions that the Company has conducted involving Cuba since April 1, 2004. Upon receipt of this subpoena, we initiated an internal review to identify transactions involving Cuba, and we voluntarily expanded the scope of this review to include transactions involving Iran and Sudan. On June 22, 2009, we responded to OFAC’s subpoena and reported a limited number of transactions that may have resulted in violations of U.S. sanctions regulations or our OFAC-issued licenses, as well as the failure to make certain periodic reports as required by our OFAC-issued licenses (although these reports were made to OFAC in connection with our June 22, 2009 response). In our response to OFAC, we noted that the limited number of transactions we identified as potential violations resulted in very small amounts of revenue to us, and that we intend to take certain remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against the Company. We cannot predict the ultimate outcome of this subpoena, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Other than as set forth above, there were no materials changes to our risk factors during the second quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2009 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs

4/1/09-4/30/09	16	$32.88	—	$—	$50,000
5/1/09-5/31/09	15	41.49	—	—	50,000
6/1/09-6/30/09	228	45.36	—	—	50,000

Total	259	$44.36	—	$—

The above shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based awards, accordingly, the remaining authorized stock repurchases under publicly announced plans or programs remained at $50.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 29, 2009. At the annual meeting:

1)	the eight nominees named in World Fuel’s 2009 Proxy Statement were elected as directors;

2)	the appointment of PricewaterhouseCoopers LLP as our independent registered certified public accounting firm for the 2009 fiscal year was ratified; and

3)	an amendment to the World Fuel Services Corporation 2006 Omnibus Plan was approved.

The following table sets forth the voting results for each matter:

Election of Directors

Director	Votes For	Votes Withheld
Paul H. Stebbins	26,644,567	694,188
Michael J. Kasbar	26,739,570	599,185
Ken Bakshi	26,968,724	370,031
Joachim Heel	26,958,768	379,987
Richard A. Kassar	23,384,858	3,953,897
Myles Klein	26,841,009	497,746
J. Thomas Presby	26,730,108	608,647
Stephen K. Roddenberry	26,065,704	1,273,051

Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accounting firm for the 2009 fiscal year.

Votes For	Votes Against	Abstentions
27,104,610	217,421	16,724

Approval of an amendment to the World Fuel Services Corporation 2006 Omnibus Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,110,794	11,410,769	23,470	2,793,723

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Operating Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)