Form 10-Q
period 2009-09-30
WORLD FUEL SERVICES CORP
filed 2009-11-03
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The registrant had a total of 29,710,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 29, 2009.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$348,504	$314,352
Short-term investments	8,100	8,100
Accounts receivable, net	864,562	676,100
Inventories	101,462	28,726
Short-term derivative assets, net	19,255	72,260
Prepaid expenses and other current assets	50,778	72,612

Total current assets	1,392,661	1,172,150

Property and equipment, net	39,279	35,328
Goodwill	153,699	122,010
Identifiable intangible assets, net	74,870	59,189
Non-current income tax assets	5,573	11,963
Other assets	4,334	3,986

Total assets	$1,670,416	$1,404,626

Liabilities:
Current liabilities:
Short-term debt	$10,871	$23,840
Accounts payable	770,476	548,876
Short-term derivative liabilities, net	23,367	66,302
Customer deposits	53,235	40,961
Accrued expenses and other current liabilities	57,989	70,808

Total current liabilities	915,938	750,787

Long-term debt	9,796	9,537
Non-current income tax liabilities	35,065	30,546
Deferred compensation and other long-term liabilities	11,347	5,610

Total liabilities	972,146	796,480

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized, 29,710 and 29,295 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	297	293
Capital in excess of par value	211,620	205,042
Retained earnings	482,951	406,953
Accumulated other comprehensive income (loss)	3,379	(4,401)

Total World Fuel shareholders’ equity	698,247	607,887
Noncontrolling interest equity	23	259

Total equity	698,270	608,146

Total liabilities and equity	$1,670,416	$1,404,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008

Revenue	$3,202,653	$5,453,351	$7,749,936	$15,595,955
Cost of revenue	3,107,921	5,329,546	7,476,301	15,304,019

Gross profit	94,732	123,805	273,635	291,936

Operating expenses:
Compensation and employee benefits	32,359	35,503	101,231	100,381
Provision for bad debt	1,774	6,842	2,696	16,899
General and administrative	19,726	21,144	59,603	62,197

	53,859	63,489	163,530	179,477

Income from operations	40,873	60,316	110,105	112,459

Other expense, net:
Interest expense and other financing costs, net	761	3,292	2,699	7,153
Other, net	578	2,056	557	3,163

	1,339	5,348	3,256	10,316

Income before income taxes	39,534	54,968	106,849	102,143
Provision for income taxes	10,437	14,848	23,990	25,552

Net income including noncontrolling interest	29,097	40,120	82,859	76,591
Less: net income attributable to noncontrolling interest	25	35	215	205

Net income attributable to World Fuel	$29,072	$40,085	$82,644	$76,386

Basic earnings per share	$0.98	$1.38	$2.81	$2.65

Basic weighted average common shares	29,578	29,123	29,433	28,778

Diluted earnings per share	$0.97	$1.37	$2.78	$2.63

Diluted weighted average common shares	30,081	29,307	29,766	29,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statement of Shareholders’ Equity

(Unaudited - In thousands)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	World Fuel Shareholders’	Noncontrolling Interest	Total
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity
Balance at December 31, 2008	29,295	$293	$205,042	$406,953	$(4,401)	$607,887	$259	$608,146
Net income	—	—	—	82,644	—	82,644	215	82,859
Cash dividends declared	—	—	—	(6,646)	—	(6,646)	—	(6,646)
Distribution of noncontrolling interest	—	—	—	—	—	—	(451)	(451)
Issuance of shares related to share-based payment awards	564	5	6,853	—	—	6,858	—	6,858
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(137)	(1)	(5,033)	—	—	(5,034)	—	(5,034)
Foreign currency translation adjustment	—	—	—	—	6,805	6,805	—	6,805
Unrealized gains on qualifying cash flow hedges, net of taxes	—	—	—	—	975	975	—	975
Amortization of share-based payment awards	—	—	4,754	—	—	4,754	—	4,754
Other	(13)	—	4	—	—	4	—	4

Balance at September 30, 2009	29,709	297	211,620	482,951	3,379	698,247	23	698,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interest	$82,859	$76,591

Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,127	9,869
Provision for bad debt	2,696	16,899
Deferred income tax provision (benefit)	5,916	(3,852)
Share-based payment award compensation costs	4,471	6,808
Foreign currency transaction (gains) losses, net	(1,671)	1,502
Other	773	307
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(176,589)	71,431
Inventories	(68,261)	26,588
Short-term derivative assets, net	53,013	31,742
Prepaid expenses and other current assets	20,828	(20,704)
Non-current income tax and other assets	(784)	(2,440)
Accounts payable	215,353	(8,594)
Customer deposits	11,860	15,826
Short-term derivative liabilities, net	(41,581)	(37,903)
Accrued expenses and other current liabilities	(7,876)	14,815
Non-current income tax, deferred compensation and other long-term liabilities	3,021	907

Total adjustments	34,296	123,201

Net cash provided by operating activities	117,155	199,792

Cash flows from investing activities:
Capital expenditures	(5,234)	(6,053)
Purchase of short-term investments	(25,185)	—
Proceeds from the sale of short-term investments	25,185	—
Acquisition of businesses, net of cash acquired	(51,982)	(93,366)

Net cash used in investing activities	(57,216)	(99,419)

Cash flows from financing activities:
Dividends paid on common stock	(5,519)	(3,241)
Distribution of noncontrolling interest	(451)	(690)
Borrowings under senior revolving credit facility	—	1,772,000
Repayments under senior revolving credit facility	—	(1,777,000)
Borrowings of debt other than senior revolving credit facility	—	14,507
Repayments of debt other than senior revolving credit facility	(19,980)	—
Borrowings from noncontrolling shareholders of a subsidiary	1,792	—
Proceeds from exercise of stock options	1,013	1,878
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	7,883
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(5,034)	(1,582)
Restricted cash	—	10,000
Other	—	249

Net cash (used in) provided by financing activities	(28,179)	24,004

Effect of exchange rate changes on cash and cash equivalents	2,392	(1,502)

Net increase in cash and cash equivalents	34,152	122,875
Cash and cash equivalents, at beginning of period	314,352	36,151

Cash and cash equivalents, at end of period	$348,504	$159,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.2 million and $1.1 million at September 30, 2009 and 2008, respectively, and were paid in October 2009 and 2008.

In connection with our acquisitions, we issued promissory notes of $4.3 million and $14.0 million in April 2009 and June 2008, respectively, and equity of $9.9 million in June 2008.

During the nine months ended September 30, 2009, we issued approximately $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities and deferred compensation and other liabilities in the amount of $4.5 million and $1.3 million, respectively.

During the nine months ended September 30, 2008, in connection with our March 2006 acquisition, we recorded a payable accrual with a related increase in goodwill of $3.4 million (See Note 1).

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

The acquisition date estimated aggregate purchase price of these two acquisitions was approximately $61.3 million. The aggregate initial consideration is presented in the following table:

Initial cash paid	$50,902
Promissory note issued	4,260
Estimated contingent consideration (Earn-out)	6,177

$61,339

The Henty purchase agreement includes a contingent consideration clause (the “Earn-out”) based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £9.0 million ($14.3 million as of September 30, 2009) if all operating targets are achieved. In accordance with new accounting guidance for business combinations that became effective on January 1, 2009, we estimated the fair value of the Earn-out as of the acquisition date to be approximately £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration as of the date of acquisition. We estimated the acquisition date fair value based on our assessment of the probability of Henty achieving certain operating targets over the three-year period. The accounting guidance for business combinations requires us to estimate the fair value of the Earn-out at each reporting period. Any subsequent changes to the estimated fair value will be recorded through earnings in the period that the estimated fair value changes, which may have a material effect on our consolidated statement of operations in the period the change occurs. The change in the estimated fair value of the Earn-out from the acquisition date to September 30, 2009 was not significant. In addition, the Earn-out is denominated in British pound sterling, and therefore, the Earn-out liability is subject to revaluation each period which could result in the recognition of material foreign currency gains and losses in our consolidated statement of income in the reporting period in which they occur. We have entered into derivative contracts in order to mitigate the impact of the foreign currency revaluation. For the three months ended September 30, 2009 and from the acquisition date to September 30, 2009, the net foreign exchange gain or loss in connection with the Earn-out liability was not significant.

The purchase price for each of the Henty and TGS business acquisitions was allocated to the acquired net assets based on their estimated fair value. As of the acquisition date, we recorded (i) identifiable intangible assets in the aggregate of $22.0 million and (ii) goodwill of approximately $30.0 million, representing the cost in excess of the estimated fair value of the assets acquired and liabilities assumed for these two acquisitions, of which $21.8 million is anticipated to be deductible for tax purposes. The identified intangible assets of Henty and the TGS business and their estimated lives are as follows (in thousands):

		Estimated Lives
Customer relationships	$18,122	14 -19 years
Supplier agreements	2,500	30 years
Trademark/trade name rights	727	Indefinite
Non compete agreements	610	3 - 5 years

	$21,959

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

The following reconciles the estimated aggregate acquisition date fair values of the assets acquired and liabilities assumed with the aggregate purchase price paid in cash for the Henty and the TGS business acquisitions, net of cash acquired (in thousands):

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

At September 30, 2009, we had not yet completed the allocation of the purchase price for the Henty and the TGS business acquisitions. Accordingly, the valuation of the acquired assets, including identifiable intangible assets and goodwill, and assumed liabilities, may be adjusted in future periods.

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

Pro Forma Information

The following presents (i) the unaudited pro forma results for the three months ended September 30, 2008 as if the Henty and TGS business acquisitions had been completed on January 1, 2008, (ii) the unaudited pro forma results for the nine months ended September 30, 2009 as if the acquisitions of Henty and the TGS business had been completed on January 1, 2009 and (iii) the nine months ended September 30, 2008 as if the acquisitions of the Texor business (which was acquired in June 2008), Henty and the TGS business had been completed on January 1, 2008 (in thousands, except per share data):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2008	2009	2008
	(pro forma)	(pro forma)	(pro forma)
Revenue	$5,618,318	$7,815,694	$16,502,895
Net income attributable to World Fuel	$41,396	$83,287	$82,205
Earnings per share:
Basic	$1.42	$2.83	$2.82
Diluted	$1.41	$2.80	$2.79

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

2006 Acquisition

In March 2006, we acquired the remaining 33% of the outstanding equity interest in Tramp Oil (Brasil) Limitada (“Tramp Oil Brazil”) from the minority owners for an aggregate purchase price of approximately $2.7 million (the “Tobras Acquisition”). The purchase price of the Tobras Acquisition was subject to increase by up to $4.5 million if certain operating income targets were achieved by Tramp Oil Brazil over the three-year period ended February 28, 2009. The operating targets were met, and the additional $4.5 million in purchase price was paid in April 2009, which is included in acquisition of businesses, net of cash acquired, in the accompanying consolidated statements of cash flows.

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

We measure our money market funds, short-term investments and derivative contracts at their fair value in accordance with accounting guidance for fair value measurement.

We believe the carrying value of our debt approximates fair value since these obligations bear interest at variable rates or fixed rates which are not significantly different than market rates.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three and nine months ended September 30, 2009, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $2.5 million and $5.7 million, as compared to $1.8 million and $3.9 million during the three months and nine months ended September 30, 2008, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Comprehensive Income

Comprehensive income is calculated by adjusting net income for the unrealized gains or losses on the mark-to-market of derivatives which qualify and are designated as cash flow hedges and foreign currency translation adjustments for our subsidiaries with a functional currency other than the US dollar.

The following reconciles our net income with comprehensive income for the periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Net income including noncontrolling interest	$29,097	$40,120	$82,859	$76,591
Net unrealized (loss) income on qualifying cash flow hedges, net of income tax benefit of $216 and income tax expense of $380 for the three and nine months ended September 30, 2009, respectively, and net of income tax benefit of $22 for the nine months ended September 30, 2008	(563)	—	975	(35)
Foreign currency translation adjustment	2,478	—	6,805	—

Comprehensive income including noncontrolling interest	31,012	40,120	90,639	76,556
Less: comprehensive income attributable to noncontrolling interest	25	35	215	205

Comprehensive income attributable to World Fuel	$30,987	$40,085	$90,424	$76,351

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested restricted stock units (“RSUs”) outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and stock-settled stock appreciation rights (“Option Awards”), restricted stock subject to forfeitable dividends and non-vested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to World Fuel	$29,072	$40,085	$82,644	$76,386

Denominator:
Weighted average common shares for basic earnings per share	29,578	29,123	29,433	28,778
Effect of dilutive securities	503	184	333	305

Weighted average common shares for diluted earnings per share	30,081	29,307	29,766	29,083

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	104	1,471	428	1,503

Basic earnings per share	$0.98	$1.38	$2.81	$2.65

Diluted earnings per share	$0.97	$1.37	$2.78	$2.63

The earnings per share data for the three and nine months ended September 30, 2008 were adjusted in accordance with the adoption of authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. See Recent Accounting Pronouncements discussed below for additional information.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

FASB Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards that establish the FASB Accounting Standards Codification (the “Codification”) as the official single source of authoritative U.S. generally accepted accounting principles and supersedes all previous accounting standards. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue accounting standards updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value. In the third quarter of 2009, we adopted an accounting standard update to fair value measurements and disclosures for measuring liabilities at fair value. This update clarifies the circumstances in which a quoted price in an active market for the identical liability is not available, a

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or (ii) another valuation technique that is consistent with the fair value measurement principles in the Codification such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements and disclosures.

Revenue Recognition: Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued an accounting standard update to revenue recognition relating to multiple-deliverable revenue arrangements. This update modifies the fair value requirements of existing accounting guidance by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently assessing the impact, if any, that the adoption of this update will have on our consolidated financial statements and disclosures.

Variable Interest Entities. In June 2009, the FASB revised the accounting guidance for consolidation of variable interest entities. This guidance includes (i) the elimination of the exemption for qualifying special purpose entities, (ii) a new approach for determining who should consolidate a variable-interest entity, and (iii) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance will be effective for fiscal years ending after November 15, 2009. We are currently assessing the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and disclosures.

Accounting for Transfers of Financial Assets. In June 2009, the FASB revised the accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities. This guidance eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years ending after November 15, 2009. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and disclosures.

Subsequent Events. In the second quarter of 2009, we adopted new accounting guidance for accounting and reporting subsequent events. This guidance establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires that companies disclose the date through which they have evaluated such subsequent events. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide for different treatment of such events or transactions. We have evaluated subsequent events through November 3, 2009, the date of the filing of this 10-Q Report, and there were no material subsequent events to report.

Recognition and Presentation of Other-Than-Temporary Impairments. In the second quarter of 2009, we adopted new accounting guidance for the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In the second quarter of 2009, we adopted new accounting guidance for determining fair values when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

Interim Disclosures about Fair Value of Financial Instruments. In the second quarter of 2009, we adopted new accounting guidance for interim disclosures about fair value of financial instruments. This guidance increases the frequency of the disclosures about fair value with the objective of improving the transparency of financial reporting. See Significant Accounting Policies included herein for appropriate disclosures.

Disclosures about Credit Derivatives and Certain Guarantees. In the first quarter of 2009, we adopted revised accounting guidance for disclosures about credit derivatives and certain guarantees. This guidance requires various disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. Additionally, this guidance amends guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, by requiring an additional disclosure about the current status of the payment/performance risk of a guarantee. Furthermore, this guidance clarifies that the FASB’s intent with respect to disclosures about derivative instruments and hedging activities. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

Disclosures about Derivative Instruments and Hedging Activities. In the first quarter of 2009, we adopted new accounting guidance for disclosures about derivative instruments and hedging activities. This guidance requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under current guidance for derivative activities and hedging instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This guidance also requires disclosures of the fair value of credit-risk-related contingent features in derivative agreements. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 2 herein for appropriate disclosures.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Effective January 1, 2009, we adopted authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. In addition, all prior-period earnings per share data shall be adjusted retrospectively to conform to the provisions of this guidance. The adoption of this guidance resulted in (i) a decrease of $0.01 and no change in basic and diluted earnings per share, respectively, for the three months ended September 30, 2009, (ii) a decrease of $0.01 and no change in basic and diluted earnings per share, respectively, for the nine months ended September 30, 2009, (iii) no change in basic and diluted earnings per share for the three months ended September 30, 2008, and (iv) a decrease of $0.02 and $0.01 in basic and diluted earnings per share, respectively, for the nine months ended September 30, 2008.

Determination of the Useful Life of Intangible Assets. Effective January 1, 2009, we adopted new accounting guidance on determination of the useful life of intangible assets. This guidance amends the factors under previous guidance for goodwill and other intangible assets that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under the previous guidance and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations and other generally accepted accounting principles in the United States. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

Fair Value Measurements for Nonfinancial Assets and Liabilities. Effective January 1, 2009, we adopted new accounting guidance for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the fair value measurements guidance for financial assets and liabilities effective January 1, 2008 and the effective date of the fair value measurements guidance for nonfinancial assets and liabilities was delayed one year by FASB. This guidance defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The adoption of this guidance for such nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements and disclosures.

Business Combinations. Effective January 1, 2009, we adopted new accounting guidance for business combinations which is intended to improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. Under this guidance, an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. In addition, this guidance includes a substantial number of new disclosure requirements. We also adopted accounting guidance for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires that such assets and liabilities be recognized at fair value per accounting guidance on fair value measurements, provided that the acquisitions date fair value can be reasonably determined. If the fair value cannot be reasonably determined, the asset or

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

liability should be recognized in accordance with accounting guidance for contingencies and reasonable estimation of the amount of a loss. This guidance did not have an immediate impact on our consolidated financial statements upon adoption and has been applied to the business combinations disclosed in Acquisitions included herein.

Noncontrolling Interests in Consolidated Financial Statements. Effective January 1, 2009, we adopted new accounting guidance for noncontrolling interests in consolidated financial statements. This guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The intent of this guidance is to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling interests in subsidiaries in the same way as equity is reported in the consolidated financial statements. This guidance includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. As a result, upon adoption, we retroactively reclassified the minority interest in consolidated subsidiaries balance, which was previously included in accrued expenses and other current liabilities, to a new component of equity, which is reflected in the accompanying consolidated statement of shareholders’ equity. During the third quarter of 2009, we identified approximately $0.2 million of minority interest that had not been previously reclassified to equity in the presentation for the Quarterly Report on Form 10-Q for the first and second quarters of 2009. The amount, which was not considered significant, was reclassified and is properly presented in the accompanying consolidated balance sheets included herein. The adoption of this guidance also impacted certain captions previously used in the consolidated statement of income, namely identifying net income including noncontrolling interest and net income attributable to World Fuel. Additional disclosures required by this standard are included in the comprehensive income disclosure within Significant Accounting Policies included herein.

2. Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuations in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather on an accrual basis of accounting, which means the fair values related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to-Market Prices	Mark-to-Market
Cash flow hedge	2009	Foreign currency contracts (long)	3,412	GBP	0.045	$153
	2009	Foreign currency contracts (long)	27,612	MXN	0.001	(29)
	2009	Foreign currency contracts (short)	410	EUR	0.046	(19)
	2009	Foreign currency contracts (short)	183,079	MXN	0.001	(224)

						$(119)

Fair value hedge	2009	Commodity contracts for firm commitment hedging (long)	779	GAL	0.245	$191
	2009	Firm sales commitments hedged item	801	GAL	0.456	(365)
	2009	Commodity contracts for inventory hedging (short)	24,400	GAL	0.038	(939)
	2009	Inventory hedged item	24,533	GAL	0.059	1,443
	2009	Commodity contracts for firm commitment hedging (long)	42	MT	29.952	1,258
	2009	Firm sale commitments hedged item	42	MT	26.643	(1,120)
	2009	Commodity contracts for firm commitment hedging (short)	29	MT	20.241	(587)
	2009	Firm purchase commitments hedged item	29	MT	20.241	587
	2009	Commodity contracts for inventory hedging (short)	31	MT	4.161	129
	2009	Inventory hedged item	43	MT	25.860	1,112
	2010	Commodity contracts for firm commitment hedging (long)	3,481	GAL	0.123	(428)
	2010	Firm sales commitments hedged item	3,698	GAL	0.132	488
	2010	Commodity contracts for inventory hedging (short)	133	GAL	0.023	3
	2010	Commodity contracts for firm commitment hedging (long)	17	MT	3.588	61
	2010	Firm sales commitments hedged item	17	MT	2.941	(50)
	2010	Commodity contracts for inventory hedging (short)	12	MT	18.083	(217)

						$1,566

Non-designated	2009	Commodity contracts (long)	47,878	GAL	0.017	$818
	2009	Commodity contracts (short)	45,686	GAL	0.008	(348)
	2009	Commodity contracts (long)	387	MT	42.078	(16,284)
	2009	Commodity contracts (short)	389	MT	31.442	12,231
	2009	Foreign currency contracts (long)	3,288	BRL	0.016	54
	2009	Foreign currency contracts (long)	1,799,634	CLP	0.000	(9)
	2009	Foreign currency contracts (long)	232	EUR	0.073	17
	2009	Foreign currency contracts (long)	4,078	GBP	0.049	(198)
	2009	Foreign currency contracts (short)	271,133	CLP	0.000	—
	2009	Foreign currency contracts (short)	815	GBP	0.006	(5)
	2010	Commodity contracts (long)	8,725	GAL	0.222	1,936
	2010	Commodity contracts (short)	8,327	GAL	0.227	(1,890)
	2010	Commodity contracts (long)	109	MT	13.550	1,477
	2010	Commodity contracts (short)	109	MT	7.174	(782)
	2011	Commodity contracts (long)	2	MT	3.000	6
	2011	Commodity contracts (short)	2	MT	8.000	16

						$(2,961)

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet as of September 30, 2009 (in thousands):

	Balance Sheet Location
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1,704
Commodity contracts	Short-term derivative liabilities, net	492
Foreign exchange contracts	Short-term derivative liabilities, net	153

Total hedging instrument derivatives		2,349

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	34,474
Commodity contracts	Short-term derivative liabilities, net	6,723
Commodity contracts	Other assets	251
Foreign exchange contracts	Short-term derivative assets, net	15
Foreign exchange contracts	Short-term derivative liabilities, net	18

Total non-designated derivatives		41,481

Total derivative assets		$43,830

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$17
Commodity contracts	Short-term derivative liabilities, net	2,698
Commodity contracts	Deferred compensation and other long-term liabilities	19
Foreign exchange contracts	Short-term derivative liabilities, net	272

Total hedging instrument derivatives		3,006

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	11,544
Commodity contracts	Short-term derivative liabilities, net	32,588
Commodity contracts	Deferred compensation and other long-term liabilities	69
Commodity contracts	Other assets	58
Foreign exchange contracts	Short-term derivative liabilities, net	174

Total non-designated derivatives		44,433

Total derivative liabilities		$47,439

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income for the three and nine months ended September 30, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)	Hedged Items	Location	Realized and Unrealized Gain (Loss)

Three months ended September 30, 2009

Commodity contracts	Revenue	$1,981	Firm commitments	Revenue	$(2,107)
Commodity contracts	Cost of revenue	(364)	Firm commitments	Cost of revenue	650
Commodity contracts	Cost of revenue	(835)	Inventory	Cost of revenue	676

Total		$782			$(781)

Nine months ended September 30, 2009

Commodity contracts	Revenue	$10,563	Firm commitments	Revenue	$(11,210)
Commodity contracts	Cost of revenue	(11,896)	Firm commitments	Cost of revenue	11,099
Commodity contracts	Cost of revenue	(12,121)	Inventory	Cost of revenue	14,871

Total		$(13,454)			$14,760

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

There were no gains or losses for the three and nine months ended September 30, 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income (loss) and consolidated statements of income for the three and nine months ended September 30, 2009 (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three months ended September 30, 2009
Foreign exchange contracts	$(11)	Revenue	$(17)	Revenue	$—
Foreign exchange contracts	(158)	Cost of revenue	105	Cost of revenue	—
Foreign exchange contracts	(290)	Operating expenses	232	Operating expenses	—

Total	$(459)		$320		$—

Nine months ended September 30, 2009
Foreign exchange contracts	$(11)	Revenue	$(17)	Revenue	$—
Foreign exchange contracts	397	Cost of revenue	(64)	Cost of revenue	—
Foreign exchange contracts	802	Operating expenses	(86)	Operating expenses	—

Total	$1,188		$(167)		$—

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income (loss) would be reclassified to the consolidated statement of income. As of September 30, 2009, the maximum amount that could be reclassified to the consolidated statement of income for the next twelve months is not significant. As of September 30, 2009, the maximum length of time we are hedging future cash flows for forecasted transactions is for three months. During the three and nine months ended September 30, 2009, there were no amounts reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and nine months ended September 30, 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)

Three months ended September 30, 2009
Commodity contracts	Revenue	$3,673
Commodity contracts	Cost of revenue	(2,284)
Foreign exchange contracts	Other, net	102

Total		$1,491

Nine months ended September 30, 2009
Commodity contracts	Revenue	$3,266
Commodity contracts	Cost of revenue	1,607
Foreign exchange contracts	Other, net	1,565

Total		$6,438

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered are as follows:

As of September 30, 2009
Aggregate fair value amounts of derivative instruments that are in a net liability position	$7,325
Less: aggregate fair value of assets posted as collateral	5,500

Aggregate fair value of additional assets that would be required to be posted as collateral and/or needed to settle the instruments immediately, if the contingent features were triggered	$1,825

3. Debt

Our debt consisted of the following (in thousands):

	As of
	September 30, 2009	December 31, 2008
Banker’s acceptances (principal and interest)	$—	$14,670
Acquisition promissory notes, payable in varying amounts from December 2009 to April 2014, bear interest at annual rates ranging from 4.0% to 5.0% as of September 30, 2009	17,977	18,295
Loan payable to noncontrolling shareholders of a subsidiary, payable in varying amounts from April 2011 to December 2011, bear interest at annual rates ranging from 4.4% to 7.4% as of September 30, 2009	2,679	351
Other	11	61

Total debt	20,667	33,377
Short-term debt	10,871	23,840

Long-term debt	$9,796	$9,537

Under the terms of the purchase agreement related to a 2007 acquisition, the sellers agreed to indemnify us (by cash payment or offsetting against the acquisition promissory note) for accounts receivable that existed as of the date of acquisition that were not collected within 120 days after the acquisition. As of September 30, 2009 and December 31, 2008, approximately $0.8 million and $0.9 million, respectively, of the accounts and other receivables acquired at the acquisition date had not been collected. The purchase agreement provides that we cannot recover the first $0.2 million in aggregate of indemnification claims. Accordingly, the amount of the indemnification as of September 30, 2009 and December 31, 2008 was $0.6 million and $0.7 million, respectively, which was recorded as a reduction of the promissory note by such amounts as of the respective dates.

The following table provides additional information about our interest income, expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Interest income	$319	$452	$928	$1,583
Interest expense and other financing costs, net	(1,080)	(3,744)	(3,627)	(8,736)

	$(761)	$(3,292)	$(2,699)	$(7,153)

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

4. Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Income tax provision	$10,437	$14,848	$23,990	$25,552

Effective income tax rate	26.4%	27.0%	22.5%	25.0%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2009 and 2008 was calculated based on the estimated effective tax rate for the full 2009 and 2008 fiscal years. However, the actual effective tax rate for the full 2009 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

During the three months and nine months ended September 30, 2009, we recorded a decrease of $0.1 million and an increase $0.4 million, respectively, of assets related to unrecognized tax benefits (“Unrecognized Tax Assets”) and an increase of $1.0 million and $2.4 million, respectively, of additional liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”). In addition, during the three and nine months ended September 30, 2009, we recorded an increase of $0.2 million and $0.5 million, respectively, to our Unrecognized Tax Liabilities related to foreign currency expense, which is included in other expense, net, in the accompanying consolidated statements of income. As of September 30, 2009, our Unrecognized Tax Liabilities were $33.4 million and our Unrecognized Tax Assets were $5.6 million. As of September 30, 2009, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

5. Commitments and Contingencies

Vendor and Customer Rebates and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under similar terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we or our customers (typically branded dealers in our land segment) discontinue selling the specified brand of fuel at certain locations. As of September 30, 2009, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $20.5 million. Of this amount, approximately $18.6 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability or asset is recorded for the amount of obligations which would become payable or receivable upon de-branding.

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (the “County”) filed suit (the “County Suit”) in the state circuit court in and for Miami-Dade County against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”).

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRP’s”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRP’s as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (i) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport, and (ii) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

If we are added as a defendant in the County Suit, we would vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

Panama Litigation

In July 2005, Atlantic Service Supply, S.A. (“Atlantic”), a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited (“TOM”), one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of approximately $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A. (“Isthmian”). In July 2007, the court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel-related services to TOM in Panama. In its suit, Atlantic alleges (i) Isthmian breached a barge charter agreement entered into between the two parties, (ii) Isthmian entered into the agreement as an agent on behalf of TOM, and (iii) TOM is liable, as a principal, for Isthmian’s breach of the agreement. We believe this suit is without merit and we intend to vigorously defend the action.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking approximately $3.5 million in damages in its pending action. In October 2009, Brendan filed a motion with the court seeking, among other things, leave to file a third amended complaint to add various additional claims including, a claim under the Florida Racketeer Influenced and Corrupt Organizations Act, civil conspiracy, and other claims. We believe the claims are without merit and intend to vigorously defend all of Brendan’s claims, including its motion for leave to file a third amended complaint.

TransContinental Litigation

In April 2009, Soneet Kapila (the “Plaintiff”), as Chapter 11 Trustee for Louis Pearlman, TransContinental Airlines, Inc., and Louis J. Pearlman Enterprises, Inc. (collectively, the “Debtors”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $0.5 million in damages, representing payments made by the Debtors for the benefit of Planet Aviation, Inc., a WFSI customer, for which the Debtors claim they received no consideration. In June 2009, the Plaintiff, as Chapter 11 Trustee for TransContinental Aviation, Inc. (“TCA”), filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking approximately $1.3 million in damages, representing payments made by TCA for which TCA claims it did not receive adequate value. We believe the claims asserted are without merit and we intend to vigorously defend these claims.

Other Matters

As of September 30, 2009, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

6. Shareholders’ Equity

We declared cash dividends of $0.075 and $0.0375 per share for the three months ended September 30, 2009 and 2008, respectively, and $0.225 and $0.1125 per share for the nine months ended September 30, 2009 and 2008, respectively. Our unsecured senior revolving credit facility (the “Credit Facility”) restricts the payment of cash dividends to a maximum of 50% of net income for the four quarters preceding the date of the dividend. The payments of the above dividends were in compliance with the Credit Facility.

7. Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

As of September 30, 2009	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$40,099	$—	$—	$40,099	$—	$40,099
Short-term investments	—	—	8,100	8,100	—	8,100
Derivatives	224	43,421	185	43,830	(25,403)	18,427
Hedged item inventories	—	2,648	—	2,648	(93)	2,555
Hedged item commitments	—	1,455	—	1,455	(404)	1,051

Total	$40,323	$47,524	$8,285	$96,132	$(25,900)	$70,232

Liabilities:
Derivatives	$1,205	$45,761	$473	$47,439	$(25,495)	$21,944
Hedged item inventories	—	93	—	93	(93)	—
Hedged item commitments	—	1,915	—	1,915	(404)	1,511
Earn-out	—	—	6,666	6,666	—	6,666

Total	$1,205	$47,769	$7,139	$56,113	$(25,992)	$30,121

As of December 31, 2008
Assets:
Short-term investments	$—	$—	$8,100	$8,100	$—	$8,100
Derivatives	6	292,138	40	292,184	(222,100)	70,084
Hedged item inventories	—	781	—	781	—	781
Hedged item commitments	—	2,233	—	2,233	(57)	2,176

Total	$6	$295,152	$8,140	$303,298	$(222,157)	$81,141

Liabilities:
Derivatives	$357	$277,259	$6,478	$284,094	$(228,761)	$55,333
Hedged item inventories	—	1,637	—	1,637	—	1,637
Hedged item commitments	—	10,728	298	11,026	(57)	10,969

Total	$357	$289,624	$6,776	$296,757	$(228,818)	$67,939

The amounts for each of the fair value levels as of December 31, 2008 shown above have been presented on a gross basis, and all netting of such amounts are included in the netting and collateral column. The data as previously presented in our 2008 10-K Report included some netting within the level information. The information has been amended herein to be consistent with the 2009 presentation in order to improve comparability to the newly required information in accordance with the first quarter adoption of accounting guidance designed to enhance disclosures for derivative instruments and hedging activities (See Note 2).

The amount recognized for the obligation to return cash collateral that has been offset against fair value assets included within netting and collateral in the above table was $6.4 million as of September 30, 2009 and $50.0 million as of December 31, 2008. The amount recognized for the right to reclaim cash collateral that has been offset against fair value liabilities included within netting and collateral in the table above was $6.5 million as of September 30, 2009 and $56.0 million as of December 31, 2008.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the three and nine months ended September 30, 2009 (in thousands):

	Realized and Unrealized Gains (Losses)	Purchases, Sales, Contingent Consideration, Other Settlements and Issuances, net	Transfers in and/or out of Level 3	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended September 30, 2009
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	(123)	(524)	—	(155)

Total	$(123)	$(524)	$—	$(155)

Liabilities:
Derivatives	$(429)	$2	$—	$(229)
Earn-out	191	—	—	191

Total	$(238)	$2	$—	$(38)

Nine months ended September 30, 2009
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	2,383	(2,238)	—	185

Total	$2,383	$(2,238)	$—	$185

Liabilities:
Derivatives	$(2,721)	$(8,726)	$—	$(473)
Hedged item commitments	—	(298)	—	—
Earn-out	(489)	6,177	—	(489)

Total	$(3,210)	$(2,847)	$—	$(962)

The unrealized loss on the Earn-out shown in the above table represents foreign currency losses recorded during the three and nine months ended September 30, 2009 for changes between the acquisition date exchange rate and the month-end exchange rate at September 30, 2009.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents information about our financial instruments measured at fair value on a recurring basis that utilized Level 3 inputs for the three and nine months ended September 30, 2008 (in thousands):

	Realized and Unrealized Gains (Losses)	Purchases, Sales, Contingent Consideration, Other Settlements and Issuances, net	Transfers in and/or out of Level 3	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended September 30, 2008
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	100	(292)	—	—
Hedged item commitments	(7,960)	—	17,103	—

Total	$(7,860)	$(292)	$17,103	$—

Liabilities:
Derivatives	$(625)	$(1,124)	$—	$—
Hedged item commitments	(669)	—	—	—

Total	$(1,294)	$(1,124)	$—	$—

Nine months ended September 30, 2008
Assets:
Short-term investments	$—	$—	$—	$—
Derivatives	1,863	(1,763)	—	—
Hedged item commitments	(7,960)	—	17,103	—

Total	$(6,097)	$(1,763)	$17,103	$—

Liabilities:
Derivatives	$(2,306)	$(1,681)	$—	$—
Hedged item commitments	(696)	(27)	—	—

Total	$(3,002)	$(1,708)	$—	$—

8. Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisitions of the Texor and the TGS businesses have been included in our land segment since June 1, 2008 and April 1, 2009, respectively. The results of operations of our acquisition of Henty have been included in our land and marine segments since April 1, 2009. The accounting policies of the reportable operating segments are the same as those described in Note 1.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(Unaudited)

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2009	2008	2009	2008
Revenue:
Marine segment	$1,706,151	$2,925,300	$4,190,510	$8,386,490
Aviation segment	1,154,206	2,045,278	2,696,786	6,169,625
Land segment	342,296	482,773	862,640	1,039,840

	$3,202,653	$5,453,351	$7,749,936	$15,595,955

Gross profit:
Marine segment	$40,190	$63,247	$127,629	$144,615
Aviation segment	42,892	50,451	114,657	130,762
Land segment	11,650	10,107	31,349	16,559

	$94,732	$123,805	$273,635	$291,936

Income from operations:
Marine segment	$22,058	$42,355	$74,039	$83,695
Aviation segment	21,204	23,906	50,603	54,075
Land segment	2,743	2,422	7,715	1,052

	46,005	68,683	132,357	138,822
Corporate overhead	(5,132)	(8,367)	(22,252)	(26,363)

	$40,873	$60,316	$110,105	$112,459

Information concerning our accounts receivable, goodwill and total assets by segment is as follows (in thousands):

	As of
	September 30, 2009	December 31, 2008
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,679 and $8,637 at September 30, 2009 and December 31, 2008, respectively	$611,353	$444,735
Aviation segment, net of allowance for bad debt of $6,814 and $12,020 at September 30, 2009 and December 31, 2008, respectively	194,393	196,944
Land segment, net of allowance for bad debt of $3,124 and $2,614 at September 30, 2009 and December 31, 2008, respectively	58,816	34,421

	$864,562	$676,100

Goodwill:
Marine segment	$55,573	$39,686
Aviation segment	16,137	16,137
Land segment	81,989	66,187

	$153,699	$122,010

Total assets:
Marine segment	$855,090	$683,124
Aviation segment	356,797	339,584
Land segment	200,725	150,826
Corporate	257,804	231,092

	$1,670,416	$1,404,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2008 10-K Report and the consolidated financial statements and related notes in “Item 1 – Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Part II of this 10-Q Report under “Item 1A – Risk Factors.”

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks associated with the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility and the facility to sell certain of our accounts receivables;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	increased levels of competition;

•	the outcome of litigation;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanctions programs and environmental matters; and

•	other risks, including those described in “Item 1A – Risk Factors” in our 2008 10-K Report and those described from time to time in our other filings with the SEC.

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

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue increases in recent fiscal years and the decrease in the first three quarters of 2009 compared to 2008, while our gross profit is not necessarily impacted by changes in world oil prices. However, due to our inventory average costing methodology, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” under Part II of this 10-Q Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three and nine months ended September 30, 2008 do not include the results of operations of Henty or the TGS business since these acquisitions were not completed until April 2009. The results of operations for the nine months ended September 30, 2008 do not include the results of the Texor business prior to June 1, 2008. The results of operations for the nine months ended September 30, 2009 do not include the results of Henty or the TGS business prior to April 1, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Our revenue for the third quarter of 2009 was $3.2 billion, a decrease of $2.3 billion, or 41.3%, as compared to the third quarter of 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2009	2008	$ Change
Marine segment	$1,706,151	$2,925,300	$(1,219,149)
Aviation segment	1,154,206	2,045,278	(891,072)
Land segment	342,296	482,773	(140,477)

	$3,202,653	$5,453,351	$(2,250,698)

Our marine segment contributed $1.7 billion in revenue for the third quarter of 2009, a decrease of $1.2 billion, or 41.7%, as compared to the third quarter of 2008. Of the total decrease in marine segment revenue, $0.6 billion was due to decreased sales volume primarily attributable to deterioration in the overall volumes in the shipping industry compared to last year. The remaining decrease of $0.6 billion was due to a decrease in the average price per metric ton sold as a result of lower world oil prices in the third quarter of 2009.

Our aviation segment contributed $1.2 billion in revenue for the third quarter of 2009, a decrease of $0.9 billion, or 43.6%, as compared to the third quarter of 2008. Of the total decrease in aviation segment revenue, $1.0 billion was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the third quarter of 2009 compared to record prices in 2008. Partially offsetting this decrease was $147.1 million in increased sales volume primarily due to additional sales to both new and existing customers.

Our land segment contributed $342.3 million in revenue for the third quarter of 2009, a decrease of $140.5 million, or 29.1%, as compared to the third quarter of 2008. Of the total decrease in land segment revenue, $181.4 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the third quarter of 2009. Partially offsetting this decrease was $40.9 million due to increased sales volume attributable to incremental sales from the Henty and TGS business acquisitions in April 2009.

Gross Profit. Our gross profit for the third quarter of 2009 was $94.7 million, a decrease of $29.1 million, or 23.5%, as compared to the third quarter of 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2009	2008	$ Change
Marine segment	$40,190	$63,247	$(23,057)
Aviation segment	42,892	50,451	(7,559)
Land segment	11,650	10,107	1,543

	$94,732	$123,805	$(29,073)

Our marine segment gross profit for the third quarter of 2009 was $40.2 million, a decrease of $23.1 million, or 36.5%, as compared to the third quarter of 2008. In 2008, we were presented with extraordinary market opportunities due to near record fuel prices, volatility and financing constraints in the global credit markets which resulted in record gross profit. As a result of the worsened global economic conditions adversely impacting the shipping industry as compared to 2008, our marine segment gross profit decreased by $13.8 million due to decreased sales volume and approximately $9.3 million was due to decreased gross profit per metric ton sold.

Our aviation segment gross profit for the third quarter of 2009 was $42.9 million, a decrease of $7.6 million, or 15.0%, as compared to the third quarter of 2008. The decrease in aviation segment gross profit was due to $10.7 million in lower gross profit per gallon sold, primarily related to favorable timing of price movements relative to our inventory positions in 2008 and profits from price risk management programs for our customers that were not realized in 2009. Partially offsetting this decrease was $3.1 million in increased sales volume from new and existing customers.

Our land segment gross profit for the third quarter of 2009 was $11.7 million, an increase of $1.5 million, or 15.3%, as compared to the third quarter of 2008. The increase in land segment gross profit was primarily due to the inclusion of the results of the acquisitions of Henty and the TGS business, which were both completed in April 2009.

Operating Expenses. Total operating expenses for the third quarter of 2009 were $53.9 million, a decrease of $9.6 million, or 15.2%, as compared to the third quarter of 2008. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,
	2009	2008	$ Change
Compensation and employee benefits	$32,359	$35,503	$(3,144)
Provision for bad debt	1,774	6,842	(5,068)
General and administrative	19,726	21,144	(1,418)

	$53,859	$63,489	$(9,630)

Of the total decrease in operating expenses, approximately $3.1 million was related to compensation and employee benefits, $5.1 million was related to provision for bad debt and $1.4 million was related to general and administrative expenses. The decrease in compensation and employee benefits was primarily due to a reduction in incentive based compensation offset by additional salaries for new hires to support our growing global business and salaries related to employees of acquired businesses. The lower provision for bad debt was primarily attributable to the substantially greater bad debt provision in the third quarter of 2008 resulting from near record fuel prices and corresponding accounts receivable, which required certain reserves for specific accounts, and favorable changes in the customer mix in 2009 as a result of our efforts to reduce exposure to high risk counterparties. The decrease in general and administrative expenses was due to efforts to contain and reduce costs.

Income from Operations. Our income from operations for the third quarter of 2009 was $40.9 million, a decrease of $19.4 million, or 32.2%, as compared to the third quarter of 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,
	2009	2008	$ Change
Marine segment	$22,058	$42,355	$(20,297)
Aviation segment	21,204	23,906	(2,702)
Land segment	2,743	2,422	321

	46,005	68,683	(22,678)
Corporate overhead - unallocated	(5,132)	(8,367)	3,235

	$40,873	$60,316	$(19,443)

Our marine segment earned $22.1 million in income from operations for the third quarter of 2009, a decrease of $20.3 million, or 47.9%, as compared to the third quarter of 2008. This decrease resulted from $23.1 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $2.8 million. The decrease in marine segment operating expenses was attributable to decreased compensation and employee benefits, general and administrative expenses and provision for bad debt.

Our aviation segment income from operations was $21.2 million for the third quarter of 2009, a decrease of $2.7 million, or 11.3%, as compared to the third quarter of 2008. This decrease resulted from $7.6 million in lower gross profit, which was partially offset by decreased operating expenses of $4.9 million. The decrease in aviation segment operating expenses was attributable to decreases in our provision for bad debt and general and administrative expenses.

Our land segment income from operations was $2.7 million for the third quarter of 2009, an increase of $0.3 million, or 13.3% as compared to the third quarter of 2008. The increase was due to the incremental income from operations resulting from the acquisitions of Henty and the TGS business, which was partially offset by a decrease in organic business and an increase in land segment operating expenses attributable to increases in compensation and employee benefits, general and administrative expenses and our provision for bad debt.

Corporate overhead costs not charged to the business segments were $5.1 million for the third quarter of 2009, a decrease of $3.2 million, or 38.7%, as compared to the third quarter of 2008. The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the third quarter of 2009, we had other expense, net of $1.3 million a decrease of $4.0 million, or 75.0% , as compared to other expense, net of $5.3 million for the third quarter of 2008. This decrease was primarily due to decreased interest expense related to lower outstanding borrowings under our Credit Facility in 2009 and a reduction in the foreign exchange losses incurred due in part to more effective hedging programs in 2009 compared to 2008.

Taxes. For the third quarter of 2009, our effective tax rate was 26.4% and our income tax provision was $10.4 million, as compared to an effective tax rate of 27.0% and an income tax provision of $14.8 million for the third quarter of 2008. The lower effective tax rate for the third quarter of 2009 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2008.

Net Income and Diluted Earnings per Share. Our net income for the third quarter of 2009 was $29.1 million, a decrease of $11.0 million, or 27.5%, as compared to the third quarter of 2008. Diluted earnings per share for the third quarter of 2009 was $0.97 per share, a decrease of $0.40 per share, or 29.2%, as compared to the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Our revenue for the first nine months of 2009 was $7.7 billion, a decrease of $7.8 billion, or 50.3%, as compared to the first nine months of 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2009	2008	$ Change
Marine segment	$4,190,510	$8,386,490	$(4,195,980)
Aviation segment	2,696,786	6,169,625	(3,472,839)
Land segment	862,640	1,039,840	(177,200)

	$7,749,936	$15,595,955	$(7,846,019)

Our marine segment contributed $4.2 billion in revenue for the first nine months of 2009, a decrease of $4.2 billion, or 50.0%, as compared to the first nine months of 2008. Of the total decrease in marine segment revenue, $2.1 billion was due to decreased sales volume primarily attributable to deterioration in the overall volumes in the shipping industry compared to last year. The remaining decrease of $2.1 billion was due to a decrease in the average price per metric ton sold as a result of lower world oil prices in the first nine months of 2009.

Our aviation segment contributed $2.7 billion in revenue for the first nine months of 2009, a decrease of $3.5 billion, or 56.3%, as compared to the first nine months of 2008. Of the total decrease in aviation segment revenue, $2.4 billion was due to a decrease in the average price per gallon sold primarily as a result of lower world oil prices in the first nine months of 2009 compared to record fuel prices in 2008. The remaining decrease of approximately $1.1 billion was due to decreased sales volume, reflecting the result of our efforts to change the business mix to yield higher margins and our continued efforts to achieve risk adjusted returns on invested capital.

Our land segment contributed $862.6 million in revenue for the first nine months of 2009, a decrease of $177.2 million, or 17.0%, as compared to the first nine months of 2008. Of the total decrease in land segment revenue, $417.7 million was due to a decrease in the average price per gallon sold as a result of lower world oil prices in the first nine months of 2009. Partially offsetting this decrease was $240.5 million primarily due to increased sales volume attributable to incremental sales from the Texor business acquisition in June 2008 and the Henty and TGS business acquisitions in April 2009.

Gross Profit. Our gross profit for the first nine months of 2009 was $273.6 million, a decrease of $18.3 million, or 6.3%, as compared to the first nine months of 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2009	2008	$ Change
Marine segment	$127,629	$144,615	$(16,986)
Aviation segment	114,657	130,762	(16,105)
Land segment	31,349	16,559	14,790

	$273,635	$291,936	$(18,301)

Our marine segment gross profit for the first nine months of 2009 was $127.6 million, a decrease of $17.0 million, or 11.7%, as compared to the first nine months of 2008. In 2008, we were presented with extraordinary market opportunities, primarily in the second and third quarters, due to near record fuel prices, volatility and financing constraints in the global credit markets. Of the total decrease in marine segment gross profit, $36.8 million was primarily due to decreased sales volume attributable to the deterioration in the overall volumes in the shipping industry compared to last year, which was partially offset by $19.8 million in increased gross profit per metric ton sold due to our continued efforts to achieve risk adjusted returns on invested capital.

Our aviation segment gross profit for the first nine months of 2009 was $114.7 million, a decrease of $16.1 million, or 12.3%, as compared to the first nine months of 2008. Of the decrease in aviation segment gross profit, $17.9 million was due to decreased sales volume which was partially offset by $1.8 million in higher gross profit per gallon sold, reflecting the result of our efforts to change the business mix to yield higher margins and our continued efforts to achieve risk adjusted returns on invested capital.

Our land segment gross profit for the first nine months of 2009 was $31.3 million, an increase of $14.8 million as compared to $16.6 million for the first nine months of 2008. The increase in land segment gross profit was primarily due to the inclusion of the results of the acquisition of the Texor business completed in June 2008 and the acquisitions of Henty and the TGS business, which were both completed in April 2009.

Operating Expenses. Total operating expenses for the first nine months of 2009 were $163.5 million, a decrease of $15.9 million, or 8.9%, as compared to the first nine months of 2008. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,
	2009	2008	$ Change
Compensation and employee benefits	$101,231	$100,381	$850
Provision for bad debt	2,696	16,899	(14,203)
General and administrative	59,603	62,197	(2,594)

	$163,530	$179,477	$(15,947)

Of the total decrease in operating expenses, $14.2 million was related to our provision for bad debt and $2.6 million was related to general and administrative expenses. Partially offsetting this decrease was a $0.9 million increase related to compensation and employee benefits expenses. The increase in compensation and employee benefits was related to incremental costs due to salaries related to employees of acquired businesses offset by a decrease in compensation costs relating to existing employees. The lower provision for bad debt was primarily attributable to the substantially greater bad debt provision in the first nine months of 2008 which resulted from near record fuel prices and corresponding accounts receivable, which required certain reserves for specific accounts and favorable changes in the customer mix as a result of our efforts to reduce exposure to high risk counterparties in the 2009 receivable portfolio compared to 2008. The decrease in general and administrative expenses was due to efforts to contain and reduce costs.

Income from Operations. Our income from operations for the first nine months of 2009 was $110.1 million, a decrease of $2.4 million, or 2.1%, as compared to the first nine months of 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,
	2009	2008	$ Change
Marine segment	$74,039	$83,695	$(9,656)
Aviation segment	50,603	54,075	(3,472)
Land segment	7,715	1,052	6,663

	132,357	138,822	(6,465)
Corporate overhead - unallocated	(22,252)	(26,363)	4,111

	$110,105	$112,459	$(2,354)

Our marine segment earned $74.0 million in income from operations for the first nine months of 2009, a decrease of $9.7 million, or 11.5%, as compared to the first nine months of 2008. This decrease resulted from a $17.0 million decrease in gross profit which was partially offset by $7.3 million in decreased operating expenses. The decrease in marine segment operating expenses was attributable to decreases in general and administrative expenses, compensation and employee benefits and provision for bad debt.

Our aviation segment income from operations was $50.6 million for the first nine months of 2009, a decrease of $3.5 million, or 6.4%, as compared to the first nine months of 2008. This decrease resulted from $16.1 million in lower gross profit, which was partially offset by decreased operating expenses of approximately $12.6 million. The decrease in aviation segment operating expenses was attributable to decreases in provision for bad debt and general and administrative expenses, which was partially offset by increases in compensation and employee benefits.

Our land segment income from operations was $7.7 million for the first nine months of 2009, an increase of approximately $6.7 million from income from operations of $1.1 million for the first nine months of 2008. The increase resulted from incremental income from operations due to the acquisitions of the Texor business, Henty and the TGS business.

Corporate overhead costs not charged to the business segments were $22.3 million for the first nine months of 2009, a decrease of $4.1 million, or 15.6%, as compared to the first nine months of 2008. The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in compensation and employee benefits which was partially offset by increases in general and administrative expenses.

Other Income and Expense, net. For the first nine months of 2009, we had other expense, net of $3.3 million, a decrease of $7.1 million, or 68.4%, as compared to the first nine months of 2008. This decrease was primarily due to decreased interest expense related to lower outstanding borrowings under our Credit Facility in 2009 and a reduction in the foreign exchange losses incurred in 2009 as compared to 2008 due in part to more effective hedging programs in 2009 compared to 2008.

Taxes. For the first nine months of 2009, our effective tax rate was 22.5% and our income tax provision was $24.0 million, as compared to an effective tax rate of 25.0% and an income tax provision of $25.6 million for the first nine months of 2008. The lower effective tax rate for the first nine months of 2009 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2008.

Net Income and Diluted Earnings per Share. Our net income for the first nine months of 2009 was $82.6 million, an increase of $6.3 million, or 8.2%, as compared to the first nine months of 2008. Diluted earnings per share for the first nine months of 2009 was $2.78 per share, an increase of $.15 per share, or 5.7%, as compared to the first nine months of 2008.

Liquidity and Capital Resources

The global financial markets have experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. The following table reflects the major categories of cash flows for the nine months ended September 30, 2009 and 2008. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Nine Months ended September 30,
	2009	2008
Net cash provided by operating activities	$117,155	$199,792
Net cash used in investing activities	(57,216)	(99,419)
Net cash (used in) provided by financing activities	(28,179)	24,004

Operating activities. For the nine months ended September 30, 2009, net cash provided by operating activities totaled $117.2 million as compared to $199.8 million in 2008. The $82.6 million decrease in operating cash flows was due to a decrease in cash provided as a result of changes in net operating assets and liabilities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Investing activities. For the nine months ended September 30, 2009, net cash used in investing activities was $57.2 million as compared to $99.4 million in 2008. The $42.2 million decrease in cash used in investing activities in 2009 was primarily due to a decrease in cash used related to acquisition activities.

Financing activities. For the nine months ended September 30, 2009, net cash used in financing activities was $28.2 million as compared to net cash provided by financing activities of $24.0 million in 2008. The $52.2 million change in cash flows from financing activities was primarily due to $19.5 million in net borrowings and the release of restricted cash in 2008 compared to $18.2 million in net repayments in 2009 as well as increased dividends paid on common stock.

Other Liquidity Measures

Cash and cash equivalents. As of September 30, 2009, we had $348.5 million of cash and cash equivalents compared to $314.4 million of cash and cash equivalents as of December 31, 2008. Our primary use of cash and cash equivalents is to fund accounts receivable and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Our ability to fund fuel purchases, obtain trade credit from our suppliers and provide letters of credit is critical to our business. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short-term investments. As of September 30, 2009 and December 31, 2008, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million, which was investment grade when purchased. On the maturity date of the investment in August 2007, the issuer of the commercial paper defaulted on its repayment obligation. As a result, the commercial paper has been reclassified from cash equivalents to short-term investments. The commercial paper is classified as a short-term investment as of September 30, 2009 based on information available to us that suggests that it is likely there will be a cash settlement of the commercial paper within one year. Changes in facts and circumstances in future periods could lead to changes in the expected settlement date of the commercial paper balances. Accordingly, there may be changes in our classification of such balances from short-term to long-term.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at September 30, 2009 and December 31, 2008. Our issued letters of credit under the Credit Facility totaled $43.2 million and $50.2 million at September 30, 2009 and December 31, 2008, respectively. There were no outstanding bankers’ acceptances under our Credit Facility at September 30, 2009 and December 31, 2008. We had $431.8 million of availability under our Credit Facility at September 30, 2009. The Credit Facility expires in December 2012.

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

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2009, we believe we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. We have a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions which establishes a facility (the “Receivable Facility”) for us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. As of September 30, 2009, no accounts receivable had been sold under the Receivable Facility. The Receivable Facility may be increased to up to $250.0 million, subject to the satisfaction of certain conditions, and matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility. In October 2009, we amended our Receivable Facility to provide that, subject to the satisfaction of certain conditions, a termination event will not occur if one of the two specified rating agencies ceases to cover the insurer of the receivables.

Other credit lines. We have unsecured credit lines aggregating $50.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates. These credit lines are renewable on an annual basis. As of September 30, 2009 and December 31, 2008, our outstanding bank guarantees under these credit lines totaled $24.6 million and $20.9 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. As of September 30, 2009, there were no outstanding bankers’ acceptances under the BA Facility. As of December 31, 2008, we had $14.7 million of outstanding bankers’ acceptances.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”), debt and interest obligations, and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2008 to September 30, 2009. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2008 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Unrecognized Tax Liabilities. As of September 30, 2009, our Unrecognized Tax Liabilities were $33.4 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Debt and Interest Obligations. Our total debt and interest obligations of $23.0 million at September 30, 2009 decreased $12.2 million from December 31, 2008 primarily due to the payment of bankers’ acceptances and promissory notes issued in connection with our prior year acquisitions partially offset by a new promissory note issued in connection with our 2009 acquisitions.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers. A majority of these letters of credit and bank guarantees expire within one year from their issuance, and expired letters of credit or bank guarantees are renewed as needed. As of September 30, 2009, we had issued letters of credit and bank guarantees totaling $67.8 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 – Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, and to offer our customers fuel pricing alternatives to meet their needs. We also enter into derivatives in order to mitigate the risk of fluctuation in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather on an accrual basis of accounting, which means the fair value related to such contracts are not recorded in our consolidated financial statements until physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

As of September 30, 2009, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to-Market Prices	Mark-to-Market
Cash flow hedge	2009	Foreign currency contracts (long)	3,412	GBP	0.045	$153
	2009	Foreign currency contracts (long)	27,612	MXN	0.001	(29)
	2009	Foreign currency contracts (short)	410	EUR	0.046	(19)
	2009	Foreign currency contracts (short)	183,079	MXN	0.001	(224)

						$(119)

Fair value hedge	2009	Commodity contracts for firm commitment hedging (long)	779	GAL	0.245	$191
	2009	Firm sales commitments hedged item	801	GAL	0.456	(365)
	2009	Commodity contracts for inventory hedging (short)	24,400	GAL	0.038	(939)
	2009	Inventory hedged item	24,533	GAL	0.059	1,443
	2009	Commodity contracts for firm commitment hedging (long)	42	MT	29.952	1,258
	2009	Firm sale commitments hedged item	42	MT	26.643	(1,120)
	2009	Commodity contracts for firm commitment hedging (short)	29	MT	20.241	(587)
	2009	Firm purchase commitments hedged item	29	MT	20.241	587
	2009	Commodity contracts for inventory hedging (short)	31	MT	4.161	129
	2009	Inventory hedged item	43	MT	25.860	1,112
	2010	Commodity contracts for firm commitment hedging (long)	3,481	GAL	0.123	(428)
	2010	Firm sales commitments hedged item	3,698	GAL	0.132	488
	2010	Commodity contracts for inventory hedging (short)	133	GAL	0.023	3
	2010	Commodity contracts for firm commitment hedging (long)	17	MT	3.588	61
	2010	Firm sales commitments hedged item	17	MT	2.941	(50)
	2010	Commodity contracts for inventory hedging (short)	12	MT	18.083	(217)

						$1,566

Non-designated	2009	Commodity contracts (long)	47,878	GAL	0.017	$818
	2009	Commodity contracts (short)	45,686	GAL	0.008	(348)
	2009	Commodity contracts (long)	387	MT	42.078	(16,284)
	2009	Commodity contracts (short)	389	MT	31.442	12,231
	2009	Foreign currency contracts (long)	3,288	BRL	0.016	54
	2009	Foreign currency contracts (long)	1,799,634	CLP	0.000	(9)
	2009	Foreign currency contracts (long)	232	EUR	0.073	17
	2009	Foreign currency contracts (long)	4,078	GBP	0.049	(198)
	2009	Foreign currency contracts (short)	271,133	CLP	0.000	—
	2009	Foreign currency contracts (short)	815	GBP	0.006	(5)
	2010	Commodity contracts (long)	8,725	GAL	0.222	1,936
	2010	Commodity contracts (short)	8,327	GAL	0.227	(1,890)
	2010	Commodity contracts (long)	109	MT	13.550	1,477
	2010	Commodity contracts (short)	109	MT	7.174	(782)
	2011	Commodity contracts (long)	2	MT	3.000	6
	2011	Commodity contracts (short)	2	MT	8.000	16

						$(2,961)

Interest Rate

Borrowings under our $475.0 million Credit Facility are subject to variable interest rates. As of September 30, 2009, we had no outstanding borrowings under our Credit Facility. As of September 30, 2009, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $18.0 million, of which (i) $4.4 million bears a fixed interest at an annual rate of 5.0%, (ii) $9.3 million bears interest at an annual rate equal to LIBOR plus 2.0% with a provision for a minimum rate of 4.0% and a maximum rate of 6.0% and (iii) $4.3 million bears interest at an annual rate equal to LIBOR plus 1.0% with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. At September 30, 2009, the annual interest rate for the two LIBOR promissory notes was 4.0%.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2009.

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

As described in “Item 3 – Legal Proceedings” of our 2008 10-K Report and Part II, “Item 1 – Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, we are involved in certain legal proceedings, some of which may be material. Except as discussed below, there were no material developments during the third quarter of 2009 in the previously reported legal proceedings.

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI in which Brendan asserted various causes of action, including breach of contract, fraud, and other claims. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, but the court has dismissed several of the claims included in Brendan’s original counterclaim, including the claims for fraud. Brendan is seeking approximately $3.5 million in damages in its pending action. In October 2009, Brendan filed a motion with the court seeking, among other things, leave to file a third amended complaint to add various additional claims including, a claim under the Florida Racketeer Influenced and Corrupt Organizations Act, civil conspiracy, and other claims. We believe the claims are without merit and intend to vigorously defend all of Brendan’s claims, including its motion for leave to file a third amended complaint.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2008 10-K Report and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. There were no material changes to the risk factors during the third quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2009 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs
7/1/09-7/31/09	2	$41.65	—	$—	$50,000
8/1/09-8/31/09	8	45.78	—	—	50,000
9/1/09-9/30/09	38	48.30	—	—	50,000

Total	48	$47.70	—	$—

The above shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards. Accordingly, the authorized stock repurchases under publicly announced plans or programs remained at $50.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Amendment No.1 to Receivable Facility

On October 28, 2009, World Fuel Services, Inc., World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as the sellers, and the Company, as the parent, entered into an amendment (“Amendment No. 1”) to our Master Accounts Receivable Purchase Agreement (the “Receivable Facility”) with the banks party thereto and HSBC Bank USA, as the administrative agent. Pursuant to Amendment No. 1, if one of the two rating agencies specified in the Receivable Facility ceases to cover the insurer of the receivables, a termination event will not occur as long as (i) the other rating agency continues to cover the insurer and (ii) the financial strength rating of the insurer by such other rating agency satisfies the minimum required by the Receivable Facility. The foregoing description of Amendment No. 1 is qualified in its entirety by reference to the full and complete terms of Amendment No. 1, which is filed with this 10-Q Report as Exhibit 10.1.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1	Amendment No. 1 to Master Accounts Receivable Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore ) Pte Ltd, as the sellers, and World Fuel Services Corporation, as the parent, the banks party thereto, and HSBC Bank USA, National Association, as the administrative agent, dated October 28, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2009

World Fuel Services Corporation

/S/ PAUL H. STEBBINS
Paul H. Stebbins Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)