Form 10-Q
period 2010-03-31
WORLD FUEL SERVICES CORP
filed 2010-05-04
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The registrant had a total of 59,403,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 27, 2010.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	March 31, 2010	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$303,080	$298,843
Short-term investments	8,100	8,100
Accounts receivable, net	1,035,425	951,398
Inventories	121,923	126,793
Short-term derivative assets, net	17,144	12,257
Prepaid expenses and other current assets	73,849	66,587

Total current assets	1,559,521	1,463,978
Property and equipment, net	46,822	38,777
Goodwill	156,414	153,841
Identifiable intangible assets, net	70,768	72,805
Other assets	13,367	11,827

Total assets	$1,846,892	$1,741,228

Liabilities:
Current liabilities:
Short-term debt	$6,893	$6,684
Accounts payable	884,960	796,978
Short-term derivative liabilities, net	15,003	10,616
Customer deposits	47,311	63,967
Accrued expenses and other current liabilities	70,084	69,497

Total current liabilities	1,024,251	947,742
Long-term debt	9,647	9,925
Non-current income tax liabilities, net	36,055	39,164
Deferred compensation and other long-term liabilities	10,684	11,148

Total liabilities	1,080,637	1,007,979

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 59,404 and 59,385 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	594	594
Capital in excess of par value	214,976	213,414
Retained earnings	546,697	515,218
Accumulated other comprehensive income	3,623	3,795

Total World Fuel shareholders’ equity	765,890	733,021
Noncontrolling interest equity	365	228

Total equity	766,255	733,249

Total liabilities and equity	$1,846,892	$1,741,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2010	2009
Revenue	$3,918,021	$2,013,943
Cost of revenue	3,819,203	1,926,608

Gross profit	98,818	87,335

Operating expenses:
Compensation and employee benefits	34,801	33,793
Provision for bad debt	369	458
General and administrative	21,523	19,979

	56,693	54,230

Income from operations	42,125	33,105

Other expense, net:
Interest expense and other financing costs, net	640	1,135
Other (income) expense, net	(36)	221

	604	1,356

Income before income taxes	41,521	31,749
Provision for income taxes	7,681	5,930

Net income including noncontrolling interest	33,840	25,819
Less: net income (loss) attributable to noncontrolling interest	137	(11)

Net income attributable to World Fuel	$33,703	$25,830

Basic earnings per share	$0.57	$0.44

Basic weighted average common shares	59,324	58,784

Diluted earnings per share	$0.56	$0.44

Diluted weighted average common shares	60,601	59,172

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Comprehensive income:
Net income	—	—	—	33,703	—	33,703	137	33,840
Foreign currency translation adjustment	—	—	—	—	(654)	(654)	—	(654)
Change in effective portion of cash flow hedges, net of income tax expense of $187	—	—	—	—	482	482	—	482

Comprehensive income					—	33,531	137	33,668

Cash dividends declared	—	—	—	(2,224)	—	(2,224)	—	(2,224)
Amortization of share-based payment awards	—	—	1,306	—	—	1,306	—	1,306
Issuance of shares related to share-based payment awards	27	—	140	—	—	140	—	140
Other	(8)	—	116	—	—	116	—	116

Balance at March 31, 2010	59,404	594	214,976	546,697	3,623	765,890	365	766,255

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2008	58,590	$586	$204,749	$406,953	$(4,401)	$607,887	$259	$608,146
Comprehensive income:
Net income	—	—	—	25,830	—	25,830	(11)	25,819
Foreign currency translation adjustment	—	—	—	—	493	493	—	493
Change in effective portion of cash flow hedges, net of income tax expense of $50	—	—	—	—	127	127	—	127

Comprehensive income					—	26,450	(11)	26,439

Cash dividends declared	—	—	—	(2,206)	—	(2,206)	—	(2,206)
Distribution of noncontrolling interest	—	—	—	—	—	—	(276)	(276)
Amortization of share-based payment awards	—	—	2,075	—	—	2,075	—	2,075
Issuance of shares related to share-based payment awards	515	5	6,301	—	—	6,306	—	6,306
Purchases of stock by employees to satisfy the required withholding taxes related to share-based payment awards	(157)	(2)	(2,324)	—	—	(2,326)	—	(2,326)

Balance at March 31, 2009	58,948	589	210,801	430,577	(3,781)	638,186	(28)	638,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$33,840	$25,819

Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	4,419	3,838
Provision for bad debt	369	458
Deferred income tax benefit	(1,455)	(2,473)
Share-based payment award compensation costs	1,306	1,791
Foreign currency losses, net	360	213
Other	(90)	236
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(80,847)	88,113
Inventories	4,814	(16,894)
Short-term derivative assets, net	(4,218)	17,007
Prepaid expenses and other current assets	(7,897)	30,593
Non-current income tax and other assets	(1,451)	(6,810)
Accounts payable	80,445	(30,717)
Customer deposits	(16,768)	(6,701)
Short-term derivative liabilities, net	4,387	(6,791)
Accrued expenses and other current liabilities	(693)	(8,357)
Non-current income tax, deferred compensation and other long-term liabilities	45	281

Total adjustments	(17,274)	63,787

Net cash provided by operating activities	16,566	89,606

Cash flows from investing activities:
Capital expenditures	(891)	(1,303)
Acquisition of business, net of cash acquired	(8,315)	—

Net cash used in investing activities	(9,206)	(1,303)

Cash flows from financing activities:
Dividends paid on common stock	(2,226)	(1,096)
Distribution of noncontrolling interest	—	(276)
Repayments of debt other than senior revolving credit facility	(2)	(14,507)
Borrowings from noncontrolling shareholders of a subsidiary	—	1,458
Proceeds from exercise of stock options	250	457
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(119)	(2,324)

Net cash used in financing activities	(2,097)	(16,288)

Effect of exchange rate changes on cash and cash equivalents	(1,026)	(39)

Net increase in cash and cash equivalents	4,237	71,976
Cash and cash equivalents, at beginning of period	298,843	314,352

Cash and cash equivalents, at end of period	$303,080	$386,328

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended March 31, 2010 and 2009, but not yet paid, totaled $2.2 million at March 31, 2010 and 2009 and were paid in April 2010 and 2009.

During the three months ended March 31, 2009, we issued $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities and deferred compensation and other liabilities in the amount of $4.5 million and $1.3 million, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Acquisitions and Significant Accounting Policies

Acquisitions

2010 Acquisition

In January 2010, we completed the acquisition of certain assets of Falmouth Oil Services Limited (“FOS”). FOS is a marine oil terminal for fuel oil and marine diesel in the United Kingdom, which we used for fuel storage prior to the acquisition. The financial position and results of operations of FOS have been included in our consolidated financial statements since January 1, 2010. The revenue and net income contributed by our acquisition of FOS is not significant as there are no significant third-party customers of the acquired company and FOS has been integrated into our existing business.

The aggregate purchase price of the acquired net assets was £9.2 million ($14.9 million) which consisted of £5.2 million ($8.5 million) in cash and the extinguishment of certain receivables from FOS of £4.0 million ($6.4 million). The purchase price for the FOS acquisition was allocated to the acquired net assets based on their estimated fair value: fixed assets of $9.5 million, goodwill of $2.7 million and net working capital of $2.7 million. At March 31, 2010, we had not yet completed the allocation of the purchase price for the FOS acquisition since the valuation of the acquired assets, including goodwill and assumed liabilities had not been completed. All of the goodwill is anticipated to be deductible for tax purposes.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of each of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), an independent provider of marine and land based fuels in the United Kingdom. Henty services three ports on the Irish Sea and provides fuel and gas oil to a broad range of customers throughout the United Kingdom. The revenue and net income contributed by Henty was $53.0 million and $0.5 million, respectively, for the three months ended March 31, 2010. The Henty purchase agreement includes a contingent consideration clause (the “Earn-out”) based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £9.0 million ($13.7 million as of March 31, 2010) if all operating targets are achieved. As of the acquisition date, we estimated the fair value of the Earn-out to be £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration. We estimated the fair value of the Earn-out, at each reporting period, based on our assessment of the probability of Henty achieving such operating targets over the three-year period. The change in the estimated fair value of the Earn-out from the acquisition date to March 31, 2010 was not significant.

Also in April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators.

Pro Forma Information

The following presents the unaudited pro forma results for the three months ended March 31, 2009 as if the Henty and TGS business acquisitions had been completed on January 1, 2009 (in thousands, except per share data):

For the Three Months ended March 31, 2009
(pro forma)
Revenue	$2,079,701
Net income attributable to World Fuel	$26,704
Earnings per share:
Basic	$0.45
Diluted	$0.45

FOS is not included in the pro forma information above as its impact on the pro forma amounts is not significant.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2009 10-K Report.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include our accounts and those of our majority-owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions, and profits.

In November 2009, we announced a two-for-one split of our common stock. All references to number of shares and per share amounts in the financial statements and notes to the financial statements reflect the stock split.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Goodwill

Goodwill represents the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these targets bring to existing operations and the prevailing market value for comparable companies. During the three months ended March 31, 2010, goodwill increased by an aggregate $2.6 million and was recorded in our marine segment; $2.7 million as a result of the FOS acquisition (See Note 1), partially offset by a reduction in goodwill of $0.1 million as a result of foreign currency translation adjustments of our Brazilian subsidiary.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three months ended March 31, 2010, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $3.1 million, as compared to $1.8 million during the three months ended March 31, 2009, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested restricted stock units (“RSUs”) outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, stock-settled stock appreciation rights, restricted stock subject to forfeitable dividends and non-vested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended March 31,
	2010	2009
Numerator:
Net income attributable to World Fuel	$33,703	$25,830

Denominator:
Weighted average common shares for basic earnings per share	59,324	58,784
Effect of dilutive securities	1,277	388

Weighted average common shares for diluted earnings per share	60,601	59,172

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	117	2,682

Basic earnings per share	$0.57	$0.44

Diluted earnings per share	$0.56	$0.44

Recent Accounting Pronouncements

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) for embedded credit derivatives. This ASU clarifies that the type of embedded credit derivatives that is exempt from embedded derivative bifurcation requirements relates only to the subordination of one financial instrument to another. This ASU will be effective for fiscal quarters beginning after June 15, 2010 and we do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Revenue Recognition: Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued an ASU to revenue recognition relating to multiple-deliverable revenue arrangements. This ASU requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. This ASU may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We do not believe that the adoption will have a material impact on our consolidated financial statements and disclosures.

Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. In the first quarter of 2010, we adopted the ASU regarding fair value measurements relating to additional disclosures. The adoption of this ASU resulted in additional fair value disclosures (see Note 6) and did not have a material impact on our consolidated financial statements.

Variable Interest Entities. In the first quarter of 2010, we adopted the ASU regarding the consolidation of variable interest entities. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Accounting for Transfers of Financial Assets. In the first quarter of 2010, we adopted the ASU regarding the accounting and disclosure requirements for transfers of financial assets and extinguishment of liabilities. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

2. Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel and to offer our customers fuel pricing alternatives to meet their needs. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We also enter into derivatives in order to mitigate the risk of fluctuations in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with some of our inventory and certain firm commitments relating to certain forward and proprietary trading fixed price purchase and sale contracts.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts, which do not qualify for hedge accounting, and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of March 31, 2010, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to-Market Prices	Mark-to-Market
Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	7,337	GAL	$0.091	$670
	2010	Firm sales commitments hedged item	5,867	GAL	(0.114)	(669)
	2010	Firm sales commitments hedged item	309	GAL	0.029	9	(1)
	2010	Commodity contracts for inventory hedging (short)	19,866	GAL	(0.072)	(1,424)
	2010	Inventory hedged item	19,866	GAL	0.073	1,455
	2010	Commodity contracts for firm commitment hedging (long)	247	MT	22.296	5,507
	2010	Firm sale commitments hedged item	247	MT	(20.385)	(5,035)
	2010	Commodity contracts for firm commitment hedging (short)	66	MT	(2.682)	(177)
	2010	Firm purchase commitments hedged item	66	MT	2.030	134
	2010	Commodity contracts for inventory hedging (short)	10	MT	(27.400)	(274	)(2)
	2010	Commodity contracts for inventory hedging (short)	54	MT	(11.981)	(647)
	2010	Inventory hedged item	54	MT	16.407	886

						$435

Non-Designated	2010	Commodity contracts (long)	61,154	GAL	0.075	$4,560
	2010	Commodity contracts (short)	61,154	GAL	(0.066)	(4,057)
	2010	Commodity contracts (long)	549	MT	13.985	7,678
	2010	Commodity contracts (short)	537	MT	(12.102)	(6,499)
	2010	Foreign currency contracts (long)	1,555	BRL	0.002	3
	2010	Foreign currency contracts (long)	1,903,111	CLP	(0.000)	(61)
	2010	Foreign currency contracts (long)	834	EUR	(0.008)	(7)
	2010	Foreign currency contracts (long)	440	GBP	0.027	12
	2010	Foreign currency contracts (short)	574	GBP	(0.017)	(10)
	2011	Commodity contracts (long)	494	GAL	0.103	51
	2011	Commodity contracts (short)	494	GAL	(0.083)	(41)
	2011	Commodity contracts (long)	8	MT	26.000	208
	2011	Commodity contracts (short)	8	MT	(17.500)	(140)
	2012	Commodity contracts (long)	100	GAL	0.200	20
	2012	Commodity contracts (short)	100	GAL	(0.200)	(20)

						$1,697

(1) This item represents firm sales commitments that were originally designated as hedged items in a fair value hedge relationship with commodity contracts as the hedging instruments. As of March 31, 2010, this unrealized mark-to-market represents the remaining unsettled hedged items’ fair value at the date of de-designation of the fair value hedging relationship while the corresponding hedging instruments have already been realized and thus not included in the table.

(2) This item represents commodity contracts that were originally designated as hedging instruments in a fair value hedge relationship with inventory as the hedged item. As of March 31, 2010, this unrealized mark-to-market represents the remaining unsettled hedging instruments’ fair value at the date of de-designation of the fair value hedging relationship while the corresponding hedged items have already been realized and thus not included in the table.

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$6,411	$1,633
Commodity contracts	Short-term derivative liabilities, net	78	187

Total hedging instrument derivatives		6,489	1,820

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	12,073	10,652
Commodity contracts	Short-term derivative liabilities, net	926	1,701
Commodity contracts	Other assets	175	169
Commodity contracts	Deferred compensation and other
	long-term liabilities	—	2
Foreign exchange contracts	Short-term derivative assets, net	—	4

Total non-designated derivatives		13,174	12,528

Total derivative assets		$19,663	$14,348

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$411	$74
Commodity contracts	Short-term derivative liabilities, net	2,423	3,367

Total hedging instrument derivatives		2,834	3,441

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	1,186	362
Commodity contracts	Short-term derivative liabilities, net	10,090	10,727
Commodity contracts	Deferred compensation and other long-term liabilities	138	127
Foreign exchange contracts	Short-term derivative liabilities, net	63	155

Total non-designated derivatives		11,477	11,371

Total derivative liabilities		$14,311	$14,812

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)	Hedged Items	Location	Realized and Unrealized Gain (Loss)
Three months ended March 31, 2010
Commodity contracts	Revenue	$5,486	Firm commitments	Revenue	$(5,011)
Commodity contracts	Cost of revenue	495	Firm commitments	Cost of revenue	(808)
Commodity contracts	Cost of revenue	(2,885)	Inventory	Cost of revenue	4,729

Total		$3,096			$(1,090)

Three months ended March 31, 2009
Commodity contracts	Revenue	$1,312	Firm commitments	Revenue	$(597)
Commodity contracts	Cost of revenue	(343)	Firm commitments	Cost of revenue	(307)
Commodity contracts	Cost of revenue	405	Inventory	Cost of revenue	857

Total		$1,374			$(47)

There were no gains or losses for the three months ended March 31, 2010 and 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income (loss) and consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)	Location of Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Realized Gain (Loss) (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2010
Foreign exchange contracts	$2,154	Cost of revenue	$793	Other expense, net	$—

Three months ended March 31, 2009
Foreign exchange contracts	$(93)	Cost of revenue	$(156)	Other expense, net	$—
Foreign exchange contracts	(196)	Operating expenses	(310)	Other expense, net	—

Total	$(289)		$(466)		$—

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income (loss) would be reclassified to the consolidated statement of income. A net realized gain of $0.7 million for the three months ended March 31, 2010 representing the fair value of hedging instruments at the date of de-designation, due to the hedged forecasted foreign currency cash outflows no longer being probable, was reclassified from accumulated other comprehensive income to other (income) expense, net in the consolidated statement of income. As of March 31, 2010, the amount in accumulated other comprehensive income that could be reclassified to the consolidated statement of income for the next twelve months is $0.7 million.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
Three months ended March 31, 2010
Commodity contracts	Revenue	$1,332
Commodity contracts	Cost of revenue	(144)
Foreign exchange contracts	Other, net	942

Total		$2,130

Three months ended March 31, 2009
Commodity contracts	Revenue	$3,267
Commodity contracts	Cost of revenue	(4,418)
Foreign exchange contracts	Other, net	637

Total		$(514)

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of March 31, 2010.

3. Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest income, expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended March 31,
	2010	2009
Interest income	$186	$259
Interest expense and other financing costs, net	(826)	(1,394)

	$(640)	$(1,135)

4. Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2010	2009
Income tax provision	$7,681	$5,930

Effective income tax rate	18.5%	18.7%

Our provision for income taxes for each of the three-month periods ended March 31, 2010 and 2009 was calculated based on the estimated effective tax rate for the full 2010 and 2009 fiscal years. However, the actual effective tax rate for the full 2010 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

During the three months ended March 31, 2010, we recorded an increase of $0.1 million of assets related to unrecognized tax benefits (“Unrecognized Tax Assets”) and an increase of $0.1 million of additional liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”). In addition, during the three months ended March 31, 2010, we recorded an increase of $0.1 million to our Unrecognized Tax Liabilities related to foreign currency translation losses, which is included in other expense, net, in the accompanying consolidated statements of income. As of March 31, 2010, our Unrecognized Tax Liabilities were $37.9 million and our Unrecognized Tax Assets were $8.1. As of March 31, 2010, we do not believe that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $3.5 million in damages in its pending action. In October 2009, Brendan filed a motion with the court seeking, among other things, leave to file a third amended complaint to add various additional claims, including a claim under the Florida Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and claims for civil conspiracy, promissory estoppel and constructive fraud. In January 2010, the court ruled that Brendan may not amend the complaint to assert claims for violation of Florida’s RICO Act or for civil conspiracy, and WFSI filed a motion to dismiss the additional claims, including the claims for promissory estoppel and constructive fraud. In April 2010, the court dismissed the additional claims with prejudice. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

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

Other Matters

As of March 31, 2010, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

6. Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of March 31, 2010
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Commodity contracts	4	19,659	—	19,663	(2,629)	17,034
Hedged item inventories	—	2,341	—	2,341	—	2,341
Hedged item commitments	—	421	—	421	(136)	285

Total	$110	$22,421	$—	$22,531	$(2,765)	$19,766

Liabilities:
Commodity contracts	$2,317	$11,931	$—	$14,248	$(5,016)	$9,232
Foreign exchange contracts	—	63	—	63	—	63
Hedged item commitments	—	5,982	—	5,982	(136)	5,846
Earn-out	—	—	6,323	6,323	—	6,323

Total	$2,317	$17,976	$6,323	$26,616	$(5,152)	$21,464

As of December 31, 2009
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Derivatives	191	14,153	4	14,348	(2,326)	12,022
Hedged item inventories	—	5,575	—	5,575	(7)	5,568
Hedged item commitments	—	407	—	407	(3)	404

Total	$297	$20,135	$4	$20,436	$(2,336)	$18,100

Liabilities:
Derivatives	$2,944	$11,710	$156	$14,810	$(5,554)	$9,256
Foreign exchange contracts	—	—	2	2	—	2
Hedged item inventories	—	7	—	7	(7)	—
Hedged item commitments	—	1,486	—	1,486	(3)	1,483
Earn-out	—	—	6,728	6,728	—	6,728

Total	$2,944	$13,203	$6,886	$23,033	$(5,564)	$17,469

Fair value of commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, basis differentials, interest rates, credit risk ratings, option volatility and currency rates. Fair value of hedged item inventories is derived using spot commodity prices and basis differentials. Fair value of foreign currency forwards is derived using forward prices that take into account interest rates, credit risk ratings, and currency rates.

For our derivative related contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value of cash collateral paid or received against fair value amounts recognized for net derivative related positions executed with the same counterparty under the same master netting or offset agreement.

The amount recognized for the obligation to return cash collateral that has been offset against fair value assets included within netting and collateral in the above table were not significant as of March 31, 2010. There were no such offsets in the above table as of December 31, 2009. The amount recognized for the right to reclaim cash collateral that has been offset against fair value liabilities included within netting and collateral in the table above was $2.4 million as of March 31, 2010 and $3.2 million as of December 31, 2009.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the three months ended March 31, 2010 and 2009 (in thousands):

	Balance, Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	Settlements	Balance, End of Period	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period

Three months ended March 31, 2010
Liabilities:
Commodity contracts, net	$2	$—	$—	$(2)	$—	$—
Foreign exchange contracts, net	152	—	—	(152)	—	—
Earn-out	6,728	405	—	—	6,323	405

Total	$6,882	$405	$—	$(154)	$6,323	$405

Three months ended March 31, 2009
Liabilities:
Commodity contracts, net	$4,953	$(1,737)	$—	$(4,953)	$1,737	$—
Foreign exchange contracts, net	1,485	63	(198)	(387)	1,233	(198)
Hedged item commitments	298	—	—	(298)	—	—

Total	$6,736	$(1,674)	$(198)	$(5,638)	$2,970	$(198)

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no transfers between Level 1, 2 or 3 during the periods presented. In addition, there were no Level 3 purchases, sales or issuances for the periods presented. The unrealized gains on the Earn-out shown in the above table represent foreign currency gains recorded during the three months ended March 31, 2010.

7. Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisition of FOS have been included in our marine segment since January 1, 2010. The results of operations of our acquisition of the TGS business have been included in our land segment since April 1, 2009. The results of operations of our acquisition of Henty have been included in our land and marine segments since April 1, 2009. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,
	2010	2009
Revenue:
Marine segment	$2,098,612	$1,102,862
Aviation segment	1,459,724	710,415
Land segment	359,685	200,666

	$3,918,021	$2,013,943

Gross profit:
Marine segment	$39,389	$47,092
Aviation segment	48,375	32,021
Land segment	11,054	8,222

	$98,818	$87,335

Income from operations:
Marine segment	$20,007	$29,342
Aviation segment	26,694	11,672
Land segment	2,348	1,089

	49,049	42,103
Corporate overhead	(6,924)	(8,998)

	$42,125	$33,105

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,721 and $8,415 at March 31, 2010 and December 31, 2009, respectively	$709,919	$663,411
Aviation segment, net of allowance for bad debt of $ 7,751 and $7,878 March 31, 2010 and December 31, 2009, respectively	252,666	227,689
Land segment, net of allowance for bad debt of $ 3,330 and $3,397 at March 31, 2010 and December 31, 2009, respectively	72,840	60,298

	$1,035,425	$951,398

Total assets:
Marine segment	$886,479	$854,331
Aviation segment	433,715	391,558
Land segment	218,499	207,722
Corporate	308,199	287,617

	$1,846,892	$1,741,228

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2009 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Part II of this 10-Q Report under “Item 1A – Risk Factors.”

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

Examples of forward-looking statements in this report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility and the facility to sell certain of our accounts receivables;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2009 10-K Report and those described from time to time in our other filings with the SEC.

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

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue fluctuations in recent fiscal years, while our gross profit is not necessarily impacted by changes in world oil prices. However, due to our inventory average costing methodology, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

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

Results of Operations

The results of operations for the three months ended March 31, 2009 do not include the results of operations of Falmouth Oil Services Limited (“FOS”), Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”) or TGS Petroleum, Inc. (the “TGS business”) since these acquisitions were completed after March 31, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Our revenue for the first quarter of 2010 was $3.9 billion, an increase of $1.9 billion, or 94.5%, as compared to the first quarter of 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2010	2009	$ Change

Marine segment	$2,098,612	$1,102,862	$995,750
Aviation segment	1,459,724	710,415	749,309
Land segment	359,685	200,666	159,019

	$3,918,021	$2,013,943	$1,904,078

Our marine segment contributed $2.1 billion in revenue for the first quarter of 2010, an increase of $1.0 billion, or 90.3%, as compared to the first quarter of 2009. The increase in marine segment revenue was primarily due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first quarter of 2010 compared to the first quarter of 2009.

Our aviation segment contributed $1.5 billion in revenue for the first quarter of 2010, an increase of $0.7 billion as compared to the first quarter of 2009. Of the total increase in aviation segment revenue, $417.4 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in first quarter of 2010 as compared to the first quarter of 2009. The remaining increase of $331.9 million was due to increased sales volume primarily due to additional sales to both new and existing customers.

Our land segment contributed $359.7 million in revenue for the first quarter of 2010, an increase of $159.0 million, or 79.2%, as compared to the first quarter of 2009. Of the total increase in land segment revenue, $87.7 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first quarter of 2010 as compared to the first quarter of 2009. The remaining increase of $71.3 million was due to increased sales volume attributable to incremental sales from the inclusion of Henty and the TGS business in the 2010 results.

Gross Profit. Our gross profit for the first quarter of 2010 was $98.8 million, an increase of $11.5 million, or 13.1%, as compared to the first quarter of 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2010	2009	$ Change

Marine segment	$39,389	$47,092	$(7,703)
Aviation segment	48,375	32,021	16,354
Land segment	11,054	8,222	2,832

	$98,818	$87,335	$11,483

Our marine segment gross profit for the first quarter of 2010 was $39.4 million, a decrease of $7.7 million, or 16.4%, as compared to the first quarter of 2009. The decrease in marine segment gross profit was due to $9.8 million in decreased gross profit per metric ton sold primarily due to the weakness in the shipping industry as compared to the prior year, which was partially offset by $2.1 million of increased sales volume from new and existing customers and from the inclusion of Henty in the 2010 results.

Our aviation segment gross profit for the first quarter of 2010 was $48.4 million, an increase of $16.4 million, or 51.1%, as compared to the first quarter of 2009. The increase in aviation segment gross profit was due to $15.8 million in increased sales volume from new and existing customers and $0.6 million in higher gross profit per gallon sold.

Our land segment gross profit for the first quarter of 2010 was $11.1 million, an increase of $2.8 million, or 34.4%, as compared to the first quarter of 2009. The increase in land segment gross profit was primarily due to the inclusion of Henty and the TGS business in the 2010 results.

Operating Expenses. Total operating expenses for the first quarter of 2010 were $56.7 million, an increase of $2.5 million, or 4.5%, as compared to the first quarter of 2009. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,
	2010	2009	$ Change

Compensation and employee benefits	$34,801	$33,793	$1,008
Provision for bad debt	369	458	(89)
General and administrative	21,523	19,979	1,544

	$56,693	$54,230	$2,463

Of the total increase in operating expenses, $1.5 million was related to general and administrative expenses and $1.0 million was related to compensation and employee benefits. Partially offsetting this increase was a reduction of $0.1 million related to provision for bad debt. The increase in compensation and employee benefits was primarily due to salaries related to employees of acquired businesses and additional salaries for new hires to support our growing global business. The increase in general and administrative expenses was due to the inclusion of the acquired businesses as well as increases related to systems development, depreciation and amortization and business travel.

Income from Operations. Our income from operations for the first quarter of 2010 was $42.1 million, an increase of $9.0 million, or 27.2%, as compared to the first quarter of 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2010	2009	$ Change

Marine segment	$20,007	$29,342	$(9,335)
Aviation segment	26,694	11,672	15,022
Land segment	2,348	1,089	1,259

	49,049	42,103	6,946
Corporate overhead - unallocated	(6,924)	(8,998)	2,074

	$42,125	$33,105	$9,020

Our marine segment earned $20.0 million in income from operations for the first quarter of 2010, a decrease of $9.3 million, or 31.8%, as compared to the first quarter of 2009. This decrease resulted from $7.7 million in lower gross profit and increased operating expenses of $1.6 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses primarily due to the inclusion of Henty, which was partially offset by lower provision for bad debt.

Our aviation segment income from operations was $26.7 million for the first quarter of 2010, an increase of $15.0 million as compared to $11.7 million for the first quarter of 2009. This increase resulted from $16.4 million in higher gross profit, which was partially offset by increased operating expenses of $1.4 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $2.3 million for the first quarter of 2010, an increase of $1.3 million as compared to the first quarter of 2009. The increase was due to the incremental income from operations resulting from the acquisitions of Henty and the TGS business, which was partially offset by a decrease in organic business and an increase in land segment operating expenses attributable to increases in compensation and employee benefits and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $6.9 million for the first quarter of 2010, a decrease of $2.1 million, or 23.0%, as compared to the first quarter of 2009. The decrease in corporate overhead costs not charged to the business segments was attributable to lower compensation and employee benefits and general and administrative expenses.

Other Income and Expense, net. For the first quarter of 2010, we had other expense, net of $0.6 million, a decrease of $0.8 million, or 55.5%, as compared to other expense, net of $1.4 million for the first quarter of 2009. This decrease was primarily due to decreased interest expense as a result of lower debt outstanding in the first quarter of 2010 as compared to 2009 and net foreign exchange gains during the first quarter of 2010 as compared to foreign exchange losses during the first quarter of 2009.

Taxes. For the first quarter of 2010, our effective tax rate was 18.5% and our income tax provision was $7.7 million, as compared to an effective tax rate of 18.7% and an income tax provision of $5.9 million for the first quarter of 2009. The lower effective tax rate for the first quarter of 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for the first quarter of 2010 was $33.7 million, an increase of $7.9 million, or 30.5%, as compared to the first quarter of 2009. Diluted earnings per share for the first quarter of 2010 was $0.56 per share, an increase of $0.12 per share, or 27.3%, as compared to the first quarter of 2009.

Liquidity and Capital Resources

Over the past several years the global financial markets have experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. The following table reflects the major categories of cash flows for the three months ended March 31, 2010 and 2009. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Three Months ended March 31,
	2010	2009
Net cash provided by operating activities	$16,566	$89,606
Net cash used in investing activities	(9,206)	(1,303)
Net cash used in financing activities	(2,097)	(16,288)

Operating activities. For the three months ended March 31, 2010, net cash provided by operating activities totaled $16.6 million as compared to $89.6 million in 2009. The $73.0 million decrease in operating cash flows was due to a decrease in cash provided as a result of changes in net operating assets and liabilities for the three months ended March 31, 2010 as compared to March 31, 2009.

Investing activities. For the three months ended March 31, 2010, net cash used in investing activities was $9.2 million as compared to $1.3 million in 2009. The $7.9 million increase in cash used in investing activities in 2010 was primarily due to the acquisition of FOS in the first quarter of 2010.

Financing activities. For the three months ended March 31, 2010, net cash used in financing activities was $2.1 million as compared to $16.3 million in 2009. The $14.2 million change in cash flows from financing activities was primarily due to the repayment of debt of $14.5 million in 2009.

Other Liquidity Measures

Cash and cash equivalents. As of March 31, 2010, we had $303.1 million of cash and cash equivalents compared to $298.8 million of cash and cash equivalents as of December 31, 2009. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short-term investments. At March 31, 2010 and December 31, 2009, our short-term investments consisted of $8.1 million of commercial paper with a par value of $10.0 million. On the maturity date of the investment, the issuer of the commercial paper defaulted on its repayment obligation. In April 2008, the commercial paper issuer was placed into receivership. The commercial paper is no longer highly liquid and an observable market does not exist, therefore a readily determinable fair market value of the investment is not available. In February 2009, the High Court of Justice, Chancery Division, Companies Court in the United Kingdom ruled that, based on the maturity date of the commercial paper held by us, we should receive payment ahead of other holders of the commercial paper. Then, in June 2009, the Court of Appeal, Civil Division in the United Kingdom upheld the ruling of the High Court of Justice. Finally, in November 2009, the Supreme Court of the United Kingdom ordered that the permission to appeal be refused, thus, exhausting any further appeals of the lower courts’ rulings.

While we currently believe that we will be able to collect the commercial paper’s par value based on the court judgment noted above, we have maintained the carrying value of our commercial paper at $8.1 million as of March 31, 2010 due to the uncertainties as a result of the receiver’s attempts to obtain settlement, indemnity and retention agreements from various interested parties prior to the distribution of any proceeds.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Our issued letters of credit under the Credit Facility totaled $59.7 million and $47.3 million at March 31, 2010 and December 31, 2009, respectively. We had $415.3 million of availability under our Credit Facility at March 31, 2010. The Credit Facility expires in December 2012.

Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2010, we believe we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. We have a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions which establishes a facility (the “Receivable Facility”) for us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. As of March 31, 2010, no accounts receivable had been sold under the Receivable Facility. The Receivable Facility matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility.

Other credit lines. We have unsecured credit lines aggregating $40.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates. These credit lines are renewable on an annual basis. As of March 31, 2010 and December 31, 2009, our outstanding letters of credit and bank guarantees under these credit lines totaled $19.1 million and $20.2 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. There were no outstanding bankers’ acceptances under the BA Facility at March 31, 2010.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2009 to March 31, 2010. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2009 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Unrecognized Tax Liabilities. As of March 31, 2010, our Unrecognized Tax Liabilities were $37.9 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers. A majority of these letters of credit and bank guarantees expire within one year from their issuance, and expired letters of credit or bank guarantees are renewed as needed. As of March 31, 2010, we had issued letters of credit and bank guarantees totaling $78.8 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel and to offer our customers fuel pricing alternatives to meet their needs. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We also enter into derivatives in order to mitigate the risk of fluctuations in foreign currency exchange rates. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with some of our inventory and certain firm commitments relating to certain forward and proprietary trading fixed price purchase and sale contracts.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts, which do not qualify for hedge accounting, and to offer our customers fuel pricing alternatives to meet their needs. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of March 31, 2010, our derivative instruments and related hedged items, if designated in a fair value hedging relationship, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	7,337	GAL	$0.091	$670
	2010	Firm sales commitments hedged item	5,867	GAL	(0.114)	(669)
	2010	Firm sales commitments hedged item	309	GAL	0.029	9	(1)
	2010	Commodity contracts for inventory hedging (short)	19,866	GAL	(0.072)	(1,424)
	2010	Inventory hedged item	19,866	GAL	0.073	1,455
	2010	Commodity contracts for firm commitment hedging (long)	247	MT	22.296	5,507
	2010	Firm sale commitments hedged item	247	MT	(20.385)	(5,035)
	2010	Commodity contracts for firm commitment hedging (short)	66	MT	(2.682)	(177)
	2010	Firm purchase commitments hedged item	66	MT	2.030	134
	2010	Commodity contracts for inventory hedging (short)	10	MT	(27.400)	(274	) (2)
	2010	Commodity contracts for inventory hedging (short)	54	MT	(11.981)	(647)
	2010	Inventory hedged item	54	MT	16.407	886

						$435

Non-Designated	2010	Commodity contracts (long)	61,154	GAL	0.075	$4,560
	2010	Commodity contracts (short)	61,154	GAL	(0.066)	(4,057)
	2010	Commodity contracts (long)	549	MT	13.985	7,678
	2010	Commodity contracts (short)	537	MT	(12.102)	(6,499)
	2010	Foreign currency contracts (long)	1,555	BRL	0.002	3
	2010	Foreign currency contracts (long)	1,903,111	CLP	(0.000)	(61)
	2010	Foreign currency contracts (long)	834	EUR	(0.008)	(7)
	2010	Foreign currency contracts (long)	440	GBP	0.027	12
	2010	Foreign currency contracts (short)	574	GBP	(0.017)	(10)
	2011	Commodity contracts (long)	494	GAL	0.103	51
	2011	Commodity contracts (short)	494	GAL	(0.083)	(41)
	2011	Commodity contracts (long)	8	MT	26.000	208
	2011	Commodity contracts (short)	8	MT	(17.500)	(140)
	2012	Commodity contracts (long)	100	GAL	0.200	20
	2012	Commodity contracts (short)	100	GAL	(0.200)	(20)

						$1,697

(1)

This item represents firm sales commitments that were originally designated as hedged items in a fair value hedge relationship with commodity contracts as the hedging instruments. As of March 31, 2010, this unrealized mark-to-market represents the remaining unsettled hedged items’ fair value at the date of de-designation of the fair value hedging relationship while the corresponding hedging instruments have already been realized and thus not included in the table.

(2)

This item represents commodity contracts that were originally designated as hedging instruments in a fair value hedge relationship with inventory as the hedged item. As of March 31, 2010, this unrealized mark-to-market represents the remaining unsettled hedging instruments’ fair value at the date of de-designation of the fair value hedging relationship while the corresponding hedged items have already been realized and thus not included in the table.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2010.

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

As described in “Item 3 – Legal Proceedings” of our 2009 10-K Report, we are involved in certain legal proceedings, some of which may be material. Except as discussed below, there were no material developments during the first quarter of 2010 in the legal proceedings described in our 2009 10-K Report.

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $3.5 million in damages in its pending action. In October 2009, Brendan filed a motion with the court seeking, among other things, leave to file a third amended complaint to add various additional claims, including a claim under the Florida Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and claims for civil conspiracy, promissory estoppel and constructive fraud. In January 2010, the court ruled that Brendan may not amend the complaint to assert claims for violation of Florida’s RICO Act or for civil conspiracy, and WFSI filed a motion to dismiss the additional claims, including the claims for promissory estoppel and constructive fraud. In April 2010, the court dismissed the additional claims with prejudice. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

Item 1A.	Risk Factors

Our risk factors are contained in “Item 1A – Risk Factors” of our 2009 10-K Report. There were no material changes to the risk factors during the first quarter of 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs

1/1/10-1/31/10	—	$—	—	$—	$50,000,000
2/1/10-2/28/10	—	—	—	—	50,000,000
3/1/10-3/31/10	327	27.97	—	—	50,000,000

Total	327	$27.97	—	$—

The above shares relate to the purchase of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards. Accordingly, the authorized stock repurchases under publicly announced plans or programs remained at $50.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2010	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)