Form 10-Q
period 2010-06-30
WORLD FUEL SERVICES CORP
filed 2010-08-03
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The registrant had a total of 59,513,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 27, 2010.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30, 2010	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$297,386	$298,843
Short-term investments	10,000	8,100
Accounts receivable, net	1,115,878	951,398
Inventories	140,693	126,793
Short-term derivative assets, net	10,171	11,853
Prepaid expenses and other current assets	81,082	66,991

Total current assets	1,655,210	1,463,978

Property and equipment, net	47,840	38,777
Goodwill	156,328	153,841
Identifiable intangible assets, net	68,804	72,805
Other assets	15,261	11,827

Total assets	$1,943,443	$1,741,228

Liabilities and equity:
Liabilities:
Current liabilities:
Short-term debt	$6,259	$6,684
Accounts payable	947,214	796,978
Short-term derivative liabilities, net	10,970	9,133
Customer deposits	52,582	63,967
Accrued expenses and other current liabilities	71,106	70,980

Total current liabilities	1,088,131	947,742
Long-term debt	4,728	9,925
Non-current income tax liabilities, net	38,975	39,164
Deferred compensation and other long-term liabilities	10,632	11,148

Total liabilities	1,142,466	1,007,979

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 59,514 and 59,385 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	595	594
Capital in excess of par value	215,822	213,414
Retained earnings	581,441	515,218
Accumulated other comprehensive income	2,680	3,795

Total World Fuel shareholders’ equity	800,538	733,021
Noncontrolling interest equity	439	228

Total equity	800,977	733,249

Total liabilities and equity	$1,943,443	$1,741,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009

Revenue	$4,397,275	$2,533,340	$8,315,296	$4,547,283
Cost of revenue	4,289,706	2,441,772	8,108,909	4,368,380

Gross profit	107,569	91,568	206,387	178,903

Operating expenses:
Compensation and employee benefits	38,900	35,079	73,701	68,872
Provision for bad debt	1,696	464	2,065	922
General and administrative	21,909	19,898	43,432	39,877

Total operating expenses	62,505	55,441	119,198	109,671

Income from operations	45,064	36,127	87,189	69,232

Non-operating expenses, net:
Interest expense and other financing costs, net	841	803	1,481	1,938
Other income, net	(593)	(242)	(629)	(21)

Total non-operating expenses, net	248	561	852	1,917

Income before income taxes	44,816	35,566	86,337	67,315
Provision for income taxes	7,765	7,623	15,446	13,553

Net income including noncontrolling interest	37,051	27,943	70,891	53,762
Less: net income attributable to noncontrolling interest	74	201	211	190

Net income attributable to World Fuel	$36,977	$27,742	$70,680	$53,572

Basic earnings per share	$0.62	$0.47	$1.19	$0.91

Basic weighted average common shares	59,418	58,864	59,371	58,586

Diluted earnings per share	$0.61	$0.46	$1.17	$0.91

Diluted weighted average common shares	60,685	59,846	60,646	59,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Comprehensive income:
Net income	—	—	—	70,680	—	70,680	211	70,891
Foreign currency translation adjustment	—	—	—	—	(1,115)	(1,115)	—	(1,115)

Comprehensive income					—	69,565	211	69,776

Cash dividends declared	—	—	—	(4,457)	—	(4,457)	—	(4,457)
Amortization of share-based payment awards	—	—	3,717	—	—	3,717	—	3,717
Issuance of shares related to share-based payment awards	184	2	208	—	—	210	—	210
Purchases of stock tendered by employees to satisfy the required withholding taxes related to payment awards share-based	(55)	(1)	(1,517)	—	—	(1,518)	—	(1,518)

Balance at June 30, 2010	59,514	$595	$215,822	$581,441	$2,680	$800,538	$439	$800,977

Balance at December 31, 2008	58,590	$586	$204,749	$406,953	$(4,401)	$607,887	$259	$608,146
Comprehensive income:
Net income	—	—	—	53,572	—	53,572	190	53,762
Foreign currency translation adjustment	—	—	—	—	4,327	4,327	—	4,327
Change in effective portion of cash flow hedges, net of income tax expense of $596	—	—	—	—	1,538	1,538	—	1,538

Comprehensive income					—	59,437	190	59,627

Cash dividends declared	—	—	—	(4,422)	—	(4,422)	—	(4,422)
Distribution of noncontrolling interest	—	—	—	—	—	—	(276)	(276)
Amortization of share-based payment awards	—	—	3,885	—	—	3,885	—	3,885
Issuance of shares related to share-based payment awards	720	7	6,853	—	—	6,860	—	6,860
Purchases of stock tendered by employees to satisfy the required withholding taxes related to payment awards share-based	(42)	(1)	(2,876)	—	—	(2,877)	—	(2,877)

Balance at June 30, 2009	59,268	$592	$212,611	$456,103	$1,464	$670,770	$173	$670,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$70,891	$53,762

Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	8,624	8,140
Provision for bad debt	2,065	922
Gain on short-term investments	(1,900)	—
Deferred income tax (benefit) provision	(1,272)	3,184
Share-based payment award compensation costs	3,717	3,885
Foreign currency losses (gains), net	428	(192)
Other	(96)	525
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(163,387)	(78,048)
Inventories	(13,959)	(40,371)
Short-term derivative assets, net	1,682	34,300
Prepaid expenses and other current assets	(16,879)	23,013
Other assets	(1,606)	(839)
Accounts payable	142,955	140,171
Customer deposits	(11,457)	1,250
Short-term derivative liabilities, net	1,837	(13,434)
Accrued expenses and other current liabilities	811	(16,842)
Non-current income tax liabilities, net, deferred compensation and other long-term liabilities	1,318	1,559

Total adjustments	(47,119)	67,223

Net cash provided by operating activities	23,772	120,985

Cash flows from investing activities:
Capital expenditures	(4,153)	(3,311)
Purchases of short-term investments	—	(25,185)
Proceeds from the sale of short-term investments	—	20,006
Acquisition of business, net of cash acquired	(8,315)	(51,982)

Net cash used in investing activities	(12,468)	(60,472)

Cash flows from financing activities:
Dividends paid on common stock	(4,457)	(3,302)
Distribution of noncontrolling interest	—	(276)
Repayments of debt other than senior revolving credit facility	(5,521)	(19,985)
Borrowings from noncontrolling shareholders of a subsidiary	—	2,544
Proceeds from exercise of stock options	85	1,013
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(1,518)	(2,877)

Net cash used in financing activities	(11,411)	(22,883)

Effect of exchange rate changes on cash and cash equivalents	(1,350)	829

Net (decrease) increase in cash and cash equivalents	(1,457)	38,459
Cash and cash equivalents, beginning of period	298,843	314,352

Cash and cash equivalents, end of period	$297,386	$352,811

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended June 30, 2010 and 2009, but not yet paid, totaled $2.2 million at June 30, 2010 and 2009 and were paid in July 2010 and 2009.

During the six months ended June 30, 2009, we issued $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities and deferred compensation and other liabilities in the amount of $4.5 million and $1.3 million, respectively.

In connection with our April 2009 acquisition of Henty (see Note 1), we recorded an increase in other long-term liabilities and goodwill of £4.2 million ($6.2 million) related to an Earn-out.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash, and liabilities assumed based on their estimated fair value:

	For the Six Months ended June 30,
	2010	2009
Assets acquired, net of cash	$15,874	$71,225

Liabilities assumed	$1,158	$13,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Acquisitions and Significant Accounting Policies

Acquisitions

2010 Acquisitions

In July 2010, we completed the acquisition of certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the “Lakeside business”). The Lakeside business, based in Milwaukee, Wisconsin, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers. The estimated aggregate purchase price of the acquired net assets was $44.2 million, which is subject to change based on the finalization of the value of certain net assets acquired. The allocation of the purchase price is not available due to the proximity of the acquisition date to the filing date of this 10-Q Report. The financial position and results of operations of the Lakeside business are not reflected in our consolidated financial statements as of and for the three and six months ended June 30, 2010 as the acquisition was completed in July 2010.

In January 2010, we completed the acquisition of certain assets of Falmouth Oil Services Limited (the “FOS business”). The FOS business is primarily a marine oil terminal for fuel oil and diesel strategically located in the United Kingdom, which we used for fuel storage prior to the acquisition. The financial position and results of operations of the FOS business have been included in our consolidated financial statements since January 1, 2010. The revenue and net income contributed by our acquisition of the FOS business is not significant as there were no significant third-party customers of the FOS business and it has been integrated into our existing business.

The aggregate purchase price of the acquired net assets of the FOS business was £9.2 million ($14.9 million) which consisted of £5.2 million ($8.5 million) in cash and the extinguishment of certain receivables from Falmouth Oil Services Limited of £4.0 million ($6.4 million). The purchase price for the acquisition of the FOS business was allocated to the acquired net assets based on their estimated fair value: fixed assets of $9.5 million, intangible assets, primarily goodwill, of $2.7 million and net working capital of $2.7 million. At June 30, 2010, we had not yet completed the allocation of the purchase price for the acquisition of the FOS business since the valuation of the acquired assets, including goodwill and assumed liabilities, had not been completed. All of the goodwill is anticipated to be deductible for tax purposes.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), an independent provider of marine and land based fuels in the United Kingdom. Henty services three ports on the Irish Sea and provides fuel and gas oil to a broad range of customers throughout the United Kingdom. For the three and six months ended June 30, 2010, Henty contributed revenue of $59.7 million and $112.7 million, respectively, and net income of $0.8 million and $1.3 million, respectively. The Henty purchase agreement includes a contingent consideration clause (the “Earn-out”) based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £9.0 million ($13.6 million as of June 30, 2010) if all operating targets are achieved. As of the acquisition date, we estimated the fair value of the Earn-out to be £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration. We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period. The change in the estimated fair value of the Earn-out from the acquisition date to June 30, 2010 was not significant.

Also in April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily an independent distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators.

Pro Forma Information

The following presents the unaudited pro forma results for the six months ended June 30, 2009 as if the Henty and TGS business acquisitions had been completed on January 1, 2009 (in thousands, except per share data):

For the Six Months ended June 30, 2009
(pro forma)
Revenue	$4,613,041
Net income attributable to World Fuel	$54,446

Earnings per share:
Basic	$0.93
Diluted	$0.92

The FOS business is not included in the pro forma information above as its impact on the pro forma amounts is not significant. Pro forma information related to the Lakeside business is not available due to the proximity of the acquisition date to the filing of these financial statements.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2009 10-K Report.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include our accounts and those of our majority-owned or controlled subsidiaries, after elimination of all significant intercompany accounts, transactions and profits.

In November 2009, we announced a two-for-one split of our common stock. All references to number of shares and per share amounts in the financial statements and notes to the financial statements reflect the stock split.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Goodwill

Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. During the six months ended June 30, 2010, goodwill increased by an aggregate $2.5 million and was recorded in our marine segment; $2.7 million as a result of the acquisition of the FOS business (see Note 1) partially offset by a reduction in goodwill of $0.2 million as a result of foreign currency translation adjustments of our Brazilian subsidiary.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three and six months ended June 30, 2010, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $1.5 million and $4.6 million, as compared to $1.5 million and $3.3 million during the three months and six months ended June 30, 2009, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) relating to improved disclosures about the credit quality of financing receivables and the related allowance for credit losses. This ASU will be effective for interim and annual periods beginning on or after December 15, 2010. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Scope Exception Related to Embedded Credit Derivatives. In July 2010, we adopted an ASU for embedded credit derivatives. This ASU clarifies that the type of embedded credit derivatives that are exempt from embedded derivative bifurcation requirements relates only to the subordination of one financial instrument to another. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Revenue Recognition: Multiple-Deliverable Revenue Arrangements. In July 2010, we adopted an ASU regarding revenue recognition relating to multiple-deliverable revenue arrangements. This ASU requires expanded qualitative and quantitative disclosures and will be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. In the first quarter of 2010, we adopted an ASU relating to additional disclosures regarding fair value measurements. The adoption of this ASU resulted in additional fair value disclosures (see Note 8) and did not have a material impact on our consolidated financial statements.

Variable Interest Entities. In the first quarter of 2010, we adopted an ASU regarding the consolidation of variable interest entities. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Accounting for Transfers of Financial Assets. In the first quarter of 2010, we adopted an ASU regarding the accounting and disclosure requirements for transfers of financial assets and extinguishment of liabilities. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

2.	Short-Term Investments

At December 31, 2009, our short-term investments consisted of commercial paper valued at $8.1 million, with a par value of $10.0 million, as a result of a $1.9 million impairment charge recorded in September 2007. During the second quarter of 2010, we recorded a gain of $1.9 million, which is reflected in other income, net in the consolidated statements of income, due to the collection of the full par value of $10.0 million in July 2010.

3.	Derivatives

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

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts, which do not qualify for hedge accounting; to offer our customers fuel pricing alternatives to meet their needs; and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of June 30, 2010, our derivative instruments were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark to Market Prices	Mark to Market Gains (Losses)
Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	4,714	GAL	$(0.064)	$(303)
	2010	Commodity contracts for inventory hedging (short)	30,072	GAL	0.064	1,939
	2010	Commodity contracts for firm commitment hedging (long)	256	MT	(13.004)	(3,329)
	2010	Commodity contracts for firm commitment hedging (short)	54	MT	31.315	1,691
	2010	Commodity contracts for inventory hedging (short)	63	MT	3.556	224
	2011	Commodity contracts for firm commitment hedging (long)	5	MT	(46.800)	(234)

						$(12)

Non-Designated	2010	Commodity contracts (long)	64,447	GAL	$0.036	$2,343
	2010	Commodity contracts (short)	64,115	GAL	(0.027)	(1,716)
	2010	Commodity contracts (long)	537	MT	(15.415)	(8,278)
	2010	Commodity contracts (short)	535	MT	18.307	9,794
	2010	Foreign currency contracts (long)	2,670	BRL	(0.006)	(15)
	2010	Foreign currency contracts (long)	1,612,558	CLP	(0.000)	(50)
	2010	Foreign currency contracts (long)	980	GBP	0.006	6
	2010	Foreign currency contracts (long)	43,500	MXN	0.001	34
	2010	Foreign currency contracts (long)	8,476	NOK	(0.001)	(5)
	2010	Foreign currency contracts (long)	5,896	SGD	0.002	9
	2010	Foreign currency contracts (short)	900	CAD	0.011	10
	2010	Foreign currency contracts (short)	7,000	EUR	0.010	71
	2010	Foreign currency contracts (short)	10,844	GBP	(0.021)	(230)
	2011	Commodity contracts (long)	5,562	GAL	0.087	484
	2011	Commodity contracts (short)	5,562	GAL	(0.076)	(422)
	2011	Commodity contracts (long)	34	MT	(21.353)	(726)
	2011	Commodity contracts (short)	34	MT	26.794	911
	2012	Commodity contracts (long)	100	GAL	0.130	13
	2012	Commodity contracts (short)	100	GAL	(0.130)	(13)

						$2,220

For information on the fair value of the hedged items associated with fair value hedging, see Note 8.

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		June 30,	December 31,
	Balance Sheet Location	2010	2009
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$3,315	$1,633
Commodity contracts	Short-term derivative liabilities, net	853	187

		4,168	1,820

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	13,169	10,652
Commodity contracts	Short-term derivative liabilities, net	4,801	1,701
Commodity contracts	Other assets	332	169
Commodity contracts	Deferred compensation and other long-term liabilities	—	2

Foreign exchange contracts	Short-term derivative assets, net	—	4
Foreign exchange contracts	Short-term derivative liabilities, net	141	11

		18,443	12,539

		$22,611	$14,359

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$699	$74
Commodity contracts	Short-term derivative liabilities, net	3,481	3,367

		4,180	3,441

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	2,675	362
Commodity contracts	Short-term derivative liabilities, net	12,973	10,727
Commodity contracts	Deferred compensation and other long-term liabilities	264	127
Foreign exchange contracts	Short-term derivative liabilities, net	311	166

		16,223	11,382

		$20,403	$14,823

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2010	2009			2010	2009
Three months ended June 30,
Commodity contracts	Revenue	$(8,032)	$7,270	Firm commitments	Revenue	$8,306	$(8,506)
Commodity contracts	Cost of revenue	2,249	(11,189)	Firm commitments	Cost of revenue	(2,875)	10,756
Commodity contracts	Cost of revenue	11,605	(11,691)	Inventories	Cost of revenue	(10,243)	13,338

		$5,822	$(15,610)			$(4,812)	$15,588

Six months ended June 30,
Commodity contracts	Revenue	$(2,546)	$8,582	Firm commitments	Revenue	$3,295	$(9,103)
Commodity contracts	Cost of revenue	2,744	(11,532)	Firm commitments	Cost of revenue	(3,683)	10,449
Commodity contracts	Cost of revenue	8,720	(11,286)	Inventories	Cost of revenue	(5,514)	14,195

		$8,918	$(14,236)			$(5,902)	$15,541

There were no gains or losses for the three and six months ended June 30, 2010 and 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and the effect and the financial statement location on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)
	2010	2009		2010	2009
Three months ended June 30,
Foreign exchange contracts	$—	$648	Cost of revenue	$417	$(13)
Foreign exchange contracts	—	1,288	Operating expenses	—	(7)
Foreign exchange contracts	—	—	Other income, net	252	—

	$—	$1,936		$669	$(20)

Six months ended June 30,
Foreign exchange contracts	$1,902	$555	Cost of revenue	$1,210	$(169)
Foreign exchange contracts	—	1,092	Operating expenses	—	(318)
Foreign exchange contracts	252	—	Other income, net	252	—

	$2,154	$1,647		$1,462	$(487)

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income would be reclassified to the consolidated statements of income. During the six months ended June 30, 2010, a net realized gain of $0.7 million representing the fair value of hedging instruments at the date of de-designation, due to the hedged forecasted foreign currency cash outflows no longer being probable, was reclassified from accumulated other comprehensive income to other income, net in the consolidated statements of income.

During the three and six months ended June 30, 2010 and 2009, there were no amounts recognized in the consolidated statements of income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		2010	2009
Three months ended June 30,
Commodity contracts	Revenue	$(561)	$(3,674)
Commodity contracts	Cost of revenue	2,392	8,309
Foreign exchange contracts	Other income, net	(560)	826

		$1,271	$5,461

Six months ended June 30,
Commodity contracts	Revenue	$771	$(407)
Commodity contracts	Cost of revenue	2,248	3,891
Foreign exchange contracts	Other income, net	382	1,463

		$3,401	$4,947

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The following table presents the net liability for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered (in thousands):

As of June 30, 2010
Aggregate fair value amounts of derivative instruments that are in a net liability position	$1,978
Less: aggregate fair value of assets posted as collateral	—

Aggregate fair value of additional assets that would be required to be posted as collateral and/or needed to settle the instruments immediately, if the contingent features were triggered	$1,978

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to World Fuel	$36,977	$27,742	$70,680	$53,572

Denominator:
Weighted average common shares for basic earnings per share	59,418	58,864	59,371	58,586
Effect of dilutive securities	1,267	982	1,275	546

Weighted average common shares for diluted earnings per share	60,685	59,846	60,646	59,132

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	297	818	205	1,378

Basic earnings per share	$0.62	$0.47	$1.19	$0.91

Diluted earnings per share	$0.61	$0.46	$1.17	$0.91

5.	Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest income and interest expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Interest income	$(163)	$(349)	$(349)	$(609)
Interest expense and other financing costs	1,004	1,152	1,830	2,547

	$841	$803	$1,481	$1,938

6.	Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Income tax provision	$7,765	$7,623	$15,446	$13,553

Effective income tax rate	17.3%	21.4%	17.9%	20.1%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2010 and 2009 was calculated based on the estimated effective tax rate for the full 2010 and 2009 fiscal years. However, the actual effective tax rate for the full 2010 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned. The lower effective tax rate for the three and six months ended June 30, 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the corresponding periods in 2009.

7.	Commitments and Contingencies

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”), is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida, seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $3.5 million in damages, plus interest and attorneys fees, in its pending action. In October 2009, Brendan filed a motion with the court seeking, among other things, leave to file a third amended complaint to add various additional claims, including a claim under the Florida Racketeer Influenced and Corrupt Organizations (“RICO”) Act, and claims for civil conspiracy, promissory estoppel and constructive fraud. In January 2010, the court ruled that Brendan may not amend the complaint to assert claims for violation of Florida’s RICO Act or for civil conspiracy, and WFSI filed a motion to dismiss the additional claims, including the claims for promissory estoppel and constructive fraud. In April 2010, the court dismissed the additional claims with prejudice. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

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

Other Matters

As of June 30, 2010, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

8.	Fair Value Measurements

Information about our assets and liabilities that are measured at fair value on a recurring basis is as follows (in thousands):

As of June 30, 2010	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Hedged item inventories	—	(1,973)	—	(1,973)	—	(1,973)
Commodity contracts	2,208	20,262	—	22,470	(11,967)	10,503
Foreign exchange contracts	—	141	—	141	(141)	—
Hedged item commitments	—	4,511	—	4,511	(1,179)	3,332

	$2,314	$22,941	$—	$25,255	$(13,287)	$11,968

Liabilities:
Commodity contracts	$22	$20,070	$—	$20,092	$(9,028)	$11,064
Foreign exchange contracts	—	311	—	311	(141)	170
Hedged item commitments	—	2,005	—	2,005	(1,179)	826
Earn-out	—	—	6,225	6,225	—	6,225

	$22	$22,386	$6,225	$28,633	$(10,348)	$18,285

As of December 31, 2009	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Commodity contracts	191	14,153	—	14,344	(2,326)	12,018
Foreign exchange contracts	—	—	15	15	(11)	4
Hedged item inventories	—	5,568	—	5,568	—	5,568
Hedged item commitments	—	407	—	407	(3)	404

	$297	$20,128	$15	$20,440	$(2,340)	$18,100

Liabilities:
Commodity contracts	$2,944	$11,710	$3	$14,657	$(5,554)	$9,103
Foreign exchange contracts	—	—	166	166	(11)	155
Hedged item commitments	—	1,486	—	1,486	(3)	1,483
Earn-out	—	—	6,728	6,728	—	6,728

	$2,944	$13,196	$6,897	$23,037	$(5,568)	$17,469

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

For our derivative related contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value of cash collateral paid or received against fair value amounts recognized for net derivative related positions executed with the same counterparty under the same master netting or offset agreement.

The amount recognized for the obligation to return cash collateral that has been offset against fair value assets included within netting and collateral in the above table was $1.1 million as of June 30, 2010. There were no such offsets in the above table as of December 31, 2009. There were no amounts recognized for the right to reclaim cash collateral that has been offset against fair value liabilities included within netting and collateral in the above table as of June 30, 2010 as compared to $3.2 million at December 31, 2009.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains (Losses) Included in Earnings	Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	Contingent Consideration	Settlements	End of Period, Assets (Liabilities)	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended June 30, 2010
Commodity contracts, net	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts, net	—	—	—	—	—	—	—
Earn-out	(6,323)	98	—	—	—	(6,225)	98

	$(6,323)	$98	$—	$—	$—	$(6,225)	$98

Three months ended June 30, 2009
Commodity contracts, net	$(1,737)	$—	$—	$—	$1,737	$—	$—
Foreign exchange contracts, net	(1,233)	126	1,960	—	(63)	790	790
Earn-out	—	(680)	—	(6,177)	—	(6,857)	(680)

	$(2,970)	$(554)	$1,960	$(6,177)	$1,674	$(6,067)	$110

Six months ended June 30, 2010
Commodity contracts, net	$(2)	$—	$—	$—	$2	$—	$—
Foreign exchange contracts, net	(151)	—	—	—	151	—	—
Earn-out	(6,728)	503	—	—	—	(6,225)	503

	$(6,881)	$503	$—	$—	$153	$(6,225)	$503

Six months ended June 30, 2009
Commodity contracts, net	$(4,953)	$(1,737)	$—	$—	$6,690	$—	$—
Foreign exchange contracts, net	(1,485)	189	1,762	—	324	790	790
Hedged item commitments	(298)	—	—	—	298	—	—
Earn-out	—	(680)	—	(6,177)	—	(6,857)	(680)

	$(6,736)	$(2,228)	$1,762	$(6,177)	$7,312	$(6,067)	$110

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no transfers between Level 1, 2 or 3 during the periods presented. In addition, there were no Level 3 purchases, sales or issuances for the periods presented. The unrealized gains or losses on the Earn-out shown in the above table represent foreign currency gains or losses recorded during the respective periods.

9.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisitions have been included in our respective operating segments as of their respective acquisition dates as follows: the FOS business has been included in our marine segment since January 1, 2010, the TGS business has been included in our land segment since April 1, 2009 and Henty has been included in our land and marine segments since April 1, 2009. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Revenue:
Marine segment	$2,276,651	$1,381,496	$4,375,263	$2,484,358
Aviation segment	1,691,042	832,166	3,150,766	1,542,581
Land segment	429,582	319,678	789,267	520,344

	$4,397,275	$2,533,340	$8,315,296	$4,547,283

Gross profit:
Marine segment	$43,204	$40,347	$82,593	$87,439
Aviation segment	52,887	39,744	101,262	71,765
Land segment	11,478	11,477	22,532	19,699

	$107,569	$91,568	$206,387	$178,903

Income from operations:
Marine segment	$23,972	$22,639	$43,980	$51,981
Aviation segment	28,701	17,727	55,395	29,399
Land segment	1,780	3,882	4,128	4,971

	54,453	44,248	103,503	86,351
Corporate overhead	(9,389)	(8,121)	(16,314)	(17,119)

	$45,064	$36,127	$87,189	$69,232

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,314 and $8,415 at June 30, 2010 and December 31, 2009, respectively	$711,098	$663,411
Aviation segment, net of allowance for bad debt of $7,425 and $7,878 June 30, 2010 and December 31, 2009, respectively	318,096	227,689
Land segment, net of allowance for bad debt of $3,568 and $3,397 at June 30, 2010 and December 31, 2009, respectively	86,684	60,298

	$1,115,878	$951,398

Total assets:
Marine segment	$885,798	$854,331
Aviation segment	496,992	391,558
Land segment	240,530	207,722
Corporate	320,123	287,617

	$1,943,443	$1,741,228

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our 2009 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion contains forward-looking statements as described in the “Forward-Looking Statements” below. Our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Part I of our 2009 10-K report under “Item 1A – Risk Factors.”

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 10-Q Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” under Part I of our 2009 10-K Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of operations for the three and six months ended June 30, 2009 do not include the results of operations of Falmouth Oil Services Limited (the “FOS business”) since this acquisition was not completed until January 2010 or the results of operations of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”) and TGS Petroleum, Inc. (the “TGS business”) prior to April 2009 since these acquisitions were not completed until April 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Our revenue for the second quarter of 2010 was $4.4 billion, an increase of $1.9 billion, or 73.6%, as compared to the second quarter of 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2010	2009	$ Change
Marine segment	$2,276,651	$1,381,496	$895,155
Aviation segment	1,691,042	832,166	858,876
Land segment	429,582	319,678	109,904

	$4,397,275	$2,533,340	$1,863,935

Our marine segment contributed $2.3 billion in revenue for the second quarter of 2010, an increase of $0.9 billion, or 64.8%, as compared to the second quarter of 2009. Of the total increase in marine segment revenue, $618.9 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the second quarter of 2010 compared to the second quarter of 2009. The remaining increase of $276.3 million was due to increased volume primarily due to additional sales to both new and existing customers.

Our aviation segment contributed $1.7 billion in revenue for the second quarter of 2010, an increase of $0.9 billion as compared to the second quarter of 2009. Of the total increase in aviation segment revenue, $400.0 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the second quarter of 2010 as compared to the second quarter of 2009. The remaining increase of $458.9 million was due to increased sales volume primarily due to additional sales to both new and existing customers.

Our land segment contributed $429.6 million in revenue for the second quarter of 2010, an increase of $109.9 million, or 34.4%, as compared to the second quarter of 2009. Of the total increase in land segment revenue, $72.2 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the second quarter of 2010 as compared to the second quarter of 2009. The remaining increase of $37.7 million was due to increased sales volume primarily due to additional sales to both new and existing customers.

Gross Profit. Our gross profit for the second quarter of 2010 was $107.6 million, an increase of $16.0 million, or 17.5%, as compared to the second quarter of 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2010	2009	$ Change
Marine segment	$43,204	$40,347	$2,857
Aviation segment	52,887	39,744	13,143
Land segment	11,478	11,477	1

	$107,569	$91,568	$16,001

Our marine segment gross profit for the second quarter of 2010 was $43.2 million, an increase of $2.9 million, or 7.1%, as compared to the second quarter of 2009. The increase in marine segment gross profit was due to $8.1 million in increased sales volume from new and existing customers, partially offset by $5.2 million in decreased gross profit per metric ton sold primarily due to periodic fluctuations in customer mix.

Our aviation segment gross profit for the second quarter of 2010 was $52.9 million, an increase of $13.1 million, or 33.1%, as compared to the second quarter of 2009. The increase in aviation segment gross profit was due to $17.2 million in increased sales volume from both new and existing customers partially offset by $4.1 million in decreased gross profit per gallon sold primarily due to periodic fluctuations in the business mix.

Our land segment gross profit was $11.5 million for the second quarter of 2010 and 2009. The land segment gross profit was unchanged from the prior year as a result of increased sales volume to new and existing customers, which was equally offset by a decreased gross profit per gallon sold primarily due to our effort to add sales volume.

Operating Expenses. Total operating expenses for the second quarter of 2010 were $62.5 million, an increase of $7.1 million, or 12.7%, as compared to the second quarter of 2009. The following table sets forth our expense categories (in thousands):

	For the Three Months ended June 30,
	2010	2009	$ Change
Compensation and employee benefits	$38,900	$35,079	$3,821
Provision for bad debt	1,696	464	1,232
General and administrative	21,909	19,898	2,011

	$62,505	$55,441	$7,064

Of the total increase in operating expenses, $3.8 million was related to compensation and employee benefits, $1.2 million was related to provision for bad debt and $2.0 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to additional salaries for new hires to support our growing global business and increases in incentive and share-based compensation. The higher provision for bad debt was primarily due to a significantly higher overall accounts receivable balance in 2010 compared to 2009 which resulted from increases in average fuel prices and sales volume. The increase in general and administrative expenses was primarily due to increases related to professional fees, business travel, telecommunications and office rent.

Income from Operations. Our income from operations for the second quarter of 2010 was $45.1 million, an increase of $8.9 million, or 24.7%, as compared to the second quarter of 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended June 30,
	2010	2009	$ Change
Marine segment	$23,972	$22,639	$1,333
Aviation segment	28,701	17,727	10,974
Land segment	1,780	3,882	(2,102)

	54,453	44,248	10,205
Corporate overhead - unallocated	(9,389)	(8,121)	(1,268)

	$45,064	$36,127	$8,937

Our marine segment earned $24.0 million in income from operations for the second quarter of 2010, an increase of $1.3 million, or 5.9%, as compared to the second quarter of 2009. This increase resulted from a $2.9 million increase in gross profit partially offset by increased operating expenses of $1.6 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our aviation segment income from operations was $28.7 million for the second quarter of 2010, an increase of $11.0 million, or 61.9%, as compared to the second quarter of 2009. This increase resulted from $13.1 million in higher gross profit partially offset by increased operating expenses of $2.1 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits and provision for bad debt partially offset by a decrease in general and administrative expenses.

Our land segment income from operations was $1.8 million for the second quarter of 2010, a decrease of $2.1 million as compared to the second quarter of 2009. This decrease resulted from our continued investment in infrastructure to support growth in the land segment and was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $9.4 million for the second quarter of 2010, an increase of $1.3 million, or 15.6%, as compared to the second quarter of 2009. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses.

Non-Operating Expenses, net. For the second quarter of 2010, we had non-operating expenses, net of $0.3 million, a decrease of $0.3 million, or 56.0% , as compared to the second quarter of 2009. This decrease was primarily due to the recording of a $1.9 million gain related to our short-term investments during the second quarter of 2010 partially offset by increased foreign exchange losses during the second quarter of 2010 as compared to the corresponding period of 2009.

Taxes. For the second quarter of 2010, our effective tax rate was 17.3% and our income tax provision was $7.8 million, as compared to an effective tax rate of 21.4% and an income tax provision of $7.6 million for the second quarter of 2009. The lower effective tax rate for the second quarter of 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for the second quarter of 2010 was $37.0 million, an increase of $9.2 million, or 33.3%, as compared to the second quarter of 2009. Diluted earnings per share for the second quarter of 2010 was $0.61 per share, an increase of $0.15 per share, or 32.6%, as compared to the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Our revenue for the first six months of 2010 was $8.3 billion, an increase of $3.8 billion, or 82.9%, as compared to the first six months of 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2010	2009	$ Change
Marine segment	$4,375,263	$2,484,358	$1,890,905
Aviation segment	3,150,766	1,542,581	1,608,185
Land segment	789,267	520,344	268,923

	$8,315,296	$4,547,283	$3,768,013

Our marine segment contributed $4.4 billion in revenue for the first six months of 2010, an increase of $1.9 billion, or 76.1%, as compared to the first six months of 2009. Of the total increase in marine segment revenue, $1.6 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first six months of 2010 compared to the first six months of 2009. The remaining increase of $0.3 billion was primarily due to increased sales volume from both new and existing customers.

Our aviation segment contributed $3.2 billion in revenue for the first six months of 2010, an increase of $1.6 billion as compared to the first six months of 2009. Of the total increase in aviation segment revenue, $892.9 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2010 as compared to the first six months of 2009. The remaining increase of $715.3 million was primarily due to increased sales volume from both new and existing customers.

Our land segment contributed $789.3 million in revenue for the first six months of 2010, an increase of $268.9 million, or 51.7%, as compared to the first six months of 2009. Of the total increase in land segment revenue, $186.8 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2010 as compared to the first six months of 2009. The remaining increase of $82.1 million was due to increased sales volume from additional sales to both new and existing customers as well as additional sales volume attributable to incremental sales from the inclusion of Henty and the TGS business in the 2010 results.

Gross Profit. Our gross profit for the first six months of 2010 was $206.4 million, an increase of $27.5 million, or 15.4%, as compared to the first six months of 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2010	2009	$ Change
Marine segment	$82,593	$87,439	$(4,846)
Aviation segment	101,262	71,765	29,497
Land segment	22,532	19,699	2,833

	$206,387	$178,903	$27,484

Our marine segment gross profit for the first six months of 2010 was $82.6 million, a decrease of $4.8 million, or 5.5%, as compared to the first six months of 2009. The decrease in marine segment gross profit was due to $15.5 million in decreased gross profit per metric ton sold primarily due to periodic fluctuations in customer mix partially offset by $10.6 million in increased sales volume from both new and existing customers.

Our aviation segment gross profit for the first six months of 2010 was $101.3 million, an increase of $29.5 million, or 41.1%, as compared to the first six months of 2009. The increase in aviation segment gross profit was due to increased sales volume from both new and existing customers.

Our land segment gross profit for the first six months of 2010 was $22.5 million, an increase of $2.8 million, or 14.4%, as compared to the first six months of 2009. The increase in land segment gross profit was primarily due to the results of Henty and the TGS business not being included in the first three months of 2009.

Operating Expenses. Total operating expenses for the first six months of 2010 were $119.2 million, an increase of $9.5 million, or 8.7%, as compared to the first six months of 2009. The following table sets forth our expense categories (in thousands):

	For the Six Months ended June 30,
	2010	2009	$ Change
Compensation and employee benefits	$73,701	$68,872	$4,829
Provision for bad debt	2,065	922	1,143
General and administrative	43,432	39,877	3,555

	$119,198	$109,671	$9,527

Of the total increase in operating expenses, $4.8 million was related to compensation and employee benefits expenses, $1.1 million was related to our provision for bad debt and $3.6 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to salaries related to employees of acquired businesses and new hires to support our growing global business. The higher provision for bad debt was primarily due to a significantly higher overall accounts receivable balance in 2010 compared to 2009, which resulted from increases in average fuel prices and sales volume. The increase in general and administrative expenses was primarily due to the inclusion of the acquired businesses as well as increases related to systems development, depreciation and amortization and business travel.

Income from Operations. Our income from operations for the first six months of 2010 was $87.2 million, an increase of $18.0 million, or 25.9%, as compared to the first six months of 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended June 30,
	2010	2009	$ Change
Marine segment	$43,980	$51,981	$(8,001)
Aviation segment	55,395	29,399	25,996
Land segment	4,128	4,971	(843)

	103,503	86,351	17,152
Corporate overhead - unallocated	(16,314)	(17,119)	805

	$87,189	$69,232	$17,957

Our marine segment earned $44.0 million in income from operations for the first six months of 2010, a decrease of $8.0 million, 15.4%, as compared to the first six months of 2009. This decrease resulted from a $4.8 million decrease in gross profit and increased operating expenses of $3.2 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses partially offset by lower provision for bad debt.

Our aviation segment income from operations was $55.4 million for the first six months of 2010, an increase of $26.0 million, or 88.4%, as compared to the first six months of 2009. This increase resulted from $29.5 million in higher gross profit partially offset by increased operating expenses of $3.5 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $4.1 million for the first six months of 2010, a decrease of $0.8 million, or 17.0%, as compared to the first six months of 2009. The decrease resulted from a $3.7 million increase in land segment operating expenses attributable to higher compensation, employee benefits and general and administrative expenses and provision for bad debt partially offset by the incremental income from operations due to the acquisitions of Henty and the TGS business.

Corporate overhead costs not charged to the business segments were $16.3 million for the first six months of 2010, a decrease of $0.8 million, or 4.7%, as compared to the first six months of 2009. The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in compensation and employee benefits partially offset by increases in general and administrative expenses.

Non-Operating Expenses, net. For the first six months of 2010, we had non-operating expenses, net of $0.9 million, a decrease of $1.1 million, or 55.6%, as compared to the first six months of 2009. This decrease was primarily due to the recording of a $1.9 million gain related to our short-term investments in 2010 and a reduction in interest expense and other financing charges during the first six months of 2010 as compared to the corresponding period of 2009 partially offset by increased foreign exchange losses during the first six months of 2010 as compared to the corresponding period of 2009.

Taxes. For the first six months of 2010, our effective tax rate was 17.9% and our income tax provision was $15.4 million, as compared to an effective tax rate of 20.1% and an income tax provision of $13.6 million for the first six months of 2009. The lower effective tax rate for the first six months of 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for the first six months of 2010 was $70.7 million, an increase of $17.1 million, or 31.9%, as compared to the first six months of 2009. Diluted earnings per share for the first six months of 2010 was $1.17 per share, an increase of $0.26 per share, or 28.6%, as compared to the first six months of 2009.

Liquidity and Capital Resources

Over the past several years the global financial markets have experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. The following table reflects the major categories of cash flows for the six months ended June 30, 2010 and 2009. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Six Months ended June 30,
	2010	2009
Net cash provided by operating activities	$23,772	$120,985
Net cash used in investing activities	(12,468)	(60,472)
Net cash used in financing activities	(11,411)	(22,883)

Operating Activities. For the six months ended June 30, 2010, net cash provided by operating activities totaled $23.8 million as compared to $121.0 million in 2009. The $97.2 million decrease in operating cash flows was primarily due to changes in net operating assets and liabilities, driven by increased sales volume and world oil prices, as compared to 2009 partially offset by increased net income.

Investing Activities. For the six months ended June 30, 2010, net cash used in investing activities was $12.5 million as compared to $60.5 million in 2009. The $48.0 million decrease in cash used in investing activities in 2010 was primarily due to the acquisitions of Henty and the TGS business in April 2009.

Financing Activities. For the six months ended June 30, 2010, net cash used in financing activities was $11.4 million as compared to $22.9 million in 2009. The $11.5 million decrease in cash flows from financing activities was primarily due to lower repayment of debt other than the Credit Facility of $14.5 million in 2010 compared to 2009.

Other Liquidity Measures

Cash and Cash Equivalents. As of June 30, 2010, we had $297.4 million of cash and cash equivalents compared to $298.8 million of cash and cash equivalents as of December 31, 2009. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Short-Term Investments. At December 31, 2009, our short-term investments consisted of commercial paper valued at $8.1 million, with a par value of $10.0 million, as a result of a $1.9 million impairment charge recorded in September 2007. During the second quarter of 2010, we recorded a gain of $1.9 million due to the collection of the full par value of $10.0 million in July 2010.

Credit Facility. Our Credit Facility permits borrowings of up to $475.0 million with a sublimit of $125.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $75.0 million, subject to the satisfaction of certain conditions. Our issued letters of credit under the Credit Facility totaled $112.9 million and $47.3 million at June 30, 2010 and December 31, 2009, respectively. We had $362.1 million of availability under our Credit Facility at June 30, 2010. The Credit Facility expires in December 2012.

Outstanding borrowings under our Credit Facility, our cash and cash equivalents and short-term investments fluctuate primarily based on operating cash flow, most significantly, the timing of receipts from our customers and payments to our suppliers. Higher interest rates can have a negative effect on our liquidity due to higher costs of borrowing under our Credit Facility.

Our Credit Facility contains certain operating and financial covenants with which we are required to comply. Our failure to comply with the operating and financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2010, we believe we were in compliance with all covenants contained in our Credit Facility.

Accounts Receivable Facility. We have a Master Accounts Receivable Purchase Agreement with a syndicate of financial institutions which establishes a facility (the “Receivable Facility”) for us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. As of June 30, 2010, no accounts receivable had been sold under the Receivable Facility. The Receivable Facility matures in September 2010 unless an event of termination occurs or the term is extended for subsequent one-year terms with the prior written consent of the syndicate of financial institutions. The Receivable Facility contains customary termination events, including, among other things, the failure to make timely payments under the Receivable Facility, the breach of covenants, and the occurrence and continuance of events of default under our Credit Facility.

Other Credit Lines. We have unsecured credit lines aggregating $40.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates. These credit lines are renewable on an annual basis. As of June 30, 2010 and December 31, 2009, our outstanding letters of credit and bank guarantees under these credit lines totaled $10.3 million and $20.2 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. There were no outstanding bankers’ acceptances under the BA Facility at June 30, 2010.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable when needed or desired on terms that are favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2009 to June 30, 2010. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2009 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Unrecognized Tax Liabilities. As of June 30, 2010, our Unrecognized Tax Liabilities were $39.0 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers. A majority of these letters of credit and bank guarantees expire within one year of issuance, and expired letters of credit or bank guarantees are renewed as needed. As of June 30, 2010, we had issued letters of credit and bank guarantees totaling $123.2 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

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

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel in the form of swaps as well as fixed price purchase and sale contracts, which do not qualify for hedge accounting, to offer our customers fuel pricing alternatives to meet their needs and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of June 30, 2010, our derivative instruments, excluding related hedged items, were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark to Market Prices	Mark to Market Gains (Losses)
Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	4,714	GAL	$(0.064)	$(303)
	2010	Commodity contracts for inventory hedging (short)	30,072	GAL	0.064	1,939
	2010	Commodity contracts for firm commitment hedging (long)	256	MT	(13.004)	(3,329)
	2010	Commodity contracts for firm commitment hedging (short)	54	MT	31.315	1,691
	2010	Commodity contracts for inventory hedging (short)	63	MT	3.556	224
	2011	Commodity contracts for firm commitment hedging (long)	5	MT	(46.800)	(234)

						$(12)

Non-Designated	2010	Commodity contracts (long)	64,447	GAL	$0.036	$2,343
	2010	Commodity contracts (short)	64,115	GAL	(0.027)	(1,716)
	2010	Commodity contracts (long)	537	MT	(15.415)	(8,278)
	2010	Commodity contracts (short)	535	MT	18.307	9,794
	2010	Foreign currency contracts (long)	2,670	BRL	(0.006)	(15)
	2010	Foreign currency contracts (long)	1,612,558	CLP	(0.000)	(50)
	2010	Foreign currency contracts (long)	980	GBP	0.006	6
	2010	Foreign currency contracts (long)	43,500	MXN	0.001	34
	2010	Foreign currency contracts (long)	8,476	NOK	(0.001)	(5)
	2010	Foreign currency contracts (long)	5,896	SGD	0.002	9
	2010	Foreign currency contracts (short)	900	CAD	0.011	10
	2010	Foreign currency contracts (short)	7,000	EUR	0.010	71
	2010	Foreign currency contracts (short)	10,844	GBP	(0.021)	(230)
	2011	Commodity contracts (long)	5,562	GAL	0.087	484
	2011	Commodity contracts (short)	5,562	GAL	(0.076)	(422)
	2011	Commodity contracts (long)	34	MT	(21.353)	(726)
	2011	Commodity contracts (short)	34	MT	26.794	911
	2012	Commodity contracts (long)	100	GAL	0.130	13
					(0.130)	(13)

						$2,220

For information on the fair value of the hedged items associated with fair value hedging, see Note 8 in “Item 1 – Financial Statements” appearing elsewhere in this 10-Q Report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2010.

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

Our risk factors are contained in “Item 1A – Risk Factors” of our 2009 10-K Report. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we have made material changes to the risk factor below:

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

In addition, the U.S. Senate, U.S. House of Representatives, U.S. Commodity Futures Trading Commission (“CFTC”), the SEC and other U.S. and foreign regulators have considered, and are expected to continue considering, greater regulation of oil, gas and other energy markets. The regulation under consideration includes, among other things, proposed position limits, climate change legislation and legislation that would require the central clearance of over-the-counter derivatives and impose margin requirements on certain market participants. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, including Title VII, titled “Wall Street Transparency and Accountability Act of 2010”. Among other things, it provides for new federal regulation of the swaps market and gives the CFTC and the SEC broad authority to regulate the swaps market and its principal participants. We are currently evaluating how this legislation will impact our business, but because of the sweeping nature of the changes to be made, as well as the need for clarifying and implementing regulations and/or technical corrections, at this time, we cannot predict whether or how our ability to conduct our business will be impacted. Some of these new regulations could lead to increased costs and liquidity requirements to participants in the swaps market. The timing and scope of this and other regulation is uncertain, but any such regulation could change the efficiency of the derivative markets and the volatility in the commodity and underlying markets and impact our ability to offer derivative and other price management products. Any of the foregoing could have a material adverse effect on our and our customers’ respective businesses, financial conditions and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2010 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs (2)
4/1/10-4/30/10	1	$27.14	—	$—	$50,000
5/1/10-5/31/10	2	26.80	—	—	50,000
6/1/10-6/30/10	3	25.61	—	—	50,000

	6	$26.30	—	$—	$50,000

(1)	These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)

In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and has no expiration date but may be suspended or discontinued at any time. As of June 30, 2010, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement by and among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte. Ltd., as borrowers, the financial institutions signatory thereto as lenders, and Bank of America, N.A., as administrative agent, dated May 21, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subjected to the liabilities of that Section. This exhibit shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in any such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2010	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)