Form 10-Q
period 2010-09-30
WORLD FUEL SERVICES CORP
filed 2010-11-02
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The registrant had a total of 69,104,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 25, 2010.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30, 2010	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$424,869	$298,843
Short-term investments	—	8,100
Accounts receivable, net	1,163,383	951,398
Inventories	219,908	126,793
Short-term derivative assets, net	10,078	11,853
Prepaid expenses and other current assets	110,778	66,991

Total current assets	1,929,016	1,463,978
Property and equipment, net	52,516	38,777
Goodwill	182,625	153,841
Identifiable intangible assets, net	82,226	72,805
Other assets	22,632	11,827

Total assets	$2,269,015	$1,741,228

Liabilities and equity:
Liabilities:
Current liabilities:
Short-term debt	$8,822	$6,684
Accounts payable	980,171	796,978
Short-term derivative liabilities, net	7,875	9,133
Customer deposits	51,419	63,967
Accrued expenses and other current liabilities	95,752	70,980

Total current liabilities	1,144,039	947,742
Long-term debt	8,348	9,925
Non-current income tax liabilities, net	40,295	39,164
Deferred compensation and other long-term liabilities	11,899	11,148

Total liabilities	1,204,581	1,007,979

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 68,717 and 59,385 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	687	594
Capital in excess of par value	443,382	213,414
Retained earnings	615,968	515,218
Accumulated other comprehensive income	4,339	3,795

Total World Fuel shareholders’ equity	1,064,376	733,021
Noncontrolling interest equity	58	228

Total equity	1,064,434	733,249

Total liabilities and equity	$2,269,015	$1,741,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009

Revenue	$4,987,074	$3,202,653	$13,302,370	$7,749,936
Cost of revenue	4,874,967	3,107,921	12,983,876	7,476,301

Gross profit	112,107	94,732	318,494	273,635

Operating expenses:
Compensation and employee benefits	43,048	32,359	116,749	101,231
Provision for bad debt	1,097	1,774	3,162	2,696
General and administrative	22,875	19,726	66,307	59,603

Total operating expenses	67,020	53,859	186,218	163,530

Income from operations	45,087	40,873	132,276	110,105

Non-operating expenses, net:
Interest expense and other financing costs, net	989	761	2,470	2,699
Other expense (income), net	209	578	(420)	557

Total non-operating expenses, net	1,198	1,339	2,050	3,256

Income before income taxes	43,889	39,534	130,226	106,849
Provision for income taxes	7,515	10,437	22,961	23,990

Net income including noncontrolling interest	36,374	29,097	107,265	82,859
Net (loss) income attributable to noncontrolling interest	(381)	25	(170)	215

Net income attributable to World Fuel	$36,755	$29,072	$107,435	$82,644

Basic earnings per share	$0.61	$0.49	$1.80	$1.40

Basic weighted average common shares	60,496	59,156	59,768	58,866

Diluted earnings per share	$0.60	$0.48	$1.76	$1.39

Diluted weighted average common shares	61,663	60,162	60,985	59,532

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	733,021	228	733,249

Comprehensive income:
Net income	—	—	—	107,435	—	107,435	(170)	107,265
Foreign currency translation adjustment	—	—	—	—	544	544	—	544

Comprehensive income					—	107,979	(170)	107,809

Cash dividends declared	—	—	—	(6,685)	—	(6,685)	—	(6,685)
Amortization of share-based payment awards	—	—	6,438	—	—	6,438	—	6,438
Issuance of shares related to share-based payment awards including income tax benefit of $6,152	187	2	6,359	—	—	6,361	—	6,361
Public offering of shares	9,200	92	218,724	—	—	218,816	—	218,816
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(55)	(1)	(1,553)	—	—	(1,554)	—	(1,554)

Balance at September 30, 2010	68,717	$687	$443,382	$615,968	$4,339	$1,064,376	$58	$1,064,434

Balance at December 31, 2008	58,590	$586	$204,749	$406,953	$(4,401)	607,887	259	608,146

Comprehensive income:
Net income	—	—	—	82,644	—	82,644	215	82,859
Foreign currency translation adjustment	—	—	—	—	6,805	6,805	—	6,805
Change in effective portion of cash flow hedges, net of income tax expense of $380	—	—	—	—	975	975	—	975

Comprehensive income						90,424	215	90,639

Cash dividends declared	—	—	—	(6,646)	—	(6,646)	—	(6,646)
Distribution of noncontrolling interest	—	—	—	—	—	—	(451)	(451)
Amortization of share-based payment awards	—	—	4,754	—	—	4,754	—	4,754
Issuance of shares related to share-based payment awards	1,102	10	6,852	—	—	6,862	—	6,862
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(274)	(2)	(5,032)	—	—	(5,034)	—	(5,034)

Balance at September 30, 2009	59,418	$594	$211,323	$482,951	$3,379	$698,247	$23	$698,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interest	$107,265	$82,859

Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,093	13,127
Provision for bad debt	3,162	2,696
Gain on short-term investments	(1,900)	—
Deferred income tax (benefit) provision	(1,519)	5,916
Share-based payment award compensation costs	6,438	4,754
Foreign currency losses (gains), net	71	(1,671)
Other	47	773
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(183,779)	(176,589)
Inventories	(93,083)	(68,261)
Short-term derivative assets, net	1,838	54,064
Prepaid expenses and other current assets	(33,313)	19,777
Other assets	(10,705)	(784)
Accounts payable	163,824	215,353
Customer deposits	(13,526)	11,860
Short-term derivative liabilities, net	(2,915)	(43,092)
Accrued expenses and other current liabilities	11,004	(6,648)
Non-current income tax liabilities, net, deferred compensation and other long-term liabilities	1,026	3,021

Total adjustments	(140,237)	34,296

Net cash (used in) provided by operating activities	(32,972)	117,155

Cash flows from investing activities:
Capital expenditures	(7,900)	(5,234)
Purchases of short-term investments	—	(25,185)
Proceeds from the sale of short-term investments	10,000	25,185
Acquisition of businesses, net of cash acquired	(46,015)	(51,982)

Net cash used in investing activities	(43,915)	(57,216)

Cash flows from financing activities:
Dividends paid on common stock	(6,685)	(5,519)
Distribution of noncontrolling interest	—	(451)
Repayments of debt other than senior revolving credit facility	(5,523)	(19,980)
Payments of senior revolving credit facility loan costs	(8,518)	—
Borrowings from noncontrolling shareholders of a subsidiary	—	1,792
Proceeds from exercise of stock options	85	1,013
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	6,152	—
Proceeds from sale of equity shares, net of expenses	218,816	—
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(1,554)	(5,034)

Net cash provided by (used in) financing activities	202,773	(28,179)

Effect of exchange rate changes on cash and cash equivalents	140	2,392

Net increase in cash and cash equivalents	126,026	34,152
Cash and cash equivalents, beginning of period	298,843	314,352

Cash and cash equivalents, end of period	$424,869	$348,504

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the nine months ended September 30, 2010 and 2009, but not yet paid, totaled $2.2 million at September 30, 2010 and 2009 and were paid in October 2010 and 2009.

As of September 30, 2010, we had accrued capital expenditures totaling $2.7 million, which was recorded in accrued expenses and other current liabilities and deferred compensation and other long-term liabilities in the amount of $1.6 million and $1.1 million, respectively.

In connection with our acquisitions, we issued promissory notes of $6.0 million and $4.3 million in July 2010 and April 2009, respectively. As of September 30, 2010, we recorded a payable to the sellers of the Lakeside business (see Note 1) related to a purchase price adjustment, which was recorded in accrued expenses and other current liabilities.

During the nine months ended September 30, 2009, we issued $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities and deferred compensation and other long-term liabilities in the amount of $4.5 million and $1.3 million, respectively.

In April 2009, in connection with our acquisition of Henty (see Note 1), we recorded a long-term liability and goodwill of £4.2 million ($6.2 million) related to an Earn-out.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash, and liabilities assumed based on their estimated fair value:

	For the Nine Months ended September 30,
	2010	2009
Assets acquired, net of cash	$83,766	$71,225

Liabilities assumed	$23,217	$13,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Acquisitions and Significant Accounting Policies

Acquisitions

2010 Acquisitions

In October 2010, we completed the acquisition of all of the outstanding stock of Western Petroleum Company, (“Western”), a distributor of unbranded gasoline and diesel fuel in the United States and Canada and branded and unbranded aviation fuel in the United States. The estimated aggregate purchase price was $84.5 million, which is subject to change based on the finalization of the value of the net assets acquired. As the Western acquisition was completed in October 2010, the allocation of the purchase price is not yet available, and Western’s financial position and results of operations are not reflected in our consolidated financial statements as of and for the three and nine months ended September 30, 2010.

In July 2010, we completed the acquisition of certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the “Lakeside business”) for approximately $45.8 million which consisted of $39.8 million in cash and $6.0 million in a promissory note. The Lakeside business, based in Milwaukee, Wisconsin, is primarily a distributor of branded and unbranded gasoline and diesel fuel. The financial position and results of operations of the Lakeside business have been included in our consolidated financial statements since July 1, 2010. For the three months ended September 30, 2010, the Lakeside business contributed revenue of $193.2 million and net income of $0.6 million.

The allocation of the estimated purchase price to the assets acquired and liabilities assumed was based on their estimated fair value at acquisition. At September 30, 2010, the valuation of the assets acquired and liabilities assumed had not been completed; accordingly, the allocation of the purchase price may change.

The following table provides information on the purchase price allocation to the cash consideration paid to seller at closing (in thousands):

Assets acquired:
Current assets, principally accounts and notes receivable	$25,979
Property and equipment	130
Identifiable intangible assets	15,960
Goodwill	25,340
Liabilities assumed:
Accounts payable	(10,826)
Accrued expenses and other current liabilities	(10,750)

Estimated purchase price	45,833
Promissory notes issued	6,000
Portion of cash consideration not yet paid to seller	2,133

Portion of cash consideration paid to seller at closing	$37,700

The entire goodwill related to the Lakeside business is recorded in our land segment and is anticipated to be deductible for tax purposes. The identifiable intangible assets of the Lakeside business are as follows (in thousands):

		Estimated Lives

Customer relationships	$10,900	10 years
Supplier agreements	4,740	30 years
Other	320	3 - 7 years

	$15,960

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

The purchase price of the FOS business was £9.2 million ($14.9 million) which consisted of £5.2 million ($8.5 million) in cash and the extinguishment of certain receivables from Falmouth Oil Services Limited of £4.0 million ($6.4 million). The purchase price for the acquisition of the FOS business was allocated to the acquired net assets based on their estimated fair value at acquisition: fixed assets of $9.5 million, intangible assets, primarily goodwill, of $3.2 million and net working capital of $2.2 million. All of the goodwill is recorded in our marine segment and is anticipated to be deductible for tax purposes. At September 30, 2010, the valuation of the assets acquired, including goodwill and liabilities assumed, had not been completed; accordingly the allocation of the purchase price may change.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a provider of marine and land based fuels in the United Kingdom. For the three and nine months ended September 30, 2010, Henty contributed revenue of $65.3 million and $178.0 million, respectively, and net income of $1.1 million and $2.4 million, respectively. The Henty purchase agreement includes a contingent consideration clause (the “Earn-out”) based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. Pursuant to an amendment to the purchase agreement in September 2010, the maximum Earn-out that may be paid was reduced from £9.0 million to £6.0 million ($9.4 million as of September 30, 2010) if all operating targets are achieved. In consideration for the reduction in the maximum Earn-out, a minimum Earn-out of £2.7 million ($4.2 million as of September 30, 2010) was established. As of the acquisition date, we estimated the fair value of the Earn-out to be £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration. We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period. The change in the estimated fair value of the Earn-out from the acquisition date to September 30, 2010 was not significant.

Also in April 2009, we completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). The TGS business, based in Chicago, Illinois, is primarily a distributor of branded and unbranded gasoline and diesel fuel.

Pro Forma Information

The following presents (i) the unaudited pro forma results for the three months ended September 30, 2009 as if the acquisition of the Lakeside business had been completed on January 1, 2009, (ii) the unaudited pro forma results for the nine months ended September 30, 2010 as if the acquisition of the Lakeside business had been completed on January 1, 2010 and (iii) the unaudited pro forma results for the nine months ended September 30, 2009 as if the acquisitions of Henty, the TGS business and the Lakeside business had been completed on January 1, 2009 (in thousands, except per share data):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2009	2010	2009
	(pro forma)	(pro forma)	(pro forma)
Revenue	$3,384,093	$13,688,553	$8,276,672
Net income attributable to World Fuel	$30,735	$110,045	$87,421
Earnings per share:
Basic	$0.52	1.82	$1.49
Diluted	$0.51	1.78	$1.47

The FOS business is not included in the pro forma information above as its impact on the pro forma amounts is not significant. Pro forma information related to Western is not available due to the proximity of the acquisition date to the filing of these financial statements.

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

Goodwill

Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. During the nine months ended September 30, 2010, goodwill increased by an aggregate $28.6 million due to acquisitions (see 2010 Acquisitions) and $0.2 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three and nine months ended September 30, 2010, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $3.3 million and $7.9 million, as compared to $2.5 million and $5.7 million during the three months and nine months ended September 30, 2009, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) relating to improved disclosures about the credit quality of financing receivables and the related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Due to the termination of the Receivable Facility (see Note 6), this new ASU is no longer applicable to us.

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

Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. In the first quarter of 2010, we adopted an ASU relating to additional disclosures regarding fair value measurements. The adoption of this ASU resulted in additional fair value disclosures (see Note 9) and did not have a material impact on our consolidated financial statements.

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

At December 31, 2009, our short-term investments consisted of commercial paper valued at $8.1 million, with a par value of $10.0 million, as a result of a $1.9 million impairment charge recorded in September 2007. During the second quarter of 2010, we recorded a gain of $1.9 million, which is reflected in other expense (income), net for the nine months ended September 30, 2010 in the consolidated statements of income, due to the collection of the full par value of $10.0 million in July 2010.

3.	Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts.

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

As of September 30, 2010, our derivative instruments were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark to Market Prices	Mark to Market Gains (Losses)
Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	42	GAL	$0.048	$2
	2010	Commodity contracts for inventory hedging (short)	37,013	GAL	(0.137)	(5,069)
	2010	Commodity contracts for firm commitment hedging (long)	224	MT	19.479	4,372
	2010	Commodity contracts for firm commitment hedging (short)	77	MT	(10.067)	(772)
	2010	Commodity contracts for inventory hedging (short)	31	MT	(33.994)	(1,068)
	2011	Commodity contracts for firm commitment hedging (long)	5	MT	(22.024)	(111)

						$(2,646)

Non-Designated	2010	Commodity contracts (long)	38,903	GAL	$0.08	$3,292
	2010	Commodity contracts (short)	38,920	GAL	(0.077)	(2,985)
	2010	Commodity contracts (long)	371	MT	7.325	2,721
	2010	Commodity contracts (short)	342	MT	(6.729)	(2,302)
	2010	Foreign currency contracts (long)	23,288	BRL	0.009	215
	2010	Foreign currency contracts (short)	35,226	BRL	(0.027)	(951)
	2010	Foreign currency contracts (short)	1,700	CAD	(0.002)	(4)
	2010	Foreign currency contracts (long)	1,868,136	CLP	0.000	37
	2010	Foreign currency contracts (short)	9,800	EUR	(0.089)	(872)
	2010	Foreign currency contracts (long)	943	GBP	0.001	1
	2010	Foreign currency contracts (short)	10,997	GBP	(0.018)	(193)
	2010	Foreign currency contracts (long)	42,000	MXN	0.002	97
	2010	Foreign currency contracts (long)	2,637	NOK	0.009	23
	2010	Foreign currency contracts (long)	3,400	SGD	0.016	53
	2011	Commodity contracts (long)	15,180	GAL	0.201	3,044
	2011	Commodity contracts (short)	15,180	GAL	(0.195)	(2,958)
	2011	Commodity contracts (long)	189	MT	2.571	487
	2011	Commodity contracts (short)	189	MT	(0.866)	(164)
	2012	Commodity contracts (long)	100	GAL	0.151	15
	2012	Commodity contracts (short)	100	GAL	(0.154)	(15)

						$(459)

For information on the fair value of the hedged items associated with fair value hedging, see Note 9.

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4,431	$1,633
Commodity contracts	Short-term derivative liabilities, net	344	187

		4,775	1,820

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	9,942	10,652
Commodity contracts	Short-term derivative liabilities, net	2,264	1,701
Commodity contracts	Other assets	129	169
Commodity contracts	Deferred compensation and other long-term liabilities	17	2
Foreign exchange contracts	Short-term derivative assets, net	72	4
Foreign exchange contracts	Short-term derivative liabilities, net	379	11

		12,803	12,539

		$17,578	$14,359

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1,065	$74
Commodity contracts	Short-term derivative liabilities, net	6,523	3,367

		7,588	3,441

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	2,910	362
Commodity contracts	Short-term derivative liabilities, net	8,030	10,727
Commodity contracts	Deferred compensation and other long-term liabilities	101	127
Commodity contracts	Other assets	9	—
Foreign exchange contracts	Short-term derivative assets, net	9	—
Foreign exchange contracts	Short-term derivative liabilities, net	2,036	166

		13,095	11,382

		$20,683	$14,823

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2010	2009			2010	2009
Three months ended September 30,
Commodity contracts	Revenue	$7,622	$1,981	Firm commitments	Revenue	$(6,411)	$(2,107)
Commodity contracts	Cost of revenue	(1,844)	(364)	Firm commitments	Cost of revenue	1,290	650
Commodity contracts	Cost of revenue	(9,537)	(835)	Inventories	Cost of revenue	13,079	676

		$(3,759)	$782			$7,958	$(781)

Nine months ended September 30,
Commodity contracts	Revenue	$5,076	$10,563	Firm commitments	Revenue	$(3,116)	$(11,210)
Commodity contracts	Cost of revenue	900	(11,896)	Firm commitments	Cost of revenue	(2,393)	11,099
Commodity contracts	Cost of revenue	(817)	(12,121)	Inventories	Cost of revenue	7,565	14,871

		$5,159	$(13,454)			$2,056	$14,760

There were no gains or losses for the three and nine months ended September 30, 2010 and 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and the effect and the financial statement location on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)
	2010	2009		2010	2009
Three months ended September 30,
Foreign exchange contracts	$(122)	$(11)	Revenue	$(122)	$(17)
Foreign exchange contracts	—	(158)	Cost of revenue	—	105
Foreign exchange contracts	(327)	(290)	Other expense (income), net	(327)	232

	$(449)	$(459)		$(449)	$320

Nine months ended September 30,
Foreign exchange contracts	$1,780	$(11)	Revenue	$1,088	$(17)
Foreign exchange contracts	—	397	Cost of revenue	—	(64)
Foreign exchange contracts	(75)	802	Other expense (income), net	(75)	(86)

	$1,705	$1,188		$1,013	$(167)

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income would be reclassified to the consolidated statements of income. During the nine months ended September 30, 2010, a net realized gain of $0.7 million representing the fair value of hedging instruments at the date of de-designation, due to the hedged forecasted foreign currency cash outflows no longer being probable, was reclassified from accumulated other comprehensive income to other income, net in the consolidated statements of income.

During the three and nine months ended September 30, 2010 and 2009, there were no amounts recognized in the consolidated statements of income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the periods presented (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		2010	2009
Three months ended September 30,
Commodity contracts	Revenue	$2,356	$3,673
Commodity contracts	Cost of revenue	(398)	(2,284)
Foreign exchange contracts	Other expense (income), net	(556)	102

		$1,402	$1,491

Nine months ended September 30,
Commodity contracts	Revenue	$3,127	$3,266
Commodity contracts	Cost of revenue	1,850	1,607
Foreign exchange contracts	Other expense (income), net	(174)	1,565

		$4,803	$6,438

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the position should a contingent feature be triggered were not significant as of September 30, 2010.

4.	Shareholders’ Equity

In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

5.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to World Fuel	$36,755	$29,072	$107,435	$82,644

Denominator:
Basic weighted average common shares	60,496	59,156	59,768	58,866
Effect of dilutive securities	1,167	1,006	1,217	666

Diluted weighted average common shares	61,663	60,162	60,985	59,532

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	222	208	268	856

Basic earnings per share	$0.61	$0.49	$1.80	$1.40

Diluted earnings per share	$0.60	$0.48	$1.76	$1.39

The shares issued in connection with the September 2010 stock offering (see Note 4) increased the basic and diluted weighted average common shares used in the calculation of basic and diluted earnings per share by 1.0 million and 0.3 million for the three and nine months ended September 30, 2010, respectively.

6.	Debt

In September 2010, our unsecured senior revolving credit facility (“Credit Facility”) was amended to permit borrowings up to $800.0 million, with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $150 million, subject to the satisfaction of certain conditions. The expiration date of the Credit Facility was extended to September 2015.

Borrowings under our Credit Facility related to Base Rate Loans or Eurodollar Rate Loans bear floating interest rates plus applicable margins. As of September 30, 2010, the applicable margins for Base Rate Loans and Eurodollar Rate Loans were 1.50% and 2.5%, respectively. We had no outstanding borrowings under our Credit Facility at either September 30, 2010 or December 31, 2009. Letters of credit issued under our Credit Facility are subject to letters of credit fees of 2.5% as of September 30, 2010 and the unused portion of our Credit Facility is subject to commitment fees of 0.40% as of September 30, 2010. Our issued letters of credit under the Credit Facility totaled $104.6 million and $47.3 million at September 30, 2010 and December 31, 2009, respectively. We had $695.4 million of availability under our Credit Facility at September 30, 2010.

Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations.

In connection with the amendment of our Credit Facility, our Master Accounts Receivable Purchase Agreement (the “Receivable Facility”) was terminated in September 2010. Prior to termination, the Receivable Facility allowed us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. No accounts receivable were sold under the Receivable Facility.

The following table provides additional information about our interest income and interest expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Interest income	$(223)	$(319)	$(572)	$(928)
Interest expense and other financing costs	1,212	1,080	3,042	3,627

	$989	$761	$2,470	$2,699

7.	Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Income tax provision	$7,515	$10,437	$22,961	$23,990

Effective income tax rate	17.1%	26.4%	17.6%	22.5%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2010 and 2009 was calculated based on the estimated effective tax rate for the full 2010 and 2009 fiscal years. However, the actual effective tax rate for the full 2010 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned. The lower effective tax rate for the three and nine months ended September 30, 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the corresponding periods in 2009.

8.	Commitments and Contingencies

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida, which we refer to as the County, filed suit, which we refer to as the County Suit, in the state circuit court in and for Miami-Dade County against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”).

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties, which we refer to as PRPs, including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRPs as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (i) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport and (ii) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

If we are added as a defendant in the County Suit, we will vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Panama Litigation

In July 2005, Atlantic Service Supply, S.A., which we refer to as Atlantic, a Panamanian fuel barge operator, filed suit against Tramp Oil & Marine Limited, which we refer to as TOM, one of our subsidiaries, alleging that TOM is jointly and severally liable for barging fees of $1.0 million owed to Atlantic by Isthmian Petroleum Supply & Services, S.A., which we refer to as Isthmian. TOM and Isthmian were parties to an agreement pursuant to which Isthmian provided storage, delivery and other fuel-related services to TOM in Panama. In its suit, Atlantic alleges (i) Isthmian breached a barge charter agreement entered into between the two parties, (ii) Isthmian entered into the agreement as an agent on behalf of TOM and (iii) TOM is liable, as a principal, for Isthmian’s breach of the agreement. In July 2007, the Panamanian maritime court ruled against Atlantic, finding that TOM was not liable for any barging fees owed to Atlantic by Isthmian. Isthmian has appealed this ruling. We believe this suit is without merit and we intend to vigorously defend the action.

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

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc., which we refer to as WFSI, is involved in a dispute with Brendan Airways, LLC, which we refer to as Brendan, an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $3.9 million in damages, plus interest and attorney’s fees, in its pending action. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

TransContinental Litigation

In April 2009, Soneet Kapila, whom we refer to as the Plaintiff, as Chapter 11 Trustee for Louis Pearlman, TransContinental Airlines, Inc. and Louis J. Pearlman Enterprises, Inc., which we refer to as the Debtors, filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking $0.5 million in damages, representing payments made by the Debtors for the benefit of Planet Aviation, Inc., a WFSI customer, for which the Debtors claim they received no consideration. In June 2009, the Plaintiff, as Chapter 11 Trustee for TransContinental Aviation, Inc., which we refer to as TCA, filed a complaint in the United States Bankruptcy Court for the Middle District of Florida against WFSI seeking $1.3 million in damages, representing payments made by TCA for which TCA claims it did not receive adequate value. We believe the claims asserted are without merit and we intend to vigorously defend these claims.

As of September 30, 2010, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

Other Matters

In addition to the matters described above, we are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows.

9.	Fair Value Measurements

Information about our assets and liabilities that are measured at fair value on a recurring basis is as follows (in thousands):

As of September 30, 2010	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Hedged item inventories	—	6,207	—	6,207	—	6,207
Commodity contracts	46	17,081	—	17,127	(6,992)	10,135
Foreign exchange contracts	—	451	—	451	(388)	63
Hedged item commitments	—	1,182	—	1,182	(97)	1,085

	$152	$24,921	$—	$25,073	$(7,477)	$17,596

Liabilities:
Commodity contracts	$6,016	$12,622	$—	$18,638	$(12,337)	$6,301
Foreign exchange contracts	—	2,045	—	2,045	(388)	1,657
Hedged item commitments	—	4,309	—	4,309	(97)	4,212
Earn-out	—	—	5,973	5,973	—	5,973

	$6,016	$18,976	$5,973	$30,965	$(12,822)	$18,143

As of December 31, 2009	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Commodity contracts	191	14,153	—	14,344	(2,326)	12,018
Foreign exchange contracts	—	—	15	15	(11)	4
Hedged item inventories	—	5,568	—	5,568	—	5,568
Hedged item commitments	—	407	—	407	(3)	404

	$297	$20,128	$15	$20,440	$(2,340)	$18,100

Liabilities:
Commodity contracts	$2,944	$11,710	$3	$14,657	$(5,554)	$9,103
Foreign exchange contracts	—	—	166	166	(11)	155
Hedged item commitments	—	1,486	—	1,486	(3)	1,483
Earn-out	—	—	6,728	6,728	—	6,728

	$2,944	$13,196	$6,897	$23,037	$(5,568)	$17,469

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

The amount recognized for the obligation to return cash collateral that has been offset against fair value assets included within netting and collateral in the above table was $0.4 million as of September 30, 2010. There were no such offsets in the above table as of December 31, 2009. There were no amounts recognized for the right to reclaim cash collateral that has been offset against fair value liabilities included within netting and collateral in the above table as of September 30, 2010 as compared to $3.2 million at December 31, 2009.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains (Losses) Included in Earnings	Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income	Contingent Consideration	Settlements	End of Period, Assets (Liabilities)	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended September 30, 2010
Commodity contracts, net	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts, net	—	—	—	—	—	—	—
Earn-out	(6,225)	252	—	—	—	(5,973)	252

	$(6,225)	$252	$—	$—	$—	$(5,973)	$252

Three months ended September 30, 2009
Commodity contracts, net	$—	$(27)	$—	$—	$—	$(27)	$(27)
Foreign exchange contracts, net	790	(158)	(367)	—	(526)	(261)	(261)
Earn-out	(6,857)	191	—	—	—	(6,666)	191

	$(6,067)	$6	$(367)	$—	$(526)	$(6,954)	$(97)

Nine months ended September 30, 2010
Commodity contracts, net	$(2)	$—	$—	$—	$2	$—	$—
Foreign exchange contracts, net	(151)	—	—	—	151	—	—
Earn-out	(6,728)	755	—	—	—	(5,973)	755

	$(6,881)	$755	$—	$—	$153	$(5,973)	$755

Nine months ended September 30, 2009
Commodity contracts, net	$(4,953)	$(1,764)	$—	$—	$6,690	$(27)	$(27)
Foreign exchange contracts, net	(1,485)	31	1,395	—	(202)	(261)	(261)
Hedged item commitments	(298)	—	—	—	298	—	—
Earn-out	—	(489)	—	(6,177)	—	(6,666)	(489)

	$(6,736)	$(2,222)	$1,395	$(6,177)	$6,786	$(6,954)	$(777)

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

10.	Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: marine, aviation and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The results of operations of our acquisitions have been included in our respective operating segments as of their respective acquisition dates as follows: the Lakeside business has been included in our land segment since July 1, 2010, the FOS business has been included in our marine segment since January 1, 2010, the TGS business has been included in our land segment since April 1, 2009 and Henty has been included in our land and marine segments since April 1, 2009. The accounting policies of the reportable operating segments are the same as those described in Note 1.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Revenue:
Marine segment	$2,356,093	$1,706,151	$6,731,356	$4,190,510
Aviation segment	1,857,154	1,154,206	5,007,920	2,696,786
Land segment	773,827	342,296	1,563,094	862,640

	$4,987,074	$3,202,653	$13,302,370	$7,749,936

Gross profit:
Marine segment	$41,194	$40,190	$123,787	$127,629
Aviation segment	55,829	42,892	157,091	114,657
Land segment	15,084	11,650	37,616	31,349

	$112,107	$94,732	$318,494	$273,635

Income from operations:
Marine segment	$20,667	$22,058	$64,647	$74,039
Aviation segment	31,564	21,204	86,959	50,603
Land segment	3,234	2,743	7,362	7,715

	55,465	46,005	158,968	132,357
Corporate overhead	(10,378)	(5,132)	(26,692)	(22,252)

	$45,087	$40,873	$132,276	$110,105

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	As of
	September 30, 2010	December 31, 2009
Accounts receivable, net:
Marine segment, net of allowance for bad debt of $8,109 and $8,415 at September 30, 2010 and December 31, 2009, respectively	$724,980	$663,411
Aviation segment, net of allowance for bad debt of $6,811 and $7,878 at September 30, 2010 and December 31, 2009, respectively	306,984	227,689
Land segment, net of allowance for bad debt of $4,223 and $3,397 at September 30, 2010 and December 31, 2009, respectively	131,419	60,298

	$1,163,383	$951,398

Total assets:
Marine segment	$954,425	$854,331
Aviation segment	623,290	391,558
Land segment	356,909	207,722
Corporate	334,391	287,617

	$2,269,015	$1,741,228

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. The Company’s actual results may differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information.

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments; non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation; and

•	other risks, including those described in “Item 1A - Risk Factors” in this 10-Q Report and those described from time to time in our other filings with the SEC.

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

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of marine, aviation and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: marine, aviation and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments and we also offer a private label charge card used to purchase aviation fuel and related services. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, industrial, commercial and government customers.

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

In October 2010, we completed the acquisition of all of the outstanding stock of Western Petroleum Company, (“Western”), a distributor of unbranded gasoline and diesel fuel in the United States and Canada and branded and unbranded aviation fuel in the United States. In July 2010, we completed the acquisition of certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the “Lakeside business”). In January 2010, we completed the acquisition of certain assets of Falmouth Oil Services Limited (the “FOS business”). In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”) and certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”).

We may experience decreases in future sales volumes and margins as a result of the deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” under Part I of our 2009 10-K Report.

Reportable Segments

We have three reportable operating segments: marine, aviation and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

Results of Operations

The results of Western are not reflected in results of operations for the three and nine months ended September 30, 2010 as the acquisition was completed in October 2010. The results of operations do not include the results of the Lakeside business prior to July 2010, the results of the FOS business prior to January 2010 or the results of Henty or the TGS business prior to April 2009, the respective acquisition dates of these acquired businesses.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Our revenue for the third quarter of 2010 was $5.0 billion, an increase of $1.8 billion, or 55.7%, as compared to the third quarter of 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2010	2009

Marine segment	$2,356,093	$1,706,151	$649,942
Aviation segment	1,857,154	1,154,206	702,948
Land segment	773,827	342,296	431,531

	$4,987,074	$3,202,653	$1,784,421

Our marine segment contributed $2.4 billion in revenue for the third quarter of 2010, an increase of $0.6 billion, or 38.1%, as compared to the third quarter of 2009. Of the total increase in marine segment revenue, $360.4 million resulted from increased volume primarily due to additional sales to both new and existing customers. The remaining increase of $289.5 million was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the third quarter of 2010 as compared to the third quarter of 2009.

Our aviation segment contributed $1.9 billion in revenue for the third quarter of 2010, an increase of $0.7 billion, or 60.9% as compared to the third quarter of 2009. Of the total increase in aviation segment revenue, $451.7 million resulted from increased sales volume primarily due to additional sales to both new and existing customers. The remaining increase of $251.2 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the third quarter of 2010 as compared to the third quarter of 2009.

Our land segment contributed $773.8 million in revenue for the third quarter of 2010, an increase of $431.5 million, as compared to the third quarter of 2009. Of the total increase in land segment revenue, $398.8 million resulted from increased sales volume due to additional sales to both new and existing customers and the increased sales volume attributable to the inclusion of the Lakeside business, which was completed in July 2010. The remaining increase of $32.7 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the third quarter of 2010 as compared to the third quarter of 2009.

Gross Profit. Our gross profit for the third quarter of 2010 was $112.1 million, an increase of $17.4 million, or 18.3%, as compared to the third quarter of 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2010	2009

Marine segment	$41,194	$40,190	$1,004
Aviation segment	55,829	42,892	12,937
Land segment	15,084	11,650	3,434

	$112,107	$94,732	$17,375

Our marine segment gross profit for the third quarter of 2010 was $41.2 million, an increase of $1.0 million, or 2.5%, as compared to the third quarter of 2009. The increase in marine segment gross profit was due to $8.3 million in increased sales volume from new and existing customers, which was partially offset by $7.3 million in decreased gross profit per metric ton sold primarily due to an increase in market competitiveness and fluctuations in customer mix.

Our aviation segment gross profit for the third quarter of 2010 was $55.8 million, an increase of $12.9 million, or 30.2%, as compared to the third quarter of 2009. The increase in aviation segment gross profit was due to $14.8 million in increased sales volume from both new and existing customers, which was partially offset by $1.9 million in decreased gross profit per gallon sold due to changes in customer mix, including additional shorter-term, low margin business.

Our land segment gross profit for the third quarter of 2010 was $15.1 million, an increase of $3.4 million, or 29.5%, as compared to the third quarter of 2010. Of the increase in land segment gross profit, $11.7 million was primarily due to the inclusion of the results of the Lakeside business and increased sales volume from both new and existing customers, which was partially offset by $8.3 million in decreased gross profit per gallon sold resulting primarily from our effort to increase sales volume through new customers.

Operating Expenses. Total operating expenses for the third quarter of 2010 were $67.0 million, an increase of $13.2 million, or 24.4%, as compared to the third quarter of 2009. The following table sets forth our expense categories (in thousands):

	For the Three Months ended September 30,		$ Change
	2010	2009

Compensation and employee benefits	$43,048	$32,359	$10,689
Provision for bad debt	1,097	1,774	(677)
General and administrative	22,875	19,726	3,149

	$67,020	$53,859	$13,161

Of the total increase in operating expenses, $10.7 million was related to compensation and employee benefits and $3.1 million was related to general and administrative expenses. Partially offsetting these increases was a reduction of $0.7 million related to provision for bad debt. The increase in compensation and employee benefits was primarily due to increases in incentive and share-based compensation and additional salaries for employees of acquired businesses and for new hires to support our growing global business. The increase in general and administrative expenses was primarily due to increased professional fees related to systems development and acquisitions, the inclusion of acquired businesses as well as increases related to increased business travel, insurance and rent resulting from growth. The lower provision for bad debt was primarily due to favorable changes in the customer mix in 2010 as a result of our efforts to reduce exposure to high risk customers.

Income from Operations. Our income from operations for the third quarter of 2010 was $45.1 million, an increase of $4.2 million, or 10.3%, as compared to the third quarter of 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended September 30,		$ Change
	2010	2009

Marine segment	$20,667	$22,058	$(1,391)
Aviation segment	31,564	21,204	10,360
Land segment	3,234	2,743	491

	55,465	46,005	9,460
Corporate overhead - unallocated	(10,378)	(5,132)	(5,246)

	$45,087	$40,873	$4,214

Our marine segment earned $20.7 million in income from operations for the third quarter of 2010, a decrease of $1.4 million, or 6.3%, as compared to the third quarter of 2009. This decrease resulted from $2.4 million in additional marine segment operating expenses attributable to higher compensation and employee benefits and general and administrative expenses which were partially offset by $1.0 million in higher gross profit.

Our aviation segment income from operations was $31.6 million for the third quarter of 2010, an increase of $10.4 million, or 48.9%, as compared to the third quarter of 2009. This increase resulted from $12.9 million in higher gross profit which was partially offset by increased operating expenses of $2.5 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses to support growth.

Our land segment income from operations was $3.2 million for the third quarter of 2010, an increase of $0.5 million as compared to the third quarter of 2009. This increase resulted from $3.4 million in higher gross profit which was partially offset by increased operating expenses of $2.9 million. The increase in land segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses primarily related to our continued investment in infrastructure to support growth in the land segment and higher provision for bad debt.

Corporate overhead costs not charged to the business segments were $10.4 million for the third quarter of 2010, an increase of $5.2 million as compared to the third quarter of 2009. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits, including incentive based compensation and share-based compensation, and general and administrative expenses primarily due to increased professional fees related to systems development and acquisitions.

Non-Operating Expenses, net. For the third quarter of 2010, we had non-operating expenses, net of $1.2 million, a decrease of $0.2 million, or 10.5%, as compared to the third quarter of 2009.

Taxes. For the third quarter of 2010, our effective tax rate was 17.1% and our income tax provision was $7.5 million, as compared to an effective tax rate of 26.4% and an income tax provision of $10.4 million for the third quarter of 2009. The lower effective tax rate for the third quarter of 2010 resulted primarily from significant changes in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for the third quarter of 2010 was $36.8 million, an increase of $7.7 million, or 26.4%, as compared to the third quarter of 2009. Diluted earnings per share for the third quarter of 2010 was $0.60 per share, an increase of $0.12 per share, or 25.0%, as compared to the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Our revenue for the first nine months of 2010 was $13.3 billion, an increase of $5.6 billion, or 71.6%, as compared to the first nine months of 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2010	2009

Marine segment	$6,731,356	$4,190,510	$2,540,846
Aviation segment	5,007,920	2,696,786	2,311,134
Land segment	1,563,094	862,640	700,454

	$13,302,370	$7,749,936	$5,552,434

Our marine segment contributed $6.7 billion in revenue for the first nine months of 2010, an increase of $2.5 billion, or 60.6%, as compared to the first nine months of 2009. Of the total increase in marine segment revenue, $1.9 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first nine months of 2010 compared to the first nine months of 2009. The remaining increase of $0.6 billion was primarily due to increased sales volume from both new and existing customers.

Our aviation segment contributed $5.0 billion in revenue for the first nine months of 2010, an increase of $2.3 billion, or 85.7% as compared to the first nine months of 2009. Of the total increase in aviation segment revenue, $1.1 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2010 as compared to the first nine months of 2009. The remaining increase of $1.2 billion was primarily due to increased sales volume from both new and existing customers.

Our land segment contributed $1.6 billion in revenue for the first nine months of 2010, an increase of $700.5 million, or 81.2%, as compared to the first nine months of 2009. Of the total increase in land segment revenue, $464.8 million resulted from increased sales volume due to additional sales to both new and existing customers as well as additional sales volume attributable to the inclusion of Henty and the TGS business in the 2010 results and the Lakeside business since July 2010. The remaining increase of $235.7 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2010 as compared to the first nine months of 2009.

Gross Profit. Our gross profit for the first nine months of 2010 was $318.5 million, an increase of $44.9 million, or 16.4%, as compared to the first nine months of 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2010	2009

Marine segment	$123,787	$127,629	$(3,842)
Aviation segment	157,091	114,657	42,434
Land segment	37,616	31,349	6,267

	$318,494	$273,635	$44,859

Our marine segment gross profit for the first nine months of 2010 was $123.8 million, a decrease of $3.8 million, or 3.0%, as compared to the first nine months of 2009. The decrease in marine segment gross profit resulted from $22.9 million in decreased gross profit per metric ton sold primarily due to an increase in market competitiveness and fluctuations in customer mix which was partially offset by $19.1 million in increased sales volume from both new and existing customers.

Our aviation segment gross profit for the first nine months of 2010 was $157.1 million, an increase of $42.4 million, or 37.0%, as compared to the first nine months of 2009. The increase in aviation segment gross profit was due to $44.2 million in increased sales volume from both new and existing customers which was partially offset by $1.8 million in decreased gross profit per gallon sold resulting primarily from our effort to increase sales volume.

Our land segment gross profit for the first nine months of 2010 was $37.6 million, an increase of $6.3 million, or 20.0%, as compared to the first nine months of 2009. The increase in land segment gross profit was primarily due to the inclusion of the results of the Lakeside business since July 2010 and the results of Henty and the TGS business not being included in the first three months of 2009.

Operating Expenses. Total operating expenses for the nine months of 2010 were $186.2 million, an increase of $22.7 million, or 13.9%, as compared to the first nine months of 2009. The following table sets forth our expense categories (in thousands):

	For the Nine Months ended September 30,		$ Change
	2010	2009

Compensation and employee benefits	$116,749	$101,231	$15,518
Provision for bad debt	3,162	2,696	466
General and administrative	66,307	59,603	6,704

	$186,218	$163,530	$22,688

Of the total increase in operating expenses, $15.5 million was related to compensation and employee benefits, $0.5 million was related to our provision for bad debt and $6.7 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to salaries related to new hires to support our growing global business and increased incentive compensation and share-based compensation. The higher provision for bad debt was primarily due to a higher overall accounts receivable balance in 2010 compared to 2009, which resulted from increases in average fuel prices and sales volume. The increase in general and administrative expenses was primarily due to increased professional fees related to systems development and acquisitions, the inclusion of acquired businesses as well as increases related to increased business travel, insurance and rent resulting from growth.

Income from Operations. Our income from operations for the first nine months of 2010 was $132.3 million, an increase of $22.2 million, or 20.1%, as compared to the first nine months of 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended September 30,		$ Change
	2010	2009

Marine segment	$64,647	$74,039	$(9,392)
Aviation segment	86,959	50,603	36,356
Land segment	7,362	7,715	(353)

	158,968	132,357	26,611
Corporate overhead - unallocated	(26,692)	(22,252)	(4,440)

	$132,276	$110,105	$22,171

Our marine segment earned $64.6 million in income from operations for the first nine months of 2010, a decrease of $9.4 million, 12.7%, as compared to the first nine months of 2009. This decrease resulted from increased operating expenses of $5.6 million and a $3.8 million decrease in gross profit. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses which were partially offset by a lower provision for bad debt.

Our aviation segment income from operations was $87.0 million for the first nine months of 2010, an increase of $36.4 million, or 71.8%, as compared to the first nine months of 2009. This increase resulted from $42.4 million in higher gross profit which was partially offset by increased operating expenses of $6.0 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $7.4 million for the first nine months of 2010, a decrease of $0.4 million, or 4.6%, as compared to the first nine months of 2009. This decrease resulted from an increase in land segment operating expenses attributable to higher compensation, employee benefits and general and administrative expenses and provision for bad debt which was partially offset by the incremental income from operations related to the acquisitions of Henty and the Lakeside and TGS businesses.

Corporate overhead costs not charged to the business segments were $26.7 million for the first nine months of 2010, an increase of $4.4 million, or 20.0%, as compared to the first nine months of 2009. The increase in corporate overhead costs not charged to the business segments was attributable to increases in compensation and employee benefits, including incentive based compensation and share-based compensation and general and administrative expenses.

Non-Operating Expenses, net. For the first nine months of 2010, we had non-operating expenses, net of $2.1 million, a decrease of $1.2 million, or 37.0%, as compared to the first nine months of 2009. This decrease was primarily due to the recording of a $1.9 million gain related to our short-term investments in 2010 and a reduction in interest expense and other financing charges during the first nine months of 2010 as compared to the corresponding period of 2009 which were partially offset by increased foreign exchange losses during the first nine months of 2010 as compared to the corresponding period of 2009.

Taxes. For the first nine months of 2010, our effective tax rate was 17.6% and our income tax provision was $23.0 million, as compared to an effective tax rate of 22.5% and an income tax provision of $24.0 million for the first nine months of 2009. The lower effective tax rate for the first nine months of 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for the first nine months of 2010 was $107.4 million, an increase of $24.8 million, or 30.0%, as compared to the first nine months of 2009. Diluted earnings per share for the first nine months of 2010 was $1.76 per share, an increase of $0.37 per share, or 26.6%, as compared to the first nine months of 2009.

Liquidity and Capital Resources

Over the past several years the global financial markets have experienced unprecedented volatility, and we continue to closely monitor the potential impact of these market conditions on our liquidity. Despite this unprecedented volatility, to date, these market conditions have not had a material adverse impact on our liquidity. The following table reflects the major categories of cash flows for the nine months ended September 30, 2010 and 2009.

	For the Nine Months ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(32,972)	$117,155
Net cash used in investing activities	(43,915)	(57,216)
Net cash provided by (used in) financing activities	202,773	(28,179)

For additional detailed information on cash flows, see the consolidated statements of cash flows in the consolidated financial statements.

Operating Activities. For the nine months ended September 30, 2010, net cash used in operating activities totaled $33.0 million as compared to net cash provided by operating activities of $117.2 million in 2009. The $150.1 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, driven by increased sales volume and world oil prices as compared to 2009, which were partially offset by increased net income.

Investing Activities. For the nine months ended September 30, 2010, net cash used in investing activities was $43.9 million as compared to $57.2 million in 2009. The $13.3 million decrease in cash used in investing activities in 2010 was primarily due to the sale of short-term investments and decreased cash used in the acquisition of businesses in 2010 as compared to 2009, which was partially offset by increased capital expenditures related to systems development.

Financing Activities. For the nine months ended September 30, 2010, net cash provided by financing activities was $202.8 million as compared to net cash used in financing activities of $28.2 million in 2009. The $230.9 million change in cash flows from financing activities was primarily due to proceeds from our public offering of common stock. In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Other Liquidity Measures

Cash and Cash Equivalents. As of September 30, 2010, we had $424.9 million of cash and cash equivalents compared to $298.8 million of cash and cash equivalents as of December 31, 2009. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility. In September 2010, our Credit Facility was amended to increase available borrowings from $475 million to $800 million, with an increase in the sublimit from $125.0 million to $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $150 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at September 30, 2010. Our issued letters of credit under the Credit Facility totaled $104.6 million and $47.3 million at September 30, 2010 and December 31, 2009, respectively. The expiration date of the Credit Facility was extended to September 2015.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2010, we were in compliance with all financial covenants contained in our Credit Facility.

Accounts Receivable Facility. In connection with the amendment to the Credit Facility, the Master Accounts Receivable Purchase Agreement (the “Receivable Facility”) was terminated in September 2010. Prior to termination, the Receivable Facility allowed us to sell up to an aggregate of $160.0 million of our accounts receivable on a revolving basis. No accounts receivable were sold under the Receivable Facility.

Other Credit Lines. We have unsecured credit lines aggregating $40.0 million for the issuance of letters of credit and bank guarantees. Letters of credit issued under these credit lines are subject to fees at market rates. These credit lines are renewable on an annual basis. As of September 30, 2010 and December 31, 2009, our outstanding letters of credit and bank guarantees under these credit lines totaled $10.1 million and $20.2 million, respectively.

Additionally, we have a separate $15.0 million credit facility for the issuance of bankers’ acceptances (the “BA Facility”) with one of the banks participating in our Credit Facility. The BA Facility is a continuing facility that will remain in full force and effect until revoked by us or the bank. Bankers’ acceptances issued under the BA Facility are subject to commissions and fees (finance charges) at the bank’s prevailing rate on the date of acceptance. There were no outstanding bankers’ acceptances under the BA Facility at September 30, 2010.

Short-Term Debt. As of September 30, 2010, our short-term debt of $8.8 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions and loans payable to noncontrolling shareholders of a subsidiary.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable when needed or desired on terms that are favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2009 to September 30, 2010. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2009 10-K Report.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers. A majority of these letters of credit and bank guarantees expire within one year of issuance, and expired letters of credit or bank guarantees are renewed as needed. As of September 30, 2010, we had issued letters of credit and bank guarantees totaling $114.7 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in marine, aviation and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts.

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

As of September 30, 2010, our derivative instruments, excluding related hedged items, were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark to Market Prices	Mark to Market Gains (Losses)
Fair Value Hedge	2010	Commodity contracts for firm commitment hedging (long)	42	GAL	$0.048	$2
	2010	Commodity contracts for inventory hedging (short)	37,013	GAL	(0.137)	(5,069)
	2010	Commodity contracts for firm commitment hedging (long)	224	MT	19.479	4,372
	2010	Commodity contracts for firm commitment hedging (short)	77	MT	(10.067)	(772)
	2010	Commodity contracts for inventory hedging (short)	31	MT	(33.994)	(1,068)
	2011	Commodity contracts for firm commitment hedging (long)	5	MT	(22.024)	(111)

						$(2,646)

Non-Designated	2010	Commodity contracts (long)	38,903	GAL	$0.08	$3,292
	2010	Commodity contracts (short)	38,920	GAL	(0.077)	(2,985)
	2010	Commodity contracts (long)	371	MT	7.325	2,721
	2010	Commodity contracts (short)	342	MT	(6.729)	(2,302)
	2010	Foreign currency contracts (long)	23,288	BRL	0.009	215
	2010	Foreign currency contracts (short)	35,226	BRL	(0.027)	(951)
	2010	Foreign currency contracts (short)	1,700	CAD	(0.002)	(4)
	2010	Foreign currency contracts (long)	1,868,136	CLP	0.000	37
	2010	Foreign currency contracts (short)	9,800	EUR	(0.089)	(872)
	2010	Foreign currency contracts (long)	943	GBP	0.001	1
	2010	Foreign currency contracts (short)	10,997	GBP	(0.018)	(193)
	2010	Foreign currency contracts (long)	42,000	MXN	0.002	97
	2010	Foreign currency contracts (long)	2,637	NOK	0.009	23
	2010	Foreign currency contracts (long)	3,400	SGD	0.016	53
	2011	Commodity contracts (long)	15,180	GAL	0.201	3,044
	2011	Commodity contracts (short)	15,180	GAL	(0.195)	(2,958)
	2011	Commodity contracts (long)	189	MT	2.571	487
	2011	Commodity contracts (short)	189	MT	(0.866)	(164)
	2012	Commodity contracts (long)	100	GAL	0.151	15
	2012	Commodity contracts (short)	100	GAL	(0.154)	(15)

						$(459)

For information on the fair value of the hedged items associated with fair value hedging, see Note 9 in “Item 1 – Financial Statements” appearing elsewhere in this 10-Q Report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2010.

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

In connection with the Company’s underwritten public offering completed on September 21, 2010, the Company filed a Final Prospectus Supplement that contained updated risk factors relating to the Company’s business. These updated risk factors are incorporated by reference into Item 1A of this 10-Q Report from the section titled “Risk Factors” in the Final Prospectus Supplement filed with the Securities and Exchange Commission on September 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs (2)
7/1/10-7/31/10	228	$25.75	—	$—	$50,000,000
8/1/10-8/31/10	925	28.07	—	—	50,000,000
9/1/10-9/30/10	147	24.79	—	—	50,000,000

	1,300	$27.29	—	$—	$50,000,000

(1)	These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.
(2)

In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and has no expiration date but may be suspended or discontinued at any time. As of September 30, 2010, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)