Form 10-K
period 2010-12-31
WORLD FUEL SERVICES CORP
filed 2011-02-24
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-Accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1,480,216,000.

As of February 15, 2011, the registrant had approximately 69,599,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:

Part III – Specified Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART I

Item 1.	Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“Form 10-K”) as “World Fuel,” “we,” “our” and “us.”

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in a limited amount of cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers.

We have offices located in the United States, the United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Canada, South Africa and Gibraltar. See “Item 2 - Properties” for a list of principal offices by business segment and “Exhibit 21.1 - Subsidiaries of the Registrant” included in this Form 10-K for a list of our subsidiaries.

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

Aviation Segment

We market fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, flight based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. Our aviation-related services include fuel management, price risk management, arranging ground handling, providing global dispatch services 24 hours a day, seven days of the week, and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. In addition, we offer a private label charge card to customers in the general aviation industry. Our customers require cost effective and professional fuel services, since fuel is a major component of an aircraft’s operating costs. We have developed an extensive network of third-party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in any location worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide and then it is typically delivered into our customers’ aircraft or designated storage directly from our suppliers pursuant to arrangements with them or from our fuel inventory pursuant to contracts with various third parties. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We typically hedge inventory in pipelines in an effort to protect us against price risk. We also engage in both contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term, and spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or is government controlled and our suppliers typically extend unsecured trade credit to us. We may prepay our fuel purchases when limited by the amount of credit extended to us by suppliers or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations of certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Marine Segment

We market fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. Through our extensive network of offices, we provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers require cost effective and professional fuel services, since fuel is a major component of a vessel’s operating costs.

We primarily act as a reseller, generally taking delivery for fuel purchased at the same place and time as the fuel is sold, mark it up and contemporaneously resell the fuel to our customer. We also sell fuel from our inventory, which we maintain in certain locations for strategic reasons in storage facilities that we own or lease and generally hedge in an effort to protect us against price risk. We also act as a broker where we are paid a commission for negotiating the transaction by arranging the fuel purchase contract between the supplier and the end user and expediting the arrangements for the delivery of fuel. In addition, we enter into derivative contracts in order to mitigate the risk of market price fluctuations on certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing or market-based formulas or is government controlled, and our suppliers typically extend unsecured trade credit to us.

We also contract with third parties to provide various services for our customers, including fueling of vessels in port and at sea, and transportation and delivery of fuel and fuel products.

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

We act as a reseller, where we purchase fuel from a supplier, mark it up and contemporaneously resell it to our customers through spot sales and contract sales. Fuel is delivered to our customers directly or at designated tanker truck loading terminals commonly referred to as “racks”, which are owned and operated by our suppliers or other third-parties, or directly to customer locations through third party carriers. We also maintain inventory in certain locations including pipelines and ship inventory via railcar. Inventory held in storage or being shipped is typically hedged in an effort to protect us against price risk. Our cost of fuel is generally tied to market-based formulas, and our suppliers typically extend unsecured trade credit to us. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations for certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs. Additionally, we operate a small number of retail gas stations in the U.S.

During each of the years presented in the accompanying consolidated statements of income, none of our land customers accounted for more than 10% of total consolidated revenue.

Competitors

Our competitors within the highly fragmented world-wide downstream markets of aviation, marine and land fuel are numerous, ranging from large multinational corporations, principally major oil producers, which have significantly greater capital resources, to relatively small and specialized firms. We compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We believe that our extensive market knowledge, worldwide presence, logistical expertise, extension of credit and use of derivatives to provide fuel pricing alternatives give us the ability to compete in the marketplace.

Employees

As of February 15, 2011, we employed 1,499 people worldwide.

Regulation

Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See “Item 1A - Risk Factors,” and “Item 3 – Legal Proceedings.”

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

Examples of forward-looking statements in this Form 10-K include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivatives contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments; non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanctions programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation; and

•	other risks, including those described in “Item 1A - Risk Factors” and those described from time to time in our other filings with the SEC.

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

We extend unsecured credit to most of our customers in connection with their purchases of fuel from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with other suppliers of fuel and related services. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited because we sell primarily within the aviation, marine and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the aviation, marine or land transportation industries, political instability, terrorist activities, military action and natural disasters in our market areas. The unprecedented levels of disruption and volatility in the credit and financial markets over the past several years have increased our possible exposure to customer credit risk because it has made it harder for our customers to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to counterparty risk in connection with certain of our contracts. The soundness of our counterparties, which include our customers and suppliers and financial institutions, could adversely affect us.

We have exposure to the aviation, marine and land fuel industries as well as to our customers and suppliers in those industries. As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivative products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. For example, in the ordinary course of business we enter into fixed forward pricing contracts with our customers and suppliers under which we agree to sell or purchase, as the case may be, fuel at fixed prices and they agree to purchase or sell, as the case may be, fixed volumes of fuel during the term of the contract. If there is a significant fluctuation in the price of fuel, there is a risk they could decide to, or be forced to, default under their obligations to us. Even if the counterparty to a fixed forward pricing contract does not default, if a customer has agreed to purchase fuel from us at a fixed price and the price of fuel subsequently drops, we will be, in effect, extending unsecured credit to that customer at the time the fuel is purchased. We have credit standards and perform credit evaluations of our customers and suppliers, which are based in part on our credit history with the applicable party. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position and results of operations.

We also use derivatives to hedge certain of our fuel inventories and certain purchase and sale commitments. In connection with these activities, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into commodity-based derivative instruments with financial institution counterparties, such as broker/dealers, commercial banks and investment banks. These transactions are typically done on an unsecured basis. Should any counterparty fail to honor its obligations under our agreements with them, we could sustain significant losses that could have a material adverse effect on our business, financial condition and results of operations.

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

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. The majority of our derivatives are not designated as cash flow hedges for accounting purposes and therefore changes in the fair market value of such derivatives are recognized as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated income statement. Our efforts to hedge our exposure to fuel price fluctuations could be ineffective. For example, there currently is no market for aviation jet fuel futures so we enter into hedging transactions with respect to our aviation business by trading in heating oil futures. To the extent the price of aviation jet fuel and heating oil are not correlated, then our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, heating oil is not a perfect substitute for aviation jet fuel and short-term significant pricing differences may occur. For example, in the period immediately following Hurricane Katrina in 2005, the price of aviation jet fuel increased substantially while the price of heating oil remained relatively constant. Our hedging activity is in the Level II and Level III categories within the fair value hierarchy set out by accounting guidance for fair value measurements and as such requires a high degree of subjective assessment and judgment by management in connection with determining fair value. In addition, proprietary derivative transactions, by their nature, entail exposure to adverse changes in commodity prices in relation to the proprietary position. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures on hedging or proprietary trading, for example by failing to hedge a specific financial risk or to observe limits on exposure, which could subject us to significant financial losses that could have a material adverse effect on our business, financial condition and results of operations.

Changes in the market price of fuel may have a material adverse effect on our business.

Fuel prices have been extremely volatile in the recent past, are likely to continue to be volatile in the future and depend on factors outside the control of the Company, such as:

•	expected and actual supply and demand for fuel;

•	political conditions;

•	laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;

•	changes in pricing or production controls by OPEC;

•	technological advances affecting energy consumption and supply;

•	energy conversation efforts;

•	price and availability of alternative fuels; and

•	weather.

A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits, which could also adversely impact their businesses sufficiently to cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs or to otherwise comply with new environmental regulations to obtain incentives associated therewith. There would be no assurance that the volume of orders from our customers would increase again or that we would be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to use so much cash for fuel purchases as to impair our liquidity.

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

Because we resell fuel worldwide, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import or export licensing requirements, which could increase our costs of doing business internationally;

•	the costs of hiring and retaining senior management for overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions, or otherwise limiting the movement of funds;

•	governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;

•	political risks specific to foreign jurisdictions; and

•	terrorism, war, civil unrest and natural disasters.

In particular, we operate in emerging markets, such as Russia and certain countries in Asia and Latin America, which have been plagued by corruption and have uncertain regulatory environments, both of which could have a negative impact on our operations there. Many countries in which we operate historically have been and may continue to be susceptible to recessions or currency devaluation.

We also operate in certain high risk locations such as Iraq and Afghanistan that are experiencing military action or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations there. In these high risk locations where we have operations, we may incur substantial costs to maintain the safety of our personnel. Despite these activities, in these locations, we cannot guarantee the safety of our personnel, and we may suffer future losses of employees or subcontractors.

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

In addition, many of our customers are foreign customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid depreciation or devaluation in currency affecting our customers could have an adverse effect on our customers’ operations and their ability to convert local currency to U.S. dollars to make required payments to us. This could in turn increase our credit losses and adversely affect our business, financial condition and results of operations.

Third parties who fail to provide services to us and our customers as agreed could harm our business.

We use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in port and at sea and delivering land-based fuel. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as an interruption of their business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities which might have a material adverse effect on our business, financial condition and results of operations.

To the extent that we use third parties in our operations in emerging markets, we are also subject to the risk that we could be held accountable for the failure of these third parties to comply with the laws and regulations of the U.S. government and various international jurisdictions.

If the fuel we purchase from our suppliers fails to meet our contractual specifications we have agreed to supply to our customers, our business could be adversely affected.

We purchase the fuel we resell from various suppliers. If the fuel we resell fails to meet the specifications we have agreed to with customers, our relationship with our customers could be adversely affected and we could be subject to claims and other liabilities that could have a material adverse effect on our business, financial condition and results of operations. Although in most cases we have recourse against our suppliers for fuel which fails to meet contractual specifications, such recourse cannot be assured.

Non-performance of suppliers on their sale commitments and customers on their purchase commitments could disrupt our business.

We enter into sale and purchase agreements with customers and suppliers for fuel at fixed prices. To the extent either a customer or supplier fails to perform on their commitment, we may be required to sell or purchase the fuel at prevailing market prices, which could be significantly different than the fixed price within the sale and purchase agreements and therefore significant differences in these prices could cause losses that would have a material adverse effect on our business, financial condition and results of operations.

Material disruptions in the availability or supply of fuel would adversely affect our business.

The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related services in certain markets. These parties may have significant negotiation leverage over us, so should they be unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

Adverse conditions in the aviation, marine and land transportation industries may have an adverse effect on our business.

Our business is focused on the marketing of fuel and fuel-related services to the aviation, marine and land transportation industries. These industries are generally affected by economic cycles and therefore weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

In addition, the aviation, marine and land transportation industries are subject to laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change, which may reduce the demand for our products and services. The scientific community, led largely by the Intergovernmental Panel on Climate Change, has provided scientific evidence that human activity, and particularly the combustion of fossil fuels, has increased the levels of GHGs, in the atmosphere and contributed to observed changes in the global climate system. These findings have led to proposals for substantial transformation of the world’s energy production and transportation systems in order to slow, and ultimately reduce, the production of CO2 and other GHG emissions sufficiently to reduce their atmospheric concentrations. As a result, our customers could be required to purchase allowances or offsets to emit GHGs or other regulated pollutants or to pay taxes on such emissions. The ultimate legislation and regulations that result from these activities could have a material impact on our business and on the businesses of our customers.

Insurance coverage for some of our operations may be insufficient to cover losses.

Although we maintain insurance to cover risks associated with the operation of our business, there can be no assurance that the types of insurance we obtain or the level of coverage will be adequate. Also, if we take, or fail to take, certain actions, our insurance carriers may refuse to pay particular claims. If the cost of insurance increases, we may decide to discontinue certain insurance coverage or reduce our level of coverage to offset the cost increase. In addition, insurance coverage that we currently have could become difficult or impossible to obtain in the future.

Our failure to comply with the restrictions of our Credit Facility could adversely affect our operating flexibility.

We have the ability to borrow money pursuant to a Credit Facility that imposes certain operating and financial covenants on us, such as limiting or prohibiting our ability to pay dividends, incur additional debt, create liens, make restricted payments, sell assets or engage in mergers or acquisitions. Our failure to comply with obligations under the Credit Facility, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, could trigger cross-defaults under other agreements to which we are a party, such as certain derivatives contracts and promissory notes issued in connection with acquisitions, and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our cash equivalents and investments are subject to risks which may cause illiquidity and losses from declines in value.

Our cash equivalents, principally consisting of overnight investments, bank money market accounts, bank time deposits, money market mutual funds and investment grade commercial paper, are subject to credit, liquidity, market and interest rate risk, which can be exacerbated by volatility in the capital markets. Adverse changes to these risks could result in the decline of the fair value of our cash equivalents and investments and could materially affect our financial condition, results of operations, and cash flows.

Our business is dependent on the ability to obtain financing to meet our capital requirements and fund our future growth, which may be particularly difficult to obtain if there is volatility in the credit and capital markets.

We rely on credit arrangements with banks, suppliers and other parties as a significant source of liquidity for capital requirements not satisfied by operating cash flow. A substantial tightening of the global credit markets could affect our ability to obtain credit as and when we need it on commercially reasonable terms or at all and, consequently, could have a negative impact on our future development and growth. If we are unable to obtain debt financing and instead raise capital through an equity issuance, existing shareholders would be diluted. Even if we are able to obtain debt financing, the restrictions creditors place on our operations and our increased interest expense and leverage could limit our ability to grow.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and professional team. Although we have employment agreements with certain of our key executive officers, the employment agreements do not prevent those officers from ceasing their employment with us at any time. If we are unable to retain existing senior management and professional personnel, or to attract other qualified senior management and professional personnel on terms satisfactory to us, our business will be adversely affected. While we maintain key man life insurance with respect to certain members of our senior management, our coverage levels may not be sufficient to offset any losses we may suffer as a result of departing officers, and there is no assurance that we will continue to maintain key man life insurance in the future.

Businesses we have acquired or may acquire in the future as well as strategic investments will expose us to increased operating risks.

As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers and other related service businesses. For example, we purchased the Hiller Group Incorporated and certain affiliates (“Hiller”), Shell Company of Gibraltar Limited (“Gib Oil”), Western Petroleum Company (“Western”), certain assets of Lakeside Oil Company, Inc. (the “Lakeside business”) and Falmouth Oil Services Limited (the “FOS business”) in 2010. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, or that we will be able to finance acquisitions on economically acceptable terms. Even if we are able to acquire new businesses in the future, they could result in the incurrence of substantial additional indebtedness and other expenses or potentially dilutive issuances of equity securities and may affect the market price of our common stock, inhibit our ability to pay dividends or restrict our operations.

These investments could expose us to additional business and operating risks and uncertainties, including:

•	the ability to effectively integrate and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

•	the ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;

•

the diversion of management’s time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;

•	the risks associated with entering markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees, customers or suppliers of the acquired businesses;

•	the requirement to write-down acquired assets as a result of the acquired business being worth less than we paid for it;

•	capital expenditure requirements exceeding our estimates;

•	the risk that an acquisition or strategic investment could reduce our future earnings; and

•	the assumption of material liabilities, exposure to unknown liabilities, and no or limited indemnities.

Changes in U.S. or foreign tax laws could adversely affect our business and future operating results.

We are affected by various U.S. and foreign taxes imposed on the purchase and sale of aviation, marine and land fuel products. These taxes include sales, excise, GST, VAT, and other taxes. Changes in U.S. and foreign tax laws or our failure to comply with those tax laws could adversely affect our business and operating results.

Our international operations require us to comply with applicable U.S. and international laws and regulations.

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

We have established policies and procedures designed to assist the Company’s and its personnel’s compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.

On April 19, 2009, we received an administrative subpoena from OFAC requesting information regarding transactions that the Company has conducted involving Cuba since April 1, 2004. Upon receipt of this subpoena, we initiated an internal review to identify transactions involving Cuba, and we voluntarily expanded the scope of this review to include transactions involving Iran and Sudan. On December 8, 2009, we received a separate administrative subpoena from OFAC requesting information regarding the Company’s transactions involving Sudanese overflight payments since June 30, 2008. We responded to both subpoenas and identified certain transactions that may have resulted in violations of U.S. sanctions regulations or our OFAC-issued licenses, including the failure to make certain periodic reports as required by our OFAC-issued licenses and a small number of sanctioned country-related transactions which took place after one of our licenses had expired. In our responses to OFAC, we noted that the transactions we identified as potential violations resulted in very small amounts of revenue to us, and that we intend to take certain remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against the Company. Additionally, in the course of its ongoing review, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to reenter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

Reduced sales to our government customers could adversely affect our profitability

We have a large and varied customer base. During 2010, no individual customer accounted for sales totaling more than 10% of our sales. However, due to the higher level of profitability associated with our government services business, the loss of a significant government customer or a material reduction in sales to a significant government customer could adversely affect our operating margins, our profitability and our results of operations.

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

If we are involved in a spill, leak, fire, explosion or other accident involving hazardous substances or if there are releases of fuel or fuel products we own, our operations could be disrupted and we could be subject to material liabilities, such as the cost of investigating and remediating contaminated properties or claims by customers, employees or others who may have been injured, or whose property may have been damaged. These liabilities, to the extent not covered by insurance, could have a material adverse effect on our business, financial condition and results of operations. Some environmental laws impose strict liability, which means we could have liability without regard to whether we were negligent or at fault.

In addition, compliance with existing and future environmental laws regulating fuel storage terminals, fuel delivery vessels and barges and underground storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs. The remediation and other costs required to clean up or treat contaminated sites could be substantial and may not be covered by insurance.

Our fuel storage and vessel and barge operations have inherent risks that could negatively impact our results of operations and financial condition.

Operating fuel storage terminals and fuel delivery vessels and barges carries with it the inherent risks of oil spills and other environmental mishaps, fires, collisions and other catastrophic disasters, loss of life, severe damage to and destruction of property and equipment, loss of product and business interruption. Damage arising from such occurrences may result in third party lawsuits asserting large claims. We maintain insurance to mitigate these costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities suffered by us from the occurrence of one or more of the risks described above. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim. Any of these occurrences, and any resulting media coverage, could have a material adverse effect on our stock price and on our business, results of operations, cash flows and financial condition.

If we are held liable for clean up and other costs related to several businesses we exited, which handled hazardous and non-hazardous waste, such liability could adversely affect our business and financial condition.

We have exited several businesses, such as the waste management and remediation services business, that handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities in the United States. We have been sued in the past and may be sued in the future as a potentially responsible party for the clean up of such disposal facilities and may be held liable for these and other clean up costs pursuant to U.S. federal and state laws and regulations. In addition, under these laws and regulations, we may be required to clean up facilities previously operated by us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Our expansive international operations exacerbate the risks associated with the need to maintain effective internal controls. Accordingly, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline. Moreover, even if we and our auditors do not identify any concerns about our internal control system, it may not prevent all potential errors or fraud.

An increase in interest rates may cause the market price of our common stock to decline.

Like all equity investments, an investment in our common stock is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded corporate interests. Reduced demand for our common stock resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common stock to decline.

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

The following table sets forth our principal properties, all of which are leased, as of February 9, 2011. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2011 in any material respect.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration

9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	Two leases: May 2011 Two Leases: March 2013 and January 2014

3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018

Portland House 13th Floor Bressenden Place London, UK SW1E6BH	Administrative, operations and sales office for marine segment	Two Leases: March 2015

Kingfisher House North Park Gatwick Road Crawley, West Sussex, UK RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015

238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	December 2012

Suite 47-F Almas Tower Jumeirah Lakes Towers P.O. Box 340513, Dubai, United Arab Emirates	Sales office for aviation segment	February 2014

The Fairmont Dubai Hotel Building, Office 1701, Sheikh Zayed Road Dubai, United Arab Emirates	Marketing office for marine segment	December 2012

Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office for marine segment	December 2012

Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	September 2011

Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 2 San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	March 2013

555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224	Administrative, operations and sales office for land segment	January 2013

Cabriole Center 5201 W. 73rd St Eden Prairie, MN 55435	Administrative, operations and sales office for aviation and land segments	December 2013

Item 3.	Legal Proceedings

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (“the County”) filed suit (the “County Suit”) in the state circuit court in and for Miami-Dade County against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”).

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRPs”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRPs as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (i) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport and (ii) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

If we are added as a defendant in the County Suit, we will vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”) is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $4.5 million in damages, plus interest and attorney’s fees, in its pending action. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

As of December 31, 2010, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of February 15, 2011, there were 231 shareholders of record of our common stock and the closing price of our stock on the NYSE was $39.72. The following table sets forth, for each quarter in 2010 and 2009, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2010
First quarter	$29.07	$22.68
Second quarter	30.32	24.03
Third quarter	28.99	24.14
Fourth quarter	36.70	25.98

2009
First quarter	$18.38	$13.08
Second quarter	23.91	15.43
Third quarter	25.23	18.62
Fourth quarter	27.58	23.23

Cash Dividends

The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2010 and 2009.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2010
First quarter	$0.0375	March 4, 2010	March 19, 2010	April 8, 2010
Second quarter	0.0375	June 3, 2010	June 18, 2010	July 7, 2010
Third quarter	0.0375	September 2, 2010	September 17, 2010	October 6, 2010
Fourth quarter	0.0375	December 2, 2010	December 17, 2010	January 5, 2011

2009
First quarter	$0.0375	February 26, 2009	March 20, 2009	April 8, 2009
Second quarter	0.0375	June 4, 2009	June 19, 2009	July 8, 2009
Third quarter	0.0375	September 3, 2009	September 18, 2009	October 7, 2009
Fourth quarter	0.0375	December 3, 2009	December 18, 2009	January 6, 2010

Our Credit Facility restricts the payment of cash dividends to a maximum of the sum of (i) $50 million plus (ii) 100% of the net proceeds of all equity issuances made after the closing of the Credit Facility. Beginning with the fiscal year ending December 31, 2011, the payment of cash dividends will be restricted to a maximum of the sum of (i) $50 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing of the Credit Facility. For additional information regarding our Credit Facility, see Note 7 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance

This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five-year period from December 31, 2005 through December 31, 2010. The cumulative return includes reinvestment of dividends.

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding stock options and stock-settled stock appreciation rights, which are referred to collectively as “Option Awards” and restricted stock units (“RSUs”) under our various equity compensation plans (which were all approved by our shareholders) and available for future issuance under equity compensation plans as of December 31, 2010 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding Option Awards and RSUs	(b) Weighted average exercise or conversion price of outstanding Option Awards and RSUs	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Omnibus Plan	2,113	$ 6.75	4,785
2001 Omnibus Plan	117	17.42	—

	2,230	$ 7.31	4,785

There are no outstanding warrants to purchase our common stock.

Recent Sales of Unregistered Securities

On October 1, 2010, we issued 388,199 shares of unregistered common stock with an estimated fair value of $10.0 million to the sellers of Western in connection with our acquisition of Western and certain affiliates. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

On December 31, 2010, we issued 301,416 shares of unregistered common stock with an estimated fair value of $11.0 million to the sellers of Hiller in connection with our acquisition of Hiller and certain affiliates. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

Repurchase of Common Stock

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs (2)
10/1/10-10/31/10	410	$26.72	—	$—	$50,000,000
11/1/10-11/30/10	—	—	—	—	50,000,000
12/1/10-12/31/10	—	—	—	—	50,000,000

Total	410	$26.72	—	$—	$50,000,000

(1)	These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.
(2)

In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and has no expiration date but may be suspended or discontinued at any time. As of December 31, 2010, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

For information on repurchases of common stock for the first three quarters of 2010, see the corresponding Form 10-Q for each such quarter.

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006

Revenue	$19,131,147	$11,295,177	$18,509,403	$13,729,555	$10,785,136
Cost of revenue	18,689,006	10,919,586	18,114,020	13,484,283	10,571,067

Gross profit	442,141	375,591	395,383	245,272	214,069
Operating expenses (5)	261,275	221,596	241,643	159,384	137,423

Income from operations	180,866	153,995	153,740	85,888	76,646
Other (expense) income, net	(3,336)	(4,086)	(16,165)	698	4,753

Income before taxes	177,530	149,909	137,575	86,586	81,399
Provision for income taxes	31,027	32,346	32,370	21,235	17,353

Net income including noncontrolling interest	146,503	117,563	105,205	65,351	64,046
Net (loss) income attributable to noncontrolling interest	(362)	424	166	578	98

Net income attributable to World Fuel	$146,865	$117,139	$105,039	$64,773	$63,948

Basic earnings per share	$2.36	$1.99	$1.82	$1.14	$1.15

Basic weighted average shares	62,168	59,003	57,707	56,853	55,710

Diluted earnings per share	$2.31	$1.96	$1.80	$1.11	$1.12

Diluted weighted average shares	63,441	59,901	58,244	58,346	56,870

Cash dividends declared per share	$0.150	$0.150	$0.075	$0.075	$0.075

	As of December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006
Cash, cash equivalents and short-term investments	$272,893	$306,943	$322,452	$44,251	$188,995
Accounts receivable, net	1,386,700	951,398	676,100	1,370,656	860,084
Total current assets	2,067,867	1,467,947	1,172,150	1,665,308	1,196,091
Total assets	2,566,450	1,747,995	1,404,626	1,798,046	1,277,400
Total current liabilities	1,358,484	951,711	750,787	1,230,328	826,130
Total long-term liabilities	81,402	63,035	45,693	83,058	24,670
Total shareholders’ equity	1,126,564	733,249	608,146	484,660	426,600

(1)

In 2010, we acquired i) FOS on January 1st, ii) the Lakeside business on July 1st, iii) Western on October 1st, iv) Gib Oil on December 1st, and v) Hiller on December 31st. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)

In April 2009, we acquired Henty and the TGS business. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since April 1, 2009.

(3)

In June 2008, we acquired certain assets of Texor Petroleum Company, Inc., (the “Texor business”). The financial position and results of operations of this acquisition have been included in our consolidated financial statements since June 1, 2008.

(4)

In December 2007, we acquired all of the outstanding stock of each of Kropp Holdings, Inc., and Avcard Services, Ltd. (collectively, “AVCARD”). The financial position and results of operations of this acquisition have been included in our consolidated financial statements since December 1, 2007.

(5)

Included in operating expenses are total compensation costs associated with share-based payment awards of $8.8 million for 2010, $6.5 million for 2009, $14.7 million for 2008 (including special bonus awards of $4.5 million, which were settled in our common stock in 2009), $7.2 million for 2007 and $7.0 million for 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 - Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A – Risk Factors.”

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of this Form 10-K.

Reportable Segments

We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Financial information with respect to our business segments is provided in Note 12 to the accompanying consolidated financial statements included in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During 2010, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $9.8 million, as compared to $8.6 million during 2009, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Results of Operations

The results of operations do not include the results of i) Hiller (aviation segment) prior to December 31, 2010, ii) Gib Oil (aviation, marine and land segments) prior to December 1, 2010, iii) Western (aviation and land segments) prior to October 1, 2010, iv) the Lakeside business (land segment) prior to July 1, 2010, v) the FOS business (marine segment) prior to January 1, 2010, vi) Henty (marine and land segments) or the TGS business (land segment) prior to April 1, 2009 or vii) the results of the Texor business (land segment) prior to June 1, 2008, the respective acquisition date of each of these acquired businesses.

2010 compared to 2009

Revenue. Our revenue for 2010 was $19.1 billion, an increase of $7.8 billion, or 69.4%, as compared to 2009. Our revenue during these periods was attributable to the following segments (in thousands):

	2010	2009	$ Change
Aviation segment	$7,132,749	$4,049,565	$3,083,184
Marine segment	9,220,998	6,040,643	3,180,355
Land segment	2,777,400	1,204,969	1,572,431

Total	$19,131,147	$11,295,177	$7,835,970

Our aviation segment contributed $7.1 billion in revenue for 2010, an increase of $3.1 billion, or 76.1% as compared to 2009. Of the total increase in aviation segment revenue, $1.7 billion was primarily due to increased sales volume from both new and existing customers. The remaining increase of $1.4 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2010 as compared to 2009.

Our marine segment contributed $9.2 billion in revenue for 2010, an increase of $3.2 billion, or 52.6%, as compared to 2009. Of the total increase in marine segment revenue, $2.2 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2010 compared to 2009. The remaining increase of $1.0 billion was primarily due to increased sales volume from both new and existing customers.

Our land segment contributed $2.8 billion in revenue for 2010, an increase of $1.6 billion as compared to 2009. Of the total increase in land segment revenue, $1.1 billion resulted primarily from additional sales volume attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full years results in 2010 from the businesses acquired in 2009. Additionally, sales volume increased to both new and existing customers. The remaining increase of $453.8 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2010 as compared to 2009.

Gross Profit. Our gross profit for 2010 was $442.1 million, an increase of $66.6 million, or 17.7%, as compared to 2009. Our gross profit during these periods was attributable to the following segments (in thousands):

	2010	2009	$ Change
Aviation segment	$215,130	$163,730	$51,400
Marine segment	165,344	168,890	(3,546)
Land segment	61,667	42,971	18,696

Total	$442,141	$375,591	$66,550

Our aviation segment gross profit for 2010 was $215.1 million, an increase of $51.4 million, or 31.4%, as compared to 2009. The increase in aviation segment gross profit was due to $57.3 million in increased sales volume to both new and existing customers, which was partially offset by $5.9 million in decreased gross profit per gallon sold resulting primarily from our efforts to increase sales volume.

Our marine segment gross profit for 2010 was $165.3 million, a decrease of $3.5 million, or 2.1%, as compared to 2009. The decrease in marine segment gross profit was due to $30.2 million in decreased gross profit per metric ton sold primarily due to an increase in market competitiveness and fluctuations in customer mix, partially offset by $26.7 million in increased sales volume to new and existing customers.

Our land segment gross profit for 2010 was $61.7 million, an increase of $18.7 million, or 43.5%, as compared to 2009. The increase in land segment gross profit resulted primarily from additional sales volume attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full years results in 2010 from the businesses acquired in 2009.

Operating Expenses. Total operating expenses for 2010 were $261.3 million, an increase of $39.7 million, or 17.9%, as compared to 2009. The following table sets forth our expense categories (in thousands):

	2010	2009	$ Change
Compensation and employee benefits	$162,451	$137,408	$25,043
Provision for bad debt	4,262	4,552	(290)
General and administrative	94,562	79,636	14,926

Total	$261,275	$221,596	$39,679

Of the total increase in operating expenses, $25.0 million was related to compensation and employee benefits and $14.9 million was related to general and administrative expenses. Partially offsetting these increases was a reduction of $0.3 million in provision for bad debt. The increase in compensation and employee benefits was primarily due to the inclusion of acquired businesses, salaries related to new hires to support our growing global business and increased incentive compensation and share-based compensation. The increase in general and administrative expenses was primarily due to the inclusion of acquired businesses, including the amortization of acquired intangible assets, increased professional fees related to systems development and acquisitions, as well as increases related to additional business travel, insurance and rent resulting from growth. The relatively flat provision for bad debt was due to the improved credit quality of our receivable portfolio which offset the effects of the increase in accounts receivable as a result of increased volume and higher world oil prices.

Income from Operations. Our income from operations for 2010 was $180.9 million, an increase of $26.9 million, or 17.4%, as compared to 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	2010	2009	$ Change
Aviation segment	$118,351	$75,462	$42,889
Marine segment	84,656	97,636	(12,980)
Land segment	15,948	10,778	5,170

	218,955	183,876	35,079
Corporate overhead - unallocated	38,089	29,881	8,208

Total	$180,866	$153,995	$26,871

Our aviation segment income from operations was $118.4 million for 2010, an increase of $42.9 million, or 56.8%, as compared to 2009. This increase resulted from $51.4 million in higher gross profit which was partially offset by increased operating expenses of $8.5 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our marine segment earned $84.7 million in income from operations for 2010, a decrease of $13.0 million, or 13.3%, as compared to 2009. This decrease resulted from increased operating expenses of $9.5 million and a $3.5 million decrease in gross profit. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses which were partially offset by a lower provision for bad debt.

Our land segment income from operations was $15.9 million for 2010, an increase of $5.2 million, or 48.0%, as compared to 2009. This increase resulted primarily from income from operations attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full years results in 2010 from the businesses acquired in 2009.

Corporate overhead costs not charged to the business segments were $38.1 million for 2010, an increase of $8.2 million, or 27.5%, as compared to 2009. The increase in corporate overhead costs not charged to the business segments was attributable to increases in compensation and employee benefits, including incentive and share-based compensation, and general and administrative expenses.

Non-Operating Expenses, net. For 2010, we had non-operating expenses, net of $3.3 million, a decrease of $0.8 million, or 18.4%, as compared to 2009. This decrease was primarily due to the recording in 2010 of a $1.9 million gain related to our short-term investments and $0.9 million of equity income in the earnings of a joint venture which was partially offset by $2.2 million of increases in foreign exchange losses and interest expense and other financing costs, net, principally related to the new credit facility, during 2010 as compared to the corresponding period of 2009.

Taxes. For 2010, our effective tax rate was 17.5% and our income tax provision was $31.0 million, as compared to an effective tax rate of 21.6% and an income tax provision of $32.3 million for 2009. The lower effective tax rate for 2010 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Share. Our net income for 2010 was $146.9 million, an increase of $29.8 million, or 25.4%, as compared to 2009. Diluted earnings per share for 2010 was $2.31 per share, an increase of $0.35 per share, or 17.9%, as compared to 2009.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for 2010 and 2009 (in thousands):

	2010	2009
Net income	$146,865	$117,139
Share-based compensation expense, net of taxes	7,111	4,729
Intangible asset amortization expense, net of taxes	6,739	5,986

Non-GAAP net income	$160,715	$127,854

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per share for 2010 and 2009:

	2010	2009
Diluted earnings per share	$2.31	$1.96
Share-based compensation expense, net of taxes	0.11	0.07
Intangible asset amortization expense, net of taxes	0.11	0.10

Non-GAAP diluted earnings per share	$2.53	$2.13

The non-GAAP financial measures exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

2009 compared to 2008

Revenue. Our revenue for 2009 was $11.3 billion, a decrease of $7.2 billion, or 39.0%, as compared to 2008. Our revenue during these periods was attributable to the following segments (in thousands):

	2009	2008	$ Change
Aviation segment	$4,049,565	$7,294,466	$(3,244,901)
Marine segment	6,040,643	9,915,291	(3,874,648)
Land segment	1,204,969	1,299,646	(94,677)

Total	$11,295,177	$18,509,403	$(7,214,226)

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

Gross Profit. Our gross profit for 2009 was $375.6 million, a decrease of $19.8 million, or 5.0%, as compared to 2008. Our gross profit during these periods was attributable to the following segments (in thousands):

	2009	2008	$ Change
Aviation segment	$163,730	$165,834	$(2,104)
Marine segment	168,890	203,345	(34,455)
Land segment	42,971	26,204	16,767

Total	$375,591	$395,383	$(19,792)

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

Income from Operations. Our income from operations for 2009 was $154.0 million, an increase of $0.3 million, or 0.2%, as compared to 2008. Income from operations during these periods was attributable to the following segments (in thousands):

	2009	2008	$ Change
Aviation segment	$75,462	$68,142	$7,320
Marine segment	97,636	121,818	(24,182)
Land segment	10,778	3,489	7,289

	183,876	193,449	(9,573)
Corporate overhead - unallocated	29,881	39,709	9,828

Total	$153,995	$153,740	$255

Our aviation segment income from operations was $75.5 million for 2009, an increase of $7.3 million, or 10.7%, as compared to 2008. This increase resulted from decreased operating expenses of $9.4 million which were partially offset by $2.1 million in lower gross profit. The decrease in aviation segment operating expenses was attributable to decreases in provision for bad debt and general and administrative expenses.

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

Non-Operating Expenses, net. For 2009, we had non-operating expenses, net of $4.1 million, a decrease of $12.1 million, or 74.7%, as compared to 2008. This decrease was primarily due to foreign currency losses related to our subsidiaries in Brazil during 2008 which we did not experience in 2009 due to a change in functional currency and a reduction in foreign exchange losses and decreased interest expense related to lower outstanding borrowings under our Credit Facility, in 2009.

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

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for 2009 and 2008 (in thousands):

	2009	2008
Net income	$117,139	$105,039
Share-based compensation expense, net of taxes	4,729	11,065
Intangible asset amortization expense, net of taxes	5,986	3,997

Non-GAAP net income	$127,854	$120,101

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per share for 2009 and 2008:

	2009	2008
Diluted earnings per share	$1.96	$1.80
Share-based compensation expense, net of taxes	0.07	0.19
Intangible asset amortization expense, net of taxes	0.10	0.07

Non-GAAP diluted earnings per share	$2.13	$2.06

The non-GAAP financial measures exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

Liquidity and Capital Resources

The following table reflects the major categories of cash flows for 2010, 2009 and 2008. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2010	2009	2008
Net cash (used in) provided by operating activities	$(35,698)	$77,921	$393,452
Net cash used in investing activities	(180,292)	(61,828)	(100,157)
Net cash provided by (used in) financing activities	189,951	(34,436)	(13,372)

2010 compared to 2009

Operating Activities. For 2010, net cash used in operating activities totaled $35.7 million as compared to net cash provided by operating activities of $77.9 million in 2009. The $113.6 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily accounts receivable, net, inventories and prepaid expenses, driven by increased sales volume and world oil prices as compared to 2009, which were partially offset by increased net income.

Investing Activities. For 2010, net cash used in investing activities was $180.3 million as compared to $61.8 million in 2009. The $118.5 million increase in cash used in investing activities in 2010 was primarily due to increased cash used in the acquisition of businesses and increased capital expenditures related to systems development in 2010 as compared to 2009, which was partially offset by the sale of short-term investments.

Financing Activities. For 2010, net cash provided by financing activities was $190.0 million as compared to net cash used in financing activities of $34.4 million in 2009. The $224.4 million change in cash flows from financing activities was primarily due to proceeds from our public offering of common stock. In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

2009 compared to 2008

Operating Activities. For 2009, net cash provided by operating activities totaled $78.0 million as compared to $393.5 million in 2008. The change in cash flows provided by operating activities was primarily due to reduced cash flow provided from operating assets and liabilities as a result of a steep decline in oil prices in the latter part of 2008 as compared to relatively stable oil prices in 2009 and increased inventory positions in 2009.

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

Other Liquidity Measures

Cash and Cash Equivalents. As of December 31, 2010, we had $272.9 million of cash and cash equivalents compared to $298.8 million of cash and cash equivalents as of December 31, 2009. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at December 31, 2010 and 2009. Our issued letters of credit under the Credit Facility totaled $72.0 million and $47.3 million at December 31, 2010 and 2009, respectively. The Credit Facility expires in September 2015.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2010, we were in compliance with all financial covenants contained in our Credit Facility.

Other Credit Lines. Additionally, we have other credit lines aggregating $84.0 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2010 and 2009, our outstanding letters of credit and bank guarantees under these credit lines totaled $44.0 million and $20.2 million, respectively.

Short-Term Debt. As of December 31, 2010, our short-term debt of $17.1 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary and capital lease obligations.

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

Contractual Obligations

As of December 31, 2010, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3- 5 years	> 5 years
Debt and interest obligations	$44,295	$18,783	$20,164	$4,953	$395
Operating lease obligations	32,456	8,549	12,053	7,185	4,669
Employment agreement obligations	16,814	6,674	10,140	—	—
Derivatives obligations	9,092	8,591	501	—	—
Purchase commitment obligations	44,990	44,990	—	—	—
Deferred compensation obligations	2,242	662	1,389	—	191

Total	$149,889	$88,249	$44,247	$12,138	$5,255

Debt and Interest Obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on the expected payment dates.

Unrecognized Tax Liabilities. As of December 31, 2010, our liabilities for unrecognized tax benefits (“Unrecognized Tax Liabilities”) were $39.5 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2010, we had issued letters of credit and bank guarantees totaling $116.0 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2010, we had $27.8 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. There were no outstanding cash flow hedges as of December 31, 2010 and 2009.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2010 and 2009, we recorded an unrealized net loss of $0.8 million and an unrealized net gain of $2.9 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as fixed price purchase and sale contracts, which do not qualify for hedge accounting; to offer our customers fuel pricing alternatives to meet their needs; and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2010 and 2009, we recorded an unrealized net loss of $0.1 million and an unrealized net gain of $1.2 million, respectively, related to our non-designated derivative positions on the respective dates.

As of December 31, 2010, our derivative instruments were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	294	GAL	0.048	$14
	2011	Commodity contracts for inventory hedging (short)	28,644	GAL	(0.061)	(1,752)
	2011	Commodity contracts for firm commitment hedging (long)	59	MT	0.441	26
	2011	Commodity contracts for firm commitment hedging (short)	56	MT	(8.143)	(456)
	2011	Commodity contracts for inventory hedging (short)	70	MT	(0.386)	(27)

						$(2,195)

Non-Designated	2011	Commodity contracts (long)	16,877	GAL	0.279	$4,707
	2011	Commodity contracts (short)	27,439	GAL	(0.209)	(5,748)
	2011	Commodity contracts (long)	432	MT	7.646	3,303
	2011	Commodity contracts (short)	460	MT	(4.820)	(2,217)
	2011	Foreign currency contracts (short)	24,063	BRL	(0.015)	(353)
	2011	Foreign currency contracts (long)	900	CAD	0.012	11
	2011	Foreign currency contracts (short)	3,300	CAD	(0.014)	(47)
	2011	Foreign currency contracts (long)	2,378,853	CLP	0.000	56
	2011	Foreign currency contracts (long)	205	EUR	0.024	5
	2011	Foreign currency contracts (short)	10,741	EUR	(0.008)	(86)
	2011	Foreign currency contracts (long)	2,568	GBP	0.017	44
	2011	Foreign currency contracts (short)	30,527	GBP	0.006	198
	2011	Foreign currency contracts (long)	42,000	MXN	0.000	1
	2011	Foreign currency contracts (long)	4,500	SGD	0.013	58
	2012	Commodity contracts (long)	199	GAL	0.101	20
	2012	Commodity contracts (short)	299	GAL	(0.134)	(40)

						$(88)

Interest Rate

Borrowings under our Credit Facility related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2010, we had no outstanding borrowings under our Credit Facility. As of December 31, 2010, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $34.6 million, of which $26.5 million of these promissory notes bear interest at an annual rate equal to LIBOR plus 1.0% and $8.1 million bears interest at an annual rate of LIBOR plus a spread ranging from 1.0%-2.0%, with a provision for a minimum rate of 4.0% and a maximum rate of 6.0%. At December 31, 2010, the annual interest rate for these promissory notes was 4.0%. The remaining outstanding debt of $3.0 million as of December 31, 2010, primarily relates to loans payable to noncontrolling shareholders of a consolidated subsidiary, which bears interest at annual rates ranging from 3.5% to 7.0%.

Item 8.	Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2011, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this Form 10-K.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework specified in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. Management has excluded Hiller, Gib Oil, Western and the Lakeside business (the “Excluded Companies”) from its assessment of internal control over financial reporting as of December 31, 2010 because the companies were acquired in purchase business combinations during 2010. The total assets, including goodwill and intangible assets, and total revenues of the Excluded Companies represent approximately 14.2% and 4.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2010.

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

Information on our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Report of Independent Registered Certified Public Accounting Firm.	45

(ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009.	47

(iii)	Consolidated Statements of Income for 2010, 2009 and 2008.	48

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2010, 2009 and 2008.	49

(v)	Consolidated Statements of Cash Flows for 2010, 2009 and 2008.	51

(vi)	Notes to the Consolidated Financial Statements.	54

(a)(2)	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Form 10-K:

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among World Fuel Services Corporation, World Fuel Services, Inc., Texor Petroleum Company, Inc., Thomas E. Gleitsman and Anthony E. Speiser, dated March 28, 2008 (incorporated by reference herein to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 8, 2008).

3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K filed on February 3, 2005).

3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 23, 2009).

3.3	By-Laws, amended and restated as of November 14, 2008 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 20, 2008).

10.1	Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008). *

10.2	Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2008). *

Exhibit No.	Description

10.3	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2007). *

10.4	Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008). *

10.5	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S-8 filed on December 20, 2005). *

10.6	2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006). *

10.7	First Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective February 26, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.8	Second Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective June 3, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.9	2008 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *

10.10	First Amendment to the World Fuel Services Corporation 2008 Executive Incentive Plan, effective December 19, 2008 (incorporated by reference herein to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009). *

10.11	Form of Restricted Stock Grant Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on November 7, 2006). *

10.12	Form of Stock-Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on November 7, 2006). *

10.13	Form of Restricted Stock Units Grant Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Current Report on Form 8-K filed on November 7, 2006). *

Exhibit No.	Description

10.14	Form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006). *

10.15	Third Amended and Restated Credit Agreement, dated as of September 8, 2010, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2010).

10.16	Agreement for Advancement of Expenses by and between World Fuel Services, Inc. and Michael S. Clementi, dated as of February 25, 2010 (incorporated by reference herein to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Hiller, Gib Oil, Western and the Lakeside business (the “Excluded Companies”) from its assessment of internal control over financial reporting as of December 31, 2010 because the companies were acquired in purchase business combinations during the year ended December 31, 2010. The total assets, including goodwill and intangible assets, and total revenues of the Excluded Companies represent approximately 14.2% and 4.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 24, 2011

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$272,893	$298,843
Short-term investments	—	8,100
Accounts receivable, net	1,386,700	951,398
Inventories	211,526	126,793
Prepaid expenses	96,461	30,034
Transaction taxes receivable	55,125	21,640
Short-term derivative assets, net	7,686	12,257
Other current assets	37,476	18,882

Total current assets	2,067,867	1,467,947
Property and equipment, net	64,106	38,777
Goodwill	287,434	153,841
Identifiable intangible assets, net	117,726	72,805
Non-current other assets	29,317	14,625

Total assets	$2,566,450	$1,747,995

Liabilities and equity:
Liabilities:
Current liabilities:
Short-term debt	$17,076	$6,684
Accounts payable	1,131,228	796,978
Customer deposits	65,480	63,967
Transaction taxes payable	59,910	19,090
Short-term derivative liabilities, net	8,591	10,616
Accrued expenses and other current liabilities	76,199	54,376

Total current liabilities	1,358,484	951,711
Long-term debt	24,566	9,925
Non-current income tax liabilities, net	45,328	41,962
Other long-term liabilities	11,508	11,148

Total liabilities	1,439,886	1,014,746

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 100,000 authorized, shares of 69,602 and 59,385 issued and outstanding at December 31, 2010 and 2009, respectively	696	594
Capital in excess of par value	468,963	213,414
Retained earnings	652,796	515,218
Accumulated other comprehensive income	4,753	3,795

Total World Fuel shareholders’ equity	1,127,208	733,021
Noncontrolling interest (deficit) equity	(644)	228

Total equity	1,126,564	733,249

Total liabilities and equity	$2,566,450	$1,747,995

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2010	2009	2008

Revenue	$19,131,147	$11,295,177	$18,509,403
Cost of revenue	18,689,006	10,919,586	18,114,020

Gross profit	442,141	375,591	395,383

Operating expenses:
Compensation and employee benefits	162,451	137,408	140,280
Provision for bad debt	4,262	4,552	16,081
General and administrative	94,562	79,636	85,282

Total operating expenses	261,275	221,596	241,643

Income from operations	180,866	153,995	153,740

Non-operating expenses, net:
Interest expense and other financing costs, net	(4,745)	(3,663)	(8,455)
Other income (expense), net	1,409	(423)	(7,710)

	(3,336)	(4,086)	(16,165)

Income before income taxes	177,530	149,909	137,575
Provision for income taxes	31,027	32,346	32,370

Net income including noncontrolling interest	146,503	117,563	105,205
Net (loss) income attributable to noncontrolling interest	(362)	424	166

Net income attributable to World Fuel	$146,865	$117,139	$105,039

Basic earnings per share	$2.36	$1.99	$1.82

Basic weighted average common shares	62,168	59,003	57,707

Diluted earnings per share	$2.31	$1.96	$1.80

Diluted weighted average common shares	63,441	59,901	58,244

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	World Fuel Shareholders’ Equity	Noncontrolling Interest (Deficit) Equity	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2007	57,158	$572	$179,513	$303,757	$35	$483,877	$783	$484,660

Comprehensive income:
Net income	—	—	—	105,039	—	105,039	166	105,205
Foreign currency translation adjustment	—	—	—	—	(3,340)	(3,340)	—	(3,340)
Change in effective portion of cash flow hedges, net of income tax benefit of $433	—	—	—	—	(1,096)	(1,096)	—	(1,096)

Comprehensive income						100,603	166	100,769

Cash dividends declared	—	—	—	(4,345)	—	(4,345)	—	(4,345)
Distribution of noncontrolling interest	—	—	—		—	—	(690)	(690)
Amortization of share-based payment awards	—	—	8,643	—	—	8,643	—	8,643
Issuance of shares related to share-based payment awards including income tax benefit of $5,842	656	6	7,146	—	—	7,152	—	7,152
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(22)	—	(297)	—	—	(297)	—	(297)
Issuance of shares related to acquisition	820	8	9,876	—	—	9,884	—	9,884
Cumulative adjustment for the adoption of accounting standard on fair value measurements	—	—	—	2,502	—	2,502	—	2,502
Other	(22)	—	(132)	—	—	(132)	—	(132)

Balance at December 31, 2008	58,590	586	204,749	406,953	(4,401)	607,887	259	608,146

Comprehensive income:
Net income	—	—	—	117,139	—	117,139	424	117,563
Foreign currency translation adjustment	—	—	—	—	7,135	7,135	—	7,135
Change in effective portion of cash flow hedges, net of income tax provision of $413	—	—	—	—	1,061	1,061	—	1,061

Comprehensive income						125,335	424	125,759

Cash dividends declared	—	—	—	(8,872)	—	(8,872)	—	(8,872)
Distribution of noncontrolling interest	—	—	—	—	—	—	(455)	(455)
Amortization of share-based payment awards	—	—	6,763	—	—	6,763	—	6,763
Issuance of shares related to share-based payment awards	1,095	11	6,848	—	—	6,859	—	6,859
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(278)	(3)	(4,951)	—	—	(4,954)	—	(4,954)
Other	(22)	—	5	(2)	—	3	—	3

Balance at December 31, 2009	59,385	594	213,414	515,218	3,795	733,021	228	733,249

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - (Continued)

(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	World Fuel Shareholders’ Equity	Noncontrolling Interest (Deficit) Equity	Total

	Common Stock
	Shares	Amount

Comprehensive income:
Net income	—	—	—	146,865	—	146,865	(362)	146,503
Foreign currency translation adjustment	—	—	—	—	958	958	—	958

Comprehensive income						147,823	(362)	147,461

Cash dividends declared	—	—	—	(9,287)	—	(9,287)	—	(9,287)
Distribution of noncontrolling interest	—	—	—	—	—	—	(510)	(510)
Amortization of share-based payment awards	—	—	8,789	—	—	8,789	—	8,789
Issuance of shares related to share-based payment awards including income tax benefit of $10,380	383	4	10,796	—	—	10,800	—	10,800
Public offering of shares	9,200	92	218,724	—	—	218,816	—	218,816
Issuance of shares related to acquisitions	690	7	21,063	—	—	21,070	—	21,070
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(56)	(1)	(3,823)	—	—	(3,824)	—	(3,824)

Balance at December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interest	$146,503	$117,563	$105,205

Adjustments to reconcile net income including noncontrolling interest to net cash (used in) provided by operating activities -
Depreciation and amortization	19,106	16,956	13,870
Provision for bad debt	4,262	4,552	16,081
Gain on short-term investment	(1,900)	—	—
Deferred income tax (benefit) provision	(7,379)	7,919	(5,390)
Share-based payment award compensation costs	8,789	6,480	14,674
Foreign currency losses (gains), net	(164)	(1,163)	(652)
Other	474	1,052	275
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(329,105)	(262,912)	706,912
Inventories	(58,924)	(93,606)	75,700
Prepaid expenses	(62,575)	708	(17,776)
Transaction taxes receivable	(27,976)	(2,151)	(5,344)
Other current assets	(15,619)	(304)	3,128
Short-term derivative assets, net	4,336	60,011	17,013
Non-current other assets	(3,888)	(5,504)	4,566
Accounts payable	247,408	242,611	(531,315)
Customer deposits	(2,400)	22,592	1,968
Transaction taxes payable	26,916	13,600	(826)
Accrued expenses and other current liabilities	27,832	(6,188)	21,800
Short-term derivative liabilities, net	(823)	(54,212)	(23,061)
Non-current income tax and other long-term liabilities	(10,571)	9,917	(3,376)

Total adjustments	(182,201)	(39,642)	288,247

Net cash (used in) provided by operating activities	(35,698)	77,921	393,452

Cash flows from investing activities:
Capital expenditures	(12,485)	(6,493)	(6,791)
Funding arrangement to service provider	—	(3,353)	—
Purchase of short-term investments	—	(25,185)	—
Proceeds from the sale of short-term investments	10,000	25,185	—
Acquisition of businesses, net of cash acquired	(177,807)	(51,982)	(93,366)

Net cash used in investing activities	(180,292)	(61,828)	(100,157)

Cash flows from financing activities:
Dividends paid on common stock	(8,911)	(7,747)	(4,335)
Distribution of noncontrolling interest	(510)	(451)	(690)
Borrowings under senior revolving credit facility	—	—	1,871,578
Repayments under senior revolving credit facility	—	—	(1,911,578)
Payment of senior revolving credit facility loan costs	(8,518)	—	—
Borrowings of debt other than senior revolving credit facility	—	2,074	14,507
Repayments of debt other than senior revolving credit facility	(6,470)	(24,379)	—
Proceeds from exercise of stock options	294	1,013	2,612
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	10,380	—	5,842
Proceeds from sale of equity shares, net of expenses	218,816
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(3,824)	(4,954)	(1,599)
Payment of assumed pension fund exit fee	(11,306)	—	—
Restricted cash	—	—	10,000
Other	—	8	291

Net cash provided by (used in) financing activities	$189,951	$(34,436)	$(13,372)

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In thousands)

	For the Year ended December 31,
	2010	2009	2008

Effect of exchange rate changes on cash and cash equivalents	$89	$2,834	$(1,722)

Net (decrease) increase in cash and cash equivalents	(25,950)	(15,509)	278,201
Cash and cash equivalents, at beginning of period	298,843	314,352	36,151

Cash and cash equivalents, at end of period	$272,893	$298,843	$314,352

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$2,528	$4,414	$9,091

Income taxes	$24,754	$29,820	$20,756

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, were $2.6 million and $2.2 million at December 31, 2010 and 2009, respectively, and were paid in January 2011 and 2010.

As of December 31, 2010, we had accrued capital expenditures totaling $2.7 million, which was recorded in accrued expenses and other current liabilities and deferred compensation and other long-term liabilities in the amount of $1.6 million and $1.1 million, respectively.

In connection with our acquisitions, we issued promissory notes totaling $26.5 million, $4.3 million and $14.0 million in 2010, 2009 and 2008, respectively, and equity of $21.1 million and $9.9 million in 2010 and 2008, respectively. Additionally in 2010, we recorded a payable to the sellers of the Lakeside business (see Note 1) related to a purchase price adjustment, which was recorded in accrued expenses and other current liabilities, and an increase in goodwill.

In 2010, in connection with our acquisition of the FOS business (see Note 1), we extinguished certain receivables totaling $6.4 million, of which $3.3 million was related to receivables attributable to the 2009 funding arrangement to service provider.

In 2009, we issued $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities, and deferred compensation and other long-term liabilities in the amount of $4.5 million and $1.3 million, respectively.

In 2009, in connection with our acquisition of Henty (see Note 1), we recorded a long-term liability and goodwill of £4.2 million ($6.2 million) related to an Earn-out (as defined in Note 1).

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

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(In thousands)

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2010	2009	2008
Assets acquired, net of cash	$365,890	$71,225	$136,487

Liabilities assumed	$127,642	$13,287	$19,237

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

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, flight based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer a private label charge card used to purchase aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S.

Acquisitions

2010 Acquisitions

On January 1, 2010, we completed the acquisition of certain assets of Falmouth Oil Services Limited (the “FOS business”). The FOS business is primarily a marine oil terminal for fuel oil and diesel strategically located in the United Kingdom, which we used for fuel storage prior to the acquisition. The financial position and results of operations of the FOS business have been included in our consolidated financial statements since its acquisition date.

On July 1, 2010, we completed the acquisition of certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the “Lakeside business”). The Lakeside business, based in Milwaukee, Wisconsin, is primarily a distributor of branded and unbranded gasoline and diesel fuel. The financial position and results of operations of the Lakeside business have been included in our consolidated financial statements since its acquisition date.

On October 1, 2010, we completed the acquisition of all of the outstanding stock of Western Petroleum Company, (“Western”), a distributor of unbranded gasoline and diesel fuel in the United States and Canada and branded and unbranded aviation fuel in the United States. The financial position and results of operations of Western have been included in our consolidated financial statements since its acquisition date.

On December 1, 2010, we completed the acquisition of all of the outstanding stock of Shell Company of Gibraltar, Limited, (“Gib Oil”), a distributor of aviation fuel, marine oil and gasoline and diesel fuel in Gibraltar.

The financial position and results of operations of Gib Oil have been included in our consolidated financial statements since its acquisition date.

On December 31, 2010, we completed the acquisition of all of the outstanding stock of The Hiller Group Incorporated and Air Petro Corp. and all of the outstanding membership interest of HG Equipment, LLC and AHT Services, LLC (collectively, “Hiller”), a distributor of branded aviation fuel to fixed-base operators and corporate flight departments. The financial position and results of operations of Hiller have been included in our consolidated financial statements since its acquisition date.

The estimated aggregate purchase price for the acquisitions of the FOS business, the Lakeside business, Western, Gib Oil and Hiller (the “2010 Acquisitions”) was $238.2 million, and is subject to change based on the final value of the net assets acquired for the 2010 Acquisitions completed during the fourth quarter of 2010. The following reconciles the estimated aggregate purchase price for the 2010 Acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$238,248
Less: Promissory notes issued	26,500
Less: Common stock issued	21,070
Less: Extinguishment of certain receivables from Falmouth Oil Services Limited	6,401

Estimated cash consideration	184,277
Plus: Amounts due from sellers, net	370

Cash consideration paid	184,647
Less: Cash acquired	6,840

Cash paid for acquisition of businesses, net of cash acquired	$177,807

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common shares on the acquisition date.

The estimated purchase price for each of the 2010 Acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. With the exception of the FOS business acquisition, at December 31, 2010, the valuations of the assets acquired and liabilities assumed of the 2010 Acquisitions have not been completed; accordingly, the allocation of their purchase price may change. On an aggregate basis, the estimated purchase price allocation for the 2010 Acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$6,840
Accounts receivable	116,214
Inventories	25,576
Property and equipment	20,031
Identifiable intangible assets	54,733
Goodwill	133,244
Other current and long-term assets	9,252
Liabilities assumed:
Accounts payable	(86,637)
Assumed pension fund exit fee (post employment benefits)	(11,306)
Accrued expenses and other current liabilities	(23,935)
Other long-term liabilities	(5,764)

Estimated purchase price	$238,248

Post acquisition, the payment of the assumed pension fund exit fee has been classified as a financing activity in the consolidated statement of cash flows due to the fact that the liability was paid on behalf of the seller subsequent to closing as the actuarially calculated amount was not available prior to the acquisition. The terms of the acquisition agreement called for the termination of participation in the applicable pension plan and a dollar for dollar decrease in the purchase consideration for amounts paid to exit from the plan.

In connection with the 2010 Acquisitions, we recorded goodwill of $15.2 million in our marine segment, $45.4 million in our aviation segment and $72.6 million in our land segment, of which $97.2 is anticipated to be deductible for tax purposes. The aggregate identifiable intangible assets of the 2010 Acquisitions are as follows (in thousands):

		Weighted-average Lives

Customer relationships	$44,238	4.3 years
Supplier agreements	7,359	11.5 years
Non-compete agreements	1,996	3.1 years
Trademark/trade name rights	860	Indefinite
Other	280	1.6 years

	$54,733

With the exception of the FOS business, our 2010 Acquisition contributed revenue of $779.2 million and net income of $4.3 million for 2010. The revenue and net income contributed by our acquisition of the FOS business were not significant as there were no significant third-party customers of the FOS business and it has been integrated into our existing business.

The following presents the unaudited pro forma results for 2010 and 2009 as if our 2010 Acquisitions, with the exception of the FOS business, have been completed on January 1, 2009, respectively (in thousands, except per share data):

	2010	2009
	(pro forma)	(pro forma)
Revenue	$20,944,328	$13,530,444
Net income attributable to World Fuel	$157,569	$130,175
Earnings per share:
Basic	$2.51	$2.18
Diluted	$2.46	$2.15

FOS is not included in the pro forma information above as its impact on the pro forma amounts is not significant.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”) and completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the “TGS business”). Henty is a provider of marine and land based fuels in the United Kingdom and the TGS business, based in Chicago, Illinois, is primarily a distributor of branded and unbranded gasoline and diesel fuel. The financial position and results of operations of Henty and the TGS business have been included in our consolidated financial statements since April 1, 2009. The estimated aggregate purchase price of these two acquisitions was $61.3 million which consisted of $47.5 million in cash, net of cash acquired of $3.4 million, $4.2 million in promissory notes issued and $6.2 million in estimated contingent consideration (Earn-out). The estimated purchase price for each of the Henty and the TGS business acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value: fixed assets of $5.6 million, identifiable intangible assets of $22.0 million, goodwill of $29.9 million, working capital of $9.2 million and long-term and deferred tax liabilities of $5.4 million.

The Henty purchase agreement includes an Earn-out based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. Pursuant to an amendment to the purchase agreement in September 2010, the maximum Earn-out that may be paid was reduced from £9.0 million to £6.0 million ($9.4 million as of December 31, 2010) if all operating targets are achieved. In consideration for the reduction in the maximum Earn-out, a minimum Earn-out of £2.7 million ($4.2 million as of December 31, 2010) was established. As of the acquisition date, we estimated the fair value of the Earn-out to be £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration. We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period. During 2010, we recorded a decrease in the estimated fair value of the Earn-out liability of £1.0 million ($1.5 million) with a corresponding credit to general and administrative operating expenses in the consolidated statement of income. As of December 31, 2010, the estimated fair value of the Earn-out liability is £3.2 million ($5.0 million). For 2010, Henty contributed revenue of $269.7 million and net income of $2.8 million.

The financial position and results of operations of Henty and the TGS business have been included in our consolidated financial statements since April 1, 2009.

2008 Acquisition

In June 2008, we completed the acquisition of certain assets of Texor Petroleum Company, Inc., including the assets comprising its wholesale motor fuel distribution business and the Texor Petroleum trade name (the “Texor business”). In connection with the acquisition, we also acquired the rights to operate eight retail gasoline stations. The Texor business is primarily a distributor of branded and unbranded gasoline and diesel fuel to retail petroleum operators and industrial, commercial and government customers and operates a small number of retail gasoline stations. The financial position and results of operations of the Texor business have been included in our consolidated financial statements since June 1, 2008. The estimated purchase price of the acquired net assets was $117.6, including acquisition costs of $0.5 million, and consisted of $93.4 million in cash, net of cash acquired of $0.3 million, $9.9 million in shares of our common stock and $14.0 million in the form of a promissory note. The estimated purchase price of the acquisition of the Texor business was allocated to the assets acquired and liabilities assumed based on their estimated fair value: fixed assets of $1.2 million, identifiable intangible assets of $38.3 million, goodwill of $66.0 million and working capital of $12.1 million.

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

We measure our money market mutual funds, short-term investments and derivative contracts at their fair value in accordance with accounting guidance for fair value measurement. We believe the carrying value of our debt approximates fair value since these obligations bear interest at variable rates or fixed rates which are not significantly different than market rates.

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

There were no significant changes to our valuation techniques during 2010 and 2009.

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

Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

For more information on our derivatives, see Note 4.

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

In connection with our acquisitions, we recorded identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements, technology acquired and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization are reviewed annually for impairment by comparing the estimated fair value of the intangible asset with its carrying value.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During 2010, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $9.8 million, as compared to $8.6 million during 2009, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Revenue Recognition

Revenue from the sale of fuel and related goods is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

Revenue from card processing services is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

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

The amounts recorded as a reduction of revenue related to volume rebates and promotional allowance arrangements paid to our customers were $2.3 million and $3.0 million in 2010 and 2009, respectively, and the amounts recorded as a reduction of cost of revenue related to volume rebates received from vendors were $5.8 million and $6.6 million in 2010 and 2009, respectively.

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

Foreign Currency

The functional currency of our U.S. and foreign subsidiaries, except for our two subsidiaries in Brazil and a subsidiary in the United Kingdom, which utilize the Brazilian Real and British Pound Sterling as their functional currencies, respectively, is the U.S. dollar. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other, net, in the accompanying consolidated statements of income in the period incurred. We recorded net foreign currency transaction losses of $1.8 million, $0.6 million and $8.1 million in 2010, 2009 and 2008, respectively.

Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. We recorded a net foreign currency translation adjustment gain of $1.0 million and $7.1million in 2010 and 2009, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	2010	2009	2008
Numerator:
Net income attributable to World Fuel	$146,865	$117,139	$105,039

Denominator:
Weighted average common shares for basic earnings per share	62,168	59,003	57,707
Effect of dilutive securities	1,273	898	537

Weighted average common shares for diluted earnings per share	63,441	59,901	58,244

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	305	803	1,477

Basic earnings per share	$2.36	$1.99	$1.82

Diluted earnings per share	$2.31	$1.96	$1.80

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented and also to expand the supplemental pro forma disclosures required. This ASU will be applied prospectively for the first annual reporting period beginning after December 15, 2010. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. In December 2010, the FASB issued an ASU which modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued an ASU relating to improved disclosures about the credit quality of financing receivables and the related allowance for credit losses. In December 2010, we adopted the portion of the guidance which pertains to disclosures as of the end of the reporting period. The adoption of this portion of the ASU did not have a material impact on our consolidated financial statements and disclosures. The disclosures for activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. In the first quarter of 2010, we adopted an ASU relating to additional disclosures regarding fair value measurements. The adoption of this ASU resulted in additional fair value disclosures (see Note 11) and did not have a material impact on our consolidated financial statements.

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

At December 31, 2009, our short-term investments consisted of commercial paper valued at $8.1 million, with a par value of $10.0 million, as a result of a $1.9 million impairment charge recorded in September 2007. During the second quarter of 2010, we recorded a gain of $1.9 million, which is reflected in other income (expense), net for the year ended December 31, 2010 in the consolidated statements of income, due to the collection of the full par value of $10.0 million in July 2010.

3.	Accounts Receivable

We had accounts receivable of $1.4 billion and $951.4 million, net of an allowance for bad debt of $20.2 million and $19.7 million, as of December 31, 2010 and 2009, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. The following table sets forth activities in our allowance for bad debt (in thousands):

	2010	2009	2008
Balance at beginning of period	$19,690	$23,271	$12,644
Charges to provision for bad debt	4,262	4,552	16,081
Write-off of uncollectible accounts receivable	(4,291)	(8,800)	(5,866)
Recoveries of bad debt	540	667	412

Balance at end of period	$20,201	$19,690	$23,271

Included in accounts receivable, as of December 31, 2010, 2009 and 2008, were net receivables due from Signature, a related party, of $21.2 million, $10.4 million and $7.1 million, respectively. For 2010, 2009 and 2008, sales to Signature amounted to $233.3 million, $107.7 million and $210.2 million, respectively. In addition sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group (“ASIG”), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

4.	Derivatives

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. There were no outstanding cash flow hedges as of December 31, 2010 and 2009.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2010 and 2009, we recorded an unrealized net loss of $0.8 million and an unrealized net gain of $2.9 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as fixed price purchase and sale contracts, which do not qualify for hedge accounting; to offer our customers fuel pricing alternatives to meet their needs; and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2010 and 2009, we recorded an unrealized net loss of $0.1 million and an unrealized net gain of $1.2 million, respectively, related to our non-designated derivative positions on the respective dates.

For additional information on our derivatives accounting policy, see Note 1.

As of December 31, 2010, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	294	GAL	0.048	$14
	2011	Commodity contracts for inventory hedging (short)	28,644	GAL	(0.061)	(1,752)
	2011	Commodity contracts for firm commitment hedging (long)	59	MT	0.441	26
	2011	Commodity contracts for firm commitment hedging (short)	56	MT	(8.143)	(456)
	2011	Commodity contracts for inventory hedging (short)	70	MT	(0.386)	(27)

						$(2,195)

Non-Designated	2011	Commodity contracts (long)	16,877	GAL	0.279	$4,707
	2011	Commodity contracts (short)	27,439	GAL	(0.209)	(5,748)
	2011	Commodity contracts (long)	432	MT	7.646	3,303
	2011	Commodity contracts (short)	460	MT	(4.820)	(2,217)
	2011	Foreign currency contracts (short)	24,063	BRL	(0.015)	(353)
	2011	Foreign currency contracts (long)	900	CAD	0.012	11
	2011	Foreign currency contracts (short)	3,300	CAD	(0.014)	(47)
	2011	Foreign currency contracts (long)	2,378,853	CLP	0.000	56
	2011	Foreign currency contracts (long)	205	EUR	0.024	5
	2011	Foreign currency contracts (short)	10,741	EUR	(0.008)	(86)
	2011	Foreign currency contracts (long)	2,568	GBP	0.017	44
	2011	Foreign currency contracts (short)	30,527	GBP	0.006	198
	2011	Foreign currency contracts (long)	42,000	MXN	0.000	1
	2011	Foreign currency contracts (long)	4,500	SGD	0.013	58
	2012	Commodity contracts (long)	199	GAL	0.101	20
	2012	Commodity contracts (short)	299	GAL	(0.134)	(40)

						$(88)

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of December 31,
	Balance Sheet Location	2010	2009
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$439	$1,633
Commodity contracts	Short-term derivative liabilities, net	448	—
Foreign exchange contracts	Short-term derivative assets, net	—	187

		887	1,820

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	11,296	10,652
Commodity contracts	Short-term derivative liabilities, net	2,195	1,701
Commodity contracts	Non-current other assets	637	169
Commodity contracts	Other long-term liabilities	—	2
Foreign exchange contracts	Short-term derivative assets, net	369	4
Foreign exchange contracts	Short-term derivative liabilities, net	92	11

		14,589	12,539

		$15,476	$14,359

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$229	$74
Commodity contracts	Short-term derivative liabilities, net	2,853	3,367

		3,082	3,441

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	4,001	362
Commodity contracts	Short-term derivative liabilities, net	9,519	10,727
Commodity contracts	Other long-term liabilities	502	127
Commodity contracts	Non-current other assets	81	—
Foreign exchange contracts	Short-term derivative assets, net	185	—
Foreign exchange contracts	Short-term derivative liabilities, net	389	166

		14,677	11,382

		$17,759	$14,823

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2010	2009			2010	2009
For the year ended December 31,
Commodity contracts	Revenue	$10,040	$14,117	Firm commitments	Revenue	$(7,494)	$(14,227)
Commodity contracts	Cost of revenue	(739)	(13,162)	Firm commitments	Cost of revenue	(797)	12,193
Commodity contracts	Cost of revenue	(12,563)	(19,269)	Inventories	Cost of revenue	21,419	23,105

		$(3,262)	$(18,314)			$13,128	$21,071

There were no gains or losses for the year ended December 31, 2010 and 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)
	2010	2009		2010	2009
For the year ended December 31,
Foreign exchange contracts	$1,799	$(39)	Revenue	$1,107	$(38)
Foreign exchange contracts	—	631	Cost of revenue	—	131
Foreign exchange contracts	(81)	1,022	Other income (expense), net	(81)	47

	$1,718	$1,614		$1,026	$140

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income would be reclassified to the consolidated statement of income. During the year ended December 31, 2010, we de-designated a cash flow hedge due to the hedged forecasted foreign currency cash outflows no longer being probable which resulted in a realized net gain of $0.7 million being reclassified from accumulated other comprehensive income to other income (expense), net in the consolidated statements of income. During the year ended December 31, 2009, there were no amounts reclassified to the consolidated statement of income.

During the year ended December 31, 2010 and 2009, there were no amounts recognized in the consolidated statements of income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		2010	2009
For the Year ended December 31,
Commodity contracts	Revenue	$4,385	$3,590
Commodity contracts	Cost of revenue	(1,001)	2,087
Foreign exchange contracts	Other expense (income), net	2,536	1,583

		$5,920	$7,260

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of December 31, 2010.

5.	Property and Equipment

The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated Useful Lives
	2010	2009
Land	$5,231	$—	Indefinite
Leasehold improvements	10,914	9,018	5 -10 years
Office equipment, furniture and fixture	6,151	5,269	3 - 7 years
Computer equipment and software costs	63,441	49,306	3 - 9 years
Machinery and equipment	18,593	5,426	3 -10 years

	104,330	69,019
Accumulated depreciation and amortization	(40,224)	(30,242)

	$64,106	$38,777

As of December 31, 2010 and 2009, computer software costs, including capitalized internally developed software costs, amounted to $31.5 million and $23.6 million, net of accumulated amortization of $16.2 million and $11.9 million, respectively. Included in capitalized computer software costs are costs incurred in connection with software development in progress of $12.5 million and $2.3 million as of December 31, 2010 and 2009, respectively. For 2010, 2009 and 2008, we recorded amortization expense related to computer software costs of $4.2 million, $4.0 million and $4.0 million, respectively. As of December 31, 2010 and 2009, the accumulated amortization of assets recorded under capital leases was not significant.

6.	Goodwill and Identifiable Intangible Assets

Goodwill

Based on the results of comparing the estimated fair value of our reporting units, which are the same as our reporting segments, with their respective carrying amounts, the fair value of each of our reporting segments was substantially in excess of their carrying values; accordingly there was no impairment of goodwill as of December 31, 2010 and 2009.

The following table provides changes in goodwill for each of the following years (in thousands):

	Marine Segment	Aviation Segment	Land Segment	Total
At December 31, 2008	$39,686	$16,137	$66,187	$122,010
Acquisition of businesses	14,051	—	15,803	29,854
Foreign currency translation of Brazil subsidiary goodwill	1,977	—	—	1,977

At December 31, 2009	55,714	16,137	81,990	153,841
Acquisition of businesses	15,157	45,471	72,616	133,244
Foreign currency translation of Brazil subsidiary goodwill	349	—	—	349

At December 31, 2010	$71,220	$61,608	$154,606	$287,434

Identifiable Intangible Assets

The following table provides information about our identifiable intangible assets for each of the following years (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$106,600	$(24,679)	$81,921	$62,362	$(16,812)	$45,550
Supplier agreements	26,659	(2,461)	24,198	19,300	(1,473)	17,827
Non-compete agreements	5,907	(2,607)	3,300	3,910	(1,809)	2,101
Others	1,067	(347)	720	787	(188)	599

	140,233	(30,094)	110,139	86,359	(20,282)	66,077
Intangible assets not subject to amortization:
Trademark/trade name rights	7,587	—	7,587	6,728	—	6,728

	$147,820	$(30,094)	$117,726	$93,087	$(20,282)	$72,805

Intangible amortization expense for 2010, 2009 and 2008 was $9.8 million, $8.3 million and $5.6 million, respectively. The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2011	$15,238
2012	13,281
2013	11,710
2014	10,381
2015	8,469
Thereafter	51,060

$110,139

7.	Debt

We have an unsecured senior revolving credit facility (the “Credit Facility”) which permits borrowings up to $800.0 million, with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in September 2015.

Borrowings under our Credit Facility related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2010, the applicable margins for base rate loans and eurodollar rate loans were 1.5% and 2.5%, respectively. We had no outstanding borrowings under our Credit Facility at either December 31, 2010 or December 31, 2009. Letters of credit issued under our Credit Facility are subject to letters of credit fees of 2.5% as of December 31, 2010 and the unused portion of our Credit Facility is subject to commitment fees of 0.4% as of December 31, 2010. Our issued letters of credit under the Credit Facility totaled $72.0 million and $47.3 million at December 31, 2010 and December 31, 2009, respectively.

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

Outside of our Credit Facility we have other credit lines aggregating $84.0 million for the issuance of letters of credit and bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2010 and 2009, our outstanding letters of credit and bank guarantees under these credit lines totaled $44.0 million and $20.2 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the unsecured credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2010	2009
Acquisition promissory notes	$34,575	$13,593
Loans payable to noncontrolling shareholders of a subsidiary	3,146	3,011
Capital Leases	2,994	—
Other	927	5

Total debt	41,642	16,609
Short-term debt	17,076	6,684

Long-term debt	$24,566	$9,925

The acquisition promissory notes are payable in varying amounts from April 2011 to December 2014 and bear interest at annual rates ranging from 1.2% to 4.0% as of December 31, 2010. The loans payable to noncontrolling shareholders of a consolidated subsidiary are payable in varying amounts from April 2011 to October 2013 and bear interest at annual rates ranging from 3.5% to 7.0% as of December 31, 2010.

As of December 31, 2010, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2011	$17,076
2012	11,533
2013	7,838
2014	4,277
2015	539
Thereafter	379

$41,642

The following table provides additional information about our interest income and expense and other financing costs, net (in thousands):

	2010	2009	2008
Interest income	$714	$1,216	$1,886
Interest expense and other financing costs	(5,459)	(4,879)	(10,341)

	$(4,745)	$(3,663)	$(8,455)

8.	Shareholders’ Equity

Dividends

We declared cash dividends of $0.15 per share for 2010 and 2009 and $0.075 per share for 2008. Our Credit Facility restricts the payment of cash dividends to a maximum of the sum of (i) $50 million plus (ii) 100% of the net proceeds of all equity issuances made after the closing of the Credit Facility. Beginning with the fiscal year ending December 31, 2011, the payment of cash dividends will be restricted to a maximum of the sum of (i) $50 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing of the Credit Facility. The payment of the above-referenced dividends were in compliance with the Credit Facility.

Issuance of Common Stock

In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility. We did not repurchase any shares of common stock under any stock repurchase program in 2010, 2009 or 2008. As of December 31, 2010, we have $50.0 million available to repurchase shares under our share repurchase program.

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

The estimated fair value of stock and stock units issued to non-employee directors under the Stock Deferral Plan is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors under the Stock Deferral Plan are included as capital in excess of par value in shareholders’ equity. There were approximately 25,000 stock units outstanding as of December 31, 2010 and 2009. The aggregate carrying value of the outstanding stock units was $0.2 million at December 31, 2010 and 2009, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description

In 2001, our shareholders approved the 2001 Omnibus Plan (the “2001 Plan”). As of December 31, 2010, there were only 177,000 Option Awards outstanding under the 2001 Plan. The 2001 Plan will continue to govern these outstanding awards until they expire or are exercised.

The 2001 Plan was replaced by the 2006 Omnibus Plan (the “2006 Plan”), which was approved by our shareholders in June 2006. The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of World Fuel’s other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

The provisions of the 2006 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, RSUs, other share- based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above awards are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options or stock appreciation rights may not remain exercisable after the seven-year anniversary of the date of grant.

Pursuant to the 2006 Plan, 4,900,000 shares of common stock are authorized for issuance. Additional shares of common stock that may be granted under the 2006 Plan include any shares that were available for future grant under any of our prior stock plans, and any stock or stock options granted under the 2006 Plan or any prior plans that expire or are forfeited or canceled. Furthermore, any shares purchased by us from employees to satisfy the Option Award exercise prices and/or withholding taxes due upon vesting of restricted stock or RSUs or exercise of Option Awards are added to the maximum number of shares that may be issued under the 2006 Plan.

The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2010 and the remaining shares of common stock available for future issuance (in thousands):

Plan name	Option Awards	Restricted Stock	RSUs	Remaining shares of common stock available for future issuance
2006 Plan(1)	895	327	1,216	4,785
2001 Plan(2)	177	—	—	—

	1,072	327	1,216	4,785

(1)

As of December 31, 2010, the outstanding Option Awards will expire between June 2011 and December 2015, unvested restricted stock will vest between March 2011 and March 2013 and unvested RSUs will vest between March 2011 and December 2015. RSUs granted to non-employee directors under the 2006 Plan will vest equally on a monthly basis over a one year period. Once vested, the RSUs will remain outstanding until the date that the non-employee director to whom they were granted ceases, for any reason, to be a member of the Board of Directors.

(2)	As of December 31, 2010, the outstanding Option Awards will expire in March 2011.

Option Awards

The following table summarizes the status of our outstanding and exercisable Option Awards and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Option Awards Outstanding				Option Awards Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2007	4,408	$12.85	$15,297	2.2	2,306	$8.31	$14,578	1.2
Granted	736	13.42
Exercised	(1,349)	6.90
Forfeited	(6)	21.10

At December 31, 2008	3,789	15.06	16,654	2.4	1,168	11.02	9,772	1.3
Granted	48	21.78
Exercised	(1,759)	13.27
Forfeited	(17)	21.22

At December 31, 2009	2,061	16.70	20,914	2.1	1,419	17.62	13,109	1.6
Granted	36	24.89
Exercised	(1,085)	17.52

At December 31, 2010	1,012	$16.10	$20,346	1.9	480	$18.29	$8,619	1.3

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of Option Awards granted to employees and non-employee directors. The aggregate intrinsic value of Option Awards exercised during 2010, 2009 and 2008 was $13.2 million, $16.1 million and $7.1 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the Option Award exercise price.

The weighted average fair value of the Option Awards and the assumptions used to determine such fair value for each of the following years are as follows:

	2010	2009	2008
Weighted average fair value of Option Awards	$10.97	$9.33	$4.05
Expected term (in years)	4.0	4.0	4.0
Volatility	58.0%	58.9%	41.3%
Dividend yields	0.5%	0.7%	0.6%
Risk-free interest rates	1.7%	1.9%	2.3%

Restricted Stock Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant-date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
At December 31, 2007	748	$17.35	$10,825	2.8
Vested	(115)	12.35
Forfeited	(22)	17.48

At December 31, 2008	611	18.73	11,427	2.2
Vested	(135)	12.43
Forfeited	(57)	19.12

At December 31, 2009	419	20.88	11,245	1.7
Vested	(26)	21.30
Forfeited	(7)	20.95

At December 31, 2010	386	$20.84	$13,991	0.6

The aggregate value of restricted stock which vested during 2010, 2009 and 2008 was $1.0 million, $3.6 million and $1.6 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards

The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data and weighted average remaining contractual life):

	RSUs Outstanding
	RSUs	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
At December 31, 2007	31	$20.75	$473	—
Granted	258	12.67
Issued	(4)	12.98

At December 31, 2008	285	13.59	5,276	3.6
Granted	639	14.88
Issued	(10)	12.29
Forfeited	(13)	13.70

At December 31, 2009	901	14.52	24,131	2.5
Granted	343	28.32
Issued	(11)	14.03
Forfeited	(15)	19.91

At December 31, 2010	1,218	$18.34	$44,038	2.6

Included in the table above are 90 thousand RSUs held by our non-employee directors. Shares of our common stock will be issued to the non-employee director to satisfy these RSUs when he or she ceases, for any reason to be a member of our Board of Directors.

Common Stock Awards

As partial settlement of a special bonus award recorded in 2008 (see Note 10), we issued $4.5 million, or 162,338 shares, of our common stock in March 2009.

Unrecognized Compensation Cost

As of December 31, 2010, there was $12.6 million of total unrecognized compensation cost related to non-vested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheet. The unrecognized compensation cost at December 31, 2010 is expected to be recognized as compensation expense over a weighted average period of 1.6 years as follows (in thousands):

Year Ended December 31,
2011	$5,387
2012	3,255
2013	2,178
2014	1,254
2015	478

$12,552

9.	Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2010	2009	2008
United States	$(2,886)	$3,916	$(1,132)
Foreign	180,416	145,993	138,707

	$177,530	$149,909	$137,575

The income tax provision (benefit) related to income before taxes consists of the following components (in thousands):

	2010	2009	2008
Current:
U.S. federal statutory tax rate	$12,245	$—	$—
State	1,358	(242)	4,004
Foreign	22,367	20,897	22,850

	35,970	20,655	26,854

Deferred:
U.S. federal statutory tax rate	(3,776)	5,126	(4,676)
State	(1,926)	625	(888)
Foreign	(1,677)	2,168	174

	(7,379)	7,919	(5,390)

Non-current tax expense	2,436	3,772	10,906

Total	$31,027	$32,346	$32,370

The significant items included in non-current tax expense are tax expense resulting from allocating the tax benefit for stock based compensation to shareholder’s equity of $3.9 million for 2008 as well as tax expense associated with the reserve for uncertain tax positions of $2.4 million, $3.8 million and $5.0 million for 2010, 2009 and 2008, respectively.

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(18.6)	(16.9)	(15.4)
State income taxes, net of U.S. federal income tax benefit	0.1	—	1.1
Other permanent differences	1.0	3.5	2.8

Effective income tax rate	17.5%	21.6%	23.5%

For 2010, our effective tax rate was 17.5%, for an income tax provision of $31.0 million, as compared to an effective tax rate of 21.6% and $32.3 million for 2009. The lower effective tax rate for 2010 resulted primarily from fluctuations in the results achieved by our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

For 2009, our effective tax rate was 21.6%, for an income tax provision of $32.3 million, as compared to an effective tax rate of 23.5% and $32.4 million for 2008. The lower effective tax rate for 2009 resulted primarily from fluctuations in the results achieved by our subsidiaries in tax jurisdictions with different tax rates.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2010, 2009 and 2008, we had $574.4 million, $459.0 million and $374.8 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2010	2009

Excess of provision for bad debts over charge-offs	$4,400	$4,721
Net operating loss	113	219
Income tax credits	—	257
Excess of tax over financial reporting for depreciation of fixed assets	(2,101)	(2,285)
Excess of tax over financial reporting amortization of identifiable intangible assets and goodwill	(12,729)	(9,759)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	17,181	13,064
Accrued expenses	6,800	(46)
Prepaid expenses deductible for tax purposes	(1,341)	—
Other	(600)	—

	11,723	6,171

Valuation allowance	—	(257)

Total deferred income tax assets, net	$11,723	$5,914

Deferred income tax assets, current	$13,492	$11,260

Deferred income tax assets, non-current	$5,135	$2,798

Deferred income tax liabilities, current	$1,068	$3,970

Deferred income tax liabilities, non-current	$5,836	$4,174

In the accompanying balance sheets, the current deferred income tax assets are included in other current assets, the non-current income tax assets are included in non-current other assets, the current deferred income tax liabilities are included in accrued expenses and other current liabilities and the non-current deferred income tax liabilities are included in non-current income tax liabilities. The income tax credit of $0.3 million at December 31, 2009 is comprised of foreign tax credit (“FTC”) carryforwards. As of the year ended December 31, 2009, we recorded a valuation allowance of $0.3 million to reduce the value of FTC carryforwards to the estimated realizable amount. The FTC carryforwards as of December 31, 2009 were used during the year ended December 31, 2010.

As of December 31, 2010 and 2009, we had foreign net operating losses (“NOLs”) of $0.4 million and $0.8 million, respectively. The foreign NOLs have an unlimited carryforward period.

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2010, there were no FTC carryforwards. As of December 31, 2009, we had $7.9 million of FTC carryforwards related to the excess stock compensation deductions that resulted in a tax deduction or credit before the realization of the tax benefit from the deduction or credit. When realized in 2010, the FTCs resulted in a benefit recorded in additional paid in capital (“APIC”) with a corresponding decrease in income tax payable. We use the “with and without” method for purposes of determining when excess tax benefits have been realized.

As of December 31, 2010, 2009 and 2008, our APIC pool of windfall tax benefits related to employee compensation was estimated to be $10.4 million, $3.1 million and $8.5 million, respectively.

We operate under a special tax concession in Singapore which is effective through 2012 and is conditional upon our meeting certain employment and investment thresholds during the effective period. If the employment and investment thresholds are not met in accordance with our agreement, the tax concession may be eliminated retroactively to the beginning of 2008. This special tax concession may be extended beyond 2012 if certain additional requirements are satisfied. The tax concession reduces the tax rate on qualified sales and the impact of this tax concession decreased foreign taxes by $7.8 million, $6.5 million and $7.1 million for 2010, 2009 and 2008, respectively. The impact of the tax concession on diluted earnings per share was $0.12 per share, $0.11 per share and $0.12 per share for 2010, 2009 and 2008, respectively.

Tax Contingencies

We recorded an increase of $1.8 million of additional liabilities for unrecognized tax benefits (“Unrecognized Tax Liabilities”) and a decrease of $0.8 million of assets related to unrecognized tax benefits (“Unrecognized Tax Assets”) during 2010. In addition, during 2010, we recorded an increase of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation expense, which is included in other expense, net, in the accompanying consolidated statements of income. As of December 31, 2010, our Unrecognized Tax Liabilities were $39.5 million and our Unrecognized Tax Assets were $7.2 million.

We recorded an increase of $6.7 million of additional liabilities for Unrecognized Tax Liabilities and an increase of $2.9 million of assets related to Unrecognized Tax Assets during 2009. In addition, during 2009, we recorded an increase of $0.5 million to our Unrecognized Tax Liabilities related to a foreign currency translation expense, which is included in other expense, net, in the accompanying consolidated statements of income. As of December 31, 2009, our Unrecognized Tax Liabilities were $37.7 million and our Unrecognized Tax Assets were $8.0 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2010	2009	2008

Unrecognized tax benefit - opening balance	$27,158	$21,624	$17,886
Gross decreases - tax positions in prior period	—	(275)	(30)
Gross increases - tax positions in current period	4,095	6,596	4,476
Gross decreases - tax positions in current period	(1,629)	—	(62)
Gross increases - acquired entities	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(3,331)	(787)	(646)

Unrecognized tax benefit - ending balance	$26,293	$27,158	$21,624

If our uncertain tax positions as of December 31, 2010 are sustained by the taxing authorities in our favor, our income tax expense would be reduced by $19.9 million in the period the matter is considered settled in accordance with FIN 48. As of December 31, 2010, it does not appear that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We record accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we recorded $1.4 million, $0.8 million and $0.7 million for interest and $1.2 million, $0.8 million and $0.3 million for penalties, during 2010, 2009 and 2008, respectively. As of December 31,

2010 and 2009, we had recognized liabilities of $6.8 million and $5.3 million for interest and $6.4 million and $5.2 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	None	2004, 2007-2010
Singapore	None	2007-2010
United Kingdom	None	2004-2010
Brazil	None	2006-2010

10.	Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segment. As of December 31, 2010 and 2009, we had outstanding bonds that were arranged in order to satisfy various security requirements of $27.8 million and $17.7 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments

As of December 31, 2010, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2011	$8,549
2012	6,781
2013	5,272
2014	4,227
2015	2,958
Thereafter	4,669

$32,456

We incurred rental expense for all properties and equipment of $10.0 million, $9.1 million and $8.8 million for 2010, 2009 and 2008, respectively.

Sales and Purchase Commitments

As of December 31, 2010, fixed sales and purchase commitments under our derivative programs amounted to $42.3 million and $45.0 million, respectively.

Additionally, as of December 31, 2010, we had entered into certain other fixed price purchase commitments with corresponding fixed price sales commitments, the majority of which were satisfied within a two-week period. These purchase and sales commitments were made in the normal course of business.

Vendor and Customer Rebate and Branding Allowances

We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers in our land segment) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2010, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $26.9 million. Of this amount, $25.8 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

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

Pursuant to their agreements, our CEO and COO are entitled to receive a cash severance payment if: (a) we terminate the executive’s employment without cause following a change of control or for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either the executive elects or we elect not to extend the term of the agreement. The severance payment is equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of the executive’s employment. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans until he is no longer eligible for coverage under COBRA. Thereafter, we will reimburse the executive for the cost of obtaining private health insurance coverage for a certain period of time.

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

As of December 31, 2010, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2011	$6,674
2012	5,425
2013	4,715

$16,814

Named Executive Officer Annual Incentive Awards and Special Bonus Awards

Our CEO, COO, Chief Financial Officer (“CFO”), Chief Risk and Administrative Officer (“CRAO”) and Aviation Segment President (“Aviation President”), referred to collectively in this Form 10-K as Named Executive Officers (“NEOs”), are eligible to receive annual cash incentive awards (the “cash awards”) and annual share-based incentive awards (the “share-based awards”), which are specified as dollar amounts, upon the achievement of certain annual performance targets. The performance targets for the CEO, COO, CFO and CRAO were generally based on the growth of our net income while the performance targets for the Aviation President were generally based on achieving certain levels of aviation net operating income.

Earned cash awards are generally paid in the year immediately following the performance year, and we would record the earned cash awards as compensation expense during the performance year. Earned share-based awards will be converted to the appropriate number of equity shares (in the form of RSUs and/or SSARs) at the prevailing fair value amount on the grant date, which will occur in the year following the performance year. The equity shares will be granted under our 2006 Plan and will vest between 3-5 years. For accounting purposes, the share-based awards are accounted for as liability awards during the performance year until granted, when the share-based payment awards will be accounted for as equity awards. We would record compensation expense for the share-based awards proportionately at the start of the performance period until the end of the equity grant’s service vesting period, and we would record a corresponding liability amount until the equity shares are granted. When the equity shares are granted, we will reclassify the outstanding liability amount to capital in excess of par value and record the amortization of the equity shares to capital in excess of par value.

Based on the achievement of certain 2010 performance targets, in the aggregate, our NEOs earned $7.3 million of cash awards and $5.9 million of share-based awards. During 2010, in the aggregate, we recorded compensation expense of $8.7 million for these awards and the remaining compensation expense will be recorded in future periods corresponding with the awards’ vesting terms. For 2009, based on the achievement of certain performance targets, in the aggregate, our NEOs earned $2.8 million of cash awards. In 2009, the only NEO who earned a share-based award was our Aviation President, who earned $622 thousand. During 2009, in the aggregate, we recorded compensation expense of $2.9 million for these awards. For 2008, based on the achievement of the maximum performance targets, our CEO, COO, CFO and CRAO, in the aggregate, earned maximum annual cash incentive awards of $3.5 million while our Aviation President earned $0.6 million, including a discretionary bonus award of $0.2 million. In addition, as a result of our strong financial performance in 2008, the Compensation Committee made special bonus awards to our CEO, COO, CFO and CRAO aggregating $5.0 million, of which $4.5 million was settled in our common stock and $0.5 million in cash. In the aggregate, the total amount of cash and special bonus awards earned by the NEOs was $9.1 million for 2008. In 2008, our Aviation President was the only NEO eligible for the annual share-based incentive awards. In addition, our Aviation President earned $167 thousand of shared-based awards. During 2008, in the aggregate, we recorded compensation expense of $9.1 million for these awards.

Deferred Compensation Plans

We maintain long-term service programs under which certain key employees receive cash awards for long-term service. As of December 31, 2010 and 2009, our liabilities under these programs were $1.1 million and $0.6 million, respectively.

As of December 31, 2010 and 2009, deferred sales bonus of $0.9 million and $2.1 million, respectively, was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 60% of their compensation, subject to certain limitations. During 2010, 2009 and 2008, we made matching contributions of 50% for each 1% of the participants’ contributions up to 6% of the participants’ contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expenses for our contributions of $1.2 million, $1.0 million and $0.8 million for 2010, 2009 and 2008, respectively.

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expenses for our contributions of $1.2 million, $1.0 million and $0.8 million for 2010, 2009 and 2008, respectively.

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

Legal Matters

Miami Airport Litigation

In April 2001, Miami-Dade County, Florida (“the County”) filed suit (the “County Suit”) in the state circuit court in and for Miami-Dade County against 17 defendants to seek reimbursement for the cost of remediating environmental contamination at Miami International Airport (the “Airport”).

Also in April 2001, the County sent a letter to approximately 250 potentially responsible parties (“PRPs”), including World Fuel Services Corporation and one of our subsidiaries, advising of our potential liability for the clean-up costs of the contamination that is the subject of the County Suit. The County has threatened to add the PRPs as defendants in the County Suit, unless they agree to share in the cost of the environmental clean-up at the Airport. We have advised the County that: (i) neither we nor any of our subsidiaries were responsible for any environmental contamination at the Airport and (ii) to the extent that we or any of our subsidiaries were so responsible, our liability was subject to indemnification by the County pursuant to the indemnity provisions contained in our lease agreement with the County.

If we are added as a defendant in the County Suit, we will vigorously defend any claims, and we believe our liability in these matters (if any) should be adequately covered by the indemnification obligations of the County.

Brendan Airways Litigation

One of our subsidiaries, World Fuel Services, Inc. (“WFSI”) is involved in a dispute with Brendan Airways, LLC (“Brendan”), an aviation fuel customer, with respect to certain amounts Brendan claims to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI’s declaratory action. Brendan’s counterclaim remains pending as a separate lawsuit against WFSI, and Brendan is seeking $4.5 million in damages, plus interest and attorney’s fees, in its pending action. We believe Brendan’s claims are without merit and we intend to vigorously defend all of Brendan’s claims.

As of December 31, 2010, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
2010
Assets:
Cash equivalents	$32	$—	$—	$32	$—	$32
Commodity contracts	753	14,139	123	15,015	(7,000)	8,015
Foreign exchange contracts	—	461	—	461	(277)	184
Hedged item inventories	—	2,518	—	2,518		2,518
Hedged item commitments	—	797	—	797	(265)	532

Total	$785	$17,915	$123	$18,823	$(7,542)	$11,281

Liabilities:
Commodity contracts	$2,226	$14,926	$33	$17,185	$(8,391)	$8,794
Foreign exchange contracts	—	574	—	574	(277)	297
Hedged item commitments	—	361	—	361	(265)	96
Earn-out	—	—	5,012	5,012	—	5,012

Total	$2,226	$15,861	$5,045	$23,132	$(8,933)	$14,199

2009
Assets:
Cash equivalents	$106	$—	$—	$106	$—	$106
Commodity contracts	191	14,153	—	14,344	(2,326)	12,018
Foreign exchange contracts	—	—	15	15	(11)	4
Hedged item inventories	—	5,568	—	5,568	—	5,568
Hedged item commitments	—	407	—	407	(3)	404

	$297	$20,128	$15	$20,440	$(2,340)	$18,100

Liabilities:
Commodity contracts	$2,944	$11,710	$3	$14,657	$(5,554)	$9,103
Foreign exchange contracts	—	—	166	166	(11)	155
Hedged item commitments	—	1,486	—	1,486	(3)	1,483
Earn-out	—	—	6,728	6,728	—	6,728

	$2,944	$13,196	$6,897	$23,037	$(5,568)	$17,469

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

For our derivatives related contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value cash collateral paid or received against fair value amounts recognized for net derivative related positions executed with the same counterparty under the same master netting or offset agreement.

There were no amounts recognized for the obligation to return cash collateral that have been offset against fair value assets included within netting and collateral in the above table as of December 31, 2010 and 2009. There were no amounts recognized for the right to reclaim cash collateral that have been offset against fair value liabilities included within netting and collateral in the above table as of December 31, 2010. The amount recognized for the right to reclaim cash collateral that has been offset against fair value liabilities included within netting and collateral in the table above was $3.2 million as of December 31, 2009.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains (Losses) Included in Earnings	Unrealized Gains (Losses) Included in Other Comprehensive Income	Contingent Consideration	Settlements	End of Period, Assets (Liabilities)	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
2010

Commodity contracts, net	$(2)	$90	$—	$—	$2	$90	$90
Foreign exchange contracts, net	(152)	—	—	—	152	—	—
Earn-out	(6,728)	1,716	—	—	—	(5,012)	1,716

	$(6,882)	$1,806	$—	$—	$154	$(4,922)	$1,806

2009

Commodity contracts, net	$(4,953)	$(1,766)	$—	$—	$6,717	$(2)	$(2)
Foreign exchange contracts, net	(1,485)	(200)	1,474	—	59	(152)	(152)
Hedged item commitments	(298)				298
Earn-out	—	(551)	—	(6,177)	—	(6,728)	(551)

	$(6,736)	$(2,517)	$1,474	$(6,177)	$7,074	$(6,882)	$(705)

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

12.	Business Segments, Geographic Information, and Major Customers

Business Segments

Based on the nature of operations and quantitative thresholds pursuant to the accounting guidance on segment reporting, we have three reportable operating business segments: aviation, marine and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Please refer to Note 1 for the dates that the results of operations and related assets and liabilities of our acquisitions have been included in our operating segments. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2010	2009	2008
Revenue:
Aviation segment	$7,132,749	$4,049,565	$7,294,466
Marine segment	9,220,998	6,040,643	9,915,291
Land segment	2,777,400	1,204,969	1,299,646

	$19,131,147	$11,295,177	$18,509,403

Gross profit
Aviation segment	$215,130	$163,730	$165,834
Marine segment	165,344	168,890	203,345
Land segment	61,667	42,971	26,204

	$442,141	$375,591	$395,383

Income from operations:
Aviation segment	$118,351	$75,462	$68,142
Marine segment	84,656	97,636	121,818
Land segment	15,948	10,778	3,489

	218,955	183,876	193,449
Corporate overhead	38,089	29,881	39,709

	$180,866	$153,995	$153,740

Depreciation and amortization:
Aviation segment, includes allocation from corporate	$5,105	$5,391	$4,836
Marine segment, includes allocation from corporate	4,178	3,288	2,916
Land segment, includes allocation from corporate	7,362	5,808	3,034
Corporate	2,461	2,469	3,084

	$19,106	$16,956	$13,870

Capital expenditures:
Aviation segment	$510	$585	$985
Marine segment	3,109	820	510
Land segment	1,243	476	204
Corporate	10,326	4,612	4,196

	$15,188	$6,493	$5,895

Information concerning our accounts receivable, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2010	2009
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7,363 and $7,878 at December 31, 2010 and 2009, respectively	$420,788	$227,689
Marine segment, net of allowance for bad debt of $7,761 and $8,415 at December 31, 2010 and 2009, respectively	761,629	663,411
Land segment, net of allowance for bad debt of $5,077 and $3,397 at December 31, 2010 and 2009, respectively	204,283	60,298

	$1,386,700	$951,398

Goodwill
Aviation segment	$61,608	$16,137
Marine segment	71,220	55,714
Land segment	154,606	81,990

	$287,434	$153,841

Identifiable intangible assets, net
Aviation segment	$44,799	$19,679
Marine segment	10,498	10,449
Land segment	62,429	42,677

	$117,726	$72,805

Total assets:
Aviation segment	$740,563	$391,558
Marine segment	1,000,042	854,331
Land segment	524,592	207,722
Corporate	301,253	294,384

	$2,566,450	$1,747,995

Geographic Information

Information concerning our revenue, income from operations, non-current and total assets, as segregated between U.S. and foreign, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2010	2009	2008
Revenue:
United States	$8,679,030	$4,833,370	$8,462,570
Singapore	5,407,853	3,323,898	5,479,164
United Kingdom	2,595,916	1,617,677	3,286,504
Other foreign countries	2,448,348	1,520,232	1,281,165

Total	$19,131,147	$11,295,177	$18,509,403

Income from operations:
United States	$1,567	$8,059	$7,789
Singapore	82,911	66,357	67,666
United Kingdom	26,781	35,854	41,759
Other foreign countries	69,607	43,725	36,526

Total	$180,866	$153,995	$153,740

	As of December 31,
	2010	2009
Non-current assets:
United States	$371,972	$209,237
Singapore	929	601
United Kingdom	102,854	49,281
Other foreign countries	22,828	20,929

	$498,583	$280,048

Total assets:
United States	$1,167,793	$643,358
Singapore	590,250	572,062
United Kingdom	540,348	340,718
Other foreign countries	268,059	191,857

	$2,566,450	$1,747,995

Major Customers

During each of the years presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

13.	Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2010 and 2009 (in thousands, except earnings per share data):

	March 31, 2010 (1)	June 30, 2010 (1)	September 30, 2010 (1)(2)	December 31, 2010 (1)(2)(3)
Revenue	$3,918,021	$4,397,275	$4,987,074	$5,828,777

Gross profit	$98,818	$107,569	$112,107	$123,647

Net income including noncontrolling interest	$33,840	$37,051	$36,374	$39,238

Net income attributable to World Fuel	$33,703	$36,977	$36,755	$39,430

Basic earnings per share (5)	$0.57	$0.62	$0.61	$0.57

Diluted earnings per share (5)	$0.56	$0.61	$0.60	$0.56

	March 31, 2009	June 30, 2009(4)	September 30, 2009(4)	December 31, 2009(4)
Revenue	$2,013,943	$2,533,340	$3,202,653	$3,545,241

Gross profit	$87,335	$91,568	$94,732	$101,956

Net income including noncontrolling interest	$25,819	$27,943	$29,097	$34,704

Net income attributable to World Fuel	$25,830	$27,742	$29,072	$34,495

Basic earnings per share (5)	$0.44	$0.47	$0.49	$0.58

Diluted earnings per share (5)	$0.44	$0.46	$0.48	$0.57

(1)	Includes FOS business operations since January 1, 2010 as a result of the acquisition.
(2)	Includes the Lakeside business operations since July 1, 2010 as a result of the acquisition.
(3)

Includes the Western business operations since October 1, 2010, the Gib Oil business operations since December 1, 2010 and the Hiller business operations since December 31, 2010 as a result of the acquisitions.

(4)	Includes Henty and TGS business operations since April 1, 2009 as a result of the acquisitions.
(5)

Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic earnings per share amount reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2011.

WORLD FUEL SERVICES CORPORATION

/s/ PAUL H. STEBBINS
Paul H. Stebbins
Chairman and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2011.

Signature	Title

/s/ Paul H. Stebbins Paul H. Stebbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Operating Officer

/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul M. Nobel Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ KEN BAKSHI Ken Bakshi	Director

/s/ JOACHIM HEEL Joachim Heel	Director

/s/ RICHARD A. KASSAR Richard A. Kassar	Director

/s/ MYLES KLEIN Myles Klein	Director

/s/ JOHN L. MANLE John L. Manley	Director

/s/ J. THOMAS PRESBY J. Thomas Presby	Director

/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director