Form 10-Q
period 2011-03-31
WORLD FUEL SERVICES CORP
filed 2011-05-03
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The registrant had a total of 70,805,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 27, 2011.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q (“Form 10-Q”) and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2010. World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this Form 10-Q Report as “we,” “our” and “us.”

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	March 31, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$93,374	$272,893
Accounts receivable, net	1,892,307	1,386,700
Inventories	312,379	211,526
Prepaid expenses	100,940	96,461
Transaction taxes receivable	55,152	55,125
Short-term derivative assets, net	23,361	7,686
Other current assets	33,773	37,476

Total current assets	2,511,286	2,067,867

Property and equipment, net	64,899	64,106
Goodwill	308,161	287,434
Identifiable intangible assets, net	124,048	117,726
Non-current other assets	29,389	29,317

Total assets	$3,037,783	$2,566,450

Liabilities:
Current liabilities:
Short-term debt	$17,401	$17,076
Accounts payable	1,488,592	1,131,228
Customer deposits	56,189	65,480
Transaction taxes payable	58,472	59,910
Short-term derivative liabilities, net	24,833	8,591
Accrued expenses and other current liabilities	73,609	76,199

Total current liabilities	1,719,096	1,358,484
Long-term debt	64,133	24,566
Non-current income tax liabilities, net	48,547	45,328
Other long-term liabilities	11,240	11,508

Total liabilities	1,843,016	1,439,886

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 70,805 and 69,602 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	708	696
Capital in excess of par value	496,662	468,963
Retained earnings	691,260	652,796
Accumulated other comprehensive income	5,454	4,753

Total World Fuel shareholders’ equity	1,194,084	1,127,208
Noncontrolling interest equity (deficit)	683	(644)

Total equity	1,194,767	1,126,564

Total liabilities and equity	$3,037,783	$2,566,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended March 31,
	2011	2010
Revenue	$7,079,406	$3,918,021
Cost of revenue	6,942,638	3,819,203

Gross profit	136,768	98,818

Operating expenses:
Compensation and employee benefits	47,069	34,801
Provision for bad debt	796	369
General and administrative	33,378	21,523

Total operating expenses	81,243	56,693

Income from operations	55,525	42,125

Non-operating expense, net:
Interest expense and other financing costs, net	(2,525)	(640)
Other (expense) income, net	(928)	36

	(3,453)	(604)

Income before income taxes	52,072	41,521
Provision for income taxes	10,415	7,681

Net income including noncontrolling interest	41,657	33,840
Less: net income attributable to noncontrolling interest	548	137

Net income attributable to World Fuel	$41,109	$33,703

Basic earnings per share	$0.59	$0.57

Basic weighted average common shares	69,970	59,324

Diluted earnings per share	$0.58	$0.56

Diluted weighted average common shares	70,982	60,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	World Fuel Shareholders’	Noncontrolling Interest Equity
	Shares	Amount	Par Value	Earnings	Income	Equity	(Deficit)	Total
Balance at December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Comprehensive income:
Net income	—	—	—	41,109	—	41,109	548	41,657
Foreign currency translation adjustment	—	—	—	—	701	701	—	701

Comprehensive income						41,810	548	42,358

Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	779	779
Cash dividends declared	—	—	—	(2,645)	—	(2,645)	—	(2,645)
Amortization of share-based payment awards	—	—	2,265	—	—	2,265	—	2,265
Issuance of shares related to share-based payment awards including income tax benefit of $2,915	561	6	4,358	—	—	4,364	—	4,364
Issuance of shares related to acquisition	691	7	27,491	—	—	27,498	—	27,498
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(49)	(1)	(6,415)	—	—	(6,416)	—	(6,416)

Balance at March 31, 2011	70,805	708	496,662	691,260	5,454	1,194,084	683	1,194,767

Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Comprehensive income:
Net income	—	—	—	33,703	—	33,703	137	33,840
Foreign currency translation adjustment	—	—	—	—	(654)	(654)	—	(654)
Change in effective portion of cash flow hedges, net of income tax expense of $187	—	—	—	—	482	482	—	482

Comprehensive income						33,531	137	33,668

Cash dividends declared	—	—	—	(2,224)	—	(2,224)	—	(2,224)
Amortization of share-based payment awards	—	—	1,306	—	—	1,306	—	1,306
Issuance of shares related to share-based payment awards	27	—	140	—	—	140	—	140
Other	(8)	—	116	—	—	116	—	116

Balance at March 31, 2010	59,404	594	214,976	546,697	3,623	765,890	365	766,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interest	$41,657	$33,840

Adjustments to reconcile net income including noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation and amortization	8,167	4,419
Provision for bad debt	796	369
Deferred income tax provision (benefit)	123	(1,455)
Share-based payment award compensation costs	2,865	1,306
Foreign currency (gains) losses, net	(818)	360
Other	446	(90)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(457,573)	(80,847)
Inventories	(64,061)	4,814
Prepaid expenses	7,476	(7,958)
Transaction taxes receivable	1,776	(849)
Other current assets	1,554	910
Short-term derivative assets, net	(15,553)	(4,218)
Non-current other assets	960	(1,451)
Accounts payable	330,242	80,445
Customer deposits	(9,407)	(16,768)
Transaction taxes payable	(1,625)	62
Short-term derivative liabilities, net	16,170	4,387
Accrued expenses and other current liabilities	(7,622)	(755)
Non-current income tax and other long-term liabilities	(59)	45

Total adjustments	(186,143)	(17,274)

Net cash (used in) provided by operating activities	(144,486)	16,566

Cash flows from investing activities:
Capital expenditures	(2,628)	(891)
Acquisition of business, net of cash acquired	(67,000)	(8,315)

Net cash used in investing activities	(69,628)	(9,206)

Cash flows from financing activities:
Dividends paid on common stock	(2,598)	(2,226)
Borrowings under revolving credit facility	374,000	—
Repayments under revolving credit facility	(334,000)	—
Repayments of debt other than senior revolving credit facility	(463)	(2)
Proceeds from exercise of stock options	—	250
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	2,915	—
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(6,416)	(119)

Net cash provided by (used in) financing activities	33,438	(2,097)

Effect of exchange rate changes on cash and cash equivalents	1,157	(1,026)

Net (decrease) increase in cash and cash equivalents	(179,519)	4,237
Cash and cash equivalents, at beginning of period	272,893	298,843

Cash and cash equivalents, at end of period	$93,374	$303,080

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended March 31, 2011 and 2010, but not yet paid, totaled $2.6 million and $2.2 million, respectively at March 31, 2011 and 2010 and were paid in April 2011 and 2010.

As of March 31, 2011, we had accrued capital expenditures totaling $2.7 million, which was recorded in accrued expenses and other current liabilities and deferred compensation and other long-term liabilities in the amount of $1.6 million and $1.1 million, respectively.

In connection with our March 2011 acquisition, we issued equity of $27.5 million.

In January 2011, upon the consolidation of a joint venture that was previously accounted as an equity investment, we recorded an initial noncontrolling interest of $0.8 million relating to its net assets.

In connection with our January 2010 acquisition of certain assets of Falmouth Oil Services Limited, we extinguished certain receivables totaling $6.4 million, of which $3.3 million was related to receivables attributable to the 2009 funding arrangement to service provider.

In March 2011, we granted equity awards to certain employees of which $1.5 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Three Months ended March 31,
	2011	2010
Assets acquired, net of cash	$127,360	$16,357

Liabilities assumed	$32,979	$1,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Acquisitions and Significant Accounting Policies

Acquisitions

2011 Acquisitions

On April 1, 2011, we completed the acquisition of all of the outstanding stock of Ascent Aviation Group, Inc. (“Ascent”) based in Parish, New York. Ascent supplies branded aviation fuel and deicing fluid to more than 450 airports and fixed base operators throughout North America. The estimated aggregate purchase price was $42.4 million, which is subject to change based on the finalization of the value of the net assets acquired. As the Ascent acquisition was completed in April 2011, the allocation of the purchase price is not yet available, and Ascent’s financial position, results of operations and cash flows are not reflected in our consolidated financial statements as of and for the three months ended March 31, 2011.

On March 1, 2011, we completed the acquisition of all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates (“NCS”) based in Aalborg, Denmark. NCS is a full-service supplier of aviation fuel and related logistics solutions supporting NATO, US and other European armed forces operations in Iraq and Afghanistan. The financial position, results of operations and cash flows of NCS have been included in our consolidated financial statements since its acquisition date. The impact of NCS’ revenues and net income did not have a significant impact to our results for the three months ended March 31, 2011.

The estimated purchase price for the NCS acquisition was $94.9 million which consisted of $67.4 million in cash, and $27.5 million in shares of common stock issued to the sellers. The estimated purchase price for the NCS acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. At March 31, 2011, the valuation of the assets acquired and liabilities assumed have not been completed; accordingly, the allocation of the purchase price may change. The estimated purchase price allocation for the NCS acquisition is as follows (in thousands):

Assets acquired:
Cash	$522
Accounts receivable	48,192
Inventories	36,827
Prepaid expenses and other current assets	12,586
Fixed assets	1,622
Goodwill	12,913
Identifiable intangible assets	15,220
Liabilities assumed:
Accounts payable and other current liabilities	(29,169)
Deferred tax liabilities	(3,810)

Estimated purchase price	$94,903

In connection with the NCS acquisition, we recorded goodwill of $12.9 million in our aviation segment, none of which is anticipated to be deductible for tax purposes.

2010 Acquisitions

During the three months ended March 31, 2011, we completed the valuation of the net assets acquired related to certain of our 2010 acquisitions, which resulted in an increase in the aggregate purchase price of those acquisitions of $4.2 million, and based on our ongoing fair value assessment of certain of our 2010 acquisitions, we recorded an increase in goodwill of $11.7 million in our land segment and $1.1 million in our marine segment, a reduction of goodwill of $5.2 million in our aviation segment and a reduction in identifiable intangible assets of $4.0 million. As of March 31, 2011, we have not yet completed the fair value assessment of the acquisitions made during the last six months of 2010.

Pro Forma Information

The following presents the unaudited pro forma results for the three months ended March 31, 2011 and 2010 as if the NCS acquisition and the 2010 acquisitions had been completed on January 1, 2010 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
	(pro forma)	(pro forma)

Revenue	$7,200,379	$4,467,590
Net income attributable to World Fuel	$47,642	$34,774
Earnings per share:
Basic	$0.67	$0.57
Diluted	$0.66	$0.56

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a provider of marine and land based fuels in the United Kingdom. The Henty purchase agreement includes an Earn-out based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. Pursuant to an amendment to the purchase agreement in September 2010, the maximum Earn-out that may be paid was reduced from £9.0 million to £6.0 million ($9.6 million as of March 31, 2011) if all operating targets are achieved. In consideration for the reduction in the maximum Earn-out, a minimum Earn-out of £2.7 million ($4.3 million as of March 31, 2011) was established. We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period. As of March 31, 2011, the estimated fair value of the Earn-out liability is £3.2 million ($5.2 million). The impact of Henty’s revenues and net income did not have a significant impact to our results for the three months ended March 31, 2011.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2010 Form 10-K.

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

Accounts Receivable Purchase Agreement

In March 2011, we entered into a Receivables Purchase Agreement (“RPA”) to sell up to $50.0 million of certain of our accounts receivable. The sale price will be at an amount equal to 90% of the sold accounts receivable balance less a discount margin equivalent to a floating market rate plus 2% and certain other fees, as applicable. Under the RPA, we retain a beneficial interest in the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

During the three months ended March 31, 2011, we sold accounts receivable of $38.7 million for which we received cash proceeds of $34.8 million and recorded a retained beneficial interest of $3.9 million.

Goodwill

Goodwill represents the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these targets bring to existing operations and the prevailing market value for comparable companies. During the three months ended March 31, 2011, goodwill increased by an aggregate $20.7 million due to acquisitions (See Acquisitions) and $0.2 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment. There were no goodwill impairment losses recognized during the periods presented.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. During the three months ended March 31, 2011, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $0.8 million, as compared to $3.1 million during the three months ended March 31, 2010, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations. In January 2011, we adopted an accounting standard update (“ASU”) which clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented and also to expand the supplemental pro forma disclosures required. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. In January 2011, we adopted an ASU which modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board issued an ASU relating to improved disclosures about the credit quality of financing receivables and the related allowance for credit losses. In December 2010, we adopted the portion of the guidance which pertains to disclosures as of the end of the reporting period. In January 2011, we adopted the portion of the guidance which pertains to the disclosures for activity that occurs during a reporting period. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts, which do not qualify for hedge accounting, to offer our customers fuel pricing alternatives to meet their needs; and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of March 31, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market
Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	2,058	GAL	$0.336	$691
	2011	Commodity contracts for inventory hedging (short)	43,344	GAL	(0.077)	(3,341)
	2011	Commodity contracts for firm commitment hedging (long)	59	MT	78.249	4,626
	2011	Commodity contracts for firm commitment hedging (short)	23	MT	(128.224)	(2,885)
	2011	Commodity contracts for inventory hedging (short)	35	MT	(35.820)	(1,236)

						$(2,145)

Non-Designated	2011	Commodity contracts (long)	16,791	GAL	0.670	11,301
	2011	Commodity contracts (short)	28,788	GAL	(0.463)	(13,342)
	2011	Commodity contracts (long)	397	MT	47.299	18,758
	2011	Commodity contracts (short)	590	MT	(27.400)	(16,171)
	2011	Foreign currency contracts (long)	286	BRL	0.012	3
	2011	Foreign currency contracts (short)	20,959	BRL	(0.016)	(339)
	2011	Foreign currency contracts (short)	4,400	CAD	(0.002)	(10)
	2011	Foreign currency contracts (long)	2,912,863	CLP	(0.000)	(14)
	2011	Foreign currency contracts (short)	11,200	EUR	(0.015)	(168)
	2011	Foreign currency contracts (long)	2,960	GBP	(0.011)	(31)
	2011	Foreign currency contracts (short)	27,524	GBP	0.015	411
	2011	Foreign currency contracts (long)	110,000	MXN	0.001	75
	2011	Foreign currency contracts (long)	6,800	SGD	0.004	24
	2011	Foreign currency contracts (short)	533	AUD	(0.026)	(14)
	2012	Commodity contracts (long)	749	GAL	0.402	301
	2012	Commodity contracts (short)	848	GAL	(0.440)	(373)
	2012	Commodity contracts (long)	36	MT	2.344	84
	2012	Commodity contracts (short)	77	MT	(4.773)	(367)
	2013	Commodity contracts (long)	199	GAL	0.031	6
	2013	Commodity contracts (short)	199	GAL	(0.004)	(1)

						$133

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of
		March 31,	December 31,
	Balance Sheet Location	2011	2010
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4,753	$439
Commodity contracts	Short-term derivative liabilities, net	1,753	448

Total hedging instrument derivatives		6,506	887

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	30,586	11,296
Commodity contracts	Short-term derivative liabilities, net	748	2,195
Commodity contracts	Non-current other assets	296	637
Commodity contracts	Other long-term liabilities	13	—
Foreign exchange contracts	Short-term derivative assets, net	531	369
Foreign exchange contracts	Short-term derivative liabilities, net	22	92

Total non-designated derivatives		32,196	14,589

Total derivative assets		$38,702	$15,476

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4,841	$229
Commodity contracts	Short-term derivative liabilities, net	3,810	2,853

Total hedging instrument derivatives		8,651	3,082

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	7,445	4,001
Commodity contracts	Short-term derivative liabilities, net	23,736	9,519
Commodity contracts	Non-current other assets	28	81
Commodity contracts	Other long-term liabilities	238	502
Foreign exchange contracts	Short-term derivative assets, net	225	185
Foreign exchange contracts	Short-term derivative liabilities, net	391	389

Total non-designated derivatives		32,063	14,677

Total derivative liabilities		$40,714	$17,759

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statement of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2011	2010			2011	2010
Three months ended March 31,
Commodity contracts	Revenue	$10,687	$5,486	Firm commitments	Revenue	$(11,433)	$(5,011)
Commodity contracts	Cost of revenue	(7,461)	495	Firm commitments	Cost of revenue	8,037	(808)
Commodity contracts	Cost of revenue	(40,259)	(2,885)	Inventories	Cost of revenue	47,341	4,729

		$(37,033)	$3,096			$43,945	$(1,090)

There were no gains or losses for the three months ended March 31, 2011 and 2010 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)
	2011	2010		2011	2010
Three months ended March 31,
Foreign exchange contracts	$—	$2,154	Cost of revenue	$—	$793

	$—	$2,154		$—	$793

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income (loss) would be reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		2011	2010
Three months ended March 31,
Commodity contracts	Revenue	$1,558	$1,332
Commodity contracts	Cost of revenue	663	(144)
Foreign exchange contracts	Other (expense) income, net	(1,909)	942

		$312	$2,130

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of March 31, 2011.

3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended March 31,
	2011	2010

Numerator:
Net income attributable to World Fuel	$41,109	$33,703

Denominator:
Weighted average common shares for basic earnings per share	69,970	59,324
Effect of dilutive securities	1,012	1,277

Weighted average common shares for diluted earnings per share	70,982	60,601

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per share	—	117

Basic earnings per share	$0.59	$0.57

Diluted earnings per share	$0.58	$0.56

4.	Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest income, expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended March 31,
	2011	2010
Interest income	$79	$186
Interest expense and other financing costs, net	(2,604)	(826)

	$(2,525)	$(640)

5.	Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended March 31,
	2011	2010
Income tax provision	$10,415	$7,681

Effective income tax rate	20.0%	18.5%

Our provision for income taxes for each of the three-month periods ended March 31, 2011 and 2010 was calculated based on the estimated effective tax rate for the full 2011 and 2010 fiscal years. However, the actual effective tax rate for the full 2011 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned. The increased effective tax rate for the three months ended March 31, 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the corresponding period in 2010.

6.	Commitments and Contingencies

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

As of March 31, 2011, we had recorded certain reserves related to the proceedings described above which were not significant. Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

7.	Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2011	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$10	$—	$—	$10	$—	$10
Commodity contracts	3,777	34,372	—	38,149	(14,828)	23,321
Foreign exchange contratcts	—	553	—	553	(247)	306
Hedged item inventories	—	4,918	—	4,918	—	4,918
Hedged item commitments	—	2,936	—	2,936	(2,931)	5

Total	$3,787	$42,779	$—	$46,566	$(18,006)	$28,560

Liabilities:
Commodity contracts	$4,869	$35,229	$—	$40,098	$(15,410)	$24,688
Foreign exchange contratcts	—	616	—	616	(247)	369
Hedged item commitments	—	5,406	—	5,406	(2,931)	2,475
Earn-out	—	—	5,151	5,151	—	5,151

Total	$4,869	$41,251	$5,151	$51,271	$(18,588)	$32,683

As of December 31, 2010
Assets:
Cash equivalents	$32	$—	$—	$32	$—	$32
Commodity contracts	753	14,139	123	15,015	(7,000)	8,015
Foreign exchange contratcts	—	461	—	461	(277)	184
Hedged item inventories	—	2,518	—	2,518	—	2,518
Hedged item commitments	—	797	—	797	(265)	532

Total	$785	$17,915	$123	$18,823	$(7,542)	$11,281

Liabilities:
Commodity contracts	$2,226	$14,926	$33	$17,185	$(8,391)	$8,794
Foreign exchange contratcts	—	574	—	574	(277)	297
Hedged item inventories	—	361	—	361	(265)	96
Earn-out	—	—	5,012	5,012	—	5,012

Total	$2,226	$15,861	$5,045	$23,132	$(8,933)	$14,199

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

There were no amounts recognized for the obligation to return cash collateral that have been offset against fair value assets included within netting and collateral in the above table as of March 31, 2011 and December 31, 2010. There were no amounts recognized for the right to reclaim cash collateral that have been offset against fair value liabilities included within netting and collateral in the table above as of March 31, 2011 and December 31, 2010.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Balance, Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Balance, End of Period	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period
Three months ended March 31, 2011

Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	(139)	—	(5,151)	(139)

Total	$(4,922)	$(139)	$(90)	$(5,151)	$(139)

Three months ended March 31, 2010

Commodity contracts, net	$(2)	$—	$2	$—	$—
Foreign exchange contracts, net	(152)	—	152	—	—
Earn-out	(6,728)	405	—	(6,323)	405

Total	$(6,882)	$405	$154	$(6,323)	$405

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no transfers between Level 1, 2 or 3 during the periods presented. In addition, there were no Level 3 purchases, sales or issuances for the periods presented. The unrealized gains on the Earn-out shown in the above table represent foreign currency gains recorded during the three months ended March 31, 2011.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,
	2011	2010
Revenue:
Aviation segment	$2,646,592	$1,459,724
Marine segment	2,999,419	2,098,612
Land segment	1,433,395	359,685

	$7,079,406	$3,918,021

Gross profit:
Aviation segment	$70,128	$48,375
Marine segment	40,215	39,389
Land segment	26,425	11,054

	$136,768	$98,818

Income from operations:
Aviation segment	$38,170	$26,694
Marine segment	17,355	20,007
Land segment	10,663	2,348

	66,188	49,049
Corporate overhead	10,663	6,924

	$55,525	$42,125

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	As of
	March 31, 2011	December 31, 2010
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7,434 and $7,363 March 31, 2011 and December 31, 2010, respectively	$555,649	$420,788
Marine segment, net of allowance for bad debt of $8,016 and $7,761 at March 31, 2011 and December 31, 2010, respectively	1,043,126	761,629
Land segment, net of allowance for bad debt of $4,990 and $5,077 at March 31, 2011 and December 31, 2010, respectively	293,532	204,283

	$1,892,307	$1,386,700

Total assets:
Aviation segment	1,001,563	$740,563
Marine segment	1,286,440	1,000,042
Land segment	629,771	524,592
Corporate	120,009	301,253

	$3,037,783	$2,566,450

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2010 Form 10-K and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this Form 10-Q. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Part II of this Form 10-Q under “Item 1A – Risk Factors.”

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

Examples of forward-looking statements in this Form 10-Q include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global recession and its impact on the airline and shipping industries;

•	currency exchange fluctuations;

•	failure of the fuel we sell to meet specifications;

•	our ability to manage growth;

•	our ability to integrate acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	risks associated with operating in high risk locations, such as Iraq and Afghanistan;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”);

•	the liquidity and solvency of banks within our Credit Facility;

•	increases in interest rates;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2010 Form 10-K and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this interim report on Form 10-Q are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S and Gibraltar.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” under Part II of our 2010 Form 10-K.

Reportable Segments

We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to the segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Financial information with respect to our business segments is provided in Note 8 to the accompanying consolidated financial statements included in this Form 10-Q.

Results of Operations

The results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date. The results of operations for the first quarter of 2010 do not include the results of NCS and The Hiller Group Incorporated and certain affiliates (“Hiller”) in our aviation segment, Shell Company of Gibraltar, Limited, (“Gib Oil”) in our aviation, marine and land segments, Western Petroleum Company, (“Western”) in our aviation and land segments and Lakeside Oil Company, Inc. (“Lakeside”) in our land segment since these acquisitions were completed after March 31, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Our revenue for the first quarter of 2011 was $7.1 billion, an increase of $3.2 billion, or 80.7%, as compared to the first quarter of 2010. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2011	2010	$ Change

Aviation segment	$2,646,592	$1,459,724	$1,186,868
Marine segment	2,999,419	2,098,612	900,807
Land segment	1,433,395	359,685	1,073,710

	$7,079,406	$3,918,021	$3,161,385

Our aviation segment contributed $2.6 billion in revenue for the first quarter of 2011, an increase of $1.2 billion, or 81.3% as compared to the first quarter of 2010. Of the total increase in aviation segment revenue, $0.6 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in first quarter of 2011 as compared to the first quarter of 2010. The remaining increase of $0.6 billion was due to increased sales volume primarily due to additional sales to both new and existing customers, as well as incremental sales derived from the NCS, Western and Hiller acquisitions.

Our marine segment contributed $3.0 billion in revenue for the first quarter of 2011, an increase of $0.9 billion, or 42.9%, as compared to the first quarter of 2010. Of the total increase in marine segment revenue, $0.6 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in first quarter of 2011 as compared to the first quarter of 2010. The remaining increase of $0.3 billion was due to increased sales volume primarily due to additional sales to both new and existing customers.

Our land segment contributed $1.4 billion in revenue for the first quarter of 2011, an increase of $1.1 billion as compared to the first quarter of 2010. Of the total increase in land segment revenue, $0.8 billion was primarily due to incremental sales derived from the Western and Lakeside acquisitions. The remaining increase of $0.3 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first quarter of 2011 as compared to the first quarter of 2010.

Gross Profit. Our gross profit for the first quarter of 2011 was $136.8 million, an increase of $38.0 million, or 38.4%, as compared to the first quarter of 2010. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2011	2010	$ Change
Aviation segment	$70,128	$48,375	$21,753
Marine segment	40,215	39,389	826
Land segment	26,425	11,054	15,371

	$136,768	$98,818	$37,950

Our aviation segment gross profit for the first quarter of 2011 was $70.1 million, an increase of $21.8 million, or 45.0%, as compared to the first quarter of 2010. The increase in aviation segment gross profit was due to increased sales volume from new and existing customers and incremental sales derived from the NCS, Western and Hiller acquisitions.

Our marine segment gross profit for the first quarter of 2011 was $40.2 million, an increase of $0.8 million, or 2.1%, as compared to the first quarter of 2010. The increase in marine segment gross profit was due to $5.8 million of increased sales volume from new and existing customers which was partially offset by $5.0 million in decreased gross profit per metric ton sold primarily due to the weakness in the shipping industry as compared to the prior year.

Our land segment gross profit for the first quarter of 2011 was $26.4 million, an increase of $15.4 million as compared to the first quarter of 2010. The increase in land segment gross profit was primarily due to incremental sales derived from the Western and Lakeside acquisitions.

Operating Expenses. Total operating expenses for the first quarter of 2011 were $81.2 million, an increase of $24.6 million, or 43.3%, as compared to the first quarter of 2010. The following table sets forth our expense categories (in thousands):

	For the Three Months ended March 31,
	2011	2010	$ Change
Compensation and employee benefits	$47,069	$34,801	$12,268
Provision for bad debt	796	369	427
General and administrative	33,378	21,523	11,855

	$81,243	$56,693	$24,550

Of the total increase in operating expenses, $12.3 million was related to compensation and employee benefits, $0.4 million was related to provision for bad debt and $11.9 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to compensation related to employees of acquired businesses and compensation for new hires to support our growing global business. The increase in general and administrative expenses was due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to systems development, depreciation and business travel.

Income from Operations. Our income from operations for the first quarter of 2011 was $55.5 million, an increase of $13.4 million, or 31.8%, as compared to the first quarter of 2010. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended March 31,
	2011	2010	$ Change
Aviation segment	$38,170	$26,694	$11,476
Marine segment	17,355	20,007	(2,652)
Land segment	10,663	2,348	8,315

	66,188	49,049	17,139
Corporate overhead - unallocated	10,663	6,924	3,739

	$55,525	$42,125	$13,400

Our aviation segment income from operations was $38.2 million for the first quarter of 2011, an increase of $11.5 million, or 43.0%, as compared to the first quarter of 2010. This increase resulted from $21.8 million in higher gross profit, which was partially offset by increased operating expenses of $10.3 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Western and Hiller acquisitions, as well as increased compensation for new hires to support growth.

Our marine segment earned $17.4 million in income from operations for the first quarter of 2011, a decrease of $2.7 million, or 13.3%, as compared to the first quarter of 2010. This decrease resulted from increased operating expenses of $3.5 million partially offset by $0.8 million in higher gross profit. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $10.7 million for the first quarter of 2011, an increase of $8.3 million as compared to the first quarter of 2010. The increase was primarily due to the incremental income from operations resulting from the Western and Lakeside acquisitions.

Corporate overhead costs not charged to the business segments were $10.7 million for the first quarter of 2011, an increase of $3.7 million, or 54.0%, as compared to the first quarter of 2010. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net. For the first quarter of 2011, we had non-operating expenses, net of $3.5 million, an increase of $2.9 million as compared to non-operating expenses, net of $0.6 million for the first quarter of 2010. This increase was primarily due to increased interest expense and other financing costs, net related to the new credit facility.

Taxes. For the first quarter of 2011, our effective tax rate was 20.0% and our income tax provision was $10.4 million, as compared to an effective tax rate of 18.5% and an income tax provision of $7.7 million for the first quarter of 2010. The higher effective tax rate for the first quarter of 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the first quarter of 2010.

Net Income and Diluted Earnings per Share. Our net income for the first quarter of 2011 was $41.1 million, an increase of $7.4 million, or 22.0%, as compared to the first quarter of 2010. Diluted earnings per share for the first quarter of 2011 was $0.58 per share, an increase of $0.02 per share, or 3.6%, as compared to the first quarter of 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for the first quarter of 2011 and 2010 (in thousands):

	For the Three Months ended March 31,
	2011	2010

Net income	$41,109	$33,703
Share-based compensation expense, net of taxes	2,009	1,003
Intangible asset amortization expense, net of taxes	3,662	1,494

Non-GAAP net income	$46,780	$36,200

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per share for the first quarter of 2011 and 2010:

	For the Three Months ended March 31,
	2011	2010

Diluted earnings per share	$0.58	$0.56
Share-based compensation expense, net of taxes	0.03	0.02
Intangible asset amortization expense, net of taxes	0.05	0.02

Non-GAAP diluted earnings per share	$0.66	$0.60

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

Liquidity and Capital Resources

The following table reflects the major categories of cash flows for the three months ended March 31, 2011 and 2010. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Three Months ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(144,486)	$16,566
Net cash used in investing activities	(69,628)	(9,206)
Net cash provided by (used in) financing activities	33,438	(2,097)

Operating activities. For the three months ended March 31, 2011, net cash used in operating activities totaled $144.5 million as compared to net cash provided by operating activities of $16.6 million in 2010. The $161.1 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily net working capital, driven by increased sales volume and world oil prices as compared to 2010, which were partially offset by increased net income.

Investing activities. For the three months ended March 31, 2011, net cash used in investing activities was $69.6 million as compared to $9.2 million in 2010. The $60.4 million increase in cash used in investing activities in 2010 was primarily due to the acquisition of NCS in the first quarter of 2011.

Financing activities. For the three months ended March 31, 2011, net cash provided by financing activities was $33.4 million as compared to net cash used in financing activities of $2.1 million in 2010. The $35.5 million change in cash flows from financing activities was primarily due to net borrowings under our Credit Facility.

Other Liquidity Measures

Cash and cash equivalents. As of March 31, 2011, we had $93.4 million of cash and cash equivalents compared to $272.9 million of cash and cash equivalents as of December 31, 2010. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. We had outstanding borrowings of $40.0 million at March 31, 2011 and no outstanding borrowings at December 31, 2010 under our Credit Facility. Our issued letters of credit under the Credit Facility totaled $52.3 million and $72.0 million at March 31, 2011 and December 31, 2010, respectively. The Credit Facility expires in September 2015.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2011, we were in compliance with all financial covenants contained in our Credit Facility.

Other credit lines. We have other credit lines aggregating $101.1 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2011 and December 31, 2010, our outstanding letters of credit and bank guarantees under these credit lines totaled $90.7 million and $44.0 million, respectively. Additionally we entered into a Receivables Purchase Agreement which allows for the sale of up to $50.0 million of our accounts receivable.

Short-Term Debt. As of March 31, 2011, our short-term debt of $17.4 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2010 to March 31, 2011. For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2010 Form 10-K.

Contractual Obligations

Derivatives. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-Q, for a discussion of our derivatives.

Unrecognized Tax Liabilities. As of March 31, 2011, our Unrecognized Tax Liabilities were $39.9 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers. A majority of these letters of credit and bank guarantees expire within one year from their issuance, and expired letters of credit or bank guarantees are renewed as needed. As of March 31, 2011, we had issued letters of credit and bank guarantees totaling $143.1 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this Form 10-Q.

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

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts, which do not qualify for hedge accounting, to offer our customers fuel pricing alternatives to meet their needs; and for proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of March 31, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	2,058	GAL	$0.336	$691
	2011	Commodity contracts for inventory hedging (short)	43,344	GAL	(0.077)	(3,341)
	2011	Commodity contracts for firm commitment hedging (long)	59	MT	78.249	4,626
	2011	Commodity contracts for firm commitment hedging (short)	23	MT	(128.224)	(2,885)
	2011	Commodity contracts for inventory hedging (short)	35	MT	(35.820)	(1,236)

						$(2,145)

Non-Designated	2011	Commodity contracts (long)	16,791	GAL	0.670	11,301
	2011	Commodity contracts (short)	28,788	GAL	(0.463)	(13,342)
	2011	Commodity contracts (long)	397	MT	47.299	18,758
	2011	Commodity contracts (short)	590	MT	(27.400)	(16,171)
	2011	Foreign currency contracts (long)	286	BRL	0.012	3
	2011	Foreign currency contracts (short)	20,959	BRL	(0.016)	(339)
	2011	Foreign currency contracts (short)	4,400	CAD	(0.002)	(10)
	2011	Foreign currency contracts (long)	2,912,863	CLP	(0.000)	(14)
	2011	Foreign currency contracts (short)	11,200	EUR	(0.015)	(168)
	2011	Foreign currency contracts (long)	2,960	GBP	(0.011)	(31)
	2011	Foreign currency contracts (short)	27,524	GBP	0.015	411
	2011	Foreign currency contracts (long)	110,000	MXN	0.001	75
	2011	Foreign currency contracts (long)	6,800	SGD	0.004	24
	2011	Foreign currency contracts (short)	533	AUD	(0.026)	(14)
	2012	Commodity contracts (long)	749	GAL	0.402	301
	2012	Commodity contracts (short)	848	GAL	(0.440)	(373)
	2012	Commodity contracts (long)	36	MT	2.344	84
	2012	Commodity contracts (short)	77	MT	(4.773)	(367)
	2013	Commodity contracts (long)	199	GAL	0.031	6
	2013	Commodity contracts (short)	199	GAL	(0.004)	(1)

						$133

Item 4.	Controls and Procedures

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

As of the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2011.

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

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

On March 1, 2011, we issued 691,422 shares of unregistered common stock with an estimated fair value of $27.5 million to the sellers of NCS. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2011 (in thousands, except average per share):

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs (2)

1/1/11-1/31/11	—	$—	—	$—	50,000
2/1/11-2/28/11	—	—	—	—	50,000
3/1/11-3/31/11	49	39.27	—	—	50,000

Total	49	$39.27	—	$—	$50,000

(1)	These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.
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

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2011	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)