Form 10-Q
period 2011-06-30
WORLD FUEL SERVICES CORP
filed 2011-08-02
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The registrant had a total of 71,135,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 27, 2011.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 10-K Report). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.    Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$149,735	$272,893
Accounts receivable, net	1,982,962	1,386,700
Inventories	429,206	211,526
Prepaid expenses	80,125	96,461
Transaction taxes receivable	82,337	55,125
Short-term derivative assets, net	21,750	7,686
Other current assets	47,817	37,476
Total current assets	2,793,932	2,067,867

Property and equipment, net	84,651	64,106
Goodwill	330,210	287,434
Identifiable intangible assets, net	123,472	117,726
Non-current other assets	29,793	29,317
Total assets	$3,362,058	$2,566,450

Liabilities:
Current liabilities:
Short-term debt	$15,787	$17,076
Accounts payable	1,646,847	1,131,228
Customer deposits	54,313	65,480
Transaction taxes payable	80,104	59,910
Short-term derivative liabilities, net	19,280	8,591
Accrued expenses and other current liabilities	64,424	76,199
Total current liabilities	1,880,755	1,358,484

Long-term debt	167,020	24,566
Non-current income tax liabilities, net	48,948	45,328
Other long-term liabilities	11,038	11,508
Total liabilities	2,107,761	1,439,886

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 71,135 and 69,602 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	711	696
Capital in excess of par value	497,851	468,963
Retained earnings	738,811	652,796
Accumulated other comprehensive income	5,894	4,753
Total World Fuel shareholders’ equity	1,243,267	1,127,208
Noncontrolling interest equity (deficit)	11,030	(644)
Total equity	1,254,297	1,126,564
Total liabilities and equity	$3,362,058	$2,566,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$8,708,709	$4,397,275	$15,788,115	$8,315,296
Cost of revenue	8,543,607	4,289,706	15,486,245	8,108,909
Gross profit	165,102	107,569	301,870	206,387
Operating expenses:
Compensation and employee benefits	54,877	38,900	101,946	73,701
Provision for bad debt	3,531	1,696	4,327	2,065
General and administrative	40,591	21,909	73,969	43,432
Total operating expenses	98,999	62,505	180,242	119,198
Income from operations	66,103	45,064	121,628	87,189
Non-operating expense, net:
Interest expense and other financing costs, net	(4,298)	(841)	(6,823)	(1,481)
Other (expense) income, net	(83)	593	(1,011)	629
	(4,381)	(248)	(7,834)	(852)
Income before income taxes	61,722	44,816	113,794	86,337
Provision for income taxes	11,049	7,765	21,464	15,446
Net income including noncontrolling interest	50,673	37,051	92,330	70,891
Less: net income attributable to noncontrolling interest	470	74	1,018	211
Net income attributable to World Fuel	$50,203	$36,977	$91,312	$70,680

Basic earnings per common share	$0.71	$0.62	$1.30	$1.19

Basic weighted average common shares	70,856	59,418	70,400	59,371

Diluted earnings per common share	$0.70	$0.61	$1.28	$1.17

Diluted weighted average common shares	71,558	60,685	71,299	60,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

					Accumulated		Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)	Total
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity	Equity

Balance at December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Comprehensive income:
Net income	—	—	—	91,312	—	91,312	1,018	92,330
Foreign currency translation adjustment	—	—	—	—	1,141	1,141	—	1,141
Comprehensive income						92,453	1,018	93,471
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,042	10,042
Cash dividends declared	—	—	—	(5,297)	—	(5,297)	—	(5,297)
Amortization of share-based payment awards	—	—	4,801	—	—	4,801	—	4,801
Issuance of shares related to share-based payment awards including income tax benefit of $3,810	920	9	5,250	—	—	5,259	—	5,259
Issuance of shares related to acquisition	691	7	27,491	—	—	27,498	—	27,498
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(78)	(1)	(8,654)	—	—	(8,655)	—	(8,655)
Balance at June 30, 2011	71,135	$711	$497,851	$738,811	$5,894	$1,243,267	$11,030	$1,254,297

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest	Total
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity	Equity

Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Comprehensive income:
Net income	—	—	—	70,680	—	70,680	211	70,891
Foreign currency translation adjustment	—	—	—	—	(1,115)	(1,115)	—	(1,115)
Comprehensive income						69,565	211	69,776
Cash dividends declared	—	—	—	(4,457)	—	(4,457)	—	(4,457)
Amortization of share-based payment awards	—	—	3,717	—	—	3,717	—	3,717
Issuance of shares related to share-based payment awards	184	2	208	—	—	210	—	210
Purchases of stock tendered by employees to satisfy the required withholding taxes related to payment awards share-based	(55)	(1)	(1,517)	—	—	(1,518)	—	(1,518)
Balance at June 30, 2010	59,514	$595	$215,822	$581,441	$2,680	$800,538	$439	$800,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interest	$92,330	$70,891
Adjustments to reconcile net income including noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation and amortization	18,740	8,624
Provision for bad debt	4,327	2,065
Gain on short-term investments	—	(1,900)
Deferred income tax provision (benefit)	6,564	(1,272)
Share-based payment award compensation costs	5,658	3,717
Foreign currency (gains) losses, net	(411)	428
Other	893	(96)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(535,628)	(163,387)
Inventories	(180,534)	(13,959)
Prepaid expenses	29,252	(7,075)
Transaction taxes receivable	(25,422)	(3,028)
Other current assets	(15,118)	(6,776)
Short-term derivative assets, net	(13,968)	1,682
Non-current other assets	(1,415)	(1,606)
Accounts payable	477,888	142,955
Customer deposits	(14,779)	(11,457)
Transaction taxes payable	20,783	2,532
Short-term derivative liabilities, net	10,567	1,837
Accrued expenses and other current liabilities	(18,315)	(1,721)
Non-current income tax and other long-term liabilities	889	1,318
Total adjustments	(230,029)	(47,119)
Net cash (used in) provided by operating activities	(137,699)	23,772
Cash flows from investing activities:
Capital expenditures	(7,394)	(4,153)
Issuance of short term note receivable	(8,148)	—
Repayment of short term note receivable	8,148	—
Acquisition of businesses, net of cash acquired	(106,013)	(8,315)
Net cash used in investing activities	(113,407)	(12,468)
Cash flows from financing activities:
Dividends paid on common stock	(5,294)	(4,457)
Payment of assumed employee benefits	(5,421)	—
Borrowings under revolving credit facility	2,416,000	—
Repayments under revolving credit facility	(2,278,000)	—
Capital contribution for joint venture	10,000	—
Repayments of debt other than senior revolving credit facility	(6,123)	(5,521)
Proceeds from exercise of stock options	—	85
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	3,810	—
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(8,654)	(1,518)
Net cash provided by (used in) financing activities	126,318	(11,411)
Effect of exchange rate changes on cash and cash equivalents	1,630	(1,350)
Net decrease in cash and cash equivalents	(123,158)	(1,457)
Cash and cash equivalents, at beginning of period	272,893	298,843
Cash and cash equivalents, at end of period	$149,735	$297,386

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended June 30, 2011 and 2010, but not yet paid, totaled $2.7 million and $2.2 million, respectively at June 30, 2011 and 2010 and were paid in July 2011 and 2010.

As of June 30, 2011, we had accrued capital expenditures totaling $2.2 million, which was recorded in accrued expenses and other current liabilities.

In connection with our March 2011 and April 2011acquisitions, we issued $27.5 million of common stock and a promissory note of $7.5 million, respectively.

In January 2011, upon the consolidation of a joint venture that was previously accounted for as an equity investment, we recorded an initial noncontrolling interest of $0.8 million relating to its net assets.

In connection with our January 2010 acquisition, we extinguished certain receivables totaling $6.4 million, of which $3.3 million was related to receivables attributable to a 2009 funding arrangement with a service provider.

During the six months ended June 30, 2011, we granted equity awards to certain employees, of which $1.5 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Six Months ended June 30,
	2011	2010
Assets aquired, net of cash	$188,959	$16,357
Liabilites assumed	$47,967	$1,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.              Acquisitions and Significant Accounting Policies

Acquisitions

2011 Acquisitions

During the three months ended June 30, 2011, we completed two acquisitions for an estimated purchase price of $48.9 million.  We acquired all of the outstanding stock of Ascent Aviation Group, Inc. (“Ascent”) based in Parish, New York on April 1, 2011.  Ascent supplies branded aviation fuel and de-icing fluid to more than 450 airports and fixed base operators throughout North America.  The other acquisition was immaterial.  The financial position, results of operations and cash flows of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.  The revenues and net income of the acquisitions did not have a significant impact to our results for the three and six months ended June 30, 2011.  The estimated purchase price for these acquisitions consisted of $37.9 million in cash, $7.5 million in the form of a promissory note and $3.5 million in amounts due to sellers and has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at their respective acquisition dates as follows: fixed assets of $18.2 million, identifiable intangible assets of $8.0 million, goodwill of $19.1 million and working capital of $3.6 million, including cash of $2.1 million.  The identifiable intangible assets acquired primarily consist of customer relationships and will be amortized over a weighted average period of 2.5 years.  At June 30, 2011, the valuation of the assets acquired and liabilities assumed have not been completed; accordingly, the allocation of the purchase price may change.

In connection with the Ascent acquisition, we paid certain assumed employee benefits which have been classified as a financing activity in the consolidated statement of cash flows due to the fact that the liability was paid on behalf of the seller subsequent to closing.

On March 1, 2011, we completed the acquisition of all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates (“NCS”) based in Aalborg, Denmark.  NCS is a full-service supplier of aviation fuel and related logistics solutions supporting NATO, US and other European armed forces operations in Iraq and Afghanistan.  The financial position, results of operations and cash flows of NCS have been included in our consolidated financial statements since its acquisition date.  The impact of NCS’ revenues and net income did not have a significant impact to our results for the three and six months ended June 30, 2011.  The estimated purchase price for the NCS acquisition was $94.8 million which consisted of $67.3 million in cash and $27.5 million in shares of common stock issued to the sellers.  The estimated purchase price for the NCS acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value as follows: fixed assets of $1.6 million, identifiable intangible assets of $13.6 million, goodwill of $14.1 million, working capital of $68.9 million, including cash of $0.6 million and long-term deferred tax liabilities of $3.4 million.  The identifiable intangible assets acquired primarily consist of customer relationships and will be amortized over a weighted average period of one year.  At June 30, 2011, the valuation of the assets acquired and liabilities assumed have not been completed; accordingly, the allocation of the purchase price may change.

In connection with the 2011 acquisitions, we recorded goodwill of $30.4 million in our aviation segment and $2.8 million in our marine segment, of which $16.3 million is anticipated to be deductible for tax purposes.

Pro Forma Information

The following presents the unaudited pro forma results for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 as if the 2011 acquisitions had been completed on January 1, 2010 (in thousands, except per share data):

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2010	2011	2010
	(pro forma)	(pro forma)	(pro forma)

Revenue	$4,495,436	$15,974,965	$8,490,596

Net income attributable to World Fuel	$38,189	$98,903	$71,441

Earnings per common share:
Basic	$0.64	$1.39	$1.19
Diluted	$0.62	$1.37	$1.16

2010 Acquisitions

Based on our ongoing fair value assessment of certain of our 2010 acquisitions, we recorded an increase in acquired net assets of $3.9 million with a related increase in the aggregate estimated purchase price of these acquisitions during the six months ended June 30, 2011.  The increase in acquired net assets was mainly attributable to an increase in goodwill of $11.7 million and $1.5 million in our land and marine segments, respectively, a reduction of goodwill of $4.3 million in our aviation segment, a reduction in identifiable intangible assets of $3.9 million, a reduction in fixed assets of $0.5 million and an increase in long-term liabilities of $0.8 million.

There were no significant adjustments in total acquired net assets during the three months ended June 30, 2011.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a provider of marine and land based fuels in the United Kingdom.  The Henty purchase agreement includes an Earn-out based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £6.0 million ($9.6 million as of June 30, 2011) if all operating targets are achieved with a minimum Earn-out of £2.7 million ($4.3 million as of June 30, 2011).  We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period.  As of June 30, 2011, we have recorded an Earn-out liability of £3.2 million ($5.2 million). The impact of Henty’s revenues and net income did not have a significant impact to our results for the three and six months ended June 30, 2011.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2010 10-K Report.

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

Accounts Receivable Purchase Agreement

In March 2011, we entered into a Receivables Purchase Agreement to sell up to $50.0 million of certain of our accounts receivable, which was amended in June 2011 to increase the availability to $100.0 million (“RPA”).  The sale price is an amount equal to either 90% or 100%, depending on the customer, of the sold accounts receivable balance less a discount margin equivalent to a floating market rate plus 2% and certain other fees, as applicable. Under the terms of the RPA, we retain a beneficial interest in certain of the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

As of June 30, 2011, we had sold accounts receivable of $60.8 million and recorded a retained beneficial interest of $3.0 million. During the three and six months ended June 30, 2011, the fees and interest paid under this facility were not significant.

Goodwill

Goodwill represents the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these targets bring to existing operations and the prevailing market value for comparable companies.   Of the increase in goodwill from December 31, 2010, $42.3 million was related to acquisitions (see Acquisitions above) and $0.5 million was a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received.  These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist.  During the three and six months ended June 30, 2011, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $2.4 million and $3.2 million, as compared to $1.5 million and $4.6 million during the three and six months ended June 30, 2010, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

Disclosure Relating to Comprehensive Income.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This ASU becomes effective on a prospective basis at the beginning of our 2012 fiscal year.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Fair Value Measurements.  In May 2011, the FASB issued to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between International Financial Reporting Standards and U.S. Generally Accepted Accounting Principals.  This ASU changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The guidance becomes effective on a prospective basis at the beginning our 2012 fiscal year.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.   In April 2011, the FASB issued an ASU that affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee and also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This ASU is effective at the beginning of our 2012 fiscal year and is required to be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. We are currently evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Disclosure of Supplementary Pro Forma Information for Business Combinations.  In January 2011, we adopted an ASU which clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented and also expands the supplemental pro forma disclosures required. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

2.     Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates.  We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads for fuel products that we sell.  We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts.  While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs.  If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts (which do not qualify for hedge accounting) to offer our customers fuel pricing alternatives to meet their needs and for proprietary trading.  In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of June 30, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market Gain (Loss)

Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	3,435	GAL	$(0.06)	$(193)
	2011	Commodity contracts for firm commitment (short)	4,578	GAL	(0.11)	(485)
	2011	Commodity contracts for inventory hedging (short)	60,438	GAL	(0.01)	(822)
	2011	Commodity contracts for firm commitment hedging (long)	114	MT	22.32	2,545
	2011	Commodity contracts for inventory hedging (short)	75	MT	(16.97)	(1,273)
	2012	Commodity contracts for firm commitment hedging (long)	106	GAL	0.10	11
	2012	Commodity contracts for firm commitment hedging (long)	95	MT	30.33	2,881
						$2,664

Non-Designated	2011	Commodity contracts (long)	68,796	GAL	0.04	2,419
	2011	Commodity contracts (short)	45,943	GAL	(0.11)	(5,127)
	2011	Commodity contracts (long)	1,309	MT	11.19	14,349
	2011	Commodity contracts (short)	1,037	MT	(13.58)	(13,785)
	2011	Foreign currency contracts (long)	696	BRL	0.01	5
	2011	Foreign currency contracts (short)	7,298	BRL	(0.01)	(104)
	2011	Foreign currency contracts (short)	5,700	CAD	(0.02)	(131)
	2011	Foreign currency contracts (long)	2,880,216	CLP	(0.00)	(33)
	2011	Foreign currency contracts (long)	679	EUR	0.01	8
	2011	Foreign currency contracts (short)	4,600	EUR	(0.02)	(76)
	2011	Foreign currency contracts (long)	3,884	GBP	(0.01)	(25)
	2011	Foreign currency contracts (short)	27,529	GBP	0.01	238
	2011	Foreign currency contracts (short)	584	AUD	(0.01)	(5)
	2011	Foreign currency contracts (long)	498	DKK	0.00	2
	2011	Foreign currency contracts (short)	4,000	DKK	(0.00)	(10)
	2011	Foreign currency contracts (long)	281	NOK	0.00	1
	2011	Foreign currency contracts (short)	2,700	CZK	(0.00)	(2)
	2011	Foreign currency contracts (short)	6,261,150	COP	(0.00)	(15)
	2011	Foreign currency contracts (short)	600	CHF	0.01	8
	2012	Commodity contracts (long)	5,959	GAL	0.13	773
	2012	Commodity contracts (short)	14,365	GAL	(0.04)	(609)
	2012	Commodity contracts (long)	347	MT	9.41	2,635
	2012	Commodity contracts (short)	261	MT	(6.72)	(1,124)
	2013	Commodity contracts (long)	679	GAL	0.20	139
	2013	Commodity contracts (short)	679	GAL	(0.19)	(132)
	2013	Commodity contracts (short)	6	MT	(21.00)	(126)
						$(727)

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of
		June 30,	December 31,
	Balance Sheet Location	2011	2010
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$5,348	$439
Commodity contracts	Non-current other assets	1,085	448
Commodity contracts	Short-term derivative liabilities, net	155	—
Total hedging instrument derivatives		6,588	887
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	25,195	11,296
Commodity contracts	Short-term derivative liabilities, net	1,139	2,195
Commodity contracts	Non-current other assets	1,468	637
Commodity contracts	Other long-term liabilities	122	—
Foreign exchange contracts	Short-term derivative assets, net	319	369
Foreign exchange contracts	Short-term derivative liabilities, net	31	92
Total non-designated derivatives		28,274	14,589
Total derivative assets		$34,862	$15,476

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1,838	$229
Commodity contracts	Short-term derivative liabilities, net	2,086	2,853
Total hedging instrument derivatives		3,924	3,082
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	7,203	4,001
Commodity contracts	Short-term derivative liabilities, net	19,983	9,519
Commodity contracts	Non-current other assets	617	81
Commodity contracts	Other long-term liabilities	709	502
Foreign exchange contracts	Short-term derivative assets, net	39	185
Foreign exchange contracts	Short-term derivative liabilities, net	450	389
Total non-designated derivatives		29,001	14,677
Total derivative liabilities		$32,925	$17,759

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2011	2010			2011	2010

Three months ended June 30,
Commodity contracts	Revenue	$5,518	$(8,032)	Firm commitments	Revenue	$(5,356)	$8,306
Commodity contracts	Cost of revenue	(369)	2,249	Firm commitments	Cost of revenue	274	(2,875)
Commodity contracts	Cost of revenue	6,665	11,605	Inventories	Cost of revenue	(3,045)	(10,243)
		$11,814	$5,822			$(8,127)	$(4,812)

Six months ended June 30,
Commodity contracts	Revenue	$16,205	$(2,546)	Firm commitments	Revenue	$(16,789)	$3,295
Commodity contracts	Cost of revenue	(7,830)	2,744	Firm commitments	Cost of revenue	8,311	(3,683)
Commodity contracts	Cost of revenue	(33,594)	8,720	Inventories	Cost of revenue	44,296	(5,514)
		$(25,219)	$8,918			$35,818	$(5,902)

There were no gains or losses for the three and six months ended June 30, 2011 and 2010 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income (in thousands):

	Unrealized Gain (Loss)
	Recorded in Accumulated		Location of
	Other Comprehensive Income		Realized Gain (Loss)	Realized Gain (Loss)
Derivatives	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2011	2010		2011	2010

Three months ended June 30,
Foreign exchange contracts	$—	$—	Cost of revenue	$—	$417
Foreign exchange contracts	$—	$—	Other income, net	$—	$252
	$—	$—		$—	$669

Six months ended June 30,
Foreign exchange contracts	$—	$1,902	Cost of revenue	$—	$1,210
Foreign exchange contracts	$—	$252	Other income, net	$—	$252
	$—	$2,154		$—	$1,462

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income (loss) would be reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2011	2010

Three months ended June 30,
Commodity contracts	Revenue	$1,490	$(561)
Commodity contracts	Cost of revenue	2,560	2,392
Foreign exchange contracts	Other expense, net	(963)	(560)
		$3,087	$1,271

Six months ended June 30,
Commodity contracts	Revenue	$3,048	$771
Commodity contracts	Cost of revenue	3,223	2,248
Foreign exchange contracts	Other (expense) income, net	(2,872)	382
		$3,399	$3,401

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered was not significant as of June 30, 2011.

3.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income attributable to World Fuel	$50,203	$36,977	$91,312	$70,680

Denominator:
Weighted average common shares for basic earnings per common share	70,856	59,418	70,400	59,371
Effect of dilutive securities	702	1,267	899	1,275
Weighted average common shares for diluted earnings per common share	71,558	60,685	71,299	60,646

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per common share	124	297	70	205

Basic earnings per common share	$0.71	$0.62	$1.30	$1.19

Diluted earnings per common share	$0.70	$0.61	$1.28	$1.17

4.     Debt

On July 28, 2011, we amended our senior revolving credit facility (“Credit Facility”) to, among other things, (i) provide for a $250.0 million senior term loan facility with a maturity date of July 2016 (“Term Loan Facility”), the full amount of which we received on the date of the Credit Facility amendment, (ii) extend the expiration date of the Credit Facility to July 2016 and (iii) reduce certain fees, including applicable margins for Base Rate Loans and Eurodollar Rate Loans.  Borrowings under the Term Loan Facility may be designated as Base Rate Loans or Eurodollar Rate Loans and bear floating interest rates plus applicable margins.  The Term Loan Facility requires principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million in 2016.

The following table provides additional information about our interest income, expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income	$147	$163	$226	$349
Interest expense and other financing costs, net	(4,445)	(1,004)	(7,049)	(1,830)
	$(4,298)	$(841)	$(6,823)	$(1,481)

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Income tax provision	$11,049	$7,765	$21,464	$15,446

Effective income tax rate	17.9%	17.3%	18.9%	17.9%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2011 and 2010 were calculated based on the estimated effective tax rate for the full 2011 and 2010 fiscal years.  However, the actual effective tax rate for the full 2011 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.  The increased effective tax rate for the three and six months ended June 30, 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the corresponding periods in 2010.

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

As of June 30, 2011, we had recorded certain reserves related to the proceedings described above which were not significant.  Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail.  Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

7.     Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2011	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Cash equivalents	$10	$—	$—	$10	$—	$10
Commodity contracts	6,140	28,372	—	34,512	(11,105)	23,407
Foreign exchange contracts	—	350	—	350	(70)	280
Hedged item inventories	—	1,600	—	1,600	—	1,600
Hedged item commitments	—	657	—	657	—	657
Total	$6,150	$30,979	$—	$37,129	$(11,175)	$25,954
Liabilities:
Commodity contracts	$2,629	$29,807	$—	$32,436	$(12,987)	$19,449
Foreign exchange contracts	—	489	—	489	(70)	419
Hedged item commitments	—	5,206	—	5,206	—	5,206
Earn-out	—	—	5,156	5,156	—	5,156
Total	$2,629	$35,502	$5,156	$43,287	$(13,057)	$30,230

As of December 31, 2010
Assets:
Cash equivalents	$32	$—	$—	$32	$—	$32
Commodity contracts	753	14,139	123	15,015	(7,000)	8,015
Foreign exchange contracts	—	461	—	461	(277)	184
Hedged item inventories	—	2,518	—	2,518	—	2,518
Hedged item commitments	—	797	—	797	(265)	532
Total	$785	$17,915	$123	$18,823	$(7,542)	$11,281
Liabilities:
Commodity contracts	$2,226	$14,926	$33	$17,185	$(8,391)	$8,794
Foreign exchange contracts	—	574	—	574	(277)	297
Hedged item inventories	—	361	—	361	(265)	96
Earn-out	—	—	5,012	5,012	—	5,012
Total	$2,226	$15,861	$5,045	$23,132	$(8,933)	$14,199

Fair value of commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, basis differentials, interest rates, credit risk ratings, option volatility and currency rates.  Fair value of hedged item inventories is derived using spot commodity prices and basis differentials.  Fair value of foreign currency forwards is derived using forward prices that take into account interest rates, credit risk ratings and currency rates.

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

There were no amounts recognized for the obligation to return cash collateral that have been offset against fair value assets included within netting and collateral in the above table as of June 30, 2011 and December 31, 2010.  There were no amounts recognized for the right to reclaim cash collateral that have been offset against fair value liabilities included within netting and collateral in the table above as of June 30, 2011 and December 31, 2010.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Balance, Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Balance, End of Period	Change in Unrealized Gains (Losses) Relating to Instruments Still Held at end of Period

Three months ended June 30, 2011

Earn-out	$(5,151)	$(5)	$—	$(5,156)	$(5)
Total	$(5,151)	$(5)	$—	$(5,156)	$—

Three months ended June 30, 2010

Earn-out	$(6,323)	$98	$—	$(6,225)	$98
Total	$(6,323)	$98	$—	$(6,225)	$98

Six months ended June 30, 2011

Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	(144)	—	(5,156)	(144)
Total	$(4,922)	$(144)	$(90)	$(5,156)	$(144)

Six months ended June 30, 2010

Commodity contracts, net	$(2)	$—	$2	$—	$—
Foreign exchange contracts, net	(152)	—	152	—	—
Earn-out	(6,728)	503	—	(6,225)	503
Total	$(6,882)	$503	$154	$(6,225)	$503

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.  There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no Level 3 purchases, sales or issuances for the periods presented.  The unrealized gains on the Earn-out shown in the above table represent foreign currency gains recorded during the three and six months ended June 30, 2011.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Aviation segment	$3,364,829	$1,691,042	$6,011,421	$3,150,766
Marine segment	3,532,983	2,276,651	6,532,402	4,375,263
Land segment	1,810,897	429,582	3,244,292	789,267
	$8,708,709	$4,397,275	$15,788,115	$8,315,296

Gross profit:
Aviation segment	$82,027	$52,887	$152,155	$101,262
Marine segment	50,674	43,204	90,889	82,593
Land segment	32,401	11,478	58,826	22,532
	$165,102	$107,569	$301,870	$206,387

Income from operations:
Aviation segment	$37,624	$28,701	$75,794	$55,395
Marine segment	25,763	23,972	43,118	43,980
Land segment	14,026	1,780	24,689	4,128
	77,413	54,453	143,601	103,503
Corporate overhead	11,310	9,389	21,973	16,314
	$66,103	$45,064	$121,628	$87,189

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	As of
	June 30,	December 31,
	2011	2010
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,787 and $7,363 at June 30, 2011 and December 31, 2010, respectively	$635,729	$420,788
Marine segment, net of allowance for bad debt of $8,129 and $7,761 at June 30, 2011 and December 31, 2010, respectively	1,068,220	761,629
Land segment, net of allowance for bad debt of $5,818 and $5,077 at June 30, 2011 and December 31, 2010, respectively	279,013	204,283
	$1,982,962	$1,386,700

Total assets:
Aviation segment	$1,183,941	$740,563
Marine segment	1,374,837	1,000,042
Land segment	679,509	524,592
Corporate	123,771	301,253
	$3,362,058	$2,566,450

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2010 Form 10-K and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2010 Form 10-K.

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

•        loss of, or reduced sales, to a significant government customer;

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Form 10-Q Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S and Gibraltar.

In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and gross profit achieved on fuel resales, and in the case of the aviation segment, a percentage of processed charge card revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Our profitability in our segments also depends on our operating expenses, and may be significantly affected to the extent that we are required to provide for potential bad debt.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk.  See “Item 1A — Risk Factors” of our 2010 Form 10-K.

Reportable Segments

We have three reportable operating segments: aviation, marine and land.  Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity.  We evaluate and manage our business segments using the performance measurement of income from operations.    Financial information with respect to our business segments is provided in Note 8 to the accompanying consolidated financial statements included in this 10-Q Report.

Results of Operations

The results of operations of Ascent Aviation Group, Inc. (“Ascent”) are included in our aviation segment commencing on April 1, 2011, its acquisition date, and the results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date.  The results of operations for the three and six months ended June 30, 2010 do not include the results of Ascent, NCS and The Hiller Group Incorporated and certain affiliates (“Hiller”) in our aviation segment, Shell Company of Gibraltar, Limited, (“Gib Oil”) in our aviation, marine and land segments, Western Petroleum Company, (“Western”) in our aviation and land segments and Lakeside Oil Company, Inc. (“Lakeside”) in our land segment since these acquisitions were completed after June 30, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue.  Our revenue for the second quarter of 2011 was $8.7 billion, an increase of $4.3 billion, or 98.0%, as compared to the second quarter of 2010.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$3,364,829	$1,691,042	$1,673,787
Marine segment	3,532,983	2,276,651	1,256,332
Land segment	1,810,897	429,582	1,381,315
	$8,708,709	$4,397,275	$4,311,434

Our aviation segment contributed $3.4 billion in revenue for the second quarter of 2011, an increase of $1.7 billion, or 99.0% as compared to the second quarter of 2010.  Of the total increase in aviation segment revenue, $0.9 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the second quarter of 2011 as compared to the second quarter of 2010.  The remaining increase of $0.8 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the Ascent, NCS, Hiller and Western acquisitions.

Our marine segment contributed $3.5 billion in revenue for the second quarter of 2011, an increase of $1.3 billion, or 55.2%, as compared to the second quarter of 2010.  Of the total increase in marine segment revenue, $1.1 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the second quarter of 2011 as compared to the second quarter of 2010.  The remaining increase of $0.2 billion was due to increased sales volume primarily from additional sales to both new and existing customers.

Our land segment contributed $1.8 billion in revenue for the second quarter of 2011, an increase of $1.4 billion as compared to the second quarter of 2010.  Of the total increase in land segment revenue, $1.1 billion was primarily due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume from additional sales to both new and existing customers.  The remaining increase of $0.3 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the second quarter of 2011 as compared to the second quarter of 2010.

Gross Profit. Our gross profit for the second quarter of 2011 was $165.1 million, an increase of $57.5 million, or 53.5%, as compared to the second quarter of 2010. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$82,027	$52,887	$29,140
Marine segment	50,674	43,204	7,470
Land segment	32,401	11,478	20,923
	$165,102	$107,569	$57,533

Our aviation segment gross profit for the second quarter of 2011 was $82.0 million, an increase of $29.1 million, or 55.1%, as compared to the second quarter of 2010.  The increase in aviation segment gross profit was primarily due to incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions as well as increased sales volume to both new and existing customers.

Our marine segment gross profit for the second quarter of 2011 was $50.7 million, an increase of $7.5 million, or 17.3%, as compared to the second quarter of 2010. The increase in marine segment gross profit was due to $4.1 million of increased sales volume to both new and existing customers and $3.4 million in increased gross profit per metric ton sold primarily due to an increase in certain higher margin business activity.

Our land segment gross profit for the second quarter of 2011 was $32.4 million, an increase of $20.9 million, as compared to the second quarter of 2010.  The increase in land segment gross profit was primarily due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume to both new and existing customers.

Operating Expenses. Total operating expenses for the second quarter of 2011 were $99.0 million, an increase of $36.5 million, or 58.4%, as compared to the second quarter of 2010. The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	June 30,
	2011	2010	$ Change

Compensation and employee benefits	$54,877	$38,900	$15,977
Provision for bad debt	3,531	1,696	1,835
General and administrative	40,591	21,909	18,682
	$98,999	$62,505	$36,494

Of the total increase in operating expenses, $16.0 million was related to compensation and employee benefits, $1.8 million was related to provision for bad debt and $18.7 million was related to general and administrative expenses.  The increase in compensation and employee benefits was primarily due to compensation related to employees of acquired businesses and compensation for new hires to support our growing global business.  The increase in general and administrative expenses was due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to professional fees, depreciation and business travel.

Income from Operations. Our income from operations for the second quarter of 2011 was $66.1 million, an increase of $21.0 million, or 46.7%, as compared to the second quarter of 2010. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$37,624	$28,701	$8,923
Marine segment	25,763	23,972	1,791
Land segment	14,026	1,780	12,246
	77,413	54,453	22,960
Corporate overhead - unallocated	11,310	9,389	1,921
	$66,103	$45,064	$21,039

Our aviation segment income from operations was $37.6 million for the second quarter of 2011, an increase of $8.9 million, or 31.1%, as compared to the second quarter of 2010.  This increase resulted from $29.1 million in higher gross profit, which was partially offset by increased operating expenses of $20.2 million.  The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Ascent, Hiller and Western acquisitions, as well as increased general and administrative expenses and compensation for new hires to support growth.

Our marine segment earned $25.8 million in income from operations for the second quarter of 2011, an increase of $1.8 million, or 7.5%, as compared to the second quarter of 2010.  This increase resulted from $7.5 million in higher gross profit, which was partially offset by increased operating expenses of $5.7 million.  The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $14.0 million for the second quarter of 2011, an increase of $12.2 million as compared to the second quarter of 2010.  The increase was primarily due to the incremental income from operations resulting from the Western and Lakeside acquisitions as well as higher operating income from our existing business.

Corporate overhead costs not charged to the business segments were $11.3 million for the second quarter of 2011, an increase of $1.9 million, or 20.5%, as compared to the second quarter of 2010.  The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net.  For the second quarter of 2011, we had non-operating expenses, net of $4.4 million, an increase of $4.1 million as compared to the second quarter of 2010.  This increase was primarily due to increased interest expense and other financing costs, net related to the Credit Facility as a result of higher average borrowings as compared to the prior year and additional fees related to the September 2010 amendment of the Credit Facility.

Taxes.  For the second quarter of 2011, our effective tax rate was 17.9% and our income tax provision was $11.0 million, as compared to an effective tax rate of 17.3% and an income tax provision of $7.8 million for the second quarter of 2010.  The higher effective tax rate for the second quarter of 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010.

Net Income and Diluted Earnings per Common Share.  Our net income for the second quarter of 2011 was $50.2 million, an increase of $13.2 million, or 35.8%, as compared to the second quarter of 2010.  Diluted earnings per common share for the second quarter of 2011 was $0.70 per share, an increase of $0.09 per common share, or 14.8%, as compared to the second quarter of 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between our net income and our non-GAAP net income for the second quarter of 2011 and 2010 (in thousands):

	For the Three Months ended
	June 30,
	2011	2010

Net income	$50,203	$36,977
Share-based compensation expense, net of taxes	1,879	1,741
Intangible asset amortization expense, net of taxes	5,571	1,447
Non-GAAP net income	$57,653	$40,165

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per common share for the second quarter of 2011 and 2010:

	For the Three Months ended
	June 30,
	2011	2010

Diluted earnings per common share	$0.70	$0.61
Share-based compensation expense, net of taxes	0.03	0.03
Intangible asset amortization expense, net of taxes	0.08	0.02
Non-GAAP diluted earnings per common share	$0.81	$0.66

The non-GAAP financial measures above exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company’s core operating results.  We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.  Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.  In addition, our presentation of non-GAAP net income and non-GAAP earnings per share may not be comparable to the presentation of such metrics by other companies.   Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue.  Our revenue for the first six months of 2011 was $15.8 billion, an increase of $7.5 billion, or 89.9%, as compared to the first six months of 2010.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$6,011,421	$3,150,766	$2,860,655
Marine segment	6,532,402	4,375,263	2,157,139
Land segment	3,244,292	789,267	2,455,025
	$15,788,115	$8,315,296	$7,472,819

Our aviation segment contributed $6.0 billion in revenue for the first six months of 2011, an increase of $2.9 billion, or 90.8% as compared to the first six months of 2010.  Of the total increase in aviation segment revenue, $1.5 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2011 as compared to the first six months of 2010.  The remaining increase of $1.4 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment contributed $6.5 billion in revenue for the first six months of 2011, an increase of $2.2 billion, or 49.3%, as compared to the first six months of 2010.  Of the total increase in marine segment revenue, $1.6 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first six months of 2011 as compared to the first six months of 2010.  The remaining increase of $0.6 billion was due to increased sales volume primarily from additional sales to both new and existing customers.

Our land segment contributed $3.2 billion in revenue for the first six months of 2011, an increase of $2.5 billion as compared to the first six months of 2010.  Of the total increase in land segment revenue, $2.1 billion was primarily due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume to both new and existing customers.  The remaining increase of $0.4 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2011 as compared to the first six months of 2010.

Gross Profit.  Our gross profit for the first six months of 2011 was $301.9 million, an increase of $95.5 million, or 46.3%, as compared to the first six months of 2010.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$152,155	$101,262	$50,893
Marine segment	90,889	82,593	8,296
Land segment	58,826	22,532	36,294
	$301,870	$206,387	$95,483

Our aviation segment gross profit for the first six months of 2011 was $152.2 million, an increase of $50.9 million, or 50.3%, as compared to the first six months of 2010.  The increase in aviation segment gross profit was primarily due to incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions as well as increased sales volume to both new and existing customers.

Our marine segment gross profit for the first six months of 2011 was $90.9 million, an increase of $8.3 million, or 10.0%, as compared to the first six months of 2010. The increase in marine segment gross profit was due to $9.8 million of increased sales volume to both new and existing customers which was partially offset by $1.5 million in decreased gross profit per metric ton sold.  The decrease in gross profit per ton was primarily due to the weakness in the shipping industry seen in the first quarter of 2011 as compared to the prior year.

Our land segment gross profit for the first six months of 2011 was $58.8 million, an increase of $36.3 million as compared to the first six months of 2010.  The increase in land segment gross profit was primarily due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume to both new and existing customers.

Operating Expenses.  Total operating expenses for the first six months of 2011 were $180.2 million, an increase of $61.0 million, or 51.2%, as compared to the first six months of 2010.  The following table sets forth our expense categories (in thousands):

	For the Six Months ended
	June 30,
	2011	2010	$ Change

Compensation and employee benefits	$101,946	$73,701	$28,245
Provision for bad debt	4,327	2,065	2,262
General and administrative	73,969	43,432	30,537
	$180,242	$119,198	$61,044

Of the total increase in operating expenses, $28.2 million was related to compensation and employee benefits, $2.3 million was related to provision for bad debt and $30.5 million was related to general and administrative expenses.  The increase in compensation and employee benefits was primarily due to compensation related to employees of acquired businesses and compensation for new hires to support our growing global business.  The increase in general and administrative expenses was due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to professional fees, depreciation and business travel.

Income from Operations.  Our income from operations for the first six months of 2011 was $121.6 million, an increase of $34.4 million, or 39.5%, as compared to the first six months of 2010.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2011	2010	$ Change

Aviation segment	$75,794	$55,395	$20,399
Marine segment	43,118	43,980	(862)
Land segment	24,689	4,128	20,561
	143,601	103,503	40,098
Corporate overhead - unallocated	21,973	16,314	5,659
	$121,628	$87,189	$34,439

Our aviation segment income from operations was $75.8 million for the first six months of 2011, an increase of $20.4 million, or 36.8%, as compared to the first six months of 2010.  This increase resulted from $50.9 million in higher gross profit, which was partially offset by increased operating expenses of $30.5 million.  The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Ascent, Hiller and Western acquisitions as well as increased compensation for new hires to support growth.

Our marine segment earned $43.1 million in income from operations for the first six months of 2011, a decrease of $0.9 million, or 2.0%, as compared to the first six months of 2010.  This decrease resulted from increased operating expenses of $9.2 million partially offset by $8.3 million in higher gross profit.  The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $24.7 million for the first six months of 2011, an increase of $20.6 million as compared to the first six months of 2010.  The increase was primarily due to the incremental income from operations resulting from the Western and Lakeside acquisitions as well as higher gross profit resulting from increased sales volume to both new and existing customers.

Corporate overhead costs not charged to the business segments were $22.0 million for the first six months of 2011, an increase of $5.7 million, or 34.7%, as compared to the first six months of 2010.  The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net.  For the first six months of 2011, we had non-operating expenses, net of $7.8 million, an increase of $7.0 million as compared to the first six months of 2010.  This increase was primarily due to increased interest expense and other financing costs, net related to the Credit Facility as a result of higher average borrowings as compared to the prior year and additional fees related to the September 2010 amendment of the Credit Facility.

Taxes.  For the first six months of 2011, our effective tax rate was 18.9% and our income tax provision was $21.5 million, as compared to an effective tax rate of 17.9% and an income tax provision of $15.4 million for the first six months of 2010.  The higher effective tax rate for the first six months of 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010.

Net Income and Diluted Earnings per Share.  Our net income for the first six months of 2011 was $91.3 million, an increase of $20.6 million, or 29.2%, as compared to the first six months of 2010.  Diluted earnings per share for the first six months of 2011 was $1.28 per share, an increase of $0.11 per share, or 9.4%, as compared to the first six months of 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for the first six months of 2011 and 2010 (in thousands):

	For the Six Months ended
	June 30,
	2011	2010

Net income	$91,312	$70,680
Share-based compensation expense, net of taxes	3,888	2,744
Intangible asset amortization expense, net of taxes	9,233	2,941
Non-GAAP net income	$104,433	$76,365

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per share for the first six months of 2011 and 2010:

	For the Six Months ended
	June 30,
	2011	2010

Diluted earnings per common share	$1.28	$1.17
Share-based compensation expense, net of taxes	0.05	0.05
Intangible asset amortization expense, net of taxes	0.13	0.05
Non-GAAP diluted earnings per common share	$1.46	$1.27

The non-GAAP financial measures above exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company’s core operating results.  We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.  Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.  In addition, our presentation of non-GAAP net income and non-GAAP earnings per share may not be comparable to the presentation of such metrics by other companies.   Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

Liquidity and Capital Resources

The following table reflects the major categories of cash flows for the six months ended June 30, 2011 and 2010.  For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Six Months ended
	June 30,
	2011	2010

Net cash (used in) provided by operating activities	$(137,699)	$23,772
Net cash used in investing activities	(113,407)	(12,468)
Net cash provided by (used in) financing activities	126,318	(11,411)

Operating activities.  For the six months ended June 30, 2011, net cash used in operating activities totaled $137.7 million as compared to net cash provided by operating activities of $23.8 million in 2010.  The $161.5 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily net working capital, driven by increased sales volume and higher world oil prices as compared to 2010, which were partially offset by increased net income.

Investing activities.  For the six months ended June 30, 2011, net cash used in investing activities was $113.4 million as compared to $12.5 million in 2010.  The $100.9 million increase in cash used in investing activities in 2010 was primarily due to the acquisitions of Ascent and NCS in 2011.

Financing activities.  For the six months ended June 30, 2011, net cash provided by financing activities was $126.3 million as compared to net cash used in financing activities of $11.4 million in 2010.  The $137.7 million change in cash flows from financing activities was primarily due to net borrowings under our Credit Facility, used to fund our acquisitions and support our working capital needs driven by increased sales volume and higher world oil prices as compared to 2010.

Other Liquidity Measures

Cash and cash equivalents.   As of June 30, 2011, we had $149.7 million of cash and cash equivalents compared to $272.9 million of cash and cash equivalents as of December 31, 2010. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases, though certain suppliers may require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel that we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loan Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letter of credit and bankers’ acceptances.  Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions.  On July 28, 2011, we amended our Credit Facility to, among other things, (i) add a $250.0 million senior term loan facility with a maturity date of July 2016 (“Term Loan Facility”), the full amount of which we received on the date of the Credit Facility amendment, (ii) extend the expiration date of the Credit Facility to July 2016 and (iii) reduce certain fees, including applicable margins for Base Rate Loans and Eurodollar Rate Loans. The Term Loan Facility requires principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million in 2016. We had outstanding borrowings of $138.0 million at June 30, 2011 and no outstanding borrowings at December 31, 2010 under our Credit Facility. Our issued letters of credit under the Credit Facility totaled $51.3 million and $72.0 million at June 30, 2011 and December 31, 2010, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2011, we were in compliance with all financial covenants contained in our Credit Facility.

Other credit lines.  We have other credit lines aggregating $97.5 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates.  As of June 30, 2011 and December 31, 2010, our outstanding letters of credit and bank guarantees under these credit lines totaled $85.5 million and $44.0 million, respectively.  In June 2011, we amended our Receivables Purchase Agreement to allow for the sale of up to $100.0 million of our accounts receivable, an increase of $50.0 million.

Short-Term Debt. As of June 30, 2011, our short-term debt of $15.8 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2010 to June 30, 2011.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2010 Form 10-K.

Contractual Obligations

Derivatives.   See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Unrecognized Tax Liabilities.  As of June 30, 2011, our Unrecognized Tax Liabilities were $41.1 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees.  In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers.  A majority of these letters of credit and bank guarantees expire within one year from their issuance, and expired letters of credit or bank guarantees are renewed as needed.  As of June 30, 2011, we had issued letters of credit and bank guarantees totaling $136.8 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates.  We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads for fuel products that we sell.  We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts.  While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs.  If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps as well as certain fixed price purchase and sale contracts (which do not qualify for hedge accounting) to offer our customers fuel pricing alternatives to meet their needs and for proprietary trading.  In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of June 30, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market Gain (Loss)

Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	3,435	GAL	$(0.06)	$(193)
	2011	Commodity contracts for firm commitment (short)	4,578	GAL	(0.11)	(485)
	2011	Commodity contracts for inventory hedging (short)	60,438	GAL	(0.01)	(822)
	2011	Commodity contracts for firm commitment hedging (long)	114	MT	22.32	2,545
	2011	Commodity contracts for inventory hedging (short)	75	MT	(16.97)	(1,273)
	2012	Commodity contracts for firm commitment hedging (long)	106	GAL	0.10	11
	2012	Commodity contracts for firm commitment hedging (long)	95	MT	30.33	2,881
						$2,664

Non-Designated	2011	Commodity contracts (long)	68,796	GAL	0.04	2,419
	2011	Commodity contracts (short)	45,943	GAL	(0.11)	(5,127)
	2011	Commodity contracts (long)	1,309	MT	11.19	14,349
	2011	Commodity contracts (short)	1,037	MT	(13.58)	(13,785)
	2011	Foreign currency contracts (long)	696	BRL	0.01	5
	2011	Foreign currency contracts (short)	7,298	BRL	(0.01)	(104)
	2011	Foreign currency contracts (short)	5,700	CAD	(0.02)	(131)
	2011	Foreign currency contracts (long)	2,880,216	CLP	(0.00)	(33)
	2011	Foreign currency contracts (long)	679	EUR	0.01	8
	2011	Foreign currency contracts (short)	4,600	EUR	(0.02)	(76)
	2011	Foreign currency contracts (long)	3,884	GBP	(0.01)	(25)
	2011	Foreign currency contracts (short)	27,529	GBP	0.01	238
	2011	Foreign currency contracts (short)	584	AUD	(0.01)	(5)
	2011	Foreign currency contracts (long)	498	DKK	0.00	2
	2011	Foreign currency contracts (short)	4,000	DKK	(0.00)	(10)
	2011	Foreign currency contracts (long)	281	NOK	0.00	1
	2011	Foreign currency contracts (short)	2,700	CZK	(0.00)	(2)
	2011	Foreign currency contracts (short)	6,261,150	COP	(0.00)	(15)
	2011	Foreign currency contracts (short)	600	CHF	0.01	8
	2012	Commodity contracts (long)	5,959	GAL	0.13	773
	2012	Commodity contracts (short)	14,365	GAL	(0.04)	(609)
	2012	Commodity contracts (long)	347	MT	9.41	2,635
	2012	Commodity contracts (short)	261	MT	(6.72)	(1,124)
	2013	Commodity contracts (long)	679	GAL	0.20	139
	2013	Commodity contracts (short)	679	GAL	(0.19)	(132)
	2013	Commodity contracts (short)	6	MT	(21.00)	(126)
						$(727)

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2011.

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

Part II – Other Information

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2011 (in thousands, except average per share):

			Total Number	Total Cost of	Remaining Authorized
			of Shares Purchased	Shares Purchased	Stock Repurchases
	Total Number		as Part of Publicly	as Part of Publicly	under Publicly
	of Shares	Average Price	Announced Plans	Announced Plans	Announced Plans
Period	Purchased (1)	Per Share Paid	or Programs (2)	or Programs (2)	or Programs (2)

4/1/11-4/30/11	—	$—	—	$—	$50,000
5/1/11-5/31/11	—	—	—	—	50,000
6/1/11-6/30/11	30	34.59	—	—	50,000
Total	30	$34.59	—	$—	$50,000

(1)                  These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)                  In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased, has no expiration date and may be suspended or discontinued at any time.  The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.  As of June 30, 2011, no shares of our common stock have been repurchased under this program.

Item  5.      Other Information

Amendment No. 1 to Credit Agreement

On July 28, 2011, World Fuel Services Corporation (“World Fuel”) amended its existing third amended and restated credit agreement dated as of September 8, 2010 (the “Original Agreement”) pursuant to an Amendment No. 1 to Credit Agreement (the “Amended Agreement”) among World Fuel, World Fuel Services Europe, Ltd. (“World Fuel Europe”), a subsidiary of World Fuel, and World Fuel Services (Singapore) Pte Ltd (“World Fuel Singapore”), a subsidiary of World Fuel, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent.

The Amended Agreement provides for a $800.0 million senior revolving credit facility in favor of World Fuel, World Fuel Europe and World Fuel Singapore (the “Revolving Credit Facility”) and a new senior term loan facility in favor of World Fuel (the “Term Loan Facility”) that are guaranteed by World Fuel and certain of its U.S. subsidiaries and, on a limited basis, by certain of its foreign subsidiaries, including World Fuel Europe and World Fuel Singapore.  In addition, the Revolving Credit Facility and the Term Loan Facility are secured on a pari passu basis by a pledge of capital stock of certain subsidiaries of World Fuel.

The amendments to the Original Agreement include the following:

•      the Term Loan Facility was added in the amount of $250.0 million with a maturity date of July 28, 2016;

•      the Term Loan Facility amortizes beginning on September 30, 2011 in the following amounts: 0% in year one; 2.0% in year two; 4.0% in year three; 6.0% in year four and 8.0% in year five;

•      the maturity date of the Revolving Credit Facility was extended to July 28, 2016;

•      the applicable rate for commitment fees, Eurodollar rate loan margins, standby letter of credit fees, base rate loan margins and bankers’ acceptance margins were modified such that the foregoing are based upon the following pricing grid:

Applicable Rate

Pricing Level	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loan Margin/Standby Letter of Credit Fee	Base Rate Loan Margin	Bankers’ Acceptance Margin
1	< 1.00:1	0.25%	1.75%	0.75%	1.50%
2	> 1.00:1 but < 2.00:1	0.25%	2.00%	1.00%	1.75%
3	> 2.00:1 but < 3.00:1	0.30%	2.25%	1.25%	2.00%
4	> 3.00:1	0.35%	2.50%	1.50%	2.25%

•      the indebtedness covenant was modified to enable World Fuel and its subsidiaries to issue additional debt secured on a pari passu basis with the Credit Facility, subject to the consolidated leverage ratio not exceeding 4.25:1; and

•      World Fuel has been given the ability to form new unrestricted subsidiaries that would not be directly subject to the Credit Facility covenants.

Proceeds of the Term Loan Facility were used to repay amounts outstanding under the Revolving Credit Facility.  Proceeds of the Revolving Credit Facility may be used for general business purposes.

The above description of certain terms and conditions of the Amended Agreement is qualified in its entirety by reference to the full text of the Amended Agreement, a copy of which is filed as Exhibit 10.6 to this 10-Q Report.

Certain of the lenders party to the Amended Agreement and their respective affiliates have, from time to time, performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for World Fuel, for which they received or will receive customary fees and expenses.

Item 6.       Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1	Amendment to Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, dated May 20, 2011.

10.2	Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated May 20, 2011.

10.3	Form of Michael S. Clementi Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan.

10.4	Form of Named Executive Officer Restricted Stock Unit Agreement under the 2006 Omnibus Plan.

10.5	Form of Named Executive Officer Restricted Stock Agreement under the 2006 Omnibus Plan.

10.6

Amendment No.1 to Third Amended and Restated Credit Agreement among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent, dated as of July 28, 2011.

10.7

Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of March 31, 2011.

10.8

First Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of June 30, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

Date: August 2, 2011	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)