Form 10-Q
period 2011-09-30
WORLD FUEL SERVICES CORP
filed 2011-11-01
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO___________

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

The registrant had a total of 71,143,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 25, 2011.

Part I – Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 10-K Report). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.    Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$151,854	$272,893
Accounts receivable, net	2,166,712	1,386,700
Inventories	427,497	211,526
Prepaid expenses	99,713	96,461
Transaction taxes receivable	89,876	55,125
Short-term derivative assets, net	19,952	7,686
Other current assets	84,562	37,476
Total current assets	3,040,166	2,067,867

Property and equipment, net	89,492	64,106
Goodwill	343,480	287,434
Identifiable intangible assets, net	109,095	117,726
Non-current other assets	34,663	29,317
Total assets	$3,616,896	$2,566,450

Liabilities:
Current liabilities:
Short-term debt	$18,265	$17,076
Accounts payable	1,707,705	1,131,228
Customer deposits	86,789	65,480
Transaction taxes payable	83,351	59,910
Short-term derivative liabilities, net	5,130	8,591
Accrued expenses and other current liabilities	88,302	76,199
Total current liabilities	1,989,542	1,358,484

Long-term debt	274,495	24,566
Non-current income tax liabilities, net	50,480	45,328
Other long-term liabilities	6,490	11,508
Total liabilities	2,321,007	1,439,886

Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 71,126 and 69,602 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	711	696
Capital in excess of par value	499,424	468,963
Retained earnings	788,814	652,796
Accumulated other comprehensive (loss) income	(4,927)	4,753
Total World Fuel shareholders’ equity	1,284,022	1,127,208
Noncontrolling interest equity (deficit)	11,867	(644)
Total equity	1,295,889	1,126,564
Total liabilities and equity	$3,616,896	$2,566,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$9,510,792	$4,987,074	$25,298,907	$13,302,370
Cost of revenue	9,339,945	4,874,967	24,826,190	12,983,876
Gross profit	170,847	112,107	472,717	318,494
Operating expenses:
Compensation and employee benefits	57,215	43,048	159,161	116,749
Provision for bad debt	2,422	1,097	6,749	3,162
General and administrative	40,285	22,875	114,254	66,307
Total operating expenses	99,922	67,020	280,164	186,218
Income from operations	70,925	45,087	192,553	132,276
Non-operating expense, net:
Interest expense and other financing costs, net	(4,791)	(989)	(11,614)	(2,470)
Other (expense) income, net	(1,643)	(209)	(2,654)	420
	(6,434)	(1,198)	(14,268)	(2,050)
Income before income taxes	64,491	43,889	178,285	130,226
Provision for income taxes	10,649	7,515	32,113	22,961
Net income including noncontrolling interest	53,842	36,374	146,172	107,265
Net income (loss) attributable to noncontrolling interest	1,187	(381)	2,205	(170)
Net income attributable to World Fuel	$52,655	$36,755	$143,967	$107,435

Basic earnings per common share	$0.74	$0.61	$2.04	$1.80

Basic weighted average common shares	70,939	60,496	70,593	59,768

Diluted earnings per common share	$0.74	$0.60	$2.02	$1.76

Diluted weighted average common shares	71,587	61,663	71,415	60,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Unaudited - In thousands)

					Accumulated		Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Equity	Equity

Balance at December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Comprehensive income:
Net income	—	—	—	143,967	—	143,967	2,205	146,172
Foreign currency translation adjustment	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Comprehensive income						134,287	2,205	136,492
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,371	10,371
Cash dividends declared	—	—	—	(7,949)	—	(7,949)	—	(7,949)
Distribution of noncontrolling interest	—	—	—	—	—	—	(679)	(679)
Amortization of share-based payment awards	—	—	6,539	—	—	6,539	—	6,539
Issuance of shares related to share-based payment awards including income tax benefit of $4,011	911	9	5,451	—	—	5,460	—	5,460
Issuance of shares related to acquisition	691	7	27,491	—	—	27,498	—	27,498
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(78)	(1)	(9,020)	—	—	(9,021)	—	(9,021)
Balance at September 30, 2011	71,126	$711	$499,424	$788,814	$(4,927)	$1,284,022	$11,867	$1,295,889

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest	Total
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity	Equity

Balance at December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Comprehensive income:
Net income (loss)	—	—	—	107,435	—	107,435	(170)	107,265
Foreign currency translation adjustment	—	—	—	—	544	544	—	544
Comprehensive income						107,979	(170)	107,809
Cash dividends declared	—	—	—	(6,685)	—	(6,685)	—	(6,685)
Amortization of share-based payment awards	—	—	6,438	—	—	6,438	—	6,438
Issuance of shares related to share-based payment awards including income tax benefit of $6,152	187	2	6,359	—	—	6,361	—	6,361
Public offering of shares	9,200	92	218,724	—	—	218,816	—	218,816
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(55)	(1)	(1,553)	—	—	(1,554)	—	(1,554)
Balance at September 30, 2010	68,717	$687	$443,382	$615,968	$4,339	$1,064,376	$58	$1,064,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interest	$146,172	$107,265
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	29,111	13,093
Provision for bad debt	6,749	3,162
Gain on short-term investments	—	(1,900)
Deferred income tax benefit	(2,069)	(1,519)
Share-based payment award compensation costs	8,199	6,438
Foreign currency losses, net	3,844	71
Other	1,277	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(730,993)	(183,779)
Inventories	(179,573)	(93,083)
Prepaid expenses	7,939	(7,001)
Transaction taxes receivable	(34,853)	(29,623)
Other current assets	(43,334)	(3,504)
Short-term derivative assets, net	(9,274)	1,838
Non-current other assets	(615)	(3,890)
Accounts payable	542,235	163,824
Customer deposits	18,702	(13,526)
Transaction taxes payable	21,685	7,242
Short-term derivative liabilities, net	(3,435)	(2,915)
Accrued expenses and other current liabilities	2,978	3,762
Non-current income tax and other long-term liabilities	(1,608)	1,026
Total adjustments	(363,035)	(140,237)
Net cash used in operating activities	(216,863)	(32,972)
Cash flows from investing activities:
Capital expenditures	(15,807)	(7,900)
Issuance of notes receivable	(11,121)	—
Repayment of notes receivable	8,415	—
Proceeds from the sale of short-term investments	—	10,000
Acquisition of businesses, net of cash acquired	(112,315)	(46,015)
Net cash used in investing activities	(130,828)	(43,915)
Cash flows from financing activities:
Dividends paid on common stock	(7,949)	(6,685)
Capital contribution for joint venture	10,000	—
Payment of assumed employee benefits	(5,421)	—
Borrowings under senior term loan facility	250,000	—
Borrowings under senior revolving credit facility	3,411,000	—
Repayments under senior revolving credit facility	(3,411,000)	—
Repayments of debt - other	(8,082)	(5,523)
Payments of senior revolving credit facility and senior term loan facility loan costs	(2,483)	(8,518)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	4,011	6,152
Proceeds from sale of equity shares, net of expenses	—	218,816
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(9,021)	(1,554)
Other	(679)	85
Net cash provided by financing activities	230,376	202,773
Effect of exchange rate changes on cash and cash equivalents	(3,724)	140
Net (decrease) increase in cash and cash equivalents	(121,039)	126,026
Cash and cash equivalents, at beginning of period	272,893	298,843
Cash and cash equivalents, at end of period	$151,854	$424,869

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended September 30, 2011 and 2010, but not yet paid, totaled $2.7 million and $2.2 million as of September 30, 2011 and 2010, respectively, and were paid in October 2011 and 2010.

As of September 30, 2011, we had accrued capital expenditures totaling $0.9 million, which was recorded in accrued expenses and other current liabilities.

In connection with our 2011 acquisitions, we issued $27.5 million of common stock and $8.3 million of promissory notes.

In January 2011, upon the consolidation of a joint venture that was previously accounted for as an equity investment, we recorded an initial noncontrolling interest of $0.6 million relating to its net assets.

In connection with our January 2010 acquisition, we extinguished certain receivables totaling $6.4 million, of which $3.3 million was related to receivables attributable to a 2009 funding arrangement with the acquired company.

During the nine months ended September 30, 2011, we granted equity awards to certain employees, of which $1.5 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Nine Months ended September 30,
	2011	2010
Assets aquired, net of cash	$203,979	$83,766
Liabilites assumed	$49,603	$23,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.     Acquisitions and Significant Accounting Policies

Acquisitions

2011 Acquisitions

During the three months ended September 30, 2011, we completed four acquisitions, which were not material.  We acquired certain assets of three companies in our aviation segment and one company in our land segment.  The financial position, results of operations and cash flows of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

During the three months ended June 30, 2011, we completed two acquisitions.  We acquired all of the outstanding stock of Ascent Aviation Group, Inc. (“Ascent”) based in Parish, New York on April 1, 2011.  Ascent supplies branded aviation fuel and de-icing fluid to more than 450 airports and fixed base operators throughout North America.  The other acquisition was in our marine segment and was not material.  The financial position, results of operations and cash flows of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.  In connection with the Ascent acquisition, we paid certain assumed employee benefits which have been classified as a financing activity in the consolidated statement of cash flows due to the fact that the liability was paid on behalf of the seller subsequent to closing.

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

The estimated aggregate purchase price for the 2011 acquisitions was $153.2 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2011 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$153,213
Less: Promissory notes issued	8,278
Less: Common stock issued	27,491
Estimated cash consideration	117,444
Less: Amounts due to sellers, net	6,007
Cash consideration paid	111,437
Less: Cash acquired	2,638
Cash paid for acquisition of businesses, net of cash acquired	$108,799

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common shares on the acquisition date.

The estimated purchase price for each of the 2011 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2011 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2011 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$2,638
Accounts receivable	60,923
Inventories	38,045
Other current and long-term assets	15,713
Property and equipment	22,559
Identifiable intangible assets	18,780
Goodwill	42,850
Liabilities assumed:
Accounts payable	(36,434)
Assumed employee benefits	(5,421)
Accrued expenses and other current liabilities	(3,031)
Other long-term liabilities	(3,409)
Estimated purchase price	$153,213

In connection with the 2011 acquisitions, we recorded goodwill of $39.5 million in our aviation segment, $2.8 million in our marine segment and $0.6 million in our land segment, of which $25.9 million is anticipated to be deductible for tax purposes.

The revenues and net income of the 2011 acquisitions were $163.6 million and $4.7 million, respectively, for the three months ended September 30, 2011 and $349.6 million and $9.2 million, respectively, for the nine months ended September 30, 2011.

Pro Forma Information

The following presents the unaudited pro forma results for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 as if the 2011 acquisitions had been completed on January 1, 2010 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(pro forma)	(pro forma)	(pro forma)	(pro forma)

Revenue	$9,510,792	$5,100,149	$25,486,686	$13,592,036

Net income attributable to World Fuel	$52,655	$38,123	$151,582	$109,700

Earnings per common share:
Basic	$0.74	$0.62	$2.14	$1.81
Diluted	$0.74	$0.61	$2.12	$1.78

The acquisitions completed during the three months ended September 30, 2011 are not included in the pro forma information for the three months ended September 30, 2011 as their impact on the pro forma amounts is not significant.

2010 Acquisitions

Based on our ongoing fair value assessment of certain of our 2010 acquisitions, we recorded an increase in acquired net assets of $3.9 million with a related increase in the aggregate estimated purchase price of these acquisitions during the nine months ended September 30, 2011.  The increase in acquired net assets was mainly attributable to 1) an increase in goodwill of $11.6 million and $2.8 million in our land and marine segments, respectively, 2) a reduction of goodwill of $0.4 million in our aviation segment, 3) a reduction in identifiable intangible assets of $9.3 million, 4) a reduction in fixed assets of $0.5 million and 5) an increase in long-term liabilities of $0.5 million. Since the valuations of the assets acquired and liabilities assumed in connection with the acquisitions completed in the last three months of 2010 have not been finalized, the allocation of the purchase price of these acquisitions may change.

There were no significant adjustments in total acquired net assets during the three months ended September 30, 2011.

2009 Acquisitions

In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, “Henty”), a provider of marine and land based fuels in the United Kingdom.  The Henty purchase agreement includes an Earn-out based on Henty meeting certain operating targets over the three-year period ending April 30, 2012. The maximum Earn-out that may be paid is £6.0 million ($9.3 million as of September 30, 2011) if all operating targets are achieved with a minimum Earn-out of £2.7 million ($4.2 million as of September 30, 2011).  We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period.  As of September 30, 2011, we have recorded an Earn-out liability of £3.2 million ($5.0 million). The impact of Henty’s revenues and net income did not have a significant impact on our results for the three and nine months ended September 30, 2011.

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

Accounts Receivable Purchase Agreement

We have a Receivables Purchase Agreement (“RPA”) to sell up to $100.0 million of certain of our accounts receivable.  The sale price is an amount equal to either 90% or 100%, depending on the customer, of the sold accounts receivable balance less a discount margin equivalent to a floating market rate plus 2% and certain other fees, as applicable. Under the terms of the RPA, we retain a beneficial interest in certain of the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

As of September 30, 2011, we had sold accounts receivable of $41.8 million and recorded a retained beneficial interest of $4.1 million. During the three and nine months ended September 30, 2011, the fees and interest paid under the RPA were not significant.

Goodwill

Goodwill represents the future earnings and cash flow potential of the acquired business in excess of the fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these targets bring to existing operations and the prevailing market value for comparable companies.  Of the increase in goodwill from December 31, 2010, $56.9 million was related to acquisitions (see Acquisitions above), which was partially offset by a reduction in goodwill of $0.8 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received.  These liabilities are derecognized, or extinguished, if either 1) payment is made to relieve our obligation for the liability or 2) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist.  During the three and nine months ended September 30, 2011, we derecognized vendor liability accruals due to the legal release of our obligations in the amount of $2.7 million and $5.9 million, as compared to $3.3 million and $7.9 million during the three and nine months ended September 30, 2010, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

Testing Goodwill for Impairment.  In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) intended to simplify how entities test goodwill for impairment.  This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  This ASU becomes effective on a prospective basis at the beginning of our 2012 fiscal year.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Disclosure Relating to Comprehensive Income.  In June 2011, the FASB issued an ASU aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This ASU becomes effective on a prospective basis at the beginning of our 2012 fiscal year.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Fair Value Measurements.  In May 2011, the FASB issued an ASU to provide a consistent definition of fair value and common requirements for measurement and disclosure of fair value between International Financial Reporting Standards and U.S. Generally Accepted Accounting Principals.  This ASU changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The guidance becomes effective on a prospective basis at the beginning our 2012 fiscal year.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued an ASU that affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. This ASU removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost purchasing replacement financial assets. This ASU is effective at the beginning of our 2012 fiscal year and is required to be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. We are currently evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued an ASU relating to improved disclosures about the credit quality of financing receivables and the related allowance for credit losses.  In December 2010, we adopted the portion of the guidance which pertains to disclosures as of the end of the reporting period.  In January 2011, we adopted the portion of the guidance which pertains to the disclosures for activity that occur during a reporting period.  The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps and other financial instruments, as well as certain fixed price purchase and sale contracts (which do not qualify for hedge accounting or are not elected for as normal purchase normal sale) to offer our customers fuel pricing alternatives to meet their needs and for proprietary trading.  In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of September 30, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	1,423	GAL	$(0.16)	$(232)
	2011	Commodity contracts for firm commitment hedging (short)	3,696	GAL	0.11	422
	2011	Commodity contracts for inventory hedging (short)	38,183	GAL	0.14	5,396
	2011	Commodity contracts for firm commitment hedging (long)	81	MT	(2.40)	(196)
	2011	Commodity contracts for inventory hedging (short)	86	MT	17.77	1,519
	2012	Commodity contracts for firm commitment hedging (long)	610	GAL	(0.18)	(109)
	2012	Commodity contracts for firm commitment hedging (long)	155	MT	(11.65)	(1,805)
						$4,995

Non-Designated	2011	Commodity contracts (long)	62,201	GAL	$(0.00)	$(309)
	2011	Commodity contracts (short)	63,021	GAL	0.02	1,271
	2011	Commodity contracts (long)	2,721	MT	(12.74)	(34,676)
	2011	Commodity contracts (short)	2,086	MT	17.96	37,454
	2011	Foreign currency contracts (long)	407	BRL	(0.04)	(18)
	2011	Foreign currency contracts (short)	5,200	CAD	0.02	103
	2011	Foreign currency contracts (long)	2,640,202	CLP	(0.00)	(396)
	2011	Foreign currency contracts (short)	7,500	EUR	0.02	140
	2011	Foreign currency contracts (long)	18,451	GBP	(0.03)	(574)
	2011	Foreign currency contracts (short)	71,968	GBP	0.04	2,980
	2011	Foreign currency contracts (long)	126,381	MXN	0.00	112
	2011	Foreign currency contracts (short)	47,863	MXN	0.00	—
	2011	Foreign currency contracts (long)	1,231	SGD	(0.01)	(12)
	2011	Foreign currency contracts (short)	382	AUD	0.07	29
	2011	Foreign currency contracts (short)	13,000,000	COP	0.00	571
	2011	Foreign currency contracts (long)	9,160	UYU	(0.00)	(30)
	2012	Commodity contracts (long)	19,038	GAL	(0.01)	(243)
	2012	Commodity contracts (short)	71,642	GAL	0.11	7,648
	2012	Commodity contracts (long)	1,878	MT	(16.07)	(30,182)
	2012	Commodity contracts (short)	1,185	MT	19.45	23,063
	2013	Commodity contracts (long)	2,153	GAL	(0.08)	(173)
	2013	Commodity contracts (short)	5,408	GAL	0.26	1,403
	2013	Commodity contracts (long)	58	MT	(22.86)	(1,328)
	2013	Commodity contracts (short)	14	MT	50.24	703
	2014	Commodity contracts (long)	3	MT	(61.85)	(186)
	2014	Commodity contracts (short)	3	MT	63.59	191
						$7,541

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of
		September 30,	December 31,
	Balance Sheet Location	2011	2010
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$914	$439
Commodity contracts	Non-current other assets	—	448
Commodity contracts	Short-term derivative liabilities, net	6,910	—
Total hedging instrument derivatives		7,824	887
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	23,031	11,296
Commodity contracts	Short-term derivative liabilities, net	72,408	2,195
Commodity contracts	Non-current other assets	4,738	637
Commodity contracts	Other long-term liabilities	2,570	—
Foreign currency contracts	Short-term derivative assets, net	3,512	369
Foreign currency contracts	Short-term derivative liabilities, net	584	92
Total non-designated derivatives		106,843	14,589
Total derivative assets		$114,667	$15,476

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$91	$229
Commodity contracts	Short-term derivative liabilities, net	2,156	2,853
Commodity contracts	Other long-term liabilities	581	—
Total hedging instrument derivatives		2,828	3,082
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	6,803	4,001
Commodity contracts	Short-term derivative liabilities, net	83,534	9,519
Commodity contracts	Non-current other assets	152	81
Commodity contracts	Other long-term liabilities	7,623	502
Foreign currency contracts	Short-term derivative assets, net	336	185
Foreign currency contracts	Short-term derivative liabilities, net	855	389
Total non-designated derivatives		99,303	14,677
Total derivative liabilities		$102,131	$17,759

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2011	2010			2011	2010

Three months ended September 30,
Commodity contracts	Revenue	$(7,081)	$7,622	Firm commitments	Revenue	$7,284	$(6,411)
Commodity contracts	Cost of revenue	1,112	(1,844)	Firm commitments	Cost of revenue	(855)	1,290
Commodity contracts	Cost of revenue	14,375	(9,537)	Inventories	Cost of revenue	(9,136)	13,079
		$8,406	$(3,759)			$(2,707)	$7,958

Nine months ended September 30,
Commodity contracts	Revenue	$9,124	$5,076	Firm commitments	Revenue	$(9,505)	$(3,116)
Commodity contracts	Cost of revenue	(6,718)	900	Firm commitments	Cost of revenue	7,456	(2,393)
Commodity contracts	Cost of revenue	(19,219)	(817)	Inventories	Cost of revenue	35,160	7,565
		$(16,813)	$5,159			$33,111	$2,056

There were no gains or losses for the three and nine months ended September 30, 2011 and 2010 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income (in thousands):

	Unrealized Gain (Loss)
	Recorded in Accumulated		Location of
	Other Comprehensive Income		Realized Gain (Loss)	Realized Gain (Loss)
Derivatives	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2011	2010		2011	2010

Three months ended September 30,
Foreign currency contracts	$—	$(122)	Revenue	$—	$(122)
Foreign currency contracts	—	(327)	Other (expense) income, net	—	(327)
	$—	$(449)		$—	$(449)

Nine months ended September 30,
Foreign currency contracts	$—	$1,780	Revenue	$—	$1,088
Foreign currency contracts	—	(75)	Other (expense) income, net	—	(75)
	$—	$1,705		$—	$1,013

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income (loss) are reclassified to the consolidated statement of income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2011	2010

Three months ended September 30,
Commodity contracts	Revenue	$3,703	$2,356
Commodity contracts	Cost of revenue	(379)	(398)
Foreign currency contracts	Revenue	1,361	—
Foreign currency contracts	Other (expense) income, net	2,054	(556)
		$6,739	$1,402

Nine months ended September 30,
Commodity contracts	Revenue	$6,751	$3,127
Commodity contracts	Cost of revenue	2,844	1,850
Foreign currency contracts	Revenue	1,361	—
Foreign currency contracts	Other (expense) income, net	(818)	(174)
		$10,138	$4,803

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered were not significant as of September 30, 2011.

3.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income attributable to World Fuel	$52,655	$36,755	$143,967	$107,435

Denominator:
Weighted average common shares for basic earnings per common share	70,939	60,496	70,593	59,768
Effect of dilutive securities	648	1,167	822	1,217
Weighted average common shares for diluted earnings per common share	71,587	61,663	71,415	60,985

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per common share	119	222	85	268

Basic earnings per common share	$0.74	$0.61	$2.04	$1.80

Diluted earnings per common share	$0.74	$0.60	$2.02	$1.76

4.              Debt

On July 28, 2011, we amended our $800.0 million senior revolving credit facility (“Credit Facility”) to, among other things, (i) add a $250.0 million senior term loan facility with a maturity date of July 2016 (“Term Loan Facility”), the full amount of which we received on the date of the Credit Facility amendment, (ii) extend the maturity date of the Credit Facility to July 2016 and (iii) reduce certain fees, including applicable margins for Base Rate Loans and Eurodollar Rate Loans.  Borrowings under the Term Loan Facility may be designated as Base Rate Loans or Eurodollar Rate Loans and bear floating interest rates plus applicable margins.  The Term Loan Facility requires principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million in 2016.

The following table provides additional information about our interest income, expense and other financing costs, for the periods presented (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income	$165	$223	$391	$572
Interest expense and other financing costs, net	(4,956)	(1,212)	(12,005)	(3,042)
	$(4,791)	$(989)	$(11,614)	$(2,470)

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010

Income tax provision	$10,649	$7,515	$32,113	$22,961

Effective income tax rate	16.5%	17.1%	18.0%	17.6%

Our provision for income taxes for each of the three and nine month periods ended September 30, 2011 and 2010 were calculated based on the estimated effective tax rate for the full 2011 and 2010 fiscal years.  However, the actual effective tax rate for the full 2011 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.  The change in the effective tax rate for the three and nine months ended September 30, 2011 as compared to the corresponding period in 2010 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to the corresponding periods in 2010.

6.              Commitments and Contingencies

Lease Commitments

As of September 30, 2011, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Period Ended December 31,

2011 (3 months)	$5,271
2012	18,484
2013	16,394
2014	15,435
2015	14,150
Thereafter	40,200
$109,934

We incurred rental expense for all properties and equipment of $4.7 million and $2.5 million for the third quarter of 2011 and 2010, respectively and $13.2 million and $7.2 million for the first nine months of 2011 and 2010, respectively.

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

As of September 30, 2011, we had recorded certain reserves related to the proceedings described above which were not significant.  Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail.  Accordingly, a ruling against us in any of the above proceedings could have a material adverse effect on our financial condition, results of operations or cash flows.

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

7.     Fair Value Measurements

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2011	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
Assets:
Commodity contracts	$28,889	$81,682	$—	$110,571	$(89,894)	$20,677
Foreign currency contracts	—	4,096	—	4,096	(920)	3,176
Hedged item inventories	—	(3,864)	—	(3,864)	—	(3,864)
Hedged item commitments	—	3,490	—	3,490	(304)	3,186
Total	$28,889	$85,404	$—	$114,293	$(91,118)	$23,175
Liabilities:
Commodity contracts	$30,144	$70,796	$—	$100,940	$(95,064)	$5,876
Foreign currency contracts	—	1,191	—	1,191	(920)	271
Hedged item commitments	—	988	—	988	(304)	684
Earn-out	—	—	5,007	5,007	—	5,007
Total	$30,144	$72,975	$5,007	$108,126	$(96,288)	$11,838

As of December 31, 2010
Assets:
Cash equivalents	$32	$—	$—	$32	$—	$32
Commodity contracts	753	14,139	123	15,015	(7,000)	8,015
Foreign currency contracts	—	461	—	461	(277)	184
Hedged item inventories	—	2,518	—	2,518	—	2,518
Hedged item commitments	—	797	—	797	(265)	532
Total	$785	$17,915	$123	$18,823	$(7,542)	$11,281
Liabilities:
Commodity contracts	$2,226	$14,926	$33	$17,185	$(8,391)	$8,794
Foreign currency contracts	—	574	—	574	(277)	297
Hedged item inventories	—	361	—	361	(265)	96
Earn-out	—	—	5,012	5,012	—	5,012
Total	$2,226	$15,861	$5,045	$23,132	$(8,933)	$14,199

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

For our derivative contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting or offset agreement.

There were no amounts recognized for the obligation to return or reclaim cash collateral that have been offset against fair value assets included within netting and collateral in the above table as of December 31, 2010.   The amounts recognized for the obligation to return and reclaim cash collateral that have been offset against fair value assets and liabilities included within netting and collateral in the above table were $1.0 million and $6.1 million, respectively, as of September 30, 2011.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Balance, Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains Included in Earnings	Settlements	Balance, End of Period	Change in Unrealized Gains Relating to Instruments Still Held at end of Period

Three months ended September 30, 2011

Earn-out	$(5,156)	$149	$—	$(5,007)	$149
Total	$(5,156)	$149	$—	$(5,007)	$149

Three months ended September 30, 2010

Earn-out	$(6,225)	$252	$—	$(5,973)	$252
Total	$(6,225)	$252	$—	$(5,973)	$252

Nine months ended September 30, 2011

Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	5	—	(5,007)	5
Total	$(4,922)	$5	$(90)	$(5,007)	$5

Nine months ended September 30, 2010

Commodity contracts, net	$(2)	$—	$2	$—	$—
Foreign currency contracts, net	(152)	—	152	—	—
Earn-out	(6,728)	755	—	(5,973)	755
Total	$(6,882)	$755	$154	$(5,973)	$755

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.  There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no Level 3 purchases, sales or issuances for the periods presented.  The unrealized gains on the Earn-out shown in the above table represent foreign currency gains recorded during the three and nine months ended September 30, 2011.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Aviation segment	$3,540,503	$1,857,154	$9,551,924	$5,007,920
Marine segment	4,045,176	2,356,093	10,577,578	6,731,356
Land segment	1,925,113	773,827	5,169,405	1,563,094
	$9,510,792	$4,987,074	$25,298,907	$13,302,370

Gross profit:
Aviation segment	$83,966	$55,829	$236,121	$157,091
Marine segment	50,069	41,194	140,958	123,787
Land segment	36,812	15,084	95,638	37,616
	$170,847	$112,107	$472,717	$318,494

Income from operations:
Aviation segment	$41,228	$31,564	$117,022	$86,959
Marine segment	24,899	20,667	68,017	64,647
Land segment	18,653	3,234	43,342	7,362
	84,780	55,465	228,381	158,968
Corporate overhead	13,855	10,378	35,828	26,692
	$70,925	$45,087	$192,553	$132,276

Information concerning our accounts receivable and total assets by segment is as follows (in thousands):

	As of
	September 30,	December 31,
	2011	2010
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9,765 and $7,363 at September 30, 2011 and December 31, 2010, respectively	$610,569	$420,788
Marine segment, net of allowance for bad debt of $8,850 and $7,761 at September 30, 2011 and December 31, 2010, respectively	1,196,741	761,629
Land segment, net of allowance for bad debt of $6,310 and $5,077 at September 30, 2011 and December 31, 2010, respectively	359,402	204,283
	$2,166,712	$1,386,700

Total assets:
Aviation segment	$1,191,791	$740,563
Marine segment	1,528,468	1,000,042
Land segment	756,037	524,592
Corporate	140,600	301,253
	$3,616,896	$2,566,450

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2010 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2010 10-K Report.

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

•                  our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loan facility (“Term Loan Facility”);

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

•                  increased levels of competition;

•                  the outcome of litigation; and

•                  other risks, including those described in “Item 1A - Risk Factors” in our 2010 10-K Report and those described from time to time in our other filings with the SEC.

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

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S and Gibraltar.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and consequently the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk.  See “Item 1A — Risk Factors” of our 2010 10-K Report.

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

Results of Operations

The results of operations of Ascent Aviation Group, Inc. (“Ascent”) are included in our aviation segment commencing on April 1, 2011, its acquisition date, and the results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date.  The results of operations for the three and nine months ended September 30, 2010 do not include the results of Ascent, NCS and The Hiller Group Incorporated and certain affiliates (“Hiller”) in our aviation segment, Shell Company of Gibraltar Limited, (“Gib Oil”) in our aviation, marine and land segments and Western Petroleum Company and certain affiliates, (“Western”) in our aviation and land segments since these acquisitions were completed after September 30, 2010.  The results of operations do not include the results of the acquisition of certain assets of Lakeside Oil Company, Inc. (“Lakeside”) in our land segment prior to July 1, 2010, its acquisition date.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue.  Our revenue for the third quarter of 2011 was $9.5 billion, an increase of $4.5 billion, or 90.7%, as compared to the third quarter of 2010.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$3,540,503	$1,857,154	$1,683,349
Marine segment	4,045,176	2,356,093	1,689,083
Land segment	1,925,113	773,827	1,151,286
	$9,510,792	$4,987,074	$4,523,718

Our aviation segment contributed $3.5 billion in revenue for the third quarter of 2011, an increase of $1.7 billion, or 90.6% as compared to the third quarter of 2010.  Of the total increase in aviation segment revenue, $1.0 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the third quarter of 2011 as compared to the third quarter of 2010.  The remaining increase of $0.7 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment contributed $4.0 billion in revenue for the third quarter of 2011, an increase of $1.7 billion, or 71.7%, as compared to the third quarter of 2010.  Of the total increase in marine segment revenue, $1.2 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the third quarter of 2011 as compared to the third quarter of 2010.  The remaining increase of $0.5 billion was due to increased sales volume to both new and existing customers.

Our land segment contributed $1.9 billion in revenue for the third quarter of 2011, an increase of $1.2 billion as compared to the third quarter of 2010.  Of the total increase in land segment revenue, $0.8 billion was primarily due to incremental sales derived from the Western acquisition as well as increased sales volume from additional sales to both new and existing customers.  The remaining increase of $0.4 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the third quarter of 2011 as compared to the third quarter of 2010.

Gross Profit. Our gross profit for the third quarter of 2011 was $170.8 million, an increase of $58.7 million, or 52.4%, as compared to the third quarter of 2010. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$83,966	$55,829	$28,137
Marine segment	50,069	41,194	8,875
Land segment	36,812	15,084	21,728
	$170,847	$112,107	$58,740

Our aviation segment gross profit for the third quarter of 2011 was $84.0 million, an increase of $28.1 million, or 50.4%, as compared to the third quarter of 2010.  The increase in aviation segment gross profit was primarily due to incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions as well as increased sales volume to both new and existing customers.

Our marine segment gross profit for the third quarter of 2011 was $50.1 million, an increase of $8.9 million, or 21.5%, as compared to the third quarter of 2010. The increase in marine segment gross profit was due to $8.1 million of increased sales volume to both new and existing customers and $0.8 million in increased gross profit per metric ton sold primarily due to an increase in certain higher margin business activity.

Our land segment gross profit for the third quarter of 2011 was $36.8 million, an increase of $21.7 million, as compared to the third quarter of 2010.  The increase in land segment gross profit was primarily due to incremental sales derived from the Western acquisition as well as increased sales volume to both new and existing customers.

Operating Expenses. Total operating expenses for the third quarter of 2011 were $99.9 million, an increase of $32.9 million, or 49.1%, as compared to the third quarter of 2010. The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	September 30,
	2011	2010	$ Change

Compensation and employee benefits	$57,215	$43,048	$14,167
Provision for bad debt	2,422	1,097	1,325
General and administrative	40,285	22,875	17,410
	$99,922	$67,020	$32,902

Of the total increase in operating expenses, $14.2 million was related to compensation and employee benefits, $1.3 million was related to provision for bad debt and $17.4 million was related to general and administrative expenses.  The increase in compensation and employee benefits was primarily due to the inclusion of the acquired businesses, increases in incentive-based compensation and compensation for new hires to support our growing global business.  The increase in general and administrative expenses was due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to professional fees and depreciation.

Income from Operations. Our income from operations for the third quarter of 2011 was $70.9 million, an increase of $25.8 million, or 57.3%, as compared to the third quarter of 2010. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$41,228	$31,564	$9,664
Marine segment	24,899	20,667	4,232
Land segment	18,653	3,234	15,419
	84,780	55,465	29,315
Corporate overhead - unallocated	13,855	10,378	3,477
	$70,925	$45,087	$25,838

Our aviation segment income from operations was $41.2 million for the third quarter of 2011, an increase of $9.7 million, or 30.6%, as compared to the third quarter of 2010.  This increase resulted from $28.1 million in higher gross profit, which was partially offset by increased operating expenses of $18.4 million.  The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Ascent, Hiller and Western acquisitions, as well as increased compensation for new hires to support growth.

Our marine segment earned $24.9 million in income from operations for the third quarter of 2011, an increase of $4.2 million, or 20.5%, as compared to the third quarter of 2010.  This increase resulted from $8.9 million in higher gross profit, which was partially offset by increased operating expenses of $4.7 million.  The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $18.7 million for the third quarter of 2011, an increase of $15.4 million as compared to the third quarter of 2010.  The increase was primarily due to the incremental income from operations resulting from the Western acquisition as well as our existing business.

Corporate overhead costs not charged to the business segments were $13.9 million for the third quarter of 2011, an increase of $3.5 million, or 33.5%, as compared to the third quarter of 2010.  The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses.

Non-Operating Expenses, net.  For the third quarter of 2011, we had non-operating expenses, net of $6.4 million, an increase of $5.2 million as compared to the third quarter of 2010.  This increase was primarily due to an increase in interest expense and other financing costs, net as a result of higher average borrowings as compared to the prior year and additional fees attributable to the Credit Facility amendments.

Taxes.  For the third quarter of 2011, our effective tax rate was 16.5% and our income tax provision was $10.6 million, as compared to an effective tax rate of 17.1% and an income tax provision of $7.5 million for the third quarter of 2010.  The lower effective tax rate for the third quarter of 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010, however, the income tax provision increased due to increased taxable income.

Net Income and Diluted Earnings per Common Share.  Our net income for the third quarter of 2011 was $52.7 million, an increase of $15.9 million, or 43.3%, as compared to the third quarter of 2010.  Diluted earnings per common share for the third quarter of 2011 was $0.74 per share, an increase of $0.14 per common share, or 23.3%, as compared to the third quarter of 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between our net income and our non-GAAP net income for the third quarter of 2011 and 2010 (in thousands):

	For the Three Months ended
	September 30,
	2011	2010

Net income	$52,655	$36,755
Share-based compensation expense, net of taxes	1,738	1,860
Intangible asset amortization expense, net of taxes	4,870	1,641
Non-GAAP net income	$59,263	$40,256

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per common share for the third quarter of 2011 and 2010:

	For the Three Months ended
	September 30,
	2011	2010

Diluted earnings per common share	$0.74	$0.60
Share-based compensation expense, net of taxes	0.02	0.03
Intangible asset amortization expense, net of taxes	0.07	0.03
Non-GAAP diluted earnings per common share	$0.83	$0.66

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue.  Our revenue for the first nine months of 2011 was $25.3 billion, an increase of $12.0 billion, or 90.2%, as compared to the first nine months of 2010.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$9,551,924	$5,007,920	$4,544,004
Marine segment	10,577,578	6,731,356	3,846,222
Land segment	5,169,405	1,563,094	3,606,311
	$25,298,907	$13,302,370	$11,996,537

Our aviation segment contributed $9.5 billion in revenue for the first nine months of 2011, an increase of $4.5 billion, or 90.7% as compared to the first nine months of 2010.  Of the total increase in aviation segment revenue, $2.7 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2011 as compared to the first nine months of 2010.  The remaining increase of $1.8 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment contributed $10.6 billion in revenue for the first nine months of 2011, an increase of $3.8 billion, or 57.1%, as compared to the first nine months of 2010.  Of the total increase in marine segment revenue, $2.8 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first nine months of 2011 as compared to the first nine months of 2010.  The remaining increase of $1.0 billion was due to increased sales volume primarily from additional sales to both new and existing customers.

Our land segment contributed $5.2 billion in revenue for the first nine months of 2011, an increase of $3.6 billion as compared to the first nine months of 2010.  Of the total increase in land segment revenue, $2.8 billion was primarily due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume to both new and existing customers.  The remaining increase of $0.8 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2011 as compared to the first nine months of 2010.

Gross Profit.  Our gross profit for the first nine months of 2011 was $472.7 million, an increase of $154.2 million, or 48.4%, as compared to the first nine months of 2010.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$236,121	$157,091	$79,030
Marine segment	140,958	123,787	17,171
Land segment	95,638	37,616	58,022
	$472,717	$318,494	$154,223

Our aviation segment gross profit for the first nine months of 2011 was $236.1 million, an increase of $79.0 million, or 50.3%, as compared to the first nine months of 2010.  The increase in aviation segment gross profit was due to incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions as well as increased sales volume to both new and existing customers.

Our marine segment gross profit for the first nine months of 2011 was $141.0 million, an increase of $17.2 million, or 13.9%, as compared to the first nine months of 2010. The increase in marine segment gross profit was due to $18.0 million of increased sales volume to both new and existing customers which was partially offset by $0.8 million in decreased gross profit per metric ton sold.  The decrease in gross profit per ton was primarily due to the weakness in the shipping industry seen in the first quarter of 2011 as compared to the prior year.

Our land segment gross profit for the first nine months of 2011 was $95.6 million, an increase of $58.0 million as compared to the first nine months of 2010.  The increase in land segment gross profit was due to incremental sales derived from the Western and Lakeside acquisitions as well as increased sales volume to both new and existing customers.

Operating Expenses.  Total operating expenses for the first nine months of 2011 were $280.2 million, an increase of $94.0 million, or 50.4%, as compared to the first nine months of 2010.  The following table sets forth our expense categories (in thousands):

	For the Nine Months ended
	September 30,
	2011	2010	$ Change

Compensation and employee benefits	$159,161	$116,749	$42,412
Provision for bad debt	6,749	3,162	3,587
General and administrative	114,254	66,307	47,947
	$280,164	$186,218	$93,946

Of the total increase in operating expenses, $42.4 million was related to compensation and employee benefits, $3.6 million was related to provision for bad debt and $48.0 million was related to general and administrative expenses.  The increase in compensation and employee benefits was primarily due to compensation related to the inclusion of the acquired businesses, increases in incentive-based compensation and compensation for new hires to support our growing global business.  The increase in general and administrative expenses was due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to professional fees and depreciation.

Income from Operations.  Our income from operations for the first nine months of 2011 was $192.6 million, an increase of $60.3 million, or 45.6%, as compared to the first nine months of 2010.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2011	2010	$ Change

Aviation segment	$117,022	$86,959	$30,063
Marine segment	68,017	64,647	3,370
Land segment	43,342	7,362	35,980
	228,381	158,968	69,413
Corporate overhead - unallocated	35,828	26,692	9,136
	$192,553	$132,276	$60,277

Our aviation segment income from operations was $117.0 million for the first nine months of 2011, an increase of $30.1 million, or 34.6%, as compared to the first nine months of 2010.  This increase resulted from $79.0 million in higher gross profit, which was partially offset by increased operating expenses of $48.9 million.  The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Ascent, Hiller and Western acquisitions as well as increased incentive-based compensation and compensation for new hires to support growth.

Our marine segment earned $68.0 million in income from operations for the first nine months of 2011, an increase of $3.4 million, or 5.2%, as compared to the first nine months of 2010.  This increase resulted from $17.2 million in higher gross profit, which was partially offset by increased operating expenses of $13.8 million.  The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $43.3 million for the first nine months of 2011, an increase of $36.0 million as compared to the first nine months of 2010.  The increase was primarily due to the incremental income from operations resulting from the Western and Lakeside acquisitions as well as our existing business.

Corporate overhead costs not charged to the business segments were $35.8 million for the first nine months of 2011, an increase of $9.1 million, or 34.2%, as compared to the first nine months of 2010.  The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net.  For the first nine months of 2011, we had non-operating expenses, net of $14.3 million, an increase of $12.2 million as compared to the first nine months of 2010.  This increase was primarily due to an increase in interest expense and other financing costs, net as a result of higher average borrowings as compared to the prior year and additional fees attributable to the Credit Facility amendments.

Taxes.  For the first nine months of 2011, our effective tax rate was 18.0% and our income tax provision was $32.1 million, as compared to an effective tax rate of 17.6% and an income tax provision of $23.0 million for the first nine months of 2010.  The higher effective tax rate for the first nine months of 2011 resulted primarily from differences in the actual and forecasted results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010, which along with higher taxable income resulted in an increase in our income tax provision.

Net Income and Diluted Earnings per Share.  Our net income for the first nine months of 2011 was $144.0 million, an increase of $36.5 million, or 34.0%, as compared to the first nine months of 2010.  Diluted earnings per share for the first nine months of 2011 was $2.02 per share, an increase of $0.26 per share, or 14.8%, as compared to the first nine months of 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for the first nine months of 2011 and 2010 (in thousands):

	For the Nine Months ended
	September 30,
	2011	2010

Net income	$143,967	$107,435
Share-based compensation expense, net of taxes	5,626	4,604
Intangible asset amortization expense, net of taxes	14,103	4,582
Non-GAAP net income	$163,696	$116,621

The following table sets forth the reconciliation between our diluted earnings per share and our non-GAAP diluted earnings per share for the first nine months of 2011 and 2010:

	For the Nine Months ended
	September 30,
	2011	2010

Diluted earnings per common share	$2.02	$1.76
Share-based compensation expense, net of taxes	0.08	0.08
Intangible asset amortization expense, net of taxes	0.20	0.08
Non-GAAP diluted earnings per common share	$2.30	$1.92

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

Liquidity and Capital Resources

The following table reflects the major categories of cash flows for the nine months ended September 30, 2011 and 2010.  For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	For the Nine Months ended
	September 30,
	2011	2010

Net cash used in operating activities	$(216,863)	$(32,972)
Net cash used in investing activities	(130,828)	(43,915)
Net cash provided by financing activities	230,376	202,773

Operating activities.  For the nine months ended September 30, 2011, net cash used in operating activities totaled $216.9 million as compared to $33.0 million in 2010.  The $183.9 million increase in cash used in operating activities compared to 2010 was primarily due to changes in net operating assets and liabilities, primarily net working capital, driven by increased sales volume and higher world oil prices as compared to 2010, which were partially offset by increased net income.

Investing activities.  For the nine months ended September 30, 2011, net cash used in investing activities was $130.8 million as compared to $43.9 million in 2010.  The $86.9 million increase in cash used in investing activities compared to 2010 was primarily due to increased cash used in the acquisition of businesses in 2011 as compared to 2010.

Financing activities.  For the nine months ended September 30, 2011, net cash provided by financing activities was $230.4 million as compared to $202.8 million in 2010.  The $27.6 million increase in cash provided by financing activities compared to 2010 was primarily due to borrowings of $250.0 million under the Term Loan Facility in 2011 as compared to proceeds from the sale of equity shares of $218.8 million in 2010.

Other Liquidity Measures

Cash and cash equivalents.   As of September 30, 2011, we had $151.9 million of cash and cash equivalents compared to $272.9 million of cash and cash equivalents as of December 31, 2010. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases, though certain suppliers may require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel that we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loan Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letter of credit and bankers’ acceptances.  Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions.  On July 28, 2011, we amended our Credit Facility to, among other things, (i) add a $250.0 million Term Loan Facility with a maturity date of July 2016, the full amount of which we received on the date of the Credit Facility amendment, (ii) extend the maturity date of the Credit Facility to July 2016 and (iii) reduce certain fees, including applicable margins for Base Rate Loans and Eurodollar Rate Loans. The Term Loan Facility requires principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million in 2016. We had no outstanding borrowings under our Credit Facility as of September 30, 2011 and December 31, 2010 and $250.0 million outstanding under our Term Loan Facility as of September 30, 2011. Our issued letters of credit under the Credit Facility totaled $37.0 million and $72.0 million as of September 30, 2011 and December 31, 2010, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility contains certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2011, we were in compliance with all financial covenants contained in our Credit Facility.

Other credit lines.  We have other unsecured credit lines aggregating $127.1 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates.  As of September 30, 2011 and December 31, 2010, our outstanding letters of credit and bank guarantees under these credit lines totaled $93.1 million and $44.0 million, respectively.  We also have a Receivables Purchase Agreement to allow for the sale of up to $100.0 million of our accounts receivable.  As of September 30, 2011, we had sold accounts receivable of $41.8 million and recorded a retained beneficial interest of $4.1 million under the Receivables Purchase Agreement.

Short-Term Debt. As of September 30, 2011, our short-term debt of $18.3 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, borrowings under the Term Loan Facility and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our lease commitments, debt and interest obligations, derivatives, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2010 to September 30, 2011.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2010 10-K Report.

Contractual Obligations

As of September 30, 2011, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3- 5 years	> 5 years

Debt and interest obligations	$294,069	$18,816	$44,898	$229,983	$372
Operating lease obligations	109,934	19,134	32,591	26,308	31,901
Derivatives obligations	6,147	5,130	1,017	—	—
Purchase commitment obligations	21,678	21,678	—	—	—
Total	$431,828	$64,758	$78,506	$256,291	$32,273

Debt and Interest Obligations.  These obligations include only interest payments on fixed-rate debt, based on the expected payment dates. We have other interest obligations on variable-rate debt; however, these obligations have been excluded, as the expected interest rates cannot be estimated reasonably.

Derivatives.   See “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” included in this 10-Q Report, for a discussion of our derivatives.

Unrecognized Tax Liabilities.  As of September 30, 2011, our Unrecognized Tax Liabilities were $41.8 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees.  In the normal course of business, we are required to provide letters of credit or bank guarantees to certain suppliers.  A majority of these letters of credit and bank guarantees expire within one year from their issuance, and expired letters of credit or bank guarantees are renewed as needed.  As of September 30, 2011, we had issued letters of credit and bank guarantees totaling $130.1 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

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

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps and other financial instruments, as well as certain fixed price purchase and sale contracts (which do not qualify for hedge accounting or are not elected for as normal purchase normal sale) to offer our customers fuel pricing alternatives to meet their needs and for proprietary trading.  In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations.

As of September 30, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to-Market Prices	Mark-to- Market

Fair Value Hedge	2011	Commodity contracts for firm commitment hedging (long)	1,423	GAL	$(0.16)	$(232)
	2011	Commodity contracts for firm commitment hedging (short)	3,696	GAL	0.11	422
	2011	Commodity contracts for inventory hedging (short)	38,183	GAL	0.14	5,396
	2011	Commodity contracts for firm commitment hedging (long)	81	MT	(2.40)	(196)
	2011	Commodity contracts for inventory hedging (short)	86	MT	17.77	1,519
	2012	Commodity contracts for firm commitment hedging (long)	610	GAL	(0.18)	(109)
	2012	Commodity contracts for firm commitment hedging (long)	155	MT	(11.65)	(1,805)
						$4,995

Non-Designated	2011	Commodity contracts (long)	62,201	GAL	$(0.00)	$(309)
	2011	Commodity contracts (short)	63,021	GAL	0.02	1,271
	2011	Commodity contracts (long)	2,721	MT	(12.74)	(34,676)
	2011	Commodity contracts (short)	2,086	MT	17.96	37,454
	2011	Foreign currency contracts (long)	407	BRL	(0.04)	(18)
	2011	Foreign currency contracts (short)	5,200	CAD	0.02	103
	2011	Foreign currency contracts (long)	2,640,202	CLP	(0.00)	(396)
	2011	Foreign currency contracts (short)	7,500	EUR	0.02	140
	2011	Foreign currency contracts (long)	18,451	GBP	(0.03)	(574)
	2011	Foreign currency contracts (short)	71,968	GBP	0.04	2,980
	2011	Foreign currency contracts (long)	126,381	MXN	0.00	112
	2011	Foreign currency contracts (short)	47,863	MXN	0.00	—
	2011	Foreign currency contracts (long)	1,231	SGD	(0.01)	(12)
	2011	Foreign currency contracts (short)	382	AUD	0.07	29
	2011	Foreign currency contracts (short)	13,000,000	COP	0.00	571
	2011	Foreign currency contracts (long)	9,160	UYU	(0.00)	(30)
	2012	Commodity contracts (long)	19,038	GAL	(0.01)	(243)
	2012	Commodity contracts (short)	71,642	GAL	0.11	7,648
	2012	Commodity contracts (long)	1,878	MT	(16.07)	(30,182)
	2012	Commodity contracts (short)	1,185	MT	19.45	23,063
	2013	Commodity contracts (long)	2,153	GAL	(0.08)	(173)
	2013	Commodity contracts (short)	5,408	GAL	0.26	1,403
	2013	Commodity contracts (long)	58	MT	(22.86)	(1,328)
	2013	Commodity contracts (short)	14	MT	50.24	703
	2014	Commodity contracts (long)	3	MT	(61.85)	(186)
	2014	Commodity contracts (short)	3	MT	63.59	191
						$7,541

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2011.

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

Part II — Other Information

Item 6.        Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No	Description

10.1	Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated October 25, 2011.

10.2	Form of 2011 Non-Employee Director Restricted Stock Unit Award Agreement under the 2006 Omnibus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2011	World Fuel Services Corporation

/s/ Paul H. Stebbins
Paul H. Stebbins Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer
(Principal Financial Officer)