Form 10-K
period 2011-12-31
WORLD FUEL SERVICES CORP
filed 2012-02-23
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-Accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $2,471,070,000.

As of February 15, 2012, the registrant had approximately 71,153,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III – Specified Portions of the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2011 10-K Report") as "World Fuel," "we," "our" and "us."

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S. and Gibraltar.

We have offices located in the United States, the United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Canada, South Africa, Gibraltar, India and Australia. See "Item 2 – Properties" for a list of principal offices by business segment and "Exhibit 21.1 – Subsidiaries of the Registrant" included in this 2011 10-K Report for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 11 to the accompanying consolidated financial statements included in this 2011 10-K Report.

Our principal executive offices are located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is (305) 428-8000. Our internet address is www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q ("10-Q Report"), Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics, Board of Directors' committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2011 10-K Report and are not incorporated by reference in this 2011 10-K Report.

Aviation Segment
We market fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. Our aviation-related services include fuel management, price risk management, arranging ground handling, providing 24/7 global dispatch services and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. In addition, we offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. Our customers require cost effective and professional fuel services since fuel is a major component of an aircraft's operating costs. We have developed an extensive network of third-party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in any location worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide and then it is typically delivered into our customers' aircraft or designated storage directly from our suppliers pursuant to arrangements with them or from our fuel inventory pursuant to contracts with various third parties. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We typically hedge inventory in pipelines in an effort to protect us against price risk. We also engage in both contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term, and spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or is government controlled and our suppliers typically extend unsecured trade credit to us. We may prepay our fuel purchases when limited by the amount of credit extended to us by suppliers or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations of certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Marine Segment
We market fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. Through our extensive network of offices, we provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management. Our customers require cost effective and professional fuel services since fuel is a major component of a vessel's operating costs.

We primarily act as a reseller as we generally take delivery for fuel purchased at the same place and time as the fuel is sold, mark it up and contemporaneously resell the fuel to our customer. We also sell fuel from our inventory, which we maintain in certain locations for strategic reasons in storage facilities that we own or lease and generally hedge in an effort to protect us against price risk. We also act as a broker where we are paid a commission for negotiating the transaction by arranging the fuel purchase contract between the supplier and the end user and expediting the arrangements for the delivery of fuel. In addition, we enter into derivative contracts in order to mitigate the risk of market price fluctuations on certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing or market-based formulas or is government controlled, and our suppliers typically extend trade credit to us.

We also contract with third parties to provide various services for our customers, including fueling of vessels in port and at sea, and transportation and delivery of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Land Segment
We market fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators and industrial, commercial and government customers and operate a small number of retail gasoline stations in the U.S. and Gibraltar. Our land-related services include management services for the procurement of fuel and price risk management. We provide land fuel and related services throughout most of the United States as well as parts of Brazil and the United Kingdom.

We act as a reseller as we purchase fuel from a supplier, mark it up and contemporaneously resell it to our customers through spot sales and contract sales. Fuel is delivered to our customers directly or at designated tanker truck loading terminals commonly referred to as "racks", which are owned and operated by our suppliers or other third-parties, or directly to customer locations through third party carriers. We also maintain inventory in certain locations including pipelines and ship inventory via railcar. Inventory held in storage or being shipped is typically hedged in an effort to protect us against price risk. Our cost of fuel is generally tied to market-based formulas, and our suppliers typically extend unsecured trade credit to us. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations for certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

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

Employees
As of February 15, 2012, we employed 1,798 people worldwide.

Regulation
Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance. See "Item 1A – Risk Factors," and "Item 3 – Legal Proceedings."

We may also be affected by new environmental laws and regulations that apply to us or our customers in the future, some of which could reduce the demand for our products and services. For example, the U.S. Environmental Protection Agency has finalized rules requiring the reporting of greenhouse gas ("GHG") emissions by facilities meeting certain annual emissions thresholds and to regulate emissions from major sources of GHGs under the Clean Air Act. In addition, a number of countries outside the U.S. have enacted or are considering GHG emission schemes. Although the ultimate impact of these or other future measures is difficult to accurately predict, they could affect our operations, earnings and competitive position.

Forward-Looking Statements
Certain statements made in this report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "will likely result," "plan," or words or phrases of similar meaning.

Forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. The Company's actual results may differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information.

Examples of forward-looking statements in this 2011 10-K Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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
  •
  risks associated with the storage, transportation and delivery of petroleum products;
  •
  risks associated with operating in high risk locations, such as Iraq and Afghanistan;
  •
  uninsured losses;
  •
  the impact of natural disasters, such as hurricanes;
  •
  our failure to comply with restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loan facility ("Term Loan Facility");
  •
  the liquidity and solvency of banks within our Credit Facility and Term Loan Facility;
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
  •
  increased levels of competition;
  •
  the outcome of litigation; and
  •
  other risks, including those described in "Item 1A – Risk Factors" and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2011 10-K Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Item 1A. Risk Factors

We extend credit to most of our customers in connection with their purchases of fuel and related services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
We extend credit to most of our customers in connection with their purchases of fuel and related services from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with other suppliers of fuel and related services. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited because we sell primarily within the aviation, marine and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the aviation, marine or land transportation industries, political instability, terrorist activities, military action and natural disasters in our market areas. The unprecedented levels of disruption and volatility in the credit and financial markets over the past several years have increased our possible exposure to customer credit risk because it has made it harder for our customers to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to counterparty risk in connection with certain of our contracts. The soundness of our counterparties, which include customers, suppliers and financial institutions, could adversely affect us.
We operate in the aviation, marine and land fuel industries and as a result, we have exposure to our customers and suppliers in those industries. As part of our price risk management services, we offer our customers various pricing structures on future purchases of fuel, as well as derivative products designed to assist our customers in hedging their exposure to fluctuations in fuel prices. For example, in the ordinary course of business we enter into fixed forward pricing contracts with our customers and suppliers under which we agree to sell or purchase, as the case may be, fuel at fixed prices and they agree to purchase or sell, as the case may be, fixed volumes of fuel during the term of the contract. If there is a significant fluctuation in the price of fuel, there is a risk they could decide to, or be forced to, default under their obligations to us. Even if the counterparty to a fixed forward pricing contract does not default, if a customer has agreed to purchase fuel from us at a fixed price and the price of fuel subsequently drops, we will be, in effect, extending unsecured credit to that customer at the time the fuel is purchased. We have credit standards and perform credit evaluations of our customers and suppliers, which are based in part on our credit history with the applicable party. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our business, financial position, results of operations and cash flows.

We also use derivatives to hedge certain of our fuel inventories and certain purchase and sale commitments. In connection with these activities, we are exposed to financial risk associated with fluctuations in fuel prices. We typically hedge this risk by entering into commodity-based derivative instruments with financial institution counterparties, such as broker/dealers, commercial banks and investment banks. These transactions are typically done on an unsecured basis. Should any counterparty fail to honor its obligations under our agreements with them, we could sustain significant losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, including Title VII, titled "Wall Street Transparency and Accountability Act of 2010." Among other things, the Act provides for new federal regulation of the over-the-counter swaps market both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission ("CFTC") and the SEC broad authority to regulate the swaps market and its principal participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The CFTC and the SEC are continuing to consider and finalize rules governing, among other things, where swaps are transacted (on exchange versus off exchange); how they are transacted (cleared versus uncleared; margined versus unmargined); the differing responsibilities of those who participate in over-the-counter derivatives (end users, swap dealers, major swap participants), the size of derivative positions maintained (position limits); and the requisite transparency for these markets (recordkeeping and reporting). We are currently evaluating how this legislation will impact our business, but because of the sweeping nature of the changes being undertaken (and to be undertaken), as well as the need for clarifying and implementing regulations and/or technical corrections, at this time, we cannot predict whether or how our ability to conduct our business will be impacted. Some of these new regulations could lead to increased costs and liquidity requirements to participants in the swaps market. The timing and scope of this and other regulation remains uncertain, but any such regulation could change the efficiency of the derivative markets and the volatility in the commodity and underlying markets and impact our ability to offer derivative and other price management products. Any of the foregoing could have a material adverse effect on our and our counterparties' respective businesses, financial conditions, results of operations and cash flows.

We are exposed to various risks in connection with our use of derivatives.
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. The majority of our derivatives are not designated as cash flow hedges for accounting purposes and therefore changes in the fair market value of such derivatives are recognized as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated income statement. Our efforts to hedge our exposure to fuel price fluctuations could be ineffective. For example, there currently is no market for aviation jet fuel futures so we enter into hedging transactions with respect to our aviation business by trading in heating oil futures. To the extent the price of aviation jet fuel and heating oil are not correlated, then our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, heating oil is not a perfect substitute for aviation jet fuel and short-term significant pricing differences may occur. For example, in the period immediately following Hurricane Katrina in 2005, the price of aviation jet fuel increased substantially while the price of heating oil remained relatively constant. Certain of our derivative activities are within the Level II and Level III categories within the fair value hierarchy set out by accounting guidance for fair value measurements; and as such, require a high degree of subjective assessment and judgment by management in connection with determining fair value. In addition, proprietary derivative transactions, by their nature, entail exposure to adverse changes in commodity prices in relation to the proprietary position. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets.

In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures on hedging or proprietary trading, for example by failing to hedge a specific financial risk or to observe limits on exposure, which could subject us to significant financial losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
  energy conservation efforts;
  •
  price and availability of alternative fuels; and
  •
  weather.

A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits, which could also adversely impact their businesses sufficiently enough to cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs or to otherwise comply with new environmental regulations to obtain incentives associated therewith. There would be no assurance that the volume of orders from our customers would increase again or that we would be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers' demands or could require us to use so much cash for fuel purchases as to impair our liquidity.

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
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

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

In particular, we operate in emerging markets, such as Russia and certain countries in Asia and Latin America, which have been plagued by corruption and have uncertain regulatory environments, both of which could have a negative impact on our operations there. Many countries in which we operate historically have been, and may continue to be, susceptible to recessions or currency devaluation.

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

In addition, many of our customers are foreign customers and may be required to purchase U.S. dollars to pay for our products and services. A rapid depreciation or devaluation in currency affecting our customers could have an adverse effect on our customers' operations and their ability to convert local currency to U.S. dollars to make required payments to us. This could, in turn, increase our credit losses and adversely affect our business, financial condition, results of operations and cash flows.

Third parties who fail to provide services to us and our customers as agreed could harm our business.
We use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in port and at sea and delivering land-based fuel. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as an interruption of their business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities which might have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We purchase the fuel we resell from various suppliers. If the fuel we resell fails to meet the specifications we have agreed to with customers, our relationship with our customers could be adversely affected and we could be subject to claims and other liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although in most cases we have recourse against our suppliers for fuel which fails to meet contractual specifications, such recourse cannot be assured.

Non-performance of suppliers on their sale commitments and customers on their purchase commitments could disrupt our business.
We enter into sale and purchase agreements with customers and suppliers for fuel at fixed prices. To the extent either a customer or supplier fails to perform on their commitment, we may be required to sell or purchase the fuel at prevailing market prices, which could be significantly different than the fixed price within the sale and purchase agreements and therefore significant differences in these prices could cause losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Material disruptions in the availability or supply of fuel would adversely affect our business.
The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related services in certain markets. These parties may have significant negotiation leverage over us, and should they be unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

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

In addition, the aviation, marine and land transportation industries are subject to laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change, which may reduce the demand for our products and services. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG emissions. Although the ultimate impact of such requirements is very difficult to accurately predict, they could have a material impact on our business and on the businesses of our customers.

Insurance coverage for some of our operations may be insufficient to cover losses.
Although we maintain insurance to cover risks associated with the operation of our business, there can be no assurance that the types of insurance we obtain or the level of coverage will be adequate. Also, if we take, or fail to take, certain actions, our insurance carriers may refuse to pay particular claims. If the cost of insurance increases, we may decide to discontinue certain insurance coverage or reduce our level of coverage to offset the cost increase. In addition, insurance coverage that we currently have could become difficult or impossible to obtain in the future. Our marine and land businesses do not have liability insurance to cover the acts or omissions of our subcontractors. None of our liability insurance covers acts of war and terrorism. If we are held responsible for any acts of war or terrorism, accident or other event, and the liability is not adequately covered by insurance and is of sufficient magnitude, our business, financial condition, results of operations and cash flows will be adversely affected.

Our failure to comply with the restrictions of our Credit Facility and Term Loan Facility could adversely affect our operating flexibility.
We have the ability to borrow money pursuant to a Credit Facility and Term Loan Facility that impose certain operating and financial covenants on us, such as limiting or prohibiting our ability to (i) pay dividends, (ii) incur additional debt, (iii) create liens, (iv) make restricted payments, (v) sell assets or (vi) engage in mergers or acquisitions. Our failure to comply with obligations under these facilities, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party, such as certain derivative contracts and promissory notes issued in connection with acquisitions, and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our cash equivalents and investments are subject to risks which may cause illiquidity and losses from declines in value.
Our cash equivalents, principally consisting of overnight investments, bank money market accounts, bank time deposits, money market mutual funds and investment grade commercial paper, are subject to credit, liquidity, market and interest rate risk, which can be exacerbated by volatility in the capital markets. Adverse changes to these risks could result in the decline of the fair value of our cash equivalents and investments and could materially affect our business, financial condition, results of operations and cash flows.

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
Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment agreements with certain of our key executive officers, the employment agreements do not prevent those officers from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business will be adversely affected. While we maintain key man life insurance with respect to certain members of our senior management, our coverage levels may not be sufficient to offset any losses we may suffer as a result of departing officers, and there is no assurance that we will continue to maintain key man life insurance in the future.

Businesses we have acquired or may acquire in the future as well as strategic investments such as joint venture arrangements will expose us to increased operating risks.
As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers and other related service businesses. For example, we acquired all of the outstanding stock of Ascent Aviation Group, Inc. ("Ascent") and Nordic Camp Supply ApS and certain affiliates ("NCS") in 2011. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. Even if we are able to acquire new businesses in the future, they could result in the incurrence of substantial additional indebtedness and other expenses or potentially dilutive issuances of equity securities and may affect the market price of our common stock, inhibit our ability to pay dividends or restrict our operations. We have also entered into joint venture arrangements intended to complement or expand our business and may continue to do so in the future. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate.

These investments could expose us to additional business and operating risks and uncertainties, including:

  •
  the ability to effectively integrate and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;
  •
  the ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;
  •
  the diversion of management's time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;
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
We are affected by various U.S. and foreign taxes imposed on the purchase and sale of aviation, marine and land fuel products. These taxes include sales, excise, GST, VAT, and other taxes. Changes in U.S. and foreign tax laws or our failure to comply with those tax laws could adversely affect our business, financial condition, results of operations and cash flows.

Our international operations require us to comply with applicable U.S and international laws and regulations.
Doing business on a worldwide basis requires the Company and its subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA"), and economic sanction programs administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our subsidiaries have had limited business dealings in countries subject to comprehensive OFAC-administered sanctions, specifically Cuba, Iran, Syria and Sudan. These business dealings, which represent an insignificant amount of our consolidated revenues and income, generally consist of the purchase of overflight permits and the provision of flight support and fuel services pursuant to licenses issued by OFAC or as otherwise permitted by U.S. sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist the Company's and its personnel's compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.

On April 19, 2009, we received an administrative subpoena from OFAC requesting information regarding transactions that the Company has conducted involving Cuba since April 1, 2004. Upon receipt of this subpoena, we initiated an internal review to identify transactions involving Cuba, and we voluntarily expanded the scope of this review to include transactions involving Iran and Sudan. On December 8, 2009, we received a separate administrative subpoena from OFAC requesting information regarding the Company's transactions involving Sudanese overflight payments since June 30, 2008. We responded to both subpoenas and identified certain transactions that may have resulted in violations of U.S. sanctions regulations or our OFAC-issued licenses, including the failure to make certain periodic reports as required by our OFAC-issued licenses and a small number of sanctioned country-related transactions which took place after one of our licenses had expired. In our responses to OFAC, we noted that the transactions we identified as potential violations resulted in very small amounts of revenue to us, and that we intend to take certain remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against the Company. Additionally, in the course of its ongoing review, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Reduced sales to our government customers could adversely affect our profitability.
We have a large and varied customer base. During 2011, no individual customer accounted for revenue totaling more than 10% of our consolidated revenue. However, due to the higher level of profitability associated with our government services business, the loss of a significant government customer or a material reduction in sales to a significant government customer could adversely affect our business, financial condition, results of operations and cash flows.

If we fail to comply with environmental laws and other government regulations applicable to our operations, we could suffer penalties or costs that could have a material adverse effect on our business.
We are required to comply with extensive and complex environmental laws and other regulations at the international, federal, state and local government levels relating to, among other things:

  •
  the transportation and handling of fuel and fuel products;

  •
  the operation of fuel storage and distribution facilities;
  •
  workplace safety;
  •
  fuel spillage or seepage;
  •
  environmental damage; and
  •
  hazardous waste disposal.

If we should fail to comply with these laws and other regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

If we are involved in a spill, leak, fire, explosion or other accident involving hazardous substances or if there are releases of fuel or fuel products we own, our operations could be disrupted and we could be subject to material liabilities, such as the cost of investigating and remediating contaminated properties or claims by customers, employees or others who may have been injured, or whose property may have been damaged. These liabilities, to the extent not covered by insurance, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some environmental laws impose strict liability, which means we could have liability without regard to whether we were negligent or at fault.

In addition, compliance with existing and future environmental laws regulating the delivery of fuel by barge, truck or railcar, fuel storage terminals and underground storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs. The remediation and other costs required to clean up or treat contaminated sites could be substantial and may not be covered by insurance.

Our fuel storage and transportation operations have inherent risks that could negatively impact our results of operations and financial condition.
Operating fuel storage terminals and transporting fuel products carries with it the inherent risks of oil spills and other environmental mishaps, fires, collisions and other catastrophic disasters, loss of life, severe damage to and destruction of property and equipment, loss of product and business interruption. Damage arising from such occurrences may result in third party lawsuits asserting large claims. We maintain insurance to mitigate these costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities suffered by us from the occurrence of one or more of the risks described above. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim. Any of these occurrences, and any resulting media coverage, could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.

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

Current and future litigation could have an adverse effect on us.
We are currently involved in certain legal proceedings in our ordinary course of business. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

We are exposed to risks from legislation requiring companies to have adequate internal controls over financial reporting and to evaluate those internal controls.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Our expansive international operations and integration of acquired companies exacerbate the risks associated with the need to maintain effective internal controls. Accordingly, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline. Moreover, even if we and our auditors do not identify any deficiencies in our internal control system, it may not prevent all potential errors or fraud.

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

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

The following table sets forth our principal properties, all of which are leased, as of February 15, 2012. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2012 in any material respect.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street, Suite 400 Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021
3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018
Portland House 10th and 13th Floor Bressenden Place London, UK SW1E 5BH	Administrative, operations and sales office for marine segment	March 2015
Kingfisher House North Park Gatwick Road Crawley, West Sussex, UK RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015
238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	December 2012
Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017
Av. Rio Branco 181/3004 Rio de Janeiro, Brazil 20040 007	Sales office for marine segment	February 2013
Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	October 2012
Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 4 San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	Two Leases: May 2013 March 2013
555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224, USA	Administrative, operations and sales office for land segment	January 2013
Cabriole Center 5201 W. 73rd St Eden Prairie, MN 55435, USA	Administrative, operations and sales office for aviation and land segments	December 2013
3000 Bayport Drive Suite 470 Tampa, FL 33607, USA	Administrative, operations and sales office for aviation segment	October 2016
One Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	December 2015
Virkelyst 10 DK-9400 Nr. Sundby, Denmark	Administrative, operations and sales office for aviation segment	August 2015

 Item 3. Legal Proceedings

Brendan Airways Litigation
One of our subsidiaries, World Fuel Services, Inc. ("WFSI") was involved in a dispute with Brendan Airways, LLC ("Brendan"), an aviation fuel customer, with respect to certain amounts Brendan claimed to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI's declaratory action. Brendan's counterclaim remained pending as a separate lawsuit against WFSI, and Brendan sought $4.5 million in damages, plus interest and attorney's fees. In December 2011, the matter was settled through a confidential settlement agreement. The settlement did not have a material impact on our financial condition, results of operations or cash flows.

Other Matters
We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows. As of December 31, 2011, we had recorded certain reserves which were not significant.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol INT. As of February 15, 2012, there were 320 shareholders of record of our common stock and the closing price of our stock on the NYSE was $46.90. The following table sets forth, for each quarter in 2011 and 2010, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low

2011
First quarter	$41.44	$35.58
Second quarter	40.61	33.11
Third quarter	39.49	31.65
Fourth quarter	42.87	32.23
2010
First quarter	$29.07	$22.68
Second quarter	30.32	24.03
Third quarter	28.99	24.14
Fourth quarter	36.70	25.98

Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2011 and 2010.

	Per Share Amount	Declaration Date	Record Date	Payment Date

2011
First quarter	$0.0375	March 4, 2011	March 18, 2011	April 8, 2011
Second quarter	0.0375	June 10, 2011	June 24, 2011	July 8, 2011
Third quarter	0.0375	September 6, 2011	September 16, 2011	October 7, 2011
Fourth quarter	0.0375	November 22, 2011	December 16, 2011	January 6, 2012
2010
First quarter	$0.0375	March 4, 2010	March 19, 2010	April 8, 2010
Second quarter	0.0375	June 3, 2010	June 18, 2010	July 7, 2010
Third quarter	0.0375	September 2, 2010	September 17, 2010	October 6, 2010
Fourth quarter	0.0375	December 2, 2010	December 17, 2010	January 5, 2011

Our Credit Facility and Term Loan Facility restrict the payment of cash dividends to a maximum of the sum of (i) $50 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing date of the Credit Facility and Term Loan Facility. For additional information regarding our Credit Facility and Term Loan Facility, see Note 6 to the accompanying consolidated financial statements, included herein, and "Liquidity and Capital Resources" in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five-year period from December 31, 2006 through December 31, 2011. The cumulative return includes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return*
Among World Fuel Services Corporation, the Russell 2000 Index, and the S&P Energy Index

*$100.00 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31st.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Equity Compensation Plans
The following table summarizes securities authorized for issuance related to outstanding stock-settled stock appreciation rights ("SSAR Awards") and restricted stock units ("RSUs") under our equity compensation plan (which was approved by our shareholders) and available for future issuance under our equity compensation plan as of December 31, 2011 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding SSAR Awards and RSUs	(b) Weighted average exercise or conversion price of outstanding SSAR Awards and RSUs	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

2006 Omnibus Plan	1,418	$5.49	4,718

There are no outstanding warrants to purchase our common stock.

Recent Sales of Unregistered Securities
On March 1, 2011, we issued 691,422 shares of unregistered common stock with an estimated fair value of $27.5 million to the sellers of NCS. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

On December 31, 2010, we issued 301,416 shares of unregistered common stock with an estimated fair value of $11.0 million to the sellers of The Hiller Group Incorporated in connection with our acquisition of all of the outstanding stock of The Hiller Group Incorporated, Air Petro Corp. and all of the outstanding membership interests of HG Equipment, LLC and AHT Services, LLC (collectively, "Hiller"). We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

On October 1, 2010, we issued 388,199 shares of unregistered common stock with an estimated fair value of $10.0 million to the sellers of Western Petroleum Company ("Western") in connection with our acquisition of all of the outstanding stock of Western. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

Repurchase of Common Stock
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2011 (in thousands, except average price per share data):

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Stock Repurchases under Publicly Announced Plans or Programs (2)

10/1/11-10/31/11	—	$—	—	$—	$50,000
11/1/11-11/30/11	2	38.79	—	—	50,000
12/1/11-12/31/11	—	—	—	—	50,000

Total	2	$38.79	—	$—	$50,000

(1)
These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)
In October 2008, our Board of Directors authorized a $50.0 million stock repurchase program. The program does not require a minimum number of shares to be purchased and has no expiration date but may be suspended or discontinued at any time. As of December 31, 2011, no shares of our common stock had been repurchased under this program. The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

For information on repurchases of common stock for the first three quarters of 2011, see the corresponding 10-Q Report for each such quarter.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data and "Risk Factors" included elsewhere in this 2011 10-K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)

Revenue	$34,622,854	$19,131,147	$11,295,177	$18,509,403	$13,729,555
Cost of revenue	33,987,851	18,689,006	10,919,586	18,114,020	13,484,283

Gross profit	635,003	442,141	375,591	395,383	245,272
Operating expenses (6)	378,031	261,275	221,596	241,643	159,384

Income from operations	256,972	180,866	153,995	153,740	85,888
Non-operating (expense) income, net	(18,769)	(3,336)	(4,086)	(16,165)	698

Income before taxes	238,203	177,530	149,909	137,575	86,586
Provision for income taxes	39,001	31,027	32,346	32,370	21,235

Net income including noncontrolling interest	199,202	146,503	117,563	105,205	65,351
Net income (loss) attributable to noncontrolling interest	5,173	(362)	424	166	578

Net income attributable to to World Fuel	$194,029	$146,865	$117,139	$105,039	$64,773

Basic earnings per common share	$2.74	$2.36	$1.99	$1.82	$1.14

Basic weighted average common shares	70,687	62,168	59,003	57,707	56,853

Diluted earnings per common share	$2.71	$2.31	$1.96	$1.80	$1.11

Diluted weighted average common shares	71,510	63,441	59,901	58,244	58,346

Cash dividends declared per common share	$0.150	$0.150	$0.150	$0.075	$0.075

	As of December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)

Cash, cash equivalents and short-term investments	$205,415	$272,893	$306,943	$322,452	$44,251
Accounts receivable, net	2,160,561	1,386,700	951,398	676,100	1,370,656
Total current assets	3,122,227	2,067,867	1,467,947	1,172,150	1,665,308
Total assets	3,697,246	2,566,450	1,747,995	1,404,626	1,798,046
Total current liabilities	2,026,142	1,358,484	951,711	750,787	1,230,328
Total long-term liabilities	324,386	81,402	63,035	45,693	83,058
Total shareholders' equity	1,346,718	1,126,564	733,249	608,146	484,660
(1)
In 2011, we acquired NCS and Ascent on March 1st and April 1st, respectively, and completed six additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)
In 2010, we acquired i) certain assets of Falmouth Oil Services Limited (the "FOS business") on January 1st, ii) certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the "Lakeside business") on July 1st, iii) Western on October 1st, iv) all of the outstanding stock of Shell Company of Gibraltar Limited, ("Gib Oil") on December 1st, and v) Hiller on December 31st. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(3)
In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, "Henty") and certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the "TGS business"). The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since April 1, 2009.

(4)
In June 2008, we acquired certain assets of Texor Petroleum Company, Inc. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since June 1, 2008.

(5)
In December 2007, we acquired all of the outstanding stock of each of Kropp Holdings, Inc. and Avcard Services, Ltd. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since December 1, 2007.

(6)
Included in operating expenses are total non-cash compensation costs associated with share-based payment awards of $11.0 million for 2011, $10.1 million for 2010, $6.5 million for 2009, $14.7 million for 2008 (including special bonus awards of $4.5 million, which were settled in our common stock in 2009) and $7.2 million for 2007.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 – Selected Financial Data," and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2011 10-K Report. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in "Item 1A – Risk Factors."

Overview
We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S. and Gibraltar.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers' operating expenses, volatile and/or high fuel prices can adversely affect our customers' businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See "Item 1A – Risk Factors" of this 2011 10-K Report.

Reportable Segments
We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 2011 10-K Report.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2011 10-K Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2011 10-K Report.

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

We use the Black-Scholes option pricing model to estimate the fair value of SSAR Awards. The estimation of the fair value of SSAR Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award's expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award's expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award's expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and RSUs is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were granted.

Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards (excess tax benefits) are classified as financing cash flows. These excess income tax benefits were credited to capital in excess of par value.

Accounts Receivable and Allowance for Bad Debt
Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee that is responsible for approving credit limits, setting and maintaining credit standards and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon a customer's payment history and creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified. Historical payment trends may not be a useful indicator of current or future credit worthiness of our customers, particularly in these difficult economic and financial markets. Accounts receivable are reduced by an allowance for bad debt.

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see "Item 1A – Risk Factors" in this 2011 10-K Report.

Inventories
Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. Components of inventory include fuel purchase costs, the related transportation costs and for inventories included in a fair value hedge relationship, changes in the estimated fair market values.

Derivatives
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception ("NPNS"), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or future prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of revenue in earnings. Adjustments to the carrying amounts of hedged items are discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

Goodwill and Identifiable Intangible Assets
Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting units, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) earnings quality/sustainability, (iv) overall financial performance, (v) events affecting a reporting unit, (vi) share price and (vii) recent fair value calculation for our reporting units, if available.

After assessing the above described events and circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the first step of quantitative testing for goodwill impairment.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization are reviewed annually for impairment by comparing the estimated fair value of the intangible asset with its carrying value.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.3 million, $9.8 million and $8.6 million during 2011, 2010 and 2009, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

Results of Operations
The results of operations include the results of (i) Ascent (aviation segment) commencing on April 1, 2011, (ii) NCS (aviation segment) commencing on March 1, 2011, (iii) Hiller (aviation segment) commencing on December 31, 2010, (iv) Gib Oil (aviation, marine and land segments) commencing on December 1, 2010, (v) Western (aviation and land segments) commencing on October 1, 2010, (vi) the Lakeside business (land segment) commencing on July 1, 2010, (vii) the FOS business (marine segment) commencing on January 1, 2010 and (viii) Henty (marine and land segments) and the TGS business (land segment) commencing on April 1, 2009, the acquisition date of each of these acquired businesses.

2011 compared to 2010
Revenue. Our revenue for 2011 was $34.6 billion, an increase of $15.5 billion, or 81.0%, as compared to 2010. Our revenue during these periods was attributable to the following segments (in thousands):

	2011	2010	$ Change

Aviation segment	$12,866,019	$7,132,749	$5,733,270
Marine segment	14,565,086	9,220,998	5,344,088
Land segment	7,191,749	2,777,400	4,414,349

Total	$34,622,854	$19,131,147	$15,491,707

Our aviation segment contributed $12.9 billion in revenue for 2011, an increase of $5.7 billion, or 80.4% as compared to 2010. Of the total increase in aviation segment revenue, $3.3 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2011 as compared to 2010. The remaining increase of $2.4 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment contributed $14.6 billion in revenue for 2011, an increase of $5.3 billion, or 58.0%, as compared to 2010. Of the total increase in marine segment revenue, $3.8 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2011 as compared to 2010. The remaining increase of $1.5 billion was due to increased sales volume from additional sales to both new and existing customers.

Our land segment contributed $7.2 billion in revenue for 2011, an increase of $4.4 billion as compared to 2010. Of the total increase in land segment revenue, $2.7 billion was primarily due to incremental sales derived as a result of the Western and Lakeside business acquisitions as well as increased sales volume to both new and existing customers. The remaining increase of $1.7 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2011 as compared to 2010.

Gross Profit. Our gross profit for 2011 was $635.0 million, an increase of $192.9 million, or 43.6%, as compared to 2010. Our gross profit during these periods was attributable to the following segments (in thousands):

	2011	2010	$ Change

Aviation segment	$306,112	$215,130	$90,982
Marine segment	195,109	165,344	29,765
Land segment	133,782	61,667	72,115

Total	$635,003	$442,141	$192,862

Our aviation segment gross profit for 2011 was $306.1 million, an increase of $91.0 million, or 42.3%, as compared to 2010. The increase in aviation segment gross profit was due to $68.1 million in increased sales volume and $22.9 million in increased gross profit per gallon sold as a result of sales derived from the NCS, Ascent, Hiller and Western acquisitions as well as increased sales volume in our organic business to both new and existing customers.

Our marine segment gross profit for 2011 was $195.1 million, an increase of $29.8 million, or 18.0%, as compared to 2010. The increase in marine segment gross profit was due to $28.0 million of increased sales volume to both new and existing customers. The remaining increase of $1.8 million was due to increased gross profit per metric ton sold primarily due to fluctuations in customer mix.

Our land segment gross profit for 2011 was $133.8 million, an increase of $72.1 million as compared to 2010. The increase in land segment gross profit was due to $53.4 million in increased sales volume and $18.7 million in increased gross profit per gallon sold as a result of sales derived from the Western and Lakeside business acquisitions, which were included in 2011 for a full year, as well as increased sales volume in our organic business to both new and existing customers.

Operating Expenses. Total operating expenses for 2011 were $378.0 million, an increase of $116.8 million, or 44.7%, as compared to 2010. The following table sets forth our expense categories (in thousands):

	2011	2010	$ Change

Compensation and employee benefits	$215,275	$162,451	$52,824
Provision for bad debt	8,173	4,262	3,911
General and administrative	154,583	94,562	60,021

Total	$378,031	$261,275	$116,756

Of the total increase in operating expenses, $52.8 million was related to compensation and employee benefits, $3.9 million was related to provision for bad debt and $60.0 million was related to general and administrative expenses. The increase in compensation and employee benefits was primarily due to compensation related to the inclusion of the acquired businesses, increases in incentive-based compensation and compensation for new hires to support our growing global business. The increase in provision for bad debt was due to the increase in accounts receivable as a result of increased volume and higher world oil prices and changes in the customer mix in the 2011 receivable portfolio as compared to 2010. The increase in general and administrative expenses was primarily due to the inclusion of the acquired businesses, including related amortization of acquired identifiable intangible assets, as well as increases related to professional fees and depreciation.

Income from Operations. Our income from operations for 2011 was $257.0 million, an increase of $76.1 million, or 42.1%, as compared to 2010. Income from operations during these periods was attributable to the following segments (in thousands):

	2011	2010	$ Change

Aviation segment	$146,411	$118,351	$28,060
Marine segment	95,982	84,656	11,326
Land segment	62,049	15,948	46,101

	304,442	218,955	85,487
Corporate overhead – unallocated	47,470	38,089	9,381

Total	$256,972	$180,866	$76,106

Our aviation segment income from operations was $146.4 million for 2011, an increase of $28.1 million, or 23.7%, as compared to 2010. This increase resulted from $91.0 million in higher gross profit, which was partially offset by increased operating expenses of $62.9 million. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment earned $96.0 million in income from operations for 2011, an increase of $11.3 million, or 13.4%, as compared to 2010. This increase resulted from $29.8 million in higher gross profit, which was partially offset by increased operating expenses of $18.5 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations was $62.0 million for 2011, an increase of $46.1 million as compared to 2010. This increase resulted from $72.1 million in higher gross profit, which was partially offset by increased operating expenses of $26.0 million. The increase in land segment operating expenses was due to higher compensation and employee benefits, provision for bad debt and general and administrative expenses primarily attributable to the inclusion of a full year of the operations of the Western and Lakeside business acquisitions.

Corporate overhead costs not charged to the business segments were $47.5 million for 2011, an increase of $9.4 million, or 24.6%, as compared to 2010. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net. For 2011, we had non-operating expenses, net of $18.8 million, an increase of $15.4 million as compared to 2010. This increase was primarily due to an increase in interest expense and other financing costs, net, as a result of higher average borrowings as compared to 2010, additional fees attributable to the Credit Facility amendments in 2011 and the borrowings under the Term Loan Facility.

Taxes. For 2011, our effective tax rate was 16.4% and our income tax provision was $39.0 million, as compared to an effective tax rate of 17.5% and an income tax provision of $31.0 million for 2010. The lower effective tax rate for 2011 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010 and the reduction of certain tax reserves for uncertain tax positions due to the lapse of their respective statutes of limitation.

Net Income and Diluted Earnings per Common Share. Our net income for 2011 was $194.0 million, an increase of $47.2 million, or 32.1%, as compared to 2010. Diluted earnings per common share for 2011 was $2.71 per common share, an increase of $0.40 per common share, or 17.3%, as compared to 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. The following table sets forth the reconciliation between our net income and our non-GAAP net income for 2011 and 2010 (in thousands):

	2011	2010

Net income	$194,029	$146,865
Share-based compensation expense, net of taxes	7,558	7,111
Intangible asset amortization expense, net of taxes	19,546	6,739

Non-GAAP net income	$221,133	$160,715

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for 2011 and 2010:

	2011	2010

Diluted earnings per common share	$2.71	$2.31
Share-based compensation expense, net of taxes	0.11	0.11
Intangible asset amortization expense, net of taxes	0.27	0.11

Non-GAAP diluted earnings per common share	$3.09	$2.53

The non-GAAP financial measures exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per common share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

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

Our land segment contributed $2.8 billion in revenue for 2010, an increase of $1.6 billion as compared to 2009. Of the total increase in land segment revenue, $1.1 billion resulted primarily from additional sales volume attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full year's results in 2010 from the businesses acquired in 2009. Additionally, sales volume increased to both new and existing customers. The remaining increase of $453.8 million was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2010 as compared to 2009.

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

Our land segment gross profit for 2010 was $61.7 million, an increase of $18.7 million, or 43.5%, as compared to 2009. The increase in land segment gross profit resulted primarily from additional sales volume attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full year's results in 2010 from the businesses acquired in 2009.

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

Of the total increase in operating expenses, $25.0 million was related to compensation and employee benefits and $14.9 million was related to general and administrative expenses. Partially offsetting these increases was a reduction of $0.3 million in provision for bad debt. The increase in compensation and employee benefits was primarily due to the inclusion of acquired businesses, salaries related to new hires to support our growing global business and increased incentive-based compensation and share-based compensation. The increase in general and administrative expenses was primarily due to the inclusion of acquired businesses, including the amortization of acquired intangible assets, increased professional fees related to systems development and acquisitions, as well as increases related to additional business travel, insurance and rent resulting from growth. The relatively flat provision for bad debt was due to the improved credit quality of our receivable portfolio which offset the effects of the increase in accounts receivable which resulted from increased volume and higher world oil prices.

Income from Operations. Our income from operations for 2010 was $180.9 million, an increase of $26.9 million, or 17.4%, as compared to 2009. Income from operations during these periods was attributable to the following segments (in thousands):

	2010	2009	$ Change

Aviation segment	$118,351	$75,462	$42,889
Marine segment	84,656	97,636	(12,980)
Land segment	15,948	10,778	5,170

	218,955	183,876	35,079
Corporate overhead – unallocated	38,089	29,881	8,208

Total	$180,866	$153,995	$26,871

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

Our land segment income from operations was $15.9 million for 2010, an increase of $5.2 million, or 48.0%, as compared to 2009. This increase resulted primarily from income from operations attributable to the inclusion of the results of the businesses acquired in 2010 since their respective acquisition dates and a full year's results in 2010 from the businesses acquired in 2009.

Corporate overhead costs not charged to the business segments were $38.1 million for 2010, an increase of $8.2 million, or 27.5%, as compared to 2009. The increase in corporate overhead costs not charged to the business segments was attributable to increases in compensation and employee benefits, including incentive-based and share-based compensation, and general and administrative expenses.

Non-Operating Expenses, net. For 2010, we had non-operating expenses, net of $3.3 million, a decrease of $0.8 million, or 18.4%, as compared to 2009. This decrease was primarily due to the recording in 2010 of a $1.9 million gain related to our short-term investments and $0.9 million of equity income in the earnings of a joint venture which was partially offset by $2.2 million of increases in foreign exchange losses and interest expense and other financing costs, net, principally related to our new credit facility, during 2010 as compared to the corresponding period of 2009.

Taxes. For 2010, our effective tax rate was 17.5% and our income tax provision was $31.0 million, as compared to an effective tax rate of 21.6% and an income tax provision of $32.3 million for 2009. The lower effective tax rate for 2010 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

Net Income and Diluted Earnings per Common Share. Our net income for 2010 was $146.9 million, an increase of $29.8 million, or 25.4%, as compared to 2009. Diluted earnings per common share for 2010 was $2.31 per common share, an increase of $0.35 per common share, or 17.9%, as compared to 2009.

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

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for 2010 and 2009:

	2010	2009

Diluted earnings per common share	$2.31	$1.96
Share-based compensation expense, net of taxes	0.11	0.07
Intangible asset amortization expense, net of taxes	0.11	0.10

Non-GAAP diluted earnings per common share	$2.53	$2.13

The non-GAAP financial measures exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per common share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

Liquidity and Capital Resources
The following table reflects the major categories of cash flows for 2011, 2010 and 2009. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2011	2010	2009

Net cash (used in) provided by operating activities	$(142,536)	$(35,698)	$77,921
Net cash used in investing activities	(144,632)	(180,292)	(61,828)
Net cash provided by (used in) financing activities	222,566	189,951	(34,436)

2011 compared to 2010
Operating Activities. For 2011, net cash used in operating activities totaled $142.5 million as compared to $35.7 million in 2010. The $106.8 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily net working capital, driven by increased sales volume and higher world oil prices as compared to 2010, which were partially offset by increased net income.

Investing Activities. For 2011, net cash used in investing activities was $144.6 million as compared to $180.3 million in 2010. The $35.7 million decrease in cash used in investing activities in 2011 was primarily due to a decrease in the amount paid for the acquisition of businesses, which was partially offset by increased capital expenditures related to systems development in 2011 as compared to 2010.

Financing Activities. For 2011, net cash provided by financing activities was $222.6 million as compared to $190.0 million in 2010. The $32.6 million increase in cash flows from financing activities was primarily due to borrowings of $250.0 million under the Term Loan Facility in 2011 as compared to proceeds from the sale of equity shares of $218.8 million in 2010.

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

Financing Activities. For 2010, net cash provided by financing activities was $190.0 million as compared to net cash used in financing activities of $34.4 million in 2009. The $224.4 million change in cash flows from financing activities was primarily due to proceeds from the sale of equity shares. In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per common share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2011 and 2010, we had cash and cash equivalents of $205.4 million and $272.9 million, respectively, of which $50.1 million and $225.4 million, respectively, were held by our foreign subsidiaries and not available to fund our domestic operations without incurring additional costs. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loan Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016. We had no outstanding borrowings under our Credit Facility as of December 31, 2011 and 2010. Our issued letters of credit under the Credit Facility totaled $45.3 million and $72.0 million as of December 31, 2011 and 2010, respectively.

During 2011, we received a $250.0 million Term Loan Facility with principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million at maturity in July 2016.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loan Facility contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loan Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loan Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2011, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loan Facility.

Other Credit Lines. Additionally, we have other unsecured credit lines aggregating $149.5 million for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2011 and 2010, our outstanding letters of credit and bank guarantees under these credit lines totaled $122.3 million and $44.0 million, respectively. We also have a Receivables Purchase Agreement ("RPA") to allow for the sale of up to $125.0 million of our accounts receivable. As of December 31, 2011, we had sold accounts receivable of $42.0 million and recorded a retained beneficial interest of $3.2 million under the RPA.

Short-Term Debt. As of December 31, 2011, our short-term debt of $17.8 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, borrowings under the Term Loan Facility and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements
Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 6 and 9 in the notes to the consolidated financial statements in Item 15 of this 2011 10-K Report.

Contractual Obligations
As of December 31, 2011, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Debt and interest obligations	$314,199	$25,396	$52,176	$236,627	$—
Operating lease obligations	122,441	21,045	36,507	29,571	35,318
Employment agreement obligations	14,368	6,598	7,770	—	—
Derivatives obligations	13,736	13,327	409	—	—
Purchase commitment obligations	65,270	65,270	—	—	—
Other obligations	4,647	1,626	2,648	373	—

Total	$534,661	$133,262	$99,510	$266,571	$35,318

Debt and Interest Obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on the expected payment dates.

Other Obligations. These obligations consist of deferred compensation arrangements.

Unrecognized Tax Liabilities. As of December 31, 2011, our liabilities for unrecognized tax benefits ("Unrecognized Tax Liabilities") were $38.4 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2011, we had issued letters of credit and bank guarantees totaling $167.6 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in "Liquidity and Capital Resources" above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2011, we had $31.4 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this 2011 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk

Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. There were no outstanding cash flow hedges as of December 31, 2011 and 2010.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2011 and 2010, we recorded an unrealized net gain of $2.4 million and an unrealized net loss of $0.8 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2011 and 2010, we recorded an unrealized net gain of $11.1 million and an unrealized net loss of $0.1 million, respectively, related to our non-designated derivative positions.

As of December 31, 2011, our derivative instruments were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for firm commitment hedging (long)	778	GAL	0.01	$11
	2012	Commodity contracts for firm commitment hedging (short)	1,848	GAL	(0.12)	(219)
	2012	Commodity contracts for inventory hedging (short)	54,264	GAL	(0.01)	(552)
	2012	Commodity contracts for firm commitment hedging (long)	1	MT	11.00	11
	2012	Commodity contracts for inventory hedging (short)	75	MT	(3.19)	(239)

						$(988)

Non-Designated	2012	Commodity contracts (long)	95,925	GAL	0.02	$2,238
	2012	Commodity contracts (short)	156,443	GAL	0.00	555
	2012	Commodity contracts (long)	4,915	MT	4.11	20,196
	2012	Commodity contracts (short)	3,598	MT	(4.10)	(14,750)
	2013	Commodity contracts (long)	3,385	GAL	0.11	380
	2013	Commodity contracts (short)	7,157	GAL	0.10	720
	2013	Commodity contracts (long)	68	MT	(13.93)	(947)
	2013	Commodity contracts (short)	19	MT	32.16	611
	2014	Commodity contracts (long)	3	MT	(45.33)	(136)
	2014	Commodity contracts (short)	6	MT	48.33	290
	2012	Foreign currency contracts (long)	3,096	CAD	0.00	13
	2012	Foreign currency contracts (short)	15,300	CAD	(0.00)	(57)
	2012	Foreign currency contracts (long)	3,551,328	CLP	(0.00)	(16)
	2012	Foreign currency contracts (long)	389	EUR	(0.03)	(12)
	2012	Foreign currency contracts (short)	11,500	EUR	0.00	27
	2012	Foreign currency contracts (long)	11,927	GBP	(0.02)	(193)
	2012	Foreign currency contracts (short)	55,834	GBP	0.03	1,676
	2012	Foreign currency contracts (long)	163,922	MXN	(0.00)	(56)
	2012	Foreign currency contracts (short)	81,028	MXN	0.00	5
	2012	Foreign currency contracts (long)	2,800	SGD	0.00	8
	2012	Foreign currency contracts (long)	724	AUD	0.01	5
	2012	Foreign currency contracts (short)	499	AUD	(0.06)	(29)
	2012	Foreign currency contracts (long)	9,500	UYU	0.00	4
	2013	Foreign currency contracts (long)	9,230	GBP	(0.05)	(461)
	2013	Foreign currency contracts (short)	16,665	GBP	0.06	1,062

						$11,133

Interest Rate
Borrowings under our Credit Facility and Term Loan Facility related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2011, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. As of December 31, 2011, we had no outstanding borrowings under our Credit Facility and borrowings of $250.0 million under our Term Loan Facility. As of December 31, 2011, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $30.6 million, which bear interest at annual rates ranging from 1.3% to 6.0%. The remaining outstanding debt of $6.6 million as of December 31, 2011, primarily relates to loans payable to noncontrolling shareholders of a consolidated subsidiary and capital leases, which bear interest at annual rates ranging from 6.0% to 12.1%. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $2.5 million change in interest expense during the next twelve months.

Foreign Currency
We analyzed our assets and liabilities denominated in currencies other than their respective functional currencies to identify consolidated currency exposures as of December 31, 2011, including derivatives utilized to hedge such exposures. For these assets and liabilities, we then assessed the effect of a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to these other currencies. This analysis indicated that the effect on our income before taxes would not be significant.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2012, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2011 10-K Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Management has excluded NCS and Ascent, (the "Excluded Companies") from its assessment of internal control over financial reporting as of December 31, 2011 because the Excluded Companies were acquired during 2011. The total assets, including goodwill and intangible assets, and total revenues of the Excluded Companies represent approximately 5.1% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting
As of December 31, 2011, we have included the Lakeside business, Western, Gib Oil and Hiller, which were acquired in 2010, in our assessment of the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information on our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2011.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2011.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2011 10-K Report:
	(i)	Report of Independent Registered Certified Public Accounting Firm.	42
	(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010.	43
	(iii)	Consolidated Statements of Income for 2011, 2010 and 2009.	44
	(iv)	Consolidated Statements of Shareholders' Equity and Comprehensive Income for 2011, 2010 and 2009.	45
	(v)	Consolidated Statements of Cash Flows for 2011, 2010 and 2009.	47
	(vi)	Notes to the Consolidated Financial Statements.	49
(a)(2)
	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.
(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2011 10-K Report:

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among World Fuel Services Corporation, World Fuel Services, Inc., Texor Petroleum Company, Inc., Thomas E. Gleitsman and Anthony E. Speiser, dated March 28, 2008 (incorporated by reference herein to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 8, 2008).
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 23, 2009).
3.3	By-Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2011).
10.1
Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008). *
10.2
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Paul H. Stebbins (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on August 29, 2011).*
10.3
Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2008). *
10.4
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2011). *
10.5
Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2007). *

Exhibit No.	Description

10.6	Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008). *
10.7
Amendment to Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.8	1993 Non-Employee Directors Stock Option Plan, as amended and restated (incorporated by reference herein to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 20, 2005). *
10.9	1996 Employee Stock Option Plan (incorporated by reference herein to Exhibit A to our Schedule 14A filed on June 25, 1998). *
10.10	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S-8 filed on December 20, 2005). *
10.11	2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006). *
10.12
First Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective February 26, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *
10.13
Second Amendment to the World Fuel Services Corporation 2006 Omnibus Plan, effective June 3, 2008 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *
10.14	2008 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *
10.15
First Amendment to the World Fuel Services Corporation 2008 Executive Incentive Plan, effective December 19, 2008 (incorporated by reference herein to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009). *
10.16
Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011).
10.17
Form of Named Executive Officer Restricted Stock Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.18
Form of Stock-Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on November 7, 2006). *
10.19	Ira M. Birns Restricted Stock Unit Grant Agreement, dated March 15, 2010. *
10.20	Amendment to March 15, 2010 Ira M. Birns Restricted Stock Unit Grant Agreement, dated February 3, 2012. *
10.21
Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.22
Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated October 25, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 1, 2011). *

Exhibit No.	Description

10.23	Form of Michael S. Clementi Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.24
Form of 2011 Non-Employee Director Restricted Stock Unit Award Agreement under the 2006 Omnibus (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 1, 2011). *
10.25
Form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006). *
10.26
Amendment No.1 to Third Amended and Restated Credit Agreement among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent, dated as of July 28, 2011 (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011).
10.27
Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of March 31, 2011 (incorporated by reference herein to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011).
10.28
First Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of June 30, 2011 (incorporated by reference herein to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011).
10.29
Second Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of December 28, 2011.
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
101**
The following materials from World Fuel Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
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

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded both Nordic Camp Supply ApS and certain affiliates ("NCS") and Ascent Aviation Group, Inc. ("Ascent") from its assessment of internal control over financial reporting as of December 31, 2011 because the companies were acquired in purchase business combinations during the year ended December 31, 2011. The total assets and total revenues of NCS and Ascent represent approximately 5.1% and 1.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. We have also excluded the NCS and Ascent business from our audit of internal control over financial reporting.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 23, 2012

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of December 31,
	2011	2010

Assets:
Current assets:
Cash and cash equivalents	$205,415	$272,893
Accounts receivable, net	2,160,561	1,386,700
Inventories	472,584	211,526
Prepaid expenses	109,297	96,461
Other current assets	174,370	100,287

Total current assets	3,122,227	2,067,867
Property and equipment, net	90,710	64,106
Goodwill	346,246	287,434
Identifiable intangible assets, net	107,620	117,726
Non-current other assets	30,443	29,317

Total assets	$3,697,246	$2,566,450

Liabilities and equity:
Liabilities:
Current liabilities:
Short-term debt	$17,800	$17,076
Accounts payable	1,739,678	1,131,228
Customer deposits	105,554	65,480
Accrued expenses and other current liabilities	163,110	144,700

Total current liabilities	2,026,142	1,358,484
Long-term debt	269,348	24,566
Non-current income tax liabilities, net	47,703	45,328
Other long-term liabilities	7,335	11,508

Total liabilities	2,350,528	1,439,886
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 100,000 authorized, shares of 71,154 and 69,602 issued and outstanding as of December 31, 2011 and 2010, respectively	712	696
Capital in excess of par value	502,551	468,963
Retained earnings	836,222	652,796
Accumulated other comprehensive (loss) income	(6,524)	4,753

Total World Fuel shareholders' equity	1,332,961	1,127,208
Noncontrolling interest equity (deficit)	13,757	(644)

Total equity	1,346,718	1,126,564

Total liabilities and equity	$3,697,246	$2,566,450

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except earnings per share data)

	For the Year ended December 31,
	2011	2010	2009

Revenue	$34,622,854	$19,131,147	$11,295,177
Cost of revenue	33,987,851	18,689,006	10,919,586

Gross profit	635,003	442,141	375,591

Operating expenses:
Compensation and employee benefits	215,275	162,451	137,408
Provision for bad debt	8,173	4,262	4,552
General and administrative	154,583	94,562	79,636

	378,031	261,275	221,596

Income from operations	256,972	180,866	153,995

Non-operating expenses, net:
Interest expense and other financing costs, net	(15,825)	(4,745)	(3,663)
Other (expense) income, net	(2,944)	1,409	(423)

	(18,769)	(3,336)	(4,086)

Income before income taxes	238,203	177,530	149,909
Provision for income taxes	39,001	31,027	32,346

Net income including noncontrolling interest	199,202	146,503	117,563
Net income (loss) attributable to noncontrolling interest	5,173	(362)	424

Net income attributable to World Fuel	$194,029	$146,865	$117,139

Basic earnings per common share	$2.74	$2.36	$1.99

Basic weighted average common shares	70,687	62,168	59,003

Diluted earnings per common share	$2.71	$2.31	$1.96

Diluted weighted average common shares	71,510	63,441	59,901

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
 (In thousands)

	Common Stock
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss) Income	World Fuel Shareholders' Equity	Noncontrolling Interest Equity (Deficit)
				Retained Earnings
	Shares	Amount						Total

Balance as of December 31, 2008	58,590	$586	$204,749	$406,953	$(4,401)	$607,887	$259	$608,146
Comprehensive income:
Net income	—	—	—	117,139	—	117,139	424	117,563
Foreign currency translation adjustment	—	—	—	—	7,135	7,135	—	7,135
Change in effective portion of cash flow hedges, net of income tax provision of $413	—	—	—	—	1,061	1,061	—	1,061

Comprehensive income						125,335	424	125,759

Cash dividends declared	—	—	—	(8,872)	—	(8,872)	—	(8,872)
Distribution of noncontrolling interest	—	—	—	—	—	—	(455)	(455)
Amortization of share-based payment awards	—	—	6,763	—	—	6,763	—	6,763
Issuance of common stock related to share-based payment awards	1,095	11	6,848	—	—	6,859	—	6,859
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(278)	(3)	(4,951)	—	—	(4,954)	—	(4,954)
Other	(22)	—	5	(2)	—	3	—	3

Balance as of December 31, 2009	59,385	594	213,414	515,218	3,795	733,021	228	733,249

Comprehensive income:
Net income	—	—	—	146,865	—	146,865	(362)	146,503
Foreign currency translation adjustment	—	—	—	—	958	958	—	958

Comprehensive income (loss)						147,823	(362)	147,461

Cash dividends declared	—	—	—	(9,287)	—	(9,287)	—	(9,287)
Distribution of noncontrolling interest	—	—	—	—	—	—	(510)	(510)
Amortization of share-based payment awards	—	—	8,789	—	—	8,789	—	8,789
Issuance of common stock related to share-based payment awards including income tax benefit of $10,380	383	4	10,796	—	—	10,800	—	10,800
Public offering of common stock	9,200	92	218,724	—	—	218,816	—	218,816
Issuance of common stock related to acquisitions	690	7	21,063	—	—	21,070	—	21,070
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(56)	(1)	(3,823)	—	—	(3,824)	—	(3,824)

Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564

The accompanying notes are an integral part of these consolidated financial statements.

 WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME – (CONTINUED)
 (In thousands)

	Common Stock
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss) Income	World Fuel Shareholders' Equity	Noncontrolling Interest Equity (Deficit)
				Retained Earnings
	Shares	Amount						Total

Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Comprehensive income:
Net income	—	—	—	194,029	—	194,029	5,173	199,202
Foreign currency translation adjustment	—	—	—	—	(11,277)	(11,277)	—	(11,277)

Comprehensive income						182,752	5,173	187,925

Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,411	10,411
Cash dividends declared	—	—	—	(10,603)	—	(10,603)	—	(10,603)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,797)	(1,797)
Amortization of share-based payment awards	—	—	8,906	—	—	8,906	—	8,906
Issuance of common stock related to share-based payment awards including income tax benefit of $5,952	944	10	7,399	—	—	7,409	—	7,409
Issuance of common stock related to acquisitions	691	7	27,484	—	—	27,491	—	27,491
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(83)	(1)	(10,201)	—	—	(10,202)	—	(10,202)

Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	For the Year ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income including noncontrolling interest	$199,202	$146,503	$117,563

Adjustments to reconcile net income including noncontrolling interest to net cash (used in) provided by operating activities –
Depreciation and amortization	40,530	19,106	16,956
Provision for bad debt	8,173	4,262	4,552
Share-based payment award compensation costs	11,041	10,126	6,480
Deferred income tax provision (benefit)	1,641	(7,379)	7,919
Foreign currency losses (gains), net	1,835	(164)	(1,163)
Gain on short-term investment	—	(1,900)	—
Other	1,596	474	1,052
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(725,986)	(329,105)	(262,912)
Inventories	(222,445)	(58,924)	(93,606)
Prepaid expenses	(2,319)	(62,575)	708
Other current assets	(73,087)	(39,259)	57,556
Non-current other assets	4,237	(3,888)	(5,504)
Accounts payable	573,600	247,408	242,611
Customer deposits	38,630	(2,400)	22,592
Accrued expenses and other current liabilities	5,894	52,588	(46,800)
Non-current income tax and other long-term liabilities	(5,078)	(10,571)	9,917

Total adjustments	(341,738)	(182,201)	(39,642)

Net cash (used in) provided by operating activities	(142,536)	(35,698)	77,921

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(122,702)	(177,807)	(51,982)
Capital expenditures	(19,492)	(12,485)	(6,493)
Issuance of notes receivable	(11,109)	—	—
Repayment of notes receivable	8,671	—	—
Purchase of short-term investments	—	—	(25,185)
Proceeds from the sale of short-term investments	—	10,000	25,185
Funding arrangement to service provider	—	—	(3,353)

Net cash used in investing activities	(144,632)	(180,292)	(61,828)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	5,019,594	—	—
Repayments under senior revolving credit facility	(5,019,594)	—	—
Borrowings under senior term loan facility	250,000	—	—
Borrowings of other debt	—	—	2,074
Repayments of other debt	(12,876)	(6,470)	(24,371)
Payment of senior revolving credit facility and senior term loan facility loan costs	(2,483)	(8,518)	—
Proceeds from sale of common stock, net of expenses	—	218,816	—
Proceeds from exercise of stock options	—	294	1,013
Dividends paid on common stock	(10,603)	(8,911)	(7,747)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	5,952	10,380	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(10,206)	(3,824)	(4,954)
Capital contribution for joint venture	10,000	—	—
Distribution of noncontrolling interest	(1,797)	(510)	(451)
Payment of assumed employee benefits related to acquisitions	(5,421)	(11,306)	—

Net cash provided by (used in) financing activities	222,566	189,951	(34,436)

The accompanying notes are an integral part of these consolidated financial statements.

 WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
 (In thousands)

	For the Year ended December 31,
	2011	2010	2009

Effect of exchange rate changes on cash and cash equivalents	(2,876)	89	2,834

Net decrease in cash and cash equivalents	(67,478)	(25,950)	(15,509)
Cash and cash equivalents, at beginning of year	272,893	298,843	314,352

Cash and cash equivalents, at end of year	$205,415	$272,893	$298,843

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$12,098	$2,528	$4,414

Income taxes	$51,096	$24,754	$29,820

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $2.7 million and $2.6 million as of December 31, 2011 and 2010, respectively, and were paid in January 2012 and 2011.

As of December 31, 2011, we had accrued capital expenditures totaling $0.9 million, which were recorded in accrued expenses and other current liabilities.

In 2011, we granted equity awards to certain employees, of which $1.5 million was previously recorded in accrued expenses and other current liabilities. In 2009, we issued $5.8 million in equity to certain employees which was previously recorded in accrued expenses and other current liabilities, and deferred compensation and other long-term liabilities in the amount of $4.5 million and $1.3 million, respectively.

In January 2011, upon the consolidation of a joint venture that was previously accounted for as an equity investment, we recorded an initial noncontrolling interest of $0.6 million relating to its net assets.

In connection with our acquisitions, we issued promissory notes totaling $9.0 million, $26.5 million and $4.3 million in 2011, 2010 and 2009, respectively and equity of $27.5 million and $21.1 million in 2011 and 2010, respectively. During 2011, we recorded a $1.4 million reduction to our promissory note payable to the sellers of Hiller related to a purchase price adjustment.

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

In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2011	2010	2009

Assets acquired, net of cash	$208,419	$365,890	$71,225

Liabilities assumed	$54,296	$127,642	$13,287

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Acquisitions, Significant Accounting Policies and Recent
Accounting Pronouncements

Nature of Business
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively as "World Fuel," "we," "our" and "us."

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine and land. We primarily contract with third parties for the delivery and storage of fuel products, however in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments, and we also offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S. and Gibraltar.

Acquisitions

2011 Acquisitions
On April 1, 2011, we completed the acquisition of all of the outstanding stock of Ascent Aviation Group, Inc. ("Ascent") based in Parish, New York. Ascent supplies branded aviation fuel and de-icing fluid to more than 450 airports and fixed base operators throughout North America. In connection with the Ascent acquisition, we paid certain assumed employee benefits which have been classified as a financing activity in the consolidated statement of cash flows due to the fact that the liability was paid on behalf of the seller subsequent to closing.

On March 1, 2011, we completed the acquisition of all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates ("NCS") based in Aalborg, Denmark. NCS is a full-service supplier of aviation fuel and related logistics solutions supporting NATO, U.S. and other European armed forces operations in Iraq and Afghanistan.

In addition to the above acquisitions, we acquired certain assets of three companies in our aviation segment, one company in our marine segment and two companies in our land segment, which are not material individually and in the aggregate.

The financial position, results of operations and cash flows of the 2011 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The estimated aggregate purchase price for the 2011 acquisitions was $161.0 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2011 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$161,036
Less: Promissory notes issued	9,028
Less: Common stock issued	27,491

Estimated cash consideration	124,517
Less: Amounts due to sellers, net	2,735

Cash consideration paid	121,782
Less: Cash acquired	2,638

Cash paid for acquisition of businesses, net of cash acquired	$119,144

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common shares on the acquisition date.

The estimated purchase price for each of the 2011 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2011 acquisitions have not been finalized, the allocation of the purchase price of the assets acquired and liabilities assumed of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2011 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$2,638
Accounts receivable	61,741
Inventories	40,246
Property and equipment	23,838
Identifiable intangible assets	24,471
Goodwill	44,526
Other current and non-current assets	15,716
Liabilities assumed:
Accounts payable	(38,617)
Accrued expenses and other current liabilities	(8,453)
Other long-term liabilities	(5,070)

Estimated purchase price	$161,036

Of the aggregate goodwill of $44.5 million, $28.3 million is anticipated to be deductible for tax purposes. The aggregate identifiable intangible assets consisted of $21.3 million of customer relationships and $3.2 million of other identifiable intangible assets with weighted average lives of 2.4 years and 3.1 years, respectively.

The revenues and net income of the 2011 acquisitions were $530.0 million and $13.5 million for 2011 from their respective acquisition dates.

The following presents the unaudited pro forma results for 2011 and 2010 as if our 2011 acquisitions had been completed on January 1, 2010, respectively (in thousands, except per share data):

	2011	2010

	(pro forma)	(pro forma)
Revenue	$34,743,371	$19,534,970
Net income attributable to World Fuel	$202,417	$152,162
Earnings per common share:
Basic	$2.86	$2.42
Diluted	$2.83	$2.37

2010 Acquisitions
On January 1, 2010, we completed the acquisition of certain assets of Falmouth Oil Services Limited (the "FOS business"). The FOS business is primarily a marine oil terminal for fuel oil and diesel strategically located in the United Kingdom, which we used for fuel storage prior to the acquisition.

On July 1, 2010, we completed the acquisition of certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the "Lakeside business"). The Lakeside business, based in Milwaukee, Wisconsin, is primarily a distributor of branded and unbranded gasoline and diesel fuel.

On October 1, 2010, we completed the acquisition of all of the outstanding stock of Western Petroleum Company, ("Western"), a distributor of unbranded gasoline and diesel fuel in the United States and Canada and branded and unbranded aviation fuel in the United States.

On December 1, 2010, we completed the acquisition of all of the outstanding stock of Shell Company of Gibraltar Limited, ("Gib Oil"), a distributor of aviation fuel, marine oil and gasoline and diesel fuel in Gibraltar.

On December 31, 2010, we completed the acquisition of all of the outstanding stock of The Hiller Group Incorporated and Air Petro Corp. and all of the outstanding membership interests of HG Equipment, LLC and AHT Services, LLC (collectively, "Hiller"), a distributor of branded aviation fuel to more than 425 fixed-base operators and corporate flight departments. The financial position, results of operations and cash flows of the 2010 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The aggregate purchase price for the acquisitions of the FOS business, the Lakeside business, Western, Gib Oil and Hiller (the "2010 Acquisitions") was $240.8 million. The following reconciles the aggregate purchase price for the 2010 Acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Purchase price	$240,813
Less: Promissory notes issued, net of a purchase price adjustment made in 2011	25,137
Less: Common stock issued	21,070
Less: Extinguishment of certain receivables from Falmouth Oil Services Limited	6,401

Cash consideration paid	188,205
Less: Cash acquired	6,840

Cash paid for acquisition of businesses, net of cash acquired	$181,365

During 2011, we completed the valuation of the assets acquired and liabilities assumed for the 2010 Acquisitions. As a result, during 2011, we paid $3.6 million related to purchase price adjustments and completed the purchase price allocation which primarily resulted in adjustments to goodwill and identifiable intangible assets (see Note 5).

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common shares on the acquisition date.

The purchase price for each of the 2010 Acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2010 Acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$6,840
Accounts receivable	115,075
Inventories	25,548
Property and equipment	19,565
Identifiable intangible assets	45,171
Goodwill	148,436
Other current and non-current assets	9,976
Liabilities assumed:
Accounts payable	(86,987)
Assumed pension fund exit fee (post employment benefits)	(11,306)
Accrued expenses and other current liabilities	(24,349)
Other long-term liabilities	(7,156)

Purchase price	$240,813

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

2009 Acquisitions
In April 2009, we acquired all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, "Henty") and completed the acquisition of certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the "TGS business"). Henty is a provider of marine and land based fuels in the United Kingdom and the TGS business, based in Chicago, Illinois, is primarily a distributor of branded and unbranded gasoline and diesel fuel. The financial position and results of operations of Henty and the TGS business have been included in our consolidated financial statements since April 1, 2009. The estimated aggregate purchase price of these two acquisitions was $61.3 million which consisted of $47.5 million in cash, net of cash acquired of $3.4 million, $4.3 million in promissory notes issued and $6.2 million in estimated contingent consideration (Earn-out). The estimated purchase price for each of the Henty and the TGS business acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value: fixed assets of $5.6 million, identifiable intangible assets of $22.0 million, goodwill of $29.9 million, working capital of $9.2 million and long-term and deferred tax liabilities of $5.4 million.

The Henty purchase agreement includes an earn-out based on Henty meeting certain operating targets over the three-year period ending April 30, 2012 (the "Earn-out"). Pursuant to an amendment to the purchase agreement in September 2010, the maximum Earn-out that may be paid was reduced from £9.0 million to £6.0 million ($9.3 million as of December 31, 2011) if all operating targets are achieved. In consideration for the reduction in the maximum Earn-out, a minimum Earn-out of £2.7 million ($4.2 million as of December 31, 2011) was established. As of the acquisition date, we estimated the fair value of the Earn-out to be £4.2 million ($6.2 million) which was recorded as a liability and as part of the purchase consideration. We estimate the fair value of the Earn-out at each reporting period based on our assessment of the probability of Henty achieving such operating targets over the three-year period. We recorded a decrease in the estimated fair value of the Earn-out liability of £0.5 million ($0.8 million) and £1.0 million ($1.5 million) during 2011 and 2010, respectively, with a corresponding credit to general and administrative operating expenses in the consolidated statements of income. As of December 31, 2011, the estimated fair value of the Earn-out liability is £2.7 million ($4.2 million). The impact of Henty's revenue and net income did not have a significant impact on our results in 2011.

In March 2006, we acquired the remaining 33% of the outstanding equity interest in Tramp Oil (Brasil) Ltda. ("Tramp Oil Brazil") from the minority owners for an aggregate purchase price of approximately $2.7 million (the "Tobras Acquisition"). The purchase price of the Tobras Acquisition was subject to increase to up to $4.5 million if certain operating income targets were achieved by Tramp Oil Brazil over the three-year period ended February 28, 2009. The operating targets were met and the additional $4.5 million in purchase price was paid in April 2009, which is included in acquisition of businesses, net of cash acquired, in the accompanying consolidated statements of cash flows.

Significant Accounting Policies

Basis of Consolidation
The accompanying consolidated financial statements and related notes include the accounts of our wholly-owned and majority-owned subsidiaries and joint ventures where we exercise operational control or have a primary benefit of its profits. All significant intercompany accounts, transactions and profits are eliminated upon consolidation.

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

1.
Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

2.
Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We perform annual back-testing to validate that these inputs represent observable inputs that market participants use in pricing an asset or liability.

3.
Level 3 Inputs – Inputs that are unobservable for the asset or liability.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value of a specific asset or liability may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

There were no significant changes to our valuation techniques during 2011 and 2010.

Cash and Cash Equivalents
Our cash equivalents consist principally of overnight investments, bank money market accounts, bank time deposits, money market mutual funds and investment grade commercial paper which have an original maturity date of less than 90 days. These securities are carried at cost, which approximates market value.

Accounts Receivable and Allowance for Bad Debt
Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee that is responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions of our customers, and any specific customer collection issues that we have identified. Accounts receivable are reduced by an allowance for bad debt.

Accounts Receivable Purchase Agreement
We have a Receivables Purchase Agreement ("RPA") to sell up to $125.0 million of certain of our accounts receivable. The sale price is an amount equal to either 90% or 100%, depending on the customer, of the sold accounts receivable balance less a discount margin equivalent to a floating market rate plus 2% and certain other fees, as applicable. Under the terms of the RPA, we retain a beneficial interest in certain of the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

As of December 31, 2011, we had sold accounts receivable of $42.0 million and recorded a retained beneficial interest of $3.2 million. During 2011, the fees and interest paid under the RPA were not significant.

Inventories
Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. Components of inventory include fuel purchase costs, the related transportation costs and for inventories included in a fair value hedge relationship, changes in the estimated fair market values.

Derivatives
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception ("NPNS"), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statement of income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statement of income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

To qualify for hedge accounting, as either a fair value or cash flow hedge, the hedging relationship between the hedging instruments and hedged items must be highly effective over an extended period of time in achieving the offset of changes in fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or future prices for the hedge instrument. Therefore, the excluded component (forward or future prices) in assessing hedge qualification, along with ineffectiveness, is included as a component of cost of revenue in earnings. Adjustments to the carrying amounts of hedged items are discontinued in instances where the related fair value hedging instrument becomes ineffective and any previously recorded fair market value changes are not adjusted until the fuel is sold.

For more information on our derivatives, see Note 3.

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

Goodwill and Identifiable Intangible Assets
Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year-end (or more frequently under certain circumstances) for impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting units, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) earnings quality/sustainability, (iv) overall financial performance, (v) events affecting a reporting unit, (vi) share price and (vii) recent fair value calculation for our reporting units, if available.

After assessing the above described events and circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the first step of quantitative testing for goodwill impairment.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. Identifiable intangible assets not subject to amortization are reviewed annually for impairment by comparing the estimated fair value of the intangible asset with its carrying value.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.3 million, $9.8 million and $8.6 million during 2011, 2010 and 2009, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income.

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

The amounts recorded as a reduction of revenue related to volume rebates and promotional allowance arrangements paid to our customers were $3.4 million, $2.3 million and $3.0 million in 2011, 2010 and 2009, respectively, and the amounts recorded as a reduction of cost of revenue related to volume rebates received from vendors were $6.0 million, $5.8 million and $6.6 million in 2011, 2010 and 2009, respectively.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-settled stock appreciation rights ("SSAR Awards"). The estimation of the fair value of SSAR Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of the SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award's expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award's expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award's expected life, as adjusted for stock splits.

The estimated fair value of common stock, restricted stock and restricted stock units ("RSUs") is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were granted.

Cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards (excess tax benefits) are classified as financing cash flows. These excess income tax benefits were credited to capital in excess of par value.

Foreign Currency
The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for two subsidiaries in Brazil and a subsidiary in the United Kingdom, which utilize the Brazilian Real and the British Pound Sterling, respectively. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other (expense) income, net, in the accompanying consolidated statements of income in the period incurred. We recorded net foreign currency transaction losses of $2.7 million, $1.8 million and $0.6 million in 2011, 2010 and 2009, respectively.

Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. We recorded a net foreign currency translation adjustment loss of $11.3 million in 2011 and net foreign currency translation adjustment gains of $1.0 million and $7.1 million in 2010 and 2009, respectively. Cumulative foreign currency translation adjustments included in accumulated other comprehensive income amounted to a loss of $6.5 million as of December 31, 2011 and gains of $4.8 million and $3.8 million as of December 31, 2010 and 2009, respectively.

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

U.S. income taxes have not been recognized on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non-U.S. business operations. Therefore, no tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include SSAR Awards, restricted stock subject to forfeitable dividends and non-vested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	2011	2010	2009

Numerator:
Net income attributable to World Fuel	$194,029	$146,865	$117,139

Denominator:
Weighted average common shares for basic earnings per common share	70,687	62,168	59,003
Effect of dilutive securities	823	1,273	898

Weighted average common shares for diluted earnings per common share	71,510	63,441	59,901

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per common share	103	305	803

Basic earnings per common share	$2.74	$2.36	$1.99

Diluted earnings per common share	$2.71	$2.31	$1.96

Reclassifications
Certain amounts in prior years have been reclassified to conform to current year's presentation.

Recent Accounting Pronouncements
Disclosure About Offsetting Assets and Liabilities. In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective at the beginning of our 2013 fiscal year and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Testing Goodwill for Impairment. In September 2011, the FASB issued an ASU which permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The adoption of this ASU (pursuant to early adoption provisions) did not have a material impact on our consolidated financial statements and disclosures.

Disclosure Relating to Comprehensive Income. In June 2011, the FASB issued an ASU aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This ASU becomes effective on a prospective basis at the beginning of our 2012 fiscal year. In December 2011, the FASB issued an ASU to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for us. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

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

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued an ASU that affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. This ASU removes from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost purchasing replacement financial assets. This ASU is effective at the beginning of our 2012 fiscal year and is required to be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

2. Accounts Receivable
We had accounts receivable of $2.2 billion and $1.4 billion, net of an allowance for bad debt of $24.3 million and $20.2 million, as of December 31, 2011 and 2010, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2011	2010	2009

Balance at beginning of period	$20,201	$19,690	$23,271
Charges to provision for bad debt	8,173	4,262	4,552
Write-off of uncollectible accounts receivable	(4,681)	(4,291)	(8,800)
Recoveries of bad debt	608	540	667

Balance at end of period	$24,301	$20,201	$19,690

Included in accounts receivable, as of December 31, 2011, 2010 and 2009, were net receivables due from Signature, a related party, of $25.7 million, $21.2 million and $10.4 million, respectively. For 2011, 2010 and 2009, sales to Signature from Page Avjet Fuel Co. LLC ("PAFCO"), a controlled subsidiary owned in conjunction with Signature, amounted to $388.5 million, $233.3 million and $107.7 million, respectively. In addition to PAFCO's sales to Signature, in the normal course of business, we utilize Signature and Aircraft Service International Group ("ASIG"), a sister company of Signature, as subcontractors to provide various services to customers, including into-plane fueling at airports, and transportation and storage of fuel and fuel products. These activities with Signature and ASIG were not considered to be significant.

3. Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. There were no outstanding cash flow hedges as of December 31, 2011 and 2010.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2011 and 2010, we recorded an unrealized net gain of $2.4 million and an unrealized net loss of $0.8 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2011 and 2010, we recorded an unrealized net gain of $11.1 million and an unrealized net loss of $0.1 million, respectively, related to our non-designated derivative positions.

For additional information on our derivatives accounting policy, see Note 1.

As of December 31, 2011, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for firm commitment hedging (long)	778	GAL	0.01	$11
	2012	Commodity contracts for firm commitment hedging (short)	1,848	GAL	(0.12)	(219)
	2012	Commodity contracts for inventory hedging (short)	54,264	GAL	(0.01)	(552)
	2012	Commodity contracts for firm commitment hedging (long)	1	MT	11.00	11
	2012	Commodity contracts for inventory hedging (short)	75	MT	(3.19)	(239)

						$(988)

Non-Designated	2012	Commodity contracts (long)	95,925	GAL	0.02	$2,238
	2012	Commodity contracts (short)	156,443	GAL	0.00	555
	2012	Commodity contracts (long)	4,915	MT	4.11	20,196
	2012	Commodity contracts (short)	3,598	MT	(4.10)	(14,750)
	2013	Commodity contracts (long)	3,385	GAL	0.11	380
	2013	Commodity contracts (short)	7,157	GAL	0.10	720
	2013	Commodity contracts (long)	68	MT	(13.93)	(947)
	2013	Commodity contracts (short)	19	MT	32.16	611
	2014	Commodity contracts (long)	3	MT	(45.33)	(136)
	2014	Commodity contracts (short)	6	MT	48.33	290
	2012	Foreign currency contracts (long)	3,096	CAD	0.00	13
	2012	Foreign currency contracts (short)	15,300	CAD	(0.00)	(57)
	2012	Foreign currency contracts (long)	3,551,328	CLP	(0.00)	(16)
	2012	Foreign currency contracts (long)	389	EUR	(0.03)	(12)
	2012	Foreign currency contracts (short)	11,500	EUR	0.00	27
	2012	Foreign currency contracts (long)	11,927	GBP	(0.02)	(193)
	2012	Foreign currency contracts (short)	55,834	GBP	0.03	1,676
	2012	Foreign currency contracts (long)	163,922	MXN	(0.00)	(56)
	2012	Foreign currency contracts (short)	81,028	MXN	0.00	5
	2012	Foreign currency contracts (long)	2,800	SGD	0.00	8
	2012	Foreign currency contracts (long)	724	AUD	0.01	5
	2012	Foreign currency contracts (short)	499	AUD	(0.06)	(29)
	2012	Foreign currency contracts (long)	9,500	UYU	0.00	4
	2013	Foreign currency contracts (long)	9,230	GBP	(0.05)	(461)
	2013	Foreign currency contracts (short)	16,665	GBP	0.06	1,062

						$11,133

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheet (in thousands):

		As of December 31,
	Balance Sheet Location	2011	2010

Derivative assets:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$257	$439
Commodity contracts	Other current assets	271	—
Commodity contracts	Accrued expenses and other current liabilities	22	448

		550	887

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	58,985	11,296
Commodity contracts	Accrued expenses and other current liabilities	3,231	2,195
Commodity contracts	Other current assets	200	—
Commodity contracts	Non-current other assets	2,065	637
Commodity contracts	Other long-term liabilities	40	—
Foreign currency contracts	Other current assets	1,912	369
Foreign currency contracts	Non-current other assets	1,082	—
Foreign currency contracts	Accrued expenses and other current liabilities	—	92

		67,515	14,589

		$68,065	$15,476

Derivative liabilities:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$766	$229
Commodity contracts	Accrued expenses and other current liabilities	21	2,853
Commodity contracts	Other current assets	753	—

		1,540	3,082

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	37,709	4,001
Commodity contracts	Accrued expenses and other current liabilities	16,434	9,519
Commodity contracts	Other current assets	4	—
Commodity contracts	Other long-term liabilities	1,213	502
Commodity contracts	Non-current other assets	2	81
Foreign currency contracts	Other current assets	413	185
Foreign currency contracts	Non-current other assets	481	—
Foreign currency contracts	Accrued expenses and other current liabilities	124	389

		56,380	14,677

		$57,920	$17,759

The following tables present the effect of and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)

		For the year ended December 31,
		2011	2010	2009

Commodity contracts	Revenue	$11,608	$10,040	$14,117
Commodity contracts	Cost of revenue	(6,926)	(739)	(13,162)
Commodity contracts	Cost of revenue	(26,039)	(12,563)	(19,269)

		$(21,357)	$(3,262)	$(18,314)

Hedged Items	Location	Realized and Unrealized Gain (Loss)

		For the year ended December 31,
		2011	2010	2009

Firm commitments	Revenue	$(12,973)	$(7,494)	$(14,227)
Firm commitments	Cost of revenue	7,771	(797)	12,193
Inventories	Cost of revenue	38,377	21,419	23,105

		$33,175	$13,128	$21,071

There were no gains or losses for the year ended December 31, 2011, 2010 and 2009 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedge transactions during 2011. The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income for 2010 and 2009 (in thousands):

Derivatives	Unrealized Gain (Loss) Recorded in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Realized Gain (Loss) (Effective Portion)

For the year ended December 31,			For the year ended December 31,
	2010	2009		2010	2009

Foreign currency contracts	$1,799	$(39)	Revenue	$1,107	$(38)
Foreign currency contracts	—	631	Cost of revenue	—	131
Foreign currency contracts	(81)	1,022	Other (expense) income, net	(81)	47

	$1,718	$1,614		$1,026	$140

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

During the year ended 2010 and 2009, there were no amounts recognized in the consolidated statements of income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)

		For the year ended December 31,
		2011	2010	2009

Commodity contracts	Revenue	$14,283	$4,385	$3,590
Commodity contracts	Cost of revenue	3,137	(1,001)	2,087
Foreign currency contracts	Revenue	1,653	—	—
Foreign currency contracts	Other (expense) income, net	(386)	2,536	1,583

		$18,687	$5,920	$7,260

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and or to settle the positions should a contingent feature be triggered is not significant as of December 31, 2011.

4. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,
			Estimated Useful Lives
	2011	2010

Land	$5,008	$5,231	Indefinite
Leasehold improvements	14,640	10,914	5 - 10 years
Office equipment, furniture and fixtures	6,467	6,151	3 - 7 years
Computer equipment and software costs	67,498	63,441	3 - 9 years
Machinery, equipment and vehicles	48,318	18,593	3 - 45 years

	141,931	104,330
Accumulated depreciation and amortization	51,221	40,224

	$90,710	$64,106

For 2011, 2010 and 2009, we recorded depreciation expense of $15.5 million, $9.3 million and $8.6 million, respectively. As of December 31, 2011 and 2010, computer software costs, including capitalized internally developed software costs, amounted to $30.1 million and $28.4 million, net of accumulated amortization of $20.5 million and $16.2 million, respectively. Included in capitalized computer software costs are costs incurred in connection with software development in progress of $7.7 million and $9.4 million as of December 31, 2011 and 2010, respectively. For 2011, 2010 and 2009, we recorded amortization expense related to computer software costs of $6.1 million, $4.2 million and $4.0 million, respectively. As of December 31, 2011 the cost and accumulated amortization of assets recorded under capital leases were $4.2 million and $0.7 million, respectively. As of December 31, 2010 the cost and accumulated amortization of assets recorded under capital leases were not significant.

5. Goodwill and Identifiable Intangible Assets
As a result of performing the review for impairment of goodwill and identifiable intangible assets not subject to amortization, we determined that no impairment existed as of December 31, 2011 or 2010, and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill
The following table provides information regarding changes in goodwill (in thousands):

	Aviation Segment	Marine Segment	Land Segment	Total

As of December 31, 2009	$16,137	$55,714	$81,990	$153,841
2010 Acquisitions	45,471	15,157	72,616	133,244
Foreign currency translation of Brazil subsidiary goodwill	—	349	—	349

As of December 31, 2010	61,608	71,220	154,606	287,434
2011 Acquisitions	38,506	1,963	4,057	44,526
Adjustment of purchase price allocations – 2010 Acquisitions	2,395	(1,755)	14,552	15,192
Foreign currency translation of Brazil subsidiary goodwill	—	(906)	—	(906)

As of December 31, 2011	$102,509	$70,522	$173,215	$346,246

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in thousands):

	As of December 31, 2011			As of December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$121,102	$47,009	$74,093	$106,600	$24,679	$81,921
Supplier agreements	24,788	3,562	21,226	26,659	2,461	24,198
Others	9,252	4,538	4,714	6,974	2,954	4,020

	155,142	55,109	100,033	140,233	30,094	110,139
Intangible assets not subject to amortization:
Trademark/trade name rights	7,587	—	7,587	7,587	—	7,587

	$162,729	$55,109	$107,620	$147,820	$30,094	$117,726

Intangible amortization expense for 2011, 2010 and 2009 was $25.0 million, $9.8 million and $8.3 million, respectively.

The adjustment of purchase price allocations for 2010 Acquisitions made in 2011 resulted in an increase in goodwill of $15.2 million and a decrease in identifiable intangible assets of $9.6 million, primarily customer relationships.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,

2012	$17,736
2013	13,514
2014	10,770
2015	9,327
2016	7,836
Thereafter	40,850

$100,033

6. Debt
We have an unsecured senior revolving credit facility (the "Credit Facility") which permits borrowings of up to $800.0 million, with a sublimit of $300.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016. During 2011, we received a $250.0 million senior term loan facility (the "Term Loan Facility") with principal payments as follows: $2.5 million in 2012, $7.5 million in 2013, $12.5 million in 2014, $17.5 million in 2015 and $210.0 million at maturity in July 2016.

Borrowings under our Credit Facility and Term Loan Facility related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2011, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. We had no outstanding borrowings under our Credit Facility at either December 31, 2011 or December 31, 2010. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.0% as of December 31, 2011, and the unused portion of our Credit Facility is subject to commitment fees of 0.25% as of December 31, 2011. Our issued letters of credit under the Credit Facility totaled $45.3 million and $72.0 million as of December 31, 2011 and December 31, 2010, respectively.

Our Credit Facility and our Term Loan Facility contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loan Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loan Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2011, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loan Facility.

Outside of our Credit Facility we have other unsecured credit lines aggregating $149.5 million for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2011 and 2010, our outstanding letters of credit and bank guarantees under these credit lines totaled $122.3 million and $44.0 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the unsecured credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2011	2010

Term Loan Facility	$250,000	$—
Acquisition promissory notes	30,554	34,575
Loans payable to noncontrolling shareholders of a consolidated subsidiary	2,795	3,146
Capital leases	3,377	2,994
Other	422	927

Total debt	287,148	41,642
Current maturities of long-term debt	17,800	17,076

Long-term debt	$269,348	$24,566

The acquisition promissory notes are payable in varying amounts from April 2012 to December 2014 and bear interest at annual rates ranging from 1.3% to 6.0% as of December 31, 2011. The loans payable to noncontrolling shareholders of a consolidated subsidiary and capital leases are payable in varying amounts from April 2012 to April 2015 and bear interest at annual rates ranging from 6.0% to 12.1% as of December 31, 2011.

As of December 31, 2011, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,

2012	$17,800
2013	20,716
2014	19,835
2015	18,109
2016	210,688

$287,148

The following table provides additional information about our interest income and expense and other financing costs, net (in thousands):

	2011	2010	2009

Interest income	$788	$714	$1,216
Interest expense and other financing costs	(16,613)	(5,459)	(4,879)

	$(15,825)	$(4,745)	$(3,663)

7. Shareholders' Equity

Dividends
We declared cash dividends of $0.15 per common share for 2011, 2010 and 2009. Our Credit Facility and Term Loan Facility restrict the payment of cash dividends to a maximum of the sum of (i) $50 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing date of the Credit Facility and Term Loan Facility. The payment of the above-referenced dividends was in compliance with the Credit Facility and Term Loan Facility.

Issuance of Common Stock
In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per common share. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Stock Repurchase Programs
Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loan Facility. We did not repurchase any shares of common stock under any stock repurchase program in 2011, 2010 or 2009. As of December 31, 2011, we have $50.0 million available to repurchase shares under our stock repurchase program.

Non-Employee Director Stock Deferral Plan
We adopted the 2003 Stock Deferral Plan for Non-Employee Directors (the "Stock Deferral Plan") to provide for deferral of stock grants. Under the Stock Deferral Plan, each non-employee director could elect to have any annual stock grants paid in stock units, in lieu of stock, with each stock unit being equivalent to one share of our common stock and deferred as provided in the Stock Deferral Plan. As of each cash dividend payment date with respect to our common stock, each participant in the Stock Deferral Plan has credited to his or her account, as maintained by us, a number of stock units equal to the quotient obtained by dividing: (a) the product of (i) the cash dividend payable with respect to each share of common stock on such date and (ii) the total number of stock units credited to his or her account as of the close of business on the record date applicable to such dividend payment date by (b) the fair market value of one share of common stock on such dividend payment date. Upon the participant's termination of service as our director for any reason, or upon a change of control, the participant will receive a number of shares of common stock equal to the number of stock units credited to his or her account.

The estimated fair value of stock and stock units issued to non-employee directors under the Stock Deferral Plan is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors under the Stock Deferral Plan are included as capital in excess of par value in shareholders' equity. There were 25,000 stock units outstanding as of December 31, 2011 and 2010. The aggregate carrying value of the outstanding stock units was $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description
In 2006, our shareholders approved the 2006 Omnibus Plan (the "2006 Plan"). The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants' interests with those of World Fuel's other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

The provisions of the 2006 Plan authorize the grant of stock options which can be "qualified" or "nonqualified" under the Internal Revenue Code of 1986, as amended, SSAR Awards, restricted stock, RSUs, other share- based awards, performance shares and performance units. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above awards are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven-year anniversary of the date of grant.

Under the 2006 Plan, 4,900,000 shares of common stock are authorized for issuance. Additional shares of common stock that are authorized for issuance under the 2006 Plan include any shares that were available for future grant under any of our prior stock plans, and any stock or stock options granted under the 2006 Plan or any prior plans that expire or are forfeited or canceled. Furthermore, any shares purchased by us from employees to satisfy the SSAR Award exercise prices and/or withholding taxes due upon vesting of restricted stock or RSUs or exercise of SSAR Awards are added to the maximum number of shares authorized for issuance under the 2006 Plan.

The following table summarizes the outstanding awards issued pursuant to the 2006 Plan described above as of December 31, 2011 and the remaining shares of common stock available for future issuance (in thousands):

Plan name	SSAR Awards	Restricted Stock	RSUs	Remaining shares of common stock available for future issuance

2006 Plan (1)	517	446	901	4,718
(1)
As of December 31, 2011, the outstanding SSAR Awards will expire between September 2012 and March 2013, unvested restricted stock will vest between February 2012 and November 2016 and unvested RSUs will vest between March 2012 and March 2016. RSUs and restricted stock granted to non-employee directors under the 2006 Plan prior to 2011 vest equally on a monthly basis over a one-year period, and, once vested, remain outstanding until the date the non-employee director ceases, for any reason, to be a member of the Board of Directors. For the RSUs granted to non-employee directors in 2011, 50% vest one year from the grant date, at which time, 50% of the shares will be issued. The issuance of the remaining 50% of the shares will be deferred for three years or until the date the non-employee director ceases, for any reason, to be a member of the Board of Directors, whichever occurs first.

SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable

	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2008	3,789	$15.06	$16,654	2.4	1,168	$11.02	$9,772	1.3
Granted	48	21.78
Exercised	(1,759)	13.27
Forfeited	(17)	21.22

As of December 31, 2009	2,061	16.70	20,914	2.1	1,419	17.62	13,109	1.6
Granted	36	24.89
Exercised	(1,085)	17.52

As of December 31, 2010	1,012	16.10	20,346	1.9	480	18.29	8,619	1.3
Exercised	(486)	16.56
Forfeited	(9)	12.39

As of December 31, 2011	517	$15.06	$13,921	1.4	410	$15.39	$10,895	1.4

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees and non-employee directors. The aggregate intrinsic value of SSAR Awards exercised during 2011, 2010 and 2009 was $10.2 million, $13.2 million and $16.1 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

The weighted average fair value of the SSAR Awards and the assumptions used to determine such fair value for each of the following years are as follows:

	2010	2009

Weighted average fair value of SSAR Awards	$10.97	$9.33
Expected term (in years)	4.0	4.0
Volatility	58.0%	58.9%
Dividend yields	0.5%	0.7%
Risk-free interest rates	1.7%	1.9%

There were no SSAR Awards issued in 2011.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant-date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)

As of December 31, 2008	611	$18.73	$11,427	2.2
Vested	(135)	12.43
Forfeited	(57)	19.12

As of December 31, 2009	419	20.88	11,245	1.7
Vested	(26)	21.30
Forfeited	(7)	20.95

As of December 31, 2010	386	20.84	13,991	0.6
Granted	353	37.40
Vested	(284)	20.49
Forfeited	(9)	26.45

As of December 31, 2011	446	$34.07	$18,707	2.2

The aggregate value of restricted stock which vested during 2011, 2010 and 2009 was $10.6 million, $1.0 million and $3.6 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2008	285	$13.59	$5,276	3.6
Granted	639	14.88
Issued	(10)	12.29
Forfeited	(13)	13.70

As of December 31, 2009	901	14.52	24,131	2.5
Granted	343	28.32
Issued	(11)	14.03
Forfeited	(15)	19.91

As of December 31, 2010	1,218	18.34	44,038	2.6
Granted	224	38.01
Issued	(515)	14.03
Forfeited	(26)	16.19

As of December 31, 2011	901	$25.59	$37,373	1.7

Included in the table above are 107 thousand RSUs held by our non-employee directors. For RSUs granted to our non-employee directors prior to 2011, shares of our common stock will be issued to the non-employee director when he or she ceases, for any reason, to be a member of the Board of Directors. For RSUs granted to our non-employee directors in 2011, 50% of the shares of our common stock will be issued to the non-employee director once the one-year vesting period is completed, and 50% of the shares will be issued three years after the one-year vesting period is completed or when the non-employee director ceases, for any reason, to be a member of the Board of Directors, whichever occurs first.

Common Stock Awards
As partial settlement of a special bonus award recorded in 2008, we issued $4.5 million, or 162,338 shares, of our common stock in March 2009.

Unrecognized Compensation Cost
As of December 31, 2011, there was $23.1 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheet. The unrecognized compensation cost at December 31, 2011 is expected to be recognized as compensation expense over a weighted average period of 1.6 years as follows (in thousands):

Year Ended December 31,
2012	$8,843
2013	7,036
2014	4,281
2015	2,047
2016	942

$23,149

8. Income Taxes
U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2011	2010	2009

United States	$56,836	$(2,886)	$3,916
Foreign	181,367	180,416	145,993

	$238,203	$177,530	$149,909

The income tax provision (benefit) related to income before taxes consists of the following components (in thousands):

	2011	2010	2009

Current:
U.S. federal statutory tax	$7,685	$12,245	$—
State	2,767	1,358	(242)
Foreign	27,514	22,367	20,897

	37,966	35,970	20,655

Deferred:
U.S. federal statutory tax	6,218	(3,776)	5,126
State	2,194	(1,926)	625
Foreign	(6,771)	(1,677)	2,168

	1,641	(7,379)	7,919

Non-current tax (income) expense	(606)	2,436	3,772

	$39,001	$31,027	$32,346

Non-current tax (income) expense is primarily related to tax associated with the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2011	2010	2009

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(18.7)	(18.6)	(16.9)
State income taxes, net of U.S. federal income tax benefit	1.3	0.1	—
Other permanent differences	(1.2)	1.0	3.5

Effective income tax rate	16.4%	17.5%	21.6%

For 2011, our effective tax rate was 16.4%, for an income tax provision of $39.0 million, as compared to an effective tax rate of 17.5% and an income tax provision of $31.0 million for 2010. The lower effective tax rate for 2011 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2010 and the reduction of certain tax reserves for uncertain tax positions due to statute of limitation lapses.

For 2010, our effective tax rate was 17.5%, for an income tax provision of $31.0 million, as compared to an effective tax rate of 21.6% and an income tax provision of $32.3 million for 2009. The lower effective tax rate for 2010 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to 2009.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2011 and 2010, we had $794.0 million and $574.4 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non-U.S. business operations. Therefore, no tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

The temporary differences which comprise our net deferred income tax assets are as follows (in thousands):

	As of December 31,
	2011	2010

Excess of provision for bad debts over charge-offs	$4,744	$4,400
Net operating loss	66	113
Excess of tax over financial reporting for depreciation of fixed assets	(4,650)	(2,101)
Excess of tax over financial reporting amortization of identifiable intangible assets and goodwill	(15,772)	(12,729)
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	20,099	17,181
Accrued expenses	1,680	6,800
Prepaid expenses deductible for tax purposes	(1,204)	(1,341)
Unrealized derivative gains	(5,572)	(743)
Customer deposits	6,154	2,489
Unrealized foreign exchange	906	(974)
Other	(834)	(1,372)

	5,617	11,723
Valuation allowance	—	—

Total deferred income tax assets, net	$5,617	$11,723

Deferred income tax assets, current	$13,238	$13,492

Deferred income tax assets, non-current	$2,661	$5,135

Deferred income tax liabilities, current	$1,009	$1,068

Deferred income tax liabilities, non-current	$9,273	$5,836

In the accompanying consolidated balance sheets, the current deferred income tax assets are included in other current assets, the non-current income tax assets are included in non-current other assets, the current deferred income tax liabilities are included in accrued expenses and other current liabilities and the non-current deferred income tax liabilities are included in non-current income tax liabilities, net.

As of December 31, 2011 and 2010, we had foreign net operating losses ("NOLs") of $0.2 million and $0.4 million, respectively. The foreign NOLs have an unlimited carryforward period.

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2011 and 2010, we had no foreign tax credits related to the excess stock compensation deductions that resulted in a tax deduction or credit before the realization of the tax benefit from the deduction or credit. We use the "with and without" method for purposes of determining when excess tax benefits have been realized.

As of December 31, 2011, 2010 and 2009, our annual capital in excess of par value pool of windfall tax benefits related to employee compensation was estimated to be $6.0 million, $10.4 million and $3.1 million, respectively.

We operate under a special tax concession in Singapore which is effective through 2012 and is conditional upon our meeting certain employment and investment thresholds during the effective period. If the employment and investment thresholds are not met in accordance with our agreement, the tax concession may be eliminated retroactively to the beginning of 2008. This special tax concession may be extended beyond 2012 if certain additional requirements are satisfied. The tax concession reduces the tax rate on qualified sales and the impact of this tax concession decreased foreign taxes by $8.4 million, $7.8 million and $6.5 million for 2011, 2010 and 2009, respectively. The impact of the tax concession on diluted earnings per common share was $0.12 per common share for 2011 and 2010 and $0.11 per common share for 2009.

Tax Contingencies
We recorded a decrease of $0.9 million of liabilities related to unrecognized tax benefits ("Unrecognized Tax Liabilities") and a decrease of $0.3 million of assets related to unrecognized tax benefits ("Unrecognized Tax Assets") during 2011. In addition, during 2011, we recorded a decrease of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other (expense) income, net, in the accompanying consolidated statements of income. As of December 31, 2011, our Unrecognized Tax Liabilities were $38.4 million and our Unrecognized Tax Assets were $6.9 million.

We recorded an increase of $1.8 million of additional liabilities related to Unrecognized Tax Liabilities and a decrease of $0.8 million of assets related to Unrecognized Tax Assets during 2010. In addition, during 2010, we recorded an increase of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation expense, which is included in other (expense) income, net, in the accompanying consolidated statements of income. As of December 31, 2010, our Unrecognized Tax Liabilities were $39.5 million and our Unrecognized Tax Assets were $7.2 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2011	2010	2009

Unrecognized tax benefit – opening balance	$26,293	$27,158	$21,624
Gross decreases – tax positions in prior period	—	—	(275)
Gross increases – tax positions in current period	5,890	4,095	6,596
Gross decreases – tax positions in current period	(64)	(1,629)	—
Settlements	(62)	—	—
Lapse of statute of limitations	(6,483)	(3,331)	(787)

Unrecognized tax benefit – ending balance	$25,574	$26,293	$27,158

If our uncertain tax positions as of December 31, 2011 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $19.4 million in the period the matter is considered settled in accordance with ASC 740. As of December 31, 2011, it does not appear that the total amount of our unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We record accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, for interest we recorded income of $0.6 million and expense of $1.4 million and $0.8 million during 2011, 2010 and 2009, respectively. For penalties, we recorded expense of $0.2 million, $1.2 million and $0.8 million during 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had recognized liabilities of $6.2 million and $6.8 million for interest and $6.6 million and $6.4 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated

United States	2008	2009-2011
Singapore	None	2008-2011
United Kingdom	None	2005-2011
Brazil	None	2007-2011
South Korea	None	2006-2011
Netherlands	None	2007-2011
Chile	None	2005-2011
Denmark	None	2005-2011

9. Commitments and Contingencies

Surety Bonds
In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2011 and 2010, we had outstanding bonds that were arranged in order to satisfy various security requirements of $31.4 million and $27.8 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments
As of December 31, 2011, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,

2012	$21,045
2013	18,707
2014	17,800
2015	16,411
2016	13,160
Thereafter	35,318

$122,441

We incurred rental expense for all properties and equipment of $21.8 million, $10.0 million and $9.1 million for 2011, 2010 and 2009, respectively.

Sales and Purchase Commitments
As of December 31, 2011, fixed sales and purchase commitments under our derivative programs amounted to $390.7 million and $65.3 million, respectively.

Additionally, as of December 31, 2011, we had entered into certain other fixed price purchase commitments with corresponding fixed price sales commitments, the majority of which were satisfied within a two-week period. These purchase and sales commitments were made in the normal course of business.

Vendor and Customer Rebate and Branding Allowances
We receive rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Many of the agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers in our land segment) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2011, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations was $24.5 million. Of this amount, $24.1 million would be due to us from the branded dealers under similar agreements between us and such dealers. No liability is recorded for the amount of obligations which would become payable upon debranding.

Agreements with Executive Officers and Key Employees
In March 2008, we entered into agreements with Paul H. Stebbins and Michael J. Kasbar for their continued employment with the company. In August 2011, each of the agreements was amended to reflect the transition of Mr. Kasbar from President and Chief Operating Officer to President and Chief Executive Officer and Mr. Stebbins from Chairman and Chief Executive Officer to Executive Chairman, effective January 1, 2012. The Kasbar agreement, as amended, provides for an annual base salary of $750,000, which is subject to change from time to time as determined by our Compensation Committee in its sole discretion, and such incentives, termination severance benefits and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The Kasbar agreement, as amended, expires four years from the effective date, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. The Stebbins agreement, as amended, provides for an annual base salary of $750,000, which is subject to change from time to time as determined by the Compensation Committee in its sole discretion and termination severance benefits. In addition, subject to approval of the Compensation Committee, Mr. Stebbins will be eligible to receive annual equity-based awards with a grant-date value targeted at $500,000, 50% in the form of service-based RSUs and 50% in the form of performance-based RSUs. The Stebbins agreement, as amended, expires two years from the effective date, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least 6 months prior to the expiration of the term that such party does not want to extend the term.

Pursuant to their amended agreements, Messrs. Kasbar and Stebbins are each entitled to receive a cash severance payment if: (a) we terminate the executive's employment without cause following a change of control or for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either the executive elects or we elect not to extend the term of the agreement, as amended. The severance payment is equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of the executive's employment. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans until he is no longer eligible for coverage under COBRA. Thereafter, we will reimburse the executive for the cost of obtaining private health insurance coverage for a certain period of time.

All of Mr. Kasbar's outstanding SSAR Awards, restricted stock and RSUs will immediately vest in each scenario described in (a), (b) and (c) above except for awards assumed or substituted by a successor company in the event of a change of control and awards with multiple annual performance conditions. Any awards assumed or substituted will vest over a two-year period following termination of the executive's employment while awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.

All of Mr. Stebbins' outstanding SSAR Awards, restricted stock and RSUs (except for RSUs having performance-based vesting criteria where certain termination events have occurred prior to a change of control while such RSUs remain outstanding and RSUs having performance-based vesting criteria that are assumed or substituted upon a change of control) will immediately vest in each scenario described in (a), (b) and (c) above. Mr. Stebbins must satisfy certain other requirements in order to be paid the full amount of RSUs having performance-based vesting criteria that are assumed or substituted upon a change of control. Such RSUs will no longer be subject to performance-based vesting criteria but will remain subject to service-based vesting criteria. If certain termination events occur prior to a change of control and RSUs having performance-based vesting criteria remain outstanding, the number of RSUs that Mr. Stebbins will receive will be determined following the last day of the applicable performance period based on the Company's actual performance during such period.

The Kasbar and Stebbins agreements, as amended, also provide that in the event that any amount or benefit payable under the agreements, taken together with any amounts or benefits otherwise payable to the executive by us or any affiliated company, are subject to excise tax payments or parachute payments under Section 4999 of the Internal Revenue Code, such amounts or benefits will be reduced but only if and to the extent that the after-tax present value of such amounts or benefits as so reduced would exceed the after-tax present value received by the executive before such reduction.

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

As of December 31, 2011, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,

2012	$6,598
2013	6,109
2014	1,661

$14,368

Named Executive Officer Annual Incentive Awards
In 2011, Paul H. Stebbins, Michael J. Kasbar, Ira M. Birns, Francis X. Shea and Michael S. Clementi, referred to collectively in this 2011 10-K Report as the Named Executive Officers (or "NEOs"), were eligible to receive annual cash incentive awards (the "cash awards") and annual share-based incentive awards (the "share-based awards"), which are specified as dollar amounts, upon the achievement of certain annual performance targets. The performance targets for the NEOs were generally based on the growth of our net income except that the performance targets for Mr. Clementi were generally based on achieving certain levels of aviation net operating income.

Earned cash awards are generally paid in the year immediately following the performance year, and we would record the earned cash awards as compensation expense during the performance year. Earned share-based awards will be converted to the appropriate number of equity shares (in the form of RSUs) at the prevailing fair value amount on the grant date, which will occur in the year following the performance year. The equity shares will be granted under our 2006 Plan and will fully vest between 3-5 years. For accounting purposes, the share-based awards are accounted for as liability awards during the performance year until granted, when the share-based payment awards will be accounted for as equity awards. We would record compensation expense for the share-based awards proportionately at the start of the performance period until the end of the equity grant's service vesting period, and we would record a corresponding liability amount until the equity shares are granted. When the equity shares are granted, we will reclassify the outstanding liability amount to capital in excess of par value and record the amortization of the equity shares to capital in excess of par value.

Based on the achievement of certain 2011 performance targets, in the aggregate, our NEOs earned $9.3 million of cash awards and $9.6 million of share-based awards, subject to future service vesting terms. During 2011, in the aggregate, we recorded compensation expense of $11.5 million for these awards and the remaining compensation expense will be recorded in future periods corresponding with the awards' vesting terms. For 2010, based on the achievement of certain performance targets, in the aggregate, our NEOs earned $7.3 million of cash awards and $5.9 million of share-based awards. During 2010, in the aggregate, we recorded compensation expense of $8.7 million for these awards and the remaining compensation expense will be recorded in future periods corresponding with the awards' vesting terms. For 2009, based on the achievement of certain performance targets, in the aggregate, our NEOs earned $2.8 million of cash awards. In 2009, the only NEO who earned a share-based award was our Aviation President, who earned $622 thousand. During 2009, in the aggregate, we recorded compensation expense of $2.9 million for these awards.

Deferred Compensation Plans
We maintain long-term service programs under which certain key employees receive cash awards for long-term service. As of December 31, 2011 and 2010, our liabilities under these programs were $1.5 million and $1.1 million, respectively.

As of December 31, 2011 and 2010, deferred sales bonus of $0.5 million and $0.9 million, respectively, was accrued in deferred compensation and other long-term liabilities in the accompanying balance sheets.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 60% of their compensation, subject to certain limitations. During 2011, 2010 and 2009, we made matching contributions of 50% for each 1% of the participants' contributions up to 6% of the participants' contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expense for our contributions of $1.5 million, $1.2 million and $1.0 million for 2011, 2010 and 2009, respectively.

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expense for our contributions of $2.0 million, $1.2 million and $1.0 million for 2011, 2010 and 2009, respectively.

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

We have exited several businesses which handled hazardous and non-hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean-up of such disposal facilities or be required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulation. In addition, compliance with existing and future environmental laws regulating underground storage tanks located at the retail gasoline stations that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in support of future remediation obligations. These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, such as environmental claims. An uninsured or under-insured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position, results of operations and cash flows.

Legal Matters

Brendan Airways Litigation
One of our subsidiaries, World Fuel Services, Inc. ("WFSI") was involved in a dispute with Brendan Airways, LLC ("Brendan"), an aviation fuel customer, with respect to certain amounts Brendan claimed to have been overcharged in connection with fuel sale transactions from 2003 to 2006. In August 2007, WFSI filed an action in the state circuit court in and for Miami-Dade County, Florida seeking declaratory relief with respect to the matters disputed by Brendan. In October 2007, Brendan filed a counterclaim against WFSI. In February 2008, the court dismissed WFSI's declaratory action. Brendan's counterclaim remained pending as a separate lawsuit against WFSI, and Brendan sought $4.5 million in damages, plus interest and attorney's fees. In December 2011, the matter was settled through a confidential settlement agreement. The settlement did not have a material impact on our financial condition, results of operations or cash flows.

Other Matters
We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows. As of December 31, 2011, we had recorded certain reserves which were not significant.

10. Fair Value Measurements
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total

2011
Assets:
Commodity contracts	$14,038	$51,033	$—	$65,071	$(43,275)	$21,796
Foreign currency contracts	—	2,994	—	2,994	(893)	2,101
Hedged item inventories	—	3,216	—	3,216	—	3,216
Hedged item commitments	—	206	—	206	—	206

Total	$14,038	$57,449	$—	$71,487	$(44,168)	$27,319

Liabilities:
Commodity contracts	$10,148	$46,754	$—	$56,902	$(43,291)	$13,611
Foreign currency contracts	—	1,018	—	1,018	(893)	125
Hedged item commitments	—	24	—	24	—	24
Earn-out	—	—	4,194	4,194	—	4,194

Total	$10,148	$47,796	$4,194	$62,138	$(44,184)	$17,954

2010
Assets:
Cash equivalents	$32	$—	$—	$32	$—	$32
Commodity contracts	753	14,139	123	15,015	(7,000)	8,015
Foreign currency contracts	—	461	—	461	(277)	184
Hedged item inventories	—	2,518	—	2,518	—	2,518
Hedged item commitments	—	797	—	797	(265)	532

Total	$785	$17,915	$123	$18,823	$(7,542)	$11,281

Liabilities:
Commodity contracts	$2,226	$14,926	$33	$17,185	$(8,391)	$8,794
Foreign currency contracts	—	574	—	574	(277)	297
Hedged item commitments	—	361	—	361	(265)	96
Earn-out	—	—	5,012	5,012	—	5,012

Total	$2,226	$15,861	$5,045	$23,132	$(8,933)	$14,199

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

For our derivative related contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty's rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value cash collateral paid or received against fair value amounts recognized for net derivative related positions executed with the same counterparty under the same master netting or offset agreement.

As of December 31, 2011, included within netting and collateral in the above table, the amounts recognized for the obligation to return cash collateral and the right to reclaim cash collateral that have been offset against fair value assets and fair value liabilities were $1.0 million and $0.8 million, respectively. As of December 31, 2010, there were no amounts recognized for the obligation to return cash collateral and the right to reclaim cash collateral that have been offset against fair value assets and fair value liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, Assets (Liabilities)	Realized and Unrealized Gains Included in Earnings	Settlements	End of Period, Assets (Liabilities)	Change in Unrealized Gains Relating to Instruments Still Held at end of Period

2011
Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	818	—	(4,194)	818

	$(4,922)	$818	$(90)	$(4,194)	$818

2010
Commodity contracts, net	$(2)	$90	$2	$90	$90
Foreign currency contracts, net	(152)	—	152	—	—
Earn-out	(6,728)	1,716	—	(5,012)	1,716

	$(6,882)	$1,806	$154	$(4,922)	$1,806

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no transfers between Level 1, 2 or 3 during the periods presented. In addition, there were no Level 3 purchases, sales or issuances for the periods presented.

11. Business Segments, Geographic Information, and Major Customers

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2011	2010	2009

Revenue:
Aviation segment	$12,866,019	$7,132,749	$4,049,565
Marine segment	14,565,086	9,220,998	6,040,643
Land segment	7,191,749	2,777,400	1,204,969

	$34,622,854	$19,131,147	$11,295,177

Gross profit:
Aviation segment	$306,112	$215,130	$163,730
Marine segment	195,109	165,344	168,890
Land segment	133,782	61,667	42,971

	$635,003	$442,141	$375,591

Income from operations:
Aviation segment	$146,411	$118,351	$75,462
Marine segment	95,982	84,656	97,636
Land segment	62,049	15,948	10,778

	304,442	218,955	183,876
Corporate overhead	47,470	38,089	29,881

	$256,972	$180,866	$153,995

Depreciation and amortization:
Aviation segment, includes allocation from corporate	$23,392	$5,105	$5,391
Marine segment, includes allocation from corporate	3,942	4,178	3,288
Land segment, includes allocation from corporate	9,825	7,362	5,808
Corporate	3,371	2,461	2,469

	$40,530	$19,106	$16,956

Capital expenditures:
Aviation segment	$2,230	$510	$585
Marine segment	3,714	3,109	820
Land segment	3,031	1,243	476
Corporate	10,517	10,326	4,612

	$19,492	$15,188	$6,493

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2011	2010

Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,441 and $7,363 at December 31, 2011 and 2010, respectively	$569,086	$420,788
Marine segment, net of allowance for bad debt of $9,495 and $7,761 at December 31, 2011 and 2010, respectively	1,261,340	761,629
Land segment, net of allowance for bad debt of $6,365 and $5,077 at December 31, 2011 and 2010, respectively	330,135	204,283

	$2,160,561	$1,386,700

Goodwill:
Aviation segment	$102,509	$61,608
Marine segment	70,522	71,220
Land segment	173,215	154,606

	$346,246	$287,434

Identifiable intangible assets, net:
Aviation segment	$42,880	$44,799
Marine segment	8,659	10,498
Land segment	56,081	62,429

	$107,620	$117,726

Total assets:
Aviation segment	$1,149,031	$740,563
Marine segment	1,568,378	1,000,042
Land segment	816,595	524,592
Corporate	163,242	301,253

	$3,697,246	$2,566,450

Geographic Information
Information concerning our revenue, income from operations, non-current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2011	2010	2009

Revenue:
Americas (1)	$19,965,339	$10,250,360	$5,824,071
EMEA	6,695,315	3,472,934	2,147,208
Asia/Pacific	7,962,200	5,407,853	3,323,898

Total	$34,622,854	$19,131,147	$11,295,177

Income from operations:
Americas (1)	$92,083	$38,419	$37,137
EMEA	76,881	59,249	50,281
Asia/Pacific	88,008	83,198	66,577

Total	$256,972	$180,866	$153,995

	As of December 31,
	2011	2010

Non-current assets:
Americas (2)	$439,388	$388,115
EMEA	134,311	109,236
Asia/Pacific	1,320	1,232

Total	$575,019	$498,583

Total assets:
Americas (2)	$1,975,561	$1,338,262
EMEA	946,789	637,260
Asia/Pacific	774,896	590,928

Total	$3,697,246	$2,566,450

(1)
Includes revenue and income from operations related to the U.S., respectively, of $17.5 billion and $59.8 million, $8.7 billion and $1.6 million and $4.8 billion and $8.1 million in 2011, 2010 and 2009, respectively.

(2)
Includes non-current assets and total assets related to the U.S., respectively, of $425.2 million and $1.7 billion and $372.0 million and $1.2 billion in 2011 and 2010, respectively.

Major Customers
During each of the years presented on the consolidated statements of income, none of our customers accounted for more than 10% of total consolidated revenue.

12. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2011 and 2010 (in thousands, except earnings per share data):

	March 31, 2011 (1)	June 30, 2011 (1)(2)	September 30, 2011 (1)(2)	December 31, 2011 (1)(2)

Revenue	$7,079,406	$8,708,709	$9,510,792	$9,323,947

Gross profit	$136,768	$165,102	$170,847	$162,286

Net income including noncontrolling interest	$41,657	$50,673	$53,842	$53,030

Net income attributable to World Fuel	$41,109	$50,203	$52,655	$50,062

Basic earnings per share	$0.59	$0.71	$0.74	$0.70

Diluted earnings per share (5)	$0.58	$0.70	$0.74	$0.70

	March 31, 2010	June 30, 2010	September 30, 2010 (3)	December 31, 2010 (3)(4)

Revenue	$3,918,021	$4,397,275	$4,987,074	$5,828,777

Gross profit	$98,818	$107,569	$112,107	$123,647

Net income including noncontrolling interest	$33,840	$37,051	$36,374	$39,238

Net income attributable to World Fuel	$33,703	$36,977	$36,755	$39,430

Basic earnings per share (5)	$0.57	$0.62	$0.61	$0.57

Diluted earnings per share (5)	$0.56	$0.61	$0.60	$0.56

(1)
Includes NCS business operations since March 1, 2011 as a result of the acquisition.

(2)
Includes Ascent business operations since April 1, 2011 as a result of the acquisition.

(3)
Includes the Lakeside business operations since July 1, 2010 as a result of the acquisition.

(4)
Includes Western business operations since October 1, 2010, Gib Oil business operations since December 1, 2010 and Hiller business operations since December 31, 2010 as a result of the acquisitions.

(5)
Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic earnings per share amount reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2012.

WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR Michael J. Kasbar President and Chief Executive Officer
/s/ IRA M. BIRNS Ira M. Birns Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February 2012.

Signature	Title

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PAUL M. NOBEL Paul M. Nobel	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ PAUL H. STEBBINS Paul H. Stebbins	Executive Chairman of the Board
/s/ KEN BAKSHI Ken Bakshi	Director
/s/ RICHARD A. KASSAR Richard A. Kassar	Director
/s/ MYLES KLEIN Myles Klein	Director
/s/ ABBY F. KOHNSTAMM Abby F. Kohnstamm	Director
/s/ JOHN L. MANLEY John L. Manley	Director
/s/ J. THOMAS PRESBY J. Thomas Presby	Director
/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director