Form 10-Q
period 2012-03-31
WORLD FUEL SERVICES CORP
filed 2012-05-01
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The registrant had a total of 71,887,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 25, 2012.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.       Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	March 31,	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$242,593	$205,415
Accounts receivable, net	2,290,085	2,160,561
Inventories	450,285	472,584
Prepaid expenses	172,990	109,297
Other current assets	200,680	174,370
Total current assets	3,356,633	3,122,227

Property and equipment, net	89,509	90,710
Goodwill	348,214	346,246
Identifiable intangible assets, net	101,943	107,620
Non-current other assets	29,505	30,443
Total assets	$3,925,804	$3,697,246

Liabilities:
Current liabilities:
Short-term debt	$20,516	$17,800
Accounts payable	1,880,861	1,739,678
Customer deposits	83,907	105,554
Accrued expenses and other current liabilities	225,450	163,110
Total current liabilities	2,210,734	2,026,142

Long-term debt	265,147	269,348
Non-current income tax liabilities, net	46,194	47,703
Other long-term liabilities	8,153	7,335
Total liabilities	2,530,228	2,350,528

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 71,887 and 71,154 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	719	712
Capital in excess of par value	503,636	502,551
Retained earnings	879,973	836,222
Accumulated other comprehensive loss	(3,717)	(6,524)
Total World Fuel shareholders’ equity	1,380,611	1,332,961
Noncontrolling interest equity	14,965	13,757
Total equity	1,395,576	1,346,718
Total liabilities and equity	$3,925,804	$3,697,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months
	ended March 31,
	2012	2011

Revenue	$9,479,055	$7,079,406
Cost of revenue	9,321,820	6,942,638
Gross profit	157,235	136,768
Operating expenses:
Compensation and employee benefits	54,527	47,069
Provision for bad debt	141	796
General and administrative	43,311	33,378
	97,979	81,243
Income from operations	59,256	55,525
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,661)	(2,525)
Other income (expense), net	566	(928)
	(4,095)	(3,453)
Income before income taxes	55,161	52,072
Provision for income taxes	6,615	10,415
Net income including noncontrolling interest	48,546	41,657
Net income attributable to noncontrolling interest	2,131	548
Net income attributable to World Fuel	$46,415	$41,109

Basic earnings per common share	$0.65	$0.59

Basic weighted average common shares	70,998	69,970

Diluted earnings per common share	$0.65	$0.58

Diluted weighted average common shares	71,774	70,982

Comprehensive income:
Net income including noncontrolling interest	$48,546	$41,657
Other comprehensive income:
Foreign currency translation adjustment	2,807	701
Comprehensive income including noncontrolling interest	51,353	42,358
Comprehensive income attributable to noncontrolling interest	2,131	548
Comprehensive income attributable to World Fuel	$49,222	$41,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total
Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	46,415	—	46,415	2,131	48,546
Distribution of noncontrolling interest	—	—	—	—	—	—	(923)	(923)
Cash dividends declared	—	—	—	(2,664)	—	(2,664)	—	(2,664)
Amortization of share-based payment awards	—	—	2,435	—	—	2,435	—	2,435
Issuance of common stock related to share-based payment awards	758	7	2,722	—	—	2,729	—	2,729
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(25)	—	(4,072)	—	—	(4,072)	—	(4,072)
Other comprehensive income	—	—	—	—	2,807	2,807	—	2,807
Balance as of March 31, 2012	71,887	$719	$503,636	$879,973	$(3,717)	$1,380,611	$14,965	$1,395,576

					Accumulated		Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity	Total
Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Net income	—	—	—	41,109	—	41,109	548	41,657
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Cash dividends declared	—	—	—	(2,645)	—	(2,645)	—	(2,645)
Amortization of share-based payment awards	—	—	2,265	—	—	2,265	—	2,265
Issuance of common stock related to share-based payment awards including income tax benefit of $2,915	561	6	4,358	—	—	4,364	—	4,364
Issuance of common stock related to acquisition	691	7	27,491	—	—	27,498	—	27,498
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(49)	(1)	(6,415)	—	—	(6,416)	—	(6,416)
Other comprehensive income	—	—	—	—	701	701	—	701
Balance as of March 31, 2011	70,805	$708	$496,662	$691,260	$5,454	$1,194,084	$518	$1,194,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interest	$48,546	$41,657
Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	9,659	8,167
Provision for bad debt	141	796
Share-based payment award compensation costs	2,904	2,865
Deferred income tax provision	10,730	123
Extinguishment of liabilities	(3,490)	(819)
Foreign currency losses (gains), net	2,274	(818)
Other	(743)	446
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(127,281)	(457,573)
Inventories	23,010	(64,061)
Prepaid expenses	(63,607)	7,476
Other current assets	(35,155)	(12,223)
Non-current other assets	280	960
Accounts payable	143,990	331,061
Customer deposits	(22,336)	(9,407)
Accrued expenses and other current liabilities	62,665	6,923
Non-current income tax, net and other long-term liabilities	(2,795)	(59)
Total adjustments	246	(186,143)
Net cash provided by (used in) operating activities	48,792	(144,486)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(90)	(67,000)
Capital expenditures	(3,948)	(2,628)
Issuance of notes receivable	(325)	—
Repayment of notes receivable	210	—
Net cash used in investing activities	(4,153)	(69,628)
Cash flows from financing activities:
Borrowings under senior revolving credit facility	815,000	374,000
Repayments under senior revolving credit facility	(815,000)	(334,000)
Repayments of debt other than senior revolving credit facility	(1,492)	(463)
Dividends paid on common stock	(2,664)	(2,598)
Distribution of noncontrolling interest	(923)	—
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	2,915
Purchases of stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,072)	(6,416)
Net cash (used in) provided by financing activities	(9,151)	33,438
Effect of exchange rate changes on cash and cash equivalents	1,690	1,157
Net increase (decrease) in cash and cash equivalents	37,178	(179,519)
Cash and cash equivalents, as of beginning of period	205,415	272,893
Cash and cash equivalents, as of end of period	$242,593	$93,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended March 31, 2012 and 2011, but not yet paid, totaled $2.7 million and $2.6 million, respectively, as of March 31, 2012 and 2011 and were paid in April 2012 and 2011.

As of March 31, 2012, we had accrued capital expenditures totaling $0.9 million, which was recorded in accrued expenses and other current liabilities.

In March 2012, we recorded a $0.7 million increase for our estimated amounts payable to the sellers of Ascent Aviation Group, Inc. (“Ascent”) and goodwill related to a tax adjustment per the election under Section 338(h)(10) of the Internal Revenue Code of 1986 pursuant to the purchase agreement.

In January 2011, upon the consolidation of a joint venture that was previously accounted for as an equity investment, we recorded an initial noncontrolling interest of $0.6 million relating to its net assets.

In March 2012 and March 2011, we granted equity awards to certain employees of which $2.7 million and $1.5 million, respectively, was previously recorded in accrued expenses and other current liabilities.

In connection with our March 2011 acquisition, we issued equity of $27.5 million.  The following table presents the assets acquired, net of cash and liabilities assumed:

For the Three Months
ended March 31, 2011

Assets acquired, net of cash	$127,360
Liabilities assumed	$32,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.     Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2011 10-K Report.

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

Accounts Receivable Purchase Agreement

As of March 31, 2012, we had sold accounts receivable of $58.1 million and recorded a retained beneficial interest of $8.6 million.  During the three months ended March 31, 2012 and 2011, the fees and interest paid under a receivables purchase agreement were not significant.

Goodwill

During the three months ended March 31, 2012, based on our ongoing fair value assessment of certain of our 2011 acquisitions, we reclassified $2.9 million in goodwill from our aviation segment to our land segment and increased aviation segment goodwill by $1.8 million as a result of the reclassification of $1.1 million from identifiable intangible assets and a $0.7 million purchase price adjustment.  We had an additional goodwill increase of $0.2 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment.

Extinguishment of Liability

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received.  These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist.  During the three months ended March 31, 2012, we derecognized vendor liability accruals in the amount of $3.5 million, as compared to $0.8 million during the three months ended March 31, 2011, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

Recent Accounting Pronouncements

Disclosure About Offsetting Assets and Liabilities.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective at the beginning of our 2013 fiscal year and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure Relating to Comprehensive Income.  In June 2011, the FASB issued an ASU aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This ASU became effective on a retrospective basis at the beginning of our 2012 fiscal year.  In December 2011, the FASB issued an ASU to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are currently in effect.  The adoption of this ASU resulted in the inclusion of consolidated statements of comprehensive income for the periods presented below the consolidated statements of income.

Fair Value Measurements.  In May 2011, the FASB issued an ASU to provide a consistent definition of fair value and common requirements for measurement and disclosure of fair value between International Financial Reporting Standards and U.S. Generally Accepted Accounting Principles. This ASU changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The guidance became effective on a prospective basis at the beginning of our 2012 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

As of March 31, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for firm commitment hedging (long)	992	GAL	$0.18	$179
	2012	Commodity contracts for firm commitment hedging (short)	3,780	GAL	(0.08)	(318)
	2012	Commodity contracts for inventory hedging (short)	50,384	GAL	0.06	2,848
	2012	Commodity contracts for inventory hedging (short)	72	MT	6.36	458
						$3,167

Non-Designated	2012	Commodity contracts (long)	128,366	GAL	$0.08	$10,610
	2012	Commodity contracts (short)	199,585	GAL	(0.11)	(21,789)
	2012	Commodity contracts (long)	2,678	MT	49.70	133,103
	2012	Commodity contracts (short)	2,235	MT	(47.07)	(105,170)
	2013	Commodity contracts (long)	4,516	GAL	0.24	1,106
	2013	Commodity contracts (short)	9,670	GAL	(0.05)	(470)
	2013	Commodity contracts (long)	73	MT	23.38	1,707
	2013	Commodity contracts (short)	31	MT	(42.23)	(1,309)
	2014	Commodity contracts (long)	3	MT	20.33	61
	2014	Commodity contracts (short)	6	MT	(11.67)	(70)
	2012	Foreign currency contracts (long)	8,636	CAD	(0.00)	(29)
	2012	Foreign currency contracts (short)	15,236	CAD	(0.00)	(11)
	2012	Foreign currency contracts (long)	2,289,069	CLP	(0.00)	(43)
	2012	Foreign currency contracts (long)	636	EUR	0.02	14
	2012	Foreign currency contracts (short)	16,000	EUR	(0.00)	(50)
	2012	Foreign currency contracts (long)	14,947	GBP	0.01	208
	2012	Foreign currency contracts (short)	90,806	GBP	(0.01)	(1,160)
	2012	Foreign currency contracts (long)	164,573	MXN	(0.00)	(104)
	2012	Foreign currency contracts (short)	69,684	MXN	0.00	44
	2012	Foreign currency contracts (long)	27	AUD	(0.04)	(1)
	2012	Foreign currency contracts (short)	269	AUD	0.02	5
	2012	Foreign currency contracts (long)	893	BRL	0.03	26
	2012	Foreign currency contracts (short)	2,623	BRL	(0.02)	(63)
	2012	Foreign currency contracts (short)	11,001	DKK	(0.00)	(2)
	2012	Foreign currency contracts (short)	21,800,000	COP	(0.00)	(23)
	2013	Foreign currency contracts (long)	10,430	GBP	0.00	24
	2013	Foreign currency contracts (short)	23,315	GBP	0.00	41
						$16,655

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		March 31,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$4,213	$528
Commodity contracts	Accrued expenses and other current liabilities	—	22
		4,213	550
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	153,230	59,185
Commodity contracts	Non-current other assets	2,225	2,065
Commodity contracts	Accrued expenses and other current liabilities	6,985	3,231
Commodity contracts	Other long-term liabilities	43	40
Foreign currency contracts	Other current assets	254	1,912
Foreign currency contracts	Non-current other assets	98	1,082
Foreign currency contracts	Accrued expenses and other current liabilities	883	—
Foreign currency contracts	Other long-term liabilities	35	—
		163,753	67,515
		$167,966	$68,065

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$1,026	$1,519
Commodity contracts	Accrued expenses and other current liabilities	—	21
		1,026	1,540
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	95,140	37,713
Commodity contracts	Non-current other assets	241	2
Commodity contracts	Accrued expenses and other current liabilities	48,564	16,434
Commodity contracts	Other long-term liabilities	779	1,213
Foreign currency contracts	Other current assets	66	413
Foreign currency contracts	Non-current other assets	102	481
Foreign currency contracts	Accrued expenses and other current liabilities	2,080	124
Foreign currency contracts	Other long-term liabilities	146	—
		147,118	56,380
		$148,144	$57,920

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivatives	Location	2012	2011	Hedged Items	Location	2012	2011
Three months ended March 31,
Commodity contracts	Revenue	$265	$10,687	Firm commitments	Revenue	$(201)	$(11,433)
Commodity contracts	Cost of revenue	(1,417)	(7,461)	Firm commitments	Cost of revenue	739	8,037
Commodity contracts	Cost of revenue	(26,329)	(40,259)	Inventories	Cost of revenue	29,428	47,341
		$(27,481)	$(37,033)			$29,966	$43,945

There were no gains or losses for the three months ended March 31, 2012 and 2011 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2012	2011

Three months ended March 31,
Commodity contracts	Revenue	$(223)	$1,558
Commodity contracts	Cost of revenue	7,021	663
Foreign currency contracts	Revenue	(1,552)	—
Foreign currency contracts	Other income (expense), net	(1,662)	(1,909)
		$3,584	$312

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered was $2.3 million as of March 31, 2012.

3.     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended
	March 31,
	2012	2011

Numerator:
Net income attributable to World Fuel	$46,415	$41,109

Denominator:
Weighted average common shares for basic earnings per common share	70,998	69,970
Effect of dilutive securities	776	1,012
Weighted average common shares for diluted earnings per common share	71,774	70,982

Weighted average anti-dilutive securities which are not included in the calculation of diluted earnings per common share	54	—

Basic earnings per common share	$0.65	$0.59

Diluted earnings per common share	$0.65	$0.58

4.     Interest Expense and Other Financing Costs, net

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended
	March 31,
	2012	2011

Interest income	$272	$79
Interest expense and other financing costs	(4,933)	(2,604)
	$(4,661)	$(2,525)

5.     Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended
	March 31,
	2012	2011

Income tax provision	$6,615	$10,415

Effective income tax rate	12.0%	20.0%

Our provision for income taxes for each of the three-month periods ended March 31, 2012 and 2011 were calculated based on the estimated annual effective tax rate for the full 2012 fiscal year, adjusted for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain tax position, and 2011 fiscal year.  The actual effective tax rate for the full 2012 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.     Commitments and Contingencies

Legal Matters

We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our liability, if any, under any other pending litigation or administrative proceedings, even if determined adversely, would not materially affect our financial condition, results of operations or cash flows. As of March 31, 2012, we had recorded certain reserves which were not significant.

7.     Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our notes receivable and debt approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, notes receivable of $7.0 million as of March 31, 2012 and $6.8 million as of December 31, 2011 are categorized in Level 3, the debt under our Term Loan Facility of $250.0 million as of March 31, 2012 and December 31, 2011 is categorized in Level 2 and all other debt of $35.7 million as of March 31, 2012 and $37.1 million as of December 31, 2011 is categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of March 31, 2012
Assets:
Commodity contracts	$33,122	$133,574	$—	$166,696	$(128,148)	$38,548
Foreign currency contracts	—	1,270	—	1,270	(1,086)	184
Hedged item commitments	—	443	—	443	(27)	416
Total	$33,122	$135,287	$—	$168,409	$(129,261)	$39,148
Liabilities:
Commodity contracts	$25,534	$120,216	$—	$145,750	$(103,865)	$41,885
Foreign currency contracts	—	2,394	—	2,394	(1,086)	1,308
Hedged item inventories	—	438	—	438	—	438
Hedged item commitments	—	157	—	157	(27)	130
Earn-out	—	—	4,323	4,323	—	4,323
Total	$25,534	$123,205	$4,323	$153,062	$(104,978)	$48,084

As of December 31, 2011
Assets:
Commodity contracts	$14,038	$51,033	$—	$65,071	$(43,275)	$21,796
Foreign currency contracts	—	2,994	—	2,994	(893)	2,101
Hedged item inventories	—	3,216	—	3,216	—	3,216
Hedged item commitments	—	206	—	206	—	206
Total	$14,038	$57,449	$—	$71,487	$(44,168)	$27,319
Liabilities:
Commodity contracts	$10,148	$46,754	$—	$56,902	$(43,291)	$13,611
Foreign currency contracts	—	1,018	—	1,018	(893)	125
Hedged item inventories	—	24	—	24	—	24
Earn-out	—	—	4,194	4,194	—	4,194
Total	$10,148	$47,796	$4,194	$62,138	$(44,184)	$17,954

Fair value of commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, basis differentials, interest rates, credit risk ratings, option volatility and currency rates.  Fair value of hedged item inventories is derived using spot commodity prices and basis differentials.  Fair value of foreign currency contracts is derived using forward prices that take into account interest rates, credit risk ratings and currency rates.

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

As of March 31, 2012, included within netting and collateral in the above table, the amounts recognized for the obligation to return cash collateral and the right to reclaim cash collateral that have been offset against fair value assets and fair value liabilities were $24.7 million and $0.4 million, respectively. As of December 31, 2011, included within netting and collateral in the above table, the amounts recognized for the obligation to return cash collateral and the right to reclaim cash collateral that have been offset against fair value assets and fair value liabilities were $1.0 million and $0.8 million, respectively.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, (Liabilities) Assets	Realized and Unrealized Losses Included in Earnings	Settlements	End of Period, Liabilities	Change in Unrealized Losses Relating to Instruments Still Held as of end of Period

Three months ended March 31, 2012

Earn-out	(4,194)	(129)	—	(4,323)	(129)
Total	$(4,194)	$(129)	$—	$(4,323)	$(129)

Three months ended March 31, 2011

Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	(139)	—	(5,151)	(139)
Total	$(4,922)	$(139)	$(90)	$(5,151)	$(139)

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.  There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no Level 3 purchases, sales or issuances for the periods presented.

Earn-out Relating to 2009 Acquisition

In connection with an acquisition made in 2009, we entered into an earn-out agreement with the sellers based on achieving certain operating targets over a three year period ending April 3, 2012.  As of March 31, 2012 and 2011, the estimated fair value of the earn-out liability is $4.3 million and $5.2 million, respectively.  During the three months ended March 31, 2012 and 2011, there was a $0.1 million Level 3 adjustment related to unrealized foreign currency losses.  The impact of the acquisition’s revenue and net income did not have a significant impact on our results for the three months ended March 31, 2012 and 2011.

8.     Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land.  Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  The results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS activity is now included in our land segment.  The results of operations include the results of Ascent in our aviation segment commencing on April 1, 2011, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended
	March 31,
	2012	2011
Revenue:
Aviation segment	$3,411,547	$2,646,592
Marine segment	3,904,191	2,999,419
Land segment	2,163,317	1,433,395
	$9,479,055	$7,079,406

Gross profit:
Aviation segment	$64,914	$70,128
Marine segment	55,077	40,215
Land segment	37,244	26,425
	$157,235	$136,768

Income from operations:
Aviation segment	$26,833	$38,170
Marine segment	27,445	17,355
Land segment	16,200	10,663
	70,478	66,188
Corporate overhead – unallocated	11,222	10,663
	$59,256	$55,525

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	March 31,	December 31,
	2012	2011
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,419 and $8,441 as of March 31, 2012 and December 31, 2011, respectively	$608,959	$569,086
Marine segment, net of allowance for bad debt of $9,422 and $9,495 as of March 31, 2012 and December 31, 2011, respectively	1,260,189	1,261,340
Land segment, net of allowance for bad debt of $6,456 and $6,365 as of March 31, 2012 and December 31, 2011, respectively	420,937	330,135
	$2,290,085	$2,160,561

Total assets:
Aviation segment	$1,290,714	$1,149,031
Marine segment	1,573,637	1,568,378
Land segment	932,108	816,595
Corporate	129,345	163,242
	$3,925,804	$3,697,246

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2011 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2011 10-K Report.

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

•                  loss of, or reduced sales to a significant government customer;

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

•      increased levels of competition;

•      the outcome of litigation; and

•                  other risks, including those described in “Item 1A - Risk Factors” in our 2011 10-K Report and those described from time to time in our other filings with the SEC.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments, and we also offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we also operate a small number of retail gas stations in the U.S. and Gibraltar.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy and transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A — Risk Factors” of our 2011 10-K Report.

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

Results of Operations

The results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS activity is now included in our land segment.  The results of operations include the results of Ascent Aviation Group, Inc. (“Ascent”) in our aviation segment commencing on April 1, 2011, its acquisition date.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue.  Our revenue for the first quarter of 2012 was $9.5 billion, an increase of $2.4 billion, or 33.9%, as compared to the first quarter of 2011.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2012	2011	$ Change

Aviation segment	$3,411,547	$2,646,592	$764,955
Marine segment	3,904,191	2,999,419	904,772
Land segment	2,163,317	1,433,395	729,922
	$9,479,055	$7,079,406	$2,399,649

Our aviation segment contributed $3.4 billion in revenue for the first quarter of 2012, an increase of $0.8 billion, or 28.9% as compared to the first quarter of 2011.  Of the total increase in aviation segment revenue, $0.5 billion was due to increased sales volume primarily from additional sales to both new and existing customers as well as incremental sales derived from the NCS and Ascent acquisitions.  The remaining increase of $0.3 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first quarter of 2012 as compared to the first quarter of 2011.

Our marine segment contributed $3.9 billion in revenue for the first quarter of 2012, an increase of $0.9 billion, or 30.2%, as compared to the first quarter of 2011.  Of the total increase in marine segment revenue, $0.7 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first quarter of 2012 as compared to the first quarter of 2011. The remaining increase of $0.2 billion was due to increased sales volume from additional sales to both new and existing customers.

Our land segment contributed $2.2 billion in revenue for the first quarter of 2012, an increase of $0.7 billion, or 50.9%, as compared to the first quarter of 2011.  Of the total increase in land segment revenue, $0.5 billion was primarily due to increased sales volume to both new and existing customers.  The remaining increase of $0.2 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first quarter of 2012 as compared to the first quarter of 2011.

Gross Profit.  Our gross profit for the first quarter of 2012 was $157.2 million, an increase of $20.5 million, or 15.0%, as compared to the first quarter of 2011.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2012	2011	$ Change

Aviation segment	$64,914	$70,128	$(5,214)
Marine segment	55,077	40,215	14,862
Land segment	37,244	26,425	10,819
	$157,235	$136,768	$20,467

Our aviation segment gross profit for the first quarter of 2012 was $64.9 million, a decrease of $5.2 million, or 7.4%, as compared to the first quarter of 2011. The decrease in aviation segment gross profit was due to $20.8 million in decreased gross profit per gallon sold primarily due to a change in customer mix for the quarter, partially offset by $15.6 million in increased sales volume to both new and existing customers and sales derived from the NCS and Ascent acquisitions.

Our marine segment gross profit for the first quarter of 2012 was $55.1 million, an increase of $14.9 million, or 37.0%, as compared to the first quarter of 2011. The increase in marine segment gross profit was due to $12.5 million in increased gross profit per metric ton sold primarily due to fluctuations in customer mix, certain higher margin business activity and an improvement in market conditions.  The remaining increase of $2.4 million was due to increased sales volume to both new and existing customers.

Our land segment gross profit for the first quarter of 2012 was $37.2 million, an increase of $10.8 million, or 40.9%, as compared to the first quarter of 2011. The increase in land segment gross profit was due to $14.0 million in increased sales volume to both new and existing customers and sales derived from the NCS acquisition, partially offset by $3.2 million in decreased gross profit per gallon sold primarily due to market conditions.

Operating Expenses.  Total operating expenses for the first quarter of 2012 were $98.0 million, an increase of $16.7 million, or 20.6%, as compared to the first quarter of 2011.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	March 31,
	2012	2011	$ Change

Compensation and employee benefits	$54,527	$47,069	$7,458
Provision for bad debt	141	796	(655)
General and administrative	43,311	33,378	9,933
	$97,979	$81,243	$16,736

Of the total increase in operating expenses, $7.5 million was related to compensation and employee benefits and $9.9 million was related to general and administrative expenses. This was partially offset by a decrease of $0.7 million related to provision for bad debt.  The increase in compensation and employee benefits was primarily due to compensation related to the inclusion of the acquired businesses, compensation for new hires to support our growing global business and increases in incentive-based compensation. The increase in general and administrative expenses was primarily due to the inclusion of the acquired businesses, as well as increases related to professional fees, insurance and depreciation.

Income from Operations.  Our income from operations for the first quarter of 2012 was $59.3 million, an increase of $3.7 million, or 6.7%, as compared to the first quarter of 2011.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2012	2011	$ Change

Aviation segment	$26,833	$38,170	$(11,337)
Marine segment	27,445	17,355	10,090
Land segment	16,200	10,663	5,537
	70,478	66,188	4,290
Corporate overhead - unallocated	11,222	10,663	559
	$59,256	$55,525	$3,731

Our aviation segment income from operations was $26.8 million for the first quarter of 2012, a decrease of $11.3 million, or 29.7%, as compared to the first quarter of 2011. This decrease resulted from $5.2 million in lower gross profit and $6.1 million in increased operating expenses. The increase in aviation segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses primarily attributable to the inclusion of the operating results of the NCS and Ascent acquisitions.

Our marine segment earned $27.4 million in income from operations for the first quarter of 2012, an increase of $10.1 million, or 58.1%, as compared to the first quarter of 2011. This increase resulted from $14.9 million in higher gross profit, which was partially offset by increased operating expenses of $4.8 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits and general and administrative expenses.

Our land segment income from operations was $16.2 million for the first quarter of 2012, an increase of $5.5 million, or 51.9%, as compared to the first quarter of 2011. This increase resulted from $10.8 million in higher gross profit, which was partially offset by increased operating expenses of $5.3 million. The increase in land segment operating expenses was primarily due to higher compensation and employee benefits and general and administrative expenses.

Corporate overhead costs not charged to the business segments were $11.2 million for the first quarter of 2012, an increase of $0.6 million, or 5.2%, as compared to the first quarter of 2011. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net. For the first quarter of 2012, we had non-operating expenses, net of $4.1 million, an increase of $0.6 million as compared to the first quarter of 2011. This increase was primarily due to an increase in interest expense and other financing costs, net, as a result of the borrowings under the Term Loan Facility, partially offset by foreign currency exchange gains in the first quarter of 2012 compared to foreign currency exchange losses in the first quarter of 2011.

Taxes. For the first quarter of 2012, our effective tax rate was 12.0% and our income tax provision was $6.6 million, as compared to an effective tax rate of 20.0% and an income tax provision of $10.4 million for the first quarter of 2011. The lower effective tax rate for the first quarter of 2012 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to the first quarter of 2011 and an income tax benefit of $3.3 million for a discrete item related to a change in estimate for an uncertain tax position.  Excluding this discrete tax benefit, our effective tax rate for the first quarter of 2012 would have been 18.0%.

Net Income and Diluted Earnings per Common Share. Our net income for the first quarter of 2012 was $46.4 million, an increase of $5.3 million, or 12.9%, as compared to the first quarter of 2011. Diluted earnings per common share for the first quarter of 2012 was $0.65 per common share, an increase of $0.07 per common share, or 12.1%, as compared to the first quarter of 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between our net income and our non-GAAP net income for the first quarter of 2012 and 2011 (in thousands):

	For the Three Months ended
	March 31,
	2012	2011

Net income	$46,415	$41,109
Share-based compensation expense, net of taxes	2,001	2,009
Intangible asset amortization expense, net of taxes	4,466	3,662
Non-GAAP net income	$52,882	$46,780

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for the first quarter of 2012 and 2011:

	For the Three Months ended
	March 31,
	2012	2011

Diluted earnings per common share	$0.65	$0.58
Share-based compensation expense, net of taxes	0.03	0.03
Intangible asset amortization expense, net of taxes	0.06	0.05
Non-GAAP diluted earnings per common share	$0.74	$0.66

The non-GAAP financial measures exclude costs associated with share-based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.  In addition, our presentation of non-GAAP net income and non-GAAP earnings per common share may not be comparable to the presentation of such metrics by other companies.  Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

The following table reflects the major categories of cash flows for the three months ended March 31, 2012 and 2011.  For additional details, please see the consolidated statements of cash flows.

	For the Three Months ended
	March 31,
	2012	2011

Net cash provided by (used in) operating activities	$48,792	$(144,486)
Net cash used in investing activities	(4,153)	(69,628)
Net cash (used in) provided by financing activities	(9,151)	33,438

Operating Activities. For the three months ended March 31, 2012, net cash provided by operating activities totaled $48.8 million as compared to net cash used in operating activities of $144.5 million in 2011. The $193.3 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily net working capital, and increased net income.

Investing Activities. For the three months ended March 31, 2012, net cash used in investing activities was $4.2 million as compared to $69.6 million in 2011. The $65.4 million decrease in cash used in investing activities compared to 2011 was primarily due to the acquisition of NCS in the first quarter of 2011.

Financing activities.  For the three months ended March 31, 2012, net cash used in financing activities was $9.2 million as compared to net cash provided by financing activities of $33.4 million in 2011.  The $42.6 million change in financing cash flows was primarily due to lower net borrowings under our Credit Facility in 2012 compared to 2011.

Other Liquidity Measures

Cash and Cash Equivalents.  As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $242.6 million and $205.4 million, respectively, of which $50.1 million of the December 31, 2011 balance was held by certain of our foreign subsidiaries and not available to fund our domestic operations without incurring additional costs. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loan Facility. Our Credit Facility permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016. We had no outstanding borrowings under our Credit Facility as of March 31, 2012 and December 31, 2011. Our issued letters of credit under the Credit Facility totaled $147.6 million and $45.3 million as of March 31, 2012 and December 31, 2011, respectively.  Additionally, we have $250.0 million outstanding under our Term Loan Facility.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loan Facility contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loan Facility could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loan Facility, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2012, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loan Facility.

Other Credit Lines. Additionally, we have other unsecured credit lines aggregating $153.3 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2012 and December 31, 2011, our outstanding letters of credit and bank guarantees under these credit lines totaled $138.6 million and $122.3 million, respectively. We also have a Receivables Purchase Agreement (“RPA”) to allow for the sale of up to $125.0 million of our accounts receivable.  As of March 31, 2012, we had sold accounts receivable of $58.1 million and recorded a retained beneficial interest of $8.6 million under the RPA.

Short-Term Debt. As of March 31, 2012, our short-term debt of $20.5 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, borrowings under the Term Loan Facility and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in our derivative obligations, purchase commitment obligations, liabilities for unrecognized tax benefits, interest and penalties (“Unrecognized Tax Liabilities”) and letters of credit, as described below, our remaining contractual obligations and off-balance sheet arrangements did not change materially from December 31, 2011 to March 31, 2012.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2011 10-K Report.

Contractual Obligations

Derivative Obligations.  As of March 31, 2012, our net derivative obligations were $43.6 million.

Purchase Commitment Obligations.  As of March 31, 2012, our purchase commitment obligations were $92.0 million.

Unrecognized Tax Liabilities.  As of March 31, 2012, our Unrecognized Tax Liabilities were $35.0 million.  The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2012, we had issued letters of credit and bank guarantees totaling $286.2 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

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

As of March 31, 2012, our derivative instruments were as follows (in thousands, except mark to market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for firm commitment hedging (long)	992	GAL	$0.18	$179
	2012	Commodity contracts for firm commitment hedging (short)	3,780	GAL	(0.08)	(318)
	2012	Commodity contracts for inventory hedging (short)	50,384	GAL	0.06	2,848
	2012	Commodity contracts for inventory hedging (short)	72	MT	6.36	458
						$3,167

Non-Designated	2012	Commodity contracts (long)	128,366	GAL	$0.08	$10,610
	2012	Commodity contracts (short)	199,585	GAL	(0.11)	(21,789)
	2012	Commodity contracts (long)	2,678	MT	49.70	133,103
	2012	Commodity contracts (short)	2,235	MT	(47.07)	(105,170)
	2013	Commodity contracts (long)	4,516	GAL	0.24	1,106
	2013	Commodity contracts (short)	9,670	GAL	(0.05)	(470)
	2013	Commodity contracts (long)	73	MT	23.38	1,707
	2013	Commodity contracts (short)	31	MT	(42.23)	(1,309)
	2014	Commodity contracts (long)	3	MT	20.33	61
	2014	Commodity contracts (short)	6	MT	(11.67)	(70)
	2012	Foreign currency contracts (long)	8,636	CAD	(0.00)	(29)
	2012	Foreign currency contracts (short)	15,236	CAD	(0.00)	(11)
	2012	Foreign currency contracts (long)	2,289,069	CLP	(0.00)	(43)
	2012	Foreign currency contracts (long)	636	EUR	0.02	14
	2012	Foreign currency contracts (short)	16,000	EUR	(0.00)	(50)
	2012	Foreign currency contracts (long)	14,947	GBP	0.01	208
	2012	Foreign currency contracts (short)	90,806	GBP	(0.01)	(1,160)
	2012	Foreign currency contracts (long)	164,573	MXN	(0.00)	(104)
	2012	Foreign currency contracts (short)	69,684	MXN	0.00	44
	2012	Foreign currency contracts (long)	27	AUD	(0.04)	(1)
	2012	Foreign currency contracts (short)	269	AUD	0.02	5
	2012	Foreign currency contracts (long)	893	BRL	0.03	26
	2012	Foreign currency contracts (short)	2,623	BRL	(0.02)	(63)
	2012	Foreign currency contracts (short)	11,001	DKK	(0.00)	(2)
	2012	Foreign currency contracts (short)	21,800,000	COP	(0.00)	(23)
	2013	Foreign currency contracts (long)	10,430	GBP	0.00	24
	2013	Foreign currency contracts (short)	23,315	GBP	0.00	41
						$16,655

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2012.

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

Part II — Other Information

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2012 (in thousands, except average per share):

			Total Number	Total Cost of	Remaining Authorized
			of Shares Purchased	Shares Purchased	Stock Repurchases
	Total Number		as Part of Publicly	as Part of Publicly	under Publicly
	of Shares	Average Price	Announced Plans	Announced Plans	Announced Plans
Period	Purchased (1)	Per Share Paid	or Programs (2)	or Programs (2)	or Programs (2)

1/1/12-1/31/12	—	$—	—	$—	50,000
2/1/12-2/29/12	4	46.94	—	—	50,000
3/1/12-3/31/12	21	42.12	—	—	50,000
Total	25	$42.88	—	$—	$50,000

(1)   These shares relate to the purchase of stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)   In October 2008, our Board of Directors authorized a $50.0 million share repurchase program. The program does not require a minimum number of shares to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of March 31, 2012, no shares of our common stock had been repurchased under this program.  The timing and amount of shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.       Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1

Amendment No.2 to Third Amended and Restated Credit Agreement among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent, dated as of April 11, 2012.

10.2

Third Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of March 27, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

Date: May 1, 2012	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer