Form 10-Q
period 2012-06-30
WORLD FUEL SERVICES CORP
filed 2012-08-01
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The registrant had a total of 72,063,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 25, 2012.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.        Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30,	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$136,676	$205,415
Accounts receivable, net	2,124,645	2,160,561
Inventories	557,390	472,584
Prepaid expenses	158,239	109,297
Other current assets	319,895	174,370
Total current assets	3,296,845	3,122,227

Property and equipment, net	92,597	90,710
Goodwill	353,547	346,246
Identifiable intangible assets, net	103,739	107,620
Non-current other assets	41,166	30,443
Total assets	$3,887,894	$3,697,246

Liabilities:
Current liabilities:
Short-term debt	$23,780	$17,800
Accounts payable	1,774,508	1,739,678
Customer deposits	98,478	105,554
Accrued expenses and other current liabilities	190,978	163,110
Total current liabilities	2,087,744	2,026,142

Long-term debt	308,212	269,348
Non-current income tax liabilities, net	43,013	47,703
Other long-term liabilities	9,857	7,335
Total liabilities	2,448,826	2,350,528

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,058 and 71,154 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	721	712
Capital in excess of par value	506,213	502,551
Retained earnings	925,887	836,222
Accumulated other comprehensive loss	(14,603)	(6,524)
Total World Fuel shareholders’ equity	1,418,218	1,332,961
Noncontrolling interest equity	20,850	13,757
Total equity	1,439,068	1,346,718
Total liabilities and equity	$3,887,894	$3,697,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Revenue	$9,618,797	$8,708,709	$19,097,852	$15,788,115
Cost of revenue	9,446,674	8,543,607	18,768,494	15,486,245
Gross profit	172,123	165,102	329,358	301,870
Operating expenses:
Compensation and employee benefits	56,183	54,877	110,710	101,946
Provision for bad debt	641	3,531	782	4,327
General and administrative	42,941	40,591	86,252	73,969
	99,765	98,999	197,744	180,242
Income from operations	72,358	66,103	131,614	121,628
Non-operating expenses, net:
Interest expense and other financing costs, net	(5,437)	(4,298)	(10,098)	(6,823)
Other (expense) income, net	(88)	(83)	478	(1,011)
	(5,525)	(4,381)	(9,620)	(7,834)
Income before income taxes	66,833	61,722	121,994	113,794
Provision for income taxes	11,951	11,049	18,566	21,464
Net income including noncontrolling interest	54,882	50,673	103,428	92,330
Net income attributable to noncontrolling interest	6,282	470	8,413	1,018
Net income attributable to World Fuel	$48,600	$50,203	$95,015	$91,312

Basic earnings per common share	$0.68	$0.71	$1.34	$1.30

Basic weighted average common shares	71,173	70,856	71,083	70,400

Diluted earnings per common share	$0.68	$0.70	$1.32	$1.28

Diluted weighted average common shares	71,767	71,558	71,773	71,299

Comprehensive income:
Net income including noncontrolling interest	$54,882	$50,673	$103,428	$92,330
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,886)	440	(8,079)	1,141
Comprehensive income including noncontrolling interest	43,996	51,113	95,349	93,471
Comprehensive income attributable to noncontrolling interest	6,282	470	8,413	1,018
Comprehensive income attributable to World Fuel	$37,714	$50,643	$86,936	$92,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total
Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	95,015	—	95,015	8,413	103,428
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,320)	(1,320)
Cash dividends declared	—	—	—	(5,350)	—	(5,350)	—	(5,350)
Amortization of share-based payment awards	—	—	5,487	—	—	5,487	—	5,487
Issuance of common stock related to share-based payment awards	938	9	2,721	—	—	2,730	—	2,730
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(34)	—	(4,546)	—	—	(4,546)	—	(4,546)
Other comprehensive loss	—	—	—	—	(8,079)	(8,079)	—	(8,079)
Balance as of June 30, 2012	72,058	$721	$506,213	$925,887	$(14,603)	$1,418,218	$20,850	$1,439,068

					Accumulated		Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)
	Shares	Amount	Par Value	Earnings	Income	Equity	Equity	Total
Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Net income	—	—	—	91,312	—	91,312	1,018	92,330
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,042	10,042
Cash dividends declared	—	—	—	(5,297)	—	(5,297)	—	(5,297)
Amortization of share-based payment awards	—	—	4,801	—	—	4,801	—	4,801
Issuance of common stock related to share-based payment awards including income tax benefit of $3,810	920	9	5,257	—	—	5,266	—	5,266
Issuance of common stock related to acquisition	691	7	27,484	—	—	27,491	—	27,491
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(78)	(1)	(8,654)	—	—	(8,655)	—	(8,655)
Other comprehensive income	—	—	—	—	1,141	1,141	—	1,141
Balance as of June 30, 2011	71,135	$711	$497,851	$738,811	$5,894	$1,243,267	$11,030	$1,254,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interest	$103,428	$92,330
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	17,668	18,740
Provision for bad debt	782	4,327
Share-based payment award compensation costs	5,957	5,658
Deferred income tax provision	9,855	6,564
Extinguishment of liabilities	(7,381)	(3,166)
Foreign currency gains, net	(4,843)	(411)
Other	1,346	893
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	42,097	(535,628)
Inventories	(76,710)	(180,534)
Prepaid expenses	(50,619)	29,252
Other current assets	(126,805)	(53,858)
Cash collateral deposits held by financial counterparties	(128,058)	(650)
Non-current other assets	(6,137)	(1,415)
Accounts payable	39,197	481,054
Customer deposits	15,747	(14,779)
Accrued expenses and other current liabilities	111,229	13,035
Non-current income tax, net and other long-term liabilities	(3,676)	889
Total adjustments	(160,351)	(230,029)
Net cash used in operating activities	(56,923)	(137,699)
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(29,038)	(106,013)
Capital expenditures	(9,567)	(7,394)
Issuance of notes receivable	(401)	(8,148)
Repayment of notes receivable	401	8,148
Net cash used in investing activities	(38,605)	(113,407)
Cash flows from financing activities:
Borrowings under senior revolving credit facility	1,958,000	2,416,000
Repayments under senior revolving credit facility	(1,910,000)	(2,278,000)
Borrowings under senior term loans	50,000	—
Repayments under senior term loans	(50,000)	—
Repayments of other debt	(6,103)	(6,123)
Dividends paid on common stock	(5,350)	(5,294)
Payment of earn-out liability	(4,304)	—
Payment of assumed employee benefits	—	(5,421)
Capital contribution for joint venture	—	10,000
Distribution of noncontrolling interest	(1,401)	—
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	3,810
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,546)	(8,654)
Net cash provided by financing activities	26,296	126,318
Effect of exchange rate changes on cash and cash equivalents	493	1,630
Net decrease in cash and cash equivalents	(68,739)	(123,158)
Cash and cash equivalents, as of beginning of period	205,415	272,893
Cash and cash equivalents, as of end of period	$136,676	$149,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

(Unaudited - In thousands)

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per share for the three months ended June 30, 2012 and 2011, but not yet paid, totaled $2.7 million as of June 30, 2012 and 2011, and were paid in July 2012 and 2011, respectively.

In connection with our acquisitions during the six months ended June 30, 2012, we issued promissory notes of $2.2 million.  In connection with our acquisitions during the six months ended June 30, 2011, we issued $27.5 million of common stock and a promissory note of $7.5 million.

During the six months ended June 30, 2012 and 2011, we granted equity awards to certain employees of which $2.7 million and $1.5 million, respectively, was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Six Months ended June 30,
	2012	2011
Assets acquired, net of cash	$28,795	$188,959
Liabilities assumed	$3,157	$47,967

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

Accounts Receivable Purchase Agreement

We have a Receivables Purchase Agreement (“RPA”) to sell up to $125.0 million of certain of our accounts receivable. On our sold receivables, we are charged a discount margin equivalent to a floating market rate plus 2% and certain other fees, as applicable and we retain a beneficial interest in certain of the sold accounts receivable which is included in accounts receivable, net in the accompanying consolidated balance sheets.

As of June 30, 2012, we had sold accounts receivable of $96.1 million and retained a beneficial interest of $14.3 million.  During the three and six months ended June 30, 2012, the fees and interest paid under the receivables purchase agreement were not significant.

Goodwill

During the first six months of 2012, we recorded goodwill of $6.1 million in our aviation segment in connection with two acquisitions completed during the period, which were not material individually or in the aggregate.  In addition, based on our ongoing fair value assessment of certain of our 2011 acquisitions since December 31, 2011, we reclassified $2.9 million in goodwill from our aviation segment to our land segment and increased aviation segment goodwill by $1.8 million as a result of the reclassification of $1.1 million from identifiable intangible assets and a $0.7 million purchase price adjustment.  We had a reduction in goodwill of $0.5 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment.

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

Disclosure Relating to Comprehensive Income.  In June 2011, the FASB issued an ASU aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This ASU became effective on a prospective basis at the beginning of our 2012 fiscal year.  In December 2011, the FASB issued an ASU to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are currently in effect.  The adoption of this ASU resulted in the inclusion of consolidated statements of comprehensive income for the periods presented below the consolidated statements of income.

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

As of June 30, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for inventory hedging (short)	63,331	GAL	$(0.09)	$(5,551)
	2012	Commodity contracts for inventory hedging (short)	48	MT	(34.90)	(1,675)
						$(7,226)

Non-Designated	2012	Commodity contracts (long)	222,725	GAL	$(0.03)	$(6,486)
	2012	Commodity contracts (short)	321,090	GAL	0.08	28,814
	2012	Commodity contracts (long)	4,792	MT	(19.26)	(92,284)
	2012	Commodity contracts (short)	3,366	MT	21.30	71,698
	2013	Commodity contracts (long)	16,298	GAL	(0.02)	(263)
	2013	Commodity contracts (short)	66,505	GAL	0.20	13,500
	2013	Commodity contracts (long)	1,702	MT	(28.62)	(48,704)
	2013	Commodity contracts (short)	600	MT	60.64	36,384
	2014	Commodity contracts (long)	3	MT	(42.00)	(126)
	2014	Commodity contracts (short)	6	MT	50.17	301
	2012	Foreign currency contracts (long)	13,442	CAD	0.01	110
	2012	Foreign currency contracts (short)	13,300	CAD	(0.01)	(111)
	2012	Foreign currency contracts (long)	1,758,457	CLP	(0.00)	(5)
	2012	Foreign currency contracts (short)	73,000	CLP	0.00	2
	2012	Foreign currency contracts (long)	2,069	EUR	0.01	11
	2012	Foreign currency contracts (short)	15,834	EUR	(0.00)	(74)
	2012	Foreign currency contracts (long)	19,812	GBP	0.00	6
	2012	Foreign currency contracts (short)	73,601	GBP	(0.00)	(168)
	2012	Foreign currency contracts (long)	182,641	MXN	0.00	119
	2012	Foreign currency contracts (short)	44,855	MXN	(0.00)	(17)
	2012	Foreign currency contracts (long)	491	AUD	0.02	8
	2012	Foreign currency contracts (short)	497	AUD	(0.02)	(8)
	2012	Foreign currency contracts (long)	2,336	BRL	0.01	12
	2012	Foreign currency contracts (short)	5,100	RON	(0.00)	(17)
	2012	Foreign currency contracts (short)	17,000	DKK	(0.00)	(44)
	2012	Foreign currency contracts (short)	14,200,000	COP	0.00	23
	2012	Foreign currency contracts (long)	7,000	SGD	0.00	23
	2012	Foreign currency contracts (short)	11,400	SGD	(0.01)	(109)
	2013	Foreign currency contracts (long)	27,715	GBP	(0.02)	(439)
	2013	Foreign currency contracts (short)	43,115	GBP	0.02	795
						$2,946

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		June 30,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$794	$528
Commodity contracts	Accrued expenses and other current liabilities	—	22
		794	550
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	95,748	59,185
Commodity contracts	Non-current other assets	9,520	2,065
Commodity contracts	Accrued expenses and other current liabilities	142,035	3,231
Commodity contracts	Other long-term liabilities	29	40
Foreign currency contracts	Other current assets	1,975	1,912
Foreign currency contracts	Non-current other assets	165	1,082
Foreign currency contracts	Accrued expenses and other current liabilities	75	—
		249,547	67,515
		$250,341	$68,065

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$834	$1,519
Commodity contracts	Accrued expenses and other current liabilities	7,186	21
		8,020	1,540
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	12,659	37,713
Commodity contracts	Non-current other assets	214	2
Commodity contracts	Accrued expenses and other current liabilities	231,173	16,434
Commodity contracts	Other long-term liabilities	457	1,213
Foreign currency contracts	Other current assets	1,463	413
Foreign currency contracts	Non-current other assets	—	481
Foreign currency contracts	Accrued expenses and other current liabilities	463	124
Foreign currency contracts	Other long-term liabilities	172	—
		246,601	56,380
		$254,621	$57,920

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivatives	Location	2012	2011	Hedged Items	Location	2012	2011

Three months ended June 30,
Commodity contracts	Revenue	$—	$5,518	Firm commitments	Revenue	$—	$(5,356)
Commodity contracts	Cost of revenue	—	(369)	Firm commitments	Cost of revenue	—	274
Commodity contracts	Cost of revenue	36,522	6,665	Inventories	Cost of revenue	(32,847)	(3,045)
		$36,522	$11,814			$(32,847)	$(8,127)

Six months ended June 30,
Commodity contracts	Revenue	$265	$16,205	Firm commitments	Revenue	$(201)	$(16,789)
Commodity contracts	Cost of revenue	(1,417)	(7,830)	Firm commitments	Cost of revenue	739	8,311
Commodity contracts	Cost of revenue	10,193	(33,594)	Inventories	Cost of revenue	(3,419)	44,296
		$9,041	$(25,219)			$(2,881)	$35,818

There were no gains or losses for the three and six months ended June 30, 2012 and 2011 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2012	2011

Three months ended June 30,
Commodity contracts	Revenue	$(16,549)	$1,490
Commodity contracts	Cost of revenue	22,549	2,560
Foreign currency contracts	Revenue	824	—
Foreign currency contracts	Other (expense) income, net	978	(963)
		$7,802	$3,087

Six months ended June 30,
Commodity contracts	Revenue	$(16,772)	$3,048
Commodity contracts	Cost of revenue	29,570	3,223
Foreign currency contracts	Revenue	(728)	—
Foreign currency contracts	Other (expense) income, net	(684)	(2,872)
		$11,386	$3,399

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered were not significant as of June 30, 2012.

3.              Debt

On April 10, 2012, we amended our senior revolving credit facility to, among other things, (i) make a $50.0 million prepayment on our senior term loan and (ii) provide for a separate $50.0 million senior term loan for one of our subsidiaries.

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income	$253	$147	$525	$226
Interest expense and other financing costs	(5,690)	(4,445)	(10,623)	(7,049)
	$(5,437)	$(4,298)	$(10,098)	$(6,823)

4.              Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Our other comprehensive (loss) income consists of foreign currency translation adjustment losses or gains related to our subsidiaries that have a functional currency other than the U.S. dollar and amounted to losses of $10.9 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and gains of $0.4 million and $1.1 million for the three and six months ended June 30, 2011, respectively.  The foreign currency translation adjustment losses for the three and six months ended June 30, 2012 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.  As of June 30, 2012 and December 31, 2011, our accumulated other comprehensive loss amounted to $14.6 million and $6.5 million, respectively.

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Income tax provision	$11,951	$11,049	$18,566	$21,464

Effective income tax rate	17.9%	17.9%	15.2%	18.9%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2012 and 2011 were calculated based on the estimated annual effective tax rate for the full 2012 and 2011 fiscal years.  The provision for income taxes for the six-month period ended June 30, 2012 includes an adjustment for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain tax position which was recognized in the three-month period ended March 31, 2012.  The actual effective tax rate for the full 2012 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to World Fuel	$48,600	$50,203	$95,015	$91,312

Denominator:
Weighted average common shares for basic earnings per common share	71,173	70,856	71,083	70,400
Effect of dilutive securities	594	702	690	899
Weighted average common shares for diluted earnings per common share	71,767	71,558	71,773	71,299

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	774	124	422	70

Basic earnings per common share	$0.68	$0.71	$1.34	$1.30

Diluted earnings per common share	$0.68	$0.70	$1.32	$1.28

7.              Commitments and Contingencies

Legal Matters

On April 11, 2012, Cathay Pacific Airways Limited (“Cathay”) filed a writ in the High Court of the Republic of Singapore against one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. (“WFSS”) alleging property damage and bodily injuries arising out of the emergency landing of a Cathay aircraft in Hong Kong, which Cathay alleges was caused by contaminated fuel supplied by WFSS.  Although not specified in the writ, Cathay claims damages relating to the incident of approximately $34.0 million.  Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter.  We intend to vigorously defend this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance.  As of June 30, 2012, we have not recorded any accruals associated with this claim.

We are involved in litigation and administrative proceedings primarily arising in the normal course of our business.  We are not currently a party to any other pending litigation or administrative proceeding that is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.  As of June 30, 2012, we had recorded certain accruals which were not significant.

8.              Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our notes receivable and debt approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, notes receivable of $6.7 million as of June 30, 2012 and $6.8 million as of December 31, 2011 are categorized in Level 3, the debt under our senior term loans of $250.0 million as of June 30, 2012 and December 31, 2011 is categorized in Level 2 and all other debt of $82.0 million as of June 30, 2012 and $37.1 million as of December 31, 2011 is categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at estimated fair value on a recurring basis  (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of June 30, 2012
Assets:
Commodity contracts	$68,793	$179,333	$—	$248,126	$(177,205)	$70,921
Foreign currency contracts	—	2,215	—	2,215	(1,710)	505
Hedged item inventories	—	5,642	—	5,642	—	5,642
Total	$68,793	$187,190	$—	$255,983	$(178,915)	$77,068
Liabilities:
Commodity contracts	$94,341	$158,182	$—	$252,523	$(232,694)	$19,829
Foreign currency contracts	—	2,098	—	2,098	(1,710)	388
Hedged item inventories	—	608	—	608	—	608
Total	$94,341	$160,888	$—	$255,229	$(234,404)	$20,825

As of December 31, 2011
Assets:
Commodity contracts	$14,038	$51,033	$—	$65,071	$(43,275)	$21,796
Foreign currency contracts	—	2,994	—	2,994	(893)	2,101
Hedged item inventories	—	3,216	—	3,216	—	3,216
Hedged item commitments	—	206	—	206	—	206
Total	$14,038	$57,449	$—	$71,487	$(44,168)	$27,319
Liabilities:
Commodity contracts	$10,148	$46,754	$—	$56,902	$(43,291)	$13,611
Foreign currency contracts	—	1,018	—	1,018	(893)	125
Hedged item inventories	—	24	—	24	—	24
Earn-out	—	—	4,194	4,194	—	4,194
Total	$10,148	$47,796	$4,194	$62,138	$(44,184)	$17,954

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

As of June 30, 2012, we had $139.9 million of cash collateral deposits held by financial counterparties of which $76.9 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $63.0 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of June 30, 2012, we have offset $21.4 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2011, we had $11.8 million of cash collateral deposits held by financial counterparties and there were no significant amounts of cash collateral that were offset against the total commodity fair value assets and liabilities in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period, (Liabilities) Assets	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	End of Period, Liabilities	Change in Unrealized Losses Relating to Instruments Still Held at end of Period

Three months ended June 30, 2012

Earn-out	$(4,323)	$19	$4,304	$—	$—

Three months ended June 30, 2011

Earn-out	$(5,151)	$(5)	$—	$(5,156)	$(5)

Six months ended June 30, 2012

Earn-out	$(4,194)	$(110)	$4,304	$—	$—

Six months ended June 30, 2011

Commodity contracts, net	$90	$—	$(90)	$—	$—
Earn-out	(5,012)	(144)	—	(5,156)	(144)
Total	$(4,922)	$(144)	$(90)	$(5,156)	$(144)

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.  There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no significant Level 3 purchases, sales or issuances for the periods presented.

Earn-out Relating to 2009 Acquisition

In connection with an acquisition made in 2009, we entered into an earn-out agreement with the sellers based on achieving certain operating targets over a three year period ending April 3, 2012.  The earn-out liability of $4.3 million was paid during the three months ended June 30, 2012.  The impact of the acquisition’s revenue and net income did not have a significant impact on our results for the three and six months ended June 30, 2012 and 2011.

9.              Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land.  Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  The results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS results is now included in our land segment.  The results of operations include the results of Ascent Aviation Group, Inc. (“Ascent”) in our aviation segment commencing on April 1, 2011, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Aviation segment	$3,547,871	$3,364,829	$6,959,418	$6,011,421
Marine segment	3,767,144	3,532,983	7,671,335	6,532,402
Land segment	2,303,782	1,810,897	4,467,099	3,244,292
	$9,618,797	$8,708,709	$19,097,852	$15,788,115

Gross profit:
Aviation segment	$69,171	$82,027	$134,085	$152,155
Marine segment	51,748	50,674	106,825	90,889
Land segment	51,204	32,401	88,448	58,826
	$172,123	$165,102	$329,358	$301,870

Income from operations:
Aviation segment	$25,960	$37,624	$52,793	$75,794
Marine segment	27,931	25,763	55,376	43,118
Land segment	28,352	14,026	44,552	24,689
	82,243	77,413	152,721	143,601
Corporate overhead - unallocated	9,885	11,310	21,107	21,973
	$72,358	$66,103	$131,614	$121,628

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	June 30,	December 31,
	2012	2011
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9,234 and $8,441 as of June 30, 2012 and December 31, 2011, respectively	$630,719	$569,086
Marine segment, net of allowance for bad debt of $8,059 and $9,495 as of June 30, 2012 and December 31, 2011, respectively	1,118,106	1,261,340
Land segment, net of allowance for bad debt of $6,526 and $6,365 as of June 30, 2012 and December 31, 2011, respectively	375,820	330,135
	$2,124,645	$2,160,561

Total assets:
Aviation segment	$1,420,981	$1,149,031
Marine segment	1,436,982	1,568,378
Land segment	896,041	816,595
Corporate	133,890	163,242
	$3,887,894	$3,697,246

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

•                  our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•                  the liquidity and solvency of banks within our Credit Facility and Term Loans;

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

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments, and we also offer a private label charge card to customers in the general aviation industry and charge card processing services in connection with the purchase of aviation fuel and related services. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers.  Additionally, we engage in crude oil marketing activities.

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

Results of Operations

The results of operations of Nordic Camp Supply ApS and certain affiliates (“NCS”) are included in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS results is now included in our land segment.  The results of operations include the results of Ascent Aviation Group, Inc. (“Ascent”) in our aviation segment commencing on April 1, 2011, its acquisition date.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue.  Our revenue for the second quarter of 2012 was $9.6 billion, an increase of $0.9 billion, or 10.5%, as compared to the second quarter of 2011.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$3,547,871	$3,364,829	$183,042
Marine segment	3,767,144	3,532,983	234,161
Land segment	2,303,782	1,810,897	492,885
	$9,618,797	$8,708,709	$910,088

Our aviation segment contributed $3.5 billion in revenue for the second quarter of 2012, an increase of $0.2 billion, or 5.4% as compared to the second quarter of 2011.  The increase in aviation segment revenue was due to $0.4 billion in increased volume attributable to new and existing customers, which was partially offset by decreased revenue of $0.2 billion due to a decrease in the average price per gallon sold as a result of lower world oil prices in the second quarter of 2012 as compared to the second quarter of 2011.

Our marine segment contributed $3.8 billion in revenue for the second quarter of 2012, an increase of $0.2 billion, or 6.6%, as compared to the second quarter of 2011.  The increase in marine segment revenue was due to an increase in the average price per metric ton sold in the second quarter of 2012 as compared to the second quarter of 2011.

Our land segment contributed $2.3 billion in revenue for the second quarter of 2012, an increase of $0.5 billion, or 27.2%, as compared to the second quarter of 2011.  The increase in land segment revenue was due to $0.3 billion in increased volume attributable to new and existing customers and $0.2 billion in increased volume attributable to crude oil marketing activities.

Gross Profit.  Our gross profit for the second quarter of 2012 was $172.1 million, an increase of $7.0 million, or 4.3%, as compared to the second quarter of 2011.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$69,171	$82,027	$(12,856)
Marine segment	51,748	50,674	1,074
Land segment	51,204	32,401	18,803
	$172,123	$165,102	$7,021

Our aviation segment gross profit for the second quarter of 2012 was $69.2 million, a decrease of $12.9 million, or 15.7%, as compared to the second quarter of 2011. The decrease in aviation segment gross profit was due to $13.2 million in lower gross profit per gallon sold in our physical inventory business as a result of volatility, timing and direction of jet fuel price movements in the second quarter of 2012 as compared to the second quarter of 2011. This decrease was partially offset by $0.3 million in other increases.

Our marine segment gross profit for the second quarter of 2012 was $51.7 million, an increase of $1.1 million, or 2.1%, as compared to the second quarter of 2011.  Of the increase in marine segment gross profit, $0.6 million was due to increased volume attributable to new and existing customers and $0.5 million was due to increased gross profit per metric ton sold primarily due to certain higher margin activity.

Our land segment gross profit for the second quarter of 2012 was $51.2 million, an increase of $18.8 million, or 58.0%, as compared to the second quarter of 2011.  Of the increase in land segment gross profit, $13.3 million was due to increased volume attributable to crude oil marketing activities and $6.2 million was due to gross profit from acquired businesses.  These increases were partially offset by $0.7 million in other decreases.

Operating Expenses.  Total operating expenses for the second quarter of 2012 were $99.8 million, an increase of $0.8 million, or 0.8%, as compared to the second quarter of 2011.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	June 30,
	2012	2011	$ Change
Compensation and employee benefits	$56,183	$54,877	$1,306
Provision for bad debt	641	3,531	(2,890)
General and administrative	42,941	40,591	2,350
	$99,765	$98,999	$766

The $1.3 million increase in compensation and employee benefits and the $2.4 million increase in general and administrative expenses were primarily due to increased expenses to support our growing global business.  The $2.9 million decrease in provision for bad debt was primarily due to the recording of additional provision for bad debt in the second quarter of 2011 primarily as a result of an overall increase in the accounts receivable balance.

Income from Operations.  Our income from operations for the second quarter of 2012 was $72.4 million, an increase of $6.3 million, or 9.5%, as compared to the second quarter of 2011.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$25,960	$37,624	$(11,664)
Marine segment	27,931	25,763	2,168
Land segment	28,352	14,026	14,326
	82,243	77,413	4,830
Corporate overhead - unallocated	9,885	11,310	(1,425)
	$72,358	$66,103	$6,255

Our aviation segment income from operations was $26.0 million for the second quarter of 2012, a decrease of $11.7 million, or 31.0%, as compared to the second quarter of 2011. This decrease resulted from $12.9 million in lower gross profit, which was partially offset by decreased operating expenses of $1.2 million.

Our marine segment earned $27.9 million in income from operations for the second quarter of 2012, an increase of $2.2 million, or 8.4%, as compared to the second quarter of 2011. This increase resulted from $1.1 million in higher gross profit and decreased operating expenses of $1.1 million.

Our land segment income from operations was $28.4 million for the second quarter of 2012, an increase of $14.3 million as compared to the second quarter of 2011. This increase resulted from $18.8 million in higher gross profit, which was partially offset by increased operating expenses of $4.5 million. Of the increase in land segment operating expenses, $3.0 million was related to the inclusion of acquired businesses and $1.5 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments were $9.9 million for the second quarter of 2012, a decrease of $1.4 million, or 12.6%, as compared to the second quarter of 2011.

Non-Operating Expenses, net. For the second quarter of 2012, we had non-operating expenses, net of $5.5 million, an increase of $1.1 million as compared to the second quarter of 2011. This increase was primarily due to an increase in interest expense and other financing costs, net, as a result of higher average borrowings as compared to the second quarter of 2011.

Taxes. For the second quarter of 2012, our effective tax rate was 17.9% and our income tax provision was $12.0 million, as compared to an effective tax rate of 17.9% and an income tax provision of $11.0 million for the second quarter of 2011.

Net Income and Diluted Earnings per Common Share. Our net income for the second quarter of 2012 was $48.6 million, a decrease of $1.6 million, or 3.2%, as compared to the second quarter of 2011. Diluted earnings per common share for the second quarter of 2012 was $0.68 per common share, a decrease of $0.02 per common share, or 3.3%, as compared to the second quarter of 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the second quarter of 2012 and 2011 (in thousands):

	For the Three Months ended
	June 30,
	2012	2011
Net income attributable to World Fuel	$48,600	$50,203
Share-based compensation expense, net of taxes	2,107	1,879
Intangible asset amortization expense, net of taxes	2,118	5,571
Non-GAAP net income attributable to World Fuel	$52,825	$57,653

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the second quarter of 2012 and 2011:

	For the Three Months ended
	June 30,
	2012	2011
Diluted earnings per common share	$0.68	$0.70
Share-based compensation expense, net of taxes	0.03	0.03
Intangible asset amortization expense, net of taxes	0.03	0.08
Non-GAAP diluted earnings per common share	$0.74	$0.81

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue.  Our revenue for the first six months of 2012 was $19.1 billion, an increase of $3.3 billion, or 21.0%, as compared to the first six months of 2011.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$6,959,418	$6,011,421	$947,997
Marine segment	7,671,335	6,532,402	1,138,933
Land segment	4,467,099	3,244,292	1,222,807
	$19,097,852	$15,788,115	$3,309,737

Our aviation segment contributed $7.0 billion in revenue for the first six months of 2012, an increase of $0.9 billion, or 15.8% as compared to the first six months of 2011.  Of the increase in aviation segment revenue, $0.8 billion was due to increased volume attributable to new and existing customers and $0.1 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2012 as compared to the first six months of  2011.

Our marine segment contributed $7.7 billion in revenue for the first six months of 2012, an increase of $1.1 billion, or 17.4%, as compared to the first six months of 2011.  Of the total increase in marine segment revenue, $0.9 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first six months of 2012 as compared to the first six months of 2011 and $0.2 billion was due to increased volume attributable to new and existing customers.

Our land segment contributed $4.5 billion in revenue for the first six months of 2012, an increase of $1.2 billion, or 37.7%, as compared to the first six months of 2011.  The increase in land segment revenue was primarily due to $0.6 billion in increased volume attributable to new and existing customers and $0.4 billion in increased volume attributable to crude oil marketing activities. Of the remaining increase in land segment revenue, $0.1 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first six months of 2012 as compared to the first six months of 2011 and $0.1 billion was due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first six months of 2012 was $329.4 million, an increase of $27.5 million, or 9.1%, as compared to the first six months of 2011.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$134,085	$152,155	$(18,070)
Marine segment	106,825	90,889	15,936
Land segment	88,448	58,826	29,622
	$329,358	$301,870	$27,488

Our aviation segment gross profit for the first six months of 2012 was $134.1 million, a decrease of $18.1 million, or 11.9%, as compared to the first six months of 2011.  The decrease in aviation segment gross profit was due to $15.0 million in lower gross profit per gallon sold in our physical inventory business as a result of volatility, timing and direction of jet fuel price movements in the first six months of 2012 as compared to the first six months of 2011.  The remaining decrease in aviation segment gross profit of $3.1 million was primarily due to fluctuations in customer mix.

Our marine segment gross profit for the first six months of 2012 was $106.8 million, an increase of $15.9 million, or 17.5%, as compared to the first six months of 2011.  Of the total increase in marine segment gross profit, $12.8 million was due to higher gross profit per metric ton sold due to certain higher margin business activity and $3.1 million was due to increased volume attributable to new and existing customers.

Our land segment gross profit for the first six months of 2012 was $88.4 million, an increase of $29.6 million, or 50.4%, as compared to the first six months of 2011. Of the increase in land segment gross profit, $17.3 million was due to increased volume attributable to crude oil marketing activities and $12.1 million was due to gross profit from acquired businesses.

Operating Expenses.  Total operating expenses for the first six months of 2012 were $197.7 million, an increase of $17.5 million, or 9.7%, as compared to the first six months of 2011.  The following table sets forth our expense categories (in thousands):

	For the Six Months ended
	June 30,
	2012	2011	$ Change
Compensation and employee benefits	$110,710	$101,946	$8,764
Provision for bad debt	782	4,327	(3,545)
General and administrative	86,252	73,969	12,283
	$197,744	$180,242	$17,502

The $8.8 million increase in compensation and employee benefits was primarily due to $5.9 million in increased expenses to support our growing global business and $2.9 million related to the inclusion of acquired businesses.  The $3.5 million decrease in provision for bad debt was primarily due to the recording of additional provision for bad debt in the first six months of 2011 primarily as a result of an overall increase in the accounts receivable balance. The $12.3 million increase in general and administrative expenses was primarily due to $7.4 million in increased expenses to support our growing global business and $4.9 million related to the inclusion of acquired businesses.

Income from Operations.  Our income from operations for the first six months of 2012 was $131.6 million, an increase of $10.0 million, or 8.2%, as compared to the first six months of 2011.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2012	2011	$ Change
Aviation segment	$52,793	$75,794	$(23,001)
Marine segment	55,376	43,118	12,258
Land segment	44,552	24,689	19,863
	152,721	143,601	9,120
Corporate overhead - unallocated	21,107	21,973	(866)
	$131,614	$121,628	$9,986

Our aviation segment income from operations was $52.8 million for the first six months of 2012, a decrease of $23.0 million, or 30.3%, as compared to the first six months of 2011. This decrease resulted from $18.1 million in lower gross profit and $4.9 million in increased operating expenses attributable to the inclusion of acquired businesses.

Our marine segment earned $55.4 million in income from operations for the first six months of 2012, an increase of $12.3 million, or 28.4%, as compared to the first six months of 2011. This increase resulted from $15.9 million in higher gross profit, which was partially offset by increased operating expenses of $3.6 million primarily attributable to higher general and administrative expenses.

Our land segment income from operations was $44.6 million for the first six months of 2012, an increase of $19.9 million, or 80.5%, as compared to the first six months of 2011. This increase resulted from $29.6 million in higher gross profit, which was partially offset by increased operating expenses of $9.7 million. Of the increase in land segment operating expenses, $6.8 million was related to the inclusion of acquired businesses and $2.9 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments were $21.1 million for the first six months of 2012, a decrease of $0.9 million, or 3.9%, as compared to the first six months of 2011.

Non-Operating Expenses, net. For the first six months of 2012, we had non-operating expenses, net of $9.6 million, an increase of $1.8 million as compared to the first six months of 2011. This increase was attributable to a $3.3 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first six months of 2012 as compared to the first six months of 2011, partially offset by a $1.2 million positive change related to foreign currency exchange gains of $0.5 million in the first six months of 2012 as compared to foreign currency exchange losses of $0.7 million in the first six months of 2011 and $0.3 million related to decreases in other non-operating expenses.

Taxes. For the first six months of 2012, our effective tax rate was 15.2% and our income tax provision was $18.6 million, as compared to an effective tax rate of 18.9% and an income tax provision of $21.5 million for the first six months of 2011. The lower effective tax rate for the first six months of 2012 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different tax rates as compared to the first six months of 2011 and an income tax benefit of $3.3 million for a discrete item related to a change in estimate for an uncertain tax position.  Excluding this discrete tax benefit, our effective tax rate for the first six months of 2012 would have been 17.9%.

Net Income and Diluted Earnings per Common Share. Our net income for the first six months of 2012 was $95.0 million, an increase of $3.7 million, or 4.1%, as compared to the first six months of 2011. Diluted earnings per common share for the first six months of 2012 was $1.32 per common share, an increase of $0.04 per common share, or 3.1%, as compared to the first six months of 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first six months of 2012 and 2011 (in thousands):

	For the Six Months ended
	June 30,
	2012	2011
Net income attributable to World Fuel	$95,015	$91,312
Share-based compensation expense, net of taxes	4,108	3,888
Intangible asset amortization expense, net of taxes	6,584	9,233
Non-GAAP net income attributable to World Fuel	$105,707	$104,433

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first six months of 2012 and 2011:

	For the Six Months ended
	June 30,
	2012	2011
Diluted earnings per common share	$1.32	$1.28
Share-based compensation expense, net of taxes	0.06	0.05
Intangible asset amortization expense, net of taxes	0.09	0.13
Non-GAAP diluted earnings per common share	$1.47	$1.46

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

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2012 and 2011.  For additional details, please see the consolidated statements of cash flows.

	For the Six Months ended
	June 30,
	2012	2011
Net cash used in operating activities	$(56,923)	$(137,699)
Net cash used in investing activities	(38,605)	(113,407)
Net cash provided by financing activities	26,296	126,318

Operating Activities. For the six months ended June 30, 2012, net cash used in operating activities totaled $56.9 million as compared to net cash used in operating activities of $137.7 million for the first six months of 2011. The $80.8 million decrease in operating cash flows was primarily due to an increase in cash collateral deposits posted with financial counterparties, as well as changes in other net operating assets and liabilities, primarily net working capital and increased net income.

Investing Activities. For the six months ended June 30, 2012, net cash used in investing activities was $38.6 million as compared to $113.4 million for the first six months of 2011. The $74.8 million decrease in cash used in investing activities was primarily due to a reduction in cash used for the acquisition of businesses in the first six months of 2012 as compared to the first six months of 2011.

Financing activities.  For the six months ended June 30, 2012, net cash provided by financing activities was $26.3 million as compared to $126.3 million for the first six months of 2011.  The $100.0 million decrease in financing cash flows was primarily due to lower net borrowings under our Credit Facility in the first six months of 2012 as compared to the first six months of 2011.

Other Liquidity Measures

Cash and Cash Equivalents.  As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $136.7 million and $205.4 million, respectively, of which $50.1 million of the December 31, 2011 balance was held by certain of our foreign subsidiaries and not available to fund our domestic operations without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016.  We had outstanding borrowings of $48.0 million as of June 30, 2012 and no outstanding borrowings as of December 31, 2011 under our Credit Facility.  Our issued letters of credit under the Credit Facility totaled $98.2 million and $45.3 million as of June 30, 2012 and December 31, 2011, respectively.  We also have $250.0 million in senior term loans (“Term Loans”), all of which were outstanding as of June 30, 2012.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2012, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines. Additionally, we have other unsecured credit lines aggregating approximately $179.3 million for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2012 and December 31, 2011, our outstanding letters of credit and bank guarantees under these credit lines totaled $127.0 million and $122.3 million, respectively. We also have a Receivables Purchase Agreement (“RPA”) to allow for the sale of up to $125.0 million of our accounts receivable.  As of June 30, 2012, we had sold accounts receivable of $96.1 million and recorded a retained beneficial interest of $14.3 million under the RPA.

Short-Term Debt. As of June 30, 2012, our short-term debt of $23.8 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, borrowings under the Term Loans and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2011 to June 30, 2012.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2011 10-K Report.

Contractual Obligations

Derivative Obligations.  As of June 30, 2012, our net derivative obligations were $20.2 million.

Purchase Commitment Obligations.  As of June 30, 2012, our purchase commitment obligations were $33.0 million.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2012, we had issued letters of credit and bank guarantees totaling $225.2 million under our Credit Facility and other unsecured credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

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

As of June 30, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Fair Value Hedge	2012	Commodity contracts for inventory hedging (short)	63,331	GAL	$(0.09)	$(5,551)
	2012	Commodity contracts for inventory hedging (short)	48	MT	(34.90)	(1,675)
						$(7,226)

Non-Designated	2012	Commodity contracts (long)	222,725	GAL	$(0.03)	$(6,486)
	2012	Commodity contracts (short)	321,090	GAL	0.08	28,814
	2012	Commodity contracts (long)	4,792	MT	(19.26)	(92,284)
	2012	Commodity contracts (short)	3,366	MT	21.30	71,698
	2013	Commodity contracts (long)	16,298	GAL	(0.02)	(263)
	2013	Commodity contracts (short)	66,505	GAL	0.20	13,500
	2013	Commodity contracts (long)	1,702	MT	(28.62)	(48,704)
	2013	Commodity contracts (short)	600	MT	60.64	36,384
	2014	Commodity contracts (long)	3	MT	(42.00)	(126)
	2014	Commodity contracts (short)	6	MT	50.17	301
	2012	Foreign currency contracts (long)	13,442	CAD	0.01	110
	2012	Foreign currency contracts (short)	13,300	CAD	(0.01)	(111)
	2012	Foreign currency contracts (long)	1,758,457	CLP	(0.00)	(5)
	2012	Foreign currency contracts (short)	73,000	CLP	0.00	2
	2012	Foreign currency contracts (long)	2,069	EUR	0.01	11
	2012	Foreign currency contracts (short)	15,834	EUR	(0.00)	(74)
	2012	Foreign currency contracts (long)	19,812	GBP	0.00	6
	2012	Foreign currency contracts (short)	73,601	GBP	(0.00)	(168)
	2012	Foreign currency contracts (long)	182,641	MXN	0.00	119
	2012	Foreign currency contracts (short)	44,855	MXN	(0.00)	(17)
	2012	Foreign currency contracts (long)	491	AUD	0.02	8
	2012	Foreign currency contracts (short)	497	AUD	(0.02)	(8)
	2012	Foreign currency contracts (long)	2,336	BRL	0.01	12
	2012	Foreign currency contracts (short)	5,100	RON	(0.00)	(17)
	2012	Foreign currency contracts (short)	17,000	DKK	(0.00)	(44)
	2012	Foreign currency contracts (short)	14,200,000	COP	0.00	23
	2012	Foreign currency contracts (long)	7,000	SGD	0.00	23
	2012	Foreign currency contracts (short)	11,400	SGD	(0.01)	(109)
	2013	Foreign currency contracts (long)	27,715	GBP	(0.02)	(439)
	2013	Foreign currency contracts (short)	43,115	GBP	0.02	795
						$2,946

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2012.

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

Part II — Other Information

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2012 (in thousands, except average per share):

					Remaining Authorized
			Total Number	Total Cost of Common	Common
			of Common Shares Purchased	Shares Purchased	Stock Repurchases
	Total Number		as Part of Publicly	as Part of Publicly	under Publicly
	of Common Shares	Average Price	Announced Plans	Announced Plans	Announced Plans
Period	Purchased (1)	Per Common Share Paid	or Programs (2)	or Programs (2)	or Programs (2)
4/1/12-4/30/12	—	$—	—	$—	$50,000
5/1/12-5/31/12	5	37.38	—	—	50,000
6/1/12-6/30/12	3	37.71	—	—	50,000
Total	8	$37.50	—	$—	$50,000

(1)   These shares relate to the purchase of common stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)   In October 2008, our Board of Directors authorized a $50.0 million common share repurchase program. The program does not require a minimum number of common shares to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of June 30, 2012, no shares of our common stock had been repurchased under this program.  The timing and amount of common shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.        Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1

Third Exhibit Update to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of June 25, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

Date: August 1, 2012	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer