Form 10-Q/A
period 2012-06-30
WORLD FUEL SERVICES CORP
filed 2012-08-10
CIK 789460

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

EXPLANATORY NOTE

World Fuel Services Corporation (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) solely to amend the XBRL (Extensible Business Reporting Language) information in Exhibit 101.  The XBRL information submitted in our timely filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 was for the quarterly reporting period ended March 31, 2012 due to an error by our filing agent.  This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits as originally filed.  Accordingly, this Form 10-Q/A should be read in conjunction with the original filing of our Quarterly Report for the period ended June 30, 2012, which was filed on August 1, 2012.

Exhibit 101 to this Form 10-Q/A furnishes the following materials from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Item 6.        Exhibits

Exhibit No.	Description

10.1*

Third Exhibit Update to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of June 25, 2012.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**

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

*                 Previously filed

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

Date: August 10, 2012	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer