Form 10-Q
period 2012-09-30
WORLD FUEL SERVICES CORP
filed 2012-11-01
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The registrant had a total of 72,087,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 26, 2012.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.                     Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30,	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$139,401	$205,415
Accounts receivable, net	2,380,451	2,160,561
Inventories	591,870	472,584
Prepaid expenses	234,011	109,297
Other current assets	181,829	174,370
Total current assets	3,527,562	3,122,227

Property and equipment, net	101,742	90,710
Goodwill	396,923	346,246
Identifiable intangible assets, net	117,722	107,620
Non-current other assets	34,516	30,443
Total assets	$4,178,465	$3,697,246

Liabilities:
Current liabilities:
Short-term debt	$26,516	$17,800
Accounts payable	2,037,836	1,739,678
Customer deposits	121,321	105,554
Accrued expenses and other current liabilities	178,103	163,110
Total current liabilities	2,363,776	2,026,142

Long-term debt	260,649	269,348
Non-current income tax liabilities, net	48,544	47,703
Other long-term liabilities	11,206	7,335
Total liabilities	2,684,175	2,350,528

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,087 and 71,154 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	721	712
Capital in excess of par value	511,860	502,551
Retained earnings	974,712	836,222
Accumulated other comprehensive loss	(15,255)	(6,524)
Total World Fuel shareholders’ equity	1,472,038	1,332,961
Noncontrolling interest equity	22,252	13,757
Total equity	1,494,290	1,346,718
Total liabilities and equity	$4,178,465	$3,697,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$9,911,673	$9,510,792	$29,009,525	$25,298,907
Cost of revenue	9,730,921	9,339,945	28,499,415	24,826,190
Gross profit	180,752	170,847	510,110	472,717
Operating expenses:
Compensation and employee benefits	65,843	57,215	176,553	159,161
Provision for bad debt	3,631	2,422	4,413	6,749
General and administrative	40,230	40,285	126,482	114,254
	109,704	99,922	307,448	280,164
Income from operations	71,048	70,925	202,662	192,553
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,305)	(4,791)	(14,403)	(11,614)
Other income (expense), net	838	(1,643)	1,316	(2,654)
	(3,467)	(6,434)	(13,087)	(14,268)
Income before income taxes	67,581	64,491	189,575	178,285
Provision for income taxes	14,683	10,649	33,249	32,113
Net income including noncontrolling interest	52,898	53,842	156,326	146,172
Net income attributable to noncontrolling interest	1,404	1,187	9,817	2,205
Net income attributable to World Fuel	$51,494	$52,655	$146,509	$143,967

Basic earnings per common share	$0.72	$0.74	$2.06	$2.04

Basic weighted average common shares	71,216	70,939	71,128	70,593

Diluted earnings per common share	$0.72	$0.74	$2.04	$2.02

Diluted weighted average common shares	71,816	71,587	71,791	71,415

Comprehensive income:
Net income including noncontrolling interest	$52,898	$53,842	$156,326	$146,172
Other comprehensive (loss) income:
Foreign currency translation adjustment	(739)	(10,821)	(8,818)	(9,680)
Change in effective portion of cash flow hedges, net of income tax expense of $27	87	—	87	—
Other comprehensive loss	(652)	(10,821)	(8,731)	(9,680)
Comprehensive income including noncontrolling interest	52,246	43,021	147,595	136,492
Comprehensive income attributable to noncontrolling interest	1,404	1,187	9,817	2,205
Comprehensive income attributable to World Fuel	$50,842	$41,834	$137,778	$134,287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	146,509	—	146,509	9,817	156,326
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,322)	(1,322)
Cash dividends declared	—	—	—	(8,019)	—	(8,019)	—	(8,019)
Amortization of share-based payment awards	—	—	9,800	—	—	9,800	—	9,800
Issuance of common stock related to share-based payment awards including income tax benefit of $1,519	967	9	4,239	—	—	4,248	—	4,248
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(34)	—	(4,730)	—	—	(4,730)	—	(4,730)
Other comprehensive loss	—	—	—	—	(8,731)	(8,731)	—	(8,731)
Balance as of September 30, 2012	72,087	$721	$511,860	$974,712	$(15,255)	$1,472,038	$22,252	$1,494,290

					Accumulated	Total	Noncontrolling
			Capital in		Other	World Fuel	Interest
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	(Deficit)
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Equity	Total Equity

Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Net income	—	—	—	143,967	—	143,967	2,205	146,172
Distribution of noncontrolling interest	—	—	—	—	—	—	(679)	(679)
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,371	10,371
Cash dividends declared	—	—	—	(7,949)	—	(7,949)	—	(7,949)
Amortization of share-based payment awards	—	—	6,539	—	—	6,539	—	6,539
Issuance of common stock related to share-based payment awards including income tax benefit of $4,011	911	9	5,458	—	—	5,467	—	5,467
Issuance of common stock related to acquisition	691	7	27,484	—	—	27,491	—	27,491
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(78)	(1)	(9,020)	—	—	(9,021)	—	(9,021)
Other comprehensive loss	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Balance as of September 30, 2011	71,126	$711	$499,424	$788,814	$(4,927)	$1,284,022	$11,867	$1,295,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interest	$156,326	$146,172
Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	26,800	29,111
Provision for bad debt	4,413	6,749
Share-based payment award compensation costs	10,341	8,199
Deferred income tax provision (benefit)	4,724	(2,069)
Extinguishment of liabilities	(9,956)	(5,827)
Foreign currency (gains) losses, net	(3,644)	3,844
Other	1,391	1,277
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(173,120)	(730,993)
Inventories	(110,578)	(179,573)
Prepaid expenses	(126,750)	7,939
Other current assets	(18,465)	(87,166)
Cash collateral deposits held by financial counterparties	6,941	(295)
Non-current other assets	2,360	(615)
Accounts payable	247,514	548,062
Customer deposits	17,195	18,702
Accrued expenses and other current liabilities	13,469	21,228
Non-current income tax, net and other long-term liabilities	(690)	(1,608)
Total adjustments	(108,055)	(363,035)
Net cash provided by (used in) operating activities	48,271	(216,863)
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(71,337)	(112,315)
Capital expenditures	(18,737)	(15,807)
Issuance of notes receivable	(787)	(11,121)
Repayment of notes receivable	401	8,415
Net cash used in investing activities	(90,460)	(130,828)
Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	2,901,000	3,661,000
Repayments under senior revolving credit facility and senior term loans	(2,901,250)	(3,411,000)
Repayments of other debt	(8,306)	(8,082)
Payments of senior revolving credit facility and senior term loan facility loan costs	—	(2,483)
Dividends paid on common stock	(8,019)	(7,949)
Payment of earn-out liability	(4,304)	—
Payment of assumed employee benefits	—	(5,421)
Capital contribution for joint venture	—	10,000
Distribution of noncontrolling interest	(1,401)	(679)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1,519	4,011
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,730)	(9,021)
Net cash (used in) provided by financing activities	(25,491)	230,376
Effect of exchange rate changes on cash and cash equivalents	1,666	(3,724)
Net decrease in cash and cash equivalents	(66,014)	(121,039)
Cash and cash equivalents, as of beginning of period	205,415	272,893
Cash and cash equivalents, as of end of period	$139,401	$151,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared of $0.0375 per common share for the three months ended September 30, 2012 and 2011, but not yet paid, totaled $2.7 million as of September 30, 2012 and 2011, and were paid in October 2012 and 2011, respectively.

In connection with our acquisitions during the nine months ended September 30, 2012, we issued $7.2 million of promissory notes.  In connection with our acquisitions during the nine months ended September 30, 2011, we issued $27.5 million of common stock and $8.3 million of promissory notes.

During the nine months ended September 30, 2012 and 2011, we granted equity awards to certain employees of which $2.7 million and $1.5 million, respectively, was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Nine Months ended September 30,
	2012	2011
Assets acquired, net of cash	$140,725	$203,979

Liabilities assumed	$69,859	$49,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.              Acquisitions and Significant Accounting Policies

Acquisitions

2012 Acquisitions

During the three months ended September 30, 2012, we completed two acquisitions.  We acquired certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the “CarterEnergy business”) on September 1, 2012.  The CarterEnergy business, based in Overland Park, Kansas, is a distributor of branded gasoline and diesel fuel to more than 700 retail operators and is a supplier to industrial, commercial and government customers.  The other acquisition was in our aviation segment and was not material.  The financial position, results of operations and cash flows of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

During the three months ended June 30, 2012, we completed two acquisitions, which were not material individually or in the aggregate.  Of these acquisitions, one was in our aviation segment and the other was in our aviation and land segments.  The financial position, results of operations and cash flows of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The estimated aggregate purchase price for the 2012 acquisitions was $71.2 million, and is subject to change based on the final value of the net assets acquired.  The following reconciles the estimated aggregate purchase price for the 2012 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$71,151
Less: Promissory notes issued	7,214
Estimated cash consideration	63,937
Plus: Amounts due from sellers, net	23
Cash consideration paid	63,960
Less: Cash acquired	285
Cash paid for acquisition of businesses, net of cash acquired	$63,675

The estimated purchase price for each of the 2012 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date.  Since the valuations of the assets acquired and liabilities assumed in connection with the 2012 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2012 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$285
Accounts receivable	50,951
Inventories	7,311
Property and equipment	5,174
Identifiable intangible assets	24,380
Goodwill	49,538
Other current and long-term assets	3,371
Liabilities assumed:
Accounts payable	(57,994)
Accrued expenses and other current liabilities	(10,200)
Other long-term liabilities	(1,665)
Estimated purchase price	$71,151

In connection with the 2012 acquisitions, we recorded goodwill of $42.2 million and $7.3 million in our land and aviation segments, respectively, of which $40.8 million is anticipated to be deductible for tax purposes.  The aggregate identifiable intangible assets consisted of $20.6 million of customer relationships and $2.0 million of other identifiable intangible assets with weighted average lives of 9.2 years and 6.3 years, respectively, as well as $1.8 million of indefinite-lived trademark/trade name rights.

The revenues and net income of the 2012 acquisitions did not have a significant impact on our results for the three and nine months ended September 30, 2012.

Pro forma information for the 2012 acquisitions has not been provided as the impact is not significant.

2011 Acquisitions

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

As of September 30, 2012, we had sold accounts receivable of $84.7 million and retained a beneficial interest of $19.3 million.  During the three and nine months ended September 30, 2012, the fees and interest paid under the receivables purchase agreement were not significant.

Goodwill

Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies.  As of September 30, 2012, goodwill was $396.9 million as compared to $346.2 million as of December 31, 2011.  Of the $50.7 million increase in goodwill, $51.3 million was related to acquisitions (see Acquisitions above), which was partially offset by reductions in goodwill of $0.5 million and $0.1 million as a result of foreign currency translation adjustments of our Brazilian subsidiary in our marine segment and our South African subsidiary in our aviation segment, respectively.

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment.  In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted.  We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure About Offsetting Assets and Liabilities.  In December 2011, the FASB issued an ASU which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective at the beginning of our 2013 fiscal year and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

As of September 30, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Cash Flow Hedge	2012	Foreign currency contracts (long)	473	EUR	$0.05	$26
	2013	Foreign currency contracts (long)	1,758	EUR	0.05	88
						$114

Fair Value Hedge	2012	Commodity contracts for inventory hedging (long)	16,999	GAL	$0.12	$2,041
	2012	Commodity contracts for inventory hedging (short)	71,083	GAL	(0.05)	(3,398)
	2012	Commodity contracts for inventory hedging (long)	19	MT	(0.21)	(4)
	2012	Commodity contracts for inventory hedging (short)	51	MT	(3.69)	(188)
						$(1,549)

Non-Designated	2012	Commodity contracts (long)	111,788	GAL	$0.06	$6,376
	2012	Commodity contracts (short)	182,095	GAL	(0.07)	(12,388)
	2012	Commodity contracts (long)	3,766	MT	11.81	44,487
	2012	Commodity contracts (short)	2,976	MT	(11.07)	(32,939)
	2013	Commodity contracts (long)	30,498	GAL	0.09	2,810
	2013	Commodity contracts (short)	86,249	GAL	(0.04)	(3,022)
	2013	Commodity contracts (long)	2,248	MT	6.52	14,659
	2013	Commodity contracts (short)	1,087	MT	(7.04)	(7,653)
	2014	Commodity contracts (long)	263	GAL	0.05	12
	2014	Commodity contracts (short)	1,048	GAL	0.07	76
	2014	Commodity contracts (long)	10	MT	2.70	27
	2014	Commodity contracts (short)	13	MT	6.08	79
	2015	Commodity contracts (long)	2	MT	1.00	2
	2015	Commodity contracts (short)	2	MT	(1.00)	(2)
	2012	Foreign currency contracts (long)	1,448	AUD	0.00	2
	2012	Foreign currency contracts (short)	4,092	AUD	0.00	4
	2012	Foreign currency contracts (long)	1,451	BRL	0.01	8
	2012	Foreign currency contracts (long)	17,978	CAD	0.01	114
	2012	Foreign currency contracts (short)	14,600	CAD	(0.03)	(471)
	2012	Foreign currency contracts (long)	3,614,091	CLP	0.00	61
	2012	Foreign currency contracts (short)	75,536	CLP	(0.00)	(2)
	2012	Foreign currency contracts (short)	8,455,751	COP	0.00	14
	2012	Foreign currency contracts (long)	16,400	DKK	0.01	126
	2012	Foreign currency contracts (short)	17,000	DKK	(0.01)	(134)
	2012	Foreign currency contracts (long)	16,628	EUR	0.03	541
	2012	Foreign currency contracts (short)	34,834	EUR	(0.04)	(1,521)
	2012	Foreign currency contracts (long)	58,715	GBP	0.03	1,621
	2012	Foreign currency contracts (short)	82,701	GBP	(0.03)	(2,872)
	2012	Foreign currency contracts (long)	22,502	JPY	0.00	1
	2012	Foreign currency contracts (short)	175,189	JPY	(0.00)	(14)
	2012	Foreign currency contracts (long)	352,026	MXN	0.00	303
	2012	Foreign currency contracts (short)	267,447	MXN	(0.00)	(148)
	2012	Foreign currency contracts (long)	14,000	NOK	0.00	20
	2012	Foreign currency contracts (short)	33,288	NOK	(0.00)	(130)
	2012	Foreign currency contracts (short)	6,367	RON	(0.02)	(100)
	2012	Foreign currency contracts (long)	18,902	SGD	0.02	356
	2012	Foreign currency contracts (short)	22,537	SGD	(0.02)	(375)
	2013	Foreign currency contracts (long)	28,390	GBP	0.03	972
	2013	Foreign currency contracts (short)	49,180	GBP	(0.03)	(1,638)
	2013	Foreign currency contracts (short)	15,768	JPY	(0.00)	(1)
	2014	Foreign currency contracts (long)	250	GBP	(0.01)	(2)
	2014	Foreign currency contracts (short)	1,430	GBP	(0.04)	(52)
						$9,207

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		September 30,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$3,276	$528
Commodity contracts	Accrued expenses and other current liabilities	—	22
Foreign currency contracts	Accrued expenses and other current liabilities	99	—
Foreign currency contracts	Other long-term liabilities	15	—
		3,390	550
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	128,114	59,185
Commodity contracts	Non-current other assets	2,009	2,065
Commodity contracts	Accrued expenses and other current liabilities	3,489	3,231
Commodity contracts	Other long-term liabilities	2,793	40
Foreign currency contracts	Other current assets	647	1,912
Foreign currency contracts	Non-current other assets	34	1,082
Foreign currency contracts	Accrued expenses and other current liabilities	4,347	—
Foreign currency contracts	Other long-term liabilities	48	—
		141,481	67,515
		$144,871	$68,065

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$18	$1,519
Commodity contracts	Accrued expenses and other current liabilities	4,807	21
		4,825	1,540
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	90,522	37,713
Commodity contracts	Non-current other assets	84	2
Commodity contracts	Accrued expenses and other current liabilities	29,402	16,434
Commodity contracts	Other long-term liabilities	3,873	1,213
Foreign currency contracts	Other current assets	319	413
Foreign currency contracts	Non-current other assets	194	481
Foreign currency contracts	Accrued expenses and other current liabilities	7,684	124
Foreign currency contracts	Other long-term liabilities	196	—
		132,274	56,380
		$137,099	$57,920

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivatives	Location	2012	2011	Hedged Items	Location	2012	2011

Three months ended September 30,

Commodity contracts	Revenue	$—	$(7,081)	Firm commitments	Revenue	$—	$7,284
Commodity contracts	Cost of revenue	—	1,112	Firm commitments	Cost of revenue	—	(855)
Commodity contracts	Cost of revenue	(38,337)	14,375	Inventories	Cost of revenue	44,615	(9,136)
		$(38,337)	$8,406			$44,615	$(2,707)

Nine months ended September 30,

Commodity contracts	Revenue	$265	$9,124	Firm commitments	Revenue	$(201)	$(9,505)
Commodity contracts	Cost of revenue	(1,417)	(6,718)	Firm commitments	Cost of revenue	739	7,456
Commodity contracts	Cost of revenue	(28,144)	(19,219)	Inventories	Cost of revenue	41,196	35,160
		$(29,296)	$(16,813)			$41,734	$33,111

There were no gains or losses for the three and nine months ended September 30, 2012 and 2011 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

	Amount of Gain			Amount of Gain
	Recognized in Accumulated			Reclassified from Accumulated
	Other Comprehensive Income		Location of	Other Comprehensive Income
	(Effective Portion)		Realized Gain	(Effective Portion)
Derivatives	2012	2011	(Effective Portion)	2012	2011

Three and nine months ended September 30,
Foreign currency contracts	$127	$—	Other income (expense), net	$13	$—

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2012	2011

Three months ended September 30,

Commodity contracts	Revenue	$30,928	$3,703
Commodity contracts	Cost of revenue	(29,272)	(379)
Foreign currency contracts	Revenue	(1,392)	1,361
Foreign currency contracts	Other income (expense), net	(785)	2,054
		$(521)	$6,739

Nine months ended September 30,

Commodity contracts	Revenue	$14,156	$6,751
Commodity contracts	Cost of revenue	298	2,844
Foreign currency contracts	Revenue	(2,120)	1,361
Foreign currency contracts	Other income (expense), net	(1,469)	(818)
		$10,865	$10,138

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered were not significant as of September 30, 2012.

3.              Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income	$256	$165	$781	$391
Interest expense and other financing costs	(4,561)	(4,956)	(15,184)	(12,005)
	$(4,305)	$(4,791)	$(14,403)	$(11,614)

4.              Other Comprehensive Loss and Accumulated Other Comprehensive Loss

Our other comprehensive loss consists of foreign currency translation adjustment losses or gains related to our subsidiaries that have a functional currency other than the U.S. dollar and gains or losses relating to cash flow hedges. Our foreign currency translation adjustments amounted to losses of $0.7 million and $8.8 million for the three and nine months ended September 30, 2012, respectively, and losses of $10.8 million and $9.7 million for the three and nine months ended September 30, 2011, respectively.  The foreign currency translation adjustment losses for the three and nine months ended September 30, 2012 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.  We recorded gains of $0.1 million on our cash flow hedges for the three and nine months ended September 30, 2012.  As of September 30, 2012 and December 31, 2011, our accumulated other comprehensive loss amounted to $15.3 million and $6.5 million, respectively.

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective tax rates for such periods are as follows (in thousands, except for tax rates):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax provision	$14,683	$10,649	$33,249	$32,113

Effective income tax rate	21.7%	16.5%	17.5%	18.0%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2012 and 2011 were calculated based on the estimated annual effective tax rate for the full 2012 and 2011 fiscal years.  The provision for income taxes for the nine-month period ended September 30, 2012 includes an adjustment for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain tax position which was recognized in the three-month period ended March 31, 2012.  The actual effective tax rate for the full 2012 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to World Fuel	$51,494	$52,655	$146,509	$143,967

Denominator:
Weighted average common shares for basic earnings per common share	71,216	70,939	71,128	70,593
Effect of dilutive securities	600	648	663	822
Weighted average common shares for diluted earnings per common share	71,816	71,587	71,791	71,415

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	452	119	307	85

Basic earnings per common share	$0.72	$0.74	$2.06	$2.04

Diluted earnings per common share	$0.72	$0.74	$2.04	$2.02

7.              Commitments and Contingencies

Legal Matters

Cathay Pacific Litigation

On April 11, 2012, Cathay Pacific Airways Limited (“Cathay”) filed a writ in the High Court of the Republic of Singapore against one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. (“WFSS”) alleging property damage and bodily injuries arising out of the emergency landing of a Cathay aircraft in Hong Kong, which Cathay alleges was caused by contaminated fuel supplied by WFSS.  Although not specified in the writ, Cathay claims damages relating to the incident of approximately $34.0 million.  Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter.  We intend to vigorously defend this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance.  As of September 30, 2012, we have not recorded any accruals associated with this claim.

Other Matters

We are involved in litigation and administrative proceedings primarily arising in the normal course of our business.  We are not currently a party to any other pending litigation or administrative proceeding that is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.  As of September 30, 2012, we had recorded certain accruals which were not significant.

8.              Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $287.2 million as of September 30, 2012 and $287.1 million as of December 31, 2011 and our notes receivable of $7.0 million as of September 30, 2012 and $6.8 million as of December 31, 2011 are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of September 30, 2012
Assets:
Commodity contracts	$31,312	$106,622	$1,747	$139,681	$(101,945)	$37,736
Foreign currency contracts	—	5,190	—	5,190	(5,020)	170
Hedged item inventories	—	575	—	575	—	575
Total	$31,312	$112,387	$1,747	$145,446	$(106,965)	$38,481
Liabilities:
Commodity contracts	$32,699	$96,007	$—	$128,706	$(101,695)	$27,011
Foreign currency contracts	—	8,393	—	8,393	(5,020)	3,373
Hedged item inventories	—	1,445	—	1,445	—	1,445
Total	$32,699	$105,845	$—	$138,544	$(106,715)	$31,829

As of December 31, 2011
Assets:
Commodity contracts	$14,038	$51,033	$—	$65,071	$(43,275)	$21,796
Foreign currency contracts	—	2,994	—	2,994	(893)	2,101
Hedged item inventories	—	3,216	—	3,216	—	3,216
Hedged item commitments	—	206	—	206	—	206
Total	$14,038	$57,449	$—	$71,487	$(44,168)	$27,319
Liabilities:
Commodity contracts	$10,148	$46,754	$—	$56,902	$(43,291)	$13,611
Foreign currency contracts	—	1,018	—	1,018	(893)	125
Hedged item inventories	—	24	—	24	—	24
Earn-out	—	—	4,194	4,194	—	4,194
Total	$10,148	$47,796	$4,194	$62,138	$(44,184)	$17,954

Fair value of commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, basis differentials, interest rates, credit risk ratings, option volatility and currency rates.  Commodity contracts categorized in Level 3 are due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data.  Fair value of hedged item inventories is derived using spot commodity prices and basis differentials.  Fair value of foreign currency contracts is derived using forward prices that take into account interest rates, credit risk ratings and currency rates.

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

As of September 30, 2012, we had $4.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  In addition, as of September 30, 2012, we have offset $0.2 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.   As of December 31, 2011, we had $11.8 million of cash collateral deposits held by financial counterparties and there were no significant amounts of cash collateral that were offset against the total commodity fair value assets and liabilities in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains Relating to Assets and Liabilities that are Held at end of Period	Location of Total Gains (Losses) Included in Earnings
Three months ended September 30, 2012
Assets:
Commodity contracts	$—	$2,060	$313	$1,747	$1,747	Revenue

Three months ended September 30, 2011
Liabilities:
Earn-out	$5,156	$149	$—	$5,007	$149	Other income (expense), net

Nine months ended September 30, 2012
Assets:
Commodity contracts	$—	$2,060	$313	$1,747	$1,747	Revenue
Liabilities:
Earn-out	$4,194	$(110)	$4,304	$—	$—	Other income (expense), net

Nine months ended September 30, 2011
Assets:
Commodity contracts	$90	$—	$90	$—	$—	Revenue
Liabilities:
Earn-out	$5,012	$5	$—	$5,007	$5	Other income (expense), net

Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.  There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no significant Level 3 purchases, sales or issuances for the periods presented.

9.     Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land.  Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Our results of operations include (i) the results of Nordic Camp Supply ApS and certain affiliates (“NCS”) in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS results is now included in our land segment, (ii) the results of Ascent Aviation Group, Inc. (“Ascent”) in our aviation segment commencing on April 1, 2011, its acquisition date and (iii) the results of the CarterEnergy business in our land segment commencing on September 1, 2012, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Aviation segment	$3,823,338	$3,540,503	$10,782,756	$9,551,924
Marine segment	3,630,094	4,045,176	11,301,429	10,577,578
Land segment	2,458,241	1,925,113	6,925,340	5,169,405
	$9,911,673	$9,510,792	$29,009,525	$25,298,907

Gross profit:
Aviation segment	$84,197	$83,966	$218,282	$236,121
Marine segment	53,960	50,069	160,785	140,958
Land segment	42,595	36,812	131,043	95,638
	$180,752	$170,847	$510,110	$472,717

Income from operations:
Aviation segment	$39,808	$41,228	$92,601	$117,022
Marine segment	27,296	24,899	82,672	68,017
Land segment	18,185	18,653	62,737	43,342
	85,289	84,780	238,010	228,381
Corporate overhead - unallocated	14,241	13,855	35,348	35,828
	$71,048	$70,925	$202,662	$192,553

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	September 30,	December 31,
	2012	2011
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9,333 and $8,441 as of September 30, 2012 and December 31, 2011, respectively	$692,554	$569,086
Marine segment, net of allowance for bad debt of $8,734 and $9,495 as of September 30, 2012 and December 31, 2011, respectively	1,222,379	1,261,340
Land segment, net of allowance for bad debt of $7,121 and $6,365 as of September 30, 2012 and December 31, 2011, respectively	465,518	330,135
	$2,380,451	$2,160,561

Total assets:
Aviation segment	$1,561,799	$1,149,031
Marine segment	1,521,167	1,568,378
Land segment	992,690	816,595
Corporate	102,809	163,242
	$4,178,465	$3,697,246

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

Reportable Segments

We have three reportable operating segments: aviation, marine and land.  Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity.  We evaluate and manage our business segments using the performance measurement of income from operations.    Financial information with respect to our business segments is provided in Note 9 to the accompanying consolidated financial statements included in this 10-Q Report.

Results of Operations

Our results of operations include (i) the results of Nordic Camp Supply ApS and certain affiliates (“NCS”) in our aviation segment commencing on March 1, 2011, its acquisition date, and since January 1, 2012, a portion of NCS results is now included in our land segment, (ii) the results of Ascent Aviation Group, Inc. (“Ascent”) in our aviation segment commencing on April 1, 2011, its acquisition date and (iii) the results of the acquisition of certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the “CarterEnergy business”) in our land segment commencing on September 1, 2012, its acquisition date.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue.  Our revenue for the third quarter of 2012 was $9.9 billion, an increase of $0.4 billion, or 4.2%, as compared to the third quarter of 2011.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$3,823,338	$3,540,503	$282,835
Marine segment	3,630,094	4,045,176	(415,082)
Land segment	2,458,241	1,925,113	533,128
	$9,911,673	$9,510,792	$400,881

Our aviation segment contributed $3.8 billion in revenue for the third quarter of 2012, an increase of $0.3 billion, or 8.0% as compared to the third quarter of 2011.  The increase in aviation segment revenue was due to $0.4 billion in increased volume attributable to new and existing customers, which was partially offset by decreased revenue of $0.1 billion due to a decrease in the average price per gallon sold as a result of lower world oil prices in the third quarter of 2012 as compared to the third quarter of 2011.

Our marine segment contributed $3.6 billion in revenue for the third quarter of 2012, a decrease of $0.4 billion, or 10.3%, as compared to the third quarter of 2011.  Of the decrease in marine segment revenue, $0.2 billion was due to decreased sales volume and $0.2 billion was due to a decrease in the average price per metric ton sold in the third quarter of 2012 as compared to the third quarter of 2011.

Our land segment contributed $2.5 billion in revenue for the third quarter of 2012, an increase of $0.5 billion, or 27.7%, as compared to the third quarter of 2011.  Of the increase in land segment revenue, $0.3 billion was due to increased volume attributable to new and existing customers and $0.2 billion was due to increased volume attributable to acquired businesses.

Gross Profit. Our gross profit for the third quarter of 2012 was $180.8 million, an increase of $9.9 million, or 5.8%, as compared to the third quarter of 2011. Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$84,197	$83,966	$231
Marine segment	53,960	50,069	3,891
Land segment	42,595	36,812	5,783
	$180,752	$170,847	$9,905

Our aviation segment gross profit for the third quarter of 2012 was $84.2 million, an increase of $0.2 million, or 0.3%, as compared to the third quarter of 2011. The increase in aviation segment gross profit was due to $8.6 million in increased volume principally attributable to new and existing customers, which was partially offset by $8.4 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for the third quarter of 2012 was $54.0 million, an increase of $3.9 million, or 7.8%, as compared to the third quarter of 2011.  Of the increase in marine segment gross profit, $6.9 million was due to increased gross profit per metric ton sold principally due to certain higher margin activity, which was partially offset by $3.0 million due to decreased sales volume.

Our land segment gross profit for the third quarter of 2012 was $42.6 million, an increase of $5.8 million, or 15.7%, as compared to the third quarter of 2011.  Of the increase in land segment gross profit, $8.9 million was due to increased volume principally attributable to acquired businesses, which was partially offset by $3.1 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses.  Total operating expenses for the third quarter of 2012 were $109.7 million, an increase of $9.8 million, or 9.8%, as compared to the third quarter of 2011.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	September 30,
	2012	2011	$ Change

Compensation and employee benefits	$65,843	$57,215	$8,628
Provision for bad debt	3,631	2,422	1,209
General and administrative	40,230	40,285	(55)
	$109,704	$99,922	$9,782

The $8.6 million increase in compensation and employee benefits was principally due to $6.9 million in increased expenses to support our growing global business and $1.7 million related to the inclusion of acquired businesses.  The $1.2 million increase in provision for bad debt was principally due to an overall increase in the accounts receivable balance.

Income from Operations.  Our income from operations for the third quarter of 2012 was $71.0 million, an increase of $0.1 million, or 0.2%, as compared to the third quarter of 2011.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$39,808	$41,228	$(1,420)
Marine segment	27,296	24,899	2,397
Land segment	18,185	18,653	(468)
	85,289	84,780	509
Corporate overhead - unallocated	14,241	13,855	386
	$71,048	$70,925	$123

Our aviation segment income from operations was $39.8 million for the third quarter of 2012, a decrease of $1.4 million, or 3.4%, as compared to the third quarter of 2011. This decrease resulted from a $1.6 million increase in operating expenses, which was partially offset by $0.2 million in higher gross profit.

Our marine segment earned $27.3 million in income from operations for the third quarter of 2012, an increase of $2.4 million, or 9.6%, as compared to the third quarter of 2011. This increase resulted from $3.9 million in higher gross profit, which was partially offset by increased operating expenses of $1.5 million.

Our land segment income from operations was $18.2 million for the third quarter of 2012, a decrease of $0.5 million, or 2.5%, as compared to the third quarter of 2011. This decrease resulted from increased operating expenses of $6.3 million, which was partially offset by $5.8 million in higher gross profit. Of the increase in land segment operating expenses, $3.4 million was related to the inclusion of acquired businesses and $2.9 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments were $14.2 million for the third quarter of 2012, an increase of $0.4 million, or 2.8%, as compared to the third quarter of 2011.

Non-Operating Expenses, net. For the third quarter of 2012, we had non-operating expenses, net of $3.5 million, a decrease of $3.0 million as compared to the third quarter of 2011. This decrease was principally due to a $1.9 million positive change related to foreign currency exchange gains of $0.2 million for the third quarter of 2012 as compared to foreign currency exchange losses of $1.7 million for the third quarter of 2011 and a $0.5 million decrease in interest expense and other financing costs, net as a result of lower average borrowings under the Credit Facility as compared to the third quarter of 2011.

Taxes. For the third quarter of 2012, our effective tax rate was 21.7% and our income tax provision was $14.7 million, as compared to an effective tax rate of 16.5% and an income tax provision of $10.6 million for the third quarter of 2011.  The higher effective tax rate for the third quarter of 2012 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different tax rates as compared to the third quarter of 2011.

Net Income and Diluted Earnings per Common Share. Our net income for the third quarter of 2012 was $51.5 million, a decrease of $1.2 million, or 2.2%, as compared to the third quarter of 2011. Diluted earnings per common share for the third quarter of 2012 was $0.72 per common share, a decrease of $0.02 per common share, or 2.7%, as compared to the third quarter of 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. The following table sets forth the reconciliation between our net income and non-GAAP net income for the third quarter of 2012 and 2011 (in thousands):

	For the Three Months ended
	September 30,
	2012	2011

Net income attributable to World Fuel	$51,494	$52,655
Share-based compensation expense, net of taxes	2,475	1,738
Intangible asset amortization expense, net of taxes	3,953	4,870
Non-GAAP net income attributable to World Fuel	$57,922	$59,263

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the third quarter of 2012 and 2011:

	For the Three Months ended
	September 30,
	2012	2011

Diluted earnings per common share	$0.72	$0.74
Share-based compensation expense, net of taxes	0.03	0.02
Intangible asset amortization expense, net of taxes	0.06	0.07
Non-GAAP diluted earnings per common share	$0.81	$0.83

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue.  Our revenue for the first nine months of 2012 was $29.0 billion, an increase of $3.7 billion, or 14.7%, as compared to the first nine months of 2011.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$10,782,756	$9,551,924	$1,230,832
Marine segment	11,301,429	10,577,578	723,851
Land segment	6,925,340	5,169,405	1,755,935
	$29,009,525	$25,298,907	$3,710,618

Our aviation segment contributed $10.8 billion in revenue for the first nine months of 2012, an increase of $1.2 billion, or 12.9% as compared to the first nine months of 2011.  The increase in aviation segment revenue was principally due to increased volume attributable to new and existing customers.

Our marine segment contributed $11.3 billion in revenue for the first nine months of 2012, an increase of $0.7 billion, or 6.8%, as compared to the first nine months of 2011.  The increase in marine segment revenue was principally due to an increase in the average price per metric ton sold as a result of higher world oil prices in the first nine months of 2012 as compared to the first nine months of 2011.

Our land segment contributed $6.9 billion in revenue for the first nine months of 2012, an increase of $1.8 billion, or 34.0%, as compared to the first nine months of 2011.  The increase in land segment revenue was due to $0.7 billion in increased volume attributable to new and existing customers and $0.6 billion in increased volume attributable to crude oil marketing activities. Of the remaining increase in land segment revenue, $0.3 billion was due to revenue from acquired businesses and $0.2 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in the first nine months of 2012 as compared to the first nine months of 2011.

Gross Profit.  Our gross profit for the first nine months of 2012 was $510.1 million, an increase of $37.4 million, or 7.9%, as compared to the first nine months of 2011.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$218,282	$236,121	$(17,839)
Marine segment	160,785	140,958	19,827
Land segment	131,043	95,638	35,405
	$510,110	$472,717	$37,393

Our aviation segment gross profit for the first nine months of 2012 was $218.3 million, a decrease of $17.8 million, or 7.6%, as compared to the first nine months of 2011.  The decrease in aviation segment gross profit was due to $10.3 million in lower gross profit per gallon sold in our physical inventory business as a result of volatility, timing and direction of jet fuel price movements in the first nine months of 2012 as compared to the first nine months of 2011.  The remaining decrease in aviation gross profit of $7.5 million was principally due to fluctuations in customer mix.

Our marine segment gross profit for the first nine months of 2012 was $160.8 million, an increase of $19.8 million, or 14.1%, as compared to the first nine months of 2011.  The increase in marine segment gross profit was principally due to higher gross profit per metric ton sold due to certain higher margin business.

Our land segment gross profit for the first nine months of 2012 was $131.0 million, an increase of $35.4 million, or 37.0%, as compared to the first nine months of 2011. Of the increase in land segment gross profit, $21.6 million was due to increased volume attributable to crude oil marketing activities and $18.0 million was principally due to gross profit from acquired businesses, which were partially offset by a decrease in land segment gross profit of $4.2 million principally due to fluctuations in customer mix.

Operating Expenses.  Total operating expenses for the first nine months of 2012 were $307.4 million, an increase of $27.3 million, or 9.7%, as compared to the first nine months of 2011.  The following table sets forth our expense categories (in thousands):

	For the Nine Months ended
	September 30,
	2012	2011	$ Change

Compensation and employee benefits	$176,553	$159,161	$17,392
Provision for bad debt	4,413	6,749	(2,336)
General and administrative	126,482	114,254	12,228
	$307,448	$280,164	$27,284

The $17.4 million increase in compensation and employee benefits was due to $12.8 million in increased expenses to support our growing global business and $4.6 million related to the inclusion of acquired businesses.  The $2.3 million decrease in provision for bad debt was principally due to the recording of additional provision for bad debt in the first nine months of 2011. The $12.2 million increase in general and administrative expenses was due to $8.0 million related to the inclusion of acquired businesses and $4.2 million in increased expenses to support our growing global business.

Income from Operations.  Our income from operations for the first nine months of 2012 was $202.7 million, an increase of $10.1 million, or 5.2%, as compared to the first nine months of 2011.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2012	2011	$ Change

Aviation segment	$92,601	$117,022	$(24,421)
Marine segment	82,672	68,017	14,655
Land segment	62,737	43,342	19,395
	238,010	228,381	9,629
Corporate overhead - unallocated	35,348	35,828	(480)
	$202,662	$192,553	$10,109

Our aviation segment income from operations was $92.6 million for the first nine months of 2012, a decrease of $24.4 million, or 20.9%, as compared to the first nine months of 2011. This decrease resulted from $17.8 million in lower gross profit and $6.6 million in increased operating expenses attributable to the inclusion of acquired businesses.

Our marine segment earned $82.7 million in income from operations for the first nine months of 2012, an increase of $14.7 million, or 21.5%, as compared to the first nine months of 2011. This increase resulted from $19.8 million in higher gross profit, which was partially offset by increased operating expenses of $5.1 million.

Our land segment income from operations was $62.7 million for the first nine months of 2012, an increase of $19.4 million, or 44.7%, as compared to the first nine months of 2011. This increase resulted from $35.4 million in higher gross profit, which was partially offset by increased operating expenses of $16.0 million. Of the increase in land segment operating expenses, $10.2 million was related to the inclusion of acquired businesses and $5.8 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments were $35.3 million for the first nine months of 2012, a decrease of $0.5 million, or 1.3%, as compared to the first nine months of 2011.

Non-Operating Expenses, net. For the first nine months of 2012, we had non-operating expenses, net of $13.1 million, a decrease of $1.2 million as compared to the first nine months of 2011. This decrease was attributable to a $3.1 million positive change related to foreign currency exchange gains of $0.7 million in the first nine months of 2012 as compared to foreign currency exchange losses of $2.4 million in the first nine months of 2011.  Partially offsetting this decrease was a $2.8 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first nine months of 2012 as compared to the first nine months of 2011.

Taxes.  For the first nine months of 2012, our effective tax rate was 17.5% and our income tax provision was $33.2 million, as compared to an effective tax rate of 18.0% and an income tax provision of $32.1 million for the first nine months of 2011. The lower effective tax rate for the first nine months of 2012 resulted principally from an income tax benefit of $3.3 million for a discrete item related to a change in estimate for an uncertain tax position, partially offset by differences in the results of our subsidiaries in tax jurisdictions with different tax rates as compared to the first nine months of 2011.  Without the discrete tax benefit, our effective tax rate for the first nine months of 2012 would have been 19.3%.

Net Income and Diluted Earnings per Common Share. Our net income for the first nine months of 2012 was $146.5 million, an increase of $2.5 million, or 1.8%, as compared to the first nine months of 2011. Diluted earnings per common share for the first nine months of 2012 was $2.04 per common share, an increase of $0.02 per common share, or 1.0%, as compared to the first nine months of 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  The following table sets forth the reconciliation between net income and our non-GAAP net income for the first nine months of 2012 and 2011 (in thousands):

	For the Nine Months ended
	September 30,
	2012	2011

Net income attributable to World Fuel	$146,509	$143,967
Share-based compensation expense, net of taxes	6,583	5,626
Intangible asset amortization expense, net of taxes	10,537	14,103
Non-GAAP net income attributable to World Fuel	$163,629	$163,696

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first nine months of 2012 and 2011:

	For the Nine Months ended
	September 30,
	2012	2011

Diluted earnings per common share	$2.04	$2.02
Share-based compensation expense, net of taxes	0.09	0.08
Intangible asset amortization expense, net of taxes	0.15	0.20
Non-GAAP diluted earnings per common share	$2.28	$2.30

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

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2012 and 2011.  For additional details, please see the consolidated statements of cash flows.

	For the Nine Months ended
	September 30,
	2012	2011

Net cash provided by (used in) operating activities	$48,271	$(216,863)
Net cash used in investing activities	(90,460)	(130,828)
Net cash (used in) provided by financing activities	(25,491)	230,376

Operating Activities.  For the nine months ended September 30, 2012, net cash provided by operating activities totaled $48.3 million as compared to net cash used in operating activities of $216.9 million for the first nine months of 2011. The $265.2 million increase in operating cash flows was principally due to a decrease in the amounts invested in working capital for the first nine months of 2012 as compared to the first nine months of 2011.

Investing Activities. For the nine months ended September 30, 2012, net cash used in investing activities was $90.5 million as compared to $130.8 million for the first nine months of 2011. The $40.3 million decrease in cash used in investing activities was principally due to a reduction in cash used for the acquisition of businesses in the first nine months of 2012 as compared to the first nine months of 2011.

Financing activities.  For the nine months ended September 30, 2012, net cash used in financing activities was $25.5 million as compared to net cash provided by financing activities of $230.4 million for the first nine months of 2011.  The $255.9 million decrease in financing cash flows was principally due to Term Loan borrowings of $250.0 million in the first nine months of 2011.

Other Liquidity Measures

Cash and Cash Equivalents.  As of September 30, 2012, we had cash and cash equivalents of $139.4 million, which is entirely available for us to use without incurring additional costs. As of December 31, 2011, we had cash and cash equivalents of $205.4 million, of which $155.3 million was available for us to use without incurring additional costs and the remaining amount of $50.1 million would potentially be subject to additional costs if made available for us to use in the United States.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016.  We had no outstanding borrowings under our Credit Facility as of September 30, 2012 and December 31, 2011.  Our issued letters of credit under the Credit Facility totaled $23.8 million and $45.3 million as of September 30, 2012 and December 31, 2011, respectively.  We also had $249.8 million and $250.0 million in senior term loans (“Term Loans”) outstanding as of September 30, 2012 and December 31, 2011, respectively.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2012, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines to issue letters of credit, bank guarantees and bankers’ acceptances, which are subject to fees at market rates.  As of September 30, 2012 and December 31, 2011, our outstanding letters of credit and bank guarantees under these credit lines totaled $180.9 million and $122.3 million, respectively.  We also have a Receivables Purchase Agreement (“RPA”) to allow for the sale of up to $125.0 million of our accounts receivable.  As of September 30, 2012, we had sold accounts receivable of $84.7 million and recorded a retained beneficial interest of $19.3 million under the RPA.

Short-Term Debt. As of September 30, 2012, our short-term debt of $26.5 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, Term Loan borrowings and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2011 to September 30, 2012.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2011 10-K Report.

Contractual Obligations

Derivative Obligations.  As of September 30, 2012, our net derivative obligations were $30.4 million, principally due within one year.

Purchase Commitment Obligations.  As of September 30, 2012, our purchase commitment obligations were $20.4 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2012, we had issued letters of credit and bank guarantees totaling $204.7 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion thereof in “Liquidity and Capital Resources” above.

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

As of September 30, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except mark-to-market prices):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Mark-to- Market Prices	Mark-to- Market

Cash Flow Hedge	2012	Foreign currency contracts (long)	473	EUR	$0.05	$26
	2013	Foreign currency contracts (long)	1,758	EUR	0.05	88
						$114

Fair Value Hedge	2012	Commodity contracts for inventory hedging (long)	16,999	GAL	$0.12	$2,041
	2012	Commodity contracts for inventory hedging (short)	71,083	GAL	(0.05)	(3,398)
	2012	Commodity contracts for inventory hedging (long)	19	MT	(0.21)	(4)
	2012	Commodity contracts for inventory hedging (short)	51	MT	(3.69)	(188)
						$(1,549)

Non-Designated	2012	Commodity contracts (long)	111,788	GAL	$0.06	$6,376
	2012	Commodity contracts (short)	182,095	GAL	(0.07)	(12,388)
	2012	Commodity contracts (long)	3,766	MT	11.81	44,487
	2012	Commodity contracts (short)	2,976	MT	(11.07)	(32,939)
	2013	Commodity contracts (long)	30,498	GAL	0.09	2,810
	2013	Commodity contracts (short)	86,249	GAL	(0.04)	(3,022)
	2013	Commodity contracts (long)	2,248	MT	6.52	14,659
	2013	Commodity contracts (short)	1,087	MT	(7.04)	(7,653)
	2014	Commodity contracts (long)	263	GAL	0.05	12
	2014	Commodity contracts (short)	1,048	GAL	0.07	76
	2014	Commodity contracts (long)	10	MT	2.70	27
	2014	Commodity contracts (short)	13	MT	6.08	79
	2015	Commodity contracts (long)	2	MT	1.00	2
	2015	Commodity contracts (short)	2	MT	(1.00)	(2)
	2012	Foreign currency contracts (long)	1,448	AUD	0.00	2
	2012	Foreign currency contracts (short)	4,092	AUD	0.00	4
	2012	Foreign currency contracts (long)	1,451	BRL	0.01	8
	2012	Foreign currency contracts (long)	17,978	CAD	0.01	114
	2012	Foreign currency contracts (short)	14,600	CAD	(0.03)	(471)
	2012	Foreign currency contracts (long)	3,614,091	CLP	0.00	61
	2012	Foreign currency contracts (short)	75,536	CLP	(0.00)	(2)
	2012	Foreign currency contracts (short)	8,455,751	COP	0.00	14
	2012	Foreign currency contracts (long)	16,400	DKK	0.01	126
	2012	Foreign currency contracts (short)	17,000	DKK	(0.01)	(134)
	2012	Foreign currency contracts (long)	16,628	EUR	0.03	541
	2012	Foreign currency contracts (short)	34,834	EUR	(0.04)	(1,521)
	2012	Foreign currency contracts (long)	58,715	GBP	0.03	1,621
	2012	Foreign currency contracts (short)	82,701	GBP	(0.03)	(2,872)
	2012	Foreign currency contracts (long)	22,502	JPY	0.00	1
	2012	Foreign currency contracts (short)	175,189	JPY	(0.00)	(14)
	2012	Foreign currency contracts (long)	352,026	MXN	0.00	303
	2012	Foreign currency contracts (short)	267,447	MXN	(0.00)	(148)
	2012	Foreign currency contracts (long)	14,000	NOK	0.00	20
	2012	Foreign currency contracts (short)	33,288	NOK	(0.00)	(130)
	2012	Foreign currency contracts (short)	6,367	RON	(0.02)	(100)
	2012	Foreign currency contracts (long)	18,902	SGD	0.02	356
	2012	Foreign currency contracts (short)	22,537	SGD	(0.02)	(375)
	2013	Foreign currency contracts (long)	28,390	GBP	0.03	972
	2013	Foreign currency contracts (short)	49,180	GBP	(0.03)	(1,638)
	2013	Foreign currency contracts (short)	15,768	JPY	(0.00)	(1)
	2014	Foreign currency contracts (long)	250	GBP	(0.01)	(2)
	2014	Foreign currency contracts (short)	1,430	GBP	(0.04)	(52)
						$9,207

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2012.

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

Part II — Other Information

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2012:

			Total Number	Total Cost of	Remaining Authorized
			of Common Shares Purchased	Common Shares Purchased	Common Stock
	Total Number		as Part of Publicly	as Part of Publicly	Repurchases under
	of Common Shares	Average Price	Announced Plans	Announced Plans	Publicly Announced
Period	Purchased (1)	Per Common Share Paid	or Programs (2)	or Programs (2)	Plans or Programs (2)

7/1/12-7/31/12	313	$38.45	—	$—	50,000,000
8/1/12-8/31/12	—	—	—	—	50,000,000
9/1/12-9/30/12	—	—	—	—	50,000,000
Total	313	$38.45	—	$—	$50,000,000

(1)       These shares relate to the purchase of common stock tendered by employees to exercise share-based payment awards and satisfy the required withholding taxes related to share-based payment awards.

(2)       In October 2008, our Board of Directors authorized a $50.0 million common share repurchase program. The program does not require a minimum number of common shares to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of September 30, 2012, no shares of our common stock had been repurchased under this program.  The timing and amount of common shares to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.                       Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1	Form of Named Executive Officer Performance-Based Restricted Stock Grant Agreement under the 2006 Omnibus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer