Form 10-K
period 2012-12-31
WORLD FUEL SERVICES CORP
filed 2013-02-21
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
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

Large accelerated filer ☒  Accelerated filer ☐  Non-Accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $2,637,197,000.

As of February 13, 2013, the registrant had approximately 72,204,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III – Specified Portions of the Registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2012 10-K Report") as "World Fuel," "we," "our" and "us."

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers, and also engage in crude oil marketing activities. In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

We have offices located in the United States, the United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, Turkey, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Puerto Rico, Canada, South Africa, Gibraltar, India and Australia. See "Item 2 – Properties" for a list of principal offices by business segment and "Exhibit 21.1 – Subsidiaries of the Registrant" included in this 2012 10-K Report for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 11 to the accompanying consolidated financial statements included in this 2012 10-K Report.

Our principal executive office is located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is 305-428-8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q ("10-Q Report"), Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics, Board of Directors' committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2012 10-K Report and are not incorporated by reference in this 2012 10-K Report.

Aviation Segment
We market fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. Our aviation-related services include fuel management, price risk management, arranging ground handling, providing 24/7 global dispatch services and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. In addition, we offer card payment solutions and related processing services. Because fuel is a major component of an aircraft's operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network of third-party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in any location worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide, which is then typically delivered into our customers' aircraft or designated storage directly from our suppliers pursuant to arrangements with them or from our fuel inventory pursuant to contracts with various third parties. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We typically hedge inventory in pipelines in an effort to protect us against price risk. We also engage in both contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term, and spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or is government controlled and our suppliers typically extend unsecured trade credit to us. We may prepay our fuel purchases when limited by the amount of credit extended to us by suppliers or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations of certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Marine Segment
We market fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. Through our extensive network of offices, we provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. In addition, we offer card payment solutions and related processing services. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management.

We primarily act as a reseller as we generally take delivery for fuel purchased at the same place and time as the fuel is sold, mark it up and contemporaneously resell the fuel to our customer. We also sell fuel from our inventory, which we maintain in certain locations for strategic reasons in storage facilities that we own or lease and generally hedge in an effort to protect us against price risk. We also act as a broker and are paid a commission for negotiating the transaction by arranging the fuel purchase contract between the supplier and the end user and expediting the arrangements for the delivery of fuel. In addition, we enter into derivative contracts in order to mitigate the risk of market price fluctuations on certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs. The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing or market-based formulas or is government controlled, and our suppliers typically extend trade credit to us. We also contract with third parties to provide various services for our customers, including fueling of vessels in port and at sea, and transportation and delivery of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Land Segment
In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Our land-related services include management services for the procurement of fuel and price risk management. Additionally, we engage in crude oil marketing activities. We conduct these activities throughout most of the United States as well as parts of Brazil and the United Kingdom. In addition, we offer transaction management services, which include card payment solutions, merchant processing services, payment solutions for tolls across Europe, government payment systems for global fuel procurement and commercial payment programs in the land transportation industry.

In connection with our fuel marketing activities, we act as a reseller as we purchase fuel from a supplier, mark it up and contemporaneously resell it to our customers through spot sales and contract sales. Fuel is delivered to our customers directly or at designated tanker truck loading terminals commonly referred to as "racks", which are owned and operated by our suppliers or other third-parties, or directly to customer locations through third party carriers. We also maintain inventory in certain locations including pipelines and ship inventory via railcar. Inventory held in storage or being shipped is typically hedged in an effort to protect us against price risk. Our cost of fuel is generally tied to market-based formulas and our suppliers typically extend unsecured trade credit to us. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations for certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our land customers accounted for more than 10% of total consolidated revenue.

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

Employees
As of February 13, 2013, we employed 2,490 people worldwide.

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

We may also be affected by new environmental laws and regulations that will apply to us or our customers in the future, some of which could reduce the demand for our products and services. For example, the U.S. Environmental Protection Agency has finalized rules requiring the reporting of greenhouse gas ("GHG") emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and to regulate emissions from major sources of GHGs under the Clean Air Act. In addition, a number of countries outside the U.S. have enacted or are considering GHG emission schemes. Although the ultimate impact of these or other future measures is difficult to accurately predict, they could affect our operations, earnings and competitive position.

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

Examples of forward-looking statements in this 2012 10-K Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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
  •
  our failure to comply with restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loans ("Term Loans");
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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2012 10-K Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Item 1A. Risk Factors

We extend credit to most of our customers in connection with their purchases of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
We extend credit to most of our customers in connection with their purchases of fuel and services from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with other suppliers of fuel and other services. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited because we sell primarily within the aviation, marine and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the aviation, marine or land transportation industries, political instability, terrorist activities, military action or natural disasters in our market areas. The unprecedented levels of disruption and volatility in the credit and financial markets over the past several years have increased our possible exposure to customer credit risk because it has made it harder for our customers to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our contracts with customers, suppliers and financial institutions expose us to heightened counterparty risk, which could have an adverse effect on our business.
As part of our price risk management services, we offer our customers various pricing structures for future purchases of fuel, including derivatives products designed to assist our customers with hedging their exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward pricing contracts ("fixed forward contracts") with our customers and suppliers under which we agree to sell or purchase, as the case may be, certain volumes of fuel at fixed prices. In addition, we may enter into swap transactions with a customer where we act as the counterparty in the customer's own attempt to mitigate their risk against price fluctuations. We also use derivatives to hedge certain of our fuel inventories and certain purchase and sale commitments. We typically hedge our financial risk in any of the foregoing types of transactions by entering into commodity-based derivative instruments with financial institution counterparties (such as broker/dealers, commercial banks and investment banks), often on an unsecured basis.

If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction, we will have effectively extended unsecured credit to that customer in an amount equal to the difference between the fixed price and the current market price multiplied by the applicable volumes of fuel. Based on the volatility of fuel, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or their swap transactions. For example, in the event the market price of fuel at the time of delivery is significantly less than the fixed price, a customer could decide to default on their purchase obligation to us and purchase the fuel at the current market rate from another supplier. Meanwhile, we will have already agreed to purchase the fuel from our own supplier and will therefore have to honor that commitment despite the fact that we may not have an immediate purchaser for the fuel and we may be forced to later sell that fuel at a loss.

Although we have credit standards and perform credit evaluations of our customers and suppliers, our evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated. Should any counterparty fail to honor its obligations under our agreements with them, we could sustain significant losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Current and proposed derivatives legislation and rulemaking could have an adverse effect on our business.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, including Title VII, titled "Wall Street Transparency and Accountability Act of 2010" (the "Act"). Among other things, the Act provides for new federal regulation of the over-the-counter swaps market both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission ("CFTC") and the SEC broad authority to regulate the swaps market and its principal participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The CFTC and the SEC are continuing to consider, finalize and implement rules governing, among other things, where swaps are transacted (on exchange versus off exchange); how they are transacted (cleared versus uncleared; margined versus unmargined); and the differing responsibilities of those who participate in over-the-counter derivatives (end users, swap dealers, major swap participants). Regulations setting limits on the size of a party's derivative positions in major energy markets were adopted by the CFTC but vacated after a successful challenge in Federal court, which the CFTC has announced its intention to appeal. Certain of the other requirements under the Act have taken effect and other regulations that could have significant impact on us, such as "margin" rules potentially requiring us to deliver cash or other collateral to secure our obligations on open derivative contracts, are expected to be finalized in the coming months.

Furthermore, various foreign jurisdictions are in the process of adopting legislation regulating the use of derivatives, including Singapore and the United Kingdom, where we currently engage in derivative transactions.

As regulations are finalized, adopted and implemented, we continue to evaluate how legislation will impact our ability to conduct our business. In particular, the Act and any new (or newly implemented) regulations and international legislation could significantly increase the cost of our derivative contracts (including through requirements to post collateral which could adversely affect our cash flows and liquidity), materially alter the terms of our derivative contracts, reduce our ability to offer derivative and other price management products to our customers, reduce the demand for our price risk management services, reduce the availability of derivatives to protect against risks we encounter, increase price volatility in commodities we buy and sell (and derivatives related to those commodities), reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If the increased cost of derivative contracts is significant or we reduce or limit our derivatives activities as a result of the legislation, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

We are exposed to various risks in connection with our use of derivatives which could have an adverse effect on our results of operations.
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations could be ineffective. For example, because there currently is no market for aviation jet fuel futures, we enter into hedging transactions with respect to our aviation business by trading in heating oil futures. If the price of aviation jet fuel and heating oil are not correlated, then it is more likely that our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, heating oil is not a perfect substitute for aviation jet fuel and short-term significant pricing differences may occur. In the period immediately following Hurricane Katrina in 2005, for example, the price of aviation jet fuel increased substantially while the price of heating oil remained relatively constant.

We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities associated with basis or time spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, entail exposure to adverse changes in commodity prices in relation to our proprietary position. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures with respect to hedging or proprietary trading, for example by failing to hedge a specific financial risk or to observe limits on exposure, which could subject us to financial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, the majority of our derivatives are not designated as cash flow hedges for accounting purposes, and we therefore recognize changes in the fair market value of these derivatives as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair value of these derivatives are marked to market at the end of each quarter, changes in the fair value of our derivative instruments as a result of unrealized gains or losses may cause our earnings to fluctuate from period to period.

Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices have been extremely volatile in the recent past, are likely to continue to be volatile in the future and depend on factors outside of our control, such as:

  •
  global economic conditions;
  •
  changes in global crude oil prices;
  •
  expected and actual supply and demand for fuel;
  •
  political conditions;
  •
  laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;
  •
  changes in pricing or production controls by the Organization of the Petroleum Exporting Countries (OPEC);
  •
  technological advances affecting energy consumption or supply;
  •
  energy conservation efforts;
  •
  price and availability of alternative fuels; and
  •
  weather.

If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations in order to reduce costs or comply with new environmental regulations to obtain associated incentives. In any such event, there would be no assurance that the volume of orders from our customers would increase again or that we would be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers' demands or could require us to prepay for fuel purchases which would impair our liquidity.

We also maintain fuel inventories for competitive reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory. Our inventory is valued using the average cost methodology and is stated at the lower of average cost or market. A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. Accordingly, if the market value of our inventory is less than our average cost, we would record a write-down of inventory and a non-cash charge to cost of revenue, which would adversely impact our earnings.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

  •
  trade protection measures and import or export licensing requirements, which could increase our costs of or prevent us from doing certain business internationally;
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

In particular, we operate in international markets such as Russia and certain countries in Asia and Latin America, which have been plagued by corruption and have uncertain regulatory environments, both of which could have a negative impact on our operations there. Many countries in which we operate historically have been, and may continue to be, susceptible to recessions or currency devaluation.

We also operate in certain high risk locations, such as Iraq and Afghanistan, that have been experiencing military action or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations there. In these high risk locations, we may incur substantial costs to maintain the safety of our personnel. Despite these measures, we cannot guarantee the safety of our personnel in these locations and we may suffer future losses of employees or subcontractors.

Fluctuations in foreign exchange rates could materially affect our reported results.
The majority of our business transactions are denominated in U.S. dollars. In certain markets, however, payments to some of our fuel suppliers and from some of our customers are denominated in local currency. We also have certain liabilities, primarily for local operations, including income and transactional taxes, that are denominated in foreign currencies. This subjects us to foreign currency exchange risk. Although we use hedging strategies to manage and minimize the impact of foreign currency exchange risk, at any given time, only a portion of this risk may be hedged, and our exposure to this risk may be substantial. As a result, fluctuations in foreign exchange rates could adversely affect our profitability.

In addition, many of our customers are foreign and may be required to purchase U.S. dollars to pay for our products and services. A rapid depreciation or devaluation in currency that affects our customers could have an adverse effect on their operations and their ability to convert local currency to U.S. dollars in order to make required payments to us. This could, in turn, increase our credit losses and adversely affect our business, financial condition, results of operations and cash flows.

Third parties who fail to provide services to us or our customers as agreed could harm our business.
We use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in port and at sea and delivering land-based fuel. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as an interruption of their business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To the extent that we use third parties in our operations in foreign markets, we are also subject to the risk that we would be held accountable for the failure of these third parties to comply with the laws and regulations of the U.S. and various international jurisdictions.

If the fuel we purchase from our suppliers fails to meet the contractual specifications we have agreed to supply to our customers, our business could be adversely affected.
We purchase the fuel we resell from various suppliers. If the fuel we resell fails to meet the specifications we have agreed to with customers, we could incur significant liabilities if a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. In addition, our relationship with our customers could be adversely affected and adverse publicity about any allegations of contaminated fuel may negatively affect us, regardless of whether the allegations are true. Although in most cases we have recourse against our suppliers for fuel that fails to meet contractual specifications, such recourse cannot be assured and may be costly to enforce. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing an agreement in a foreign jurisdiction. Any significant liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Material disruptions in the availability or supply of fuel would adversely affect our business.
The success of a significant portion of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

Adverse conditions in the aviation, marine and land transportation industries may have an adverse effect on our business.
Our business is focused on the marketing of fuel and fuel-related services to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

In addition, the aviation, marine and land transportation industries are subject to laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change, which may reduce the demand for our products and services. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to greenhouse gas (GHG) emissions. Although the ultimate impact of these requirements is difficult to predict accurately, they could have a material adverse effect on our business or on the businesses of our customers.

Insurance coverage for some of our operations may be insufficient to cover losses.
We maintain insurance to cover various risks associated with the operation of our business. Certain risks, however, such as environmental risks, are not fully insurable and our insurance coverage does not cover all potential losses, costs, or liabilities. Accordingly, our insurance policies may not adequately cover or may have exclusions of coverage for certain losses. Also, if we take, or fail to take, certain actions, our insurance carriers may refuse to pay particular claims. Therefore, there can be no assurance that our insurance coverage will be available or will be adequate to cover future claims that may arise.

Furthermore, our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage or reduce our level of coverage in order to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance or the loss of insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to comply with the restrictions of our Credit Facility and Term Loans could adversely affect our operating flexibility.
We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, such as limiting or prohibiting our ability to (i) pay dividends, (ii) incur additional debt, (iii) create liens, (iv) make restricted payments, (v) sell assets and (vi) engage in mergers or acquisitions. Our failure to comply with obligations under these facilities, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party, such as certain derivative contracts and promissory notes issued in connection with acquisitions, and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our cash equivalents and investments are subject to risks that may cause illiquidity and losses from declines in value.
Our cash equivalents, principally consisting of overnight investments, bank money market accounts, bank time deposits, money market mutual funds and investment grade commercial paper, are subject to credit, liquidity, market and interest rate risk, which can be exacerbated by volatility in the capital markets. Adverse changes in this respect can result in the decline of the fair value of our cash equivalents, which could materially affect our business, financial condition, results of operations and cash flows.

Our business is dependent on the ability to obtain financing to meet our capital requirements and fund our future growth, which may be particularly difficult to obtain if there is volatility in the credit or capital markets.
We rely on credit arrangements with banks, suppliers and other parties as a significant source of liquidity for capital requirements not satisfied by operating cash flow. A substantial tightening of the global credit markets could affect our ability to obtain credit as and when we need it on commercially reasonable terms or at all and, consequently, could have a negative impact on our future development and growth. If we are unable to obtain debt financing and instead raise capital through an equity issuance, existing shareholders would be diluted. Even if we are able to obtain debt financing, the restrictions creditors may place on our operations and our increased interest expense and leverage could limit our ability to grow.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment agreements with certain of our key executive officers, the employment agreements do not prevent those officers from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business will be adversely affected. While we maintain key man life insurance with respect to certain members of our senior management, our coverage levels may not be sufficient to offset any losses we may suffer and there is no assurance that we will continue to maintain key man life insurance in the future.

Businesses we have acquired or may acquire in the future as well as strategic investments such as joint venture arrangements will expose us to increased operating risks.
As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers and other service businesses. For example, we acquired certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the "CarterEnergy business") and certain assets of Multi Service Corporation, including the assets comprising its transaction management business, and all of the outstanding stock of its foreign subsidiaries (the "Multi Service business") in 2012. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. If we acquire new businesses in the future, we may incur substantial additional indebtedness and other expenses or we may complete potentially dilutive issuances of equity securities, which may affect the market price of our common stock, inhibit our ability to pay dividends or restrict our operations. We have also entered into joint venture arrangements and equity method investments intended to complement or expand our business. These types of transactions are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate.

These transactions involve significant challenges and risks, including:

  •
  our ability to effectively integrate and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;
  •
  our ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;
  •
  the diversion of management's time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;
  •
  the risks associated with entering into businesses or markets in which we may have no or limited direct prior experience;
  •
  the potential loss of key employees, customers or suppliers of the acquired businesses;
  •
  the ability to integrate the information technology ("IT") systems of acquired businesses into our existing IT infrastructure and manage those systems that cannot be effectively integrated;
  •
  the requirement to write-down acquired assets as a result of the acquired business being worth less than we paid for it;
  •
  capital expenditure requirements exceeding our estimates;
  •
  the risk that an acquisition or strategic investment could reduce our future earnings; and
  •
  the assumption of material liabilities, exposure to litigation or unknown liabilities, and no or limited indemnities.

Information technology failures and data security breaches could harm our business.
We rely upon our information technology and communications systems to support key business functions and the efficient operation of these systems is critical to our business. Our information technology systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, viruses, security breaches, natural disasters, and/or errors by our employees. A significant disruption in the functioning of these systems could damage our reputation, our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and/or require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also have access to sensitive, confidential or personal data or information in certain of our businesses, some of which may be subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect such information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of that information. Although we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in U.S. or foreign tax laws could adversely affect our business and future operating results.
We are affected by various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value added tax, energy, environmental and other taxes. From time to time, we may also benefit from special tax concessions in certain jurisdictions. Changes in U.S. and foreign tax laws, our failure to comply with such laws or the loss of tax concessions could adversely affect our business, financial condition, results of operations and cash flows.

Furthermore, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities and, although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

Finally, we earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective income tax rates for the Company. In addition, there have been proposals to change U.S. income tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our income tax expense, financial condition, results of operations and cash flows.

Our international operations require us to comply with applicable U.S and international laws and regulations.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Anti-Bribery Act, and economic sanction programs administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business and the U.K. Anti-Bribery Act prohibits bribery both in the United Kingdom and internationally, as well as bribery across public and private sectors. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our subsidiaries have had limited business dealings in countries subject to comprehensive OFAC-administered sanctions, specifically Cuba, Iran, Syria and Sudan. These business dealings, which represent an insignificant amount of our consolidated revenues and income, generally consist of the purchase of overflight permits and the provision of flight support and fuel services pursuant to licenses issued by OFAC or as otherwise permitted by U.S. sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with our compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.

On April 19, 2009, we received an administrative subpoena from OFAC requesting information regarding transactions that we have conducted involving Cuba since April 1, 2004. Upon receipt of this subpoena, we initiated an internal review to identify transactions involving Cuba, and we voluntarily expanded the scope of this review to include transactions involving Iran and Sudan. On December 8, 2009, we received a separate administrative subpoena from OFAC requesting information regarding our transactions involving Sudanese overflight payments since June 30, 2008. We responded to both subpoenas and identified certain transactions that may have resulted in violations of U.S. sanctions regulations or our OFAC-issued licenses, including the failure to make certain periodic reports as required by our OFAC-issued licenses and a small number of sanctioned country-related transactions which took place after one of our licenses had expired. In our responses to OFAC, we noted that the transactions we identified as potential violations resulted in very small amounts of revenue to us, and that we intend to take certain remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against the Company. Additionally, in the course of its ongoing review, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to reenter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing in order to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

Reduced sales to our government customers could adversely affect our profitability.
We have a large and varied customer base. During 2012, no individual customer accounted for revenue totaling more than 10% of our consolidated revenue. Future U.S. government budget conditions and the scheduled withdrawal of armed forces from Afghanistan could result in a decrease in defense spending, which in turn could cause a reduction in sales in our government services business. Since such sales carry higher margins than certain of our other products and services, such a decrease could contribute disproportionately to a reduction in our gross margin and profitability. Therefore, the loss of a significant government customer or a material reduction in sales to a significant government customer could adversely affect our business, financial condition, results of operations and cash flows.

If we fail to comply with environmental laws or other government regulations applicable to our operations, we could suffer penalties or costs that could have a material adverse effect on our business.
We are required to comply with extensive and complex environmental laws and other regulations at the international, federal, state and local government levels relating to, among other things:

  •
  the transportation and handling of fuel and fuel products;
  •
  the operation of fuel storage and distribution facilities;
  •
  workplace safety;
  •
  fuel spillage or seepage;
  •
  environmental damage; and
  •
  hazardous waste disposal.

If we fail to comply with these laws or regulations, we could be subject to substantial fines or penalties or to civil or criminal liability.

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

Our fuel storage and transportation operations have inherent risks that could negatively impact our stock price, results of operations and financial condition.
Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks of oil spills and other environmental mishaps, fires, collisions and other catastrophic disasters, loss of life, severe damage to and destruction of property and equipment, loss of product and business interruption. Damage arising from such occurrences may result in fines and third party lawsuits asserting large claims. We maintain insurance to mitigate these costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities suffered by us from the occurrence of one or more of the risks described above. Further, if we are negligent or otherwise responsible in connection with any such event, our insurance may not cover our claim. Any of these occurrences, and any resulting media coverage, could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.

If we are held liable for clean up and other costs related to several businesses we exited that handled hazardous and non-hazardous waste, such liability could adversely affect our business and financial condition.
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

Our operations may be adversely affected by legislation as well as competition from other energy sources and new or advanced technology, which could result in increased operating costs and reduced demand for our products and services.
Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability.

In addition, federal and/or state governments may enact legislation or regulations that attempt to control or limit greenhouse gas emissions such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of fuel, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could negatively impact the reputation of fuel products or services such as those we offer. The occurrence of the foregoing events could put upward pressure on the cost of fuel relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.

Current and future litigation could have an adverse effect on us.
We are currently involved in legal proceedings that have arisen in the ordinary course of our business. Lawsuits and other administrative or legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

We are exposed to risks from legislation requiring companies to have adequate internal controls over financial reporting and to evaluate those internal controls.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. Our expansive international operations and integration of acquired companies exacerbate the risks associated with the need to maintain effective internal controls. Accordingly, we expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline. Moreover, even if we and our auditors do not identify any deficiencies in our internal control system, it may not prevent all potential errors or fraud.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our principal properties, all of which are leased, as of February 13, 2013. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2013 in any material respect.

WORLD FUEL SERVICES CORPORATION and SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021
3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018
Portland House 10th and 13th Floor Bressenden Place London, UK SW1E 5BH	Administrative, operations and sales office for marine segment	Two Leases: March 2015
Kingfisher House North Park Gatwick Road Crawley, West Sussex, UK RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015
238A Thompson Road #17-08 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	December 2015
Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017
Av. Rio Branco 181/3602 – Parte, Centro Rio de Janeiro, Brazil 20040 007	Administrative, operations and sales office for aviation, marine and land segments	December 2016
Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	September 2014
Oficentro Ejécutivo La Sabana Sur, Edificio #7, Piso 4 San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	May 2013
555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224, USA	Administrative, operations and sales office for land segment	January 2015
Cabriole Center 5201 W. 73rd St Eden Prairie, MN 55435, USA	Administrative, operations and sales office for land segment	December 2013
One Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	December 2015
Virkelyst 10 DK-9400 Nr. Sundby, Denmark	Administrative, operations and sales office for aviation and land segments	August 2015
6000 Metcalf Ln Shawnee Mission, KS 66202, USA	Administrative, operations and sales office for land segment	April 2017
8650 College Blvd Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, marine and land segments	December 2014

 Item 3. Legal Proceedings

Cathay Pacific Litigation
On April 11, 2012, Cathay Pacific Airways Limited ("Cathay") filed a writ in the High Court of the Republic of Singapore against one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. ("WFSS") alleging property damage and bodily injuries arising out of the emergency landing of a Cathay aircraft in Hong Kong on April 13, 2010, which Cathay alleges was caused by contaminated fuel supplied by WFSS. Cathay also alleges that WFSS supplied contaminated fuel to a Cathay flight originating from the same airport on April 12, 2010. On November 16, 2012, Cathay filed a Statement of Claim in the High Court of the Hong Kong Special Administrative Region against WFSS and PT Pertamina (Persero), the party that supplied the subject fuel to WFSS, alleging breach of contract and negligence. The case in Singapore has been stayed pending resolution of the Hong Kong case. Although not specified in either the writ or the claim, Cathay asserts damages relating to the incident of approximately $34.0 million. We intend to vigorously defend against this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance.

Other Matters
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business operations including, but not limited to: (i) commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, (ii) environmental claims and (iii) bankruptcy preference claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our results of operations or cash flow for that period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol INT. As of February 13, 2013, there were 341 shareholders of record of our common stock and the closing price of our stock on the NYSE was $43.93. The following table sets forth, for each quarter in 2012 and 2011, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low

2012
First quarter	$48.94	$40.09
Second quarter	44.32	35.40
Third quarter	41.03	34.58
Fourth quarter	41.68	34.00
2011
First quarter	$41.44	$35.58
Second quarter	40.61	33.11
Third quarter	39.49	31.65
Fourth quarter	42.87	32.23

Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2012 and 2011.

	Per Share Amount	Declaration Date	Record Date	Payment Date

2012
First quarter	$0.0375	March 6, 2012	March 23, 2012	April 6, 2012
Second quarter	0.0375	June 12, 2012	June 22, 2012	July 6, 2012
Third quarter	0.0375	August 24, 2012	September 14, 2012	October 5, 2012
Fourth quarter	0.0375	November 20, 2012	December 14, 2012	January 4, 2013
2011
First quarter	$0.0375	March 4, 2011	March 18, 2011	April 8, 2011
Second quarter	0.0375	June 10, 2011	June 24, 2011	July 8, 2011
Third quarter	0.0375	September 6, 2011	September 16, 2011	October 7, 2011
Fourth quarter	0.0375	November 22, 2011	December 16, 2011	January 6, 2012

Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $50.0 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing date of the Credit Facility and Term Loans. For additional information regarding our Credit Facility and Term Loans, see Note 6 to the accompanying consolidated financial statements, included herein, and "Liquidity and Capital Resources" in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five-year period from December 31, 2007 through December 31, 2012. The cumulative return includes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
 Among World Fuel, the Russell 2000 Index, and the S&P Energy Index
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Equity Compensation Plans
The following table summarizes securities authorized for issuance related to outstanding restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSAR Awards") under our equity compensation plan (which was approved by our shareholders) and available for future issuance under our equity compensation plan as of December 31, 2012 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding RSUs and SSAR Awards	(b) Weighted average exercise or conversion price of outstanding RSUs and SSAR Awards	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

2006 Omnibus Plan	1,403	$4.60	3,824

There are no outstanding warrants to purchase our common stock.

Repurchase of Common Stock
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Total Cost of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Remaining Authorized Common Stock Repurchases under Publicly Announced Plans or Programs (2)

10/1/12-10/31/12	—	$ —	—	$—	$50,000,000
11/1/12-11/30/12	483	38.69	—	—	50,000,000
12/1/12-12/31/12	—	—	—	—	50,000,000

Total	483	$38.69	—	$—	$50,000,000

(1)
These shares relate to the purchase of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

(2)
In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program. The program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time. As of December 31, 2012, no shares of our common stock had been repurchased under this program. The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

For information on repurchases of common stock for the first three quarters of 2012, see the corresponding 10-Q Report for each such quarter.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data and "Risk Factors" included elsewhere in this 2012 10-K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)

Revenue	$38,945,338	$34,622,854	$19,131,147	$11,295,177	$18,509,403
Cost of revenue	38,271,891	33,987,851	18,689,006	10,919,586	18,114,020

Gross profit	673,447	635,003	442,141	375,591	395,383
Operating expenses (6)	416,424	378,031	261,275	221,596	241,643

Income from operations	257,023	256,972	180,866	153,995	153,740
Non-operating expense, net	(17,428)	(18,769)	(3,336)	(4,086)	(16,165)

Income before income taxes	239,595	238,203	177,530	149,909	137,575
Provision for income taxes	38,244	39,001	31,027	32,346	32,370

Net income including noncontrolling interest	201,351	199,202	146,503	117,563	105,205
Net income (loss) attributable to noncontrolling interest	12,006	5,173	(362)	424	166

Net income attributable to World Fuel	$189,345	$194,029	$146,865	$117,139	$105,039

Basic earnings per common share	$2.66	$2.74	$2.36	$1.99	$1.82

Basic weighted average common shares	71,154	70,687	62,168	59,003	57,707

Diluted earnings per common share	$2.64	$2.71	$2.31	$1.96	$1.80

Diluted weighted average common shares	71,817	71,510	63,441	59,901	58,244

Cash dividends declared per common share	$0.150	$0.150	$0.150	$0.150	$0.075

	As of December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)

Cash, cash equivalents and short-term investments	$172,740	$205,415	$272,893	$306,943	$322,452
Accounts receivable, net	2,193,866	2,160,561	1,386,700	951,398	676,100
Total current assets	3,281,377	3,122,227	2,067,867	1,467,947	1,172,150
Total assets	4,107,751	3,697,246	2,566,450	1,747,995	1,404,626
Total current liabilities	2,149,298	2,026,142	1,358,484	951,711	750,787
Total long-term liabilities	416,829	324,386	81,402	63,035	45,693
Total equity	1,541,624	1,346,718	1,126,564	733,249	608,146

(1)
In 2012, we acquired the CarterEnergy business and the Multi Service business on September 1st and December 31st, respectively, and completed three additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of the CarterEnergy business and the financial position of the Multi Service business have been included in our consolidated financial statements since their respective acquisition dates.

(2)
In 2011, we acquired all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates ("NCS") and all of the outstanding stock of Ascent Aviation Group, Inc. ("Ascent") on March 1st and April 1st, respectively, and completed six additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(3)
In 2010, we acquired i) certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the "Lakeside business") on July 1st, ii) all of the outstanding stock of Western Petroleum Company ("Western") on October 1st, iii) all of the outstanding stock of The Hiller Group Incorporated, Air Petro Corp. and all of the outstanding membership interests of HG Equipment, LLC and AHT Services, LLC (collectively, "Hiller") on December 31st and completed two additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(4)
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

(5)
In June 2008, we acquired certain assets of Texor Petroleum Company, Inc. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since June 1, 2008.

(6)
Included in operating expenses are total non-cash compensation costs associated with share-based payment awards of $14.1 million for 2012, $11.0 million for 2011, $10.1 million for 2010, $6.5 million for 2009 and $14.7 million for 2008 (including special bonus awards of $4.5 million, which were settled in our common stock in 2009) and intangible amortization expense of $18.1 million for 2012, $25.0 million for 2011, $9.8 million for 2010, $8.3 million for 2009 and $5.6 million for 2008.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 – Selected Financial Data," and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2012 10-K Report. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in "Item 1A – Risk Factors."

Overview
We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. Additionally, we have expanded our service offering within the transportation industry, including card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers and we engage in crude oil marketing activities.

In our aviation and land segments, we primarily purchase and resell fuel, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers' operating expenses, volatile and/or high fuel prices can adversely affect our customers' businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See "Item 1A – Risk Factors" of this 2012 10-K Report.

Reportable Segments
We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 2012 10-K Report.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2012 10-K Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2012 10-K Report.

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

Revenue from card payment and processing transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

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

The estimated fair value of stock awards, such as restricted stock and RSUs is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were granted. To determine the estimated fair value of SSAR Awards, we use the Black-Scholes option pricing model. The estimation of the fair value of SSAR Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award's expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non-recurring events that would not be expected in the future. Risk-free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award's expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award's expected life, as adjusted for stock splits.

Cash flows from income tax benefits resulting from income tax deductions in excess of the compensation cost recognized for share-based payment awards (excess income tax benefits) are classified as financing cash flows. These excess income tax benefits are credited to capital in excess of par value.

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

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see "Item 1A – Risk Factors" in this 2012 10-K Report.

Inventories
Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

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

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statement of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statement of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $11.2 million, $8.3 million and $9.8 million during 2012, 2011 and 2010, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

Results of Operations
The results of operations include the results of (i) the CarterEnergy business (land segment) commencing on September 1, 2012, (ii) Ascent (aviation segment) commencing on April 1, 2011, (iii) NCS (aviation and land segments) commencing on March 1, 2011, (iv) Hiller (aviation segment) commencing on December 31, 2010, (v) Western (aviation and land segments) commencing on October 1, 2010 and (vi) the Lakeside business (land segment) commencing on July 1, 2010.

2012 compared to 2011

Revenue. Our revenue for 2012 was $38.9 billion, an increase of $4.3 billion, or 12.5%, as compared to 2011. Our revenue during these periods was attributable to the following segments (in thousands):

	2012	2011	$ Change

Aviation segment	$14,692,042	$12,866,019	$1,826,023
Marine segment	14,750,425	14,565,086	185,339
Land segment	9,502,871	7,191,749	2,311,122

Total	$38,945,338	$34,622,854	$4,322,484

Our aviation segment revenue for 2012 was $14.7 billion, an increase of $1.8 billion, or 14.2% as compared to 2011. The increase in aviation segment revenue was principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for 2012 was $14.8 billion, an increase of $0.2 billion, or 1.3%, as compared to 2011. The increase in marine segment revenue was principally due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2012 as compared to 2011.

Our land segment revenue for 2012 was $9.5 billion, an increase of $2.3 billion, or 32.1%, as compared to 2011. The increase in land segment revenue was due to $0.7 billion attributable to the inclusion of revenue from acquired businesses, $0.7 billion in increased volume attributable to crude oil marketing activities and $0.6 billion in increased volume attributable to new and existing customers. The remaining $0.3 billion increase was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2012 as compared to 2011.

Gross Profit. Our gross profit for 2012 was $673.4 million, an increase of $38.4 million, or 6.1%, as compared to 2011. Our gross profit during these periods was attributable to the following segments (in thousands):

	2012	2011	$ Change

Aviation segment	$294,601	$306,112	$(11,511)
Marine segment	208,028	195,109	12,919
Land segment	170,818	133,782	37,036

Total	$673,447	$635,003	$38,444

Our aviation segment gross profit for 2012 was $294.6 million, a decrease of $11.5 million, or 3.8%, as compared to 2011. The decrease in aviation segment gross profit was due to $8.9 million in lower gross profit per gallon sold in our physical inventory business as a result of the volatility, timing and direction of jet fuel price movements in 2012 as compared to 2011. The remaining decrease in aviation gross profit of $2.6 million was principally due to fluctuations in customer mix.

Our marine segment gross profit for 2012 was $208.0 million, an increase of $12.9 million, or 6.6%, as compared to 2011. The increase in marine segment gross profit was principally due to higher gross profit per metric ton sold due to fluctuations in customer mix.

Our land segment gross profit for 2012 was $170.8 million, an increase of $37.0 million, or 27.7%, as compared to 2011. Of the increase in land segment gross profit, $30.3 million was due to gross profit from acquired businesses and $23.2 million was due to increased volume attributable to crude oil marketing activities, which were partially offset by a decrease in land segment gross profit of $16.5 million principally due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for 2012 were $416.4 million, an increase of $38.4 million, or 10.2%, as compared to 2011. The following table sets forth our expense categories (in thousands):

	2012	2011	$ Change

Compensation and employee benefits	$237,362	$215,275	$22,087
Provision for bad debt	4,790	8,173	(3,383)
General and administrative	174,272	154,583	19,689

Total	$416,424	$378,031	$38,393

The $22.1 million increase in compensation and employee benefits was due to $13.5 million in increased expenses to support our growing global business and $8.6 million related to the inclusion of expenses from acquired businesses. We had a lower increase in our accounts receivable balance in 2012 as compared to 2011, resulting in a $3.4 million decrease in provision for bad debt in 2012. The $19.7 million increase in general and administrative expenses was due to $10.3 million related to the inclusion of expenses from acquired businesses, $4.9 million in increased expenses to support our growing global business and $4.5 million in expenses related to the acquisition of the Multi Service business in December 2012.

Income from Operations. Our income from operations for 2012 was $257.0 million. Income from operations during these periods was attributable to the following segments (in thousands):

	2012	2011	$ Change

Aviation segment	$128,153	$146,411	$(18,258)
Marine segment	103,229	95,982	7,247
Land segment	75,291	62,049	13,242

	306,673	304,442	2,231
Corporate overhead – unallocated	49,650	47,470	2,180

Total	$257,023	$256,972	$51

Our aviation segment income from operations for 2012 was $128.2 million, a decrease of $18.3 million, or 12.5%, as compared to 2011. This decrease resulted from $11.5 million in lower gross profit and $6.8 million in increased operating expenses principally attributable to the inclusion of expenses from acquired businesses.

Our marine segment income from operations for 2012 was $103.2 million, an increase of $7.2 million, or 7.6%, as compared to 2011. This increase resulted from $12.9 million in higher gross profit, which was partially offset by increased operating expenses of $5.7 million.

Our land segment income from operations for 2012 was $75.3 million, an increase of $13.2 million, or 21.3%, as compared to 2011. This increase resulted from $37.0 million in higher gross profit, which was partially offset by increased operating expenses of $23.8 million. Of the increase in land segment operating expenses, $16.6 million was related to the inclusion of expenses from acquired businesses and $7.2 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments for 2012 were $49.7 million, an increase of $2.2 million, or 4.6%, as compared to 2011.

Non-Operating Expenses, net. For 2012, we had non-operating expenses, net of $17.4 million, a decrease of $1.3 million, or 7.1%, as compared to 2011. This decrease was due to a $2.8 million positive change related to foreign currency transaction gains and losses and a $1.8 million positive change related to non-operating activities. This decrease was partially offset by a $3.3 million increase in interest expense and other financng costs, net, as a result of higher average borrowings in 2012 as compared to 2011.

Income Taxes. For 2012, our effective income tax rate was 16.0% and our income tax provision was $38.2 million, as compared to an effective income tax rate of 16.4% and an income tax provision of $39.0 million for 2011. The lower effective income tax rate for 2012 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2011, the reduction of certain income tax reserves for uncertain tax positions due to a discrete item related to a change in estimate, statutes of limitation lapses and the settlement of an income tax audit.

Net Income and Diluted Earnings per Common Share. Our net income for 2012 was $189.3 million, a decrease of $4.7 million, or 2.4%, as compared to 2011. Diluted earnings per common share for 2012 was $2.64 per common share, a decrease of $0.07 per common share, or 2.6%, as compared to 2011.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for 2012 was $215.9 million, a decrease of $5.2 million, or 2.3%, as compared to 2011. Non-GAAP diluted earnings per common share for 2012 was $3.01 per common share, a decrease of $0.08 per common share, or 2.6%, as compared to 2011. The following table sets forth the reconciliation between our net income and our non-GAAP net income for 2012 and 2011 (in thousands):

	2012	2011

Net income attributable to World Fuel	$189,345	$194,029
Share-based compensation expense, net of income taxes of $4,441 and $3,480 for 2012 and 2011, respectively	9,637	7,558
Intangible asset amortization expense, net of income taxes of $4,090 and $5,465 for 2012 and 2011, respectively	14,037	19,546
Expenses related to the acquisition of the Multi Service business, net of income taxes of $1,574	2,924	—

Non-GAAP net income attributable to World Fuel	$215,943	$221,133

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for 2012 and 2011:

	2012	2011

Diluted earnings per common share	$2.64	$2.71
Share-based compensation expense, net of income taxes	0.13	0.11
Intangible asset amortization expense, net of income taxes	0.20	0.27
Expenses related to the acquisition of the Multi Service business, net of income taxes	0.04	—

Non-GAAP diluted earnings per common share	$3.01	$3.09

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and expenses related to the acquisition of the Multi Service business primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets and expenses related to the acquisition of the Multi Service business is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per common share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

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

Our aviation segment revenue for 2011 was $12.9 billion, an increase of $5.7 billion, or 80.4% as compared to 2010. Of the total increase in aviation segment revenue, $3.3 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2011 as compared to 2010. Of the remaining increase, $1.3 billion was due to incremental sales derived from the NCS, Ascent, Hiller and Western acquisitions and $1.1 billion was due to increased sales volume from additional sales to both new and existing customers.

Our marine segment revenue for 2011 was $14.6 billion, an increase of $5.3 billion, or 58.0%, as compared to 2010. Of the total increase in marine segment revenue, $3.8 billion was due to an increase in the average price per metric ton sold as a result of higher world oil prices in 2011 as compared to 2010. The remaining increase of $1.5 billion was due to increased sales volume from additional sales to both new and existing customers.

Our land segment revenue for 2011 was $7.2 billion, an increase of $4.4 billion, as compared to 2010. Of the total increase in land segment revenue, $1.9 billion was due to incremental sales derived as a result of the Western and Lakeside business acquisitions and $0.8 billion was due to increased sales volume to both new and existing customers. The remaining increase of $1.7 billion was due to an increase in the average price per gallon sold as a result of higher world oil prices in 2011 as compared to 2010.

Gross Profit. Our gross profit for 2011 was $635.0 million, an increase of $192.9 million, or 43.6%, as compared to 2010. Our gross profit during these periods was attributable to the following segments (in thousands):

	2011	2010	$ Change

Aviation segment	$306,112	$215,130	$90,982
Marine segment	195,109	165,344	29,765
Land segment	133,782	61,667	72,115

Total	$635,003	$442,141	$192,862

Our aviation segment gross profit for 2011 was $306.1 million, an increase of $91.0 million, or 42.3%, as compared to 2010. The increase in aviation segment gross profit was due to $68.1 million in increased sales volume and $22.9 million in increased gross profit per gallon sold principally as a result of sales derived from the NCS, Ascent, Hiller and Western acquisitions.

Our marine segment gross profit for 2011 was $195.1 million, an increase of $29.8 million, or 18.0%, as compared to 2010. The increase in marine segment gross profit was due to $28.0 million of increased sales volume to both new and existing customers. The remaining increase of $1.8 million was due to increased gross profit per metric ton sold primarily due to fluctuations in customer mix.

Our land segment gross profit for 2011 was $133.8 million, an increase of $72.1 million as compared to 2010. The increase in land segment gross profit was due to $53.4 million in increased sales volume and $18.7 million in increased gross profit per gallon sold principally as a result of sales derived from the Western and Lakeside business acquisitions, which were included in 2011 for a full year.

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

Of the total increase in operating expenses, $52.8 million was related to compensation and employee benefits, $3.9 million was related to provision for bad debt and $60.0 million was related to general and administrative expenses. The $52.8 million increase in compensation and employee benefits was due to $26.3 million related to the inclusion of expenses from acquired businesses and $26.5 million in increased expenses to support our growing global business. The increase in provision for bad debt was due to the increase in accounts receivable as a result of increased volume and higher world oil prices and changes in the customer mix in the 2011 receivable portfolio as compared to 2010. The $60.0 million increase in general and administrative expenses was due to $34.9 million related to the inclusion of expenses from acquired businesses and $25.1 million in increased expenses to support our growing global business.

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

Our aviation segment income from operations for 2011 was $146.4 million, an increase of $28.1 million, or 23.7%, as compared to 2010. This increase resulted from $91.0 million in higher gross profit, which was partially offset by increased operating expenses of $62.9 million. Of the increase in aviation segment operating expenses, $42.7 million was related to the inclusion of expenses from acquired businesses and $20.2 million was due to increased expenses to support our growing global business.

Our marine segment income from operations for 2011 was $96.0 million, an increase of $11.3 million, or 13.4%, as compared to 2010. This increase resulted from $29.8 million in higher gross profit, which was partially offset by increased operating expenses of $18.5 million. The increase in marine segment operating expenses was attributable to higher compensation and employee benefits, provision for bad debt and general and administrative expenses.

Our land segment income from operations for 2011 was $62.0 million, an increase of $46.1 million, as compared to 2010. This increase resulted from $72.1 million in higher gross profit, which was partially offset by increased operating expenses of $26.0 million. Of the increase in land segment operating expenses, $16.8 million was related to the inclusion of expenses from acquired businesses and $9.2 million was due to increased expenses to support our growing global business.

Corporate overhead costs not charged to the business segments for 2011 were $47.5 million, an increase of $9.4 million, or 24.6%, as compared to 2010. The increase in corporate overhead costs not charged to the business segments was attributable to higher compensation and employee benefits and general and administrative expenses incurred.

Non-Operating Expenses, net. For 2011, we had non-operating expenses, net of $18.8 million, an increase of $15.4 million as compared to 2010. This increase was primarily due to an increase in interest expense and other financing costs, net, as a result of higher average borrowings as compared to 2010, additional fees attributable to the Credit Facility amendments in 2011 and Term loan borrowings.

Income Taxes. For 2011, our effective income tax rate was 16.4% and our income tax provision was $39.0 million, as compared to an effective income tax rate of 17.5% and an income tax provision of $31.0 million for 2010. The lower effective income tax rate for 2011 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2010 and the reduction of certain income tax reserves for uncertain tax positions due to the lapse of their respective statutes of limitation.

Net Income and Diluted Earnings per Common Share. Our net income for 2011 was $194.0 million, an increase of $47.2 million, or 32.1%, as compared to 2010. Diluted earnings per common share for 2011 was $2.71 per common share, an increase of $0.40 per common share, or 17.3%, as compared to 2010.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for 2011 was $221.1 million, an increase of $60.4 million, or 37.6%, as compared to 2010. Non-GAAP diluted earnings per common share for 2011 was $3.09 per common share, an increase of $0.56 per common share, or 22.1%, as compared to 2010. The following table sets forth the reconciliation between our net income and our non-GAAP net income for 2011 and 2010 (in thousands):

	2011	2010

Net income attributable to World Fuel	$194,029	$146,865
Share-based compensation expense, net of income taxes of $3,480 and $3,012 for 2011 and 2010, respectively	7,558	7,111
Intangible asset amortization expense, net of income taxes of $5,465 and $2,937 for 2011 and 2010, respectively	19,546	6,739

Non-GAAP net income attributable to World Fuel	$221,133	$160,715

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for 2011 and 2010:

	2011	2010

Diluted earnings per common share	$2.71	$2.31
Share-based compensation expense, net of income taxes	0.11	0.11
Intangible asset amortization expense, net of income taxes	0.27	0.11

Non-GAAP diluted earnings per common share	$3.09	$2.53

The non-GAAP financial measures exclude costs associated with share based compensation and amortization of acquired intangible assets, primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets is useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP earnings per common share may not be comparable to the presentation of such metrics by other companies. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measure.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for 2012, 2011 and 2010. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2012	2011	2010

Net cash provided by (used in) operating activities	145,791	$(142,536)	$(35,698)
Net cash used in investing activities	(246,622)	(144,632)	(180,292)
Net cash provided by financing activities	66,858	222,566	189,951

2012 compared to 2011
Operating Activities. For 2012, net cash provided by operating activities was $145.8 million as compared to net cash used in operating activities of $142.5 million for 2011. The $288.3 million increase in operating cash flows was primarily due to favorable year-over-year changes in working capital items.

Investing Activities. For 2012, net cash used in investing activities was $246.6 million as compared to $144.6 million for 2011. The $102.0 million increase in cash used in investing activities was principally due to an increase in cash used for the acquisition of businesses in 2012 as compared to 2011.

Financing Activities. For 2012, net cash provided by financing activities was $66.9 million as compared to $222.6 million for 2011. The $155.7 million decrease in financing cash flows was principally due to borrowings under our Credit Facility of $100.5 million in 2012 as compared to Term Loan borrowings of $250.0 million in 2011.

2011 compared to 2010
Operating Activities. For 2011, net cash used in operating activities was $142.5 million as compared to $35.7 million in 2010. The $106.8 million change in operating cash flows was primarily due to changes in net operating assets and liabilities, primarily net working capital, driven by increased sales volume and higher world oil prices as compared to 2010, which were partially offset by increased net income.

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

Financing Activities. For 2011, net cash provided by financing activities was $222.6 million as compared to $190.0 million in 2010. The $32.6 million increase in cash flows from financing activities was primarily due to Term Loan borrowings of $250.0 million in 2011 as compared to proceeds from the sale of equity shares of $218.8 million in 2010.

Other Liquidity Measures

Cash and Cash Equivalents. As of December 31, 2012, we had cash and cash equivalents of $172.7 million, which is entirely available for us to use without incurring additional costs. As of December 31, 2011, we had cash and cash equivalents of $205.4 million, of which $155.3 million was available for us to use without incurring additional costs and the remaining amount of $50.1 million would potentially be subject to additional costs if made available for us to use in the United States. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans. We have a senior revolving credit facility ("Credit Facility") which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016. We had $100.5 million of outstanding borrowings under our Credit Facility as of December 31, 2012 and no outstanding borrowings as of December 31, 2011. Our issued letters of credit under the Credit Facility totaled $47.4 million and $45.3 million as of December 31, 2012 and 2011, respectively. We also had $247.5 million and $250.0 million in senior term loans ("Term Loans") outstanding as of December 31, 2012 and 2011, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under our Credit Facility fluctuate based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2012, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines. Additionally, we have other uncommitted credit lines aggregating $219.5 million primarily for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2012 and 2011, our outstanding letters of credit and bank guarantees under these credit lines totaled $184.2 million and $122.3 million, respectively. We also have a Receivables Purchase Agreement ("RPA") to allow for the sale of up to $125.0 million of our accounts receivable. As of December 31, 2012, we had sold accounts receivable of $60.1 million and recorded a retained beneficial interest of $3.8 million under the RPA.

Short-Term Debt. As of December 31, 2012, our short-term debt of $26.1 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, Term Loan borrowings and capital lease obligations.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable when needed or desired on terms that are favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements
Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 6 and 9 in the notes to the consolidated financial statements in Item 15 of this 2012 10-K Report.

Contractual Obligations
As of December 31, 2012, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Debt and interest obligations	$399,964	$32,407	$53,659	$313,898	$—
Operating lease obligations	154,441	47,938	48,089	26,889	31,525
Employment agreement obligations	9,378	3,463	4,090	1,825	—
Derivatives obligations	17,696	16,611	1,085	—	—
Purchase commitment obligations	55,514	55,514	—	—	—
Other obligations	6,430	1,601	3,978	851	—

Total	$643,423	$157,534	$110,901	$343,463	$31,525

Debt and Interest Obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on the expected payment dates.

Other Obligations. These obligations primarily consist of deferred compensation arrangements.

Unrecognized Income Tax Liabilities. As of December 31, 2012, our liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities") were $33.0 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2012, we had issued letters of credit and bank guarantees totaling $231.6 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and credit lines, see the discussion thereof in "Liquidity and Capital Resources" above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2012, we had $34.3 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this 2012 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk

Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. We recorded an unrealized net gain of $0.1 million as of December 31, 2012 and there were no outstanding cash flow hedges as of December 31, 2011.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2012 and 2011, we recorded unrealized net gains of $1.0 million and $2.4 million related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2012 and 2011, we recorded unrealized net gains of $9.8 million and $11.1 million respectively, related to our non-designated derivative positions.

As of December 31, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	1,758	EUR	0.81	0.08	$148

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	310	BBL	122.75	0.79	$246
	2013	Commodity contracts for inventory hedging (short)	2,227	BBL	121.97	(0.69)	(1,539)

							$(1,293)

Non-Designated	2013	Commodity contracts (long)	37,205	BBL	74.92	0.68	$25,276
	2013	Commodity contracts (short)	29,588	BBL	87.34	(0.48)	(14,305)
	2014	Commodity contracts (long)	445	BBL	98.12	2.52	1,123
	2014	Commodity contracts (short)	542	BBL	99.74	(1.35)	(734)
	2015	Commodity contracts (long)	26	BBL	115.63	0.69	18
	2015	Commodity contracts (short)	26	BBL	117.24	(0.69)	(18)
	2013	Foreign currency contracts (long)	3,080	AUD	1.04	0.00	2
	2013	Foreign currency contracts (short)	11,111	AUD	1.04	0.01	81
	2013	Foreign currency contracts (long)	1,859	BRL	2.11	0.02	32
	2013	Foreign currency contracts (short)	1,366	BRL	2.10	(0.01)	(13)
	2013	Foreign currency contracts (long)	16,795	CAD	0.99	(0.00)	(67)
	2013	Foreign currency contracts (short)	12,220	CAD	0.99	0.01	69
	2013	Foreign currency contracts (long)	1,553,106	CLP	479.38	(0.00)	(10)
	2013	Foreign currency contracts (short)	892,962	CLP	483.07	0.00	12
	2013	Foreign currency contracts (long)	18,734,591	COP	1,803.89	0.00	147
	2013	Foreign currency contracts (short)	15,265,622	COP	1,803.26	(0.00)	(96)
	2013	Foreign currency contracts (short)	5,053	DKK	5.69	(0.00)	(7)
	2013	Foreign currency contracts (long)	1,175	EUR	0.75	(0.01)	(6)
	2013	Foreign currency contracts (short)	18,434	EUR	0.76	(0.01)	(175)
	2013	Foreign currency contracts (long)	47,725	GBP	0.63	0.03	1,417
	2013	Foreign currency contracts (short)	79,935	GBP	0.63	(0.03)	(2,719)
	2013	Foreign currency contracts (long)	3,538	JPY	80.71	(0.00)	(4)
	2013	Foreign currency contracts (short)	15,768	JPY	77.72	0.00	21
	2013	Foreign currency contracts (long)	381,114	MXN	12.97	(0.00)	(375)
	2013	Foreign currency contracts (short)	247,549	MXN	12.96	0.00	307
	2013	Foreign currency contracts (long)	9,400	NOK	5.58	(0.00)	(4)
	2013	Foreign currency contracts (short)	7,123	NOK	5.64	(0.00)	(13)
	2013	Foreign currency contracts (short)	4,459	PLN	3.17	(0.01)	(23)
	2013	Foreign currency contracts (short)	6,873	RON	3.48	(0.01)	(37)
	2014	Foreign currency contracts (long)	250	GBP	0.62	0.00	1
	2014	Foreign currency contracts (short)	3,090	GBP	0.63	(0.03)	(99)

							$9,801

Interest Rate
Borrowings under our Credit Facility and Term Loans related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2012, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. As of December 31, 2012, we had $100.5 million of outstanding borrowings under our Credit Facility and borrowings of $247.5 million under our Term Loans. As of December 31, 2012, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $25.9 million, which bear interest at annual rates ranging from 1.4% to 6.0%. The remaining outstanding debt of $6.4 million as of December 31, 2012, primarily relates to loans payable to noncontrolling shareholders of a consolidated subsidiary and capital leases, which bear interest at annual rates ranging from 2.3% to 6.3%. The weighted average interest rate on our short-term debt was 2.4% and 2.5% as of December 31, 2012 and 2011, respectively. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $2.7 million change in interest expense during the next twelve months.

Foreign Currency
We analyzed our assets and liabilities denominated in currencies other than their respective functional currencies to identify consolidated currency exposures as of December 31, 2012, including derivatives utilized to hedge such exposures. For these assets and liabilities, we then assessed the effect of a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to these other currencies. This analysis indicated that the effect on our income before income taxes would not be significant.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 21, 2013, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2012 10-K Report.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. Management has excluded the CarterEnergy business and the Multi Service business, (the "Excluded Businesses") from its assessment of internal control over financial reporting as of December 31, 2012 because the Excluded Businesses were acquired during 2012. The total assets, including goodwill and identifiable intangible assets, and total revenues of the Excluded Businesses represent approximately 8.1% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting
As of December 31, 2012, we have included NCS and Ascent, which were acquired in 2011, in our assessment of the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Corporate Conduct and Ethics ("Code of Conduct") that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our website at http://www.wfscorp.com under "Investor Relations – Corporate Governance – Governance Documents." We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.

The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2012.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2012.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2012 10-K Report:
	(i)	Report of Independent Registered Certified Public Accounting Firm.	44
	(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011.	45
	(iii)	Consolidated Statements of Income and Comprehensive Income for 2012, 2011 and 2010.	46
	(iv)	Consolidated Statements of Shareholders' Equity for 2012, 2011 and 2010.	47
	(v)	Consolidated Statements of Cash Flows for 2012, 2011 and 2010.	48
	(vi)	Notes to the Consolidated Financial Statements.	50
(a)(2)
	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.
(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2012 10-K Report:

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among World Fuel Services Corporation, World Fuel Services, Inc., Texor Petroleum Company, Inc., Thomas E. Gleitsman and Anthony E. Speiser, dated March 28, 2008 (incorporated by reference herein to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 8, 2008).
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 23, 2009).
3.3	By-Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2011).
10.1
Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2008). *
10.2
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Paul H. Stebbins (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on August 29, 2011). *
10.3
Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2008). *
10.4
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2011). *
10.5
Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2012). *

Exhibit No.	Description

10.6	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2007). *
10.7
Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2008). *
10.8
Amendment to Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.9	1993 Non-Employee Directors Stock Option Plan, as amended and restated (incorporated by reference herein to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 20, 2005). *
10.10	1996 Employee Stock Option Plan (incorporated by reference herein to Exhibit A to our Schedule 14A filed on June 25, 1998). *
10.11	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S-8 filed on December 20, 2005). *
10.12	2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006). *
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
10.15	2008 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008). *
10.16
First Amendment to the World Fuel Services Corporation 2008 Executive Incentive Plan, effective December 19, 2008 (incorporated by reference herein to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009). *
10.17
Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011).
10.18
Form of Named Executive Officer Restricted Stock Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.19
Form of Stock-Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8-K filed on November 7, 2006). *
10.20
Form of Named Executive Officer Performance-Based Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 1, 2012). *
10.21
Ira M. Birns Restricted Stock Unit Grant Agreement, dated March 15, 2010 (incorporated by reference herein to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 23, 2012). *

Exhibit No.	Description

10.22	Amendment to March 15, 2010 Ira M. Birns Restricted Stock Unit Grant Agreement, dated February 3, 2011 (incorporated by reference herein to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 23, 2012). *
10.23
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
10.26
Form of 2011 Non-Employee Director Restricted Stock Unit Award Agreement under the 2006 Omnibus (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 1, 2011). *
10.27
Form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006). *
10.28
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
10.29
Amendment No. 2 to Third Amended and Restated Credit Agreement among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, the financial institutions named therein as lenders, and Bank of America, N.A., as administrative agent, dated as of April 11, 2012 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 1, 2012).
10.30
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
10.31
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
10.32
Second Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of December 28, 2011 (incorporated by reference herein to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 23, 2012).

Exhibit No.	Description

10.33	Third Amendment to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of March 27, 2012 (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 1, 2012).
10.34
Third Exhibit Update to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of June 25, 2012 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 1, 2012).
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
101
The following materials from World Fuel Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i)  Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*
Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the "Company") as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the Multi Service business and the CarterEnergy business (see Note 1 of the Notes to the Consolidated Financial Statements) from its assessment of internal control over financial reporting as of December 31, 2012 because these businesses were acquired in purchase business combinations during the year ended December 31, 2012. We have also excluded the CarterEnergy business and the Multi Service business from our audit of internal control over financial reporting. The total assets and total revenues of the CarterEnergy business and the Multi Service business represent approximately 8.1% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 21, 2013

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	As of December 31,
	2012	2011

Assets:
Current assets:
Cash and cash equivalents	$172,740	$205,415
Accounts receivable, net	2,193,866	2,160,561
Inventories	572,313	472,584
Prepaid expenses	158,909	109,297
Other current assets	183,549	174,370

Total current assets	3,281,377	3,122,227
Property and equipment, net	112,525	90,710
Goodwill	470,506	346,246
Identifiable intangible assets, net	172,273	107,620
Non-current other assets	71,070	30,443

Total assets	$4,107,751	$3,697,246

Liabilities:
Current liabilities:
Short-term debt	$26,065	$17,800
Accounts payable	1,814,794	1,739,678
Customer deposits	96,951	105,554
Accrued expenses and other current liabilities	211,488	163,110

Total current liabilities	2,149,298	2,026,142
Long-term debt	354,253	269,348
Non-current income tax liabilities, net	50,879	47,703
Other long-term liabilities	11,697	7,335

Total liabilities	2,566,127	2,350,528

Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 100,000 authorized, shares of 72,147 and 71,154 issued and outstanding as of December 31, 2012 and 2011, respectively	721	712
Capital in excess of par value	517,589	502,551
Retained earnings	1,014,882	836,222
Accumulated other comprehensive loss	(16,018)	(6,524)

Total World Fuel shareholders' equity	1,517,174	1,332,961
Noncontrolling interest equity	24,450	13,757

Total equity	1,541,624	1,346,718

Total liabilities and equity	$4,107,751	$3,697,246

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
 (In thousands, except earnings per share data)

	For the Year ended December 31,
	2012	2011	2010

Revenue	$38,945,338	$34,622,854	$19,131,147
Cost of revenue	38,271,891	33,987,851	18,689,006

Gross profit	673,447	635,003	442,141

Operating expenses:
Compensation and employee benefits	237,362	215,275	162,451
Provision for bad debt	4,790	8,173	4,262
General and administrative	174,272	154,583	94,562

	416,424	378,031	261,275

Income from operations	257,023	256,972	180,866

Non-operating expenses, net:
Interest expense and other financing costs, net	(19,097)	(15,825)	(4,745)
Other income (expense), net	1,669	(2,944)	1,409

	(17,428)	(18,769)	(3,336)

Income before income taxes	239,595	238,203	177,530
Provision for income taxes	38,244	39,001	31,027

Net income including noncontrolling interest	201,351	199,202	146,503
Net income (loss) attributable to noncontrolling interest	12,006	5,173	(362)

Net income attributable to World Fuel	$189,345	$194,029	$146,865

Basic earnings per common share	$2.66	$2.74	$2.36

Basic weighted average common shares	71,154	70,687	62,168

Diluted earnings per common share	$2.64	$2.71	$2.31

Diluted weighted average common shares	71,817	71,510	63,441

Comprehensive income:
Net income including noncontrolling interest	$201,351	$199,202	$146,503
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,606)	(11,277)	958
Change in effective portion of cash flow hedges, net of income tax expense of $36	112	—	—

Other comprehensive (loss) income	(9,494)	(11,277)	958

Comprehensive income including noncontrolling interest	191,857	187,925	147,461
Comprehensive income (loss) attributable to noncontrolling interest	12,006	5,173	(362)

Comprehensive income attributable to World Fuel	$179,851	$182,752	$147,823

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (In thousands)

	Common Stock
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss) Income	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity (Deficit)
				Retained Earnings				Total Equity
	Shares	Amount

Balance as of December 31, 2009	59,385	$594	$213,414	$515,218	$3,795	$733,021	$228	$733,249
Net income	—	—	—	146,865	—	146,865	(362)	146,503
Cash dividends declared	—	—	—	(9,287)	—	(9,287)	—	(9,287)
Distribution of noncontrolling interest	—	—	—	—	—	—	(510)	(510)
Amortization of share-based payment awards	—	—	8,789	—	—	8,789	—	8,789
Issuance of common stock related to share-based payment awards including income tax benefit of $10,380	383	4	10,796	—	—	10,800	—	10,800
Public offering of common stock	9,200	92	218,724	—	—	218,816	—	218,816
Issuance of common stock related to acquisitions	690	7	21,063	—	—	21,070	—	21,070
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(56)	(1)	(3,823)	—	—	(3,824)	—	(3,824)
Other comprehensive income	—	—	—	—	958	958	—	958

Balance as of December 31, 2010	69,602	696	468,963	652,796	4,753	1,127,208	(644)	1,126,564

Net income	—	—	—	194,029	—	194,029	5,173	199,202
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Capital contribution for joint ventures	—	—	—	—	—	—	10,411	10,411
Cash dividends declared	—	—	—	(10,603)	—	(10,603)	—	(10,603)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,797)	(1,797)
Amortization of share-based payment awards	—	—	8,906	—	—	8,906	—	8,906
Issuance of common stock related to share-based payment awards including income tax benefit of $5,952	944	10	7,399	—	—	7,409	—	7,409
Issuance of common stock related to acquisitions	691	7	27,484	—	—	27,491	—	27,491
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(83)	(1)	(10,201)	—	—	(10,202)	—	(10,202)
Other comprehensive loss	—	—	—	—	(11,277)	(11,277)	—	(11,277)

Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718

Net income	—	—	—	189,345	—	189,345	12,006	201,351
Cash dividends declared	—	—	—	(10,685)	—	(10,685)	—	(10,685)
Distribution of noncontrolling interest, net	—	—	—	—	—	—	(1,313)	(1,313)
Amortization of share-based payment awards	—	—	13,610	—	—	13,610	—	13,610
Issuance of common stock related to share-based payment awards including income tax benefit of $3,681	1,028	9	6,401	—	—	6,410	—	6,410
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(35)	—	(4,973)	—	—	(4,973)	—	(4,973)
Other comprehensive loss	—	—	—	—	(9,494)	(9,494)	—	(9,494)

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	For the Year ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income including noncontrolling interest	$201,351	$199,202	$146,503

Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	36,714	40,530	19,106
Provision for bad debt	4,790	8,173	4,262
Share-based payment award compensation costs	14,079	11,041	10,126
Deferred income tax provision (benefit)	9,665	1,641	(7,379)
Extinguishment of liabilities	(11,199)	(8,348)	(9,800)
Foreign currency (gains) losses, net	(7,533)	1,835	(164)
Gain on short-term investment	—	—	(1,900)
Other	1,874	1,596	474
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	97,297	(725,986)	(329,105)
Inventories	(90,847)	(222,445)	(58,924)
Prepaid expenses	(51,155)	(2,319)	(62,575)
Other current assets	(940)	(78,044)	(39,035)
Cash collateral deposits held by financial counterparties	(11,059)	4,957	(224)
Non-current other assets	4,793	4,237	(3,888)
Accounts payable	(45,179)	581,948	257,208
Customer deposits	(6,513)	38,630	(2,400)
Accrued expenses and other current liabilities	1,795	5,894	52,588
Non-current income tax, net and other long-term liabilities	(2,142)	(5,078)	(10,571)

Total adjustments	(55,560)	(341,738)	(182,201)

Net cash provided by (used in) operating activities	145,791	(142,536)	(35,698)

Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(217,782)	(122,702)	(177,807)
Capital expenditures	(28,454)	(19,492)	(12,485)
Issuance of notes receivable	(787)	(11,109)	—
Repayment of notes receivable	401	8,671	—
Proceeds from the sale of short-term investments	—	—	10,000

Net cash used in investing activities	(246,622)	(144,632)	(180,292)

Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	4,050,500	5,019,594	—
Repayments under senior revolving credit facility and senior term loans	(3,952,500)	(4,769,594)	—
Repayments of other debt	(13,460)	(12,876)	(6,470)
Payments of senior revolving credit facility and senior term loan facility loan costs	—	(2,483)	(8,518)
Dividends paid on common stock	(10,685)	(10,603)	(8,911)
Payment of earn-out liability	(4,304)	—	—
Payment of assumed employee benefits related to acquisitions	—	(5,421)	(11,306)
Capital contribution for joint venture	—	10,000	—
Distribution of noncontrolling interest	(1,401)	(1,797)	(510)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	3,681	5,952	10,380
Proceeds from sale of common stock, net of expenses	—	—	218,816
Proceeds from exercise of stock options	—	—	294
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,973)	(10,206)	(3,824)

Net cash provided by financing activities	66,858	222,566	189,951

Effect of exchange rate changes on cash and cash equivalents	1,298	(2,876)	89

Net decrease in cash and cash equivalents	(32,675)	(67,478)	(25,950)
Cash and cash equivalents, as of beginning of year	205,415	272,893	298,843

Cash and cash equivalents, as of end of year	$172,740	$205,415	$272,893

The accompanying notes are an integral part of these consolidated financial statements.

 WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
 (In thousands)

	For the Year ended December 31,
	2012	2011	2010

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$17,227	$12,098	$2,528

Income taxes	$26,529	$51,096	$24,754

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $2.7 million as of December 31, 2012 and 2011, and were paid in January 2013 and 2012, respectively.

We granted equity awards to certain employees, of which $2.7 million and $1.5 million in 2012 and 2011, respectively, was previously recorded in accrued expenses and other current liabilities.

In January 2011, upon the consolidation of a joint venture that was previously accounted for as an equity investment, we recorded an initial noncontrolling interest of $0.6 million relating to its net assets.

In connection with our acquisitions, we issued promissory notes totaling $7.2 million, $9.0 million and $26.5 million in 2012, 2011 and 2010, respectively and equity of $27.5 million and $21.1 million in 2011 and 2010, respectively. During 2011, we recorded a $1.4 million reduction to our promissory note payable to the sellers of Hiller related to a purchase price adjustment.

In 2012, in connection with our equity investments, we recorded a current liability and other investments of £10.0 million ($16.3 million) related to contingent consideration.

In 2010, in connection with our acquisition of the FOS business (see Note 1), we extinguished certain receivables totaling $6.4 million, of which $3.3 million was related to receivables attributable to a 2009 funding arrangement with the acquired company.

In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2012	2011	2010

Assets acquired, net of cash	$366,230	$208,419	$365,890

Liabilities assumed	$151,816	$54,296	$127,642

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

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel products and related services on a worldwide basis. We compete by providing our customers value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. Additionally, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries. In our aviation segment, we offer fuel and related services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel and related services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel and related services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we engage in crude oil marketing activities.

Acquisitions

2012 Acquisitions
On December 31, 2012, we acquired certain assets of Multi Service Corporation, including the assets comprising its transaction management business, and all of the outstanding stock of its foreign subsidiaries (the "Multi Service business"), a global transaction management company based in Overland Park, Kansas specializing in fleet, government, and commercial payment programs to expand our service offering within the transportation industry. The Multi Service product offering includes the Multi Service Fuel Card, accepted at more than 3,500 truck stops in the United States and Canada, payment solutions for tolls, bridges and tunnels across Europe, government payment systems for global fuel procurement, and commercial payment programs in the transportation industry.

On September 1, 2012, we acquired certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the "CarterEnergy business"). We acquired the CarterEnergy business, based in Overland Park, Kansas, a distributor of branded gasoline and diesel fuel to more than 700 retail operators and a supplier to industrial, commercial and government customers, to expand our wholesale branded gasoline and diesel fuel business.

In addition to the above acquisitions, we completed three acquisitions, which were not material individually or in the aggregate. Of these acquisitions, two were in our aviation segment and the other was in our aviation and land segments.

The financial position, results of operations and cash flows of the 2012 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The following reconciles the estimated aggregate purchase price for the 2012 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$226,485
Less: Cash acquired	12,771

Estimated purchase price, net of cash acquired	213,714
Less: Promissory notes issued	7,214
Less: Amounts due to sellers, net	17,669

Cash paid for acquisition of businesses	$188,831

The estimated purchase price for each of the 2012 acquisitions is subject to change based on the final value of the net assets acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2012 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2012 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$12,771
Accounts receivable	135,304
Inventories	7,311
Property and equipment	11,034
Identifiable intangible assets	83,890
Goodwill	123,193
Other current and long-term assets	4,798
Liabilities assumed:
Accounts payable	(130,107)
Accrued expenses and other current liabilities	(18,544)
Other long-term liabilities	(3,165)

Estimated purchase price	$226,485

In connection with the 2012 acquisitions, we recorded goodwill of $115.2 million and $8.0 million in our land and aviation segments, respectively, of which $87.9 million is anticipated to be deductible for income tax purposes. The aggregate identifiable intangible assets consisted of $53.6 million of customer relationships and $18.9 million of other identifiable intangible assets with weighted average amortizable lives of 6.7 years and 7.0 years, respectively, as well as $11.4 million of indefinite-lived trademark/trade name rights.

The revenues and net income of the 2012 acquisitions did not have a significant impact on our results for 2012.

Pro forma information for the 2012 acquisitions has not been presented as the impact on our consolidated financial statements is not material, either individually or in the aggregate.

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

The following reconciles the aggregate purchase price for the 2011 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Purchase price	$161,736
Less: Cash acquired	2,638

Purchase price, net of cash acquired	159,098
Less: Promissory notes issued	9,028
Less: Common stock issued	27,491

Cash paid for acquisition of businesses	$122,579

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common stock on the acquisition date.

During 2012, we completed the valuation of the assets acquired and liabilities assumed for the 2011 acquisitions. As a result, during 2012, we paid an additional $0.7 million related to purchase price adjustments and completed the purchase price allocation which primarily resulted in adjustments to goodwill and identifiable intangible assets (see Note 5).

The purchase price for each of the 2011 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2011 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$2,638
Accounts receivable	61,741
Inventories	40,246
Property and equipment	23,838
Identifiable intangible assets	23,414
Goodwill	46,282
Other current and long-term assets	15,717
Liabilities assumed:
Accounts payable	(38,617)
Accrued expenses and other current liabilities	(8,453)
Other long-term liabilities	(5,070)

Purchase price	$161,736

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

The following reconciles the aggregate purchase price for the 2010 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Purchase price	$240,813
Less: Cash acquired	6,840

Purchase price, net of cash acquired	233,973
Less: Promissory notes issued, net of a purchase price adjustment made in 2011	25,137
Less: Common stock issued	21,070
Less: Extinguishment of certain receivables from Falmouth Oil Services Limited	6,401

Cash paid for acquisition of businesses	$181,365

The fair value of the common stock issued as part of the consideration paid for our acquisitions was determined on the basis of the closing market price of the common stock on the acquisition date.

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

The purchase price for each of the 2010 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2010 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$6,840
Accounts receivable	115,075
Inventories	25,548
Property and equipment	19,565
Identifiable intangible assets	45,171
Goodwill	148,436
Other current and long-term assets	9,976
Liabilities assumed:
Accounts payable	(86,987)
Assumed pension fund exit fee (post employment benefits)	(11,306)
Accrued expenses and other current liabilities	(24,349)
Other long-term liabilities	(7,156)

Purchase price	$240,813

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

Fair value of derivative commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, interest rates, credit risk ratings, option volatility and currency rates. In accordance with the guidance on fair value measurements and disclosures, the impact of our credit risk rating is also considered when measuring the fair value of liabilities. The fair value of derivative instruments may be based on a combination of valuation inputs that are on different hierarchy levels. The fair value disclosures are determined based on the lowest level input that is significant to the fair value measurement in its entirety. The nature of inputs that are considered Level 3 are modeled inputs. Commodity contracts categorized in Level 3 are due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data. Fair value of hedged item inventories is derived using spot commodity prices and basis differentials. Fair value of foreign currency contracts is derived using forward prices that take into account interest rates, credit risk ratings and currency rates. Factors that could warrant a Level 2 input to move to a Level 3 input may include lack of observable market data because of a decrease in market activity, a degradation of a short-term investment which requires us to value the investment based on a Level 3 input, or a change in significance of a Level 3 input to the fair value measurement in its entirety. Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.

There were no significant changes to our valuation techniques during 2012 and 2011.

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

As of December 31, 2012, we had sold accounts receivable of $60.1 million and recorded a retained beneficial interest of $3.8 million. During 2012, the fees and interest paid under the RPA were not significant.

Inventories
Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

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

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statement of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statement of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheet and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statement of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50 percent of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2012, we had other investments, included within non-current other assets, of $41.7 million.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $11.2 million, $8.3 million and $9.8 million during 2012, 2011 and 2010, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

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

Revenue from card payment and processing transactions is recognized at the time the purchase is made by the customer using the charge card. Revenue from charge card transactions is generated from processing fees.

Vendor and Customer Rebates and Branding Allowances
We receive vendor rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. Many of the vendor agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2012, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations, net of the amount due to us from the branded dealers under similar agreements between us and such dealers were not significant. No liability is recorded for the amount of obligations which would become payable upon de-branding.

Some of these vendor rebate and branding allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volume of products. We routinely review the relevant, significant factors and make adjustments when the facts and circumstances dictate that an adjustment is warranted.

Vendor volume rebates are recognized as a reduction of cost of revenue in the period earned when realization is probable and estimatable and when certain other conditions are met. The rebates passed on to our customers are recognized as a reduction of revenue in the period earned in accordance with the applicable customer agreements. The rebate terms of the customer agreements are generally similar to those of the vendor agreements. We also receive branding allowances from fuel suppliers to defray the costs of branding and enhancing certain of our customer locations. The branding allowances received are recorded as a reduction of cost of revenue. The amounts recorded as a reduction of revenue related to volume rebates and branding allowance arrangements paid to our customers and the amounts recorded as a reduction to cost of revenue related to volume rebates received from vendors were not significant during each of the years presented on the consolidated statements of income and comprehensive income.

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

The estimated fair value of stock awards, such as restricted stock and restricted stock units ("RSUs") is based on the grant-date market value of our common stock, as defined in the respective plans under which the awards were granted. To determine the estimated fair value of stock-settled stock appreciation rights ("SSAR Awards"), we use the Black-Scholes option pricing model. The estimation of the fair value of SSAR Awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected term of SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post-vesting, exercise and employment termination behavior.

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

Cash flows from income tax benefits resulting from income tax deductions in excess of the compensation cost recognized for share-based payment awards (excess income tax benefits) are classified as financing cash flows. These excess income tax benefits are credited to capital in excess of par value.

Foreign Currency
The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for certain subsidiaries which utilize their respective local currency as their functional currency. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income in the period incurred. We recorded a net foreign currency transaction gain of $0.1 million in 2012, and losses of $2.7 million and $1.8 million in 2011 and 2010, respectively.

Revenues and expenses of the subsidiaries that have a functional currency other than the U.S. dollar have been translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities of these subsidiaries have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. We recorded net foreign currency translation adjustment losses of $9.6 million and $11.3 million in 2012 and 2011, respectively and a net foreign currency translation adjustment gain of $1.0 million in 2010. Cumulative foreign currency translation adjustments included in accumulated other comprehensive income amounted to losses of $16.1 million and $6.5 million as of December 31, 2012 and 2011, respectively and a gain of $4.8 million as of December 31, 2010.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and income tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the income tax provision in the period that includes the enactment date.

We must assess the likelihood that our deferred income tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance against those deferred income tax assets. Deferred income tax liabilities generally represent items for which we have already taken a deduction in our income tax return, but we have not yet recognized the items as expenses in our results of operations.

Significant judgment is required in evaluating our tax positions, and in determining our provisions for income taxes, our deferred income tax assets and liabilities and any valuation allowance recorded against our net deferred income tax assets. We establish reserves when, despite our belief that the income tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions.

U.S. income taxes have not been recognized on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non-U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include restricted stock subject to forfeitable dividends, non-vested RSUs and SSAR Awards. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	2012	2011	2010

Numerator:
Net income attributable to World Fuel	$189,345	$194,029	$146,865

Denominator:
Weighted average common shares for basic earnings per common share	71,154	70,687	62,168
Effect of dilutive securities	663	823	1,273

Weighted average common shares for diluted earnings per common share	71,817	71,510	63,441

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	603	103	305

Basic earnings per common share	$2.66	$2.74	$2.36

Diluted earnings per common share	$2.64	$2.71	$2.31

Reclassifications
Certain amounts in prior years have been reclassified to conform to current year's presentation.

Recent Accounting Pronouncements
Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The adoption of this ASU (pursuant to early adoption provisions) did not have a material impact on our consolidated financial statements and disclosures.

Disclosure About Offsetting Assets and Liabilities. In December 2011, the FASB issued an ASU which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued an ASU clarifying that the requirement to disclose information about financial instruments that have been offset and related arrangements applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. This update is effective at the beginning of our 2013 fiscal year and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2. Accounts Receivable
We had accounts receivable of $2.2 billion as of December 31, 2012 and 2011, net of an allowance for bad debt of $23.7 million and $24.3 million, as of December 31, 2012 and 2011, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2012	2011	2010

Balance as of beginning of period	$24,301	$20,201	$19,690
Charges to provision for bad debt	4,790	8,173	4,262
Write-off of uncollectible accounts receivable	(6,025)	(4,681)	(4,291)
Recoveries of bad debt	653	608	540

Balance as of end of period	$23,719	$24,301	$20,201

3. Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. We recorded an unrealized net gain of $0.1 million as of December 31, 2012 and there were no outstanding cash flow hedges as of December 31, 2011.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2012 and 2011, we recorded unrealized net gains of $1.0 million and $2.4 million related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2012 and 2011, we recorded unrealized net gains of $9.8 million and $11.1 million, respectively, related to our non-designated derivative positions.

For additional information on our derivatives accounting policy, see Note 1.

As of December 31, 2012, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	1,758	EUR	0.81	0.08	$148

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	310	BBL	122.75	0.79	$246
	2013	Commodity contracts for inventory hedging (short)	2,227	BBL	121.97	(0.69)	(1,539)

							$(1,293)

Non-Designated	2013	Commodity contracts (long)	37,205	BBL	74.92	0.68	$25,276
	2013	Commodity contracts (short)	29,588	BBL	87.34	(0.48)	(14,305)
	2014	Commodity contracts (long)	445	BBL	98.12	2.52	1,123
	2014	Commodity contracts (short)	542	BBL	99.74	(1.35)	(734)
	2015	Commodity contracts (long)	26	BBL	115.63	0.69	18
	2015	Commodity contracts (short)	26	BBL	117.24	(0.69)	(18)
	2013	Foreign currency contracts (long)	3,080	AUD	1.04	0.00	2
	2013	Foreign currency contracts (short)	11,111	AUD	1.04	0.01	81
	2013	Foreign currency contracts (long)	1,859	BRL	2.11	0.02	32
	2013	Foreign currency contracts (short)	1,366	BRL	2.10	(0.01)	(13)
	2013	Foreign currency contracts (long)	16,795	CAD	0.99	(0.00)	(67)
	2013	Foreign currency contracts (short)	12,220	CAD	0.99	0.01	69
	2013	Foreign currency contracts (long)	1,553,106	CLP	479.38	(0.00)	(10)
	2013	Foreign currency contracts (short)	892,962	CLP	483.07	0.00	12
	2013	Foreign currency contracts (long)	18,734,591	COP	1,803.89	0.00	147
	2013	Foreign currency contracts (short)	15,265,622	COP	1,803.26	(0.00)	(96)
	2013	Foreign currency contracts (short)	5,053	DKK	5.69	(0.00)	(7)
	2013	Foreign currency contracts (long)	1,175	EUR	0.75	(0.01)	(6)
	2013	Foreign currency contracts (short)	18,434	EUR	0.76	(0.01)	(175)
	2013	Foreign currency contracts (long)	47,725	GBP	0.63	0.03	1,417
	2013	Foreign currency contracts (short)	79,935	GBP	0.63	(0.03)	(2,719)
	2013	Foreign currency contracts (long)	3,538	JPY	80.71	(0.00)	(4)
	2013	Foreign currency contracts (short)	15,768	JPY	77.72	0.00	21
	2013	Foreign currency contracts (long)	381,114	MXN	12.97	(0.00)	(375)
	2013	Foreign currency contracts (short)	247,549	MXN	12.96	0.00	307
	2013	Foreign currency contracts (long)	9,400	NOK	5.58	(0.00)	(4)
	2013	Foreign currency contracts (short)	7,123	NOK	5.64	(0.00)	(13)
	2013	Foreign currency contracts (short)	4,459	PLN	3.17	(0.01)	(23)
	2013	Foreign currency contracts (short)	6,873	RON	3.48	(0.01)	(37)
	2014	Foreign currency contracts (long)	250	GBP	0.62	0.00	1
	2014	Foreign currency contracts (short)	3,090	GBP	0.63	(0.03)	(99)

							$9,801

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of December 31,
	Balance Sheet Location	2012	2011

Derivative assets:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$991	$528
Commodity contracts	Accrued expenses and other current liabilities	—	22
Foreign currency contracts	Other current assets	148	—

		1,139	550

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	67,533	59,185
Commodity contracts	Non-current other assets	1,423	2,065
Commodity contracts	Accrued expenses and other current liabilities	5,776	3,231
Commodity contracts	Other long-term liabilities	46	40
Foreign currency contracts	Other current assets	741	1,912
Foreign currency contracts	Non-current other assets	—	1,082
Foreign currency contracts	Accrued expenses and other current liabilities	1,545	—

		77,064	67,515

		$78,203	$68,065

Derivative liabilities:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$2,284	$1,519
Commodity contracts	Accrued expenses and other current liabilities	—	21

		2,284	1,540

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	41,410	37,713
Commodity contracts	Non-current other assets	47	2
Commodity contracts	Accrued expenses and other current liabilities	20,927	16,434
Commodity contracts	Other long-term liabilities	1,034	1,213
Foreign currency contracts	Other current assets	595	413
Foreign currency contracts	Non-current other assets	—	481
Foreign currency contracts	Accrued expenses and other current liabilities	3,151	124
Foreign currency contracts	Other long-term liabilities	99	—

		67,263	56,380

		$69,547	$57,920

The following tables present the effect of and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

Derivative Instruments	Location	Realized and Unrealized Gain (Loss)			Hedged Items	Location	Realized and Unrealized Gain (Loss)

	For the year ended December 31,					For the year ended December 31,
		2012	2011	2010			2012	2011	2010

Commodity contracts	Revenue	$265	$11,608	$10,040	Firm commitments	Revenue	$(201)	$(12,973)	$(7,494)
Commodity contracts	Cost of revenue	(1,417)	(6,926)	(739)	Firm commitments	Cost of revenue	739	7,771	(797)
Commodity contracts	Cost of revenue	(19,717)	(26,039)	(12,563)	Inventories	Cost of revenue	23,972	38,377	21,419

		$(20,869)	$(21,357)	$(3,262)			$24,510	$33,175	$13,128

There were no gains or losses for the year ended December 31, 2012, 2011 and 2010 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)			Location of Realized Gain (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)

For the year ended December 31,				For the year ended December 31,
	2012	2011	2010		2012	2011	2010

Foreign currency contracts	$—	$—	$1,799	Revenue	$—	$—	$1,107
Foreign currency contracts	196	—	(81)	Other income (expense), net	48	—	(81)

	$196	$—	$1,718		$48	$—	$1,026

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income would be reclassified to the consolidated statement of income and comprehensive income. As of December 31, 2012, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant. During the year ended December 31, 2010, we de-designated a cash flow hedge due to the hedged forecasted foreign currency cash outflows no longer being probable which resulted in a realized net gain of $0.7 million being reclassified from accumulated other comprehensive income to other income (expense), net in the consolidated statements of income and comprehensive income.

During the years ended 2012, 2011 and 2010, there were no amounts recognized in the consolidated statements of income and comprehensive income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)

		For the Year ended December 31,
		2012	2011	2010

Commodity contracts	Revenue	$14,967	$14,283	$4,385
Commodity contracts	Cost of revenue	3,333	3,137	(1,001)
Foreign currency contracts	Revenue	(2,384)	1,653	—
Foreign currency contracts	Other income (expense), net	(2,271)	(386)	2,536

		$13,645	$18,687	$5,920

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and or to settle the positions should a contingent feature be triggered is not significant as of December 31, 2012.

4. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,
			Estimated Useful Lives
	2012	2011

Land	$4,653	$5,008	Indefinite
Buildings and leasehold improvements	21,081	14,640	3 - 15 years
Office equipment, furniture and fixtures	8,415	6,467	3 - 7 years
Computer equipment and software costs	80,233	67,498	3 - 9 years
Machinery, equipment and vehicles	66,122	48,318	3 - 30 years

	180,504	141,931
Accumulated depreciation and amortization	67,979	51,221

	$112,525	$90,710

For 2012, 2011 and 2010, we recorded depreciation expense of $18.6 million, $15.5 million and $9.3 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in thousands):

As of December 31,
	2012	2011

Computer software costs	$60,465	$50,592
Accumulated amortization	27,710	20,481

Computer software costs, net	$32,755	$30,111

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $3.0 million and $7.7 million as of December 31, 2012 and 2011, respectively. For 2012, 2011 and 2010, we recorded amortization expense related to computer software costs of $7.2 million, $6.1 million and $4.2 million, respectively.

The assets and accumulated amortization recorded under capital leases are as follows (in thousands):

As of December 31,
	2012	2011

Capital leases	$4,489	$4,236
Accumulated amortization	816	713

Capital leases, net	$3,673	$3,523

5. Goodwill and Identifiable Intangible Assets
As a result of performing the review for impairment of goodwill and identifiable intangible assets not subject to amortization, we determined that no impairment existed as of December 31, 2012 or 2011, and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill
The following table provides information regarding changes in goodwill (in thousands):

	Aviation Segment	Marine Segment	Land Segment	Total

As of December 31, 2010	$61,608	$71,220	$154,606	$287,434
2011 acquisitions	38,506	1,963	4,057	44,526
Adjustment of purchase price allocations – 2010 acquisitions	2,395	(1,755)	14,552	15,192
Foreign currency translation of non-USD functional currency subsidiary goodwill	—	(906)	—	(906)

As of December 31, 2011	102,509	70,522	173,215	346,246

2012 acquisitions	8,028	—	115,165	123,193
Adjustment of purchase price allocations – 2011 acquisitions	(1,106)	—	2,863	1,757
Foreign currency translation of non-USD functional currency subsidiary goodwill	(99)	(591)	—	(690)

As of December 31, 2012	$109,332	$69,931	$291,243	$470,506

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in thousands):

	As of December 31, 2012			As of December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$173,376	$61,562	$111,814	$121,102	$47,009	$74,093
Supplier agreements	33,248	5,531	27,717	24,788	3,562	21,226
Others	19,878	6,143	13,735	9,252	4,538	4,714

	226,502	73,236	153,266	155,142	55,109	100,033
Intangible assets not subject to amortization:
Trademark/trade name rights	19,007	—	19,007	7,587	—	7,587

	$245,509	$73,236	$172,273	$162,729	$55,109	$107,620

Intangible amortization expense for 2012, 2011 and 2010 was $18.1 million, $25.0 million and $9.8 million, respectively.

The adjustment of purchase price allocations for 2011 acquisitions made in 2012 resulted in a reclassification of $2.9 million in goodwill from our aviation segment to our land segment, an increase in aviation segment goodwill of $1.8 million and a decrease in identifiable intangible assets of $1.1 million, primarily customer relationships and developed technology.

The adjustment of purchase price allocations for 2010 acquisitions made in 2011 resulted in an increase in goodwill of $15.2 million and a decrease in identifiable intangible assets of $9.6 million, primarily customer relationships.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,

2013	$22,170
2014	20,128
2015	17,559
2016	14,718
2017	12,749
Thereafter	65,942

$153,266

6. Debt
We have a senior revolving credit facility ("Credit Facility") which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016. We also had $247.5 million and $250.0 million in senior term loans ("Term Loans") outstanding as of December 31, 2012 and 2011, respectively.

Borrowings under our Credit Facility and Term Loans related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2012, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. We had $100.5 million of outstanding borrowings under our Credit Facility as of December 31, 2012 and no outstanding borrowings as of December 31, 2011. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.25% as of December 31, 2012, and the unused portion of our Credit Facility is subject to commitment fees of 0.25% as of December 31, 2012. Our issued letters of credit under the Credit Facility totaled $47.4 million and $45.3 million as of December 31, 2012 and 2011, respectively.

Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2012, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility we have other uncommitted credit lines aggregating $219.5 million primarily for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2012 and 2011, our outstanding letters of credit and bank guarantees under these credit lines totaled $184.2 million and $122.3 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2012	2011

Credit Facility and Term Loans	$348,000	$250,000
Acquisition promissory notes	25,878	30,554
Other	6,440	6,594

Total debt	380,318	287,148
Current maturities of long-term debt	26,065	17,800

Long-term debt	$354,253	$269,348

The acquisition promissory notes are payable in varying amounts from April 2013 to December 2014 and bear interest at annual rates ranging from 1.4% to 6.0% as of December 31, 2012. The other debt primarily relates to loans payable to noncontrolling shareholders of a consolidated subsidiary and capital leases which are payable in varying amounts from April 2013 to December 2016 and bear interest at annual rates ranging from 2.3% to 6.3% as of December 31, 2012. The weighted average interest rate on our short-term debt was 2.4% and 2.5% as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,

2013	$26,065
2014	24,848
2015	18,202
2016	311,203

$380,318

The following table provides additional information about our interest income and expense and other financing costs, net (in thousands):

	2012	2011	2010

Interest income	$908	$788	$714
Interest expense and other financing costs	(20,005)	(16,613)	(5,459)

	$(19,097)	$(15,825)	$(4,745)

7. Shareholders' Equity

Dividends
We declared cash dividends of $0.15 per share of common stock for 2012, 2011 and 2010. Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $50.0 million plus (ii) 50% of the consolidated net income calculated quarterly for the previous four fiscal quarters plus (iii) 100% of the net proceeds of all equity issuances made after the closing date of the Credit Facility and Term Loans. The payment of the above-referenced dividends was in compliance with the Credit Facility and Term Loans.

Issuance of Common Stock
In September 2010, we completed a public offering of 9.2 million shares of our common stock at a price of $25.00 per share of common stock. We received net proceeds of $218.8 million from the offering, after deducting $10.4 million in commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering.

Stock Repurchase Programs
Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loans. We did not repurchase any shares of common stock under any stock repurchase program in 2012, 2011 or 2010. As of December 31, 2012, we have $50.0 million available to repurchase shares under our stock repurchase program.

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

The estimated fair value of stock and stock units issued to non-employee directors under the Stock Deferral Plan is based on the market value of our common stock on the date of grant and recorded as non-employee director compensation expense. Outstanding stock units issued to non-employee directors under the Stock Deferral Plan are included as capital in excess of par value in shareholders' equity. There were 25,000 stock units outstanding as of December 31, 2012 and 2011. The aggregate carrying value of the outstanding stock units was $0.3 million as of December 31, 2012 and 2011, which is included in capital in excess of par value in the accompanying consolidated balance sheets.

Share-Based Payment Plans

Plan Summary and Description
In 2006, our shareholders approved the 2006 Omnibus Plan (the "2006 Plan"). The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants' interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

The provisions of the 2006 Plan authorize the grant of stock options which can be "qualified" or "nonqualified" under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share- based awards. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any of the above awards are outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven-year anniversary of the date of grant.

Under the 2006 Plan, 4,900,000 shares of common stock are authorized for issuance. Additional shares of common stock that are authorized for issuance under the 2006 Plan include any shares that were available for future grant under any of our prior stock plans, and any stock or stock options granted under the 2006 Plan or any prior plans that expire or are forfeited or canceled.

Furthermore, any employee's shares used to satisfy the withholding taxes due upon vesting of restricted stock or RSUs or exercise of SSAR Awards are added to the maximum number of shares authorized for issuance under the 2006 Plan.

The following table summarizes the outstanding awards issued pursuant to the 2006 Plan described above as of December 31, 2012 and the remaining shares of common stock available for future issuance (in thousands):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance

2006 Plan (1)	1,100	981	422	3,824

(1)
As of December 31, 2012, unvested restricted stock will vest between March 2013 and March 2018, unvested RSUs will vest between January 2013 and May 2017 and the outstanding SSAR Awards will expire between March 2013 and October 2015. RSUs granted to non-employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non-employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant-date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)

As of December 31, 2009	419	$20.88	$11,245	1.7
Vested	(26)	21.30
Forfeited	(7)	20.95

As of December 31, 2010	386	20.84	13,991	0.6
Granted	353	37.40
Vested	(284)	20.49
Forfeited	(9)	26.45

As of December 31, 2011	446	34.07	18,707	2.2
Granted	798	40.19
Vested	(128)	26.26
Forfeited	(16)	37.24

As of December 31, 2012	1,100	$39.38	$45,295	3.4

The aggregate value of restricted stock which vested during 2012, 2011 and 2010 was $5.3 million, $10.6 million and $0.7 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2009	901	$14.52	$24,131	2.5
Granted	343	28.32
Issued	(11)	14.03
Forfeited	(15)	19.91

As of December 31, 2010	1,218	18.34	44,038	2.6
Granted	224	38.01
Issued	(515)	14.03
Forfeited	(26)	16.19

As of December 31, 2011	901	25.59	37,373	1.7
Granted	369	40.98
Issued	(275)	16.12
Forfeited	(14)	30.74

As of December 31, 2012	981	$34.06	$39,888	1.5

The aggregate intrinsic value of RSUs issued during 2012, 2011 and 2010 was $11.6 million, $19.5 million and $0.3 million, respectively.

SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable

	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2009	2,061	$16.70	$20,914	2.1	1,419	$17.62	$13,109	1.6
Granted	36	24.89
Exercised	(1,085)	17.52

As of December 31, 2010	1,012	16.10	20,346	1.9	480	18.29	8,619	1.3
Exercised	(486)	16.56
Forfeited	(9)	12.39

As of December 31, 2011	517	15.06	13,921	1.4	410	15.39	10,895	1.4
Exercised	(95)	16.76

As of December 31, 2012	422	$15.30	$10,927	0.6	322	$16.02	$8,108	0.7

The aggregate intrinsic value of SSAR Awards exercised during 2012, 2011 and 2010 was $2.1 million, $10.2 million and $13.2 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

As discussed in Note 1, we currently use the Black-Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees and non-employee directors. There were no SSAR Awards issued in 2012 and 2011. The weighted average fair value of the SSAR Awards for 2010 was $10.97 and the assumptions used to determine such fair value were as follows: expected term of 4.0 years, volatility of 58.0%, dividend yields of 0.5% and risk-free interest rates of 1.7%.

Unrecognized Compensation Cost
As of December 31, 2012, there was $33.2 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2012 is expected to be recognized as compensation expense over a weighted average period of 1.5 years as follows (in thousands):

Year Ended December 31,

2013	$13,791
2014	10,706
2015	5,392
2016	2,680
2017	640

$33,209

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
As of December 31, 2012 and 2011, our accumulated other comprehensive loss amounted to $16.0 million and $6.5 million, respectively. Our other comprehensive loss consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and gains relating to cash flow hedges. Our foreign currency translation adjustments amounted to losses of $9.6 million and $11.3 million in 2012 and 2011, respectively, and a net foreign currency translation adjustment gain of $1.0 million in 2010. The foreign currency translation adjustment losses for 2012 and 2011 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real. We recorded gains of $0.1 million on our cash flow hedges in 2012.

8. Income Taxes
U.S. and foreign income (loss) before income taxes consist of the following (in thousands):

	2012	2011	2010

United States	$49,021	$56,836	$(2,886)
Foreign	190,574	181,367	180,416

	$239,595	$238,203	$177,530

The income tax provision (benefit) related to income before income taxes consists of the following components (in thousands):

	2012	2011	2010

Current:
U.S. federal statutory tax	$6,858	$7,685	$12,245
State	938	2,767	1,358
Foreign	24,649	27,514	22,367

	32,445	37,966	35,970

Deferred:
U.S. federal statutory tax	7,642	6,218	(3,776)
State	1,380	2,194	(1,926)
Foreign	643	(6,771)	(1,677)

	9,665	1,641	(7,379)

Non-current tax (income) expense	(3,866)	(606)	2,436

	$38,244	$39,001	$31,027

Non-current tax (income) expense is primarily related to income tax associated with the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2012	2011	2010

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(16.7)	(18.7)	(18.6)
State income taxes, net of U.S. federal income tax benefit	0.6	1.3	0.1
Other permanent differences	(2.9)	(1.2)	1.0

Effective income tax rate	16.0%	16.4%	17.5%

For 2012, our effective income tax rate was 16.0%, for an income tax provision of $38.2 million, as compared to an effective income tax rate of 16.4% and an income tax provision of $39.0 million for 2011. The lower effective income tax rate for 2012 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2011, the reduction of certain income tax reserves for uncertain tax positions due to a discrete item related to a change in estimate, statute of limitation lapses, and the settlement of an income tax audit.

For 2011, our effective income tax rate was 16.4%, for an income tax provision of $39.0 million, as compared to an effective income tax rate of 17.5% and an income tax provision of $31.0 million for 2010. The lower effective income tax rate for 2011 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2010 and the reduction of certain income tax reserves for uncertain tax positions due to statute of limitation lapses.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2012 and 2011, we had $934.5 million and $794.0 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non-U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

The temporary differences which comprise our net deferred income tax (liabilities) assets are as follows (in thousands):

	As of December 31,
	2012	2011

Gross Deferred Income Tax Assets:
Excess of provision for bad debts over charge-offs	$4,573	$4,744
Net operating loss	675	66
Accrued compensation expenses recognized for financial reporting purposes, not currently deductible for tax purposes	14,909	20,099
Accrued expenses	2,069	1,680
Unrealized derivative losses	316	—
Customer deposits	7,545	6,154
Unrealized foreign exchange	914	906

Total gross deferred income tax assets	31,001	33,649
Less: Valuation allowance	—	—

Gross deferred income tax assets, net of valuation allowance	31,001	33,649

Deferred Income Tax Liabilities:
Excess of tax over financial reporting for depreciation of fixed assets	(11,999)	(4,650)
Excess of tax over financial reporting amortization of identifiable intangible assets and goodwill	(23,108)	(15,772)
Prepaid expenses, deductible for tax purposes	(1,719)	(1,204)
Unrealized derivative gains	—	(5,572)
Other	(1,330)	(834)

Gross deferred income tax liabilities	(38,156)	(28,032)

Net deferred income tax (liabilities) assets	$(7,155)	$5,617

Reported on the consolidated balance sheets as:
Other current assets for deferred income tax assets, current	$15,282	$13,238

Non-current other assets for deferred income tax assets, non-current	$5,406	$2,661

Accrued expenses and other current liabilities for deferred income tax liabilities, current	$6,084	$1,009

Non-current income tax liabilities, net for deferred income tax liabilities, non-current	$21,759	$9,273

As of December 31, 2012 and 2011, we had foreign net operating losses ("NOLs") of $2.8 million and $0.2 million, respectively. The foreign NOLs have an unlimited carryforward period.

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred income tax assets and liabilities shown above does not include certain deferred income tax assets as of December 31, 2012 and 2011 that arose directly from income tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2012 and 2011, we had no foreign tax credits related to the excess stock compensation deductions that resulted in an income tax deduction or credit before the realization of the income tax benefit from the deduction or credit. We use the "with and without" method for purposes of determining when excess income tax benefits have been realized.

As of December 31, 2012, 2011 and 2010, our annual capital in excess of par value pool of windfall income tax benefits related to employee compensation was estimated to be $3.7 million, $6.0 million and $10.4 million, respectively.

We operated under a special income tax concession in Singapore which was effective from January 1, 2008 through December 31, 2012. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $5.5 million, $8.4 million and $7.8 million for 2012, 2011 and 2010, respectively. The impact of the income tax concession on diluted earnings per common share was $0.08 for 2012 and $0.12 for 2011 and 2010.

We anticipate that we will continue to operate under the same special income tax concession in Singapore for the next five years, subject to final approval. The special income tax concession will be conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.

Income Tax Contingencies
We recorded a decrease of $5.6 million of liabilities related to unrecognized income tax benefits ("Unrecognized Tax Liabilities") and a decrease of $1.7 million of assets related to unrecognized income tax benefits ("Unrecognized Tax Assets") during 2012. In addition, during 2012, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2012, our Unrecognized Tax Liabilities were $33.0 million and our Unrecognized Tax Assets were $5.1 million.

We recorded a decrease of $0.9 million of liabilities related to Unrecognized Tax Liabilities and a decrease of $0.3 million of assets related to Unrecognized Tax Assets during 2011. In addition, during 2011, we recorded a decrease of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other (expense) income, net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2011, our Unrecognized Tax Liabilities were $38.4 million and our Unrecognized Tax Assets were $6.9 million.

The following is a tabular reconciliation of the total amounts of unrecognized income tax benefits for the year:

	2012	2011	2010

Unrecognized tax benefit – opening balance	$25,574	$26,293	$27,158
Gross decreases – tax positions in prior period	(7,659)	—	—
Gross increases – tax positions in current period	5,730	5,890	4,095
Gross decreases – tax positions in current period	—	(64)	(1,629)
Settlements	—	(62)	—
Lapse of statute of limitations	(1,251)	(6,483)	(3,331)

Unrecognized tax benefit – ending balance	$22,394	$25,574	$26,293

If our uncertain tax positions as of December 31, 2012 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $18.0 million of income tax (exclusive of interest and penalties) in the period the matter is considered settled in accordance with ASC 740. This would have the impact of reducing our 2012 effective income tax rate by 7.5%. As of December 31, 2012, it does not appear that the total amount of our unrecognized income tax benefits will significantly increase or decrease within the next 12 months.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded income of $0.7 million and $0.6 million and expense of $1.4 million during 2012, 2011 and 2010, respectively. For penalties, we recorded income of $1.5 million and expense of $0.2 million and $1.2 million during 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, we had recognized liabilities of $5.5 million and $6.2 million for interest and $5.1 million and $6.6 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Jurisdiction	Examination in progress	Open Tax Year

United States	None	2008-2012
Singapore	None	2009-2012
United Kingdom	None	2007-2012
Brazil	2009	2008-2012
South Korea	None	2007-2012
Netherlands	None	2010-2012
Chile	None	2009-2012
Denmark	None	2004-2012

9. Commitments and Contingencies

Surety Bonds
In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2012 and 2011, we had outstanding bonds that were arranged in order to satisfy various security requirements of $34.3 million and $31.4 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments
As of December 31, 2012, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,

2013	$47,938
2014	26,694
2015	21,395
2016	16,009
2017	10,880
Thereafter	31,525

$154,441

We incurred rental expense for all properties and equipment of $27.3 million, $21.8 million and $10.0 million for 2012, 2011 and 2010, respectively.

Sales and Purchase Commitments
As of December 31, 2012, fixed sales and purchase commitments under our derivative programs amounted to $440.7 million and $55.5 million, respectively.

Additionally, as of December 31, 2012, we had entered into certain other fixed price sales commitments with corresponding fixed price purchase commitments, the majority of which were satisfied within a two-week period. These sales and purchase commitments were made in the normal course of business.

Agreements with Executive Officers and Key Employees
In March 2008, we entered into agreements with Paul H. Stebbins and Michael J. Kasbar for their continued employment with the Company. In August 2011, each of the agreements was amended to reflect the transition of Mr. Kasbar from President and Chief Operating Officer to President and Chief Executive Officer and Mr. Stebbins from Chairman and Chief Executive Officer to Executive Chairman, effective January 1, 2012. The Kasbar agreement was further amended in April 2012 to eliminate the reference to a specific annual base salary amount. The Kasbar agreement, as amended, provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $575,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The Kasbar agreement, as amended, expires on December 31, 2016, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. The Stebbins agreement, as amended, provides for an annual base salary of $750,000, which is subject to change from time to time as determined by the Compensation Committee in its sole discretion, termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. In addition, subject to approval of the Compensation Committee, Mr. Stebbins is eligible to receive annual equity-based awards with a grant-date value targeted at $500,000, 50% in the form of service-based RSUs and 50% in the form of performance-based RSUs. The Stebbins agreement, as amended, expires two years from the effective date, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least 6 months prior to the expiration of the term that such party does not want to extend the term.

Pursuant to their amended agreements, Messrs. Kasbar and Stebbins are each entitled to receive cash severance payments if: (a) we terminate the executive's employment without cause following a change of control or for any reason other than death, disability or cause; (b) the executive resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either the executive elects or we elect not to extend the term of the agreement, as amended. The severance payments are equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of the executive's employment. Upon any such termination, we will continue to provide coverage to the executive under our group insurance plans until he is no longer eligible for coverage under COBRA. Thereafter, we will reimburse the executive for the cost of obtaining private health insurance coverage for a certain period of time.

All of Mr. Kasbar's outstanding SSAR Awards, restricted stock and RSUs (collectively, "outstanding equity awards") will immediately vest in each scenario described in (a) and (b) above following a change of control, except for awards assumed or substituted by a successor company, in which case, such awards shall continue to vest in accordance with their applicable terms. In each scenario described in (a), (b) or (c) above where there has not been a change of control, Mr. Kasbar's outstanding equity awards will vest over a two-year period following termination of his employment, with any remaining unvested awards vesting on the last day of such two-year period. For each scenario described above, awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.

All of Mr. Stebbins' outstanding equity awards (except for RSUs having performance-based vesting criteria issued to him commencing in 2012 (the "New Performance RSUs") will vest in accordance with the same terms and conditions as described above for Mr. Kasbar's outstanding equity awards. In the case of the New Performance RSUs where a change of control has occurred: (i) if the New Performance RSUs were not assumed or substituted, then all such RSUs shall immediately vest, or (ii) if the New Performance RSUs were assumed or substituted, then all such RSUs will no longer be subject to performance-based vesting criteria but will remain subject to service-based vesting criteria. If certain termination events occur prior to a change of control and the New Performance RSUs remain outstanding, the number of RSUs that Mr. Stebbins will receive will be determined following the last day of the applicable performance period based on the Company's actual performance during such period.

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

As of December 31, 2012, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,

2013	$3,463
2014	2,265
2015	1,825
2016	1,825

$9,378

Named Executive Officer Annual Incentive Awards
In 2012, Paul H. Stebbins, Michael J. Kasbar, Ira M. Birns and Michael S. Clementi, referred to collectively in this 2012 10-K Report as the Named Executive Officers (or "NEOs"), were eligible to receive annual cash incentive awards (the "cash awards") and annual share-based incentive awards (the "share-based awards"), which are specified as dollar amounts, upon the achievement of certain annual performance targets. The performance targets for the NEOs were generally based on the growth of our net income except that the performance targets for Mr. Clementi were generally based on achieving certain levels of aviation net operating income.

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

The following table sets forth the cash and share-based awards earned by our NEOs, subject to future vesting terms, and the compensation expense recorded for these awards for the periods presented (in thousands):

	2011	2010

Cash awards earned	$9,275	$7,306
Share-based awards earned	9,604	5,913

Total earned	$18,879	$13,219

Compensation expense recorded**	$11,535	$8,651

**
The remaining compensation expense will be recorded in future periods corresponding with the share-based awards' vesting terms.

There were no cash or share-based awards earned by our NEOs in 2012. Cash and share-based awards earned by our former Chief Risk and Administration Officer, an NEO during 2011 and 2010, are included in the above table.

Deferred Compensation Plans
We maintain long-term service programs under which certain key employees receive cash awards for long-term service. As of December 31, 2012 and 2011, our liabilities under these programs were $2.4 million and $1.5 million, respectively.

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Participants may contribute up to 60% of their compensation, subject to certain limitations. During 2012, 2011 and 2010, we made matching contributions of 50% for each 1% of the participants' contributions up to 6% of the participants' contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. We recorded expense for our contributions of $1.6 million, $1.5 million and $1.2 million for 2012, 2011 and 2010, respectively.

Certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The foreign subsidiaries paid all general and administrative expenses of the plans and in some cases made employer contributions on behalf of the employees. We recorded expense for our contributions of $2.6 million, $2.0 million and $1.2 million for 2012, 2011 and 2010, respectively.

Environmental and Other Liabilities; Uninsured Risks
We provide various services to customers, including into-plane fueling at airports, fueling of vessels in-port and at-sea, and transloading, transportation and storage of fuel and fuel products. We are therefore subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally maintain liability insurance for these types of events, such insurance may be inadequate. If we are held liable for any damages, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

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

Legal Matters

Cathay Pacific Litigation
Since April 2012, one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. ("WFSS") has been involved in litigation with Cathay Pacific Airways Limited ("Cathay") arising out of the emergency landing of a Cathay aircraft in Hong Kong in 2010, which Cathay alleges was caused by contaminated fuel supplied by WFSS. Cathay claims damages relating to the incident of approximately $34.0 million. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter. We intend to vigorously defend against this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance. As of December 31, 2012, we have not recorded any accruals associated with this claim.

Other Matters
In addition to the environmental and other legal matters discussed above, we are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2012, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our results of operations or cash flow for that period.

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.

10. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $380.3 million as of December 31, 2012 and $287.1 million as of December 31, 2011 and our notes receivable of $12.7 million as of December 31, 2012 and $6.8 million as of December 31, 2011 are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total

2012
Assets:
Commodity contracts	$18,087	$57,682	$—	$75,769	$(56,115)	$19,654
Foreign currency contracts	—	2,434	—	2,434	(2,289)	145
Hedged item inventories	—	818	—	818	—	818

	$18,087	$60,934	$—	$79,021	$(58,404)	$20,617

Liabilities:
Commodity contracts	$20,970	$44,732	$—	$65,702	$(49,562)	$16,140
Foreign currency contracts	—	3,845	—	3,845	(2,289)	1,556
Hedged item inventories	—	525	—	525	—	525

	$20,970	$49,102	$—	$70,072	$(51,851)	$18,221

2011
Assets:
Commodity contracts	$14,038	$51,033	$—	$65,071	$(43,275)	$21,796
Foreign currency contracts	—	2,994	—	2,994	(893)	2,101
Hedged item inventories	—	3,216	—	3,216	—	3,216
Hedged item commitments	—	206	—	206	—	206

	$14,038	$57,449	$—	$71,487	$(44,168)	$27,319

Liabilities:
Commodity contracts	$10,148	$46,754	$—	$56,902	$(43,291)	$13,611
Foreign currency contracts	—	1,018	—	1,018	(893)	125
Hedged item commitments	—	24	—	24	—	24
Earn-out	—	—	4,194	4,194	—	4,194

	$10,148	$47,796	$4,194	$62,138	$(44,184)	$17,954

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

As of December 31, 2012, we had $22.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2012, we have offset $6.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table. As of December 31, 2011, we had $11.8 million of cash collateral deposits held by financial counterparties and there were no significant amounts of cash collateral that were offset against the total commodity fair value assets and liabilities in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains Relating to Assets and Liabilities that are Held at end of Period	Location of Total Gains (Losses) Included in Earnings

2012
Assets:
Commodity contracts	$—	$1,271	$1,271	$—	$—	Revenue

Liabilities:
Earn-out	$4,194	$(110)	$4,304	$—	$—	Other income (expense), net

2011
Assets:
Commodity contracts	$90	$—	$90	$—	$—	Revenue

Liabilities:
Earn-out	$5,012	$818	$—	$4,194	$818	Other income (expense), net

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2012	2011	2010

Revenue:
Aviation segment	$14,692,042	$12,866,019	$7,132,749
Marine segment	14,750,425	14,565,086	9,220,998
Land segment	9,502,871	7,191,749	2,777,400

	$38,945,338	$34,622,854	$19,131,147

Gross profit:
Aviation segment	$294,601	$306,112	$215,130
Marine segment	208,028	195,109	165,344
Land segment	170,818	133,782	61,667

	$673,447	$635,003	$442,141

Income from operations:
Aviation segment	$128,153	$146,411	$118,351
Marine segment	103,229	95,982	84,656
Land segment	75,291	62,049	15,948

	306,673	304,442	218,955
Corporate overhead – unallocated	49,650	47,470	38,089

	$257,023	$256,972	$180,866

Depreciation and amortization:
Aviation segment, includes allocation from corporate	$17,381	$23,392	$5,105
Marine segment, includes allocation from corporate	5,387	3,942	4,178
Land segment, includes allocation from corporate	10,406	9,825	7,362
Corporate	3,540	3,371	2,461

	$36,714	$40,530	$19,106

Capital expenditures:
Aviation segment	$4,713	$2,230	$510
Marine segment	8,981	3,714	3,109
Land segment	7,243	3,031	1,243
Corporate	7,517	10,517	10,326

	$28,454	$19,492	$15,188

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2012	2011

Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,997 and $8,441 as of December 31, 2012 and 2011, respectively	$674,973	$569,086
Marine segment, net of allowance for bad debt of $7,742 and $9,495 as of December 31, 2012 and 2011, respectively	1,069,833	1,261,340
Land segment, net of allowance for bad debt of $6,980 and $6,365 as of December 31, 2012 and 2011, respectively	449,060	330,135

	$2,193,866	$2,160,561

Goodwill:
Aviation segment	$109,332	$102,509
Marine segment	69,931	70,522
Land segment	291,243	173,215

	$470,506	$346,246

Identifiable intangible assets, net:
Aviation segment	$38,874	$42,880
Marine segment	6,656	8,659
Land segment	126,743	56,081

	$172,273	$107,620

Total assets:
Aviation segment	$1,463,423	$1,149,031
Marine segment	1,330,796	1,568,378
Land segment	1,145,756	816,595
Corporate	167,776	163,242

	$4,107,751	$3,697,246

Geographic Information
Information concerning our revenue, income from operations, non-current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2012	2011	2010

Revenue:
Americas (1)	$23,293,260	$19,965,339	$10,250,360
EMEA (2)	7,247,754	6,695,315	3,472,934
Asia/Pacific (3)	8,404,324	7,962,200	5,407,853

	$38,945,338	$34,622,854	$19,131,147

Income from operations:
Americas (4)	$103,005	$92,083	$38,419
EMEA	82,964	76,881	59,249
Asia/Pacific	71,054	88,008	83,198

	$257,023	$256,972	$180,866

	As of December 31,
	2012	2011

Non-current assets:
Americas (5)	$610,434	$439,388
EMEA	214,607	134,311
Asia/Pacific	1,333	1,320

	$826,374	$575,019

Total assets:
Americas (6)	$2,273,945	$1,975,561
EMEA	1,122,007	946,789
Asia/Pacific	711,799	774,896

	$4,107,751	$3,697,246

(1)
Includes revenue related to the United States of $20.2 billion, $17.5 billion and $8.7 billion for 2012, 2011 and 2010, respectively.

(2)
Includes revenue related to the United Kingdom of $5.2 billion, $5.0 billion and $2.6 billion for 2012, 2011 and 2010, respectively.

(3)
Includes revenue related to Singapore of $8.4 billion, $8.0 billion and $5.4 billion for 2012, 2011 and 2010, respectively.

(4)
Includes income from operations related to the United States of $67.0 million, $59.8 million and $1.6 million for 2012, 2011 and 2010, respectively.

(5)
Includes non-current assets related to the United States of $596.7 million and $425.2 million as of December 31, 2012 and 2011, respectively.

(6)
Includes total assets related to the United States of $2.0 billion and $1.7 billion as of December 31, 2012 and 2011, respectively.

Major Customers
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.

12. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2012 and 2011 (in thousands, except earnings per share data):

	March 31, 2012	June 30, 2012	September 30, 2012 (1)	December 31, 2012 (1)

Revenue	$9,479,055	$9,618,797	$9,911,673	$9,935,813

Gross profit	$157,235	$172,123	$180,752	$163,337

Net income including noncontrolling interest	$48,546	$54,882	$52,898	$45,025

Net income attributable to World Fuel	$46,415	$48,600	$51,494	$42,836

Basic earnings per common share (4)	$0.65	$0.68	$0.72	$0.60

Diluted earnings per common share (4)	$0.65	$0.68	$0.72	$0.60

	March 31, 2011 (2)	June 30, 2011 (2)(3)	September 30, 2011 (2)(3)	December 31, 2011 (2)(3)

Revenue	$7,079,406	$8,708,709	$9,510,792	$9,323,947

Gross profit	$136,768	$165,102	$170,847	$162,286

Net income including noncontrolling interest	$41,657	$50,673	$53,842	$53,030

Net income attributable to World Fuel	$41,109	$50,203	$52,655	$50,062

Basic earnings per common share	$0.59	$0.71	$0.74	$0.70

Diluted earnings per common share (4)	$0.58	$0.70	$0.74	$0.70

(1)
Includes the CarterEnergy business operations since September 1, 2012 as a result of the acquisition.

(2)
Includes NCS operations since March 1, 2011 as a result of the acquisition.

(3)
Includes Ascent operations since April 1, 2011 as a result of the acquisition.

(4)
Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic earnings per share amount reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2013.

WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR Michael J. Kasbar President and Chief Executive Officer
/s/ IRA M. BIRNS Ira M. Birns Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 2013.

Signature	Title

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PAUL H. STEBBINS Paul H. Stebbins	Executive Chairman of the Board
/s/ KEN BAKSHI Ken Bakshi	Director
/s/ RICHARD A. KASSAR Richard A. Kassar	Director
/s/ MYLES KLEIN Myles Klein	Director
/s/ ABBY F. KOHNSTAMM Abby F. Kohnstamm	Director
/s/ JOHN L. MANLEY John L. Manley	Director
/s/ J. THOMAS PRESBY J. Thomas Presby	Director
/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director