Form 10-Q
period 2013-03-31
WORLD FUEL SERVICES CORP
filed 2013-04-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The registrant had a total of 72,623,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 24, 2013.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.                     Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	March 31,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$159,600	$172,740
Accounts receivable, net	2,494,373	2,193,866
Inventories	634,057	572,313
Prepaid expenses	112,430	158,909
Other current assets	180,488	183,549
Total current assets	3,580,948	3,281,377

Property and equipment, net	119,636	112,525
Goodwill	468,456	470,506
Identifiable intangible and other non-current assets	240,217	243,343
Total assets	$4,409,257	$4,107,751

Liabilities:
Current liabilities:
Short-term debt	$28,362	$26,065
Accounts payable	2,185,325	1,814,794
Accrued expenses and other current liabilities	283,654	308,439
Total current liabilities	2,497,341	2,149,298
Long-term debt	248,312	354,253
Non-current income tax liabilities, net	59,459	50,879
Other long-term liabilities	12,032	11,697
Total liabilities	2,817,144	2,566,127

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,583 and 72,147 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	725	721
Capital in excess of par value	518,598	517,589
Retained earnings	1,060,932	1,014,882
Accumulated other comprehensive loss	(14,978)	(16,018)
Total World Fuel shareholders’ equity	1,565,277	1,517,174
Noncontrolling interest equity	26,836	24,450
Total equity	1,592,113	1,541,624
Total liabilities and equity	$4,409,257	$4,107,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended
	March 31,
	2013	2012

Revenue	$10,184,029	$9,479,055
Cost of revenue	10,001,650	9,321,820
Gross profit	182,379	157,235
Operating expenses:
Compensation and employee benefits	69,429	54,527
Provision for bad debt	1,103	141
General and administrative	44,906	43,311
	115,438	97,979
Income from operations	66,941	59,256
Non-operating expenses, net:
Interest expense and other financing costs, net	(3,659)	(4,661)
Other income, net	120	566
	(3,539)	(4,095)
Income before income taxes	63,402	55,161
Provision for income taxes	12,291	6,615
Net income including noncontrolling interest	51,111	48,546
Net income attributable to noncontrolling interest	2,386	2,131
Net income attributable to World Fuel	$48,725	$46,415

Basic earnings per common share	$0.68	$0.65

Basic weighted average common shares	71,288	70,998

Diluted earnings per common share	$0.68	$0.65

Diluted weighted average common shares	71,999	71,774

Comprehensive income:
Net income including noncontrolling interest	$51,111	$48,546
Other comprehensive income:
Foreign currency translation adjustments	1,109	2,807
Cash flow hedges, net of income tax of $21	(69)	—
Other comprehensive income	1,040	2,807
Comprehensive income including noncontrolling interest	52,151	51,353
Comprehensive income attributable to noncontrolling interest	2,386	2,131
Comprehensive income attributable to World Fuel	$49,765	$49,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	48,725	—	48,725	2,386	51,111
Cash dividends declared	—	—	—	(2,675)	—	(2,675)	—	(2,675)
Amortization of share-based payment awards	—	—	3,748	—	—	3,748	—	3,748
Issuance of common stock related to share-based payment awards including income tax benefit of $1,721	449	4	1,717	—	—	1,721	—	1,721
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(13)	—	(4,456)	—	—	(4,456)	—	(4,456)
Other comprehensive income	—	—	—	—	1,040	1,040	—	1,040
Balance as of March 31, 2013	72,583	$725	$518,598	$1,060,932	$(14,978)	$1,565,277	$26,836	$1,592,113

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	46,415	—	46,415	2,131	48,546
Cash dividends declared	—	—	—	(2,664)	—	(2,664)	—	(2,664)
Distribution of noncontrolling interest	—	—	—	—	—	—	(923)	(923)
Amortization of share-based payment awards	—	—	2,435	—	—	2,435	—	2,435
Issuance of common stock related to share-based payment awards	758	7	2,722	—	—	2,729	—	2,729
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(25)	—	(4,072)	—	—	(4,072)	—	(4,072)
Other comprehensive income	—	—	—	—	2,807	2,807	—	2,807
Balance as of March 31, 2012	71,887	$719	$503,636	$879,973	$(3,717)	$1,380,611	$14,965	$1,395,576

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interest	$51,111	$48,546
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	10,848	9,659
Provision for bad debt	1,103	141
Share-based payment award compensation costs	3,872	2,904
Deferred income tax provision	739	10,730
Extinguishment of liabilities	(428)	(3,490)
Foreign currency (gains) losses, net	(785)	2,274
Other	228	(743)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(303,010)	(127,281)
Inventories	(60,162)	23,010
Prepaid expenses	45,876	(63,607)
Other current assets	14,266	(70,249)
Cash collateral with financial counterparties	563	35,094
Other non-current assets	(154)	280
Accounts payable	370,898	143,990
Accrued expenses and other current liabilities	(26,249)	40,329
Non-current income tax, net and other long-term liabilities	794	(2,795)
Total adjustments	58,399	246
Net cash provided by operating activities	109,510	48,792
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	—	(90)
Capital expenditures	(12,949)	(3,948)
Other	—	(115)
Net cash used in investing activities	(12,949)	(4,153)
Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	1,376,800	815,000
Repayments under senior revolving credit facility and senior term loans	(1,477,550)	(815,000)
Repayments of other debt	(2,901)	(1,492)
Dividends paid on common stock	(2,667)	(2,664)
Distribution of noncontrolling interest	—	(923)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1,721	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,456)	(4,072)
Net cash used in financing activities	(109,053)	(9,151)
Effect of exchange rate changes on cash and cash equivalents	(648)	1,690
Net (decrease) increase in cash and cash equivalents	(13,140)	37,178
Cash and cash equivalents, as of beginning of period	172,740	205,415
Cash and cash equivalents, as of end of period	$159,600	$242,593

Supplemental Schedule of Noncash Investing and Financing Activities:

We declared cash dividends of $0.0375 per common share of $2.7 million for the three months ended March 31, 2013 and 2012, which were paid in April 2013 and 2012, respectively.

In March 2012, we granted equity awards to certain employees of which $2.7 million was previously recorded in accrued expenses and other current liabilities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.              Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2012 10-K Report.

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

As of March 31, 2013, we had sold accounts receivable of $70.8 million and retained a beneficial interest of $4.8 million.  During the three months ended March 31, 2013, the fees and interest paid under the receivables purchase agreement were not significant.

Goodwill

During the three months ended March 31, 2013, based on our ongoing fair value assessment of certain of our 2012 acquisitions, we recorded a $2.0 million reduction in goodwill within our land segment primarily due to a $3.3 million increase in identifiable intangible assets, partially offset by a $0.9 million decrease in other acquired assets and a $0.4 million increase in assumed liabilities.  Additionally, we reclassified $6.5 million in goodwill from our land segment to our aviation segment.

Recent Accounting Pronouncements

Foreign Currency Matters Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries.  In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) aimed at resolving the diversity in practice of accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure Obligations Resulting from Joint and Several Liability Arrangements.  In February 2013, the FASB issued an ASU clarifying the guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure Relating to Amounts Reclassified Out of Accumulated Other Comprehensive Income.  In February 2013, the FASB issued an ASU amending the information that companies will be required to present relating to reclassifications out of accumulated other comprehensive income. The amendments require presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of this ASU resulted in additional derivative disclosures included in Note 2 - Derivatives and did not have a significant impact on our consolidated financial statements.

Disclosure About Offsetting Assets and Liabilities.  In December 2011, the FASB issued an ASU which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. In January 2013, the FASB issued an ASU clarifying that the requirement to disclose information about financial instruments that have been offset and related arrangements applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. This update became effective at the beginning of our 2013 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

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

As of March 31, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	1,290	EUR	$0.81	$0.05	$58

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	344	BBL	$123.50	$0.42	$146
	2013	Commodity contracts for inventory hedging (short)	1,969	BBL	124.88	(0.15)	(305)
							$(159)

Non-Designated	2013	Commodity contracts (long)	38,792	BBL	$73.58	$0.88	$33,977
	2013	Commodity contracts (short)	28,789	BBL	88.44	(0.87)	(25,070)
	2014	Commodity contracts (long)	892	BBL	78.21	3.10	2,765
	2014	Commodity contracts (short)	870	BBL	77.22	(3.10)	(2,693)
	2015	Commodity contracts (long)	26	BBL	115.68	0.58	15
	2015	Commodity contracts (short)	32	BBL	113.77	—	—
	2013	Foreign currency contracts (long)	22,007	AUD	1.04	0.01	130
	2013	Foreign currency contracts (short)	32,427	AUD	1.03	(0.01)	(190)
	2013	Foreign currency contracts (long)	412	BRL	2.02	0.01	5
	2013	Foreign currency contracts (long)	71,669	CAD	1.01	(0.01)	(1,036)
	2013	Foreign currency contracts (short)	79,647	CAD	1.01	0.01	843
	2013	Foreign currency contracts (long)	2,598,733	CLP	474.79	0.00	22
	2013	Foreign currency contracts (short)	1,163,807	CLP	479.85	(0.00)	(37)
	2013	Foreign currency contracts (long)	48,270,679	COP	1,800.41	(0.00)	(475)
	2013	Foreign currency contracts (short)	42,162,424	COP	1,804.60	0.00	361
	2013	Foreign currency contracts (long)	39,638	DKK	5.68	(0.00)	(141)
	2013	Foreign currency contracts (short)	25,010	DKK	5.72	0.00	53
	2013	Foreign currency contracts (long)	17,069	EUR	0.76	(0.03)	(463)
	2013	Foreign currency contracts (short)	34,160	EUR	0.76	0.03	943
	2013	Foreign currency contracts (long)	136,493	GBP	0.64	(0.04)	(4,982)
	2013	Foreign currency contracts (short)	193,282	GBP	0.64	0.04	8,060
	2013	Foreign currency contracts (short)	111,367	INR	54.73	(0.00)	(4)
	2013	Foreign currency contracts (long)	110,038	JPY	84.51	(0.00)	(32)
	2013	Foreign currency contracts (short)	210,921	JPY	86.79	0.00	166
	2013	Foreign currency contracts (long)	1,586,573	MXN	12.75	0.00	3,919
	2013	Foreign currency contracts (short)	1,471,020	MXN	12.78	(0.00)	(3,450)
	2013	Foreign currency contracts (long)	14,700	NOK	5.67	(0.01)	(92)
	2013	Foreign currency contracts (short)	16,367	NOK	5.66	0.01	103
	2013	Foreign currency contracts (long)	3,856	PLN	3.22	(0.01)	(25)
	2013	Foreign currency contracts (short)	9,160	PLN	3.17	0.01	76
	2013	Foreign currency contracts (short)	8,533	RON	3.42	(0.00)	(5)
	2013	Foreign currency contracts (long)	27,737	SGD	1.23	(0.00)	(76)
	2013	Foreign currency contracts (short)	26,490	SGD	1.24	0.00	121
	2013	Foreign currency contracts (short)	30,264	ZAR	9.12	0.00	15
	2014	Foreign currency contracts (long)	250	GBP	0.62	(0.10)	(24)
	2014	Foreign currency contracts (short)	4,290	GBP	0.64	0.06	274
							$13,053

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		March 31,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$39	$991
Commodity contracts	Accrued expenses and other current liabilities	2,067	—
Foreign currency contracts	Other current assets	58	148
		2,164	1,139
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	34,577	67,533
Commodity contracts	Identifiable intangible and other non-current assets	1,906	1,423
Commodity contracts	Accrued expenses and other current liabilities	46,744	5,776
Commodity contracts	Other long-term liabilities	—	46
Foreign currency contracts	Other current assets	14,105	741
Foreign currency contracts	Identifiable intangible and other non-current assets	104	—
Foreign currency contracts	Accrued expenses and other current liabilities	2,530	1,545
		99,966	77,064
		$102,130	$78,203

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$14	$2,284
Commodity contracts	Accrued expenses and other current liabilities	2,250	—
		2,264	2,284
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	10,406	41,410
Commodity contracts	Identifiable intangible and other non-current assets	265	47
Commodity contracts	Accrued expenses and other current liabilities	62,541	20,927
Commodity contracts	Other long-term liabilities	1,022	1,034
Foreign currency contracts	Other current assets	9,395	595
Foreign currency contracts	Identifiable intangible and other non-current assets	24	—
Foreign currency contracts	Accrued expenses and other current liabilities	3,261	3,151
Foreign currency contracts	Other long-term liabilities	—	99
		86,914	67,263
		$89,178	$69,547

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivative Instruments	Location	2013	2012	Hedged Items	Location	2013	2012

Three months ended March 31,
Commodity contracts	Revenue	$—	$265	Firm commitments	Revenue	$—	$(201)
Commodity contracts	Cost of revenue	—	(1,417)	Firm commitments	Cost of revenue	—	739
Commodity contracts	Cost of revenue	5,079	(26,329)	Inventories	Cost of revenue	893	29,428
		$5,079	$(27,481)			$893	$29,966

There were no gains or losses for the three months ended March 31, 2013 and 2012 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

	Amount of Loss			Amount of Gain
	Recognized in Accumulated			Reclassified from Accumulated
	Other Comprehensive Income		Location of	Other Comprehensive Income
	(Effective Portion)		Realized Gain	(Effective Portion)
Derivative Instruments	2013	2012	(Effective Portion)	2013	2012

Three months ended March 31,
Foreign currency contracts	$(51)	$—	Other income, net	$39	$—

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income.  As of March 31, 2013, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2013	2012

Three months ended March 31,
Commodity contracts	Revenue	$5,395	$(223)
Commodity contracts	Cost of revenue	(293)	7,021
Foreign currency contracts	Revenue	2,668	(1,552)
Foreign currency contracts	Other income, net	3,479	(1,662)
		$11,249	$3,584

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of March 31, 2013.

3.     Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended
	March 31,
	2013	2012
Interest income	$424	$272
Interest expense and other financing costs	(4,083)	(4,933)
	$(3,659)	$(4,661)

4.              Other Comprehensive Income and Accumulated Other Comprehensive Loss

Our other comprehensive income, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total

Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive income (loss)	1,109	(69)	1,040
Balance as of March 31, 2013	$(15,021)	$43	$(14,978)

The foreign currency translation adjustment gains for the three months ended March 31, 2013 were primarily due to the strengthening of the Brazilian Real as compared to the U.S. dollar.

Additional information relating to our cash flow hedges for the periods presented is included in Note 2 - Derivatives.

5.     Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended
	March 31,
	2013	2012
Income tax provision	$12,291	$6,615

Effective income tax rate	19.4%	12.0%

Our provision for income taxes for each of the three-month periods ended March 31, 2013 and 2012 were calculated based on the estimated annual effective income tax rate for the full 2013 and 2012 fiscal years.  The provision for income taxes for the three-month period ended March 31, 2012 includes an adjustment for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain income tax position.  The actual effective income tax rate for the full 2013 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

In March 2013, we received final approval that we were awarded an additional five year special income tax concession in Singapore beginning January 1, 2013.  The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.

6.     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended
	March 31,
	2013	2012

Numerator:
Net income attributable to World Fuel	$48,725	$46,415

Denominator:
Weighted average common shares for basic earnings per common share	71,288	70,998
Effect of dilutive securities	711	776
Weighted average common shares for diluted earnings per common share	71,999	71,774

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	763	54

Basic earnings per common share	$0.68	$0.65

Diluted earnings per common share	$0.68	$0.65

7.     Commitments and Contingencies

Legal Matters

Cathay Pacific Litigation

Since April 2012, one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. (“WFSS”) has been involved in litigation with Cathay Pacific Airways Limited (“Cathay”) arising out of the emergency landing of a Cathay aircraft in Hong Kong in 2010, which Cathay alleges was caused by contaminated fuel supplied by WFSS. Cathay claims damages relating to the incident of approximately $34.0 million. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter. We intend to vigorously defend against this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance. As of March 31, 2013, we have not recorded any accruals associated with this claim.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2013, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our results of operations or cash flow for that period.

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

8.     Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $276.7 million and $380.3 million as of March 31, 2013 and December 31, 2012, respectively, and our notes receivable of $10.7 million and $12.7 million as of March 31, 2013 and December 31, 2012, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of March 31, 2013
Assets:
Commodity contracts	$21,689	$63,644	$—	$85,333	$(67,929)	$17,404
Foreign currency contracts	—	16,797	—	16,797	(11,949)	4,848
Inventories	—	819	—	819	(819)	—
Total	$21,689	$81,260	$—	$102,949	$(80,697)	$22,252
Liabilities:
Commodity contracts	$25,593	$50,905	$—	$76,498	$(63,814)	$12,684
Foreign currency contracts	—	12,680	—	12,680	(11,949)	731
Inventories	—	998	—	998	(819)	179
Total	$25,593	$64,583	$—	$90,176	$(76,582)	$13,594

As of December 31, 2012
Assets:
Commodity contracts	$18,087	$57,682	$—	$75,769	$(56,115)	$19,654
Foreign currency contracts	—	2,434	—	2,434	(2,289)	145
Inventories	—	818	—	818	(525)	293
Total	$18,087	$60,934	$—	$79,021	$(58,929)	$20,092
Liabilities:
Commodity contracts	$20,970	$44,732	$—	$65,702	$(49,562)	$16,140
Foreign currency contracts	—	3,845	—	3,845	(2,289)	1,556
Inventories	—	525	—	525	(525)	—
Total	$20,970	$49,102	$—	$70,072	$(52,376)	$17,696

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	March 31, 2013	December 31, 2012
Commodity Contracts
Assets:
Other current assets	$15,764	$18,277
Identifiable intangible and other non-current assets	1,640	1,377
Total net assets	$17,404	$19,654

Liabilities:
Accrued expenses and other current liabilities	$11,662	$15,152
Other long-term liabilities	1,022	988
Total net liabilities	$12,684	$16,140

Foreign Currency Contracts
Assets:
Other current assets	$4,768	$145
Identifiable intangible and other non-current assets	80	—
Total net assets	$4,848	$145

Liabilities:
Accrued expenses and other current liabilities	$731	$1,458
Other long-term liabilities	—	98
Total net liabilities	$731	$1,556

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

As of March 31, 2013, we had $26.6 million of cash collateral deposits held by financial counterparties of which $4.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $22.3 million is included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of March 31, 2013, we have offset $8.4 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2012, we had $22.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of December 31, 2012, we have offset $6.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the period presented (in thousands):

	Beginning of Period	Total Losses Included in Earnings	End of Period	Change in Unrealized Losses Relating to Liabilities that are Held at end of Period	Location of Total Losses Included in Earnings

Three months ended March 31, 2012
Liabilities:
Earn-out	$4,194	$(129)	$4,323	$(129)	Other income, net

There were no transfers between Level 1, 2 or 3 during the period presented.  In addition, there were no significant Level 3 settlements, purchases, sales or issuances for the period presented.

9.     Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our results of operations include (i) the results of the acquisition of certain assets of CarterEnergy Corporation in our land segment commencing on September 1, 2012, its acquisition date, and (ii) the results of the acquisition of certain assets of Multi Service Corporation, primarily in our land segment, commencing on December 31, 2012, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended
	March 31,
	2013	2012
Revenue:
Aviation segment	$3,930,588	$3,411,547
Marine segment	3,717,139	3,904,191
Land segment	2,536,302	2,163,317
	$10,184,029	$9,479,055

Gross profit:
Aviation segment	$76,984	$64,914
Marine segment	41,682	55,077
Land segment	63,713	37,244
	$182,379	$157,235

Income from operations:
Aviation segment	$34,880	$26,833
Marine segment	15,259	27,445
Land segment	27,380	16,200
	77,519	70,478
Corporate overhead - unallocated	10,578	11,222
	$66,941	$59,256

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	March 31,	December 31,
	2013	2012
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,901 and $8,997 as of March 31, 2013 and December 31, 2012, respectively	$694,816	$674,973
Marine segment, net of allowance for bad debt of $8,425 and $7,742 as of March 31, 2013 and December 31, 2012, respectively	1,240,230	1,069,833
Land segment, net of allowance for bad debt of $6,804 and $6,980 as of March 31, 2013 and December 31, 2012, respectively	559,327	449,060
	$2,494,373	$2,193,866

Total assets:
Aviation segment	$1,490,633	$1,463,423
Marine segment	1,519,351	1,330,796
Land segment	1,229,576	1,145,756
Corporate	169,697	167,776
	$4,409,257	$4,107,751

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2012 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2012 10-K Report.

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

•                  increased levels of competition;

•                  the outcome of litigation; and

•                  other risks, including those described in “Item 1A - Risk Factors” in our 2012 10-K Report and those described from time to time in our other filings with the SEC.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A — Risk Factors” of our 2012 10-K Report.

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

Results of Operations

Our results of operations include (i) the results of the acquisition of certain assets of CarterEnergy Corporation in our land segment commencing on September 1, 2012, its acquisition date, and (ii) the results of the acquisition of certain assets of Multi Service Corporation, primarily in our land segment, commencing on December 31, 2012, its acquisition date.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue.  Our revenue for the first quarter of 2013 was $10.2 billion, an increase of $0.7 billion, or 7.4%, as compared to the first quarter of 2012.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2013	2012	$ Change

Aviation segment	$3,930,588	$3,411,547	$519,041
Marine segment	3,717,139	3,904,191	(187,052)
Land segment	2,536,302	2,163,317	372,985
	$10,184,029	$9,479,055	$704,974

Our aviation segment revenue for the first quarter of 2013 was $3.9 billion, an increase of $0.5 billion, or 15.2% as compared to the first quarter of 2012.  Of the increase in aviation segment revenue, $0.4 billion was due to increased volume principally attributable to new and existing customers and $0.1 billion was due to an increase in the average price per gallon sold as a result of higher average jet fuel prices in the first quarter of 2013 as compared to the first quarter of 2012.

Our marine segment revenue for the first quarter of 2013 was $3.7 billion, a decrease of $0.2 billion, or 4.8%, as compared to the first quarter of 2012.  Of the decrease in marine segment revenue, $0.4 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first quarter of 2013 as compared to the first quarter of 2012, which was partially offset by $0.2 billion in increased volume attributable to new and existing customers.

Our land segment revenue for the first quarter of 2013 was $2.5 billion, an increase of $0.4 billion, or 17.2%, as compared to the first quarter of 2012.  The increase in land segment revenue was principally due to the inclusion of revenue from acquired businesses.

Gross Profit.  Our gross profit for the first quarter of 2013 was $182.4 million, an increase of $25.1 million, or 16.0% as compared to the first quarter of 2012.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2013	2012	$ Change

Aviation segment	$76,984	$64,914	$12,070
Marine segment	41,682	55,077	(13,395)
Land segment	63,713	37,244	26,469
	$182,379	$157,235	$25,144

Our aviation segment gross profit for the first quarter of 2013 was $77.0 million, an increase of $12.1 million, or 18.6%, as compared to the first quarter of 2012. Of the increase in aviation segment gross profit, $7.1 million was due to increased volume attributable to new and existing customers, $3.7 million was due to gross profit from acquired businesses and $1.3 million was principally due to fluctuations in customer mix.

Our marine segment gross profit for the first quarter of 2013 was $41.7 million, a decrease of $13.4 million, or 24.3%, as compared to the first quarter of 2012.  Of the decrease in marine segment gross profit, $16.9 million was due to decreased gross profit per metric ton sold principally due to a further shift in business mix to lower risk, lower margin business and a lack of price volatility during the quarter.  This was partially offset by $3.5 million in increased volume attributable to new and existing customers.

Our land segment gross profit for the first quarter of 2013 was $63.7 million, an increase of $26.5 million, or 71.1%, as compared to the first quarter of 2012.  Of the increase in land segment gross profit, $20.4 million was due to gross profit from acquired businesses and $6.1 million was due to higher gross profit per gallon sold principally due to fluctuations in customer mix.

Operating Expenses.  Total operating expenses for the first quarter of 2013 were $115.4 million, an increase of $17.5 million, or 17.8%, as compared to the first quarter of 2012.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	March 31,
	2013	2012	$ Change

Compensation and employee benefits	$69,429	$54,527	$14,902
Provision for bad debt	1,103	141	962
General and administrative	44,906	43,311	1,595
	$115,438	$97,979	$17,459

The $14.9 million increase in compensation and employee benefits was principally due to the inclusion of expenses from acquired businesses.  The $1.0 million increase in provision for bad debt was principally due to an overall increase in the accounts receivable balance.  The $1.6 million increase in general and administrative expenses was due to $5.9 million related to the inclusion of expenses from acquired businesses, which was partially offset by $4.3 million in decreased expenses due to efforts to drive greater operational efficiencies.

Income from Operations.  Our income from operations for the first quarter of 2013 was $66.9 million, an increase of $7.7 million, or 13.0%, as compared to the first quarter of 2012.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2013	2012	$ Change

Aviation segment	$34,880	$26,833	$8,047
Marine segment	15,259	27,445	(12,186)
Land segment	27,380	16,200	11,180
	77,519	70,478	7,041
Corporate overhead - unallocated	10,578	11,222	(644)
	$66,941	$59,256	$7,685

Our aviation segment income from operations for the first quarter of 2013 was $34.9 million, an increase of $8.0 million, or 30.0%, as compared to the first quarter of 2012. This increase resulted from $12.1 million in higher gross profit, which was partially offset by increased operating expenses of $4.1 million.  Of the increase in aviation segment operating expenses, $2.6 million was related to the inclusion of acquired businesses.

Our marine segment income from operations for the first quarter of 2013 was $15.3 million, a decrease of $12.2 million, or 44.4%, as compared to the first quarter of 2012. This decrease resulted from $13.4 million in lower gross profit, which was partially offset by decreased operating expenses of $1.2 million.

Our land segment income from operations for the first quarter of 2013 was $27.4 million, an increase of $11.2 million, or 69.0%, as compared to the first quarter of 2012. This increase resulted from $26.5 million in higher gross profit, which was partially offset by increased operating expenses of $15.3 million.  Of the increase in land segment operating expenses, $14.1 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first quarter of 2013 were $10.6 million, a decrease of $0.6 million, or 5.7%, as compared to the first quarter of 2012.

Non-Operating Expenses, net. For the first quarter of 2013, we had non-operating expenses, net of $3.5 million, a decrease of $0.6 million as compared to the first quarter of 2012. This decrease was principally due to a $1.1 million decrease in interest expense and other financing costs, net as a result of lower average borrowing rates under the Credit Facility in the first quarter of 2013 as compared to the first quarter of 2012 and $0.5 million in earnings from our equity investments in the first quarter of 2013.  This was partially offset by a $1.0 million change resulting from foreign currency exchange losses of $0.5 million for the first quarter of 2013 as compared to foreign currency exchange gains of $0.5 million for the first quarter of 2012.

Income Taxes. For the first quarter of 2013, our effective income tax rate was 19.4% and our income tax provision was $12.3 million, as compared to an effective income tax rate of 12.0% and an income tax provision of $6.6 million for the first quarter of 2012.  The higher effective income tax rate for the first quarter of 2013 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first quarter of 2012 and an income tax benefit of $3.3 million for a discrete item related to a change in estimate for an uncertain tax position recorded in the first quarter of 2012.

Net Income and Diluted Earnings per Common Share. Our net income for the first quarter of 2013 was $48.7 million, an increase of $2.3 million, or 5.0%, as compared to the first quarter of 2012. Diluted earnings per common share for the first quarter of 2013 was $0.68 per common share, an increase of $0.03 per common share, or 4.6%, as compared to the first quarter of 2012.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the first quarter of 2013 was $55.0 million, an increase of $2.1 million, or 4.0%, as compared to the first quarter of 2012. Non-GAAP diluted earnings per common share for the first quarter of 2013 was $0.77 per common share, an increase of $0.03 per common share, or 4.1%, as compared to the first quarter of 2012. The following table sets forth the reconciliation between our net income and non-GAAP net income for the first quarter of 2013 and 2012 (in thousands):

	For the Three Months ended
	March 31,
	2013	2012

Net income attributable to World Fuel	$48,725	$46,415
Share-based compensation expense, net of income taxes of $1,329 and $904 for 2013 and 2012, respectively	2,543	2,001
Intangible asset amortization expense, net of income taxes of $2,113 and $245 for 2013 and 2012, respectively	3,732	4,466
Non-GAAP net income attributable to World Fuel	$55,000	$52,882

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first quarter of 2013 and 2012:

	For the Three Months ended
	March 31,
	2013	2012

Diluted earnings per common share	$0.68	$0.65
Share-based compensation expense, net of income taxes	0.04	0.03
Intangible asset amortization expense, net of income taxes	0.05	0.06
Non-GAAP diluted earnings per common share	$0.77	$0.74

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

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2013 and 2012.  For additional details, please see the consolidated statements of cash flows.

	For the Three Months ended
	March 31,
	2013	2012

Net cash provided by operating activities	$109,510	$48,792
Net cash used in investing activities	(12,949)	(4,153)
Net cash used in financing activities	(109,053)	(9,151)

Operating Activities.  For the three months ended March 31, 2013, net cash provided by operating activities was $109.5 million as compared to $48.8 million for the first three months of 2012.  The $60.7 million increase in operating cash flows was primarily due to favorable year-over-year changes in working capital items.

Investing Activities. For the three months ended March 31, 2013, net cash used in investing activities was $12.9 million as compared to $4.2 million for the first three months of 2012. The $8.7 million increase in cash used in investing activities was principally due to capital expenditures for fuel transportation equipment and the upgrade and expansion of one of our inventory storage facilities during the first three months of 2013.

Financing activities.  For the three months ended March 31, 2013, net cash used in financing activities was $109.1 million as compared $9.2 million for the first three months of 2012.  The $99.9 million increase in cash used in financing activities was principally due to net repayments of borrowings under our Credit Facility in the first three months of 2013 as compared to the first three months of 2012.

Other Liquidity Measures

Cash and Cash Equivalents.  As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $159.6 million and $172.7 million, respectively, of which $74.3 million and $172.7 million, respectively, was available for usage by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016.  We had no outstanding borrowings under our Credit Facility as of March 31, 2013 and had $100.5 million of outstanding borrowings as of December 31, 2012.  Our issued letters of credit under the Credit Facility totaled $19.1 million and $47.4 million as of March 31, 2013 and December 31, 2012, respectively.  We also had $247.3 million and $247.5 million in senior term loans (“Term Loans”) outstanding as of March 31, 2013 and December 31, 2012, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2013, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines aggregating $203.3 million primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances.  These credit lines are renewable on an annual basis and are subject to fees at market rates.  As of March 31, 2013 and December 31, 2012, our outstanding letters of credit and bank guarantees under these credit lines totaled $168.9 million and $184.2 million, respectively.  We also have a Receivables Purchase Agreement (“RPA”) to allow for the sale of up to $125.0 million of our accounts receivable.  As of March 31, 2013, we had sold accounts receivable of $70.8 million and recorded a retained beneficial interest of $4.8 million under the RPA.

Short-Term Debt. As of March 31, 2013, our short-term debt of $28.4 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, Term Loan borrowings and capital lease obligations.

We believe that available funds from existing cash and cash equivalents and our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided from operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2012 to March 31, 2013.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2012 10-K Report.

Contractual Obligations

Derivative Obligations.  As of March 31, 2013, our net derivative obligations were $13.4 million, principally due within one year.

Purchase Commitment Obligations.  As of March 31, 2013, our purchase commitment obligations were $25.0 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2013, we had issued letters of credit and bank guarantees totaling $188.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of March 31, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	1,290	EUR	$0.81	$0.05	$58

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	344	BBL	$123.50	$0.42	$146
	2013	Commodity contracts for inventory hedging (short)	1,969	BBL	124.88	(0.15)	(305)
							$(159)

Non-Designated	2013	Commodity contracts (long)	38,792	BBL	$73.58	$0.88	$33,977
	2013	Commodity contracts (short)	28,789	BBL	88.44	(0.87)	(25,070)
	2014	Commodity contracts (long)	892	BBL	78.21	3.10	2,765
	2014	Commodity contracts (short)	870	BBL	77.22	(3.10)	(2,693)
	2015	Commodity contracts (long)	26	BBL	115.68	0.58	15
	2015	Commodity contracts (short)	32	BBL	113.77	—	—
	2013	Foreign currency contracts (long)	22,007	AUD	1.04	0.01	130
	2013	Foreign currency contracts (short)	32,427	AUD	1.03	(0.01)	(190)
	2013	Foreign currency contracts (long)	412	BRL	2.02	0.01	5
	2013	Foreign currency contracts (long)	71,669	CAD	1.01	(0.01)	(1,036)
	2013	Foreign currency contracts (short)	79,647	CAD	1.01	0.01	843
	2013	Foreign currency contracts (long)	2,598,733	CLP	474.79	0.00	22
	2013	Foreign currency contracts (short)	1,163,807	CLP	479.85	(0.00)	(37)
	2013	Foreign currency contracts (long)	48,270,679	COP	1,800.41	(0.00)	(475)
	2013	Foreign currency contracts (short)	42,162,424	COP	1,804.60	0.00	361
	2013	Foreign currency contracts (long)	39,638	DKK	5.68	(0.00)	(141)
	2013	Foreign currency contracts (short)	25,010	DKK	5.72	0.00	53
	2013	Foreign currency contracts (long)	17,069	EUR	0.76	(0.03)	(463)
	2013	Foreign currency contracts (short)	34,160	EUR	0.76	0.03	943
	2013	Foreign currency contracts (long)	136,493	GBP	0.64	(0.04)	(4,982)
	2013	Foreign currency contracts (short)	193,282	GBP	0.64	0.04	8,060
	2013	Foreign currency contracts (short)	111,367	INR	54.73	(0.00)	(4)
	2013	Foreign currency contracts (long)	110,038	JPY	84.51	(0.00)	(32)
	2013	Foreign currency contracts (short)	210,921	JPY	86.79	0.00	166
	2013	Foreign currency contracts (long)	1,586,573	MXN	12.75	0.00	3,919
	2013	Foreign currency contracts (short)	1,471,020	MXN	12.78	(0.00)	(3,450)
	2013	Foreign currency contracts (long)	14,700	NOK	5.67	(0.01)	(92)
	2013	Foreign currency contracts (short)	16,367	NOK	5.66	0.01	103
	2013	Foreign currency contracts (long)	3,856	PLN	3.22	(0.01)	(25)
	2013	Foreign currency contracts (short)	9,160	PLN	3.17	0.01	76
	2013	Foreign currency contracts (short)	8,533	RON	3.42	(0.00)	(5)
	2013	Foreign currency contracts (long)	27,737	SGD	1.23	(0.00)	(76)
	2013	Foreign currency contracts (short)	26,490	SGD	1.24	0.00	121
	2013	Foreign currency contracts (short)	30,264	ZAR	9.12	0.00	15
	2014	Foreign currency contracts (long)	250	GBP	0.62	(0.10)	(24)
	2014	Foreign currency contracts (short)	4,290	GBP	0.64	0.06	274
							$13,053

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2012. Please refer to our 2012 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2013.

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

Part II — Other Information

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2013 (in thousands, except average per share):

			Total Number	Total Cost of	Remaining Authorized
			of Shares Purchased	Shares Purchased	Common Stock
	Total Number		as Part of Publicly	as Part of Publicly	Repurchases under
	of Shares	Average Price	Announced Plans	Announced Plans	Publicly Announced
Period	Purchased (1)	Per Share Paid	or Programs (2)	or Programs (2)	Plans or Programs (2)

1/1/13-1/31/13	—	$—	—	$—	$50,000
2/1/13-2/28/13	—	—	—	—	50,000
3/1/13-3/31/13	13	39.58	—	—	50,000
Total	13	$39.58	—	$—	$50,000

(1)       These shares relate to the purchase of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

(2)       In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program. The program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of March 31, 2013, no shares of our common stock had been repurchased under this program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer