Form 10-Q
period 2013-06-30
WORLD FUEL SERVICES CORP
filed 2013-07-31
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The registrant had a total of 72,774,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 25, 2013.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.       Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$232,480	$172,740
Accounts receivable, net	2,587,977	2,193,866
Inventories	551,333	572,313
Prepaid expenses	100,274	158,909
Other current assets	212,059	183,549
Total current assets	3,684,123	3,281,377

Property and equipment, net	136,851	112,525
Goodwill	467,749	470,506
Identifiable intangible and other non-current assets	240,415	243,343
Total assets	$4,529,138	$4,107,751

Liabilities:
Current liabilities:
Short-term debt	$28,709	$26,065
Accounts payable	2,210,525	1,814,794
Accrued expenses and other current liabilities	265,342	308,439
Total current liabilities	2,504,576	2,149,298

Long-term debt	322,642	354,253
Non-current income tax liabilities, net	57,280	50,879
Other long-term liabilities	12,362	11,697
Total liabilities	2,896,860	2,566,127

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,777 and 72,147 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	728	721
Capital in excess of par value	522,188	517,589
Retained earnings	1,109,269	1,014,882
Accumulated other comprehensive loss	(25,189)	(16,018)
Total World Fuel shareholders’ equity	1,606,996	1,517,174
Noncontrolling interest equity	25,282	24,450
Total equity	1,632,278	1,541,624
Total liabilities and equity	$4,529,138	$4,107,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$10,479,604	$9,618,797	$20,663,633	$19,097,852
Cost of revenue	10,291,146	9,446,674	20,292,796	18,768,494
Gross profit	188,458	172,123	370,837	329,358
Operating expenses:
Compensation and employee benefits	72,745	56,183	142,174	110,710
Provision for bad debt	2,709	641	3,812	782
General and administrative	44,268	42,941	89,174	86,252
	119,722	99,765	235,160	197,744
Income from operations	68,736	72,358	135,677	131,614
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,579)	(5,437)	(8,238)	(10,098)
Other (expense) income, net	(192)	(88)	(72)	478
	(4,771)	(5,525)	(8,310)	(9,620)
Income before income taxes	63,965	66,833	127,367	121,994
Provision for income taxes	11,608	11,951	23,899	18,566
Net income including noncontrolling interest	52,357	54,882	103,468	103,428
Net income attributable to noncontrolling interest	1,341	6,282	3,727	8,413
Net income attributable to World Fuel	$51,016	$48,600	$99,741	$95,015

Basic earnings per common share	$0.71	$0.68	$1.40	$1.34

Basic weighted average common shares	71,516	71,173	71,483	71,083

Diluted earnings per common share	$0.71	$0.68	$1.38	$1.32

Diluted weighted average common shares	72,018	71,767	72,099	71,773

Comprehensive income:
Net income including noncontrolling interest	$52,357	$54,882	$103,468	$103,428
Other comprehensive income:
Foreign currency translation adjustments	(10,205)	(10,886)	(9,096)	(8,079)
Cash flow hedges, net of income taxes of $2 and $23 for the three and six months ended June 30, 2013, respectively	(6)	—	(75)	—
Other comprehensive loss	(10,211)	(10,886)	(9,171)	(8,079)
Comprehensive income including noncontrolling interest	42,146	43,996	94,297	95,349
Comprehensive income attributable to noncontrolling interest	1,341	6,282	3,727	8,413
Comprehensive income attributable to World Fuel	$40,805	$37,714	$90,570	$86,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	99,741	—	99,741	3,727	103,468
Cash dividends declared	—	—	—	(5,354)	—	(5,354)	—	(5,354)
Distribution of noncontrolling interest	—	—	—	—	—	—	(2,895)	(2,895)
Amortization of share-based payment awards	—	—	8,102	—	—	8,102	—	8,102
Issuance of common stock related to share-based payment awards including income tax benefit of $2,712	645	7	2,705	—	—	2,712	—	2,712
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(15)	—	(6,208)	—	—	(6,208)	—	(6,208)
Other comprehensive loss	—	—	—	—	(9,171)	(9,171)	—	(9,171)
Balance as of June 30, 2013	72,777	$728	$522,188	$1,109,269	$(25,189)	$1,606,996	$25,282	$1,632,278

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	95,015	—	95,015	8,413	103,428
Cash dividends declared	—	—	—	(5,350)	—	(5,350)	—	(5,350)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,320)	(1,320)
Amortization of share-based payment awards	—	—	5,487	—	—	5,487	—	5,487
Issuance of common stock related to share-based payment awards	938	9	2,721	—	—	2,730	—	2,730
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(34)	—	(4,546)	—	—	(4,546)	—	(4,546)
Other comprehensive loss	—	—	—	—	(8,079)	(8,079)	—	(8,079)
Balance as of June 30, 2012	72,058	$721	$506,213	$925,887	$(14,603)	$1,418,218	$20,850	$1,439,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interest	$103,468	$103,428
Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	22,287	17,668
Provision for bad debt	3,812	782
Share-based payment award compensation costs	8,197	5,957
Deferred income tax provision	3,921	9,855
Extinguishment of liabilities	(1,734)	(7,381)
Foreign currency gains, net	(3,178)	(4,843)
Other	942	1,346
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(381,679)	42,097
Inventories	23,914	(76,710)
Prepaid expenses	53,497	(50,619)
Other current assets	(24,992)	(126,805)
Cash collateral with financial counterparties	(723)	(128,058)
Other non-current assets	(3,055)	(6,137)
Accounts payable	376,298	39,197
Accrued expenses and other current liabilities	(46,033)	126,976
Non-current income tax, net and other long-term liabilities	(370)	(3,676)
Total adjustments	31,104	(160,351)
Net cash provided by (used in) operating activities	134,572	(56,923)
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(7,697)	(29,038)
Capital expenditures	(24,644)	(9,567)
Purchase of short-term investments	(21,588)	—
Proceeds from the sale of short-term investments	21,588	—
Issuance of notes receivable	—	(401)
Repayment of notes receivable	—	401
Net cash used in investing activities	(32,341)	(38,605)
Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	2,501,500	2,008,000
Repayments under senior revolving credit facility and senior term loans	(2,523,500)	(1,960,000)
Borrowings of other debt	2,397	—
Repayments of other debt	(9,602)	(6,103)
Dividends paid on common stock	(5,342)	(5,350)
Payment of earn-out liability	—	(4,304)
Distribution of noncontrolling interest	(2,910)	(1,401)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	2,712	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(6,208)	(4,546)
Net cash (used in) provided by financing activities	(40,953)	26,296
Effect of exchange rate changes on cash and cash equivalents	(1,538)	493
Net increase (decrease) in cash and cash equivalents	59,740	(68,739)
Cash and cash equivalents, as of beginning of period	172,740	205,415
Cash and cash equivalents, as of end of period	$232,480	$136,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

We declared cash dividends of $0.0375 per common share of $2.7 million for the three months ended June 30, 2013 and 2012, which were paid in July 2013 and 2012, respectively.

As of June 30, 2013, we had accrued capital expenditures totaling $7.3 million, which were recorded in accounts payable.

During the six months ended June 30, 2012, we granted equity awards to certain employees of which $2.7 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the period presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Six Months ended June 30,
	2013	2012
Assets acquired, net of cash	$29,947	$28,795

Liabilities assumed	$20,471	$3,157

In connection with our acquisitions during the six months ended June 30, 2013, we recorded a purchase price adjustment of $1.6 million which will be paid in a subsequent quarter.  In connection with our acquisitions during the six months ended June 30, 2012, we issued promissory notes of $2.2 million.

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

As of June 30, 2013, we had sold accounts receivable of $68.0 million and retained a beneficial interest of $5.3 million. During the three and six months ended June 30, 2013, the fees and interest paid under the receivables purchase agreement were not significant.

Goodwill

During the six months ended June 30, 2013, based on our ongoing fair value assessment of certain of our 2012 acquisitions, we recorded a $2.0 million reduction in goodwill within our land segment principally due to a $3.3 million increase in identifiable intangible assets, partially offset by a $0.9 million decrease in other acquired assets and a $0.4 million increase in assumed liabilities. Additionally, we reclassified $6.5 million in goodwill from our land segment to our aviation segment. We had additional goodwill reductions of $0.5 million and $0.2 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our marine and aviation segments, respectively.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  In July 2013, the FASB issued an ASU which includes amendments permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Government and London Interbank Offered Rate.  The amendments also remove the restriction on using different benchmark rates for similar hedges.  This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Foreign Currency Matters Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries. In March 2013, the FASB issued an ASU aimed at resolving the diversity in practice of accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued an ASU clarifying the guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

As of June 30, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	811	EUR	$0.81	$0.06	$51

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	190	BBL	$119.08	$(0.71)	$(134)
	2013	Commodity contracts for inventory hedging (short)	2,450	BBL	112.93	0.34	839
							$705

Non-Designated	2013	Commodity contracts (long)	37,067	BBL	$66.11	$(1.00)	$(37,184)
	2013	Commodity contracts (short)	27,366	BBL	84.91	1.62	44,276
	2014	Commodity contracts (long)	4,891	BBL	71.88	(0.31)	(1,517)
	2014	Commodity contracts (short)	3,969	BBL	84.61	0.87	3,463
	2015	Commodity contracts (long)	26	BBL	115.68	0.31	8
	2015	Commodity contracts (short)	32	BBL	113.77	1.22	39
	2013	Foreign currency contracts (long)	14,680	AUD	0.98	(0.09)	(1,272)
	2013	Foreign currency contracts (short)	15,815	AUD	1.01	0.12	1,886
	2013	Foreign currency contracts (long)	800	BRL	2.09	(0.03)	(24)
	2013	Foreign currency contracts (long)	64,494	CAD	1.03	(0.02)	(1,187)
	2013	Foreign currency contracts (short)	55,868	CAD	1.03	0.03	1,561
	2013	Foreign currency contracts (long)	2,173,632	CLP	497.09	(0.00)	(50)
	2013	Foreign currency contracts (short)	608,949	CLP	492.61	0.00	50
	2013	Foreign currency contracts (long)	32,725,597	COP	1,869.45	(0.00)	(589)
	2013	Foreign currency contracts (short)	29,884,001	COP	1,875.76	0.00	487
	2013	Foreign currency contracts (long)	42,857	DKK	5.76	0.00	51
	2013	Foreign currency contracts (short)	37,922	DKK	5.75	0.00	24
	2013	Foreign currency contracts (long)	13,025	EUR	0.77	(0.00)	(30)
	2013	Foreign currency contracts (short)	39,884	EUR	0.77	(0.01)	(244)
	2013	Foreign currency contracts (long)	105,343	GBP	0.66	(0.01)	(1,548)
	2013	Foreign currency contracts (short)	169,593	GBP	0.66	0.01	2,466
	2013	Foreign currency contracts (short)	111,367	INR	55.55	0.00	140
	2013	Foreign currency contracts (long)	150,000	JPY	98.04	(0.00)	(17)
	2013	Foreign currency contracts (short)	409,640	JPY	98.77	0.00	25
	2013	Foreign currency contracts (long)	1,197,748	MXN	12.51	(0.00)	(3,884)
	2013	Foreign currency contracts (short)	1,029,637	MXN	12.57	0.00	3,329
	2013	Foreign currency contracts (long)	9,500	NOK	6.12	0.00	12
	2013	Foreign currency contracts (short)	16,202	NOK	5.93	0.00	45
	2013	Foreign currency contracts (long)	3,700	PLN	3.26	(0.01)	(24)
	2013	Foreign currency contracts (short)	6,427	PLN	3.26	0.00	23
	2013	Foreign currency contracts (short)	11,456	RON	3.42	(0.00)	(32)
	2013	Foreign currency contracts (long)	30,095	SGD	1.25	(0.01)	(399)
	2013	Foreign currency contracts (short)	32,991	SGD	1.25	0.02	524
	2013	Foreign currency contracts (short)	58,103	ZAR	9.62	0.00	234
	2014	Foreign currency contracts (long)	1,250	GBP	0.66	(0.02)	(29)
	2014	Foreign currency contracts (short)	12,040	GBP	0.66	0.03	367
							$10,980

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		June 30,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$—	$991
Commodity contracts	Accrued expenses and other current liabilities	2,181	—
Foreign currency contracts	Other current assets	51	148
		2,232	1,139
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	38,000	67,533
Commodity contracts	Identifiable intangible and other non-current assets	1,566	1,423
Commodity contracts	Accrued expenses and other current liabilities	36,473	5,776
Commodity contracts	Other long-term liabilities	302	46
Foreign currency contracts	Other current assets	10,646	741
Foreign currency contracts	Identifiable intangible and other non-current assets	55	—
Foreign currency contracts	Accrued expenses and other current liabilities	1,579	1,545
		88,621	77,064
		$90,853	$78,203

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$—	$2,284
Commodity contracts	Accrued expenses and other current liabilities	1,476	—
		1,476	2,284
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	3,368	41,410
Commodity contracts	Identifiable intangible and other non-current assets	71	47
Commodity contracts	Accrued expenses and other current liabilities	62,646	20,927
Commodity contracts	Other long-term liabilities	1,171	1,034
Foreign currency contracts	Other current assets	7,210	595
Foreign currency contracts	Accrued expenses and other current liabilities	3,175	3,151
Foreign currency contracts	Other long-term liabilities	—	99
		77,641	67,263
		$79,117	$69,547

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivative Instruments	Location	2013	2012	Hedged Items	Location	2013	2012

Three months ended June 30,

Commodity contracts	Cost of revenue	$14,546	$36,522	Inventories	Cost of revenue	$(19,053)	$(32,847)

Six months ended June 30,

Commodity contracts	Revenue	$—	$265	Firm commitments	Revenue	$—	$(201)
Commodity contracts	Cost of revenue	—	(1,417)	Firm commitments	Cost of revenue	—	739
Commodity contracts	Cost of revenue	19,625	10,193	Inventories	Cost of revenue	(18,161)	(3,419)
		$19,625	$9,041			$(18,161)	$(2,881)

There were no gains or losses for the three and six months ended June 30, 2013 and 2012 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

	Amount of Gain (Loss)			Amount of Gain
	Recognized in Accumulated			Reclassified from Accumulated
	Other Comprehensive Income		Location of	Other Comprehensive Income
	(Effective Portion)		Realized Gain	(Effective Portion)
Derivative Instruments	2013	2012	(Effective Portion)	2013	2012

Three months ended June 30,
Foreign currency contracts	$27	$—	Other (expense) income, net	$33	$—

Six months ended June 30,
Foreign currency contracts	$(24)	$—	Other (expense) income, net	$72	$—

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income.  As of June 30, 2013, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2013	2012

Three months ended June 30,

Commodity contracts	Revenue	$14,112	$(16,549)
Commodity contracts	Cost of revenue	1,706	22,549
Foreign currency contracts	Revenue	72	824
Foreign currency contracts	Other (expense) income, net	363	978
		$16,253	$7,802

Six months ended June 30,

Commodity contracts	Revenue	$19,507	$(16,772)
Commodity contracts	Cost of revenue	1,413	29,570
Foreign currency contracts	Revenue	2,740	(728)
Foreign currency contracts	Other (expense) income, net	3,842	(684)
		$27,502	$11,386

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of June 30, 2013.

3.     Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	$501	$253	$925	$525
Interest expense and other financing costs	(5,080)	(5,690)	(9,163)	(10,623)
	$(4,579)	$(5,437)	$(8,238)	$(10,098)

4.              Other Comprehensive Income and Accumulated Other Comprehensive Loss

Our other comprehensive income, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total
Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(9,096)	(75)	(9,171)
Balance as of June 30, 2013	$(25,226)	$37	$(25,189)

The foreign currency translation adjustment losses for the six months ended June 30, 2013 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

Additional information relating to our cash flow hedges for the periods presented is included in Note 2 - Derivatives.

5.     Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Income tax provision	$11,608	$11,951	$23,899	$18,566

Effective income tax rate	18.1%	17.9%	18.8%	15.2%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2013 and 2012 were calculated based on the estimated annual effective income tax rate for the full 2013 and 2012 fiscal years.  The provision for income taxes for the six-month period ended June 30, 2012 includes an adjustment for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain income tax position.  The actual effective income tax rate for the full 2013 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net income attributable to World Fuel	$51,016	$48,600	$99,741	$95,015

Denominator:
Weighted average common shares for basic earnings per common share	71,516	71,173	71,483	71,083
Effect of dilutive securities	502	594	616	690
Weighted average common shares for diluted earnings per common share	72,018	71,767	72,099	71,773

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	468	774	461	422

Basic earnings per common share	$0.71	$0.68	$1.40	$1.34

Diluted earnings per common share	$0.71	$0.68	$1.38	$1.32

7.     Commitments and Contingencies

Legal Matters

Cathay Pacific Litigation

Since April 2012, one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. (“WFSS”) has been involved in litigation with Cathay Pacific Airways Limited (“Cathay”) arising out of the emergency landing of a Cathay aircraft in Hong Kong in 2010, which Cathay alleges was caused by contaminated fuel supplied by WFSS. Cathay claims damages relating to the incident of approximately $34.0 million. Because the outcome of litigation is inherently uncertain, we cannot estimate the possible loss or range of loss for this matter. We intend to vigorously defend against this claim, and we believe our liability in this matter (if any) should be adequately covered by insurance. As of June 30, 2013, we have not recorded any accruals associated with this claim.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2013, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our results of operations or cash flow for that period.

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

Other Contingencies

On June 7, 2013, STX Pan OceanCo. Ltd (“STX Pan Ocean”), one of our customers in our marine segment, filed for bankruptcy protection in Korea which was subsequently recognized in the United States on July 12, 2013.  As of July 25, 2013, we had outstanding receivables owing from STX Pan Ocean of $12.9 million, and outstanding receivables owing from STX Pan Ocean's parent company, STX Corporation (“STX Corp”), of $9.6 million.  As of the date of this report, STX Corp has not filed for bankruptcy protection and, at present, both entities continue to conduct operations.  We routinely extend credit to customers in connection with their purchases of fuel and services from us, and from time to time customers of ours face financial difficulty.  We have been successful in the past in being able to recover amounts from these customers with little or no losses on amounts owing to us, and we are confident in our ability to do so in this case.  We are currently in discussions with these entities to settle the outstanding receivables. We also have a number of avenues that we may pursue in connection with recovering these amounts or to mitigate losses we might face, including insurance, enforcement of maritime liens and offset rights.  However, there can be no assurance that we will be able to recover the full amounts owing from either STX Pan Ocean or STX Corp.

8.     Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $351.4 million and $380.3 million as of June 30, 2013 and December 31, 2012, respectively, and our notes receivable of $10.1 million and $12.7 million as of June 30, 2013 and December 31, 2012, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of June 30, 2013
Assets:
Commodity contracts	$21,781	$56,741	$—	$78,522	$(42,995)	$35,527
Foreign currency contracts	—	12,331	—	12,331	(8,790)	3,541
Inventories	—	563	—	563	(563)	—
Total	$21,781	$69,635	$—	$91,416	$(52,348)	$39,068
Liabilities:
Commodity contracts	$12,717	$55,926	$89	$68,732	$(53,085)	$15,647
Foreign currency contracts	—	10,385	—	10,385	(8,790)	1,595
Inventories	—	1,853	—	1,853	(563)	1,290
Total	$12,717	$68,164	$89	$80,970	$(62,438)	$18,532

As of December 31, 2012
Assets:
Commodity contracts	$18,087	$57,682	$—	$75,769	$(56,115)	$19,654
Foreign currency contracts	—	2,434	—	2,434	(2,289)	145
Inventories	—	818	—	818	(525)	293
Total	$18,087	$60,934	$—	$79,021	$(58,929)	$20,092
Liabilities:
Commodity contracts	$20,970	$44,732	$—	$65,702	$(49,562)	$16,140
Foreign currency contracts	—	3,845	—	3,845	(2,289)	1,556
Inventories	—	525	—	525	(525)	—
Total	$20,970	$49,102	$—	$70,072	$(52,376)	$17,696

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	June 30, 2013	December 31, 2012
Commodity Contracts
Assets:
Other current assets	$34,032	$18,277
Identifiable intangible and other non-current assets	1,495	1,377
Total net assets	$35,527	$19,654

Liabilities:
Accrued expenses and other current liabilities	$14,778	$15,152
Other long-term liabilities	869	988
Total net liabilities	$15,647	$16,140

Foreign Currency Contracts
Assets:
Other current assets	$3,486	$145
Identifiable intangible and other non-current assets	55	—
Total net assets	$3,541	$145

Liabilities:
Accrued expenses and other current liabilities	$1,595	$1,458
Other long-term liabilities	—	98
Total net liabilities	$1,595	$1,556

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

As of June 30, 2013, we had $34.3 million of cash collateral deposits held by financial counterparties of which $10.7 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $23.6 million is included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of June 30, 2013, we have offset $0.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2012, we had $22.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of December 31, 2012, we have offset $6.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Losses Relating to Liabilities that are Held at end of Period	Location of Total Gains (Losses) Included in Earnings
Three months ended June 30, 2013
Liabilities:
Commodity contracts	$—	$(89)	$—	$(89)	$(89)	Cost of revenue

Three months ended June 30, 2012
Liabilities:
Earn-out	$4,323	$19	$4,304	$—	$—	Other (expense) income, net

Six months ended June 30, 2013
Liabilities:
Commodity contracts	$—	$(89)	$—	$(89)	$(89)	Cost of revenue

Six months ended June 30, 2012
Liabilities:
Earn-out	$4,194	$(110)	$4,304	$—	$—	Other (expense) income, net

There were no transfers between Level 1, 2 or 3 during the periods presented.  In addition, there were no significant Level 3 settlements, purchases, sales or issuances for the periods presented.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Aviation segment	$3,745,070	$3,547,871	$7,675,658	$6,959,418
Marine segment	3,967,109	3,767,144	7,684,248	7,671,335
Land segment	2,767,425	2,303,782	5,303,727	4,467,099
	$10,479,604	$9,618,797	$20,663,633	$19,097,852

Gross profit:
Aviation segment	$76,041	$69,171	$153,025	$134,085
Marine segment	52,332	51,748	94,014	106,825
Land segment	60,085	51,204	123,798	88,448
	$188,458	$172,123	$370,837	$329,358

Income from operations:
Aviation segment	$33,873	$25,960	$68,753	$52,793
Marine segment	24,062	27,931	39,321	55,376
Land segment	21,122	28,352	48,502	44,552
	79,057	82,243	156,576	152,721
Corporate overhead - unallocated	10,321	9,885	20,899	21,107
	$68,736	$72,358	$135,677	$131,614

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	June 30,	December 31,
	2013	2012
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9,312 and $8,997 as of June 30, 2013 and December 31, 2012, respectively	$713,430	$674,973
Marine segment, net of allowance for bad debt of $9,706 and $7,742 as of June 30, 2013 and December 31, 2012, respectively	1,289,119	1,069,833
Land segment, net of allowance for bad debt of $7,060 and $6,980 as of June 30, 2013 and December 31, 2012, respectively	585,428	449,060
	$2,587,977	$2,193,866

Total assets:
Aviation segment	$1,489,090	$1,463,423
Marine segment	1,584,546	1,330,796
Land segment	1,279,638	1,145,756
Corporate	175,864	167,776
	$4,529,138	$4,107,751

10.  Subsequent Events

We, on behalf of DPTS Marketing LLC (“DPM”), a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota.  Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tanker-cars at the joint venture’s facility in New Town, North Dakota.  We leased the tanker-cars used in the transloading from a number of third party lessors and subleased the tanker-cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway for the transportation of the tanker-cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada.  Canadian Pacific Railway subcontracted a portion of that route to the Montreal, Maine and Atlantic Railway (“MMA”).  On July 6, 2013, the freight train operated by MMA with 72 of the tanker-cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from crude oil spilled from the train and extensive property damage from fires and explosions that followed the derailment.

We, certain of our subsidiaries, as well as MMA, DPM and DPTS, have been named as defendants in lawsuits and proceedings related to the incident. In addition, an order was issued by the government of Quebec that requires MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.  We have submitted an initial response to this order raising numerous objections to the order.  Additional lawsuits, proceedings and orders may be filed or issued.

While we and our joint ventures, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no assurance that our insurance will be adequate to cover any liabilities that may be incurred as a result of this incident.  We anticipate that the losses relating to the crude oil and the tanker-cars will be fully covered by insurance.

We are also evaluating potential claims that we, DPM or DPTS may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident, including costs of defending against third party claims and regulatory proceedings. We can provide no assurance that any such claims will be successful or that the responsible parties will have the financial resources to address any such claims.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2012 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2012 10-K Report and Part II of this 10-Q Report.

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, ability to collect outstanding accounts receivable, potential liabilities and the extent of any insurance coverage, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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

•                  environmental and other risks associated with the storage, transportation and delivery of petroleum products;

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

•                  increased levels of competition;

•                  the outcome of litigation and the costs associated in defending any actions; and

•                  other risks, including those described in “Item 1A - Risk Factors” in our 2012 10-K Report and Part II of this 10-Q Report, as well as those described from time to time in our other filings with the SEC.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A — Risk Factors” of our 2012 10-K Report and Part II of this 10-Q Report.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue.  Our revenue for the second quarter of 2013 was $10.5 billion, an increase of $0.9 billion, or 8.9%, as compared to the second quarter of 2012.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$3,745,070	$3,547,871	$197,199
Marine segment	3,967,109	3,767,144	199,965
Land segment	2,767,425	2,303,782	463,643
	$10,479,604	$9,618,797	$860,807

Our aviation segment revenue for the second quarter of 2013 was $3.7 billion, an increase of $0.2 billion, or 5.6%, as compared to the second quarter of 2012.  Of the increase in aviation segment revenue, $0.5 billion was due to increased volume principally attributable to new and existing customers, which was partially offset by $0.3 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the second quarter of 2013 as compared to the second quarter of 2012.

Our marine segment revenue for the second quarter of 2013 was $4.0 billion, an increase of $0.2 billion, or 5.3%, as compared to the second quarter of 2012.  Of the increase in marine segment revenue, $0.6 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.4 billion due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the second quarter of 2013 as compared to the second quarter of 2012.

Our land segment revenue for the second quarter of 2013 was $2.8 billion, an increase of $0.5 billion, or 20.1%, as compared to the second quarter of 2012.  The increase in land segment revenue was principally due to the inclusion of revenue from acquired businesses.

Gross Profit.  Our gross profit for the second quarter of 2013 was $188.5 million, an increase of $16.3 million, or 9.5%, as compared to the second quarter of 2012.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$76,041	$69,171	$6,870
Marine segment	52,332	51,748	584
Land segment	60,085	51,204	8,881
	$188,458	$172,123	$16,335

Our aviation segment gross profit for the second quarter of 2013 was $76.0 million, an increase of $6.9 million, or 9.9%, as compared to the second quarter of 2012.  Of the increase in aviation segment gross profit, $8.9 million was due to increased volume attributable to new and existing customers and $2.9 million was due to gross profit from acquired businesses.  These increases were partially offset by $4.9 million in lower gross profit principally due to fluctuations in customer mix.

Our marine segment gross profit for the second quarter of 2013 was $52.3 million, an increase of $0.6 million, or 1.1%, as compared to the second quarter of 2012.  Of the increase in marine segment gross profit, $7.9 million was due to increased volume attributable to new and existing customers.  This was partially offset by $7.3 million due to decreased gross profit per metric ton sold principally due to a shift in business mix to lower risk, lower margin business.

Our land segment gross profit for the second quarter of 2013 was $60.1 million, an increase of $8.9 million, or 17.3%, as compared to the second quarter of 2012.  Of the increase in land segment gross profit, $19.2 million was due to gross profit from acquired businesses, which was partially offset by $10.3 million in lower gross profit per gallon sold principally attributable to crude oil marketing activities.

Operating Expenses.  Total operating expenses for the second quarter of 2013 were $119.7 million, an increase of $20.0 million, or 20.0%, as compared to the second quarter of 2012.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	June 30,
	2013	2012	$ Change

Compensation and employee benefits	$72,745	$56,183	$16,562
Provision for bad debt	2,709	641	2,068
General and administrative	44,268	42,941	1,327
	$119,722	$99,765	$19,957

The $16.6 million increase in compensation and employee benefits was principally due to the inclusion of expenses from acquired businesses.  The $2.1 million increase in provision for bad debt was principally due to an overall increase in the accounts receivable balance in 2013 as compared to 2012.  The $1.3 million increase in general and administrative expenses was due to $6.8 million related to the inclusion of expenses from acquired businesses, which was partially offset by $5.5 million in decreased expenses principally due to efforts to drive greater operational efficiencies.

Income from Operations.  Our income from operations for the second quarter of 2013 was $68.7 million, a decrease of $3.6 million, or 5.0%, as compared to the second quarter of 2012.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$33,873	$25,960	$7,913
Marine segment	24,062	27,931	(3,869)
Land segment	21,122	28,352	(7,230)
	79,057	82,243	(3,186)
Corporate overhead - unallocated	10,321	9,885	436
	$68,736	$72,358	$(3,622)

Our aviation segment income from operations for the second quarter of 2013 was $33.9 million, an increase of $7.9 million, or 30.5%, as compared to the second quarter of 2012. This increase resulted from $6.9 million in higher gross profit and $1.0 million in decreased operating expenses.

Our marine segment income from operations for the second quarter of 2013 was $24.1 million, a decrease of $3.9 million, or 13.9%, as compared to the second quarter of 2012. This decrease resulted from increased operating expenses of $4.5 million, which was partially offset by $0.6 million in higher gross profit.

Our land segment income from operations for the second quarter of 2013 was $21.1 million, a decrease of $7.2 million, or 25.5%, as compared to the second quarter of 2012.  This decrease resulted from increased operating expenses of $16.1 million principally related to the inclusion of acquired businesses and $10.3 million in lower gross profit per gallon sold principally attributable to crude oil marketing activities.  The aggregate decrease of $26.4 million was partially offset by $19.2 million in gross profit from acquired businesses.

Corporate overhead costs not charged to the business segments for the second quarter of 2013 were $10.3 million, an increase of $0.4 million, or 4.4%, as compared to the second quarter of 2012.

Non-Operating Expenses, net. For the second quarter of 2013, we had non-operating expenses, net of $4.8 million, a decrease of $0.8 million, or 13.6%, as compared to the second quarter of 2012. This decrease was principally due to a $0.6 million decrease in interest expense and other financing costs, net as a result of lower average borrowing rates under the Credit Facility in the second quarter of 2013 as compared to the second quarter of 2012 and $0.5 million in earnings from our equity investments in the second quarter of 2013.  This was partially offset by an increase in foreign currency exchange losses of $0.7 million for the second quarter of 2013 as compared to the second quarter of 2012.

Income Taxes. For the second quarter of 2013, our effective income tax rate was 18.1% and our income tax provision was $11.6 million, as compared to an effective income tax rate of 17.9% and an income tax provision of $12.0 million for the second quarter of 2012.  The higher effective income tax rate for the second quarter of 2013 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the second quarter of 2012.

Net Income Attributable to Noncontrolling Interest. For the second quarter of 2013, net income attributable to noncontrolling interest was $1.3 million, a decrease of $4.9 million, or 78.7%, as compared to the second quarter of 2012.  The decrease was principally due to reduced earnings in our crude oil marketing joint venture for the second quarter of 2013 as compared to the second quarter of 2012.

Net Income and Diluted Earnings per Common Share. Our net income for the second quarter of 2013 was $51.0 million, an increase of $2.4 million, or 5.0%, as compared to the second quarter of 2012. Diluted earnings per common share for the second quarter of 2013 was $0.71 per common share, an increase of $0.03 per common share, or 4.4%, as compared to the second quarter of 2012.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the second quarter of 2013 was $57.5 million, an increase of $4.7 million, or 8.9%, as compared to the second quarter of 2012.  Non-GAAP diluted earnings per common share for the second quarter of 2013 was $0.80 per common share, an increase of $0.06 per common share, or 8.1%, as compared to the second quarter of 2012.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the second quarter of 2013 and 2012 (in thousands):

	For the Three Months ended
	June 30,
	2013	2012

Net income attributable to World Fuel	$51,016	$48,600
Share-based compensation expense, net of income taxes of $1,407 and $946 for 2013 and 2012, respectively	2,918	2,107
Intangible asset amortization expense, net of income taxes of $2,018 and $1,714 for 2013 and 2012, respectively	3,576	2,118
Non-GAAP net income attributable to World Fuel	$57,510	$52,825

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the second quarter of 2013 and 2012:

	For the Three Months ended
	June 30,
	2013	2012

Diluted earnings per common share	$0.71	$0.68
Share-based compensation expense, net of income taxes	0.04	0.03
Intangible asset amortization expense, net of income taxes	0.05	0.03
Non-GAAP diluted earnings per common share	$0.80	$0.74

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue.  Our revenue for the first six months of 2013 was $20.7 billion, an increase of $1.6 billion, or 8.2%, as compared to the first six months of 2012.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$7,675,658	$6,959,418	$716,240
Marine segment	7,684,248	7,671,335	12,913
Land segment	5,303,727	4,467,099	836,628
	$20,663,633	$19,097,852	$1,565,781

Our aviation segment revenue for the first six months of 2013 was $7.7 billion, an increase of $0.7 billion, or 10.3%, as compared to the first six months of 2012.  Of the increase in aviation segment revenue, $0.9 billion was due to increased volume principally attributable to new and existing customers, which was partially offset by $0.2 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first six months of 2013 as compared to the first six months of 2012.

Our marine segment revenue for the first six months of 2013 and 2012 was $7.7 billion.  Of the increase in marine segment revenue, $0.8 billion was due to increased volume attributable to new and existing customers, which was principally offset by a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first six months of 2013 as compared to the first six months of 2012.

Our land segment revenue for the first six months of 2013 was $5.3 billion, an increase of $0.8 billion, or 18.7%, as compared to the first six months of 2012.  The increase in land segment revenue was principally due to the inclusion of revenue from acquired businesses.

Gross Profit.  Our gross profit for the first six months of 2013 was $370.8 million, an increase of $41.5 million, or 12.6%, as compared to the first six months of 2012.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$153,025	$134,085	$18,940
Marine segment	94,014	106,825	(12,811)
Land segment	123,798	88,448	35,350
	$370,837	$329,358	$41,479

Our aviation segment gross profit for the first six months of 2013 was $153.0 million, an increase of $18.9 million, or 14.1%, as compared to the first six months of 2012.  Of the increase in aviation segment gross profit, $16.5 million was due to increased volume attributable to new and existing customers and $6.6 million was due to gross profit from acquired businesses.  These increases were partially offset by $4.2 million in lower gross profit principally due to fluctuations in customer mix.

Our marine segment gross profit for the first six months of 2013 was $94.0 million, a decrease of $12.8 million, or 12.0%, as compared to the first six months of 2012.  Of the decrease in marine segment gross profit, $24.3 million was due to decreased gross profit per metric ton sold principally due to a shift in business mix to lower risk, lower margin business and limited price volatility during the first three months of 2013.  This was partially offset by $11.5 million due to increased volume attributable to new and existing customers.

Our land segment gross profit for the first six months of 2013 was $123.8 million, an increase of $35.4 million, or 40.0%, as compared to the first six months of 2012.  The increase in land segment gross profit was principally due to gross profit from acquired businesses.

Operating Expenses.  Total operating expenses for the first six months of 2013 were $235.2 million, an increase of $37.4 million, or 18.9%, as compared to the first six months of 2012.  The following table sets forth our expense categories (in thousands):

	For the Six Months ended
	June 30,
	2013	2012	$ Change

Compensation and employee benefits	$142,174	$110,710	$31,464
Provision for bad debt	3,812	782	3,030
General and administrative	89,174	86,252	2,922
	$235,160	$197,744	$37,416

The $31.5 million increase in compensation and employee benefits was principally due to the inclusion of expenses from acquired businesses.  The $3.0 million increase in provision for bad debt was principally due to an overall increase in the accounts receivable balance in 2013 as compared to 2012.  The $2.9 million increase in general and administrative expenses was due to $12.8 million related to the inclusion of expenses from acquired businesses, which was partially offset by $9.9 million in decreased expenses due to efforts to drive greater operational efficiencies.

Income from Operations.  Our income from operations for the first six months of 2013 was $135.7 million, an increase of $4.1 million, or 3.1%, as compared to the first six months of 2012.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2013	2012	$ Change

Aviation segment	$68,753	$52,793	$15,960
Marine segment	39,321	55,376	(16,055)
Land segment	48,502	44,552	3,950
	156,576	152,721	3,855
Corporate overhead - unallocated	20,899	21,107	(208)
	$135,677	$131,614	$4,063

Our aviation segment income from operations for the first six months of 2013 was $68.8 million, an increase of $16.0 million, or 30.2%, as compared to the first six months of 2012.  This increase resulted from $18.9 million in higher gross profit, which was partially offset by $2.9 million in increased operating expenses attributable to the inclusion of acquired businesses.

Our marine segment income from operations for the first six months of 2013 was $39.3 million, a decrease of $16.1 million, or 29.0%, as compared to the first six months of 2012.  This decrease resulted from $12.8 million in lower gross profit and increased operating expenses of $3.3 million.

Our land segment income from operations for the first six months of 2013 was $48.5 million, an increase of $4.0 million, or 8.9%, as compared to the first six months of 2012.  This increase resulted from $35.4 million in higher gross profit, which was partially offset by increased operating expenses of $31.4 million.  Of the increase in land segment operating expenses, $30.1 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first six months of 2013 were $20.9 million, a decrease of $0.2 million, or 1.0%, as compared to the first six months of 2012.

Non-Operating Expenses, net.  For the first six months of 2013, we had non-operating expenses, net of $8.3 million, a decrease of $1.3 million, or 13.6%, as compared to the first six months of 2012. This decrease was attributable to a $1.5 million decrease in interest expense and other financing costs, net, as a result of lower average borrowing rates in the first six months of 2013 as compared to the first six months of 2012, $1.0 million in earnings from our equity investments in the first six months of 2013 and a $0.5 million increase in other non-operating income.  This was partially offset by a $1.7 million negative change related to foreign currency exchange losses of $1.2 million in the first six months of 2013 as compared to foreign currency exchange gains of $0.5 million in the first six months of 2012.

Income Taxes. For the first six months of 2013, our effective income tax rate was 18.8% and our income tax provision was $23.9 million, as compared to an effective income tax rate of 15.2% and an income tax provision of $18.6 million for the first six months of 2012.  The higher effective income tax rate for the first six months of 2013 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first six months of 2012 and an income tax benefit of $3.3 million for a discrete item related to a change in estimate for an uncertain tax position recorded in the first quarter of 2012.  Excluding this discrete income tax benefit, our effective income tax rate for the first six months of 2012 would have been 17.9%.

Net Income Attributable to Noncontrolling Interest. For the first six months of 2013, net income attributable to noncontrolling interest was $3.7 million, a decrease of $4.7 million, or 55.7%, as compared to the first six months of 2012.  The decrease was principally due to reduced earnings in our crude oil marketing joint venture for the first six months of 2013 as compared to the first six months of 2012.

Net Income and Diluted Earnings per Common Share. Our net income for the first six months of 2013 was $99.7 million, an increase of $4.7 million, or 5.0%, as compared to the first six months of 2012.  Diluted earnings per common share for the first six months of 2013 was $1.38 per common share, an increase of $0.06 per common share, or 4.5%, as compared to the first six months of 2012.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the first six months of 2013 was $112.5 million, an increase of $6.8 million, or 6.4%, as compared to the first six months of 2012.  Non-GAAP diluted earnings per common share for the first six months of 2013 was $1.56 per common share, an increase of $0.09 per common share, or 6.1%, as compared to the first six months of 2012.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first six months of 2013 and 2012 (in thousands):

	For the Six Months ended
	June 30,
	2013	2012

Net income attributable to World Fuel	$99,741	$95,015
Share-based compensation expense, net of income taxes of $2,736 and $1,849 for 2013 and 2012, respectively	5,461	4,108
Intangible asset amortization expense, net of income taxes of $4,131 and $1,960 for 2013 and 2012, respectively	7,308	6,584
Non-GAAP net income attributable to World Fuel	$112,510	$105,707

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first six months of 2013 and 2012:

	For the Six Months ended
	June 30,
	2013	2012

Diluted earnings per common share	$1.38	$1.32
Share-based compensation expense, net of income taxes	0.08	0.06
Intangible asset amortization expense, net of income taxes	0.10	0.09
Non-GAAP diluted earnings per common share	$1.56	$1.47

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

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2013 and 2012.  For additional details, please see the consolidated statements of cash flows.

	For the Six Months ended
	June 30,
	2013	2012

Net cash provided by (used in) operating activities	$134,572	$(56,923)
Net cash used in investing activities	(32,341)	(38,605)
Net cash (used in) provided by financing activities	(40,953)	26,296

Operating Activities.  For the six months ended June 30, 2013, net cash provided by operating activities was $134.6 million as compared to net cash used in operating activities of $56.9 million for the first six months of 2012.  The $191.5 million increase in operating cash flows was principally due to a $127.3 million decrease in cash collateral deposits held by financial counterparties in the first six months of 2013 as compared to the first six months of 2012, as well as favorable year-over-year changes in working capital items.

Investing Activities. For the six months ended June 30, 2013, net cash used in investing activities was $32.3 million as compared to $38.6 million for the first six months of 2012. The $6.3 million decrease in cash used in investing activities was principally due to a $21.3 million reduction in cash used for the acquisition of businesses in the first six months of 2013 as compared to the first six months of 2012, which was partially offset by a $15.0 million increase in capital expenditures for fuel transportation equipment and the upgrade and expansion of one of our inventory storage facilities during the first six months of 2013.

Financing Activities.  For the six months ended June 30, 2013, net cash used in financing activities was $41.0 million as compared to net cash provided by financing activities of $26.3 million for the first six months of 2012.  The $67.3 million increase in cash used in financing activities was principally due to net repayments of borrowings under our Credit Facility in the first six months of 2013 as compared to the first six months of 2012.

Other Liquidity Measures

Cash and Cash Equivalents.  As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $232.5 million and $172.7 million, respectively, of which $127.4 million and $172.7 million, respectively, was available for usage by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility expires in July 2016.  We had outstanding borrowings under our Credit Facility totaling $80.0 million as of June 30, 2013 and $100.5 million as of December 31, 2012.  Our issued letters of credit under the Credit Facility totaled $19.9 million and $47.4 million as of June 30, 2013 and December 31, 2012, respectively.  We also had $246.0 million and $247.5 million in senior term loans (“Term Loans”) outstanding as of June 30, 2013 and December 31, 2012, respectively.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2013, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines aggregating $215.7 million primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances.  These credit lines are renewable on an annual basis and are subject to fees at market rates.  As of June 30, 2013 and December 31, 2012, our outstanding letters of credit and bank guarantees under these credit lines totaled $184.6 million and $184.2 million, respectively.  We also have a Receivables Purchase Agreement (“RPA”) to allow for the sale of up to $125.0 million of our accounts receivable.  As of June 30, 2013, we had sold accounts receivable of $68.0 million and recorded a retained beneficial interest of $5.3 million under the RPA.

Short-Term Debt. As of June 30, 2013, our short-term debt of $28.7 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, loans payable to noncontrolling shareholders of a consolidated subsidiary, Term Loan borrowings and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2012 to June 30, 2013.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2012 10-K Report.

Contractual Obligations

Derivative Obligations.  As of June 30, 2013, our net derivative obligations were $17.2 million, principally due within one year.

Purchase Commitment Obligations.  As of June 30, 2013, our purchase commitment obligations were $32.6 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2013, we had issued letters of credit and bank guarantees totaling $204.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of June 30, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	811	EUR	$0.81	$0.06	$51

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	190	BBL	$119.08	$(0.71)	$(134)
	2013	Commodity contracts for inventory hedging (short)	2,450	BBL	112.93	0.34	839
							$705

Non-Designated	2013	Commodity contracts (long)	37,067	BBL	$66.11	$(1.00)	$(37,184)
	2013	Commodity contracts (short)	27,366	BBL	84.91	1.62	44,276
	2014	Commodity contracts (long)	4,891	BBL	71.88	(0.31)	(1,517)
	2014	Commodity contracts (short)	3,969	BBL	84.61	0.87	3,463
	2015	Commodity contracts (long)	26	BBL	115.68	0.31	8
	2015	Commodity contracts (short)	32	BBL	113.77	1.22	39
	2013	Foreign currency contracts (long)	14,680	AUD	0.98	(0.09)	(1,272)
	2013	Foreign currency contracts (short)	15,815	AUD	1.01	0.12	1,886
	2013	Foreign currency contracts (long)	800	BRL	2.09	(0.03)	(24)
	2013	Foreign currency contracts (long)	64,494	CAD	1.03	(0.02)	(1,187)
	2013	Foreign currency contracts (short)	55,868	CAD	1.03	0.03	1,561
	2013	Foreign currency contracts (long)	2,173,632	CLP	497.09	(0.00)	(50)
	2013	Foreign currency contracts (short)	608,949	CLP	492.61	0.00	50
	2013	Foreign currency contracts (long)	32,725,597	COP	1,869.45	(0.00)	(589)
	2013	Foreign currency contracts (short)	29,884,001	COP	1,875.76	0.00	487
	2013	Foreign currency contracts (long)	42,857	DKK	5.76	0.00	51
	2013	Foreign currency contracts (short)	37,922	DKK	5.75	0.00	24
	2013	Foreign currency contracts (long)	13,025	EUR	0.77	(0.00)	(30)
	2013	Foreign currency contracts (short)	39,884	EUR	0.77	(0.01)	(244)
	2013	Foreign currency contracts (long)	105,343	GBP	0.66	(0.01)	(1,548)
	2013	Foreign currency contracts (short)	169,593	GBP	0.66	0.01	2,466
	2013	Foreign currency contracts (short)	111,367	INR	55.55	0.00	140
	2013	Foreign currency contracts (long)	150,000	JPY	98.04	(0.00)	(17)
	2013	Foreign currency contracts (short)	409,640	JPY	98.77	0.00	25
	2013	Foreign currency contracts (long)	1,197,748	MXN	12.51	(0.00)	(3,884)
	2013	Foreign currency contracts (short)	1,029,637	MXN	12.57	0.00	3,329
	2013	Foreign currency contracts (long)	9,500	NOK	6.12	0.00	12
	2013	Foreign currency contracts (short)	16,202	NOK	5.93	0.00	45
	2013	Foreign currency contracts (long)	3,700	PLN	3.26	(0.01)	(24)
	2013	Foreign currency contracts (short)	6,427	PLN	3.26	0.00	23
	2013	Foreign currency contracts (short)	11,456	RON	3.42	(0.00)	(32)
	2013	Foreign currency contracts (long)	30,095	SGD	1.25	(0.01)	(399)
	2013	Foreign currency contracts (short)	32,991	SGD	1.25	0.02	524
	2013	Foreign currency contracts (short)	58,103	ZAR	9.62	0.00	234
	2014	Foreign currency contracts (long)	1,250	GBP	0.66	(0.02)	(29)
	2014	Foreign currency contracts (short)	12,040	GBP	0.66	0.03	367
							$10,980

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2013.

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

Part II — Other Information

Item 1A.  Risk Factors

We may be subject to costs and liabilities as a result of the derailment of a train carrying our crude oil and subsequent explosion in Lac-Mégantic, Quebec in July 2013.

We, on behalf of DPTS Marketing LLC (“DPM”), a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota.  Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tanker-cars at the joint venture’s facility in New Town, North Dakota.  We leased the tanker-cars used in the transloading from a number of third party lessors and subleased the tanker-cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway for the transportation of the tanker-cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada.  Canadian Pacific Railway subcontracted a portion of that route to the Montreal, Maine and Atlantic Railway (“MMA”).  On July 6, 2013, the freight train operated by MMA with 72 of the tanker-cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from crude oil spilled from the train and extensive property damage from fires and explosions that followed the derailment.  An investigation by the Canadian authorities into the causes of the incident is underway; however, we expect that it may be a significant period of time before the results of this investigation are finalized and we are in a position to evaluate its consequences. We are currently unable to estimate the potential costs and liabilities we may sustain in connection with this incident.

We, certain of our subsidiaries, as well as MMA, DPM and DPTS, have been named as defendants in lawsuits and proceedings related to the incident.  In addition, an order was issued by the government of Quebec that requires MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.  We have submitted an initial response to this order raising numerous objections to the order.  Additional lawsuits, proceedings and orders may be filed or issued, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions.  The adverse resolution of any proceedings related to these events could subject us and/or the joint ventures to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.  In addition, we expect legal fees and costs will be incurred in responding to these matters.

While we and our joint ventures, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no assurance that our insurance will be adequate to cover any liabilities that may be incurred as a result of this incident.  We anticipate that the losses relating to the crude oil and the tanker-cars will be fully covered by insurance.

We are also evaluating potential claims that we, DPM or DPTS may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident, including costs of defending against third party claims and regulatory proceedings. We can provide no assurance that any such claims will be successful or that the responsible parties will have the financial resources to address any such claims.  Any losses not covered by insurance or otherwise not recoverable from third parties, if significant, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The train derailment in Lac-Mégantic may result in increased governmental regulation of shipments of crude oil and other fuel products and additional costs.

We rely in part on rail shipments to move crude oil and other fuel products in both the United States and Canada.  The accident in Lac-Mégantic and its aftermath could lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the tanker-cars that transport these products.  We cannot predict with any certainty what form any additional regulation or limitations would take.  Any increased regulation that arises out of this incident could result in higher operating costs, which could adversely affect our operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2013 (in thousands, except average per share):

			Total Number	Total Cost of	Remaining Authorized
			of Shares Purchased	Shares Purchased	Common Stock
	Total Number		as Part of Publicly	as Part of Publicly	Repurchases under
	of Shares	Average Price	Announced Plans	Announced Plans	Publicly Announced
Period	Purchased (1)	Per Share Paid	or Programs (2)	or Programs (2)	Plans or Programs (2)

4/1/13-4/30/13	—	$—	—	$—	$50,000
5/1/13-5/31/13	2	40.88	—	—	50,000
6/1/13-6/30/13	—	—	—	—	50,000
Total	2	$40.88	—	$—	$50,000

(1)   These shares relate to the purchase of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

(2)   In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program. The program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of June 30, 2013, no shares of our common stock had been repurchased under this program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and other factors.

Item 6.       Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1

Fourth Exhibit Update to the Receivables Purchase Agreement among World Fuel Services, Inc., World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services Trading DMCC, World Fuel Services Aviation Limited as the sellers, World Fuel Services Corporation, as the parent, and Wells Fargo Bank, National Association, dated as of April 12, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2013	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer