Form 10-Q
period 2013-09-30
WORLD FUEL SERVICES CORP
filed 2013-10-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The registrant had a total of 72,261,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 24, 2013.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.       Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$333,223	$172,740
Accounts receivable, net	2,514,683	2,193,866
Inventories	614,293	572,313
Prepaid expenses	111,853	158,909
Other current assets	201,737	183,549
Total current assets	3,775,789	3,281,377

Property and equipment, net	153,013	112,525
Goodwill	477,258	470,506
Identifiable intangible and other non-current assets	250,340	243,343
Total assets	$4,656,400	$4,107,751

Liabilities:
Current liabilities:
Short-term debt	$28,642	$26,065
Accounts payable	2,154,129	1,814,794
Accrued expenses and other current liabilities	302,875	308,439
Total current liabilities	2,485,646	2,149,298

Long-term debt	430,003	354,253
Non-current income tax liabilities, net	63,651	50,879
Other long-term liabilities	14,844	11,697
Total liabilities	2,994,144	2,566,127

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,277 and 72,147 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	723	721
Capital in excess of par value	506,005	517,589
Retained earnings	1,158,082	1,014,882
Accumulated other comprehensive loss	(25,078)	(16,018)
Total World Fuel shareholders’ equity	1,639,732	1,517,174
Noncontrolling interest equity	22,524	24,450
Total equity	1,662,256	1,541,624
Total liabilities and equity	$4,656,400	$4,107,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$10,493,661	$9,911,673	$31,157,294	$29,009,525
Cost of revenue	10,307,320	9,730,921	30,600,116	28,499,415
Gross profit	186,341	180,752	557,178	510,110
Operating expenses:
Compensation and employee benefits	72,184	65,843	214,358	176,553
Provision for bad debt	1,863	3,631	5,675	4,413
General and administrative	48,091	40,230	137,265	126,482
	122,138	109,704	357,298	307,448
Income from operations	64,203	71,048	199,880	202,662
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,580)	(4,305)	(12,818)	(14,403)
Other (expense) income, net	(1,135)	838	(1,207)	1,316
	(5,715)	(3,467)	(14,025)	(13,087)
Income before income taxes	58,488	67,581	185,855	189,575
Provision for income taxes	8,191	14,683	32,090	33,249
Net income including noncontrolling interest	50,297	52,898	153,765	156,326
Net (loss) income attributable to noncontrolling interest	(1,175)	1,404	2,552	9,817
Net income attributable to World Fuel	$51,472	$51,494	$151,213	$146,509

Basic earnings per common share	$0.72	$0.72	$2.12	$2.06

Basic weighted average common shares	71,371	71,216	71,387	71,128

Diluted earnings per common share	$0.72	$0.72	$2.10	$2.04

Diluted weighted average common shares	71,877	71,816	71,970	71,791

Comprehensive income:
Net income including noncontrolling interest	$50,297	$52,898	$153,765	$156,326
Other comprehensive income (loss):
Foreign currency translation adjustments	121	(739)	(8,975)	(8,818)
Cash flow hedges, net of income taxes of $2 and $25 for the three and nine months ended September 30, 2013, respectively, and $27 for the three and nine months ended September 30, 2012	(10)	87	(85)	87
	111	(652)	(9,060)	(8,731)
Comprehensive income including noncontrolling interest	50,408	52,246	144,705	147,595
Comprehensive (loss) income attributable to noncontrolling interest	(1,175)	1,404	2,552	9,817
Comprehensive income attributable to World Fuel	$51,583	$50,842	$142,153	$137,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	151,213	—	151,213	2,552	153,765
Cash dividends declared	—	—	—	(8,013)	—	(8,013)	—	(8,013)
Investment by noncontrolling interest	—	—	—	—	—	—	10,019	10,019
Distribution of noncontrolling interest	—	—	—	—	—	—	(14,497)	(14,497)
Amortization of share-based payment awards	—	—	12,371	—	—	12,371	—	12,371
Issuance of common stock related to share-based payment awards, including income tax benefit of $2,692	681	7	2,685	—	—	2,692	—	2,692
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(15)	—	(6,645)	—	—	(6,645)	—	(6,645)
Purchases of common stock	(536)	(5)	(19,995)	—	—	(20,000)	—	(20,000)
Other comprehensive loss	—	—	—	—	(9,060)	(9,060)	—	(9,060)
Balance as of September 30, 2013	72,277	$723	$506,005	$1,158,082	$(25,078)	$1,639,732	$22,524	$1,662,256

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	146,509	—	146,509	9,817	156,326
Cash dividends declared	—	—	—	(8,019)	—	(8,019)	—	(8,019)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,322)	(1,322)
Amortization of share-based payment awards	—	—	9,800	—	—	9,800	—	9,800
Issuance of common stock related to share-based payment awards, including income tax benefit of $1,519	967	9	4,239	—	—	4,248	—	4,248
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(34)	—	(4,730)	—	—	(4,730)	—	(4,730)
Other comprehensive loss	—	—	—	—	(8,731)	(8,731)	—	(8,731)
Balance as of September 30, 2012	72,087	$721	$511,860	$974,712	$(15,255)	$1,472,038	$22,252	$1,494,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interest	$153,765	$156,326
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	32,812	26,800
Provision for bad debt	5,675	4,413
Share-based payment award compensation costs	12,578	10,341
Deferred income tax (benefit) provision	(113)	4,724
Extinguishment of liabilities	(4,918)	(9,956)
Foreign currency losses (gains), net	2,427	(3,644)
Other	2,142	1,391
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(294,271)	(173,120)
Inventories	(40,192)	(110,578)
Prepaid expenses	40,532	(126,750)
Other current assets	(28,563)	(18,465)
Cash collateral with financial counterparties	19,793	6,941
Other non-current assets	(7,455)	2,360
Accounts payable	316,003	247,514
Accrued expenses and other current liabilities	837	30,664
Non-current income tax, net and other long-term liabilities	2,695	(690)
Total adjustments	59,982	(108,055)
Net cash provided by operating activities	213,747	48,271
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(40,412)	(71,337)
Capital expenditures	(50,286)	(18,737)
Purchase of short-term investments	(21,588)	—
Proceeds from the sale of short-term investments	21,588	—
Issuance of notes receivable	(469)	(787)
Repayment of notes receivable	—	401
Net cash used in investing activities	(91,167)	(90,460)
Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	3,433,500	2,901,000
Repayments under senior revolving credit facility and senior term loans	(3,349,000)	(2,901,250)
Borrowings of other debt	3,393	—
Repayments of other debt	(12,713)	(8,306)
Dividends paid on common stock	(8,020)	(8,019)
Payment of earn-out liability	—	(4,304)
Investment by noncontrolling interest	10,019	—
Distribution of noncontrolling interest	(14,497)	(1,401)
Purchases of common stock	(20,000)	—
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	2,692	1,519
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(6,645)	(4,730)
Net cash provided by (used in) financing activities	38,729	(25,491)
Effect of exchange rate changes on cash and cash equivalents	(826)	1,666
Net increase (decrease) in cash and cash equivalents	160,483	(66,014)
Cash and cash equivalents, as of beginning of period	172,740	205,415
Cash and cash equivalents, as of end of period	$333,223	$139,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.7 million as of September 30, 2013 and 2012, and were paid in October 2013 and 2012, respectively.

As of September 30, 2013, we had accrued capital expenditures totaling $2.8 million, which were recorded in accounts payable.

During the nine months ended September 30, 2012, we granted equity awards to certain employees of which $2.7 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Nine Months ended September 30,
	2013	2012
Assets acquired, net of cash	$54,998	$140,725

Liabilities assumed	$30,286	$69,859

In connection with our acquisitions during the nine months ended September 30, 2013, we issued $3.0 million of promissory notes and recorded amounts payable to sellers related to purchase price adjustments of $2.0 million.  In connection with our acquisitions during the nine months ended September 30, 2012, we issued $7.2 million of promissory notes.

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

Goodwill

During the first nine months of 2013, we recorded goodwill of $9.6 million in our land segment in connection with two acquisitions completed during the period, which were not material individually or in the aggregate. In addition, based on our ongoing fair value assessment of certain of our 2012 acquisitions, we recorded a $2.0 million reduction in goodwill within our land segment principally due to a $3.3 million increase in identifiable intangible assets, partially offset by a $0.9 million decrease in other acquired assets and a $0.4 million increase in assumed liabilities. Additionally, we reclassified $6.5 million in goodwill from our land segment to our aviation segment.  We had additional goodwill reductions of $0.5 million and $0.3 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our marine and aviation segments, respectively.

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

Foreign Currency Matters Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries.  In March 2013, the FASB issued an ASU aimed at resolving the diversity in practice of accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Disclosure Obligations Resulting from Joint and Several Liability Arrangements.  In February 2013, the FASB issued an ASU clarifying the guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2013

We identified an incorrect cash flow presentation of $17.7 million related to an acquisition payment that was classified as an operating activity versus an investing activity in the consolidated statement of cash flows for the six months ended June 30, 2013.  We assessed the materiality of this incorrect presentation and concluded it was not material.  As prior period financial information is presented in future SEC filings, we will modify the presentation of the consolidated statement of cash flows to include this revision.

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

As of September 30, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to-Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	333	EUR	$1.24	$0.11	$38

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	322	BBL	$112.71	$(0.78)	$(252)
	2013	Commodity contracts for inventory hedging (short)	2,293	BBL	118.61	2.56	5,879
	2014	Commodity contracts for inventory hedging (short)	12	BBL	115.93	6.50	78
							$5,705

Non-Designated	2013	Commodity contracts (long)	20,078	BBL	$72.44	$0.15	$2,967
	2013	Commodity contracts (short)	16,540	BBL	89.59	0.23	3,848
	2014	Commodity contracts (long)	11,275	BBL	82.69	0.02	218
	2014	Commodity contracts (short)	8,445	BBL	100.43	0.63	5,338
	2015	Commodity contracts (long)	532	BBL	118.22	3.71	1,972
	2015	Commodity contracts (short)	590	BBL	90.20	(2.97)	(1,755)
	2013	Foreign currency contracts (long)	1,905	AUD	0.91	0.03	48
	2013	Foreign currency contracts (short)	5,461	AUD	0.90	(0.03)	(169)
	2013	Foreign currency contracts (long)	2,730	BRL	2.32	(0.00)	(6)
	2013	Foreign currency contracts (short)	134	BRL	2.41	(0.03)	(4)
	2013	Foreign currency contracts (long)	15,941	CAD	1.04	0.01	169
	2013	Foreign currency contracts (short)	26,615	CAD	1.04	(0.01)	(318)
	2013	Foreign currency contracts (long)	813,772	CLP	506.18	(0.00)	(4)
	2013	Foreign currency contracts (short)	1,542,720	CLP	509.97	(0.00)	(30)
	2013	Foreign currency contracts (long)	34,247,444	COP	1,916.12	(0.00)	(10)
	2013	Foreign currency contracts (short)	28,827,902	COP	1,919.49	(0.00)	(32)
	2013	Foreign currency contracts (long)	17,197	DKK	5.62	0.00	76
	2013	Foreign currency contracts (long)	7,330	EUR	1.32	0.03	202
	2013	Foreign currency contracts (short)	32,293	EUR	1.32	(0.04)	(1,334)
	2013	Foreign currency contracts (long)	73,437	GBP	1.54	0.08	5,615
	2013	Foreign currency contracts (short)	141,332	GBP	1.55	(0.08)	(10,989)
	2013	Foreign currency contracts (short)	111,367	INR	60.45	0.00	70
	2013	Foreign currency contracts (long)	205,458	JPY	98.93	0.00	12
	2013	Foreign currency contracts (short)	467,248	JPY	98.88	(0.00)	(40)
	2013	Foreign currency contracts (long)	1,290,707	MXN	12.99	(0.00)	(1,501)
	2013	Foreign currency contracts (short)	1,147,876	MXN	12.96	0.00	1,335
	2013	Foreign currency contracts (long)	16,897	NOK	6.08	0.00	16
	2013	Foreign currency contracts (short)	39,031	NOK	6.02	(0.00)	(62)
	2013	Foreign currency contracts (long)	2,055	PLN	3.20	0.01	16
	2013	Foreign currency contracts (short)	3,127	PLN	3.28	(0.02)	(54)
	2013	Foreign currency contracts (short)	12,791	RON	3.38	(0.01)	(133)
	2013	Foreign currency contracts (long)	23,530	SGD	1.27	0.01	211
	2013	Foreign currency contracts (short)	35,063	SGD	1.27	(0.01)	(284)
	2013	Foreign currency contracts (long)	33,118	ZAR	10.05	0.00	37
	2013	Foreign currency contracts (short)	93,162	ZAR	10.05	(0.00)	(59)
	2014	Foreign currency contracts (short)	1,391	CAD	1.03	0.00	1
	2014	Foreign currency contracts (long)	4,146	DKK	5.51	(0.00)	(1)
	2014	Foreign currency contracts (short)	94	EUR	1.35	(0.01)	(1)
	2014	Foreign currency contracts (long)	1,750	GBP	1.58	0.06	104
	2014	Foreign currency contracts (short)	14,240	GBP	1.56	(0.06)	(856)
	2014	Foreign currency contracts (long)	88,534	JPY	98.16	0.00	1
	2014	Foreign currency contracts (short)	1,384	NOK	6.05	(0.00)	(1)
	2014	Foreign currency contracts (long)	5,434	SGD	1.25	(0.00)	(3)
	2014	Foreign currency contracts (short)	13,570	ZAR	10.22	(0.00)	(7)
	2015	Foreign currency contracts (short)	2,500	GBP	1.59	(0.02)	(52)
							$4,551

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		September 30,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$6,345	$991
Foreign currency contracts	Accrued expenses and other current liabilities	38	148
		6,383	1,139
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	59,536	67,533
Commodity contracts	Identifiable intangible and other non-current assets	4,022	1,423
Commodity contracts	Accrued expenses and other current liabilities	4,385	5,776
Commodity contracts	Other long-term liabilities	1,106	46
Foreign currency contracts	Other current assets	4,564	741
Foreign currency contracts	Accrued expenses and other current liabilities	3,954	1,545
		77,567	77,064
		$83,950	$78,203

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$572	$2,284
Commodity contracts	Accrued expenses and other current liabilities	68	—
		640	2,284
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	34,828	41,410
Commodity contracts	Identifiable intangible and other non-current assets	2,222	47
Commodity contracts	Accrued expenses and other current liabilities	17,843	20,927
Commodity contracts	Other long-term liabilities	1,568	1,034
Foreign currency contracts	Other current assets	3,990	595
Foreign currency contracts	Accrued expenses and other current liabilities	12,477	3,151
Foreign currency contracts	Other long-term liabilities	88	99
		73,016	67,263
		$73,656	$69,547

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
Derivative Instruments	Location	2013	2012	Hedged Items	Location	2013	2012

Three months ended September 30,
Commodity contracts	Cost of revenue	$(12,032)	$(38,337)	Inventories	Cost of revenue	$10,937	$44,615

Nine months ended September 30,
Commodity contracts	Revenue	$—	$265	Firm commitments	Revenue	$—	$(201)
Commodity contracts	Cost of revenue	—	(1,417)	Firm commitments	Cost of revenue	—	739
Commodity contracts	Cost of revenue	7,593	(28,144)	Inventories	Cost of revenue	(7,224)	41,196
		$7,593	$(29,296)			$(7,224)	$41,734

There were no gains or losses for the three and nine months ended September 30, 2013 and 2012 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

	Amount of Gain			Amount of Gain
	Recognized in Accumulated			Reclassified from Accumulated
	Other Comprehensive Income		Location of	Other Comprehensive Income
	(Effective Portion)		Realized Gain	(Effective Portion)
Derivative Instruments	2013	2012	(Effective Portion)	2013	2012

Three months ended September 30,
Foreign currency contracts	$33	$127	Other (expense) income, net	$47	$13

Nine months ended September 30,
Foreign currency contracts	$9	$127	Other (expense) income, net	$119	$13

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income.  As of September 30, 2013, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2013	2012

Three months ended September 30,

Commodity contracts	Revenue	$6,589	$30,928
Commodity contracts	Cost of revenue	(521)	(29,272)
Foreign currency contracts	Revenue	(1,992)	(1,392)
Foreign currency contracts	Other (expense) income, net	(6,105)	(785)
		$(2,029)	$(521)

Nine months ended September 30,

Commodity contracts	Revenue	$26,096	$14,156
Commodity contracts	Cost of revenue	893	298
Foreign currency contracts	Revenue	748	(2,120)
Foreign currency contracts	Other (expense) income, net	(2,263)	(1,469)
		$25,474	$10,865

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of September 30, 2013.

3.              Property and Equipment

The amount of property and equipment is as follows (in thousands):

	As of
	September 30,	December 31,
	2013	2012
Land	$4,653	$4,653
Buildings and leasehold improvements	47,731	21,081
Office equipment, furniture and fixtures	12,878	8,415
Computer equipment and software costs	84,665	80,233
Machinery, equipment and vehicles	83,640	66,122
	233,567	180,504
Accumulated depreciation and amortization	80,554	67,979
	$153,013	$112,525

4.              Shareholders’ Equity

Stock Repurchase Programs

In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program.  During the three months ended September 30, 2013, we repurchased 536 thousand shares of our common stock for an aggregate value of $20.0 million.  The remaining amount available under our common stock repurchase program is $30.0 million.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive income (loss), consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign		Accumulated
	Currency		Other
	Translation	Cash	Comprehensive
	Adjustments	Flow Hedges	Loss

Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(8,975)	(85)	(9,060)
Balance as of September 30, 2013	$(25,105)	$27	$(25,078)

The foreign currency translation adjustment losses for the nine months ended September 30, 2013 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

Additional information relating to our cash flow hedges for the periods presented is included in Note 2 - Derivatives.

5.              Debt

On October 10, 2013, we amended our senior revolving credit facility (“Credit Facility”) to, among other things, increase the maximum availability under the Credit Facility from $800.0 million to $1.1 billion, increase the sublimit for the issuance of letters of credit and banker’s acceptances from $300.0 million to $400.0 million and extend the maturity date to October 2018.  Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions.  Additionally, we extended the maturity of our existing $242.5 million senior term loans (“Term Loans”) to October 2018.

Our debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2013	2012
Credit Facility	$190,000	$100,500
Term Loans	242,500	247,500
Acquisition promissory notes	18,070	25,878
Other	8,075	6,440
Total debt	458,645	380,318
Current maturities of long-term debt	28,642	26,065
Long term-debt	$430,003	$354,253

The following table provides additional information about our interest income, expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest income	$1,432	$256	$2,357	$781
Interest expense and other financing costs	(6,012)	(4,561)	(15,175)	(15,184)
	$(4,580)	$(4,305)	$(12,818)	$(14,403)

6.                                      Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Income tax provision	$8,191	$14,683	$32,090	$33,249

Effective income tax rate	14.0%	21.7%	17.3%	17.5%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2013 and 2012 were calculated based on the estimated annual effective income tax rate for the full 2013 and 2012 fiscal years.  The provision for income taxes for the three and nine months ended September 30, 2013 includes an adjustment for an income tax benefit of $1.4 million for a discrete item related to a lapse in the statute of limitations.  The provision for income taxes for the nine months ended September 30, 2012 includes an adjustment for an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain income tax position.  The actual effective income tax rate for the full 2013 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

7.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net income attributable to World Fuel	$51,472	$51,494	$151,213	$146,509

Denominator:
Weighted average common shares for basic earnings per common share	71,371	71,216	71,387	71,128
Effect of dilutive securities	506	600	583	663
Weighted average common shares for diluted earnings per common share	71,877	71,816	71,970	71,791

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	457	452	455	307

Basic earnings per common share	$0.72	$0.72	$2.12	$2.06

Diluted earnings per common share	$0.72	$0.72	$2.10	$2.04

8.              Commitments and Contingencies

Legal Matters

Lac-Mégantic, Quebec

We, on behalf of DPTS Marketing LLC (“DPM”), a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota.  Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture’s facility in New Town, North Dakota.  We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada.  CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway (“MMA”).  On July 6, 2013, the freight train operated by MMA with 72 tank cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

In July and August 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in Illinois.  The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs.  In addition, in July and August 2013, we and certain of our subsidiaries, along with a number of other third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs.  The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.

Furthermore, in July 2013, an order was issued by the government of Quebec against MMA and us, which was modified in August 2013 to add CPR as a party, requiring MMA, CPR and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.  We have filed a contestation of the order and the modified order before the Tribunal administratif du Québec, an administrative body responsible for hearing such proceedings, challenging the legality and validity of the orders on various grounds.

In addition to these proceedings, we have received demands for indemnification from certain tank car lessors pursuant to our lease agreements with such parties.  We are currently assessing the merits of these demands as well as of the underlying claims for which such indemnification is sought.  Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

While we and our joint ventures, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

We are separately evaluating potential claims that we, DPM or DPTS may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident.  We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims.

We are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the above proceedings.  Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.

As of September 30, 2013, we have recorded liabilities of $14.2 million in accrued expenses and other current liabilities in the accompanying consolidated balance sheets based on estimated losses related to the value of the tank cars involved in the incident, as well as legal costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made.  We believe that a substantial portion of this liability is covered by insurance and have recognized a receivable of $13.4 million, recorded in other current assets, in the accompanying consolidated balance sheets.

Cathay Pacific Litigation

Since April 2012, one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. (“WFSS”) has been involved in litigation with Cathay Pacific Airways Limited (“Cathay”) arising out of the emergency landing of a Cathay aircraft in Hong Kong in 2010, which Cathay alleges was caused by contaminated fuel supplied by WFSS. Cathay claims damages relating to the incident of approximately $34.0 million.  As of September 30, 2013, we have recorded a current liability for the estimated loss with an offsetting receivable from insurance in the accompanying consolidated balance sheets, which amounts were not significant.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2013, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our results of operations or cash flow for that period.

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

Other Contingencies

On June 7, 2013, STX Pan OceanCo. Ltd (“STX Pan Ocean”), one of our customers in our marine segment, filed for bankruptcy protection in Korea which was subsequently recognized in the United States on July 12, 2013.  On August 22, 2013, we agreed with STX Pan Ocean and its parent company, STX Corporation (“STX Corp”) to allow the assignment of all of the outstanding receivables owing from STX Corp to STX Pan Ocean.  Concurrently, we entered into a settlement agreement with STX Pan Ocean whereby it agreed to repay the outstanding balance of $20.8 million through a lump sum payment of $3.2 million, with the remaining balance to be paid over the next year.

9.              Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $458.6 million and $380.3 million as of September 30, 2013 and December 31, 2012, respectively, and our notes receivable of $9.5 million and $12.7 million as of September 30, 2013 and December 31, 2012, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of September 30, 2013
Assets:
Commodity contracts	$30,913	$44,481	$—	$75,394	$(43,448)	$31,946
Foreign currency contracts	—	8,556	—	8,556	(7,982)	574
Total	$30,913	$53,037	$—	$83,950	$(51,430)	$32,520
Liabilities:
Commodity contracts	$14,141	$42,960	$—	$57,101	$(43,113)	$13,988
Foreign currency contracts	—	16,555	—	16,555	(7,982)	8,573
Inventories	—	6,952	—	6,952	—	6,952
Total	$14,141	$66,467	$—	$80,608	$(51,095)	$29,513

As of December 31, 2012
Assets:
Commodity contracts	$18,087	$57,682	$—	$75,769	$(56,115)	$19,654
Foreign currency contracts	—	2,434	—	2,434	(2,289)	145
Inventories	—	818	—	818	(525)	293
Total	$18,087	$60,934	$—	$79,021	$(58,929)	$20,092
Liabilities:
Commodity contracts	$20,970	$44,732	$—	$65,702	$(49,562)	$16,140
Foreign currency contracts	—	3,845	—	3,845	(2,289)	1,556
Inventories	—	525	—	525	(525)	—
Total	$20,970	$49,102	$—	$70,072	$(52,376)	$17,696

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	September 30, 2013	December 31, 2012
Commodity Contracts
Assets:
Other current assets	$30,146	$18,277
Identifiable intangible and other non-current assets	1,800	1,377
Total net assets	$31,946	$19,654

Liabilities:
Accrued expenses and other current liabilities	$13,526	$15,152
Other long-term liabilities	462	988
Total net liabilities	$13,988	$16,140

Foreign Currency Contracts
Assets:
Other current assets	$574	$145
Total net assets	$574	$145

Liabilities:
Accrued expenses and other current liabilities	$8,485	$1,458
Other long-term liabilities	88	98
Total net liabilities	$8,573	$1,556

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

As of September 30, 2013, we had $3.1 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of September 30, 2013, we have offset $0.3 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2012, we had $22.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of December 31, 2012, we had offset $6.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains Relating to Assets that are Held at end of Period	Location of Total Gains Included in Earnings

Three months ended September 30, 2013
Liabilities:
Commodity contracts	$89	$69	$20	$—	$—	Cost of revenue

Three months ended September 30, 2012
Assets:
Commodity contracts	$—	$2,060	$313	$1,747	$1,747	Revenue

Nine months ended September 30, 2013
Liabilities:
Commodity contracts	$—	$(20)	$20	$—	$—	Cost of revenue

Nine months ended September 30, 2012
Assets:
Commodity contracts	$—	$2,060	$313	$1,747	$1,747	Revenue
Liabilities:
Earn-out	$4,194	$(110)	$4,304	$—	$—	Other (expense) income, net

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Aviation segment	$4,179,018	$3,823,338	$11,854,676	$10,782,756
Marine segment	3,575,777	3,630,094	11,260,025	11,301,429
Land segment	2,738,866	2,458,241	8,042,593	6,925,340
	$10,493,661	$9,911,673	$31,157,294	$29,009,525

Gross profit:
Aviation segment	$89,758	$84,197	$242,783	$218,282
Marine segment	40,223	53,960	134,237	160,785
Land segment	56,360	42,595	180,158	131,043
	$186,341	$180,752	$557,178	$510,110

Income from operations:
Aviation segment	$41,002	$39,808	$109,755	$92,601
Marine segment	17,019	27,296	56,340	82,672
Land segment	15,106	18,185	63,608	62,737
	73,127	85,289	229,703	238,010
Corporate overhead - unallocated	8,924	14,241	29,823	35,348
	$64,203	$71,048	$199,880	$202,662

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	September 30,	December 31,
	2013	2012
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $10,304 and $8,997 as of September 30, 2013 and December 31, 2012, respectively	$725,468	$674,973
Marine segment, net of allowance for bad debt of $9,314 and $7,742 as of September 30, 2013 and December 31, 2012, respectively	1,186,126	1,069,833
Land segment, net of allowance for bad debt of $7,391 and $6,980 as of September 30, 2013 and December 31, 2012, respectively	603,089	449,060
	$2,514,683	$2,193,866

Total assets:
Aviation segment	$1,715,578	$1,463,423
Marine segment	1,454,056	1,330,796
Land segment	1,295,659	1,145,756
Corporate	191,107	167,776
	$4,656,400	$4,107,751

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, ability to collect outstanding accounts receivable, potential liabilities and the extent of any insurance coverage, the impact of litigation and other proceedings, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation and other proceedings, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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

•                  the impact of the Lac-Mégantic derailment and related matters;

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

Reportable Segments

We have three reportable operating segments: aviation, marine and land.  Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity.  We evaluate and manage our business segments using the performance measurement of income from operations.    Financial information with respect to our business segments is provided in Note 10 to the accompanying consolidated financial statements included in this 10-Q Report.

Results of Operations

Our results of operations include (i) the results of the acquisition of certain assets of CarterEnergy Corporation in our land segment commencing on September 1, 2012, its acquisition date, and (ii) the results of the acquisition of certain assets of Multi Service Corporation, primarily in our land segment, commencing on December 31, 2012, its acquisition date.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue.  Our revenue for the third quarter of 2013 was $10.5 billion, an increase of $0.6 billion, or 5.9%, as compared to the third quarter of 2012.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$4,179,018	$3,823,338	$355,680
Marine segment	3,575,777	3,630,094	(54,317)
Land segment	2,738,866	2,458,241	280,625
	$10,493,661	$9,911,673	$581,988

Our aviation segment revenue for the third quarter of 2013 was $4.2 billion, an increase of $0.4 billion, or 9.3%, as compared to the third quarter of 2012.  The increase in aviation segment revenue was due to increased volume attributable to new and existing customers.

Our marine segment revenue for the third quarter of 2013 was $3.6 billion, a decrease of $0.1 billion, or 1.5%, as compared to the third quarter of 2012.  The decrease in marine segment revenue was principally due to decreased volume in the third quarter of 2013 as compared to the third quarter of 2012.

Our land segment revenue for the third quarter of 2013 was $2.7 billion, an increase of $0.3 billion, or 11.4%, as compared to the third quarter of 2012.  The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the third quarter of 2013 was $186.3 million, an increase of $5.6 million, or 3.1%, as compared to the third quarter of 2012.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$89,758	$84,197	$5,561
Marine segment	40,223	53,960	(13,737)
Land segment	56,360	42,595	13,765
	$186,341	$180,752	$5,589

Our aviation segment gross profit for the third quarter of 2013 was $89.8 million, an increase of $5.6 million, or 6.6%, as compared to the third quarter of 2012.  Of the increase in aviation segment gross profit, $8.2 million was due to increased volume attributable to new and existing customers and $2.5 million was due to gross profit from acquired businesses.  These increases were partially offset by $5.1 million in lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for the third quarter of 2013 was $40.2 million, a decrease of $13.7 million, or 25.5%, as compared to the third quarter of 2012.  Of the decrease in marine segment gross profit, $11.8 million was due to decreased gross profit per metric ton sold principally due to limited price volatility during the third quarter of 2013 and fluctuations in customer mix.  The remaining $1.9 million was due to decreased sales volume.

Our land segment gross profit for the third quarter of 2013 was $56.4 million, an increase of $13.8 million, or 32.3%, as compared to the third quarter of 2012.  Of the increase in land segment gross profit, $19.1 million was due to gross profit from acquired businesses, which was partially offset by $5.3 million in lower gross profit per gallon sold principally driven by lower margins in our crude oil marketing activities.

Operating Expenses.  Total operating expenses for the third quarter of 2013 were $122.1 million, an increase of $12.4 million, or 11.3%, as compared to the third quarter of 2012.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	September 30,
	2013	2012	$ Change

Compensation and employee benefits	$72,184	$65,843	$6,341
Provision for bad debt	1,863	3,631	(1,768)
General and administrative	48,091	40,230	7,861
	$122,138	$109,704	$12,434

The increase in compensation and employee benefits was due to $10.6 million related to the inclusion of expenses from acquired businesses, which was partially offset by $4.3 million principally due to decreased incentive based compensation.  The $7.9 million increase in general and administrative expenses was principally due to the inclusion of expenses from acquired businesses.

Income from Operations.  Our income from operations for the third quarter of 2013 was $64.2 million, a decrease of $6.8 million, or 9.6%, as compared to the third quarter of 2012.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$41,002	$39,808	$1,194
Marine segment	17,019	27,296	(10,277)
Land segment	15,106	18,185	(3,079)
	73,127	85,289	(12,162)
Corporate overhead - unallocated	8,924	14,241	(5,317)
	$64,203	$71,048	$(6,845)

Our aviation segment income from operations for the third quarter of 2013 was $41.0 million, an increase of $1.2 million, or 3.0%, as compared to the third quarter of 2012. This increase resulted from $5.6 million in higher gross profit, which was partially offset by increased operating expenses of $4.4 million.

Our marine segment income from operations for the third quarter of 2013 was $17.0 million, a decrease of $10.3 million, or 37.7%, as compared to the third quarter of 2012. This decrease resulted from $13.7 million in lower gross profit, which was partially offset by decreased operating expenses of $3.4 million.

Our land segment income from operations for the third quarter of 2013 was $15.1 million, a decrease of $3.1 million, or 16.9%, as compared to the third quarter of 2012.  This decrease resulted from increased operating expenses of $16.9 million principally related to the inclusion of acquired businesses and $5.3 million in lower gross profit per gallon sold principally driven by lower margins in our crude oil marketing activities.  The aggregate decrease of $22.2 million was partially offset by $19.1 million in gross profit from acquired businesses.

Corporate overhead costs not charged to the business segments for the third quarter of 2013 were $8.9 million, a decrease of $5.3 million, or 37.3%, as compared to the third quarter of 2012.  The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in compensation and employee benefits, principally incentive based compensation and in general and administrative expenses, principally professional fees.

Non-Operating Expenses, net. For the third quarter of 2013, we had non-operating expenses, net of $5.7 million, an increase of $2.2 million, or 64.8%, as compared to the third quarter of 2012. This increase was principally due to a $1.5 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the third quarter of 2013 as compared to the third quarter of 2012.

Income Taxes. For the third quarter of 2013, our effective income tax rate was 14.0% and our income tax provision was $8.2 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $14.7 million for the third quarter of 2012.  The effective income tax rate for the third quarter of 2013 was reduced from 16.4% to 14.0% due to an income tax benefit of $1.4 million for a discrete item resulting from a lapse in the statute of limitations.  The lower effective income tax rate is also attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the third quarter of 2012.

Net (Loss) Income Attributable to Noncontrolling Interest. For the third quarter of 2013, net loss attributable to noncontrolling interest was $1.2 million as compared to net income attributable to noncontrolling interest of $1.4 million for the third quarter of 2012.

Net Income and Diluted Earnings per Common Share. Our net income for the third quarter of 2013 and 2012 was $51.5 million.  Diluted earnings per common share for the third quarter of 2013 and 2012 was $0.72 per common share.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the third quarter of 2013 and 2012 was $57.9 million.  Non-GAAP diluted earnings per common share for the third quarter of 2013 and 2012 was $0.81 per common share.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the third quarter of 2013 and 2012 (in thousands):

	For the Three Months ended
	September 30,
	2013	2012

Net income attributable to World Fuel	$51,472	$51,494
Share-based compensation expense, net of income taxes of $1,472 and $1,117 for 2013 and 2012, respectively	2,909	2,475
Intangible asset amortization expense, net of income taxes of $1,970 and $680 for 2013 and 2012, respectively	3,501	3,953
Non-GAAP net income attributable to World Fuel	$57,882	$57,922

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the third quarter of 2013 and 2012:

	For the Three Months ended
	September 30,
	2013	2012

Diluted earnings per common share	$0.72	$0.72
Share-based compensation expense, net of income taxes	0.04	0.03
Intangible asset amortization expense, net of income taxes	0.05	0.06
Non-GAAP diluted earnings per common share	$0.81	$0.81

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

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue.  Our revenue for the first nine months of 2013 was $31.2 billion, an increase of $2.1 billion, or 7.4%, as compared to the first nine months of 2012.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$11,854,676	$10,782,756	$1,071,920
Marine segment	11,260,025	11,301,429	(41,404)
Land segment	8,042,593	6,925,340	1,117,253
	$31,157,294	$29,009,525	$2,147,769

Our aviation segment revenue for the first nine months of 2013 was $11.9 billion, an increase of $1.1 billion, or 9.9%, as compared to the first nine months of 2012.  The increase in aviation segment revenue was due to increased volume principally attributable to new and existing customers.

Our marine segment revenue for the first nine months of 2013 and 2012 was $11.3 billion.  Of the decrease in marine segment revenue, $0.7 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first nine months of 2013 as compared to the first nine months of 2012, which was principally offset by increased volume attributable to new and existing customers.

Our land segment revenue for the first nine months of 2013 was $8.0 billion, an increase of $1.1 billion, or 16.1%, as compared to the first nine months of 2012.  The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first nine months of 2013 was $557.2 million, an increase of $47.1 million, or 9.2%, as compared to the first nine months of 2012.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$242,783	$218,282	$24,501
Marine segment	134,237	160,785	(26,548)
Land segment	180,158	131,043	49,115
	$557,178	$510,110	$47,068

Our aviation segment gross profit for the first nine months of 2013 was $242.8 million, an increase of $24.5 million, or 11.2%, as compared to the first nine months of 2012.  Of the increase in aviation segment gross profit, $18.8 million was due to increased volume attributable to new and existing customers and $9.0 million was due to gross profit from acquired businesses.  These increases were partially offset by $3.3 million in lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for the first nine months of 2013 was $134.2 million, a decrease of $26.5 million, or 16.5%, as compared to the first nine months of 2012.  Of the decrease in marine segment gross profit, $36.0 million was due to decreased gross profit per metric ton sold principally due to limited price volatility during the first nine months of 2013 and fluctuations in customer mix.  This decrease was partially offset by $9.5 million due to increased volume attributable to new and existing customers.

Our land segment gross profit for the first nine months of 2013 was $180.2 million, an increase of $49.1 million, or 37.5%, as compared to the first nine months of 2012.  The increase in land segment gross profit was principally due to gross profit from acquired businesses.

Operating Expenses.  Total operating expenses for the first nine months of 2013 were $357.3 million, an increase of $49.9 million, or 16.2%, as compared to the first nine months of 2012.  The following table sets forth our expense categories (in thousands):

	For the Nine Months ended
	September 30,
	2013	2012	$ Change

Compensation and employee benefits	$214,358	$176,553	$37,805
Provision for bad debt	5,675	4,413	1,262
General and administrative	137,265	126,482	10,783
	$357,298	$307,448	$49,850

The $37.8 million increase in compensation and employee benefits was principally due to the inclusion of expenses from acquired businesses.  The $10.8 million increase in general and administrative expenses was due to $20.1 million related to the inclusion of expenses from acquired businesses, which was partially offset by $9.3 million in decreased expenses due to efforts to drive greater operational efficiencies.

Income from Operations.  Our income from operations for the first nine months of 2013 was $199.9 million, a decrease of $2.8 million, or 1.4%, as compared to the first nine months of 2012.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2013	2012	$ Change

Aviation segment	$109,755	$92,601	$17,154
Marine segment	56,340	82,672	(26,332)
Land segment	63,608	62,737	871
	229,703	238,010	(8,307)
Corporate overhead - unallocated	29,823	35,348	(5,525)
	$199,880	$202,662	$(2,782)

Our aviation segment income from operations for the first nine months of 2013 was $109.8 million, an increase of $17.2 million, or 18.5%, as compared to the first nine months of 2012.  This increase resulted from $24.5 million in higher gross profit, which was partially offset by $7.3 million in increased operating expenses attributable to the inclusion of acquired businesses.

Our marine segment income from operations for the first nine months of 2013 was $56.3 million, a decrease of $26.3 million, or 31.9%, as compared to the first nine months of 2012.  This decrease principally resulted from $26.5 million in lower gross profit.

Our land segment income from operations for the first nine months of 2013 was $63.6 million, an increase of $0.9 million, or 1.4%, as compared to the first nine months of 2012.  This increase resulted from $49.1 million in higher gross profit, which was partially offset by increased operating expenses of $48.2 million.  Of the increase in land segment operating expenses, $46.3 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first nine months of 2013 were $29.8 million, a decrease of $5.5 million, or 15.6%, as compared to the first nine months of 2012.  The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in compensation and employee benefits, principally incentive based compensation and in general and administrative expenses, principally professional fees.

Non-Operating Expenses, net.  For the first nine months of 2013, we had non-operating expenses, net of $14.0 million, an increase of $0.9 million, or 7.2%, as compared to the first nine months of 2012.

Income Taxes. For the first nine months of 2013, our effective income tax rate was 17.3% and our income tax provision was $32.1 million, as compared to an effective income tax rate of 17.5% and an income tax provision of $33.2 million for the first nine months of 2012.  The effective income tax rate for the first nine months of 2013 was reduced from 18.0% to 17.3% due to an income tax benefit of $1.4 million for a discrete item resulting from a lapse in the statute of limitations.  The effective income tax rate for the first nine months of 2012 was reduced from 19.3% to 17.5% due to an income tax benefit of $3.3 million for a discrete item related to a change in estimate in an uncertain income tax position.  The lower effective income tax rate is also attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first nine months of 2012.

Net Income Attributable to Noncontrolling Interest. For the first nine months of 2013, net income attributable to noncontrolling interest was $2.6 million, a decrease of $7.3 million, or 74.0%, as compared to the first nine months of 2012.  The decrease was principally due to the results of our crude oil marketing joint venture.

Net Income and Diluted Earnings per Common Share. Our net income for the first nine months of 2013 was $151.2 million, an increase of $4.7 million, or 3.2%, as compared to the first nine months of 2012.  Diluted earnings per common share for the first nine months of 2013 was $2.10 per common share, an increase of  $0.06 per common share, or 2.9%, as compared to the first nine months of 2012.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the first nine months of 2013 was $170.4 million, an increase of $6.8 million, or 4.2%, as compared to the first nine months of 2012.  Non-GAAP diluted earnings per common share for the first nine months of 2013 was $2.37 per common share, an increase of $0.09 per common share, or 3.9%, as compared to the first nine months of 2012.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first nine months of 2013 and 2012 (in thousands):

	For the Nine Months ended
	September 30,
	2013	2012

Net income attributable to World Fuel	$151,213	$146,509
Share-based compensation expense, net of income taxes of $4,208 and $2,966 for 2013 and 2012, respectively	8,370	6,583
Intangible asset amortization expense, net of income taxes of $6,101 and $2,640 for 2013 and 2012, respectively	10,809	10,537
Non-GAAP net income attributable to World Fuel	$170,392	$163,629

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first nine months of 2013 and 2012:

	For the Nine Months ended
	September 30,
	2013	2012

Diluted earnings per common share	$2.10	$2.04
Share-based compensation expense, net of income taxes	0.12	0.09
Intangible asset amortization expense, net of income taxes	0.15	0.15
Non-GAAP diluted earnings per common share	$2.37	$2.28

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

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2013 and 2012.  For additional details, please see the consolidated statements of cash flows.

	For the Nine Months ended
	September 30,
	2013	2012

Net cash provided by operating activities	$213,747	$48,271
Net cash used in investing activities	(91,167)	(90,460)
Net cash provided by (used in) financing activities	38,729	(25,491)

Operating Activities.  For the nine months ended September 30, 2013, net cash provided by operating activities was $213.7 million as compared to $48.3 million for the first nine months of 2012.  The $165.4 million increase in operating cash flows was principally due to favorable year-over-year changes in working capital items.

Investing Activities. For the nine months ended September 30, 2013, net cash used in investing activities was $91.2 million as compared to $90.5 million for the first nine months of 2012. The $0.7 million increase in cash used in investing activities was principally due to a $31.6 million increase in capital expenditures for fuel transportation equipment and the upgrade and expansion of one of our inventory storage facilities during the first nine months of 2013, which was partially offset by a $30.9 million reduction in cash used for the acquisition of businesses in the first nine months of 2013 as compared to the first nine months of 2012.

Financing Activities.  For the nine months ended September 30, 2013, net cash provided by financing activities was $38.7 million as compared to net cash used in financing activities of $25.5 million for the first nine months of 2012.  The $64.2 million increase in cash provided by financing activities was principally due to net borrowings of $89.5 million under our Credit Facility in the first nine months of 2013 as compared to the first nine months of 2012, partially offset by purchases of common stock of $20.0 million.

Other Liquidity Measures

Cash and Cash Equivalents.  As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $333.2 million and $172.7 million, respectively, of which $164.6 million and $172.7 million, respectively, was available for use by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a senior revolving credit facility (“Credit Facility”) which permits borrowings of up to $800.0 million with a sublimit of $300.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. On October 10, 2013, we amended our Credit Facility to, among other things, increase the maximum availability under the Credit Facility to $1.1 billion, increase the sublimit for the issuance of letters of credit and banker’s acceptances to $400.0 million and extend the maturity date to October 2018.  Additionally, we extended the maturity of our existing senior term loans (“Term Loans”) to October 2018.  We had outstanding borrowings under our Credit Facility totaling $190.0 million as of September 30, 2013 and $100.5 million as of December 31, 2012.  Our issued letters of credit under the Credit Facility totaled $18.6 million and $47.4 million as of September 30, 2013 and December 31, 2012, respectively.  We also had $242.5 million and $247.5 million in Term Loans outstanding as of September 30, 2013 and December 31, 2012, respectively.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2013, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines aggregating $221.3 million primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances.  These credit lines are renewable on an annual basis and are subject to fees at market rates.  As of September 30, 2013 and December 31, 2012, our outstanding letters of credit and bank guarantees under these credit lines totaled $160.4 million and $184.2 million, respectively.  We also have Receivables Purchase Agreements (“RPAs”) to allow for the sale of up to $225.0 million of our accounts receivable.  As of September 30, 2013, we had sold accounts receivable of $116.0 million and recorded a retained beneficial interest of $4.2 million under the RPAs.

Short-Term Debt. As of September 30, 2013, our short-term debt of $28.6 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, Term Loan borrowings and capital lease obligations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2012 to September 30, 2013.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2012 10-K Report.

Contractual Obligations

Derivative Obligations.  As of September 30, 2013, our net derivative obligations were $22.6 million, principally due within one year.

Purchase Commitment Obligations.  As of September 30, 2013, our purchase commitment obligations were $19.3 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2013, we had issued letters of credit and bank guarantees totaling $179.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of September 30, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Cash Flow Hedge	2013	Foreign currency contracts (long)	333	EUR	$1.24	$0.11	$38

Fair Value Hedge	2013	Commodity contracts for inventory hedging (long)	322	BBL	$112.71	$(0.78)	$(252)
	2013	Commodity contracts for inventory hedging (short)	2,293	BBL	118.61	2.56	5,879
	2014	Commodity contracts for inventory hedging (short)	12	BBL	115.93	6.50	78
							$5,705

Non-Designated	2013	Commodity contracts (long)	20,078	BBL	$72.44	$0.15	$2,967
	2013	Commodity contracts (short)	16,540	BBL	89.59	0.23	3,848
	2014	Commodity contracts (long)	11,275	BBL	82.69	0.02	218
	2014	Commodity contracts (short)	8,445	BBL	100.43	0.63	5,338
	2015	Commodity contracts (long)	532	BBL	118.22	3.71	1,972
	2015	Commodity contracts (short)	590	BBL	90.20	(2.97)	(1,755)
	2013	Foreign currency contracts (long)	1,905	AUD	0.91	0.03	48
	2013	Foreign currency contracts (short)	5,461	AUD	0.90	(0.03)	(169)
	2013	Foreign currency contracts (long)	2,730	BRL	2.32	(0.00)	(6)
	2013	Foreign currency contracts (short)	134	BRL	2.41	(0.03)	(4)
	2013	Foreign currency contracts (long)	15,941	CAD	1.04	0.01	169
	2013	Foreign currency contracts (short)	26,615	CAD	1.04	(0.01)	(318)
	2013	Foreign currency contracts (long)	813,772	CLP	506.18	(0.00)	(4)
	2013	Foreign currency contracts (short)	1,542,720	CLP	509.97	(0.00)	(30)
	2013	Foreign currency contracts (long)	34,247,444	COP	1,916.12	(0.00)	(10)
	2013	Foreign currency contracts (short)	28,827,902	COP	1,919.49	(0.00)	(32)
	2013	Foreign currency contracts (long)	17,197	DKK	5.62	0.00	76
	2013	Foreign currency contracts (long)	7,330	EUR	1.32	0.03	202
	2013	Foreign currency contracts (short)	32,293	EUR	1.32	(0.04)	(1,334)
	2013	Foreign currency contracts (long)	73,437	GBP	1.54	0.08	5,615
	2013	Foreign currency contracts (short)	141,332	GBP	1.55	(0.08)	(10,989)
	2013	Foreign currency contracts (short)	111,367	INR	60.45	0.00	70
	2013	Foreign currency contracts (long)	205,458	JPY	98.93	0.00	12
	2013	Foreign currency contracts (short)	467,248	JPY	98.88	(0.00)	(40)
	2013	Foreign currency contracts (long)	1,290,707	MXN	12.99	(0.00)	(1,501)
	2013	Foreign currency contracts (short)	1,147,876	MXN	12.96	0.00	1,335
	2013	Foreign currency contracts (long)	16,897	NOK	6.08	0.00	16
	2013	Foreign currency contracts (short)	39,031	NOK	6.02	(0.00)	(62)
	2013	Foreign currency contracts (long)	2,055	PLN	3.20	0.01	16
	2013	Foreign currency contracts (short)	3,127	PLN	3.28	(0.02)	(54)
	2013	Foreign currency contracts (short)	12,791	RON	3.38	(0.01)	(133)
	2013	Foreign currency contracts (long)	23,530	SGD	1.27	0.01	211
	2013	Foreign currency contracts (short)	35,063	SGD	1.27	(0.01)	(284)
	2013	Foreign currency contracts (long)	33,118	ZAR	10.05	0.00	37
	2013	Foreign currency contracts (short)	93,162	ZAR	10.05	(0.00)	(59)
	2014	Foreign currency contracts (short)	1,391	CAD	1.03	0.00	1
	2014	Foreign currency contracts (long)	4,146	DKK	5.51	(0.00)	(1)
	2014	Foreign currency contracts (short)	94	EUR	1.35	(0.01)	(1)
	2014	Foreign currency contracts (long)	1,750	GBP	1.58	0.06	104
	2014	Foreign currency contracts (short)	14,240	GBP	1.56	(0.06)	(856)
	2014	Foreign currency contracts (long)	88,534	JPY	98.16	0.00	1
	2014	Foreign currency contracts (short)	1,384	NOK	6.05	(0.00)	(1)
	2014	Foreign currency contracts (long)	5,434	SGD	1.25	(0.00)	(3)
	2014	Foreign currency contracts (short)	13,570	ZAR	10.22	(0.00)	(7)
	2015	Foreign currency contracts (short)	2,500	GBP	1.59	(0.02)	(52)
							$4,551

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2013.

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

Part II — Other Information

Item 1. Legal Proceedings

As described in Note 8 to the Consolidated Financial Statements — Commitments and Contingencies — Lac-Mégantic, Quebec, various lawsuits have been filed against us and other third parties related to the Lac-Mégantic incident.  In July and August 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the Circuit Court of Cook County, Illinois.  The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs.   On August 29 and September 3, the actions were removed to the United States District Court for the Northern District of Illinois (the “IL District Court”).  On September 18 and 19,  orders were entered  reassigning the actions (other than one action that was remanded to state court prior to reassignment  and another that was voluntarily dismissed by the plaintiffs) before a single judge in the IL District Court.  Plaintiffs subsequently filed a motion to have these actions remanded to state court, which motion is currently pending before the IL District Court.   In addition, on September 11, we filed a motion in the United States District Court for the District of Maine (where MMA’s bankruptcy is pending) to transfer all of these actions to that court.  This motion is currently pending.  We believe these claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In July and August 2013, we and certain of our subsidiaries, along with a number of other third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs.  The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.  We believe these claims against us and our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

On July 29, 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order that requires MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.  On August 14, the Minister issued a modified order, to which CPR was added as a party.  The requirements of the modified order with respect to us are not materially different from the initial order.  We have filed a contestation of the order and the modified order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, challenging the legality and validity of the orders on various grounds.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board and the Department of Justice Canada are conducting investigations into the cause of the derailment and the events surrounding it.   In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

Item 1A.  Risk Factors

We may be subject to costs and liabilities as a result of the derailment of a train carrying our crude oil in Lac-Mégantic, Quebec in July 2013.

We, on behalf of DPM, a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota.  DPTS, a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture’s facility in New Town, North Dakota.  We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with CPR for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada.  CPR subcontracted a portion of that route to MMA.  On July 6, 2013, the freight train operated by MMA with 72 tank cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec.  The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

We, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including CPR, MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in lawsuits and proceedings related to the incident.  In addition, an order was issued by the government of Quebec against CPR, MMA and us, requiring CPR, MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.  For a more detailed discussion of these proceedings, see “Legal Proceedings” under Part II - Item 1 of this Form 10-Q.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board and the Department of Justice Canada are conducting investigations into the cause of the derailment and the events surrounding it.  In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

Additional claims, lawsuits, proceedings, investigations and orders may be filed,  commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.  The adverse resolution of any proceedings related to these events could subject us and/or DPM or DPTS to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.

While we and our joint ventures, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.  However, we expect that substantially all of the legal costs we incur in defending against the proceedings described above will be covered by insurance.

We are also evaluating potential claims that we, DPM or DPTS may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident. We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims.  Any losses not covered by insurance or otherwise not recoverable from third parties, if significant, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The train derailment in Lac-Mégantic may result in increased governmental regulation of shipments of crude oil and other fuel products, which may lead to additional costs.

We rely in part on rail shipments to transport crude oil and other fuel products in both the United States and Canada.  The accident in Lac-Mégantic and its aftermath has already led to and is likely to lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the tank cars that transport these products.  We cannot predict with any certainty what form any additional regulations may take.  Any increased regulation that arises out of this incident could result in higher operating costs, which could adversely affect our operating results.

Our international operations require us to comply with applicable U.S and international laws and regulations.

As discussed in our Form 10-K for the year ended December 31, 2012, we previously received an administrative subpoena from U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) requesting information regarding transactions that we have conducted involving Cuba since April 1, 2004, which was subsequently voluntarily expanded by us to include transactions involving Iran and Sudan.  In August 2013, we agreed to pay $39 thousand to settle our potential civil liability for alleged violations of U.S. sanctions regulations.  The separate administrative subpoena from OFAC requesting information regarding our transactions involving Sudanese overflight payments since June 30, 2008 remains outstanding.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2013 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)

7/1/13-7/31/13	—	$—	—	$50,000
8/1/13-8/31/13	382	37.11	382	35,809
9/1/13-9/30/13	154	37.64	154	30,016
Total	536	$37.26	536	$30,016

(1)   All of the shares purchased during the quarterly period ended September 30, 2013 were purchased as part of our common stock repurchase program.

(2)   In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program. The program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of September 30, 2013, $30.0 million remains available for repurchases under this program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2013	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer