Form 10-K
period 2013-12-31
WORLD FUEL SERVICES CORP
filed 2014-02-14
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-Accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $3,051,760,000.

As of February 5, 2014, the registrant had approximately 71,883,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III – Specified Portions of the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2013 10-K Report") as "World Fuel," "we," "our" and "us."

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel and related products and services on a worldwide basis. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States ("U.S.") and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers, as well as engage in crude oil marketing activities. In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

We have offices throughout the United States and in various foreign jurisdictions, including: the United Kingdom, Denmark, Norway, the Netherlands, Germany, Greece, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Puerto Rico, Canada, South Africa, Gibraltar, India and Australia. See "Item 2 – Properties" for a list of principal offices by business segment and "Exhibit 21.1 – Subsidiaries of the Registrant" included in this 2013 10-K Report for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 11 to the accompanying consolidated financial statements included in this 2013 10-K Report.

Our principal executive office is located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is 305-428-8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q ("10-Q Report"), Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics ("Code of Conduct"), Board of Directors' committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2013 10-K Report and are not incorporated by reference in this 2013 10-K Report.

Aviation Segment
We market fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. Our aviation-related services include fuel management, price risk management, arranging ground handling, providing 24/7 global dispatch services and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. In addition, we offer card payment solutions and related processing services. Because fuel is a major component of an aircraft's operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network of third-party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in any location worldwide on short notice.

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

Marine Segment
We market fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. Through our extensive network of offices, we provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. In addition, we offer card payment solutions and related processing services. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management.

We primarily act as a reseller as we generally take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in certain locations for strategic reasons in storage facilities that we own or lease and generally hedge in an effort to protect us against price risk. We also act as a broker and are paid a commission for negotiating the transaction by arranging the fuel purchase contract between the supplier and the end user and expediting the arrangements for the delivery of fuel. In addition, we enter into derivative contracts in order to mitigate the risk of market price fluctuations on certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

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

Land Segment
In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Our land-related services include management services for the procurement of fuel and price risk management. Additionally, we engage in crude oil marketing activities. We primarily conduct these activities throughout most of the United States as well as parts of Brazil and the United Kingdom.

In addition, we offer transaction management services, which include card payment solutions, merchant processing services, payment solutions for tolls across Europe, government payment systems for global fuel procurement and commercial payment programs in the land transportation industry.

In connection with our fuel marketing activities, we act as a reseller as we purchase fuel from a supplier and contemporaneously resell it to our customers through spot sales and contract sales. In general, fuel is delivered to our customers directly or at designated tanker truck loading terminals commonly referred to as "racks," which are owned and operated by our suppliers or other third-parties, or directly to customer locations through third party carriers. We also maintain inventory in certain locations including pipelines and ship inventory via railcar. Inventory held in storage or being shipped is typically hedged in an effort to protect us against price risk. Our cost of fuel is generally tied to market-based formulas and our suppliers typically extend unsecured trade credit to us. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations for certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

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

Employees
As of February 5, 2014, we employed 2,758 people worldwide.

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

Examples of forward-looking statements in this 2013 10-K Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, ability to collect outstanding accounts receivable, potential liabilities and the extent of any insurance coverage, the impact of litigation and other proceedings, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation and other proceedings, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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
  •
  adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;
  •
  currency exchange fluctuations;
  •
  failure of fuel and other products we sell to meet specifications;
  •
  our ability to manage growth;
  •
  our ability to effectively integrate and derive benefits from acquired businesses;
  •
  material disruptions in the availability or supply of fuel;
  •
  environmental and other risks associated with the storage, transportation and delivery of petroleum products;
  •
  the impact of the Lac-Mégantic derailment and related matters;
  •
  risks associated with operating in high risk locations;
  •
  uninsured losses;
  •
  the impact of natural disasters, such as hurricanes;
  •
  our failure to comply with the requirements, restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loans ("Term Loans");
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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2013 10-K Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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
We extend credit to certain of our customers in connection with their purchases of fuel and services from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers that would otherwise be required to prepay or post letters of credit with other suppliers of fuel and other services. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited because we sell primarily within the aviation, marine and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the aviation, marine or land transportation industries, political instability, terrorist activities, military action or natural disasters in our market areas. The overall volatility in the credit and financial markets over the past several years increases our potential exposure to customer credit risk because it can make it more difficult for our customers to access sufficient capital to meet their liquidity needs. This market volatility, coupled with a reduction of business activity generally, increases our risks related to our status as an unsecured creditor of most of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain of our contracts with customers, suppliers and financial institutions expose us to heightened counterparty risk, which could have an adverse effect on our business.
As part of our price risk management services, we offer our customers various pricing structures for future purchases of fuel, including derivatives products designed to assist our customers with hedging their exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward pricing contracts ("fixed forward contracts") with our customers and suppliers under which we agree to sell or purchase, as the case may be, certain volumes of fuel at fixed prices. In addition, we may enter into swap transactions with a customer where we act as the counterparty in the customer's own attempt to mitigate their risk against price fluctuations. Furthermore, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our financial risk in any of the foregoing types of transactions by entering into commodity-based derivative instruments with financial institution counterparties (such as exchanges, broker/dealers, large energy companies and commercial and investment banks), often on an unsecured basis.

If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction, we will have effectively extended unsecured credit to that customer in an amount equal to the difference between the fixed price and the current market price multiplied by the applicable volumes of fuel. Based on the volatility of fuel prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or their swap transactions. For example, in the event the spot market price of fuel at the time of delivery is significantly less than the fixed price, a customer could decide to default on their purchase obligation to us and purchase the fuel at the current spot market rate from another supplier. Meanwhile, we may have already entered into a corresponding commitment with a supplier and/or entered into a swap contract with a financial counterparty in order to offer our customer specified pricing or terms. Our failure to honor any of these commitments could expose us to claims for damages, penalties or other costs.

Although we have credit standards and perform credit evaluations of our customers and suppliers, our evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated. Accordingly, should any counterparty fail to honor its obligations under our agreements with them, we could sustain significant losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to costs and liabilities as a result of the derailment of a train carrying our crude oil in Lac-Mégantic, Quebec in July 2013.
We, on behalf of DPTS Marketing, LLC ("DPM"), a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC ("DPTS"), a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture's facility in New Town, North Dakota. We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway ("CPR") for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway ("MMA"). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

We, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in lawsuits and proceedings related to the incident. In addition, orders were issued by the government of Quebec against CPR, MMA and us, requiring CPR, MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. For a more detailed discussion of these proceedings, see "Legal Proceedings" under Part I – Item 3 of this 2013 10-K Report.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board is conducting an investigation into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

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
Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks including:

  •
  oil spills and other environmental mishaps;
  •
  fires, collisions and other catastrophic disasters;
  •
  loss of life;
  •
  severe damage to and destruction of property and equipment; and
  •
  loss of product and business interruption.

Damage arising from such occurrences may result in fines and third party lawsuits asserting large claims. We maintain insurance to mitigate these costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities we might suffer from the occurrence of one or more of the risks described above.

In addition, if we are involved in a spill, leak, fire or other accident involving hazardous substances or if there are releases of fuel or fuel products we own or have custody of, our operations could be disrupted. We could also be subject to material liabilities, such as the cost of investigating and remediating contaminated properties or claims by customers, employees or others who may have been injured, or whose property may have been damaged. These liabilities, to the extent not covered by insurance, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Some environmental laws impose strict liability, which means we could have liability without regard to whether we were negligent or at fault. Any of these occurrences, and any resulting negative media coverage, could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.

Information technology failures and data security breaches could harm our business.
We rely upon our information technology ("IT") and communications systems to support key business functions and the efficient operation of these systems is critical to our business. Our IT systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, viruses, security breaches, natural disasters, and/or errors by our employees. A significant disruption in the functioning of these systems could damage our reputation, our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and/or require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also have access to sensitive, confidential or personal data or information in certain of our businesses, some of which may be subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect such information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of that information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology protecting our networks that access and store sensitive information. The risk of a security breach or disruption, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union). Significant changes in applicable regulations may require us to make costly changes to our systems. Although we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Businesses we have acquired or may acquire in the future, as well as strategic investments such as joint venture arrangements, expose us to increased operating risks.
As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers, logistics companies and other service businesses. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. If we acquire new businesses in the future, we may incur substantial additional indebtedness and other expenses or we may complete potentially dilutive issuances of equity securities, which may affect the market price of our common stock, inhibit our ability to pay dividends or restrict our operations. We have also entered into joint venture arrangements and equity method investments intended to complement or expand our business. These types of transactions are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate.

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
  •
  the ability to integrate the IT systems of acquired businesses into our existing IT infrastructure and manage those systems that cannot be effectively integrated;
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
We maintain insurance to cover various risks associated with the operation of our business. Certain risks, however, such as environmental risks, are not fully insurable and our insurance coverage does not cover all potential losses, costs, or liabilities. Accordingly, our insurance policies may not adequately cover or may have exclusions of coverage for certain losses. Therefore, there can be no assurance that our insurance coverage will be available or will be adequate to cover claims that may arise.

Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims, such as the Lac-Mégantic derailment, and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles in order to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a significant increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to various risks in connection with our use of derivatives which could have an adverse effect on our results of operations.
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations could be ineffective. For example, because there currently is no market for aviation jet fuel futures, we enter into hedging transactions with respect to our aviation business by trading in heating oil futures. If the price of aviation jet fuel and heating oil are not correlated, then it is more likely that our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, heating oil is not a perfect substitute for aviation jet fuel and short-term significant pricing differences may occur. There may be times where the change in the price of jet fuel increases or decreases based on market supply-and-demand fundamentals or disruptive events (e.g. hurricanes) while the change in the price of heating oil remains relatively constant.

We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities associated with basis or time spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, entail exposure to adverse changes in commodity prices in relation to our proprietary position. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures with respect to hedging or proprietary trading, for example by engaging in unauthorized trading activity or failing to hedge a specific financial risk or observe limits on exposure, which could subject us to financial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, the majority of our derivatives are not designated as cash flow hedges for accounting purposes, and we therefore recognize changes in the fair market value of these derivatives as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair value of these derivatives are marked to market at the end of each quarter, changes in the fair value of our derivative instruments as a result of gains or losses may cause our earnings to fluctuate from period to period.

If we fail to comply with laws or other government regulations applicable to our operations, we could suffer penalties or costs that could have a material adverse effect on our business.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state and local government levels relating to, among other things:

  •
  the transportation and handling of fuel and fuel products;
  •
  the operation of fuel storage and distribution facilities;
  •
  workplace safety;
  •
  fuel spillage or seepage;
  •
  environmental protection;
  •
  consumer and data protection;
  •
  regulatory reporting requirements; and
  •
  hazardous waste disposal.

If we fail to comply with these laws or regulations, we could be subject to substantial fines or penalties or to civil or criminal liability. In addition, compliance with existing and future laws regulating the delivery of fuel by barge, truck or railcar, fuel storage terminals and underground storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs. Any significant fines and costs incurred as a result of such regulations could have a material adverse effect on our business and results of operations.

Reduced sales to our government customers could adversely affect our profitability.
As a result of complex logistics and extended payment terms for our government customers, sales of products and services to such customers generally carry higher margins than sales to other customers. U.S. government budget constraints and the scheduled withdrawal of armed forces from Afghanistan are expected to result in a decrease in defense spending, which in turn could cause a significant reduction in sales and related profit in our government services business. Furthermore, profitability associated with our government services business may fluctuate significantly from time to time as a result of the commencement, extension or completion of existing and new government contracts. Accordingly, a decrease in government sales could contribute disproportionately to a reduction in our gross margin and profitability and such decrease could be sudden. Therefore, the loss of a significant government customer or a material reduction in sales to government customers could adversely affect our business, financial condition, results of operations and cash flows.

Our business is dependent on the ability to obtain financing to meet our capital requirements and fund our future growth, which may be particularly difficult to obtain if there is volatility in the credit or capital markets.
We rely on credit arrangements with banks, suppliers and other parties as a significant source of liquidity for capital requirements not satisfied by operating cash flow. Any inability to obtain credit as and when we need it on commercially reasonable terms or at all, such as in the event there is a substantial tightening of the global credit markets or a significant reduction in supplier trade credit, could have a negative impact on our business, financial condition, and cash flows, as well as our future development and growth. Furthermore, if we are unable to obtain debt financing and instead raise capital through an equity issuance, existing shareholders would be diluted. Even if we are able to obtain debt financing, the restrictions creditors may place on our operations and our increased interest expense and leverage could limit our ability to grow.

Adverse conditions in the aviation, marine and land transportation industries may have an adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

In addition, the aviation, marine and land transportation industries are subject to continuing changes in laws and regulations, including environmental regulations mandating or incentivizing alternative energy sources or attempting to control or limit emissions and pollution. For example, recent amendments to the International Convention for the Prevention of Pollution from Ships, or MARPOL, established a phased reduction of the sulfur content in fuel oil and allows for stricter sulfur limits in designated emission control areas. Further changes in laws and regulations applicable to international and national maritime trade are expected over the coming years. Complying with these and other laws and regulations may require capital expenditures by our customers or otherwise increase our customers' operating costs, which could in turn, reduce the demand for our products and services. Although the ultimate impact of any regulations is difficult to predict accurately, they could have a material adverse effect on our business or on the businesses of our customers.

If the fuel and other products we purchase from our suppliers fails to meet the contractual specifications we have agreed to supply to our customers, our business could be adversely affected.
We purchase fuel and other products from suppliers and resell to customers. If the fuel and other products we sell fails to meet the specifications we have agreed to with customers, we could incur significant liabilities if a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. In addition, our relationship with our customers could be adversely affected and adverse publicity about any allegations of contaminated products may negatively affect us, regardless of whether the allegations are true. Although in most cases we have recourse against our suppliers for products that fail to meet contractual specifications, such recourse cannot be assured and may be costly to enforce. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing an agreement in a foreign jurisdiction. Any significant liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices have been extremely volatile in the past, may be volatile in the future and depend on factors outside of our control, such as:

  •
  global economic conditions;
  •
  changes in global crude oil and natural gas prices;
  •
  expected and actual supply and demand for fuel;
  •
  political conditions;
  •
  laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;
  •
  changes in pricing or production controls by various organizations and oil producing countries;
  •
  technological advances affecting energy consumption or supply;
  •
  energy conservation efforts;
  •
  price and availability of alternative fuels; and
  •
  weather.

As fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations in order to reduce costs or comply with new environmental regulations to obtain associated incentives. For example, in the shipping industry an increasing number of container ships are sailing at reduced speeds, known as "slow-steaming," in order to conserve fuel and reduce carbon emissions. In any such event, there can be no assurance that the volume of orders from our customers will increase again or that we will be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers' demands or could require us to prepay for fuel purchases which would impair our liquidity.

We also maintain fuel inventories for competitive reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory. Our inventory is valued using the average cost methodology and is stated at the lower of average cost or market. While we attempt to mitigate these fluctuations through hedging, there can be no assurance that such hedges will be effective. A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. Accordingly, if the market value of our inventory is less than our average cost, we would record a write-down of inventory and a non-cash charge to cost of revenue, which would adversely impact our earnings.

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

In particular, we operate in certain international markets which have been plagued by corruption and have uncertain regulatory environments, either of which could have a negative impact on our operations there. Furthermore, many countries in which we operate have historically been, and may continue to be, susceptible to recessions or currency devaluation.

We also operate in certain high risk locations that have been experiencing military action or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations in those areas. In these high risk locations, we may also incur substantial operating costs, including maintaining the safety of our personnel. Furthermore, we cannot guarantee the safety of our personnel in these locations and there is a risk of serious injury or loss of life of employees or subcontractors.

Our international operations require us to comply with applicable U.S and international laws and regulations.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Anti-Bribery Act, and economic sanction programs administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business and the U.K. Anti-Bribery Act prohibits bribery both in the United Kingdom and internationally, as well as bribery across public and private sectors. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC-administered sanctions, specifically Cuba, Iran, Syria and Sudan. These business dealings, which represent an insignificant amount of our consolidated revenues and income, generally consist of the purchase of overflight permits and the provision of flight support and fuel services pursuant to licenses issued by OFAC or as otherwise permitted by U.S. sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

On December 8, 2009, we received an administrative subpoena from OFAC requesting information regarding our transactions involving Sudanese overflight payments since June 30, 2008. We responded to the subpoena and identified a small number of sanctioned country-related transactions which took place after our license had expired that may have resulted in violations of U.S. sanctions regulations or our OFAC-issued license. In our response to OFAC, we noted that the transactions we identified as potential violations resulted in very small amounts of revenue to us. We have also taken various remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against us. Additionally, in the course of its ongoing review, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment agreements with certain of our key executive officers, the employment agreements do not prevent those officers from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business will be adversely affected. While we maintain key man life insurance with respect to certain members of senior management, our coverage levels may not be sufficient to offset any losses we may incur and there is no assurance that we will continue to maintain key man life insurance in the future.

Our failure to comply with the requirements of our Credit Facility and Term Loans could adversely affect our operating flexibility.
We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, such as limiting or prohibiting our ability to (i) pay dividends, (ii) incur additional debt, (iii) create liens, (iv) make restricted payments, (v) sell assets and (vi) engage in mergers or acquisitions. Our failure to comply with the requirements of these facilities, including meeting certain financial ratios, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party, such as certain derivative contracts and promissory notes issued in connection with acquisitions, and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations may be adversely affected by legislation as well as competition from other energy sources and new or advanced technology.
Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There are significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability.

In addition, federal, state and/or foreign governments may enact legislation or regulations that attempt to control or limit GHGs such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates, or impose costs or restrictions on end users of fuel. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG. Finally, the focus on climate change could also negatively impact the reputation of fuel products or services such as those we offer. The occurrence of the foregoing events could put upward pressure on the cost of fuel relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.

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
The Dodd-Frank Wall Street Transparency and Accountability Act of 2010 (the "Act") provides for federal regulation of the over-the-counter swaps market both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission ("CFTC") and the SEC broad authority to regulate the swaps market and its principal participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The CFTC and the SEC are continuing to consider, finalize and implement rules governing, among other things, where swaps are transacted (on exchange versus off exchange); how they are transacted (cleared versus uncleared; margined versus unmargined); the differing responsibilities of those who participate in over-the-counter derivatives (end users, swap dealers, major swap participants); and the application of cross-border rules in the global derivatives market. Regulations setting limits on the size of a party's derivative positions in major energy markets were adopted by the CFTC but vacated after a successful challenge in Federal court. In November 2013, the CFTC proposed a new position limits rule which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions. We cannot currently predict whether or when the proposed rule will be adopted or the effect of the final rule on our business. Furthermore, certain of the other requirements under the Act have taken effect and other regulations that could have a significant impact on us are expected to be finalized in the near future.

In addition, various foreign jurisdictions have adopted or are in the process of adopting legislation regulating the use of derivatives, including Singapore and Europe, where we currently conduct certain derivatives related activities.

As regulations are finalized, adopted and implemented, we continue to evaluate how legislation will impact our ability to conduct our business. In particular, the Act and any new (or newly implemented) regulations and international legislation could significantly increase the cost of our derivative contracts (including through requirements to post collateral, which could adversely affect our cash flows and liquidity, or subject us directly or indirectly to reporting requirements), materially alter the terms of our derivative contracts, reduce our ability to offer derivative and other price management products to our customers, reduce the demand for our price risk management services, reduce the availability of derivatives to protect against risks we encounter, increase price volatility in commodities we buy and sell (and derivatives related to those commodities), reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If the increased cost of derivative contracts is significant or we reduce or limit our derivatives activities as a result of the legislation, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

Increased governmental regulation of shipments by rail of crude oil and other fuel products may lead to additional costs.
We rely in part on rail shipments to transport crude oil and other fuel products in both the United States and Canada. Recent rail incidents have led and are likely to continue to lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the tank cars that transport these products. We cannot predict with any certainty what form any additional regulations may take. Any increased regulation could result in higher operating costs, which could adversely affect our operating results.

Material disruptions in the availability or supply of fuel would adversely affect our business.
The success of a significant portion of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel-related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

Our cash equivalents and investments are subject to risks that may cause illiquidity and losses from declines in value.
Our cash equivalents, principally consisting of overnight investments, bank money market accounts and bank time deposits are subject to credit, liquidity, market and interest rate risk, which can be exacerbated by volatility in the capital markets. Adverse changes in this respect can result in the decline of the fair value of our cash equivalents and therefore our liquidity, which could materially affect our business, financial condition, results of operations and cash flows.

Current and future litigation could have an adverse effect on us.
We are currently involved in legal proceedings that have arisen in the ordinary course of our business. Lawsuits and other administrative or legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

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

In addition, many of our customers are based outside of the U.S. and may be required to purchase U.S. dollars to pay for our products and services. A rapid depreciation or devaluation in currency that affects our customers could have an adverse effect on their operations and their ability to convert local currency to U.S. dollars in order to make required payments to us. This could, in turn, increase our credit losses and adversely affect our business, financial condition, results of operations and cash flows.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to re-enter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing in order to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

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

Furthermore, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and, although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our principal properties, all of which are leased, as of February 5, 2014. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2014 in any material respect.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021
3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018
62 Buckingham Gate London, UK SW1E 6AJ	Administrative, operations and sales office for aviation, marine and land segments	June 2023
Kingfisher House North Park Gatwick Road Crawley, West Sussex, UK RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015
238A Thompson Road #17-03 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	December 2015
Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017
Av. Rio Branco 181/3602 – Parte, Centro Rio de Janeiro, Brazil 20040 007	Administrative, operations and sales office for aviation, marine and land segments	December 2016
Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	October 2014
Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	March 2018
555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224, USA	Administrative, operations and sales office for land segment	January 2015
605 North Highway 169, Suite 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2018
One Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	December 2015
Virkelyst 10 DK-9400 Nr. Sundby, Denmark	Administrative, operations and sales office for aviation and land segments	August 2015
6000 Metcalf Ln Shawnee Mission, KS 66202, USA	Administrative, operations and sales office for land segment	April 2017
8650 College Blvd Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, marine and land segments	December 2014

 Item 3. Legal Proceedings

Lac-Mégantic, Quebec
As described in Note 7 to the Consolidated Financial Statements – Commitments and Contingencies – Lac-Mégantic, Quebec, various lawsuits have been filed against us and other third parties related to the Lac-Mégantic incident. In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the Circuit Court of Cook County, Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. The actions were removed to the United States District Court for the Northern District of Illinois (the "IL District Court") and subsequently reassigned to a single judge in the IL District Court (other than one action that was remanded to state court prior to reassignment and another that was voluntarily dismissed by the plaintiffs). The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the "ME District Court"), where MMA's bankruptcy is pending, to transfer all of these actions to that court. The motion to transfer is currently pending before the ME District Court and the IL District Court has stayed all rulings in the actions, including the motion to remand, until after the Maine court has ruled on the motion to transfer. We believe these claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. We believe these claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the "Minister") issued an order requiring MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. The Minister subsequently issued a modified order, to which CPR was added as a party. The requirements of the modified order with respect to us are not materially different from the initial order (the initial order and modified order are hereinafter collectively referred to as the "Order"). We have filed a contestation of the Order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, that challenges the legality and validity of the Order on various grounds.

As a result of the Lac-Mégantic derailment, the Canadian Transportation Safety Board is conducting an investigation into the cause of the derailment and the events surrounding it. In addition, the Quebec police are conducting a criminal investigation and are reported to be coordinating with Canadian and U.S. law enforcement authorities.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

Cathay Pacific Litigation
On April 11, 2012, Cathay Pacific Airways Limited ("Cathay") filed a writ in the High Court of the Republic of Singapore against one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. ("WFSS") alleging property damage and bodily injuries arising out of the emergency landing of a Cathay aircraft in Hong Kong on April 13, 2010, which Cathay alleged was caused by contaminated fuel supplied by WFSS. Cathay also alleged that WFSS supplied contaminated fuel to a Cathay flight originating from the same airport on April 12, 2010. On November 16, 2012, Cathay filed a Statement of Claim in the High Court of the Hong Kong Special Administrative Region against WFSS and PT Pertamina (Persero) ("Pertamina"), the party that supplied the subject fuel to WFSS, alleging breach of contract and negligence. Although not specified in either the writ or the claim, Cathay was asserting damages relating to the incident of approximately $34.0 million. Effective December 24, 2013, Cathay, WFSS and Pertamina entered into a settlement agreement whereby Cathay, in consideration of payments from each of WFSS and Pertamina, agreed to release and forever discharge any and all claims it may have against WFSS and Pertamina arising out of these incidents without any admission of liability by WFSS or Pertamina. The amount due to Cathay from WFSS under the settlement agreement was not significant and fully covered by insurance. The parties jointly filed a Notice of Discontinuance dismissing the Singapore case in January 2014 and the settlement agreement requires that the parties take similar action to have the Hong Kong case dismissed.

Other Matters
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business operations including, but not limited to: (i) commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, (ii) environmental claims and (iii) bankruptcy preference claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol INT. As of February 5, 2014, there were 320 shareholders of record of our common stock and the closing price of our stock on the NYSE was $42.81. The following table sets forth, for each quarter in 2013 and 2012, the high and low closing sales prices of our common stock as reported by the NYSE.

	Price
	High	Low

2013
First quarter	$45.11	$37.84
Second quarter	41.88	37.03
Third quarter	41.62	35.00
Fourth quarter	43.21	36.79
2012
First quarter	$48.94	$40.09
Second quarter	44.32	35.40
Third quarter	41.03	34.58
Fourth quarter	41.68	34.00

Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2013 and 2012.

	Per Share Amount	Declaration Date	Record Date	Payment Date

2013
First quarter	$0.0375	March 8, 2013	March 22, 2013	April 5, 2013
Second quarter	0.0375	May 31, 2013	June 21, 2013	July 5, 2013
Third quarter	0.0375	August 23, 2013	September 20, 2013	October 4, 2013
Fourth quarter	0.0375	November 26, 2013	December 13, 2013	January 3, 2014
2012
First quarter	$0.0375	March 6, 2012	March 23, 2012	April 6, 2012
Second quarter	0.0375	June 12, 2012	June 22, 2012	July 6, 2012
Third quarter	0.0375	August 24, 2012	September 14, 2012	October 5, 2012
Fourth quarter	0.0375	November 20, 2012	December 14, 2012	January 4, 2013

Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $50.0 million plus (ii) 50% of the cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ended March 31, 2010, plus (iii) 100% of the net proceeds of all equity issuances made after October 2013. For additional information regarding our Credit Facility and Term Loans, see Note 6 to the accompanying consolidated financial statements, included herein, and "Liquidity and Capital Resources" in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five-year period from December 31, 2008 through December 31, 2013. The cumulative return includes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
 Among World Fuel, the Russell 2000 Index, and the S&P Energy Index
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Equity Compensation Plans
The following table summarizes securities authorized for issuance related to outstanding restricted stock units ("RSUs") and stock-settled stock appreciation rights ("SSAR Awards") under our equity compensation plan (which was approved by our shareholders) and available for future issuance under our equity compensation plan as of December 31, 2013 (in thousands, except weighted average price data):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding RSUs and SSAR Awards	(b) Weighted average exercise or conversion price of outstanding RSUs and SSAR Awards	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

2006 Omnibus Plan	1,019	$10.07	3,495

There are no outstanding warrants to purchase our common stock.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2013 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

10/1/13-10/31/13	—	$ —	—	$30,016
11/1/13-11/30/13	390	38.49	389	15,028
12/1/13-12/31/13	—	—	—	15,028

Total	390	$38.49	389	$15,028

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)
In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the "Repurchase Program"). The program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time. As of December 31, 2013, approximately $15.0 million remains available for repurchases under this program. The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2013, see the corresponding 10-Q Report for each such quarter.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data and "Risk Factors" included elsewhere in this 2013 10-K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)

Revenue	$41,561,947	$38,945,338	$34,622,854	$19,131,147	$11,295,177
Cost of revenue	40,809,189	38,271,891	33,987,851	18,689,006	10,919,586

Gross profit	752,758	673,447	635,003	442,141	375,591
Operating expenses (6)	488,400	416,424	378,031	261,275	221,596

Income from operations	264,358	257,023	256,972	180,866	153,995
Non-operating expenses, net	(17,693)	(17,428)	(18,769)	(3,336)	(4,086)

Income before income taxes	246,665	239,595	238,203	177,530	149,909
Provision for income taxes	39,505	38,244	39,001	31,027	32,346

Net income including noncontrolling interest	207,160	201,351	199,202	146,503	117,563
Net income (loss) attributable to noncontrolling interest	4,085	12,006	5,173	(362)	424

Net income attributable to to World Fuel	$203,075	$189,345	$194,029	$146,865	$117,139

Basic earnings per common share	$2.85	$2.66	$2.74	$2.36	$1.99

Basic weighted average common shares	71,224	71,154	70,687	62,168	59,003

Diluted earnings per common share	$2.83	$2.64	$2.71	$2.31	$1.96

Diluted weighted average common shares	71,800	71,817	71,510	63,441	59,901

Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)

Cash, cash equivalents and short-term investments	$292,061	$172,740	$205,415	$272,893	$306,943
Accounts receivable, net	2,538,642	2,193,866	2,160,561	1,386,700	951,398
Total current assets	3,815,501	3,281,377	3,122,227	2,067,867	1,467,947
Total assets	4,739,277	4,107,751	3,697,246	2,566,450	1,747,995
Total current liabilities	2,514,515	2,149,298	2,026,142	1,358,484	951,711
Total long-term liabilities	545,868	416,829	324,386	81,402	63,035
Total equity (7)	1,678,894	1,541,624	1,346,718	1,126,564	733,249

(1)
In 2013, we completed three acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)
In 2012, we acquired i) certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the "CarterEnergy business") on September 1st, ii) certain assets of Multi Service Corporation, including the assets comprising its transaction management business, and all of the outstanding stock of its foreign subsidiaries (the "Multi Service business") on December 31st and iii) completed three additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(3)
In 2011, we acquired i) all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates ("NCS") and ii) all of the outstanding stock of Ascent Aviation Group, Inc. ("Ascent") on March 1st and April 1st, respectively, and completed six additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(4)
In 2010, we acquired i) certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the "Lakeside business") on July 1st, ii) all of the outstanding stock of Western Petroleum Company ("Western") on October 1st, iii) all of the outstanding stock of The Hiller Group Incorporated, Air Petro Corp. and all of the outstanding membership interests of HG Equipment, LLC and AHT Services, LLC (collectively, "Hiller") on December 31st and iv) completed two additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(5)
In April 2009, we acquired i) all of the outstanding stock of Henty Oil Limited, Tank and Marine Engineering Limited and Henty Shipping Services Limited (collectively, "Henty") and ii) certain assets of TGS Petroleum, Inc., including the assets comprising its wholesale motor fuel distribution business (the "TGS business"). The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since April 1, 2009.

(6)
Included in operating expenses are total non-cash compensation costs associated with share-based payment awards of $16.7 million for 2013, $14.1 million for 2012, $11.0 million for 2011, $10.1 million for 2010 and $6.5 million for 2009 and intangible amortization expense of $22.4 million for 2013, $18.1 million for 2012, $25.0 million for 2011, $9.8 million for 2010 and $8.3 million for 2009.

(7)
In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program. In 2010, we completed a public offering of 9,200,000 shares of our common stock and received net proceeds of $218.8 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 – Selected Financial Data," and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2013 10-K Report. The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in "Item 1A – Risk Factors."

Overview
We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel and related products and services on a worldwide basis. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. Additionally, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers and we engage in crude oil marketing activities.

In our aviation and land segments, we primarily purchase and resell fuel and other products, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

Our revenue and cost of revenue are significantly impacted by world oil prices, as evidenced in part by our revenue and cost of revenue fluctuations in previous fiscal years, while our gross profit is not necessarily impacted by changes in world oil prices. However, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers' operating expenses, volatile and/or high fuel prices can adversely affect our customers' businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See "Item 1A – Risk Factors" of this 2013 10-K Report.

Reportable Segments
We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 2013 10-K Report.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2013 10-K Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share-based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2013 10-K Report.

Revenue Recognition
Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see "Item 1A – Risk Factors" in this 2013 10-K Report.

Inventories
Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

Derivatives
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception ("NPNS"), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheets and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other (expense) income, net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other (expense) income, net in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

From time to time, we may perform the first step of quantitative testing for goodwill impairment in lieu of performing a qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value. We estimate the fair value of a reporting unit using discounted cash flows and market capitalization methodologies.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment and appropriate remaining useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.5 million, $11.2 million and $8.3 million during 2013, 2012 and 2011, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

Results of Operations
The results of operations include the results of (i) the Multi Service business (aviation, marine, and land segments) commencing on December 31, 2012, (ii) the CarterEnergy business (land segment) commencing on September 1, 2012, (iii) Ascent (aviation segment) commencing on April 1, 2011 and (iv) NCS (aviation and land segments) commencing on March 1, 2011.

2013 compared to 2012

Revenue. Our revenue for 2013 was $41.6 billion, an increase of $2.6 billion, or 6.7%, as compared to 2012. Our revenue during these periods was attributable to the following segments (in thousands):

	2013	2012	$ Change

Aviation segment	$16,087,611	$14,692,042	$1,395,569
Marine segment	14,790,342	14,750,425	39,917
Land segment	10,683,994	9,502,871	1,181,123

Total	$41,561,947	$38,945,338	$2,616,609

Our aviation segment revenue for 2013 was $16.1 billion, an increase of $1.4 billion, or 9.5% as compared to 2012. Of the increase in aviation segment revenue, $2.0 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.6 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in 2013 as compared to 2012.

Our marine segment revenue for 2013 and 2012 was $14.8 billion. Of the increase in marine segment revenue, $0.5 billion was due to increased volume attributable to new and existing customers, which was principally offset by a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in 2013 as compared to 2012.

Our land segment revenue for 2013 was $10.7 billion, an increase of $1.2 billion, or 12.4%, as compared to 2012. The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit. Our gross profit for 2013 was $752.8 million, an increase of $79.3 million, or 11.8%, as compared to 2012. Our gross profit during these periods was attributable to the following segments (in thousands):

	2013	2012	$ Change

Aviation segment	$327,178	$294,601	$32,577
Marine segment	177,052	208,028	(30,976)
Land segment	248,528	170,818	77,710

Total	$752,758	$673,447	$79,311

Our aviation segment gross profit for 2013 was $327.2 million, an increase of $32.6 million, or 11.1%, as compared to 2012. Of the increase in aviation segment gross profit, $28.6 million was due to increased volume attributable to new and existing customers and $10.9 million was due to gross profit from acquired businesses. These increases were partially offset by $6.9 million in lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for 2013 was $177.1 million, a decrease of $31.0 million, or 14.9%, as compared to 2012. Of the decrease in marine segment gross profit, $37.6 million was due to decreased gross profit per metric ton sold principally due to limited price volatility in 2013 and fluctuations in customer mix. This decrease was partially offset by $6.6 million due to increased volume attributable to new and existing customers.

Our land segment gross profit for 2013 was $248.5 million, an increase of $77.7 million, or 45.5%, as compared to 2012. The increase in land segment gross profit was principally due to gross profit from acquired businesses.

Operating Expenses. Total operating expenses for 2013 were $488.4 million, an increase of $72.0 million, or 17.3%, as compared to 2012. The following table sets forth our expense categories (in thousands):

	2013	2012	$ Change

Compensation and employee benefits	$288,021	$237,362	$50,659
Provision for bad debt	11,745	4,790	6,955
General and administrative	188,634	174,272	14,362

Total	$488,400	$416,424	$71,976

The $50.7 million increase in compensation and employee benefits was principally due to the inclusion of expenses from acquired businesses. The $7.0 million increase in provision for bad debt was principally due to an overall increase in the accounts receivable balance in 2013 as compared to 2012 and additional reserves for specific customers. The $14.4 million increase in general and administrative expenses was due to $26.2 million related to the inclusion of expenses from acquired businesses, which was partially offset by $11.8 million in decreased expenses due to efforts to drive greater operational efficiencies.

Income from Operations. Our income from operations for 2013 was $264.4 million, an increase of $7.3 million, or 2.9%, as compared to 2012. Income from operations during these periods was attributable to the following segments (in thousands):

	2013	2012	$ Change

Aviation segment	$150,886	$128,153	$22,733
Marine segment	73,770	103,229	(29,459)
Land segment	84,767	75,291	9,476

	309,423	306,673	2,750
Corporate overhead – unallocated	45,065	49,650	(4,585)

Total	$264,358	$257,023	$7,335

Our aviation segment income from operations for 2013 was $150.9 million, an increase of $22.7 million, or 17.7%, as compared to 2012. This increase resulted from $32.6 million in higher gross profit, which was partially offset by $9.9 million in increased operating expenses attributable to the inclusion of acquired businesses.

Our marine segment income from operations for 2013 was $73.8 million, a decrease of $29.5 million, or 28.5%, as compared to 2012. This decrease principally resulted from $31.0 million in lower gross profit.

Our land segment income from operations for 2013 was $84.8 million, an increase of $9.5 million, or 12.6%, as compared to 2012. This increase resulted from $77.7 million in higher gross profit, which was partially offset by increased operating expenses of $68.2 million. Of the increase in land segment operating expenses, $67.1 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for 2013 were $45.1 million, a decrease of $4.6 million, or 9.2%, as compared to 2012. The decrease in corporate overhead costs not charged to the business segments was attributable to decreases in general and administrative expenses, principally professional fees.

Non-Operating Expenses, net. For 2013, we had non-operating expenses, net of $17.7 million, an increase of $0.3 million, or 1.5%, as compared to 2012.

Income Taxes. For 2013, our effective income tax rate was 16.0% and our income tax provision was $39.5 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $38.2 million for 2012. Although there was no net change in the overall effective income tax rate between 2013 and 2012, the rates continue to have various recurring components attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and outstanding uncertain tax positions net of certain nonrecurring discrete tax items including statute lapses, audit settlements, and a change in estimate.

Net Income Attributable to Noncontrolling Interest. For 2013, net income attributable to noncontrolling interest was $4.1 million, a decrease of $7.9 million, or 66.0%, as compared to 2012. The decrease was principally due to the results of our crude oil marketing joint venture.

Net Income and Diluted Earnings per Common Share. Our net income for 2013 was $203.1 million, an increase of $13.7 million, or 7.3%, as compared to 2012. Diluted earnings per common share for 2013 was $2.83 per common share, an increase of $0.19 per common share, or 7.2% as compared to 2012.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for 2013 was $230.5 million, an increase of $14.6 million, or 6.8%, as compared to 2012. Non-GAAP diluted earnings per common share for 2013 was $3.22 per common share, an increase of $0.21 per common share, or 7.0%, as compared to 2012. The following table sets forth the reconciliation between our net income and non-GAAP net income for 2013 and 2012 (in thousands):

	2013	2012

Net income attributable to World Fuel	$203,075	$189,345
Share-based compensation expense, net of income taxes of $5,534 and $4,442 for 2013 and 2012, respectively	11,182	9,637
Intangible asset amortization expense, net of income taxes of $8,128 and $4,090 for 2013 and 2012, respectively	14,448	14,037
Expenses related to certain acquisitions, net of income taxes of $1,574 for 2012*	1,822	2,924

Non-GAAP net income attributable to World Fuel	$230,527	$215,943

*
The expenses incurred in 2013 relate to the anticipated 2014 acquisition of Watson Petroleum Limited. The 2012 expenses relate to the acquisition of the Multi Service business.

The following table sets forth the reconciliation between our diluted earnings per common share and our non-GAAP diluted earnings per common share for 2013 and 2012:

	2013	2012

Diluted earnings per common share	$2.83	$2.64
Share-based compensation expense, net of income taxes	0.16	0.13
Intangible asset amortization expense, net of income taxes	0.20	0.20
Expenses related to certain acquisitions net of income taxes*	0.03	0.04

Non-GAAP diluted earnings per common share	$3.22	$3.01

*
The expenses incurred in 2013 relate to the anticipated 2014 acquisition of Watson Petroleum Limited. The 2012 expenses relate to the acquisition of the Multi Service business.

The non-GAAP financial measures exclude costs associated with share based compensation, amortization of acquired intangible assets and expenses related to certain acquisitions primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, as well as the expenses related to the anticipated acquisition of Watson Petroleum Limited and the acquisition of the Multi Service business, are useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

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

Non-Operating Expenses, net. For 2012, we had non-operating expenses, net of $17.4 million, a decrease of $1.3 million, or 7.1%, as compared to 2011. This decrease was due to a $2.8 million positive change related to foreign currency transaction gains and losses and a $1.8 million positive change related to non-operating activities. This decrease was partially offset by a $3.3 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in 2012 as compared to 2011.

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

Net Income Attributable to Noncontrolling Interest. For 2012, net income attributable to noncontrolling interest was $12.0 million, an increase of $6.8 million as compared to 2011. The increase was principally due to the results of our crude oil marketing joint venture.

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

	2012	2011

Net income attributable to World Fuel	$189,345	$194,029
Share-based compensation expense, net of income taxes of $4,442 and $3,480 for 2012 and 2011, respectively	9,637	7,558
Intangible asset amortization expense, net of income taxes of $4,090 and $5,465 for 2012 and 2011, respectively	14,037	19,546
Expenses related to the acquisition of the Multi Service business, net of income taxes of $1,574	2,924	—

Non-GAAP net income attributable to World Fuel	$215,943	$221,133

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

The non-GAAP financial measures exclude costs associated with share based compensation, amortization of acquired intangible assets and expenses related to certain acquisitions primarily because we do not believe they are reflective of the Company's core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, as well as the expenses related to the acquisition of the Multi Service business, are useful for purposes of evaluating operating performance of our core operating results and comparing them period-over-period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for 2013, 2012 and 2011. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2013	2012	2011

Net cash provided by (used in) operating activities	$264,302	$145,791	$(142,536)
Net cash used in investing activities	(174,560)	(246,622)	(144,632)
Net cash provided by financing activities	29,509	66,858	222,566

2013 compared to 2012
Operating Activities.For 2013, net cash provided by operating activities was $264.3 million as compared to $145.8 million for 2012. The $118.5 million increase in operating cash flows was principally due to favorable year-over-year changes in working capital.

Investing Activities. For 2013, net cash used in investing activities was $174.6 million as compared to $246.6 million for 2012. The $72.0 million decrease in cash used in investing activities was principally due to a $140.8 million reduction in cash used for acquisitions and other investments in 2013 as compared to 2012, which was partially offset by a $54.3 million increase in capital expenditures for the upgrade and expansion of certain inventory storage and transloading facilities in 2013.

Financing Activities. For 2013, net cash provided by financing activities was $29.5 million as compared to $66.9 million for 2012. The $37.4 million decrease in cash provided by financing activities was principally due to purchases of common stock of $35.0 million.

2012 compared to 2011
Operating Activities.For 2012, net cash provided by operating activities was $145.8 million as compared to net cash used in operating activities of $142.5 million for 2011. The $288.3 million increase in operating cash flows was principally due to favorable year-over-year changes in working capital.

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

Other Liquidity Measures

Cash and Cash Equivalents. As of December 31, 2013 and 2012, we had cash and cash equivalents of $292.1 million and $172.7 million, respectively, of which $39.7 million and $172.7 million, respectively, was available for use by our U.S. subsidiaries without incurring additional costs. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowings of up to $1.1 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $200.0 million and $100.5 million as of December 31, 2013 and 2012, respectively. Our issued letters of credit under the Credit Facility totaled $7.4 million and $47.4 million as of December 31, 2013 and 2012, respectively. We also had $242.5 million and $247.5 million in Term Loans outstanding as of December 31, 2013 and 2012, respectively.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2013, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2013 and 2012, our outstanding letters of credit and bank guarantees under these credit lines totaled $150.6 million and $184.2 million, respectively. We also have Receivables Purchase Agreements ("RPAs") that allow for the sale of up to an aggregate of $325.0 million of our accounts receivable. As of December 31, 2013, we had sold accounts receivable of $95.7 million under the RPAs.

Short-Term Debt. As of December 31, 2013, our short-term debt of $14.6 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, capital lease obligations and Term Loan borrowings.

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

Contractual Obligations and Off-Balance Sheet Arrangements
Our significant contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see Notes 6 and 7 in the notes to the consolidated financial statements in Item 15 of this 2013 10-K Report.

Contractual Obligations
As of December 31, 2013, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Debt and interest obligations	$529,388	$28,720	$49,626	$451,042	$—
Operating lease obligations	160,872	31,649	54,562	34,259	40,402
Employment agreement obligations	15,643	8,188	7,455	—	—
Derivatives obligations	20,139	19,637	502	—	—
Purchase commitment obligations	13,880	13,880	—	—	—
Other obligations	7,653	2,673	4,586	394	—

Total	$747,575	$104,747	$116,731	$485,695	$40,402

Debt and Interest Obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on the expected payment dates.

Other Obligations. These obligations primarily consist of deferred compensation arrangements.

Unrecognized Income Tax Liabilities. As of December 31, 2013, our liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities") were $36.2 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2013, we had issued letters of credit and bank guarantees totaling $158.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in "Liquidity and Capital Resources" above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2013, we had $34.1 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this 2013 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. As of December 31, 2013, there were no outstanding cash flow hedges. As of December 31, 2012, we recorded a net gain of $0.1 million associated with our outstanding cash flow hedges.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2013 and 2012, we recorded net gains of $0.7 million and $1.0 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2013 and 2012, we recorded net gains of $2.9 million and $9.8 million, respectively, associated with our outstanding non-designated derivatives.

As of December 31, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	829	BBL	$97.07	$0.731	$606
	2014	Commodity contracts for inventory hedging (short)	2,408	BBL	120.21	(0.588)	(1,415)

							$(809)

Non-Designated	2014	Commodity contracts (long)	21,201	BBL	$76.85	$1.536	$32,558
	2014	Commodity contracts (short)	22,110	BBL	81.56	(1.208)	(26,703)
	2015	Commodity contracts (long)	855	BBL	66.61	2.743	2,345
	2015	Commodity contracts (short)	711	BBL	96.45	(2.745)	(1,952)
	2014	Foreign currency contracts (long)	7,306	AUD	0.93	(0.045)	(332)
	2014	Foreign currency contracts (short)	14,846	AUD	0.92	0.031	463
	2014	Foreign currency contracts (long)	5,163	BRL	2.35	0.002	10
	2014	Foreign currency contracts (short)	6,143	CAD	1.05	(0.011)	(69)
	2014	Foreign currency contracts (long)	16,455	CAD	1.05	0.022	367
	2014	Foreign currency contracts (short)	3,623,136	CLP	526.58	0.000	5
	2014	Foreign currency contracts (long)	2,050,646	CLP	522.03	0.000	88
	2014	Foreign currency contracts (short)	22,377,451	COP	1,919.11	(0.000)	(71)
	2014	Foreign currency contracts (long)	21,721,361	COP	1,924.54	0.000	40
	2014	Foreign currency contracts (short)	68,422	DKK	5.49	0.002	133
	2014	Foreign currency contracts (short)	37,000	DKK	5.51	(0.003)	(105)
	2014	Foreign currency contracts (long)	9,380	EUR	1.36	0.012	108
	2014	Foreign currency contracts (short)	32,640	EUR	1.36	(0.013)	(414)
	2014	Foreign currency contracts (long)	135,817	GBP	1.62	0.040	5,433
	2014	Foreign currency contracts (short)	201,321	GBP	1.61	(0.046)	(9,242)
	2014	Foreign currency contracts (long)	18,569	INR	62.00	0.000	—
	2014	Foreign currency contracts (short)	111,367	INR	63.39	(0.000)	(38)
	2014	Foreign currency contracts (long)	393,196	JPY	100.37	(0.001)	(214)
	2014	Foreign currency contracts (short)	480,270	JPY	100.70	0.001	336
	2014	Foreign currency contracts (long)	1,247,152	MXN	13.12	0.000	78
	2014	Foreign currency contracts (short)	1,074,000	MXN	13.06	0.000	70
	2014	Foreign currency contracts (short)	42,500	NOK	6.14	0.002	83
	2014	Foreign currency contracts (short)	41,041	NOK	6.09	0.001	35
	2014	Foreign currency contracts (long)	2,558	PLN	3.09	(0.009)	(23)
	2014	Foreign currency contracts (short)	17,409	RON	3.29	(0.003)	(55)
	2014	Foreign currency contracts (short)	29,931	SGD	1.25	(0.006)	(171)
	2014	Foreign currency contracts (short)	24,708	SGD	1.25	0.009	222
	2014	Foreign currency contracts (short)	40,000	ZAR	9.95	(0.005)	(200)
	2014	Foreign currency contracts (short)	115,020	ZAR	10.21	0.003	293
	2015	Foreign currency contracts (short)	2,900	GBP	1.59	(0.051)	(147)

							$2,931

Interest Rate
Borrowings under our Credit Facility and Term Loans related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2013, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. As of December 31, 2013, we had $200.0 million of outstanding borrowings under our Credit Facility and borrowings of $242.5 million under our Term Loans. As of December 31, 2013, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $13.4 million, which bear interest at annual rates ranging from 1.2% to 6.0%. The remaining outstanding debt of $7.8 million as of December 31, 2013 primarily relates to capital leases and loans payable to noncontrolling shareholders of a consolidated subsidiary, which bear interest at annual rates ranging from 2.0% to 6.3%. The weighted average interest rate on our short-term debt was 2.1% and 2.4% as of December 31, 2013 and 2012, respectively. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $4.6 million change in interest expense during the next twelve months.

Foreign Currency
We analyzed our assets and liabilities denominated in currencies other than their respective functional currencies to identify consolidated currency exposures as of December 31, 2013, including derivatives utilized to hedge such exposures. For these assets and liabilities, we then assessed the effect of a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to these other currencies. This analysis indicated that the effect on our income before income taxes would not be significant.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 14, 2014, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2013 10-K Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting
As of December 31, 2013, we have included the CarterEnergy and Multi Service businesses, which were acquired in 2012, in our assessment of the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our website at http://www.wfscorp.com under "Investor Relations – Corporate Governance – Governance Documents." We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.

The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2013.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2013 10-K Report:
	(i)	Report of Independent Registered Certified Public Accounting Firm.	41
	(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012.	42
	(iii)	Consolidated Statements of Income and Comprehensive Income for 2013, 2012 and 2011.	43
	(iv)	Consolidated Statements of Shareholders' Equity for 2013, 2012 and 2011.	44
	(v)	Consolidated Statements of Cash Flows for 2013, 2012 and 2011.	45
	(vi)	Notes to the Consolidated Financial Statements.	47
(a)(2)
	Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.
(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2013 10-K Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8-K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on November 23, 2009).
3.3	By-Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8-K filed on August 29, 2011).
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
10.15	World Fuel Services Corporation 2013 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2013). *
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
10.20
Ira M. Birns Restricted Stock Unit Grant Agreement, dated March 15, 2010 (incorporated by reference herein to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 23, 2012). *
10.21
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
10.24
Form of Michael S. Clementi Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 2, 2011). *
10.25	Form of 2013 Non-Employee Director Restricted Stock Unit Award Agreement under the 2006 Omnibus Plan. *
10.26
Form of Stock-Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006). *
10.27
Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).
21.1	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101
The following materials from World Fuel Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i)  Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*
Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the "Company") as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 14, 2014

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2013	2012

Assets:
Current assets:
Cash and cash equivalents	$292,061	$172,740
Accounts receivable, net	2,538,642	2,193,866
Inventories	655,046	572,313
Prepaid expenses	120,205	158,909
Other current assets	209,547	183,549

Total current assets	3,815,501	3,281,377
Property and equipment, net	129,685	112,525
Goodwill	483,591	470,506
Identifiable intangible and other non-current assets	310,500	243,343

Total assets	$4,739,277	$4,107,751

Liabilities:
Current liabilities:
Short-term debt	$14,647	$26,065
Accounts payable	2,210,427	1,814,794
Accrued expenses and other current liabilities	289,441	308,439

Total current liabilities	2,514,515	2,149,298
Long-term debt	449,064	354,253
Non-current income tax liabilities, net	82,532	50,879
Other long-term liabilities	14,272	11,697

Total liabilities	3,060,383	2,566,127

Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; shares of 100 authorized, none issued	—	—
Common stock, $0.01 par value; shares of 100,000 authorized, shares of 71,883 and 72,147 issued and outstanding as of December 31, 2013 and 2012, respectively	719	721
Capital in excess of par value	495,199	517,589
Retained earnings	1,207,299	1,014,882
Accumulated other comprehensive loss	(29,319)	(16,018)

Total World Fuel shareholders' equity	1,673,898	1,517,174
Noncontrolling interest equity	4,996	24,450

Total equity	1,678,894	1,541,624

Total liabilities and equity	$4,739,277	$4,107,751

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
 (In thousands, except earnings per share data)

	For the Year ended December 31,
	2013	2012	2011

Revenue	$41,561,947	$38,945,338	$34,622,854
Cost of revenue	40,809,189	38,271,891	33,987,851

Gross profit	752,758	673,447	635,003

Operating expenses:
Compensation and employee benefits	288,021	237,362	215,275
Provision for bad debt	11,745	4,790	8,173
General and administrative	188,634	174,272	154,583

	488,400	416,424	378,031

Income from operations	264,358	257,023	256,972

Non-operating expenses, net:
Interest expense and other financing costs, net	(17,287)	(19,097)	(15,825)
Other (expense) income, net	(406)	1,669	(2,944)

	(17,693)	(17,428)	(18,769)

Income before income taxes	246,665	239,595	238,203
Provision for income taxes	39,505	38,244	39,001

Net income including noncontrolling interest	207,160	201,351	199,202
Net income attributable to noncontrolling interest	4,085	12,006	5,173

Net income attributable to World Fuel	$203,075	$189,345	$194,029

Basic earnings per common share	$2.85	$2.66	$2.74

Basic weighted average common shares	71,224	71,154	70,687

Diluted earnings per common share	$2.83	$2.64	$2.71

Diluted weighted average common shares	71,800	71,817	71,510

Comprehensive income:
Net income including noncontrolling interest	$207,160	$201,351	$199,202
Other comprehensive loss:
Foreign currency translation adjustments	(13,189)	(9,606)	(11,277)
Cash flow hedges, net of income taxes of $36 for 2013 and 2012, respectively	(112)	112	—

	(13,301)	(9,494)	(11,277)

Comprehensive income including noncontrolling interest	193,859	191,857	187,925
Comprehensive income attributable to noncontrolling interest	4,085	12,006	5,173

Comprehensive income attributable to World Fuel	$189,774	$179,851	$182,752

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (In thousands)

	Common Stock
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest (Deficit) Equity
				Retained Earnings				Total Equity
	Shares	Amount

Balance as of December 31, 2010	69,602	$696	$468,963	$652,796	$4,753	$1,127,208	$(644)	$1,126,564
Net income	—	—	—	194,029	—	194,029	5,173	199,202
Cash dividends declared	—	—	—	(10,603)	—	(10,603)	—	(10,603)
Initial noncontrolling interest upon consolidation of joint venture	—	—	—	—	—	—	614	614
Investment by noncontrolling interest	—	—	—	—	—	—	10,411	10,411
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,797)	(1,797)
Amortization of share-based payment awards	—	—	8,906	—	—	8,906	—	8,906
Issuance of common stock related to share-based payment awards including income tax benefit of $5,952	944	10	7,399	—	—	7,409	—	7,409
Issuance of common stock related to acquisitions	691	7	27,484	—	—	27,491	—	27,491
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(83)	(1)	(10,201)	—	—	(10,202)	—	(10,202)
Other comprehensive loss	—	—	—	—	(11,277)	(11,277)	—	(11,277)

Balance as of December 31, 2011	71,154	712	502,551	836,222	(6,524)	1,332,961	13,757	1,346,718

Net income	—	—	—	189,345	—	189,345	12,006	201,351
Cash dividends declared	—	—	—	(10,685)	—	(10,685)	—	(10,685)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,313)	(1,313)
Amortization of share-based payment awards	—	—	13,610	—	—	13,610	—	13,610
Issuance of common stock related to share-based payment awards including income tax benefit of $3,681	1,028	9	6,401	—	—	6,410	—	6,410
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share- based payment awards	(35)	—	(4,973)	—	—	(4,973)	—	(4,973)
Other comprehensive loss	—	—	—	—	(9,494)	(9,494)	—	(9,494)

Balance as of December 31, 2012	72,147	721	517,589	1,014,882	(16,018)	1,517,174	24,450	1,541,624

Net income	—	—	—	203,075	—	203,075	4,085	207,160
Cash dividends declared	—	—	—	(10,658)	—	(10,658)	—	(10,658)
Investment by noncontrolling interest	—	—	—	—	—	—	17,524	17,524
Distribution of noncontrolling interest	—	—	—	—	—	—	(15,489)	(15,489)
Deconsolidation of a land segment joint venture	—	—	—	—	—	—	(25,574)	(25,574)
Amortization of share-based payment awards	—	—	16,075	—	—	16,075	—	16,075
Issuance of common stock related to share-based payment awards including income tax benefit of $3,301	678	7	3,294	—	—	3,301	—	3,301
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share- based payment awards	(16)	—	(6,768)	—	—	(6,768)	—	(6,768)
Purchases of common stock	(926)	(9)	(34,991)	—	—	(35,000)	—	(35,000)
Other comprehensive loss	—	—	—	—	(13,301)	(13,301)	—	(13,301)

Balance as of December 31, 2013	71,883	$719	$495,199	$1,207,299	$(29,319)	$1,673,898	$4,996	$1,678,894

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	For the Year ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income including noncontrolling interest	$207,160	$201,351	$199,202

Adjustments to reconcile net income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	44,710	36,714	40,530
Provision for bad debt	11,745	4,790	8,173
Share-based payment award compensation costs	16,716	14,079	11,041
Deferred tax (benefit) provision	(8,243)	9,665	1,641
Extinguishment of liabilities	(8,538)	(11,199)	(8,348)
Other	4,384	(5,659)	3,431
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(328,969)	97,297	(725,986)
Inventories	(77,754)	(90,847)	(222,445)
Prepaid expenses	30,755	(51,155)	(2,319)
Other current assets	(19,057)	(940)	(78,044)
Cash collateral with financial counterparties	9,920	(11,059)	4,957
Other non-current assets	(21,957)	4,793	4,237
Accounts payable	385,482	(45,179)	581,948
Accrued expenses and other current liabilities	10,325	(4,718)	44,524
Non-current income tax, net and other long-term liabilities	7,623	(2,142)	(5,078)

Total adjustments	57,142	(55,560)	(341,738)

Net cash provided by (used in) operating activities	264,302	145,791	(142,536)

Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(76,954)	(217,782)	(122,702)
Capital expenditures	(82,716)	(28,454)	(19,492)
Purchase of short-term investments	(21,588)	—	—
Proceeds from the sale of short-term investments	21,588	—	—
Issuance of notes receivable	(7,969)	(787)	(11,109)
Repayment of notes receivable	—	401	8,671
Decrease in cash due to deconsolidation of a land segment joint venture	(6,921)	—	—

Net cash used in investing activities	(174,560)	(246,622)	(144,632)

Cash flows from financing activities:
Borrowings under senior revolving credit facility and senior term loans	4,550,500	4,050,500	5,019,594
Repayments under senior revolving credit facility and senior term loans	(4,456,000)	(3,952,500)	(4,769,594)
Borrowings of other debt	6,118	—	—
Repayments of other debt	(20,304)	(13,460)	(12,876)
Dividends paid on common stock	(10,679)	(10,685)	(10,603)
Investment by noncontrolling interest	17,519	—	10,000
Distribution of noncontrolling interest	(15,489)	(1,401)	(1,797)
Purchases of common stock	(35,000)	—	—
Payment of assumed employee benefits related to acquisitions	—	—	(5,421)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	3,301	3,681	5,952
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(6,768)	(4,973)	(10,206)
Other	(3,689)	(4,304)	(2,483)

Net cash provided by financing activities	29,509	66,858	222,566

Effect of exchange rate changes on cash and cash equivalents	70	1,298	(2,876)

Net increase (decrease) in cash and cash equivalents	119,321	(32,675)	(67,478)
Cash and cash equivalents, as of beginning of year	172,740	205,415	272,893

Cash and cash equivalents, as of end of year	$292,061	$172,740	$205,415

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In thousands)

	For the Year ended December 31,
	2013	2012	2011

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$19,131	$17,227	$12,098

Income taxes	$34,557	$26,529	$51,096

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $2.6 million as of December 31, 2013 and $2.7 million as of December 31, 2012 and 2011.

As of December 31, 2013, we had accrued capital expenditures totaling $1.8 million, which were recorded in accounts payable.

Due to a change in the operational control of a land segment joint venture from us to our joint venture partner, the aforementioned joint venture was deconsolidated effective December 31, 2013. We recorded a reduction of $44.2 million and $25.6 million in net assets and noncontrolling interest equity, respectively, and an increase of $25.6 million in other investments.

In 2012, we granted equity awards to certain employees of which $2.7 million was previously recorded in accrued expenses and other current liabilities.

In connection with our acquisitions, we issued promissory notes totaling $3.0 million, $7.2 million and $9.0 million in 2013, 2012 and 2011, respectively and equity of $27.5 million in 2011. During 2011, we recorded a $1.4 million reduction to our promissory note payable to the sellers of an acquired business related to a purchase price adjustment.

In connection with an equity investment, we recorded a current liability and other investment of £10.0 million ($16.3 million) in 2012 and £2.0 million ($2.8 million) in 2013 related to contingent consideration. The aggregate amount of £12.0 million ($19.1 million) was paid in 2013.

In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2013	2012	2011

Assets acquired, net of cash	$77,164	$366,230	$208,419

Liabilities assumed	$36,765	$151,816	$54,296

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

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel and related products and services on a worldwide basis. We compete by providing our customers value added benefits, including single supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products and in some cases own storage and transportation assets for strategic purposes. Additionally, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States ("U.S.") and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial and government customers. Additionally, we engage in crude oil marketing activities.

Acquisitions

2013 Acquisitions
In 2013, we completed three acquisitions in our land segment, which were not material individually or in the aggregate. The financial position, results of operations and cash flows of the 2013 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The following reconciles the estimated aggregate purchase price for the 2013 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$43,792
Less: Cash acquired	3,335

Estimated purchase price, net of cash acquired	40,457
Less: Promissory notes issued	3,000
Less: Amounts due to sellers	124

Cash paid for acquisition of businesses	$37,333

The estimated purchase price for each of the 2013 acquisitions is subject to change based on the final value of the net assets acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2013 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2013 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$3,335
Accounts receivable	31,287
Inventories	8,839
Property and equipment	3,917
Identifiable intangible assets	14,068
Goodwill	16,077
Other current and long-term assets	2,717
Liabilities assumed:
Accounts payable	(29,631)
Accrued expenses and other current liabilities	(3,582)
Other long-term liabilities	(3,235)

Estimated purchase price	$43,792

In connection with the 2013 acquisitions, we recorded goodwill of $16.1 million in our land segment of which $9.1 million is anticipated to be deductible for income tax purposes. The aggregate identifiable intangible assets consisted of $13.3 million of customer relationships with a weighted average amortizable life of 6.1 years, as well as $0.8 million of indefinite-lived trademark/trade name rights.

The revenues and net income of the 2013 acquisitions did not have a significant impact on our results for 2013. Pro forma information for the 2013 acquisitions has not been presented as the impact on our consolidated financial statements is not material, either individually or in the aggregate.

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

The following reconciles the aggregate purchase price for the 2012 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Purchase price	$226,449
Less: Cash acquired	12,793

Purchase price, net of cash acquired	213,656
Less: Promissory notes issued	7,214
Less: Amounts due to sellers	75

Cash paid for acquisition of businesses	$206,367

During 2013, we completed the valuation of the assets acquired and liabilities assumed for the 2012 acquisitions. As a result, during 2013, we paid an additional $17.5 million related to purchase price adjustments and completed the purchase price allocation which primarily resulted in adjustments to goodwill and identifiable intangible assets (see Note 5).

The purchase price for each of the 2012 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2012 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$12,793
Accounts receivable	134,966
Inventories	7,311
Property and equipment	10,323
Identifiable intangible assets	87,150
Goodwill	121,188
Other current and long-term assets	4,851
Liabilities assumed:
Accounts payable	(130,297)
Accrued expenses and other current liabilities	(18,321)
Other long-term liabilities	(3,515)

Purchase price	$226,449

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

There were no significant changes to our valuation techniques during 2013 and 2012.

Cash and Cash Equivalents
Our cash equivalents consist principally of overnight investments, bank money market accounts and bank time deposits which have an original maturity date of less than 90 days. These securities are carried at cost, which approximates market value.

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

Derivatives
We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception ("NPNS"), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheets and the difference between the fair value and the contract amount is immediately recognized through earnings.

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other (expense) income, net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders' equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other (expense) income, net in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

From time to time, we may perform the first step of quantitative testing for goodwill impairment in lieu of performing a qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value. We estimate the fair value of a reporting unit using discounted cash flows and market capitalization methodologies.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non-compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment and appropriate remaining useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50 percent of the entities and exercise significant influence over the investee, but do not have operational or financial control. We also have a note receivable from our crude oil joint venture partner, which is not significant. As of December 31, 2013 and 2012, we had other investments of $83.8 million and $41.7 million, respectively, which are included within identifiable intangible and other non-current assets.

Extinguishment of Liability
In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.5 million, $11.2 million and $8.3 million during 2013, 2012 and 2011, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

Revenue Recognition
Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on-hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

Vendor and Customer Rebates and Branding Allowances
We receive vendor rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. Many of the vendor agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2013, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de-branding at these locations, net of the amount due to us from the branded dealers under similar agreements between us and such dealers were not significant. No liability is recorded for the amount of obligations which would become payable upon de-branding.

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

Foreign Currency
The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for certain subsidiaries which utilize their respective local currency as their functional currency. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other (expense) income, net, in the accompanying consolidated statements of income and comprehensive income in the period incurred. We recorded net foreign currency transaction losses of $2.8 million and $2.7 million in 2013 and 2011, respectively, and a gain of $0.1 million in 2012.

Revenues and expenses of the subsidiaries that have a functional currency other than the U.S. dollar have been translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities of these subsidiaries have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. We recorded net foreign currency translation adjustment losses of $13.2 million, $9.6 million and $11.3 million in 2013, 2012 and 2011, respectively. Cumulative foreign currency translation adjustments included in accumulated other comprehensive income amounted to losses of $29.3 million and $16.1 million as of December 31, 2013 and 2012, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and income tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the income tax provision in the period that includes the enactment date.

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

Significant judgment is required in evaluating our tax positions, and in determining our provisions for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We establish reserves when, despite our belief that the income tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions.

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	2013	2012	2011

Numerator:
Net income attributable to World Fuel	$203,075	$189,345	$194,029

Denominator:
Weighted average common shares for basic earnings per common share	71,224	71,154	70,687
Effect of dilutive securities	576	663	823

Weighted average common shares for diluted earnings per common share	71,800	71,817	71,510

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	594	603	103

Basic earnings per common share	$2.85	$2.66	$2.74

Diluted earnings per common share	$2.83	$2.64	$2.71

Reclassifications
Certain amounts in prior years have been reclassified to conform to current year's presentation.

Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

Foreign Currency Matters Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries. In March 2013, the FASB issued an ASU aimed at resolving the diversity in practice of accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

Disclosure Relating to Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued an ASU amending the information that companies will be required to present relating to reclassifications out of accumulated other comprehensive income. The amendments require presentation, either on the face of the financial statements or in the notes, of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU resulted in additional derivative disclosures included in Note 3 – Derivatives and did not have a significant impact on our consolidated financial statements and disclosures.

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

2. Accounts Receivable
We had accounts receivable of $2.5 billion and $2.2 billion, net of an allowance for bad debt of $29.2 million and $23.7 million, as of December 31, 2013 and 2012, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2013	2012	2011

Balance as of beginning of period	$23,719	$24,301	$20,201
Charges to provision for bad debt	11,745	4,790	8,173
Write-off of uncollectible accounts receivable	(6,940)	(6,025)	(4,681)
Recoveries of bad debt	664	653	608

Balance as of end of period	$29,188	$23,719	$24,301

Included in accounts receivable is a retained beneficial interest related to accounts receivable sold under our receivables purchase agreements. The retained beneficial interest was not significant as of December 31, 2013 and 2012.

3. Derivatives
The following describes our derivative classifications:

Cash Flow Hedges. Includes certain of our foreign currency forward contracts we enter into in order to mitigate the risk of currency exchange rate fluctuations. As of December 31, 2013, there were no outstanding cash flow hedges. As of December 31, 2012, we recorded a net gain of $0.1 million associated with our outstanding cash flow hedges.

Fair Value Hedges. Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts. As of December 31, 2013 and 2012, we recorded net gains of $0.7 million and $1.0 million, respectively, related to the ineffectiveness between our derivative hedging instruments and hedged items on the respective dates.

Non-designated Derivatives. Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are also entered into to hedge the risk of currency rate fluctuations. As of December 31, 2013 and 2012, we recorded net gains of $2.9 million and $9.8 million, respectively, associated with our outstanding non-designated derivatives.

For additional information on our derivatives accounting policy, see Note 1.

As of December 31, 2013, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	829	BBL	$97.07	$0.731	$606
	2014	Commodity contracts for inventory hedging (short)	2,408	BBL	120.21	(0.588)	(1,415)

							$(809)

Non-Designated	2014	Commodity contracts (long)	21,201	BBL	$76.85	$1.536	$32,558
	2014	Commodity contracts (short)	22,110	BBL	81.56	(1.208)	(26,703)
	2015	Commodity contracts (long)	855	BBL	66.61	2.743	2,345
	2015	Commodity contracts (short)	711	BBL	96.45	(2.745)	(1,952)
	2014	Foreign currency contracts (long)	7,306	AUD	0.93	(0.045)	(332)
	2014	Foreign currency contracts (short)	14,846	AUD	0.92	0.031	463
	2014	Foreign currency contracts (long)	5,163	BRL	2.35	0.002	10
	2014	Foreign currency contracts (short)	6,143	CAD	1.05	(0.011)	(69)
	2014	Foreign currency contracts (long)	16,455	CAD	1.05	0.022	367
	2014	Foreign currency contracts (short)	3,623,136	CLP	526.58	0.000	5
	2014	Foreign currency contracts (long)	2,050,646	CLP	522.03	0.000	88
	2014	Foreign currency contracts (short)	22,377,451	COP	1,919.11	(0.000)	(71)
	2014	Foreign currency contracts (long)	21,721,361	COP	1,924.54	0.000	40
	2014	Foreign currency contracts (short)	68,422	DKK	5.49	0.002	133
	2014	Foreign currency contracts (short)	37,000	DKK	5.51	(0.003)	(105)
	2014	Foreign currency contracts (long)	9,380	EUR	1.36	0.012	108
	2014	Foreign currency contracts (short)	32,640	EUR	1.36	(0.013)	(414)
	2014	Foreign currency contracts (long)	135,817	GBP	1.62	0.040	5,433
	2014	Foreign currency contracts (short)	201,321	GBP	1.61	(0.046)	(9,242)
	2014	Foreign currency contracts (long)	18,569	INR	62.00	0.000	—
	2014	Foreign currency contracts (short)	111,367	INR	63.39	(0.000)	(38)
	2014	Foreign currency contracts (long)	393,196	JPY	100.37	(0.001)	(214)
	2014	Foreign currency contracts (short)	480,270	JPY	100.70	0.001	336
	2014	Foreign currency contracts (long)	1,247,152	MXN	13.12	0.000	78
	2014	Foreign currency contracts (short)	1,074,000	MXN	13.06	0.000	70
	2014	Foreign currency contracts (short)	42,500	NOK	6.14	0.002	83
	2014	Foreign currency contracts (short)	41,041	NOK	6.09	0.001	35
	2014	Foreign currency contracts (long)	2,558	PLN	3.09	(0.009)	(23)
	2014	Foreign currency contracts (short)	17,409	RON	3.29	(0.003)	(55)
	2014	Foreign currency contracts (short)	29,931	SGD	1.25	(0.006)	(171)
	2014	Foreign currency contracts (short)	24,708	SGD	1.25	0.009	222
	2014	Foreign currency contracts (short)	40,000	ZAR	9.95	(0.005)	(200)
	2014	Foreign currency contracts (short)	115,020	ZAR	10.21	0.003	293
	2015	Foreign currency contracts (short)	2,900	GBP	1.59	(0.051)	(147)

							$2,931

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of December 31,
	Balance Sheet Location	2013	2012

Derivative assets:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$735	$991
Foreign currency contracts	Accrued expenses and other current liabilities	—	148

		735	1,139

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	47,062	67,533
Commodity contracts	Identifiable intangible and other non-current assets	1,642	1,423
Commodity contracts	Accrued expenses and other current liabilities	1,141	5,776
Commodity contracts	Other long-term liabilities	874	46
Foreign currency contracts	Other current assets	5,003	741
Foreign currency contracts	Accrued expenses and other current liabilities	3,483	1,545

		59,205	77,064

		$59,940	$78,203

Derivative liabilities:

Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$1,544	$2,284

		1,544	2,284

Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	26,876	41,410
Commodity contracts	Identifiable intangible and other non-current assets	894	47
Commodity contracts	Accrued expenses and other current liabilities	15,473	20,927
Commodity contracts	Other long-term liabilities	1,228	1,034
Foreign currency contracts	Other current assets	2,867	595
Foreign currency contracts	Accrued expenses and other current liabilities	8,789	3,151
Foreign currency contracts	Other long-term liabilities	147	99

		56,274	67,263

		$57,818	$69,547

The following tables present the effect of and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

Derivative Instruments	Location	Realized and Unrealized Gain (Loss)			Hedged Items	Location	Realized and Unrealized Gain (Loss)

	For the year ended December 31,					For the year ended December 31,
		2013	2012	2011			2013	2012	2011

Commodity contracts	Revenue	$—	$265	$11,608	Firm commitments	Revenue	$—	$(201)	$(12,973)
Commodity contracts	Cost of revenue	—	(1,417)	(6,926)	Firm commitments	Cost of revenue	—	739	7,771
Commodity contracts	Cost of revenue	2,685	(19,717)	(26,039)	Inventories	Cost of revenue	3,059	23,972	38,377

		$2,685	$(20,869)	$(21,357)			$3,059	$24,510	$33,175

There were no gains or losses for the year ended December 31, 2013, 2012 and 2011 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in thousands):

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income (Effective Portion)

For the year ended December 31,			For the year ended December 31,
	2013	2012		2013	2012

Foreign currency contracts	$11	$196	Other (expense) income, net	$159	$48

In the event forecasted foreign currency cash outflows are less than the hedged amounts, a portion or all of the gains or losses recorded in accumulated other comprehensive income would be reclassified to the consolidated statement of income and comprehensive income. As of December 31, 2013, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

During the years ended 2013, 2012 and 2011, there were no amounts recognized in the consolidated statements of income and comprehensive income related to the ineffective portion of our cash flow hedges or amounts excluded from the assessment of our cash flow hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)

		For the Year ended December 31,
		2013	2012	2011

Commodity contracts	Revenue	$25,420	$14,967	$14,283
Commodity contracts	Cost of revenue	(5,391)	3,333	3,137
Foreign currency contracts	Revenue	(55)	(2,384)	1,653
Foreign currency contracts	Other (expense) income, net	(3,998)	(2,271)	(386)

		$15,976	$13,645	$18,687

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered. The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and or to settle the positions should a contingent feature be triggered is not significant as of December 31, 2013.

4. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,
			Estimated Useful Lives
	2013	2012

Land	$4,653	$4,653	Indefinite
Buildings and leasehold improvements	20,299	21,081	3 - 15 years
Office equipment, furniture and fixtures	8,629	8,415	3 - 7 years
Computer equipment and software costs	88,077	80,233	3 - 9 years
Machinery, equipment and vehicles	92,364	66,122	3 - 30 years

	214,022	180,504
Accumulated depreciation and amortization	84,337	67,979

	$129,685	$112,525

For 2013, 2012 and 2011, we recorded depreciation expense of $22.0 million, $18.6 million and $15.5 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in thousands):

As of December 31,
	2013	2012

Computer software costs	$67,366	$60,465
Accumulated amortization	35,499	27,710

Computer software costs, net	$31,867	$32,755

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $6.0 million and $3.0 million as of December 31, 2013 and 2012, respectively. For 2013, 2012 and 2011, we recorded amortization expense related to computer software costs of $7.8 million, $7.2 million and $6.1 million, respectively.

The assets and accumulated amortization recorded under capital leases are as follows (in thousands):

As of December 31,
	2013	2012

Capital leases	$5,268	$4,489
Accumulated amortization	1,869	816

Capital leases, net	$3,399	$3,673

5. Goodwill and Identifiable Intangible Assets
We performed the first step of quantitative testing for goodwill impairment for one reporting unit in our land segment. For all other reporting units, we used qualitative factors to review goodwill for impairment. As a result of performing the reviews for impairment of goodwill and identifiable intangible assets not subject to amortization, we determined that no impairment existed as of December 31, 2013 or 2012, and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill
The following table provides information regarding changes in goodwill (in thousands):

	Aviation Segment	Marine Segment	Land Segment	Total

As of December 31, 2011	$102,509	$70,522	$173,215	$346,246
2012 acquisitions	8,028	—	115,165	123,193
Adjustment of purchase price allocations – 2011 acquisitions	(1,106)	—	2,863	1,757
Foreign currency translation of non-USD functional currency subsidiary goodwill	(99)	(591)	—	(690)

As of December 31, 2012	109,332	69,931	291,243	470,506
2013 acquisitions	—	—	16,077	16,077
Adjustment of purchase price allocations – 2012 acquisitions	6,500	—	(8,506)	(2,006)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(325)	(843)	182	(986)

As of December 31, 2013	$115,507	$69,088	$298,996	$483,591

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in thousands):

	As of December 31, 2013			As of December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$188,276	$79,688	$108,588	$173,376	$61,562	$111,814
Supplier agreements	33,648	7,310	26,338	33,248	5,531	27,717
Others	19,738	8,634	11,104	19,878	6,143	13,735

	241,662	95,632	146,030	226,502	73,236	153,266
Intangible assets not subject to amortization:
Trademark/trade name rights	21,172	—	21,172	19,007	—	19,007

	$262,834	$95,632	$167,202	$245,509	$73,236	$172,273

Intangible amortization expense for 2013, 2012 and 2011 was $22.4 million, $18.1 million and $25.0 million, respectively.

The adjustment of purchase price allocations for 2012 acquisitions made in 2013 resulted in a $2.0 million reduction in goodwill within our land segment principally due to a $3.3 million increase in identifiable intangible assets, primarily customer relationships and trademark/trade name rights, partially offset by a $0.9 million decrease in other acquired assets and a $0.4 million increase in assumed liabilities. Additionally, we reclassified $6.5 million in goodwill from our land segment to our aviation segment.

The adjustment of purchase price allocations for 2011 acquisitions made in 2012 resulted in a reclassification of $2.9 million in goodwill from our aviation segment to our land segment, an increase in aviation segment goodwill of $1.8 million and a decrease in identifiable intangible assets of $1.1 million, primarily customer relationships and developed technology.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,

2014	$21,426
2015	18,823
2016	16,512
2017	14,443
2018	13,041
Thereafter	61,785

$146,030

6. Debt
We have a senior revolving credit facility ("Credit Facility") which permits borrowings of up to $1.1 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We also had $242.5 million and $247.5 million in senior term loans ("Term Loans") outstanding as of December 31, 2013 and 2012, respectively.

Borrowings under our Credit Facility and Term Loans related to base rate loans or eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2013, the applicable margins for base rate loans and eurodollar rate loans were 1.0% and 2.0%, respectively. We had outstanding borrowings under our Credit Facility totaling $200.0 million and $100.5 million as of December 31, 2013 and 2012, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.25% as of December 31, 2013, and the unused portion of our Credit Facility is subject to commitment fees of 0.25% as of December 31, 2013. Our issued letters of credit under the Credit Facility totaled $7.4 million and $47.4 million as of December 31, 2013 and 2012, respectively.

Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to obtain working capital advances and letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2013, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2013 and 2012, our outstanding letters of credit and bank guarantees under these credit lines totaled $150.6 million and $184.2 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2013	2012

Credit Facility	$200,000	$100,500
Term Loans	242,500	247,500
Acquisition promissory notes	13,403	25,878
Other	7,808	6,440

Total debt	463,711	380,318
Current maturities of long-term debt	14,647	26,065

Long-term debt	$449,064	$354,253

The acquisition promissory notes are payable in varying amounts from January 2014 to August 2016 and bear interest at annual rates ranging from 1.2% to 6.0% as of December 31, 2013. The other debt primarily relates to capital leases and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts through May 2018 and bear interest at annual rates ranging from 2.0% to 6.3% as of December 31, 2013. The weighted average interest rate on our short-term debt was 2.1% and 2.4% as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,

2014	$14,647
2015	9,733
2016	12,508
2017	16,016
2018	410,807

$463,711

The following table provides additional information about our interest income and expense and other financing costs, net (in thousands):

	2013	2012	2011

Interest income	$3,882	$908	$788
Interest expense and other financing costs	(21,169)	(20,005)	(16,613)

	$(17,287)	$(19,097)	$(15,825)

7. Commitments and Contingencies

Surety Bonds
In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2013 and 2012, we had outstanding bonds that were arranged in order to satisfy various security requirements of $34.1 million and $34.3 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments
As of December 31, 2013, our future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ended December 31,

2014	$31,649
2015	30,406
2016	24,156
2017	18,874
2018	15,385
Thereafter	40,402

$160,872

We incurred rental expense for all properties and equipment of $24.7 million, $27.3 million and $21.8 million for 2013, 2012 and 2011, respectively.

Sales and Purchase Commitments
As of December 31, 2013, fixed sales and purchase commitments under our derivative programs amounted to $265.0 million and $13.9 million, respectively.

Additionally, as of December 31, 2013, we had entered into certain other fixed price sales commitments with corresponding fixed price purchase commitments, the majority of which were satisfied within a two-week period. These sales and purchase commitments were made in the normal course of business.

Agreements with Executive Officers and Key Employees
In March 2008, we entered into agreements with Paul H. Stebbins and Michael J. Kasbar for their continued employment with the Company. In August 2011, each of the agreements was amended to reflect the transition of Mr. Kasbar from President and Chief Operating Officer to President and Chief Executive Officer and Mr. Stebbins from Chairman and Chief Executive Officer to Executive Chairman, effective January 1, 2012. The Kasbar agreement was further amended in April 2012 to eliminate the reference to a specific annual base salary amount. The Kasbar agreement, as amended, provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $575,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The Kasbar agreement, as amended, expires on December 31, 2016, unless terminated earlier, and will automatically extend for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. The Stebbins agreement, as amended, provides for an annual base salary of $750,000, which is subject to change from time to time as determined by the Compensation Committee in its sole discretion, termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. In addition, subject to approval of the Compensation Committee, Mr. Stebbins is eligible to receive annual equity-based awards with a grant-date value targeted at $500,000, 50% in the form of service-based RSUs and 50% in the form of performance-based RSUs. The Stebbins agreement, as amended, provides for an initial term of two years from the effective date, unless terminated earlier, and automatically extends for successive one-year terms unless either party provides written notice to the other at least 6 months prior to the expiration of the term that such party does not want to extend the term.

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

As of December 31, 2013, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,

2014	$8,188
2015	6,090
2016	1,365

$15,643

Named Executive Officer Annual Incentive Awards
In 2013, Paul H. Stebbins, Michael J. Kasbar, Ira M. Birns and Michael S. Clementi, referred to collectively in this 2013 10-K Report as the Named Executive Officers (or "NEOs"), were eligible to receive annual share-based incentive awards (the "share-based awards"), which are specified as dollar amounts, and, in the case of Messrs. Kasbar, Birns and Clementi, annual cash incentive awards (the "cash awards"), each upon the achievement of certain annual performance targets. The performance targets for the NEOs were generally based on the growth of our net income except that the performance targets for Mr. Clementi were generally based on achieving certain levels of aviation net operating income.

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

The following table sets forth the cash and share-based awards earned by our NEOs, subject to future vesting terms, and the compensation expense recorded for these awards for the periods presented (in thousands):

	2013	2011

Cash awards earned	$2,249	$9,275
Share-based awards earned	1,646	9,604

Total earned	$3,895	$18,879

Compensation expense recorded*	$2,636	$11,535

*
The remaining compensation expense will be recorded in future periods corresponding with the share-based awards' vesting terms.

There were no cash or share-based awards earned by our NEOs in 2012. Cash and share-based awards earned by our former Chief Risk and Administration Officer, an NEO during 2011, are included in the above table.

Deferred Compensation Plans
We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. The expenses for our contributions under these plans were not significant during each of the years presented on the consolidated statements of income and comprehensive income.

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

Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, including environmental claims. Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims, such as the Lac-Mégantic derailment described below, and conditions in the insurance market over which we have no control. An uninsured or under-insured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position, results of operations and cash flows.

Legal Matters

Lac-Mégantic, Quebec
We, on behalf of DPTS Marketing LLC ("DPM"), a crude oil marketing joint venture in which we own a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC ("DPTS"), a crude oil transloading joint venture in which we also own a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture's facility in New Town, North Dakota. We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway ("CPR") for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway ("MMA"). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. In addition, in 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.

Furthermore, in 2013, an order was issued by the government of Quebec against MMA and us, which was subsequently modified and added CPR as a party. The orders require MMA, CPR and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. We have filed a contestation of these orders before the Tribunal administratif du Québec, an administrative body responsible for hearing such proceedings, challenging the legality and validity of the orders on various grounds.

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

We have recorded total liabilities of $21.0 million based on estimated losses related to the value of the tank cars involved in the incident, as well as legal costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made. We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $20.9 million. As of December 31, 2013, the remaining unpaid liabilities of $9.9 million are included in accrued expenses and other current liabilities and the remaining uncollected receivable of $14.7 million is included in other current assets in the accompanying consolidated balance sheets.

Cathay Pacific Litigation
As of April 2012, one of our subsidiaries, World Fuel Services (Singapore) Pte Ltd. ("WFSS") was involved in litigation with Cathay Pacific Airways Limited ("Cathay") arising out of the emergency landing of a Cathay aircraft in Hong Kong in 2010, which Cathay alleged was caused by contaminated fuel supplied by WFSS. Cathay claimed damages relating to the incident of approximately $34.0 million. Effective December 24, 2013, Cathay, WFSS and the party that supplied the subject fuel to WFSS, PT Pertamina (Persero) ("Pertamina"), entered into a settlement agreement whereby Cathay, in consideration of payments from each of WFSS and Pertamina, agreed to release and forever discharge any and all claims Cathay may have against WFSS and Pertamina arising out of the incident without any admission of liability by WFSS or Pertamina. The amount paid to Cathay by WFSS under the settlement agreement was not significant and fully covered by insurance.

Other Matters
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2013, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

8. Shareholders' Equity

Dividends
We declared cash dividends of $0.15 per share of common stock for each of 2013, 2012 and 2011. Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $50.0 million plus (ii) 50% of the cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ended March 31, 2010, plus (iii) 100% of the net proceeds of all equity issuances made after October 2013. The payment of the above-referenced dividends was in compliance with the Credit Facility and Term Loans.

Stock Repurchase Programs
Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loans. In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the "Repurchase Program"). The Repurchase Program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time. In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program. We did not repurchase any shares of common stock under any stock repurchase program in 2012 or 2011. As of December 31, 2013, $15.0 million remains available for purchase under the Repurchase Program.

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

The following table summarizes the outstanding awards issued pursuant to the 2006 Plan described above as of December 31, 2013 and the remaining shares of common stock available for future issuance (in thousands):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance

2006 Plan (1)	1,374	747	272	3,495

(1)
As of December 31, 2013, unvested restricted stock will vest between November 2014 and August 2018, unvested RSUs will vest between December 2014 and May 2019 and the outstanding SSAR Awards will expire between May 2014 and August 2018. RSUs granted to non-employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non-employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant-date fair value price and weighted average remaining vesting term data):

Unvested Restricted Stock Outstanding
	Unvested Restricted Stock	Weighted Average Grant-date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)

As of December 31, 2010	386	$20.84	$13,991	0.6
Granted	353	37.40
Vested	(284)	20.49
Forfeited	(9)	26.45

As of December 31, 2011	446	34.07	18,707	2.2
Granted	798	40.19
Vested	(128)	26.26
Forfeited	(16)	37.24

As of December 31, 2012	1,100	39.38	45,295	3.4
Granted	342	41.83
Vested	(43)	37.00
Forfeited	(25)	38.89

As of December 31, 2013	1,374	$40.07	$59,307	2.7

The aggregate value of restricted stock which vested during 2013, 2012 and 2011 was $1.7 million, $5.3 million and $10.6 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant-date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2010	1,218	$18.34	$44,038	2.6
Granted	224	38.01
Issued	(515)	14.03
Forfeited	(26)	16.19

As of December 31, 2011	901	25.59	37,373	1.7
Granted	369	40.98
Issued	(275)	16.12
Forfeited	(14)	30.74

As of December 31, 2012	981	34.06	39,888	1.5
Granted	98	40.59
Issued	(287)	32.00
Forfeited	(45)	35.92

As of December 31, 2013	747	$35.61	$31,775	1.3

The aggregate intrinsic value of RSUs issued during 2013, 2012 and 2011 was $11.3 million, $11.6 million and $19.5 million, respectively.

SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable

	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)

As of December 31, 2010	1,012	$16.10	$20,346	1.9	480	$18.29	$8,619	1.3
Exercised	(486)	16.56
Forfeited	(9)	12.39

As of December 31, 2011	517	15.06	13,921	1.4	410	15.39	10,895	1.4
Exercised	(95)	16.76

As of December 31, 2012	422	15.30	10,927	0.6	322	16.02	8,108	0.7
Granted	218	41.42
Exercised	(366)	14.07
Forfeited	(2)	37.34

As of December 31, 2013	272	$37.69	$1,594	3.6	56	$23.25	$1,124	1.0

The aggregate intrinsic value of SSAR Awards exercised during 2013, 2012 and 2011 was $9.1 million, $2.1 million and $10.2 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees and non-employee directors. The weighted average fair value of the SSAR Awards for 2013 was $11.65 and the assumptions used to determine such fair value were as follows: expected term of 4.1 years, volatility of 38.0%, dividend yields of 0.4% and risk-free interest rates of 0.6%. There were no SSAR Awards issued in 2012 and 2011.

Unrecognized Compensation Cost
As of December 31, 2013, there was $32.7 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2013 is expected to be recognized as compensation expense over a weighted average period of 1.4 years as follows (in thousands):

Year Ended December 31,

2014	$14,829
2015	9,595
2016	5,637
2017	2,223
2018	392

$32,676

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(13,189)	(112)	(13,301)

Balance as of December 31, 2013	$(29,319)	$—	$(29,319)

The foreign currency translation adjustment losses for 2013, 2012 and 2011 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

9. Income Taxes
U.S. and foreign income before income taxes consist of the following (in thousands):

	2013	2012	2011

United States	$31,823	$49,021	$56,836
Foreign	214,842	190,574	181,367

	$246,665	$239,595	$238,203

The income tax provision (benefit) related to income before income taxes consists of the following components (in thousands):

	2013	2012	2011

Current:
U.S. federal statutory tax	$8,167	$6,858	$7,685
State	1,822	938	2,767
Foreign	36,254	24,649	27,514

	46,243	32,445	37,966

Deferred:
U.S. federal statutory tax	2,171	7,642	6,218
State	566	1,380	2,194
Foreign	(10,980)	643	(6,771)

	(8,243)	9,665	1,641

Non-current tax expense (income)	1,505	(3,866)	(606)

	$39,505	$38,244	$39,001

Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2013	2012	2011

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(18.7)	(16.7)	(18.7)
State income taxes, net of U.S. federal income tax benefit	0.6	0.6	1.3
Other permanent differences	(0.9)	(2.9)	(1.2)

Effective income tax rate	16.0%	16.0%	16.4%

For 2013, our effective income tax rate was 16.0%, for an income tax provision of $39.5 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $38.2 million for 2012. The effective income tax rate for 2013 remained flat compared to 2012. However, there were underlying differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2012 and differences in outstanding uncertain tax positions net of certain nonrecurring discrete tax items including statute lapses, audit settlements, and a change in estimate.

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

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2013 and 2012, we had $1.1 billion and $934.5 million, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non-U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

The temporary differences which comprise our net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2013	2012

Gross Deferred Tax Assets:
Bad debt reserve	$6,426	$4,573
Net operating loss	774	675
Accrued and other shared-based compensation	21,393	14,909
Accrued expenses	10,032	2,069
Unrealized derivative losses	558	316
Customer deposits	5,149	7,545
Unrealized foreign exchange	6,082	914

Total gross deferred tax assets	50,414	31,001
Less: Valuation allowance	—	—

Gross deferred tax assets, net of valuation allowance	50,414	31,001

Deferred Tax Liabilities:
Depreciation	(19,199)	(11,999)
Goodwill and intangible assets	(28,099)	(23,108)
Prepaid expenses, deductible for tax purposes	(3,452)	(1,719)
Other	(740)	(1,330)

Gross deferred tax liabilities	(51,490)	(38,156)

Net deferred tax liabilities	$(1,076)	$(7,155)

Reported on the consolidated balance sheets as:
Other current assets for deferred tax assets, current	$32,118	$15,282

Identifiable intangible and other non-current assets for deferred tax assets, non-current	$16,342	$5,406

Accrued expenses and other current liabilities for deferred tax liabilities, current	$3,229	$6,084

Non-current income tax liabilities, net for deferred tax liabilities, non-current	$46,307	$21,759

As of December 31, 2013 and 2012, we had foreign net operating losses ("NOLs") of approximately $2.6 million and $2.8 million, respectively. The NOLs as of December 31, 2013 originated in various foreign countries including India, Brazil, and The Netherlands. We have recorded a deferred tax asset of $0.8 million reflecting the benefit of the NOL carryforward as of December 31, 2013. This deferred tax asset expires as follows (in thousands):

Expiration Date	Deferred Tax Asset

December 31, 2014	$74
December 31, 2021	76
December 31, 2022	455
Indefinite	169

Total	$774

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from income tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2013 and 2012, we had no foreign tax credits related to the excess stock compensation deductions that resulted in an income tax deduction or credit before the realization of the income tax benefit from the deduction or credit. We use the "with and without" method for purposes of determining when excess income tax benefits have been realized.

As of December 31, 2013, 2012 and 2011, our annual capital in excess of par value pool of windfall income tax benefits related to employee compensation was estimated to be $3.3 million, $3.7 million and $6.0 million, respectively.

We operated under a special income tax concession in Singapore which was effective from January 1, 2008 through December 31, 2012. In March 2013, we received final approval that we were awarded an additional five year special income tax concession in Singapore beginning January 1, 2013. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $6.2 million, $5.5 million and $8.4 million for 2013, 2012 and 2011, respectively. The impact of the income tax concession on diluted earnings per common share was $0.09 for 2013, $0.08 for 2012 and $0.12 for 2011.

Income Tax Contingencies
We recorded an increase of $4.1 million of liabilities related to unrecognized income tax benefits ("Unrecognized Tax Liabilities") and an increase of $1.8 million of assets related to unrecognized income tax benefits ("Unrecognized Tax Assets") during 2013. In addition, during 2013, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other (expense) income, net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2013, our Unrecognized Tax Liabilities were $36.2 million and our Unrecognized Tax Assets were $6.9 million.

We recorded a decrease of $5.6 million of liabilities related to Unrecognized Tax Liabilities and a decrease of $1.7 million of assets related to Unrecognized Tax Assets during 2012. In addition, during 2012, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other (expense) income, net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2012, our Unrecognized Tax Liabilities were $33.0 million and our Unrecognized Tax Assets were $5.1 million.

The following is a tabular reconciliation of the total amounts of unrecognized income tax benefits for the year:

	2013	2012	2011

Unrecognized tax benefit – opening balance	$22,394	$25,574	$26,293
Gross increases – tax positions in prior period	2,559	—	—
Gross decreases – tax positions in prior period	(39)	(7,659)	—
Gross increases – tax positions in current period	4,999	5,730	5,890
Gross decreases – tax positions in current period	—	—	(64)
Settlements	—	—	(62)
Lapse of statute of limitations	(3,426)	(1,251)	(6,483)

Unrecognized tax benefit – ending balance	$26,487	$22,394	$25,574

If our uncertain tax positions as of December 31, 2013 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $20.1 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2013 effective income tax rate by 8.2%. As of December 31, 2013, it does not appear that the total amount of our unrecognized income tax benefits will significantly increase or decrease within the next twelve months.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded income of $0.6 million, $0.7 million and $0.6 million during 2013, 2012 and 2011, respectively. For penalties, we recorded income of $0.3 million and $1.5 million and expense of $0.2 million during 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had recognized liabilities of $4.9 million and $5.5 million for interest and $4.8 million and $5.1 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated

United States	2011	2010, 2012-2013
Singapore	None	2010-2013
United Kingdom	None	2004-2013
Brazil	2009	2010-2013
Chile	None	2008-2013
Denmark	None	2004-2013

10. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $463.7 million as of December 31, 2013 and $380.3 million as of December 31, 2012 and our notes receivable of $20.9 million as of December 31, 2013 and $12.7 million as of December 31, 2012 are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total

2013
Assets:
Commodity contracts	$11,574	$39,880	$—	$51,454	$(35,983)	$15,471
Foreign currency contracts	—	8,486	—	8,486	(6,350)	2,136
Inventories	—	1,690	—	1,690	(207)	1,483

Total	$11,574	$50,056	$—	$61,630	$(42,540)	$19,090

Liabilities:
Commodity contracts	$14,032	$31,983	$—	$46,015	$(31,329)	$14,686
Foreign currency contracts	—	11,803	—	11,803	(6,350)	5,453
Inventories	—	207	—	207	(207)	—

Total	$14,032	$43,993	$—	$58,025	$(37,886)	$20,139

2012
Assets:
Commodity contracts	$18,087	$57,682	$—	$75,769	$(56,115)	$19,654
Foreign currency contracts	—	2,434	—	2,434	(2,289)	145
Inventories	—	818	—	818	(525)	293

Total	$18,087	$60,934	$—	$79,021	$(58,929)	$20,092

Liabilities:
Commodity contracts	$20,970	$44,732	$—	$65,702	$(49,562)	$16,140
Foreign currency contracts	—	3,845	—	3,845	(2,289)	1,556
Inventories	—	525	—	525	(525)	—

Total	$20,970	$49,102	$—	$70,072	$(52,376)	$17,696

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of December,
	2013	2012

Commodity Contracts
Assets:
Other current assets	$14,723	$18,277
Identifiable intangible and other non-current assets	748	1,377

Total net assets	$15,471	$19,654

Liabilities:
Accrued expenses and other current liabilities	$14,332	$15,152
Other long-term liabilities	354	988

Total net liabilities	$14,686	$16,140

Foreign Currency Contracts
Assets:
Other current assets	$2,136	$145

Total net assets	$2,136	$145

Liabilities:
Accrued expenses and other current liabilities	$5,306	$1,458
Other long-term liabilities	147	98

Total net liabilities	$5,453	$1,556

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

As of December 31, 2013, we had $13.0 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2013, we have offset $4.7 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table. As of December 31, 2012, we had $22.9 million of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets. Additionally, as of December 31, 2012, we had offset $6.6 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Location of Total Gains (Losses) Included in Earnings

2013
Liabilities:
Commodity contracts	$—	$(20)	$20	$—	Cost of revenue

2012
Assets:
Commodity contracts	$—	$1,271	$1,271	$—	Revenue

Liabilities:
Earn-out	$4,194	$(110)	$4,304	$—	Other (expense) income, net

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2013	2012	2011

Revenue:
Aviation segment	$16,087,611	$14,692,042	$12,866,019
Marine segment	14,790,342	14,750,425	14,565,086
Land segment	10,683,994	9,502,871	7,191,749

	$41,561,947	$38,945,338	$34,622,854

Gross profit:
Aviation segment	$327,178	$294,601	$306,112
Marine segment	177,052	208,028	195,109
Land segment	248,528	170,818	133,782

	$752,758	$673,447	$635,003

Income from operations:
Aviation segment	$150,886	$128,153	$146,411
Marine segment	73,770	103,229	95,982
Land segment	84,767	75,291	62,049

	309,423	306,673	304,442
Corporate overhead – unallocated	45,065	49,650	47,470

	$264,358	$257,023	$256,972

Depreciation and amortization:
Aviation segment, includes allocation from corporate	$15,854	$17,381	$23,392
Marine segment, includes allocation from corporate	5,362	5,387	3,942
Land segment, includes allocation from corporate	20,861	10,406	9,825
Corporate	2,633	3,540	3,371

	$44,710	$36,714	$40,530

Capital expenditures:
Aviation segment	$5,737	$4,713	$2,230
Marine segment	17,326	8,981	3,714
Land segment	54,360	7,243	3,031
Corporate	5,293	7,517	10,517

	$82,716	$28,454	$19,492

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2013	2012

Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9,351 and $8,997 as of December 31, 2013 and 2012, respectively	$771,178	$674,973
Marine segment, net of allowance for bad debt of $9,845 and $7,742 as of December 31, 2013 and 2012, respectively	1,205,005	1,069,833
Land segment, net of allowance for bad debt of $9,992 and $6,980 as of December 31, 2013 and 2012, respectively	562,459	449,060

	$2,538,642	$2,193,866

Goodwill:
Aviation segment	$115,507	$109,332
Marine segment	69,088	69,931
Land segment	298,996	291,243

	$483,591	$470,506

Identifiable intangible assets, net:
Aviation segment	$31,632	$38,874
Marine segment	5,730	6,656
Land segment	129,840	126,743

	$167,202	$172,273

Total assets:
Aviation segment	$1,686,437	$1,463,423
Marine segment	1,536,817	1,330,796
Land segment	1,304,436	1,145,756
Corporate	211,587	167,776

	$4,739,277	$4,107,751

Geographic Information
Information concerning our revenue, income from operations, non-current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2013	2012	2011

Revenue:
Americas (1)	$24,329,056	$23,293,260	$19,965,339
EMEA (2)	7,017,479	7,247,754	6,695,315
Asia/Pacific (3)	10,215,412	8,404,324	7,962,200

Total	$41,561,947	$38,945,338	$34,622,854

Income from operations:
Americas (4)	$84,161	$103,005	$92,083
EMEA	109,650	82,964	76,881
Asia/Pacific	70,547	71,054	88,008

Total	$264,358	$257,023	$256,972

	As of December 31,
	2013	2012

Non-current assets:
Americas (5)	$602,387	$610,434
EMEA	319,339	214,607
Asia/Pacific	2,050	1,333

Total	$923,776	$826,374

Total assets:
Americas (6)	$2,574,370	$2,273,945
EMEA	1,347,020	1,122,007
Asia/Pacific	817,887	711,799

Total	$4,739,277	$4,107,751

(1)
Includes revenue related to the United States of $21.1 billion, $20.2 billion and $17.5 billion for 2013, 2012 and 2011, respectively.

(2)
Includes revenue related to the United Kingdom of $5.0 billion, $5.2 billion and $5.0 billion for 2013, 2012 and 2011, respectively.

(3)
Includes revenue related to Singapore of $10.1 billion, $8.4 billion and $8.0 billion for 2013, 2012 and 2011, respectively.

(4)
Includes income from operations related to the United States of $49.9 million, $67.0 million and $59.8 million for 2013, 2012 and 2011, respectively.

(5)
Includes non-current assets related to the United States of $560.6 million and $596.7 million as of December 31, 2013 and 2012, respectively.

(6)
Includes total assets related to the United States of $2.2 billion and $2.0 billion as of December 31, 2013 and 2012, respectively.

Major Customers
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.

12. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2013 and 2012 (in thousands, except earnings per share data):

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenue	$10,184,029	$10,479,604	$10,493,661	$10,404,653

Gross profit	$182,379	$188,458	$186,341	$195,580

Net income including noncontrolling interest	$51,111	$52,357	$50,297	$53,395

Net income attributable to World Fuel	$48,725	$51,016	$51,472	$51,862

Basic earnings per common share (2)	$0.68	$0.71	$0.72	$0.73

Diluted earnings per common share (2)	$0.68	$0.71	$0.72	$0.73

	March 31, 2012	June 30, 2012	September 30, 2012 (1)	December 31, 2012 (1)

Revenue	$9,479,055	$9,618,797	$9,911,673	$9,935,813

Gross profit	$157,235	$172,123	$180,752	$163,337

Net income including noncontrolling interest	$48,546	$54,882	$52,898	$45,025

Net income attributable to World Fuel	$46,415	$48,600	$51,494	$42,836

Basic earnings per common share (2)	$0.65	$0.68	$0.72	$0.60

Diluted earnings per common share (2)	$0.65	$0.68	$0.72	$0.60

(1)
Includes the CarterEnergy business operations since September 1, 2012 as a result of the acquisition.

(2)
Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.

13. Subsequent Event
In January 2014, we signed a definitive agreement to acquire Watson Petroleum Limited ("Watson Petroleum"), a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom. The transaction is subject to customary regulatory consents and closing conditions and therefore there can be no assurance that we will be successful in closing the acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2014.

WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR Michael J. Kasbar President and Chief Executive Officer
/s/ IRA M. BIRNS Ira M. Birns Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February 2014.

Signature	Title

/s/ MICHAEL J. KASBAR Michael J. Kasbar	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CARLOS M. VELAZQUEZ Carlos M. Velazquez	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ PAUL H. STEBBINS Paul H. Stebbins	Executive Chairman of the Board
/s/ KEN BAKSHI Ken Bakshi	Director
/s/ RICHARD A. KASSAR Richard A. Kassar	Director
/s/ MYLES KLEIN Myles Klein	Director
/s/ JOHN L. MANLEY John L. Manley	Director
/s/ J. THOMAS PRESBY J. Thomas Presby	Director
/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director