Form 10-Q
period 2014-03-31
WORLD FUEL SERVICES CORP
filed 2014-04-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The registrant had a total of 71,978,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 24, 2014.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.       Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	March 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$446,499	$292,061
Accounts receivable, net	2,771,626	2,538,642
Inventories	584,842	655,046
Prepaid expenses	88,731	120,205
Other current assets	248,409	209,547
Total current assets	4,140,107	3,815,501

Property and equipment, net	189,721	129,685
Goodwill	568,037	483,591
Identifiable intangible and other non-current assets	369,101	310,500
Total assets	$5,266,966	$4,739,277

Liabilities:
Current liabilities:
Short-term debt	$15,701	$14,647
Accounts payable	2,362,174	2,210,427
Accrued expenses and other current liabilities	336,253	289,441
Total current liabilities	2,714,128	2,514,515

Long-term debt	712,960	449,064
Non-current income tax liabilities, net	94,166	82,532
Other long-term liabilities	13,868	14,272
Total liabilities	3,535,122	3,060,383

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 71,978 and 71,883 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	720	719
Capital in excess of par value	496,793	495,199
Retained earnings	1,255,377	1,207,299
Accumulated other comprehensive loss	(25,821)	(29,319)
Total World Fuel shareholders’ equity	1,727,069	1,673,898
Noncontrolling interest equity	4,775	4,996
Total equity	1,731,844	1,678,894
Total liabilities and equity	$5,266,966	$4,739,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended
	March 31,
	2014	2013

Revenue	$10,550,896	$10,184,029
Cost of revenue	10,362,864	10,001,650
Gross profit	188,032	182,379
Operating expenses:
Compensation and employee benefits	71,075	69,429
Provision for bad debt	1,154	1,103
General and administrative	51,499	44,906
	123,728	115,438
Income from operations	64,304	66,941
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,356)	(3,659)
Other income, net	1,858	120
	(2,498)	(3,539)
Income before income taxes	61,806	63,402
Provision for income taxes	11,300	12,291
Net income including noncontrolling interest	50,506	51,111
Net (loss) income attributable to noncontrolling interest	(221)	2,386
Net income attributable to World Fuel	$50,727	$48,725

Basic earnings per common share	$0.72	$0.68

Basic weighted average common shares	70,705	71,288

Diluted earnings per common share	$0.71	$0.68

Diluted weighted average common shares	71,394	71,999

Comprehensive income:
Net income including noncontrolling interest	$50,506	$51,111
Other comprehensive income:
Foreign currency translation adjustments	3,498	1,109
Cash flow hedges, net of income tax of $21	—	(69)
Other comprehensive income	3,498	1,040
Comprehensive income including noncontrolling interest	54,004	52,151
Comprehensive (loss) income attributable to noncontrolling interest	(221)	2,386
Comprehensive income attributable to World Fuel	$54,225	$49,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2013	71,883	$719	$495,199	$1,207,299	$(29,319)	$1,673,898	$4,996	$1,678,894
Net income	—	—	—	50,727	—	50,727	(221)	50,506
Cash dividends declared	—	—	—	(2,649)	—	(2,649)	—	(2,649)
Amortization of share-based payment awards	—	—	3,783	—	—	3,783	—	3,783
Issuance of common stock related to share-based payment awards including income tax benefit of $523	117	1	658	—	—	659	—	659
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(22)	—	(2,847)	—	—	(2,847)	—	(2,847)
Other comprehensive income	—	—	—	—	3,498	3,498	—	3,498
Balance as of March 31, 2014	71,978	$720	$496,793	$1,255,377	$(25,821)	$1,727,069	$4,775	$1,731,844

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	48,725	—	48,725	2,386	51,111
Cash dividends declared	—	—	—	(2,675)	—	(2,675)	—	(2,675)
Amortization of share-based payment awards	—	—	3,748	—	—	3,748	—	3,748
Issuance of common stock related to share-based payment awards including income tax benefit of $1,721	449	4	1,717	—	—	1,721	—	1,721
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(13)	—	(4,456)	—	—	(4,456)	—	(4,456)
Other comprehensive income	—	—	—	—	1,040	1,040	—	1,040
Balance as of March 31, 2013	72,583	$725	$518,598	$1,060,932	$(14,978)	$1,565,277	$26,836	$1,592,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interest	$50,506	$51,111
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	12,457	10,848
Provision for bad debt	1,154	1,103
Share-based payment award compensation costs	3,968	3,872
Deferred income tax provision	4,152	739
Extinguishment of liabilities	(1,785)	(428)
Other	2,057	(557)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,638)	(303,010)
Inventories	91,329	(60,162)
Prepaid expenses	35,949	45,876
Other current assets	(10,535)	14,266
Cash collateral with financial counterparties	(10,096)	563
Other non-current assets	(5,405)	(154)
Accounts payable	(77,885)	370,898
Accrued expenses and other current liabilities	10,693	(26,249)
Non-current income tax, net and other long-term liabilities	672	794
Total adjustments	41,087	58,399
Net cash provided by operating activities	91,593	109,510
Cash flows from investing activities:
Acquisitions, net of cash acquired	(153,963)	—
Capital expenditures	(8,872)	(12,949)
Escrow payment related to an assumed obligation of an acquired business	(21,724)	—
Net cash used in investing activities	(184,559)	(12,949)
Cash flows from financing activities:
Borrowings under senior revolving credit facility	1,245,000	1,376,800
Repayments under senior revolving credit facility and senior term loans	(989,000)	(1,477,550)
Borrowings of other debt	4,462	—
Repayments of other debt	(8,166)	(2,901)
Dividends paid on common stock	(2,644)	(2,667)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	523	1,721
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(2,847)	(4,456)
Net cash provided by (used in) financing activities	247,328	(109,053)
Effect of exchange rate changes on cash and cash equivalents	76	(648)
Net increase (decrease) in cash and cash equivalents	154,438	(13,140)
Cash and cash equivalents, as of beginning of period	292,061	172,740
Cash and cash equivalents, as of end of period	$446,499	$159,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.6 million as of March 31, 2014 and $2.7 million as of March 31, 2013.

In connection with our acquisitions for the periods presented, the following table presents the assets acquired, net of cash and liabilities assumed (in thousands):

	For the Three Months ended March 31,
	2014	2013
Assets acquired, net of cash	$451,701	$—

Liabilities assumed	$297,862	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.     Acquisitions and Significant Accounting Policies

Acquisitions

2014 Acquisition

On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom.

The estimated purchase price for Watson Petroleum was $165.0 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated purchase price for Watson Petroleum to the cash paid for the acquisition, net of cash acquired (in thousands):

Estimated purchase price	$165,004
Less: Cash acquired	11,165
Cash paid for acquisition, net of cash acquired	$153,839

The estimated purchase price of Watson Petroleum was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the acquisition of Watson Petroleum have not been finalized, the allocation of the purchase price of this acquisition may change. The estimated purchase price allocation for Watson Petroleum is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$11,165
Accounts receivable	217,502
Inventories	20,283
Property and equipment	58,070
Identifiable intangible assets	60,527
Goodwill	83,832
Other current and long-term assets	11,611
Liabilities assumed:
Accounts payable	(229,805)
Accrued expenses and other current liabilities	(47,129)
Other long-term liabilities	(21,052)
Estimated purchase price	$165,004

Upon the completion of the acquisition, we made a payment of $21.7 million to an escrow account related to an assumed obligation which was included in accrued expenses and other current liabilities.  As of March 31, 2014, the escrow account balance of $21.7 million is included in other current assets in the accompanying consolidated balance sheets.

In connection with the acquisition of Watson Petroleum, we recorded goodwill of $83.8 million in our land segment, none of which is anticipated to be deductible for tax purposes. The identifiable intangible assets consisted of $53.0 million of customer relationships and $1.6 million of other identifiable intangible assets with weighted average lives of 4.7 years and 2.1 years, respectively, as well as $5.9 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2014 and 2013 as if the acquisition of Watson Petroleum had been completed on January 1, 2013 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2014	2013
	(pro forma)	(pro forma)

Revenue	$10,978,441	$10,720,089

Net income attributable to World Fuel	$52,796	$53,790

Earnings per common share:
Basic	$0.75	$0.75

Diluted	$0.74	$0.75

The financial position, results of operations and cash flows of this acquisition has been included in our consolidated financial statements since its acquisition date and did not have a significant impact on our results for the three months ended March 31, 2014.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2013 10-K Report.

Goodwill

During the three months ended March 31, 2014, we recorded goodwill of $83.8 million in our land segment in connection with the acquisition of Watson Petroleum and we increased land segment goodwill by $0.4 million as a result of a reduction in identifiable intangible assets based on our ongoing fair value assessment of certain of our 2013 acquisitions.  Additionally, we had a $0.2 million increase in our marine segment goodwill as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update became effective at the beginning of our 2014 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Foreign Currency Matters Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries.  In March 2013, the FASB issued an ASU aimed at resolving the diversity in practice of accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  This update became effective at the beginning of our 2014 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Disclosure Obligations Resulting from Joint and Several Liability Arrangements.  In February 2013, the FASB issued an ASU clarifying the guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  This update became effective at the beginning of our 2014 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

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

As of March 31, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	533	BBL	$68.06	$0.159	$85
	2014	Commodity contracts for inventory hedging (short)	4,577	BBL	70.78	(0.195)	(891)
							$(806)

Non-Designated	2014	Commodity contracts (long)	19,488	BBL	$86.85	$1.030	$20,076
	2014	Commodity contracts (short)	18,511	BBL	95.03	(0.615)	(11,386)
	2015	Commodity contracts (long)	1,332	BBL	70.05	1.722	2,294
	2015	Commodity contracts (short)	1,100	BBL	99.98	(1.156)	(1,272)
	2016	Commodity contracts (short)	13	BBL	89.29	2.692	35
	2014	Foreign currency contracts (long)	16,836	AUD	0.89	0.034	574
	2014	Foreign currency contracts (short)	30,043	AUD	0.89	(0.032)	(973)
	2014	Foreign currency contracts (long)	1,766	BRL	2.35	0.011	20
	2014	Foreign currency contracts (long)	7,846	CAD	1.12	0.010	78
	2014	Foreign currency contracts (short)	14,593	CAD	1.10	0.015	220
	2014	Foreign currency contracts (long)	2,408,032	CLP	559.01	0.000	100
	2014	Foreign currency contracts (short)	1,893,823	CLP	554.54	0.000	3
	2014	Foreign currency contracts (long)	23,833,929	COP	2,015.54	0.000	304
	2014	Foreign currency contracts (short)	17,515,681	COP	2,006.56	(0.000)	(139)
	2014	Foreign currency contracts (long)	34,927	DKK	5.43	0.001	45
	2014	Foreign currency contracts (short)	46,568	DKK	5.41	(0.000)	(16)
	2014	Foreign currency contracts (long)	10,992	EUR	1.37	0.000	3
	2014	Foreign currency contracts (short)	29,832	EUR	1.37	(0.012)	(368)
	2014	Foreign currency contracts (long)	96,000	GBP	1.65	0.012	1,170
	2014	Foreign currency contracts (short)	159,486	GBP	1.64	(0.023)	(3,612)
	2014	Foreign currency contracts (long)	3,057	INR	61.69	0.000	1
	2014	Foreign currency contracts (short)	95,278	INR	63.68	(0.001)	(78)
	2014	Foreign currency contracts (long)	192,762	JPY	102.21	(0.000)	(19)
	2014	Foreign currency contracts (short)	646,251	JPY	103.11	0.000	18
	2014	Foreign currency contracts (long)	1,518,741	MXN	13.28	0.001	1,555
	2014	Foreign currency contracts (short)	1,303,304	MXN	13.29	(0.001)	(1,540)
	2014	Foreign currency contracts (long)	2,037	NOK	6.19	0.005	11
	2014	Foreign currency contracts (short)	2,963	NOK	6.07	(0.003)	(8)
	2014	Foreign currency contracts (short)	3,529	PLN	3.07	(0.006)	(21)
	2014	Foreign currency contracts (short)	20,615	RON	3.29	(0.006)	(131)
	2014	Foreign currency contracts (long)	17,190	SGD	1.27	0.010	177
	2014	Foreign currency contracts (short)	21,727	SGD	1.27	(0.007)	(146)
	2014	Foreign currency contracts (long)	22,049	ZAR	11.11	0.003	70
	2014	Foreign currency contracts (short)	100,622	ZAR	10.90	(0.002)	(242)
	2015	Foreign currency contracts (short)	6,350	GBP	1.63	(0.033)	(211)
							$6,592

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		March 31,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$752	$735
Commodity contracts	Accrued expenses and other current liabilities	981	—
		1,733	735
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	36,556	47,062
Commodity contracts	Identifiable intangible and other non-current assets	1,439	1,642
Commodity contracts	Accrued expenses and other current liabilities	5,958	1,141
Commodity contracts	Other long-term liabilities	721	874
Foreign currency contracts	Other current assets	478	5,003
Foreign currency contracts	Accrued expenses and other current liabilities	4,299	3,483
Foreign currency contracts	Other long-term liabilities	4	—
		49,455	59,205
		$51,188	$59,940

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$631	$1,544
Commodity contracts	Accrued expenses and other current liabilities	1,908	—
		2,539	1,544
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	20,829	26,876
Commodity contracts	Identifiable intangible and other non-current assets	836	894
Commodity contracts	Accrued expenses and other current liabilities	12,434	15,473
Commodity contracts	Other long-term liabilities	828	1,228
Foreign currency contracts	Other current assets	223	2,867
Foreign currency contracts	Accrued expenses and other current liabilities	7,605	8,789
Foreign currency contracts	Other long-term liabilities	108	147
		42,863	56,274
		$45,402	$57,818

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain				Realized and Unrealized Gain (Loss)
Derivative Instruments	Location	2014	2013	Hedged Items	Location	2014	2013

Three months ended March 31,

Commodity contracts	Revenue	$—	$—	Firm commitments	Revenue	$—	$—
Commodity contracts	Cost of revenue	—	—	Firm commitments	Cost of revenue	—	—
Commodity contracts	Cost of revenue	392	5,079	Inventories	Cost of revenue	(7,559)	893
		$392	$5,079			$(7,559)	$893

There were no gains or losses for the three months ended March 31, 2014 and 2013 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during the three months ended March 31, 2014 and the cash flow hedging activities during the three months ended March 31, 2013 were not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2014	2013

Three months ended March 31,

Commodity contracts	Revenue	$6,918	$5,395
Commodity contracts	Cost of revenue	9,643	(293)
Foreign currency contracts	Revenue	(284)	2,668
Foreign currency contracts	Other income, net	(734)	3,479
		$15,543	$11,249

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of March 31, 2014.

3.              Debt

Our debt consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Credit Facility	$456,000	$200,000
Term Loans	242,500	242,500
Capital leases	15,548	3,158
Acquisition promissory notes	10,736	13,403
Other	3,877	4,650
Total debt	728,661	463,711
Current maturities of long-term debt	15,701	14,647
Long term-debt	$712,960	$449,064

The following table provides additional information about our interest expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended
	March 31,
	2014	2013

Interest income	$1,652	$424
Interest expense and other financing costs	(6,008)	(4,083)
	$(4,356)	$(3,659)

4.              Other Comprehensive Income and Accumulated Other Comprehensive Loss

Our other comprehensive income, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total

Balance as of December 31, 2013	$(29,319)	$—	$(29,319)
Other comprehensive income	3,498	—	3,498
Balance as of March 31, 2014	$(25,821)	$—	$(25,821)

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total

Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive income (loss)	1,109	(69)	1,040
Balance as of March 31, 2013	$(15,021)	$43	$(14,978)

The foreign currency translation adjustment gains for the three months ended March 31, 2014 were primarily due to the strengthening of the Brazilian Real as compared to the U.S. dollar.

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended
	March 31,
	2014	2013

Income tax provision	$11,300	$12,291

Effective income tax rate	18.3%	19.4%

Our provision for income taxes for each of the three-month periods ended March 31, 2014 and 2013 were calculated based on the estimated annual effective income tax rate for the full 2014 and 2013 fiscal years. The actual effective income tax rate for the full 2014 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended
	March 31,
	2014	2013

Numerator:
Net income attributable to World Fuel	$50,727	$48,725

Denominator:
Weighted average common shares for basic earnings per common share	70,705	71,288
Effect of dilutive securities	689	711
Weighted average common shares for diluted earnings per common share	71,394	71,999

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	546	763

Basic earnings per common share	$0.72	$0.68

Diluted earnings per common share	$0.71	$0.68

7.              Commitments and Contingencies

Legal Matters

Lac-Mégantic, Quebec

As previously disclosed in “Note 7 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our 2013 10-K Report, various lawsuits have been filed against us and other third parties related to the July 2013 train derailment in Lac-Mégantic, Quebec. For additional information regarding legal proceedings related to the train derailment, see our 2013 10-K Report and Part II – Item 1 of this 10-Q Report.

We are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.  However, based on estimated losses related to the value of the tank cars involved in the incident, as well as legal costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $27.1 million.  We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $26.5 million. As of March 31, 2014, the remaining unpaid liabilities of $13.5 million are included in accrued expenses and other current liabilities and the remaining uncollected receivable of $20.8 million is included in other current assets in the accompanying consolidated balance sheets.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2014, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

8.              Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $728.7 million and $463.7 million as of March 31, 2014 and December 31, 2013, respectively, and our notes receivable of $14.5 million and $20.9 million as of March 31, 2014 and December 31, 2013, respectively, are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of March 31, 2014
Assets:
Commodity contracts	$5,118	$41,289	$—	$46,407	$(30,195)	$16,212
Foreign currency contracts	—	4,781	—	4,781	(4,526)	255
Inventories	—	1,076	—	1,076	(514)	562
Total	$5,118	$47,146	$—	$52,264	$(35,235)	$17,029
Liabilities:
Commodity contracts	$3,837	$33,629	$—	$37,466	$(30,831)	$6,635
Foreign currency contracts	—	7,936	—	7,936	(4,526)	3,410
Inventories	—	514	—	514	(514)	—
Total	$3,837	$42,079	$—	$45,916	$(35,871)	$10,045

As of December 31, 2013
Assets:
Commodity contracts	$11,574	$39,880	$—	$51,454	$(35,983)	$15,471
Foreign currency contracts	—	8,486	—	8,486	(6,350)	2,136
Inventories	—	1,690	—	1,690	(207)	1,483
Total	$11,574	$50,056	$—	$61,630	$(42,540)	$19,090
Liabilities:
Commodity contracts	$14,032	$31,983	$—	$46,015	$(31,329)	$14,686
Foreign currency contracts	—	11,803	—	11,803	(6,350)	5,453
Inventories	—	207	—	207	(207)	—
Total	$14,032	$43,993	$—	$58,025	$(37,886)	$20,139

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	March 31, 2014	December 31, 2013
Commodity Contracts
Assets:
Other current assets	$15,609	$14,723
Identifiable intangible and other non-current assets	603	748
Total net assets	$16,212	$15,471

Liabilities:
Accrued expenses and other current liabilities	$6,528	$14,332
Other long-term liabilities	107	354
Total net liabilities	$6,635	$14,686

Foreign Currency Contracts
Assets:
Other current assets	$255	$2,136
Total net assets	$255	$2,136

Liabilities:
Accrued expenses and other current liabilities	$3,306	$5,306
Other long-term liabilities	104	147
Total net liabilities	$3,410	$5,453

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

As of March 31, 2014 and December 31, 2013, we had $23.1 million and $13.0 million, respectively, of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.

As of March 31, 2014, in the above table we have offset $0.9 million of cash collateral deposits held by financial counterparties against the total amount of commodity fair value liabilities and we have offset $0.3 million of cash collateral received from customers against the total amount of commodity fair value assets.  As of December 31, 2013, we have offset $4.7 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

9.              Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land.  Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Our results of operations include the results of the acquisition of all of the outstanding stock of Watson Petroleum in our land segment commencing on March 7, 2014, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended March 31,

	2014	2013
Revenue:
Aviation segment	$4,249,803	$3,930,588
Marine segment	3,480,217	3,717,139
Land segment	2,820,876	2,536,302
	$10,550,896	$10,184,029

Gross profit:
Aviation segment	$68,921	$76,984
Marine segment	47,842	41,682
Land segment	71,269	63,713
	$188,032	$182,379

Income from operations:
Aviation segment	$30,071	$34,880
Marine segment	21,025	15,259
Land segment	26,530	27,380
	77,626	77,519
Corporate overhead - unallocated	13,322	10,578
	$64,304	$66,941

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $8,498 and $9,351 as of March 31, 2014 and December 31, 2013, respectively	$773,531	$771,178
Marine segment, net of allowance for bad debt of $9,625 and $9,845 as of March 31, 2014 and December 31, 2013, respectively	1,190,545	1,205,005
Land segment, net of allowance for bad debt of $11,254 and $9,992 as of March 31, 2014 and December 31, 2013, respectively	807,550	562,459
	$2,771,626	$2,538,642

Total assets:
Aviation segment	$1,663,284	$1,708,569
Marine segment	1,620,269	1,553,267
Land segment	1,806,291	1,304,436
Corporate	177,122	173,005
	$5,266,966	$4,739,277

10.       Subsequent Event

On April 11, 2014, we announced that Paul H. Stebbins will step down as Executive Chairman of the Board of Directors (the “Board”) immediately after the 2014 Annual Meeting of Shareholders (the “Effective Time”) and the Board will appoint Michael J. Kasbar to the position of Chairman of the Board in addition to his role as President and Chief Executive Officer of the Company.  In connection with this transition, the employment agreement between the Company and Mr. Stebbins, dated March 14, 2008, as previously amended, was further amended in order to reflect (i) the non-renewal of the employment agreement after the expiration date of the current term on January 1, 2015, and (ii) the change in Mr. Stebbins’ title as a result of his stepping down as Executive Chairman of the Board, effective as of the Effective Time.  In addition, the employment agreement between the Company and Mr. Kasbar, dated March 14, 2008, as previously amended, was further amended to change his title to Chairman, President and Chief Executive Officer of the Company, effective as of the Effective Time.

In the second quarter of 2014, we will record a one-time charge of approximately $4.8 million relating to both cash and equity amounts payable to Mr. Stebbins in connection with the non-renewal of his employment agreement.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2013 10-K Report and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2013 10-K Report.

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

•                  the outcome of litigation and the costs associated in defending any actions; and

•                  other risks, including those described in “Item 1A - Risk Factors” in our 2013 10-K Report and those described from time to time in our other filings with the SEC.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.

Overview

We are a leading global fuel logistics company, principally engaged in the marketing, sale and distribution of aviation, marine, and land fuel and related products and services on a worldwide basis. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. Additionally, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel, lubricants, and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, as well as to the U.S. and foreign governments. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and retail, industrial, commercial and government customers and we engage in crude oil marketing activities.

In our aviation and land segments, we primarily purchase and resell fuel and other products, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel resales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and other products, and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Our profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Eastern Europe, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A — Risk Factors” of our 2013 10-K Report.

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

Results of Operations

Our results of operations include the results of the acquisition of all of the outstanding stock of Watson Petroleum Limited (“Watson Petroleum”) in our land segment commencing on March 7, 2014, its acquisition date.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue.  Our revenue for the first quarter of 2014 was $10.6 billion, an increase of $ 0.4 billion, or 3.6%, as compared to the first quarter of 2013.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2014	2013	$ Change

Aviation segment	$4,249,803	$3,930,588	$319,215
Marine segment	3,480,217	3,717,139	(236,922)
Land segment	2,820,876	2,536,302	284,574
	$10,550,896	$10,184,029	$366,867

Our aviation segment revenue for the first quarter of 2014 was $4.2 billion, an increase of $0.3 billion, or 8.1%, as compared to the first quarter of 2013.  Of the increase in aviation segment revenue, $0.7 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.4 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first quarter of 2014 as compared to the first quarter of 2013.

Our marine segment revenue for the first quarter of 2014 was $3.5 billion, a decrease of $0.2 billion, or 6.4%, as compared to the first quarter of 2013.  Of the decrease in marine segment revenue, $0.4 billion was due to decreased volume in the first quarter of 2014 as compared to the first quarter of 2013, which was partially offset by $0.2 billion due to an increase in the average price per metric ton sold in the first quarter of 2014 as compared to the first quarter of 2013.

Our land segment revenue for the first quarter of 2014 was $2.8 billion, an increase of $0.3 billion, or 11.2%, as compared to the first quarter of 2013.  The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first quarter of 2014 was $188.0 million, an increase of $5.7 million, or 3.1%, as compared to the first quarter of 2013.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2014	2013	$ Change

Aviation segment	$68,921	$76,984	$(8,063)
Marine segment	47,842	41,682	6,160
Land segment	71,269	63,713	7,556
	$188,032	$182,379	$5,653

Our aviation segment gross profit for the first quarter of 2014 was $68.9 million, a decrease of $8.1 million, or 10.5%, as compared to the first quarter of 2013. Of the decrease in aviation segment gross profit, $21.5 million was due to lower gross profit per gallon sold principally due to fluctuations in customer mix, which was partially offset by $13.4 million due to increased volume attributable to new and existing customers.

Our marine segment gross profit for the first quarter of 2014 was $47.8 million, an increase of $6.2 million, or 14.8%, as compared to the first quarter of 2013.  Of the increase in marine segment gross profit, $10.9 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity.  This was partially offset by $4.7 million due to decreased volume in the first quarter of 2014 as compared to the first quarter of 2013.

Our land segment gross profit for the first quarter of 2014 was $71.3 million, an increase of $7.6 million, or 11.9%, as compared to the first quarter of 2013.  The increase in land segment gross profit was principally due to $16.0 million in gross profit from acquired businesses, partially offset by $6.3 million lower gross profit related to our crude oil marketing activities.  Additionally, a land segment joint venture which generated $3.1 million in gross profit for the first quarter of 2013 was deconsolidated effective December 31, 2013 and is not included in our land segment gross profit for the first quarter of 2014.

Operating Expenses.  Total operating expenses for the first quarter of 2014 were $123.7 million, an increase of $8.3 million, or 7.2%, as compared to the first quarter of 2013.  The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	March 31,
	2014	2013	$ Change

Compensation and employee benefits	$71,075	$69,429	$1,646
Provision for bad debt	1,154	1,103	51
General and administrative	51,499	44,906	6,593
	$123,728	$115,438	$8,290

The $1.6 million increase in compensation and employee benefits was due to $4.2 million related to the inclusion of expenses from acquired businesses, which was partially offset by $2.6 million primarily due to decreased incentive based compensation and employee benefit expenses.  The $6.6 million increase in general and administrative expenses was due to $3.5 million principally related to increased expenses to support our growing global business and $3.1 million due to the inclusion of expenses from acquired businesses.

Income from Operations.  Our income from operations for the first quarter of 2014 was $64.3 million, a decrease of $2.6 million, or 3.9%, as compared to the first quarter of 2013.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	March 31,
	2014	2013	$ Change

Aviation segment	$30,071	$34,880	$(4,809)
Marine segment	21,025	15,259	5,766
Land segment	26,530	27,380	(850)
	77,626	77,519	107
Corporate overhead - unallocated	13,322	10,578	2,744
	$64,304	$66,941	$(2,637)

Our aviation segment income from operations for the first quarter of 2014 was $30.1 million, a decrease of $4.8 million, or 13.8%, as compared to the first quarter of 2013. This decrease resulted from $8.1 million in lower gross profit, which was partially offset by decreased operating expenses of $3.3 million.

Our marine segment income from operations for the first quarter of 2014 was $21.0 million, an increase of $5.8 million, or 37.8%, as compared to the first quarter of 2013. This increase resulted from $6.2 million in higher gross profit, which was partially offset by increased operating expenses of $0.4 million.

Our land segment income from operations for the first quarter of 2014 was $26.5 million, a decrease of $0.9 million, or 3.1%, as compared to the first quarter of 2013. This decrease resulted from increased operating expenses of $8.5 million, which was partially offset by $7.6 million in higher gross profit.  Of the increase in land segment operating expenses, $8.0 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first quarter of 2014 were $13.3 million, an increase of $2.7 million, or 25.9%, as compared to the first quarter of 2013.

Non-Operating Expenses, net. For the first quarter of 2014, we had non-operating expenses, net of $2.5 million, a decrease of $1.0 million, or 29.4%, as compared to the first quarter of 2013. This decrease was principally due to a $0.8 million increase in earnings from our equity investments in the first quarter of 2014 as compared to the first quarter of 2013.  The increase in earnings from our equity investments is principally related to the deconsolidation of a land segment joint venture effective December 31, 2013; beginning in 2014, this joint venture is accounted for under the equity method.

Income Taxes. For the first quarter of 2014, our effective income tax rate was 18.3% and our income tax provision was $11.3 million, as compared to an effective income tax rate of 19.4% and an income tax provision of $12.3 million for the first quarter of 2013.  The lower effective income tax rate for the first quarter of 2014 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first quarter of 2013.

Net (Loss) Income Attributable to Noncontrolling Interest. For the first quarter of 2014, net loss attributable to noncontrolling interest was $0.2 million, a decrease of $2.6 million as compared to the first quarter of 2013.

Net Income and Diluted Earnings per Common Share. Our net income for the first quarter of 2014 was $50.7 million, an increase of $2.0 million, or 4.1%, as compared to the first quarter of 2013. Diluted earnings per common share for the first quarter of 2014 was $0.71 per common share, an increase of $0.03 per common share, or 4.4%, as compared to the first quarter of 2013.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the first quarter of 2014 was $58.5 million, an increase of $3.5 million, or 6.3%, as compared to the first quarter of 2013.  Non-GAAP diluted earnings per common share for the first quarter of 2014 was $0.83  per common share, an increase of $0.06 per common share, or 7.8%, as compared to the first quarter of 2013.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first quarter of 2014 and 2013 (in thousands):

	For the Three Months ended
	March 31,
	2014	2013

Net income attributable to World Fuel	$50,727	$48,725
Share-based compensation expense, net of income taxes of $1,302 and $1,329 for 2014 and 2013, respectively	2,666	2,543
Intangible asset amortization expense, net of income taxes of $2,027 and $2,113 for 2014 and 2013, respectively	3,948	3,732
Expenses related to the acquisition of Watson Petroleum Limited	1,140	—
Non-GAAP net income attributable to World Fuel	$58,481	$55,000

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first quarter of 2014 and 2013:

	For the Three Months ended
	March 31,
	2014	2013

Diluted earnings per common share	$0.71	$0.68
Share-based compensation expense, net of income taxes	0.04	0.04
Intangible asset amortization expense, net of income taxes	0.06	0.05
Expenses related to the acquisition of Watson Petroleum Limited	0.02	—
Non-GAAP diluted earnings per common share	$0.83	$0.77

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and expenses related to the acquisition of Watson Petroleum Limited primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, as well as the expenses related to the acquisition of Watson Petroleum Limited are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2014 and 2013.  For additional details, please see the consolidated statements of cash flows.

	For the Three Months ended
	March 31,
	2014	2013

Net cash provided by operating activities	$91,593	$109,510
Net cash used in investing activities	(184,559)	(12,949)
Net cash provided by (used in) financing activities	247,328	(109,053)

Operating Activities.  For the three months ended March 31, 2014, net cash provided by operating activities was $91.6 million as compared to $109.5 million for the first three months of 2013.  The $17.9 million decrease in operating cash flows was primarily due to year-over-year changes in working capital items.

Investing Activities. For the three months ended March 31, 2014, net cash used in investing activities was $184.6 million as compared to $12.9 million for the first three months of 2013. The $171.7 million increase in cash used in investing activities was principally due to the acquisition of Watson Petroleum.

Financing activities.  For the three months ended March 31, 2014, net cash provided by financing activities was $247.3 million as compared to net cash used in financing activities of $109.1 million for the first three months of 2013.  The $356.4 million change in cash provided by financing activities was principally due to increased net borrowings under our Credit Facility in the first three months of 2014 as compared to the first three months of 2013.

Other Liquidity Measures

Cash and Cash Equivalents.  As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $446.5 million and $292.1 million, respectively, of which $144.9 million and $39.7 million, respectively, was available for use by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a Credit Facility which permits borrowings of up to $1.1 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $456.0 million and $200.0 million as of March 31, 2014 and December 31, 2013, respectively. Our issued letters of credit under the Credit Facility totaled $50.9 million and $7.4 million as of March 31, 2014 and December 31, 2013, respectively. We also had $242.5 million in Term Loans outstanding as of March 31, 2014 and December 31, 2013.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2014, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2014 and December 31, 2013, our outstanding letters of credit and bank guarantees under these credit lines totaled $160.3 million and $150.6 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $325.0 million of our accounts receivable. As of March 31, 2014, we had sold accounts receivable of $113.7 million under the RPAs.

Short-Term Debt. As of March 31, 2014, our short-term debt of $15.7 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, capital lease obligations and Term Loan borrowings.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2013 to March 31, 2014.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2013 10-K Report.

Contractual Obligations

Derivative Obligations.  As of March 31, 2014, our net derivative obligations were $10.0 million, principally due within one year.

Purchase Commitment Obligations.  As of March 31, 2014, our purchase commitment obligations were $15.7 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of March 31, 2014, we had issued letters of credit and bank guarantees totaling $211.2 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of March 31, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	533	BBL	$68.06	$0.159	$85
	2014	Commodity contracts for inventory hedging (short)	4,577	BBL	70.78	(0.195)	(891)
							$(806)

Non-Designated	2014	Commodity contracts (long)	19,488	BBL	$86.85	$1.030	$20,076
	2014	Commodity contracts (short)	18,511	BBL	95.03	(0.615)	(11,386)
	2015	Commodity contracts (long)	1,332	BBL	70.05	1.722	2,294
	2015	Commodity contracts (short)	1,100	BBL	99.98	(1.156)	(1,272)
	2016	Commodity contracts (short)	13	BBL	89.29	2.692	35
	2014	Foreign currency contracts (long)	16,836	AUD	0.89	0.034	574
	2014	Foreign currency contracts (short)	30,043	AUD	0.89	(0.032)	(973)
	2014	Foreign currency contracts (long)	1,766	BRL	2.35	0.011	20
	2014	Foreign currency contracts (long)	7,846	CAD	1.12	0.010	78
	2014	Foreign currency contracts (short)	14,593	CAD	1.10	0.015	220
	2014	Foreign currency contracts (long)	2,408,032	CLP	559.01	0.000	100
	2014	Foreign currency contracts (short)	1,893,823	CLP	554.54	0.000	3
	2014	Foreign currency contracts (long)	23,833,929	COP	2,015.54	0.000	304
	2014	Foreign currency contracts (short)	17,515,681	COP	2,006.56	(0.000)	(139)
	2014	Foreign currency contracts (long)	34,927	DKK	5.43	0.001	45
	2014	Foreign currency contracts (short)	46,568	DKK	5.41	(0.000)	(16)
	2014	Foreign currency contracts (long)	10,992	EUR	1.37	0.000	3
	2014	Foreign currency contracts (short)	29,832	EUR	1.37	(0.012)	(368)
	2014	Foreign currency contracts (long)	96,000	GBP	1.65	0.012	1,170
	2014	Foreign currency contracts (short)	159,486	GBP	1.64	(0.023)	(3,612)
	2014	Foreign currency contracts (long)	3,057	INR	61.69	0.000	1
	2014	Foreign currency contracts (short)	95,278	INR	63.68	(0.001)	(78)
	2014	Foreign currency contracts (long)	192,762	JPY	102.21	(0.000)	(19)
	2014	Foreign currency contracts (short)	646,251	JPY	103.11	0.000	18
	2014	Foreign currency contracts (long)	1,518,741	MXN	13.28	0.001	1,555
	2014	Foreign currency contracts (short)	1,303,304	MXN	13.29	(0.001)	(1,540)
	2014	Foreign currency contracts (long)	2,037	NOK	6.19	0.005	11
	2014	Foreign currency contracts (short)	2,963	NOK	6.07	(0.003)	(8)
	2014	Foreign currency contracts (short)	3,529	PLN	3.07	(0.006)	(21)
	2014	Foreign currency contracts (short)	20,615	RON	3.29	(0.006)	(131)
	2014	Foreign currency contracts (long)	17,190	SGD	1.27	0.010	177
	2014	Foreign currency contracts (short)	21,727	SGD	1.27	(0.007)	(146)
	2014	Foreign currency contracts (long)	22,049	ZAR	11.11	0.003	70
	2014	Foreign currency contracts (short)	100,622	ZAR	10.90	(0.002)	(242)
	2015	Foreign currency contracts (short)	6,350	GBP	1.63	(0.033)	(211)
							$6,592

Item 4.                     Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2014.

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

Item 1.                     Legal Proceedings.

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

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the Circuit Court of Cook County, Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. The actions were removed to the United States District Court for the Northern District of Illinois (the "IL District Court") and subsequently reassigned to a single judge in the IL District Court (other than one action that was remanded to state court prior to reassignment and another that was voluntarily dismissed by the plaintiffs). The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the "ME District Court"), where MMA's bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases.  The motion for reconsideration was denied and the motion for abstention remains pending. We believe these claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

On January 30, 2014, the Trustee for MMA’s bankruptcy estate filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  We believe these claims against us and certain of our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2014 (in thousands, except average per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs (2)

1/1/14-1/31/14	—	$—	—	$15,028
2/1/14-2/28/14	2	42.98	—	15,028
3/1/14-3/31/14	15	44.31	—	15,028
Total	17	$44.19	—	$15,028

(1)         These shares relate to the purchase of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

(2)         In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased and has no expiration date but may be suspended or discontinued at any time.  As of March 31, 2014, $15.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns Executive Vice-President and Chief Financial Officer