Form 10-Q
period 2014-06-30
WORLD FUEL SERVICES CORP
filed 2014-07-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The registrant had a total of 72,282,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 24, 2014.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.       Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$396,591	$292,061
Accounts receivable, net	2,921,830	2,538,642
Inventories	702,617	655,046
Prepaid expenses	110,860	120,205
Other current assets	275,208	209,547
Total current assets	4,407,106	3,815,501

Property and equipment, net	197,357	129,685
Goodwill	577,157	483,591
Identifiable intangible and other non-current assets	356,910	310,500
Total assets	$5,538,530	$4,739,277

Liabilities:
Current liabilities:
Short-term debt	$14,940	$14,647
Accounts payable	2,567,656	2,210,427
Customer deposits	186,546	111,068
Accrued expenses and other current liabilities	202,768	178,373
Total current liabilities	2,971,910	2,514,515

Long-term debt	678,592	449,064
Non-current income tax liabilities, net	83,876	82,532
Other long-term liabilities	19,372	14,272
Total liabilities	3,753,750	3,060,383

Commitments and contingencies

Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,279 and 71,883 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	723	719
Capital in excess of par value	498,648	495,199
Retained earnings	1,300,949	1,207,299
Accumulated other comprehensive loss	(20,428)	(29,319)
Total World Fuel shareholders’ equity	1,779,892	1,673,898
Noncontrolling interest equity	4,888	4,996
Total equity	1,784,780	1,678,894
Total liabilities and equity	$5,538,530	$4,739,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$11,342,475	$10,479,604	$21,893,371	$20,663,633
Cost of revenue	11,150,959	10,291,146	21,513,823	20,292,796
Gross profit	191,516	188,458	379,548	370,837
Operating expenses:
Compensation and employee benefits	77,363	72,745	148,438	142,174
Provision for bad debt	1,186	2,709	2,340	3,812
General and administrative	53,155	44,268	104,654	89,174
	131,704	119,722	255,432	235,160
Income from operations	59,812	68,736	124,116	135,677
Non-operating expenses, net:
Interest expense and other financing costs, net	(4,685)	(4,579)	(9,041)	(8,238)
Other income (expense), net	1,480	(192)	3,338	(72)
	(3,205)	(4,771)	(5,703)	(8,310)
Income before income taxes	56,607	63,965	118,413	127,367
Provision for income taxes	10,223	11,608	21,523	23,899
Net income including noncontrolling interest	46,384	52,357	96,890	103,468
Net (loss) income attributable to noncontrolling interest	(1,842)	1,341	(2,063)	3,727
Net income attributable to World Fuel	$48,226	$51,016	$98,953	$99,741

Basic earnings per common share	$0.68	$0.71	$1.40	$1.40

Basic weighted average common shares	70,842	71,516	70,768	71,483

Diluted earnings per common share	$0.68	$0.71	$1.39	$1.38

Diluted weighted average common shares	71,419	72,018	71,380	72,099

Comprehensive income:
Net income including noncontrolling interest	$46,384	$52,357	$96,890	$103,468
Other comprehensive income (loss):
Foreign currency translation adjustments	5,393	(10,205)	8,891	(9,096)
Cash flow hedges, net of income taxes of $2 and $23 for the three and six months ended June 30, 2013, respectively	—	(6)	—	(75)
Other comprehensive income (loss)	5,393	(10,211)	8,891	(9,171)
Comprehensive income including noncontrolling interest	51,777	42,146	105,781	94,297
Comprehensive (loss) income attributable to noncontrolling interest	(1,842)	1,341	(2,063)	3,727
Comprehensive income attributable to World Fuel	$53,619	$40,805	$107,844	$90,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2013	71,883	$719	$495,199	$1,207,299	$(29,319)	$1,673,898	$4,996	$1,678,894
Net income	—	—	—	98,953	—	98,953	(2,063)	96,890
Cash dividends declared	—	—	—	(5,303)	—	(5,303)	—	(5,303)
Initial noncontrolling interest upon acquisition of joint venture	—	—	—	—	—	—	1,955	1,955
Amortization of share-based payment awards	—	—	6,912	—	—	6,912	—	6,912
Issuance of common stock related to share-based payment awards, including income tax benefit of $826	436	4	822	—	—	826	—	826
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(40)	—	(4,285)	—	—	(4,285)	—	(4,285)
Other comprehensive income	—	—	—	—	8,891	8,891	—	8,891
Balance as of June 30, 2014	72,279	$723	$498,648	$1,300,949	$(20,428)	$1,779,892	$4,888	$1,784,780

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity

Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	99,741	—	99,741	3,727	103,468
Cash dividends declared	—	—	—	(5,354)	—	(5,354)	—	(5,354)
Distribution of noncontrolling interest	—	—	—	—	—	—	(2,895)	(2,895)
Amortization of share-based payment awards	—	—	8,102	—	—	8,102	—	8,102
Issuance of common stock related to share-based payment awards, including income tax benefit of $2,712	645	7	2,705	—	—	2,712	—	2,712
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(15)	—	(6,208)	—	—	(6,208)	—	(6,208)
Other comprehensive loss	—	—	—	—	(9,171)	(9,171)	—	(9,171)
Balance as of June 30, 2013	72,777	$728	$522,188	$1,109,269	$(25,189)	$1,606,996	$25,282	$1,632,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interest	$96,890	$103,468
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	27,067	22,287
Provision for bad debt	2,340	3,812
Share-based payment award compensation costs	7,669	8,197
Deferred income tax provision	8,936	3,921
Extinguishment of liabilities	(2,913)	(1,734)
Other	3,135	(2,236)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(159,605)	(381,679)
Inventories	(25,245)	23,914
Prepaid expenses	13,811	53,497
Other current assets	(48,845)	(24,992)
Cash collateral with financial counterparties	(1,190)	(723)
Other non-current assets	(6,464)	(3,055)
Accounts payable	121,516	376,298
Customer deposits	61,020	13,165
Accrued expenses and other current liabilities	3,837	(41,480)
Non-current income tax, net and other long-term liabilities	47	(370)
Total adjustments	5,116	48,822
Net cash provided by operating activities	102,006	152,290
Cash flows from investing activities:
Acquisitions and other investments, net of cash acquired	(164,205)	(25,415)
Capital expenditures	(20,014)	(24,644)
Escrow payment related to an assumed obligation of an acquired business	(21,724)	—
Purchase of investments	(1,130)	(21,588)
Proceeds from the sale of short-term investments	—	21,588
Repayment of notes receivable	288	—
Net cash used in investing activities	(206,785)	(50,059)
Cash flows from financing activities:
Borrowings under senior revolving credit facility	2,968,000	2,501,500
Repayments under senior revolving credit facility and senior term loans	(2,743,000)	(2,523,500)
Borrowings of other debt	9,294	2,397
Repayments of other debt	(17,369)	(9,602)
Dividends paid on common stock	(5,300)	(5,342)
Distribution of noncontrolling interest	—	(2,910)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	826	2,712
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,285)	(6,208)
Net cash provided by (used in) financing activities	208,166	(40,953)
Effect of exchange rate changes on cash and cash equivalents	1,143	(1,538)
Net increase in cash and cash equivalents	104,530	59,740
Cash and cash equivalents, as of beginning of period	292,061	172,740
Cash and cash equivalents, as of end of period	$396,591	$232,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.7 million as of June 30, 2014 and June 30, 2013.

As of June 30, 2013, we had accrued capital expenditures totaling $7.3 million, which were recorded in accounts payable.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed for the periods presented (in thousands):

	For the Six Months ended June 30,
	2014	2013
Assets acquired, net of cash	$454,527	$29,947

Liabilities assumed	$297,376	$20,471

In connection with our acquisitions during the six months ended June 30, 2013, we recorded an amount payable to sellers related to a purchase price adjustment of $1.6 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.     Acquisitions and Significant Accounting Policies

Acquisitions

2014 Acquisitions

On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom.  In June 2014, we completed an acquisition in our aviation segment which was not material.

The estimated aggregate purchase price for the 2014 acquisitions was $167.0 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2014 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$167,038
Less: Cash acquired	11,842
Estimated purchase price, net of cash acquired	155,196
Less: Amounts due to sellers	789
Cash paid for acquisition of businesses	$154,407

The estimated purchase price of the 2014 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2014 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. The estimated purchase price allocation for the 2014 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$11,842
Accounts receivable	217,727
Inventories	20,534
Property and equipment	60,358
Identifiable intangible assets	51,119
Goodwill	92,149
Other current and long-term assets	12,764
Liabilities assumed:
Accounts payable	(230,386)
Accrued expenses and other current liabilities	(47,972)
Other long-term liabilities	(19,142)

Initial noncontrolling interest upon acquisition of joint venture	(1,955)
Estimated purchase price	$167,038

Upon the completion of the acquisition of Watson Petroleum, we made a payment of £13.0 million ($21.7 million) to an escrow account related to an assumed obligation which was included in accrued expenses and other current liabilities.  As of June 30, 2014, the escrow account balance of £13.0 million ($22.2 million) is included in other current assets in the accompanying consolidated balance sheets.

In connection with the 2014 acquisitions, we recorded goodwill of $92.1 million in our land segment, none of which is anticipated to be deductible for tax purposes. The identifiable intangible assets consisted of $43.6 million of customer relationships and $1.6 million of other identifiable intangible assets with weighted average lives of 4.1 years and 2.0 years, respectively, as well as $5.9 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2014 and 2013 as if the 2014 acquisitions had been completed on January 1, 2013 (in thousands, except per share data):

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2013	2014	2013
	(pro forma)	(pro forma)	(pro forma)

Revenue	$10,985,812	$22,320,916	$21,705,901

Net income attributable to World Fuel	$54,226	$100,902	$107,853

Earnings per common share:
Basic	$0.76	$1.43	$1.51

Diluted	$0.75	$1.41	$1.50

The financial position, results of operations and cash flows of the 2014 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our results for the three and six months ended June 30, 2014.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2013 10-K Report.

Goodwill

During the first six months of 2014, we recorded goodwill of $92.1 million in our land segment in connection with the 2014 acquisitions and we increased land segment goodwill by $0.4 million as a result of a reduction in identifiable intangible assets based on our ongoing fair value assessment of certain of our 2013 acquisitions.  Additionally, we had goodwill increases of $0.7 million and $0.4 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our land and marine segments, respectively.

Recent Accounting Pronouncements

Compensation —Stock Compensation. In June 2014, The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which includes guidance which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Revenue from Contracts with Customers.  In May 2014, the FASB issued an ASU which provides guidance for revenue recognition for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In April 2014, the FASB issued an ASU which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  In July 2013, the FASB issued an ASU on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update became effective at the beginning of our 2014 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

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

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2013

During the third quarter of 2013, we identified an incorrect cash flow presentation of $17.7 million related to an acquisition payment that was classified as an operating activity versus an investing activity in the consolidated statement of cash flows for the six months ended June 30, 2013.  We assessed the materiality of this incorrect presentation and concluded it was not material.  We have modified the prior period presentation of the consolidated statement of cash flows to include this revision.

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

As of June 30, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	514	BBL	$71.88	$(0.813)	$(418)
	2014	Commodity contracts for inventory hedging (short)	5,056	BBL	76.93	0.357	1,805
							$1,387

Non-Designated	2014	Commodity contracts (long)	16,816	BBL	$85.93	$1.863	$31,324
	2014	Commodity contracts (short)	16,800	BBL	95.65	(0.944)	(15,859)
	2015	Commodity contracts (long)	4,363	BBL	66.72	2.349	10,250
	2015	Commodity contracts (short)	2,862	BBL	111.96	(2.095)	(5,997)
	2016	Commodity contracts (long)	18	BBL	95.84	(0.667)	(12)
	2016	Commodity contracts (short)	30	BBL	92.85	2.933	88
	2017	Commodity contracts (long)	4	BBL	4.76	(4.250)	(17)
	2017	Commodity contracts (short)	9	BBL	96.37	6.444	58
							19,835

	2014	Foreign currency contracts (long)	21,152	AUD	0.93	0.014	293
	2014	Foreign currency contracts (short)	26,548	AUD	0.93	(0.014)	(372)
	2014	Foreign currency contracts (long)	6,040	BRL	2.27	0.012	73
	2014	Foreign currency contracts (long)	12,617	CAD	1.09	0.010	129
	2014	Foreign currency contracts (short)	19,880	CAD	1.09	(0.018)	(348)
	2014	Foreign currency contracts (long)	3,652,782	CLP	553.63	0.000	6
	2014	Foreign currency contracts (short)	3,897,485	CLP	558.01	(0.000)	(58)
	2014	Foreign currency contracts (long)	36,144,260	COP	1,918.78	0.000	438
	2014	Foreign currency contracts (short)	34,198,944	COP	1,925.39	(0.000)	(400)
	2014	Foreign currency contracts (long)	38,573	DKK	5.47	0.000	12
	2014	Foreign currency contracts (short)	25,084	DKK	5.46	(0.000)	(12)
	2014	Foreign currency contracts (long)	29,092	EUR	1.37	0.006	189
	2014	Foreign currency contracts (short)	54,354	EUR	1.37	(0.004)	(226)
	2014	Foreign currency contracts (long)	118,125	GBP	1.68	0.024	2,866
	2014	Foreign currency contracts (short)	181,578	GBP	1.67	(0.034)	(6,255)
	2014	Foreign currency contracts (long)	110,129	INR	60.23	(0.000)	(1)
	2014	Foreign currency contracts (short)	220,258	INR	60.91	(0.000)	(17)
	2014	Foreign currency contracts (long)	699,990	JPY	101.97	0.000	74
	2014	Foreign currency contracts (short)	865,135	JPY	102.27	(0.000)	(143)
	2014	Foreign currency contracts (long)	1,630,733	MXN	13.05	0.000	439
	2014	Foreign currency contracts (short)	1,457,110	MXN	13.07	(0.000)	(577)
	2014	Foreign currency contracts (long)	5,652	NOK	6.09	(0.002)	(14)
	2014	Foreign currency contracts (short)	8,019	NOK	6.08	0.001	8
	2014	Foreign currency contracts (long)	4,021	PLN	3.06	0.002	7
	2014	Foreign currency contracts (short)	8,209	PLN	3.06	(0.002)	(13)
	2014	Foreign currency contracts (long)	22,852	RON	3.23	0.002	56
	2014	Foreign currency contracts (short)	47,758	RON	3.25	(0.004)	(204)
	2014	Foreign currency contracts (long)	27,138	SGD	1.25	0.004	114
	2014	Foreign currency contracts (short)	28,331	SGD	1.25	(0.005)	(140)
	2015	Foreign currency contracts (long)	100,002	ZAR	10.73	(0.000)	(43)
	2015	Foreign currency contracts (short)	196,052	ZAR	10.68	0.000	25
	2015	Foreign currency contracts (long)	600	GBP	1.66	0.047	28
	2015	Foreign currency contracts (short)	13,250	GBP	1.66	(0.049)	(649)
	2015	Foreign currency contracts (short)	1,200	GBP	1.67	(0.012)	(14)
	2015	Foreign currency contracts (short)	250	GBP	1.67	(0.004)	(1)
							(4,730)
							$15,105

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		June 30,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$4,997	$735
		4,997	735
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	65,739	47,062
Commodity contracts	Identifiable intangible and other non-current assets	3,242	1,642
Commodity contracts	Accrued expenses and other current liabilities	1,257	1,141
Commodity contracts	Other long-term liabilities	307	874
Foreign currency contracts	Other current assets	1,215	5,003
Foreign currency contracts	Accrued expenses and other current liabilities	3,944	3,483
		75,704	59,205
		$80,701	$59,940

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$3,582	$1,544
Commodity contracts	Accrued expenses and other current liabilities	28	—
		3,610	1,544
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	37,292	26,876
Commodity contracts	Identifiable intangible and other non-current assets	1,427	894
Commodity contracts	Accrued expenses and other current liabilities	10,807	15,473
Commodity contracts	Other long-term liabilities	1,184	1,228
Foreign currency contracts	Other current assets	700	2,867
Foreign currency contracts	Accrued expenses and other current liabilities	8,982	8,789
Foreign currency contracts	Other long-term liabilities	207	147
		60,599	56,274
		$64,209	$57,818

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized Gain (Loss)				Realized and Unrealized Loss
Derivative Instruments	Location	2014	2013	Hedged Items	Location	2014	2013

Three months ended June 30,
Commodity contracts	Cost of revenue	$(2,093)	$14,546	Inventories	Cost of revenue	$(1,083)	$(19,053)

Six months ended June 30,
Commodity contracts	Cost of revenue	$(1,701)	$19,625	Inventories	Cost of revenue	$(8,642)	$(18,161)

There were no gains or losses for the three and six months ended June 30, 2014 and 2013 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during the three and six months ended June 30, 2014 and the cash flow hedging activities during the three and six months ended June 30, 2013 were not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2014	2013

Three months ended June 30,

Commodity contracts	Revenue	$17,225	$14,112
Commodity contracts	Cost of revenue	(598)	1,706
Foreign currency contracts	Revenue	(1,053)	72
Foreign currency contracts	Other income (expense), net	(2,591)	363
		$12,983	$16,253

Six months ended June 30,

Commodity contracts	Revenue	$24,143	$19,507
Commodity contracts	Cost of revenue	9,045	1,413
Foreign currency contracts	Revenue	(1,337)	2,740
Foreign currency contracts	Other income (expense), net	(3,325)	3,842
		$28,526	$27,502

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. The net liability position for such contracts, the collateral posted and the amount of assets required to be posted and/or to settle the positions should a contingent feature be triggered is not significant as of June 30, 2014.

3.              Debt

Our debt consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Credit Facility	$425,000	$200,000
Term Loans	242,500	242,500
Capital leases	14,495	3,158
Acquisition promissory notes	6,302	13,403
Other	5,235	4,650
Total debt	693,532	463,711
Short-term debt	14,940	14,647
Long term-debt	$678,592	$449,064

The following table provides additional information about our interest income, expense and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income	$1,482	$501	$3,134	$925
Interest expense and other financing costs	(6,167)	(5,080)	(12,175)	(9,163)
	$(4,685)	$(4,579)	$(9,041)	$(8,238)

4.              Shareholders’ Equity

Stock Repurchase Programs

In May 2014, our Board of Directors renewed our share repurchase program, replacing the remainder of the October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2014, we have $65.0 million available to repurchase shares under the share repurchase program.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive income (loss), consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total

Balance as of December 31, 2013	$(29,319)	$—	$(29,319)
Other comprehensive income	8,891	—	8,891
Balance as of June 30, 2014	$(20,428)	$—	$(20,428)

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total

Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(9,096)	(75)	(9,171)
Balance as of June 30, 2013	$(25,226)	$37	$(25,189)

The foreign currency translation adjustment gains for the six months ended June 30, 2014 were primarily due to the strengthening of the Brazilian Real and the British Pound as compared to the U.S. dollar.  The foreign currency translation adjustment losses for the six months ended June 30, 2013 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

5.              Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013

Income tax provision	$10,223	$11,608	$21,523	$23,899

Effective income tax rate	18.1%	18.1%	18.2%	18.8%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2014 and 2013 were calculated based on the estimated annual effective income tax rate for the full 2014 and 2013 fiscal years.  The actual effective income tax rate for the full 2014 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

6.              Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net income attributable to World Fuel	$48,226	$51,016	$98,953	$99,741

Denominator:
Weighted average common shares for basic earnings per common share	70,842	71,516	70,768	71,483
Effect of dilutive securities	577	502	612	616
Weighted average common shares for diluted earnings per common share	71,419	72,018	71,380	72,099
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	660	468	655	461
Basic earnings per common share	$0.68	$0.71	$1.40	$1.40
Diluted earnings per common share	$0.68	$0.71	$1.39	$1.38

7.              Commitments and Contingencies

Legal Matters

Lac-Megantic, Quebec

As previously disclosed in “Note 7 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our 2013 10-K Report, various lawsuits have been filed against us and other third parties related to the July 2013 train derailment in Lac-Mégantic, Quebec. For additional information regarding legal proceedings related to the train derailment, see our 2013 10-K Report and Part II — Item 1 of this 10-Q Report.

We are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.  However, based on estimated losses related to the value of the tank cars involved in the incident, as well as legal costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $31.6 million.  We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $30.6 million. As of June 30, 2014, the remaining unpaid liabilities of $16.3 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $24.9 million is included in other current assets in the accompanying consolidated balance sheets.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2014, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

Executive Non-Renewal Charge

On April 11, 2014, we announced that Paul H. Stebbins would step down as Executive Chairman of the Board of Directors (the “Board”) immediately after the 2014 Annual Meeting of Shareholders on May 29, 2014 (the “Effective Time”) and the Board would appoint Michael J. Kasbar to the position of Chairman of the Board in addition to his role as President and Chief Executive Officer of the Company.  In connection with this transition, the employment agreement between the Company and Mr. Stebbins, dated March 14, 2008, as previously amended (the “Stebbins Employment Agreement”), was further amended in order to reflect (i) the non-renewal of the employment agreement after the expiration date of the current term on January 1, 2015, and (ii) the change in Mr. Stebbins’ title as a result of his stepping down as Executive Chairman of the Board, effective as of the Effective Time.  In addition, the employment agreement between World Fuel and Mr. Kasbar, dated March 14, 2008, as previously amended, was further amended to change his title to Chairman, President and Chief Executive Officer of the Company, effective as of the Effective Time.

In May 2014, we recorded a charge totaling $4.8 million in connection with the non-renewal of the Stebbins Employment Agreement. Included in the executive non-renewal charge are non-cash expenses of $1.1 million related to previously awarded stock compensation.  The cash portion of the executive non-renewal charge of $3.7 million will be paid in varying specified amounts through December 2016.  As of June 30, 2014, $0.8 million of this amount was included in accrued expenses and other current liabilities and $2.9 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Nonqualified Deferred Compensation Plan

We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation.  World Fuel does not match any participant deferrals under the NQDC plan.  Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts.  The deferred compensation payable amount under this NQDC plan is subject to the claims of World Fuel’s general creditors and was $2.2 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively, which was included other long-term liabilities in the accompanying consolidated balance sheets.

8.              Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $693.5 million and $463.7 million as of June 30, 2014 and December 31, 2013, respectively, and our notes receivable of $13.2 million and $20.9 million as of June 30, 2014 and December 31, 2013, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of June 30, 2014
Assets:
Commodity contracts	$23,208	$46,508	$5,826	$75,542	$(45,931)	$29,611
Foreign currency contracts	—	5,159	—	5,159	(4,644)	515
Inventories	—	472	—	472	(472)	—
Cash surrender value of life insurance	—	1,754	—	1,754	—	1,754
Mutual funds	361	—	—	361	—	361
Total	$23,569	$53,893	$5,826	$83,288	$(51,047)	$32,241
Liabilities:
Commodity contracts	$13,583	$40,737	$—	$54,320	$(43,865)	$10,455
Foreign currency contracts	—	9,889	—	9,889	(4,644)	5,245
Inventories	—	1,551	—	1,551	(472)	1,079
Total	$13,583	$52,177	$—	$65,760	$(48,981)	$16,779

As of December 31, 2013
Assets:
Commodity contracts	$11,574	$39,880	$—	$51,454	$(35,983)	$15,471
Foreign currency contracts	—	8,486	—	8,486	(6,350)	2,136
Inventories	—	1,690	—	1,690	(207)	1,483
Total	$11,574	$50,056	$—	$61,630	$(42,540)	$19,090
Liabilities:
Commodity contracts	$14,032	$31,983	$—	$46,015	$(31,329)	$14,686
Foreign currency contracts	—	11,803	—	11,803	(6,350)	5,453
Inventories	—	207	—	207	(207)	—
Total	$14,032	$43,993	$—	$58,025	$(37,886)	$20,139

The two investment assets are in connection with the NQDC plan and were included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	June 30, 2014	December 31, 2013
Commodity Contracts
Assets:
Other current assets	$27,796	$14,723
Identifiable intangible and other non-current assets	1,815	748
Total net assets	$29,611	$15,471

Liabilities:
Accrued expenses and other current liabilities	$9,578	$14,332
Other long-term liabilities	877	354
Total net liabilities	$10,455	$14,686

Foreign Currency Contracts
Assets:
Other current assets	$515	$2,136
Total net assets	$515	$2,136

Liabilities:
Accrued expenses and other current liabilities	$5,038	$5,306
Other long-term liabilities	207	147
Total net liabilities	$5,245	$5,453

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

As of June 30, 2014 and December 31, 2013, we had $16.2 million and $13.0 million, respectively, of cash collateral deposits held by financial counterparties included in other current assets in the accompanying consolidated balance sheets.  Additionally, as of June 30, 2014, we had $2.1 million of cash collateral received from financial counterparties and this amount has been offset against the total amount of commodity fair value assets in the above table.  As of December 31, 2013, we have offset $4.7 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Total Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains Relating to Assets (Liabilities) that are Held at end of Period	Location of Total Gains (Losses) Included in Earnings
Three months ended June 30, 2014
Assets:
Commodity contracts	$—	$5,826	$—	$5,826	$5,826	Revenue

Three months ended June 30, 2013
Liabilities:
Commodity contracts	$—	$(89)	$—	$(89)	$(89)	Cost of revenue

Six months ended June 30, 2014
Assets:
Commodity contracts	$—	$5,826	$—	$5,826	$5,826	Revenue

Six months ended June 30, 2013
Liabilities:
Commodity contracts	$—	$(89)	$—	$(89)	$(89)	Cost of revenue

The nature of inputs that are considered Level 3 are modeled inputs. Commodity contracts categorized in Level 3 are due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data as well as certain risk related to non-performance.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Aviation segment	$4,436,505	$3,745,070	$8,686,308	$7,675,658
Marine segment	3,532,817	3,967,109	7,013,034	7,684,248
Land segment	3,373,153	2,767,425	6,194,029	5,303,727
	$11,342,475	$10,479,604	$21,893,371	$20,663,633

Gross profit:
Aviation segment	$81,824	$76,041	$150,745	$153,025
Marine segment	48,841	52,332	96,683	94,014
Land segment	60,851	60,085	132,120	123,798
	$191,516	$188,458	$379,548	$370,837

Income from operations:
Aviation segment	$37,152	$33,873	$67,223	$68,753
Marine segment	20,945	24,062	41,970	39,321
Land segment	14,382	21,122	40,912	48,502
	72,479	79,057	150,105	156,576
Corporate overhead - unallocated	12,667	10,321	25,989	20,899
	$59,812	$68,736	$124,116	$135,677

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7,366 and $9,351 as of June 30, 2014 and December 31, 2013, respectively	$829,990	$771,178
Marine segment, net of allowance for bad debt of $9,677 and $9,845 as of June 30, 2014 and December 31, 2013, respectively	1,255,477	1,205,005
Land segment, net of allowance for bad debt of $10,909 and $9,992 as of June 30, 2014 and December 31, 2013, respectively	836,363	562,459
	$2,921,830	$2,538,642

Total assets:
Aviation segment	$1,867,976	$1,708,569
Marine segment	1,668,864	1,553,267
Land segment	1,817,897	1,304,436
Corporate	183,793	173,005
	$5,538,530	$4,739,277

10.       Subsequent Event

On July 29, 2014, we completed the acquisition of all of the outstanding stock of Colt International, L.L.C., a leading provider of contract fuel and international trip planning services in the general aviation marketplace headquartered in Houston, Texas.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue.  Our revenue for the second quarter of 2014 was $11.3 billion, an increase of $0.9 billion, or 8.2%, as compared to the second quarter of 2013.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$4,436,505	$3,745,070	$691,435
Marine segment	3,532,817	3,967,109	(434,292)
Land segment	3,373,153	2,767,425	605,728
	$11,342,475	$10,479,604	$862,871

Our aviation segment revenue for the second quarter of 2014 was $4.4 billion, an increase of $0.7 billion, or 18.5%, as compared to the second quarter of 2013.  Of the increase in aviation segment revenue, $0.6 billion was due to increased volume attributable to new and existing customers and $0.1 billion was due to an increase in the average price per gallon sold as a result of higher average jet fuel prices in the second quarter of 2014 as compared to the second quarter of 2013.

Our marine segment revenue for the second quarter of 2014 was $3.5 billion, a decrease of $0.4 billion, or 10.9%, as compared to the second quarter of 2013.  Of the decrease in marine segment revenue, $0.7 billion was due to decreased volume in the second quarter of 2014 as compared to the second quarter of 2013, which was partially offset by $0.3 billion due to an increase in the average price per metric ton sold in the second quarter of 2014 as compared to the second quarter of 2013.

Our land segment revenue for the second quarter of 2014 was $3.4 billion, an increase of $0.6 billion, or 21.9%, as compared to the second quarter of 2013.  The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the second quarter of 2014 was $191.5 million, an increase of $3.1 million, or 1.6%, as compared to the second quarter of 2013.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$81,824	$76,041	$5,783
Marine segment	48,841	52,332	(3,491)
Land segment	60,851	60,085	766
	$191,516	$188,458	$3,058

Our aviation segment gross profit for the second quarter of 2014 was $81.8 million, an increase of $5.8 million, or 7.6%, as compared to the second quarter of 2013. Of the increase in aviation segment gross profit, $12.6 million was due to increased volume attributable to new and existing customers, which was partially offset by $6.8 million from lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for the second quarter of 2014 was $48.8 million, a decrease of $3.5 million, or 6.7%, as compared to the second quarter of 2013.  Of the decrease in marine segment gross profit, $9.1 million was due to decreased volume due to an increase in market competitiveness, which was partially offset by $5.6 million due to increased gross profit per metric ton sold principally due to certain higher margin business activity.

Our land segment gross profit for the second quarter of 2014 was $60.9 million, an increase of $0.8 million, or 1.3%, as compared to the second quarter of 2013.  Of the increase in land segment gross profit, $10.9 million was due to gross profit from acquired businesses.  Partially offsetting this increase was $4.1 million of lower gross profit related to our crude oil marketing activities and $2.4 million from lower gross profit per gallon sold principally due to fluctuations in customer mix.  Additionally, a land segment joint venture which generated $2.7 million in gross profit for the second quarter of 2013 was deconsolidated effective December 31, 2013 and is not included in our land segment gross profit for the second quarter of 2014.

Operating Expenses. Total operating expenses for the second quarter of 2014 were $131.7 million, an increase of $12.0 million, or 10.0%, as compared to the second quarter of 2013. The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	June 30,
	2014	2013	$ Change

Compensation and employee benefits	$77,363	$72,745	$4,618
Provision for bad debt	1,186	2,709	(1,523)
General and administrative	53,155	44,268	8,887
	$131,704	$119,722	$11,982

The $4.6 million increase in compensation and employee benefits was due to the inclusion of $5.1 million of expenses from acquired businesses and an executive non-renewal charge of $4.8 million related to the non-renewal of the employment agreement of our former Executive Chairman of the Board of Directors.  These increases were partially offset by a decrease of $5.3 million principally due to incentive based compensation.  The $8.9 million increase in general and administrative expenses was due to $5.7 million due to the inclusion of expenses from acquired businesses and $3.2 million principally related to professional fees and general insurance expenses.

Income from Operations. Our income from operations for the second quarter of 2014 was $59.8 million, a decrease of $8.9 million, or 13.0%, as compared to the second quarter of 2013. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$37,152	$33,873	$3,279
Marine segment	20,945	24,062	(3,117)
Land segment	14,382	21,122	(6,740)
	72,479	79,057	(6,578)
Corporate overhead - unallocated	12,667	10,321	2,346
	$59,812	$68,736	$(8,924)

Our aviation segment income from operations for the second quarter of 2014 was $37.2 million, an increase of $3.3 million, or 9.7%, as compared to the second quarter of 2013. This increase resulted from $5.8 million in higher gross profit, which was partially offset by increased operating expenses of $2.5 million.

Our marine segment income from operations for the second quarter of 2014 was $20.9 million, a decrease of $3.1 million, or 13.0%, as compared to the second quarter of 2013. This decrease resulted from $3.5 million in lower gross profit, which was partially offset by decreased operating expenses of $0.4 million.

Our land segment income from operations for the second quarter of 2014 was $14.4 million, a decrease of $6.7 million, or 31.9%, as compared to the second quarter of 2013. This decrease resulted from increased operating expenses of $7.5 million, which was partially offset by $0.8 million in higher gross profit.

Corporate overhead costs not charged to the business segments for the second quarter of 2014 were $12.7 million, an increase of $2.3 million, or 22.7%, as compared to the second quarter of 2013.  Included in corporate overhead costs are $4.8 million related to the executive non-renewal charge, principally offset by a $2.5 million decrease in incentive based compensation.

Non-Operating Expenses, net. For the second quarter of 2014, we had non-operating expenses, net of $3.2 million, a decrease of $1.6 million, or 32.8%, as compared to the second quarter of 2013. This decrease was principally due to a $2.1 million increase in earnings from our equity investments in the second quarter of 2014 as compared to the second quarter of 2013.  The increase in earnings from our equity investments is principally related to the deconsolidation of a land segment joint venture effective December 31, 2013; beginning in 2014, this joint venture is accounted for under the equity method.

Income Taxes. For the second quarter of 2014, our effective income tax rate was 18.1% and our income tax provision was $10.2 million, as compared to an effective income tax rate of 18.1% and an income tax provision of $11.6 million for the second quarter of 2013.  Although the effective income tax rate did not fluctuate between the second quarter of 2014 and 2013, there were underlying differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates.

Net (Loss) Income Attributable to Noncontrolling Interest. For the second quarter of 2014, net loss attributable to noncontrolling interest was $1.8 million as compared to net income attributable to noncontrolling interest of $1.3 million for the second quarter of 2013.

Net Income and Diluted Earnings per Common Share. Our net income for the second quarter of 2014 was $48.2 million, a decrease of $2.8 million, or 5.5%, as compared to the second quarter of 2013. Diluted earnings per common share for the second quarter of 2014 was $0.68 per common share, a decrease of $0.03 per common share, or 4.2%, as compared to the second quarter of 2013.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the second quarter of 2014 was $57.9 million, an increase of $0.4 million, or 0.6%, as compared to the second quarter of 2013. Non-GAAP diluted earnings per common share for the second quarter of 2014 was $0.81 per common share, an increase of $0.01 per common share, or 1.3%, as compared to the second quarter of 2013. The following table sets forth the reconciliation between our net income and non-GAAP net income for the second quarter of 2014 and 2013 (in thousands):

	For the Three Months ended
	June 30,
	2014	2013

Net income attributable to World Fuel	$48,226	$51,016
Share-based compensation expense, net of income taxes of $814 and $1,407 for 2014 and 2013, respectively	1,785	2,918
Intangible asset amortization expense, net of income taxes of $2,255 and $2,018 for 2014 and 2013, respectively	4,861	3,576
Executive non-renewal charge, net of income taxes of $1,757	2,994	—
Non-GAAP net income attributable to World Fuel	$57,866	$57,510

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the second quarter of 2014 and 2013:

	For the Three Months ended
	June 30,
	2014	2013

Diluted earnings per common share	$0.68	$0.71
Share-based compensation expense, net of income taxes	0.02	0.04
Intangible asset amortization expense, net of income taxes	0.07	0.05
Executive non-renewal charge, net of income taxes	0.04	—
Non-GAAP diluted earnings per common share	$0.81	$0.80

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets and executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue. Our revenue for the first six months of 2014 was $21.9 billion, an increase of $1.2 billion, or 6.0%, as compared to the first six months of 2013. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$8,686,308	$7,675,658	$1,010,650
Marine segment	7,013,034	7,684,248	(671,214)
Land segment	6,194,029	5,303,727	890,302
	$21,893,371	$20,663,633	$1,229,738

Our aviation segment revenue for the first six months of 2014 was $8.7 billion, an increase of $1.0 billion, or 13.2%, as compared to the first six months of 2013.  Of the increase in aviation segment revenue, $1.3 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.3 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first six months of 2014 as compared to the first six months of 2013.

Our marine segment revenue for the first six months of 2014 was $7.0 billion, a decrease of $0.7 billion, or 8.7%, as compared to the first six months of 2013.  Of the decrease in marine segment revenue, $1.1 billion was due to decreased volume for the first six months of 2014 as compared to the first six months of 2013, which was partially offset by $0.4 billion due to an increase in the average price per metric ton sold in the first six months of 2014 as compared to the first six months of 2013.

Our land segment revenue for the first six months of 2014 was $6.2 billion, an increase of $0.9 billion, or 16.8%, as compared to the first six months of 2013.  The increase in land segment revenue was principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first six months of 2014 was $379.5 million, an increase of $8.7 million, or 2.3%, as compared to the first six months of 2013.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$150,745	$153,025	$(2,280)
Marine segment	96,683	94,014	2,669
Land segment	132,120	123,798	8,322
	$379,548	$370,837	$8,711

Our aviation segment gross profit for the first six months of 2014 was $150.7 million, a decrease of $2.3 million, or 1.5%, as compared to the first six months of 2013. Of the decrease in aviation segment gross profit, $28.6 million was due to lower gross profit per gallon sold principally due to fluctuations in customer mix, which was partially offset by $26.3 million due to increased volume attributable to new and existing customers.

Our marine segment gross profit for the first six months of 2014 was $96.7 million, an increase of $2.7 million, or 2.8%, as compared to the first six months of 2013.  Of the increase in marine segment gross profit, $16.4 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity.  This was partially offset by $13.7 million in decreased volume due to an increase in market competitiveness.

Our land segment gross profit for the first six months of 2014 was $132.1 million, an increase of $8.3 million, or 6.7%, as compared to the first six months of 2013.  The increase in land segment gross profit was principally due to $26.9 million in gross profit from acquired businesses and $6.4 million due to higher gross profit per gallon sold principally due to fluctuations in customer mix.  These increases were partially offset by $12.7 million due to decreased volume and $6.6 million lower gross profit related to our crude oil marketing activities.  Additionally, a land segment joint venture which generated $5.8 million in gross profit for the first six months of 2013 was deconsolidated effective December 31, 2013 and is not included in our land segment gross profit for the first six months of 2014.

Operating Expenses.  Total operating expenses for the first six months of 2014 were $255.4 million, an increase of $20.3 million, or 8.6%, as compared to the first six months of 2013.  The following table sets forth our expense categories (in thousands):

	For the Six Months ended
	June 30,
	2014	2013	$ Change

Compensation and employee benefits	$148,438	$142,174	$6,264
Provision for bad debt	2,340	3,812	(1,472)
General and administrative	104,654	89,174	15,480
	$255,432	$235,160	$20,272

The $6.3 million increase in compensation and employee benefits was due to the inclusion of $9.3 million of expenses from acquired businesses and an executive non-renewal charge of $4.8 million related to the non-renewal of the employment agreement of our former Executive Chairman of the Board of Directors.  These increases were partially offset by a decrease of $7.8 million principally due to incentive based compensation.  The $15.5 million increase in general and administrative expenses was due to $8.8 million due to the inclusion of expenses from acquired businesses and $6.7 million principally related to professional fees, general insurance expenses and acquisition related expenses.

Income from Operations.  Our income from operations for the first six months of 2014 was $124.1 million, a decrease of $11.6 million, or 8.5%, as compared to the first six months of 2013.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Six Months ended
	June 30,
	2014	2013	$ Change

Aviation segment	$67,223	$68,753	$(1,530)
Marine segment	41,970	39,321	2,649
Land segment	40,912	48,502	(7,590)
	150,105	156,576	(6,471)
Corporate overhead - unallocated	25,989	20,899	5,090
	$124,116	$135,677	$(11,561)

Our aviation segment income from operations for the first six months of 2014 was $67.2 million, a decrease of $1.5 million, or 2.2%, as compared to the first six months of 2013. This decrease resulted from $2.3 million in lower gross profit, which was partially offset by decreased operating expenses of $0.8 million.

Our marine segment income from operations for the first six months of 2014 was $42.0 million, an increase of $2.6 million, or 6.7%, as compared to the first six months of 2013. This increase resulted principally from $2.7 million in higher gross profit.

Our land segment income from operations for the first six months of 2014 was $40.9 million, a decrease of $7.6 million, or 15.6%, as compared to the first six months of 2013. This decrease resulted from increased operating expenses of $15.9 million, which was partially offset by $8.3 million in higher gross profit.  Of the increase in land segment operating expenses, $18.5 million was related to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first six months of 2014 were $26.0 million, an increase of $5.1 million, or 24.4%, as compared to the first six months of 2013.  This increase was principally attributable to the $4.8 million executive non-renewal charge.

Non-Operating Expenses, net. For the first six months of 2014, we had non-operating expenses, net of $5.7 million, a decrease of $2.6 million, or 31.4%, as compared to the second quarter of 2013. This decrease was principally due to a $2.9 million increase in earnings from our equity investments in the first six months of 2014 as compared to the first six months of 2013.  The increase in earnings from our equity investments is principally related to the deconsolidation of a land segment joint venture effective December 31, 2013; beginning in 2014, this joint venture is accounted for under the equity method.

Income Taxes. For the first six months of 2014, our effective income tax rate was 18.2% and our income tax provision was $21.5 million, as compared to an effective income tax rate of 18.8% and an income tax provision of $23.9 million for the first six months of 2013.  The lower effective income tax rate for the first six months of 2014 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first six months of 2013.

Net (Loss) Income Attributable to Noncontrolling Interest. For the first six months of 2014, net loss attributable to noncontrolling interest was $2.1 million as compared to net income attributable to noncontrolling interest of $3.7 million for the first six months of 2013.

Net Income and Diluted Earnings per Common Share. Our net income for the first six months of 2014 was $99.0 million, a decrease of $0.8 million, or 0.8%, as compared to the first six months of 2013.  Diluted earnings per common share for the first six months of 2014 was $1.39 per common share, an increase of $0.01 per common share, or 0.7%, as compared to the first six months of 2013.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the first six months of 2014 was $116.3 million, an increase of $3.8 million, or 3.4%, as compared to the first six months of 2013.  Non-GAAP diluted earnings per common share for the first six months of 2014 was $1.63 per common share, an increase of $0.07 per common share, or 4.5%, as compared to the first six months of 2013.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first six months of 2014 and 2013 (in thousands):

	For the Six Months ended
	June 30,
	2014	2013

Net income attributable to World Fuel	$98,953	$99,741
Share-based compensation expense, net of income taxes of $2,116 and $2,736 for 2014 and 2013, respectively	4,451	5,461
Intangible asset amortization expense, net of income taxes of $4,282 and $4,131 for 2014 and 2013, respectively	8,809	7,308
Expenses related to the acquisition of Watson Petroleum Limited	1,140	—
Executive non-renewal charge, net of income taxes of $1,757	2,994	—
Non-GAAP net income attributable to World Fuel	$116,347	$112,510

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first six months of 2014 and 2013:

	For the Six Months ended
	June 30,
	2014	2013

Diluted earnings per common share	$1.39	$1.38
Share-based compensation expense, net of income taxes	0.06	0.08
Intangible asset amortization expense, net of income taxes	0.12	0.10
Expenses related to the acquisition of Watson Petroleum Limited	0.02	—
Executive non-renewal charge, net of income taxes	0.04	—
Non-GAAP diluted earnings per common share	$1.63	$1.56

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, expenses related to the acquisition of Watson Petroleum Limited and executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to the acquisition of Watson Petroleum Limited and executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2014 and 2013.  For additional details, please see the consolidated statements of cash flows.

	For the Six Months ended
	June 30,
	2014	2013

Net cash provided by operating activities	$102,006	$152,290
Net cash used in investing activities	(206,785)	(50,059)
Net cash provided by (used in) financing activities	208,166	(40,953)

Operating Activities.  For the six months ended June 30, 2014, net cash provided by operating activities was $102.0 million as compared to $152.3 million for the first six months of 2013.  The $50.3 million decrease in operating cash flows was primarily due to year-over-year changes in working capital items.

Investing Activities. For the six months ended June 30, 2014, net cash used in investing activities was $206.8 million as compared to $50.1 million for the first six months of 2013. The $156.7 million increase in cash used in investing activities was principally due to the acquisition of Watson Petroleum.

Financing Activities.  For the six months ended June 30, 2014, net cash provided by financing activities was $208.2 million as compared to net cash used in financing activities of $41.0 million for the first six months of 2013.  The $249.2 million change in cash provided by financing activities was principally due to increased net borrowings under our Credit Facility in the first six months of 2014 as compared to the first six months of 2013.

Other Liquidity Measures

Cash and Cash Equivalents.  As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $396.6 million and $292.1 million, respectively, of which $123.7 million and $39.7 million, respectively, was available for use by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  We have a Credit Facility which permits borrowings of up to $1.1 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $425.0 million and $200.0 million as of June 30, 2014 and December 31, 2013, respectively. Our issued letters of credit under the Credit Facility totaled $82.8 million and $7.4 million as of June 30, 2014 and December 31, 2013, respectively. We also had $242.5 million in Term Loans outstanding as of June 30, 2014 and December 31, 2013.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2014, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2014 and December 31, 2013, our outstanding letters of credit and bank guarantees under these credit lines totaled $202.9 million and $150.6 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $325.0 million of our accounts receivable. As of June 30, 2014, we had sold accounts receivable of $136.2 million under the RPAs.

Short-Term Debt. As of June 30, 2014, our short-term debt of $14.9 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, capital lease obligations and Term Loan borrowings.

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

In May 2014, our Board of Directors renewed our share repurchase program, replacing the remainder of the October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2014, we have $65.0 million available to repurchase shares under the share repurchase program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2013 to June 30, 2014.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2013 10-K Report.

Contractual Obligations

Derivative Obligations.  As of June 30, 2014, our net derivative obligations were $15.7 million, principally due within one year.

Purchase Commitment Obligations.  As of June 30, 2014, our purchase commitment obligations were $50.0 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of June 30, 2014, we had issued letters of credit and bank guarantees totaling $285.7 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of June 30, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

Hedge Strategy	Settlement Period	Derivative Instrument	Notional	Unit	Weighted Average Fixed Price	Weighted Average Mark-to- Market Amount	Fair Value Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	514	BBL	$71.88	$(0.813)	$(418)
	2014	Commodity contracts for inventory hedging (short)	5,056	BBL	76.93	0.357	1,805
							$1,387

Non-Designated	2014	Commodity contracts (long)	16,816	BBL	$85.93	$1.863	$31,324
	2014	Commodity contracts (short)	16,800	BBL	95.65	(0.944)	(15,859)
	2015	Commodity contracts (long)	4,363	BBL	66.72	2.349	10,250
	2015	Commodity contracts (short)	2,862	BBL	111.96	(2.095)	(5,997)
	2016	Commodity contracts (long)	18	BBL	95.84	(0.667)	(12)
	2016	Commodity contracts (short)	30	BBL	92.85	2.933	88
	2017	Commodity contracts (long)	4	BBL	4.76	(4.250)	(17)
	2017	Commodity contracts (short)	9	BBL	96.37	6.444	58
							19,835

	2014	Foreign currency contracts (long)	21,152	AUD	0.93	0.014	293
	2014	Foreign currency contracts (short)	26,548	AUD	0.93	(0.014)	(372)
	2014	Foreign currency contracts (long)	6,040	BRL	2.27	0.012	73
	2014	Foreign currency contracts (long)	12,617	CAD	1.09	0.010	129
	2014	Foreign currency contracts (short)	19,880	CAD	1.09	(0.018)	(348)
	2014	Foreign currency contracts (long)	3,652,782	CLP	553.63	0.000	6
	2014	Foreign currency contracts (short)	3,897,485	CLP	558.01	(0.000)	(58)
	2014	Foreign currency contracts (long)	36,144,260	COP	1,918.78	0.000	438
	2014	Foreign currency contracts (short)	34,198,944	COP	1,925.39	(0.000)	(400)
	2014	Foreign currency contracts (long)	38,573	DKK	5.47	0.000	12
	2014	Foreign currency contracts (short)	25,084	DKK	5.46	(0.000)	(12)
	2014	Foreign currency contracts (long)	29,092	EUR	1.37	0.006	189
	2014	Foreign currency contracts (short)	54,354	EUR	1.37	(0.004)	(226)
	2014	Foreign currency contracts (long)	118,125	GBP	1.68	0.024	2,866
	2014	Foreign currency contracts (short)	181,578	GBP	1.67	(0.034)	(6,255)
	2014	Foreign currency contracts (long)	110,129	INR	60.23	(0.000)	(1)
	2014	Foreign currency contracts (short)	220,258	INR	60.91	(0.000)	(17)
	2014	Foreign currency contracts (long)	699,990	JPY	101.97	0.000	74
	2014	Foreign currency contracts (short)	865,135	JPY	102.27	(0.000)	(143)
	2014	Foreign currency contracts (long)	1,630,733	MXN	13.05	0.000	439
	2014	Foreign currency contracts (short)	1,457,110	MXN	13.07	(0.000)	(577)
	2014	Foreign currency contracts (long)	5,652	NOK	6.09	(0.002)	(14)
	2014	Foreign currency contracts (short)	8,019	NOK	6.08	0.001	8
	2014	Foreign currency contracts (long)	4,021	PLN	3.06	0.002	7
	2014	Foreign currency contracts (short)	8,209	PLN	3.06	(0.002)	(13)
	2014	Foreign currency contracts (long)	22,852	RON	3.23	0.002	56
	2014	Foreign currency contracts (short)	47,758	RON	3.25	(0.004)	(204)
	2014	Foreign currency contracts (long)	27,138	SGD	1.25	0.004	114
	2014	Foreign currency contracts (short)	28,331	SGD	1.25	(0.005)	(140)
	2015	Foreign currency contracts (long)	100,002	ZAR	10.73	(0.000)	(43)
	2015	Foreign currency contracts (short)	196,052	ZAR	10.68	0.000	25
	2015	Foreign currency contracts (long)	600	GBP	1.66	0.047	28
	2015	Foreign currency contracts (short)	13,250	GBP	1.66	(0.049)	(649)
	2015	Foreign currency contracts (short)	1,200	GBP	1.67	(0.012)	(14)
	2015	Foreign currency contracts (short)	250	GBP	1.67	(0.004)	(1)
							(4,730)
							$15,105

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2013. Please refer to our 2013 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2014.

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

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the Circuit Court of Cook County, Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. The actions were removed to the United States District Court for the Northern District of Illinois (the “IL District Court”) and subsequently reassigned to a single judge in the IL District Court (other than one action that was remanded to state court prior to reassignment and another that was voluntarily dismissed by the plaintiffs).

The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the “ME District Court”), where MMA’s bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases.  The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals.  On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.

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

In 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. The Minister subsequently issued a modified order, to which CPR was added as a party. The requirements of the modified order with respect to us are not materially different from the initial order (the initial order and modified order are hereinafter collectively referred to as the “Order”). We have filed a contestation of the Order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, that challenges the legality and validity of the Order on various grounds.

On January 30, 2014, the Trustee for MMA’s bankruptcy estate filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  On May 29, 2014, we and our named subsidiaries filed an answer to the Trustee’s complaint.  We believe these claims against us and certain of our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2014:

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
4/1/14-4/30/14	—	$—	—	$15,028,000
5/1/14-5/31/14	22,767	44.33	—	65,000,000
6/1/14-6/30/14	199	48.76	—	65,000,000
Total	22,966	$44.37	—	$65,000,000

(1)       These shares relate to the purchase of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards.

(2)   In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the “Repurchase Program”). On May 29, 2014, our Board of Directors renewed the Repurchase Program, replacing the remainder of the October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of June 30, 2014, $65.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.       Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan.

10.2	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2014	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer