Form 10-Q
period 2014-09-30
WORLD FUEL SERVICES CORP
filed 2014-10-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The registrant had a total of 72,064,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 24, 2014.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 10-K Report”). World Fuel Services Corporation (“World Fuel” or the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “we,” “our” and “us.”

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In thousands, except per share data)

	As of
	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$388,544	$292,061
Accounts receivable, net	2,837,050	2,538,642
Inventories	679,512	655,046
Prepaid expenses	80,897	120,205
Other current assets	343,374	209,547
Total current assets	4,329,377	3,815,501

Property and equipment, net	204,794	129,685
Goodwill	609,915	483,591
Identifiable intangible and other non-current assets	379,579	310,500
Total assets	$5,523,665	$4,739,277

Liabilities:
Current liabilities:
Short-term debt	$16,390	$14,647
Accounts payable	2,455,915	2,210,427
Customer deposits	152,589	111,068
Accrued expenses and other current liabilities	223,090	178,373
Total current liabilities	2,847,984	2,514,515

Long-term debt	750,885	449,064
Non-current income tax liabilities, net	92,386	82,532
Other long-term liabilities	20,700	14,272
Total liabilities	3,711,955	3,060,383

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,063 and 71,883 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	721	719
Capital in excess of par value	491,408	495,199
Retained earnings	1,353,963	1,207,299
Accumulated other comprehensive loss	(37,728)	(29,319)
Total World Fuel shareholders' equity	1,808,364	1,673,898
Noncontrolling interest equity	3,346	4,996
Total equity	1,811,710	1,678,894
Total liabilities and equity	$5,523,665	$4,739,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited - In thousands, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$11,713,463	$10,493,661	$33,606,834	$31,157,294
Cost of revenue	11,498,855	10,307,320	33,012,678	30,600,116
Gross profit	214,608	186,341	594,156	557,178
Operating expenses:
Compensation and employee benefits	85,171	72,184	233,609	214,358
Provision for bad debt	1,193	1,863	3,533	5,675
General and administrative	54,141	48,091	158,795	137,265
	140,505	122,138	395,937	357,298
Income from operations	74,103	64,203	198,219	199,880
Non-operating expenses, net:
Interest expense and other financing costs, net	(8,785)	(4,580)	(17,826)	(12,818)
Other income (expense), net	2,583	(1,135)	5,921	(1,207)
	(6,202)	(5,715)	(11,905)	(14,025)
Income before income taxes	67,901	58,488	186,314	185,855
Provision for income taxes	13,441	8,191	34,964	32,090
Net income including noncontrolling interest	54,460	50,297	151,350	153,765
Net (loss) income attributable to noncontrolling interest	(1,200)	(1,175)	(3,263)	2,552
Net income attributable to World Fuel	$55,660	$51,472	$154,613	$151,213

Basic earnings per common share	$0.79	$0.72	$2.18	$2.12

Basic weighted average common shares	70,796	71,371	70,770	71,387

Diluted earnings per common share	$0.78	$0.72	$2.17	$2.10

Diluted weighted average common shares	71,346	71,877	71,340	71,970

Comprehensive income:
Net income including noncontrolling interest	$54,460	$50,297	$151,350	$153,765
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,300)	121	(8,409)	(8,975)
Cash flow hedges, net of income taxes of $2 and $25 for the three and nine months ended September 30, 2013, respectively	—	(10)	—	(85)
Other comprehensive (loss) income	(17,300)	111	(8,409)	(9,060)
Comprehensive income including noncontrolling interest	37,160	50,408	142,941	144,705
Comprehensive (loss) income attributable to noncontrolling interest	(1,200)	(1,175)	(3,263)	2,552
Comprehensive income attributable to World Fuel	$38,360	$51,583	$146,204	$142,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In thousands)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	ParValue	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2013	71,883	$719	$495,199	$1,207,299	$(29,319)	$1,673,898	$4,996	$1,678,894
Net income (loss)	—	—	—	154,613	—	154,613	(3,263)	151,350
Cash dividends declared	—	—	—	(7,949)	—	(7,949)	—	(7,949)
Initial noncontrolling interest upon acquisition of joint venture	—	—	—	—	—	—	1,855	1,855
Distribution of noncontrolling interest	—	—	—	—	—	—	(242)	(242)
Amortization of share-based payment awards	—	—	10,668	—	—	10,668	—	10,668
Issuance of common stock related to share-based payment awards	449	4	(4)	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(42)	—	(4,458)	—	—	(4,458)	—	(4,458)
Purchases of common stock	(227)	(2)	(9,997)	—	—	(9,999)	—	(9,999)
Other comprehensive loss	—	—	—	—	(8,409)	(8,409)	—	(8,409)
Balance as of September 30, 2014	72,063	$721	$491,408	$1,353,963	$(37,728)	$1,808,364	$3,346	$1,811,710

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2012	72,147	$721	$517,589	$1,014,882	$(16,018)	$1,517,174	$24,450	$1,541,624
Net income	—	—	—	151,213	—	151,213	2,552	153,765
Cash dividends declared	—	—	—	(8,013)	—	(8,013)	—	(8,013)
Investment by noncontrolling interest	—	—	—	—	—	—	10,019	10,019
Distribution of noncontrolling interest	—	—	—	—	—	—	(14,497)	(14,497)
Amortization of share-based payment awards	—	—	12,371	—	—	12,371	—	12,371
Issuance of common stock related to share-based payment awards, including income tax benefit of $2,692	681	7	2,685	—	—	2,692	—	2,692
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(15)	—	(6,645)	—	—	(6,645)	—	(6,645)
Purchases of common stock	(536)	(5)	(19,995)	—	—	(20,000)		(20,000)
Other comprehensive loss	—	—	—	—	(9,060)	(9,060)	—	(9,060)
Balance as of September 30, 2013	72,277	$723	$506,005	$1,158,082	$(25,078)	$1,639,732	$22,524	$1,662,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In thousands)

	For the Nine Months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interest	$151,350	$153,765
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	41,865	32,812
Provision for bad debt	3,533	5,675
Share-based payment award compensation costs	11,281	12,578
Deferred income tax provision (benefit)	8,305	(113)
Extinguishment of liabilities	(3,741)	(4,918)
Other	(1,793)	4,569
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(57,685)	(294,271)
Inventories	(11,580)	(40,192)
Prepaid expenses	44,923	40,532
Other current assets	(102,246)	(28,563)
Cash collateral with financial counterparties	(30,915)	19,793
Other non-current assets	(9,081)	(7,455)
Accounts payable	9,957	316,003
Customer deposits	26,004	5,852
Accrued expenses and other current liabilities	35,239	(5,015)
Non-current income tax, net and other long-term liabilities	13,649	2,695
Total adjustments	(22,285)	59,982
Net cash provided by operating activities	129,065	213,747
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(230,715)	(40,412)
Capital expenditures	(37,102)	(50,286)
Escrow payment related to an assumed obligation of an acquired business	(21,724)	—
Purchase of investments	(1,206)	(21,588)
Proceeds from the sale of short-term investments	—	21,588
Issuances of notes receivable	—	(469)
Repayment of notes receivable	566	—
Net cash used in investing activities	(290,181)	(91,167)
Cash flows from financing activities:
Borrowings under senior revolving credit facility	4,726,000	3,433,500
Repayments under senior revolving credit facility and senior term loans	(4,431,000)	(3,349,000)
Borrowings of other debt	12,086	3,393
Repayments of acquisition promissory notes and other debt	(24,509)	(12,713)
Dividends paid on common stock	(7,948)	(8,020)
Investment by noncontrolling interest	—	10,019
Distribution of noncontrolling interest	(242)	(14,497)
Purchases of common stock	(9,999)	(20,000)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	2,692
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4,458)	(6,645)
Net cash provided by financing activities	259,930	38,729
Effect of exchange rate changes on cash and cash equivalents	(2,331)	(826)
Net increase in cash and cash equivalents	96,483	160,483
Cash and cash equivalents, as of beginning of period	292,061	172,740
Cash and cash equivalents, as of end of period	$388,544	$333,223

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $2.6 million as of September 30, 2014 and $2.7 million as of September 30, 2013.

As of September 30, 2013, we had accrued capital expenditures totaling $2.8 million, which were recorded in accounts payable.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013
Assets acquired, net of cash	$542,143	$54,998

Liabilities assumed	$317,932	$30,286

In connection with our acquisitions during the nine months ended September 30, 2014, we issued $9.0 million of promissory notes.  In connection with our acquisitions during the nine months ended September 30, 2013, we issued $3.0 million of promissory notes and recorded an amount payable to sellers related to a purchase price adjustment of $2.0 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.Acquisitions and Significant Accounting Policies

Acquisitions

2014 Acquisitions

On July 29, 2014, we completed the acquisition of all of the outstanding stock of Colt International, L.L.C. (“Colt”) a leading provider of contract fuel and international trip planning services in the general aviation marketplace. Colt is headquartered in Houston, Texas and offers services at more than 3,000 locations.

On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom.

In addition to the above acquisitions, in June 2014, we completed an acquisition in our aviation segment which was not significant.

The estimated aggregate purchase price for the 2014 acquisitions was $238.5 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2014 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$238,523
Less: Cash acquired	16,167
Estimated purchase price, net of cash acquired	222,356
Less: Promissory notes issued	9,000
Less: Amounts due to sellers	789
Cash paid for acquisition of businesses	$212,567

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

Assets acquired:
Cash and cash equivalents	$16,167
Accounts receivable	256,627
Inventories	14,412
Property and equipment	61,960
Identifiable intangible assets	61,031
Goodwill	126,962
Other current and long-term assets	21,275
Liabilities assumed:
Accounts payable	(247,377)
Accrued expenses and other current liabilities	(58,771)
Other long-term liabilities	(11,908)

Initial noncontrolling interest upon acquisition of joint venture	(1,855)
Estimated purchase price	$238,523

Upon the completion of the acquisition of Watson Petroleum, we made a payment of £13.0 million ($21.7 million) to an escrow account related to an assumed obligation.  As of September 30, 2014, the escrow account balance and corresponding assumed obligation of £13.0 million ($21.1 million) are included in other current assets and accrued expenses and other current liabilities, respectively, in the accompanying consolidated balance sheets.

In connection with the 2014 acquisitions, we recorded goodwill of $127.0 million of which $20.5 million is anticipated to be deductible for tax purposes. The identifiable intangible assets consisted of $51.9 million of customer relationships and $3.3 million of other identifiable intangible assets with weighted average lives of 4.2 years and 2.5 years, respectively, as well as $5.8 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2014 and 2013 as if the 2014 acquisitions had been completed on January 1, 2013 (in thousands, except per share data):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(pro forma)	(pro forma)	(pro forma)	(pro forma)

Revenue	$11,748,457	$11,127,729	$34,289,238	$33,031,887

Net income attributable to World Fuel	$56,350	$51,786	$158,778	$160,417

Earnings per common share:
Basic	$0.80	$0.73	$2.24	$2.25

Diluted	$0.79	$0.72	$2.23	$2.23

The financial position, results of operations and cash flows of the 2014 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our results for the three and nine months ended September 30, 2014.

Significant Accounting Policies

Except as updated below, the significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2013 10‑K Report.

Goodwill

During the first nine months of 2014, we recorded goodwill of $100.4 million in our land segment and goodwill of $26.6 million in our aviation segment in connection with the 2014 acquisitions and we increased land segment goodwill by $0.4 million as a result of a reduction in identifiable intangible assets based on our ongoing fair value assessment of certain of our 2013 acquisitions.  Additionally, we had goodwill decreases of $0.7 million, $0.3 million and $0.1 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our land, marine and aviation segments, respectively.

Other Investments

As of September 30, 2014 and December 31, 2013, we had other investments, consisting primarily of equity investments, net of basis adjustments, of $106.4 million and $83.8 million, respectively, which are included within identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this new guidance to have an impact on our financial statement disclosures.

Compensation-Stock Compensation.  In June 2014, the FASB issued an ASU which includes guidance which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2.Derivatives

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

As of September 30, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	267	BBL	$106.35	$(2.850)	$(761)
	2014	Commodity contracts for inventory hedging (short)	4,853	BBL	72.52	2.912	14,130
	2015	Commodity contracts for inventory hedging (short)	10	BBL	113.17	1.300	13
							$13,382

Non-Designated	2014	Commodity contracts (long)	14,323	BBL	$81.37	$(4.211)	$(60,319)
	2014	Commodity contracts (short)	13,783	BBL	91.92	5.316	73,275
	2015	Commodity contracts (long)	17,690	BBL	70.99	(1.803)	(31,900)
	2015	Commodity contracts (short)	12,864	BBL	98.41	3.234	41,604
	2016	Commodity contracts (long)	744	BBL	91.37	(3.231)	(2,404)
	2016	Commodity contracts (short)	392	BBL	95.86	3.926	1,539
	2017	Commodity contracts (long)	56	BBL	24.20	(0.214)	(12)
	2017	Commodity contracts (short)	11	BBL	70.94	5.909	65
	2018	Commodity contracts (long)	18	BBL	25.66	—	—
							21,848

	2014	Foreign currency contracts (long)	10,746	AUD	0.93	(0.060)	(641)
	2014	Foreign currency contracts (short)	8,664	AUD	0.91	0.051	445
	2014	Foreign currency contracts (long)	5,183	BRL	2.28	(0.030)	(157)
	2014	Foreign currency contracts (long)	7,690	CAD	1.09	(0.026)	(201)
	2014	Foreign currency contracts (short)	36,225	CAD	1.09	0.028	1,014
	2014	Foreign currency contracts (long)	1,847,698	CLP	587.54	(0.000)	(180)
	2014	Foreign currency contracts (short)	2,385,660	CLP	583.07	0.000	261
	2014	Foreign currency contracts (long)	19,179,268	COP	1,923.93	(0.000)	(580)
	2014	Foreign currency contracts (short)	22,970,683	COP	1,926.57	0.000	705
	2014	Foreign currency contracts (long)	35,110	DKK	5.60	(0.010)	(349)
	2014	Foreign currency contracts (long)	11,303	EUR	1.33	(0.072)	(818)
	2014	Foreign currency contracts (short)	39,442	EUR	1.33	0.079	3,124
	2014	Foreign currency contracts (long)	84,016	GBP	1.67	(0.046)	(3,889)
	2014	Foreign currency contracts (short)	135,006	GBP	1.67	0.061	8,169
	2014	Foreign currency contracts (short)	110,129	INR	61.29	0.000	25
	2014	Foreign currency contracts (long)	466,074	JPY	103.49	(0.000)	(140)
	2014	Foreign currency contracts (short)	735,479	JPY	103.18	0.001	443
	2014	Foreign currency contracts (long)	1,381,969	MXN	13.18	(0.002)	(2,594)
	2014	Foreign currency contracts (short)	1,240,477	MXN	13.17	0.002	2,395
	2014	Foreign currency contracts (long)	23,081	NOK	6.24	(0.004)	(81)
	2014	Foreign currency contracts (short)	65,802	NOK	6.25	0.004	280
	2014	Foreign currency contracts (short)	5,676	PLN	3.15	0.019	107
	2014	Foreign currency contracts (short)	28,950	RON	3.32	0.020	591
	2014	Foreign currency contracts (long)	11,651	SGD	1.25	(0.017)	(195)
	2014	Foreign currency contracts (short)	19,956	SGD	1.25	0.016	323
	2014	Foreign currency contracts (long)	77,303	ZAR	10.82	(0.004)	(290)
	2014	Foreign currency contracts (short)	117,356	ZAR	10.94	0.004	498
	2014	Foreign currency contracts (short)	112	CHF	0.91	0.054	6
	2014	Foreign currency contracts (long)	221,819	KRW	1,019.73	(0.000)	(7)
	2015	Foreign currency contracts (long)	600	GBP	1.66	(0.040)	(24)
	2015	Foreign currency contracts (short)	33,150	GBP	1.66	0.033	1,094
	2016	Foreign currency contracts (short)	5,125	GBP	1.65	0.028	141
	2017	Foreign currency contracts (short)	250	GBP	1.67	0.064	16
							9,491
							$31,339

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in thousands):

		As of
		September 30,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$11,207	$735
Commodity contracts	Accrued expenses and other current liabilities	3,170	—
		14,377	735
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	90,585	47,062
Commodity contracts	Identifiable intangible and other non-current assets	9,837	1,642
Commodity contracts	Accrued expenses and other current liabilities	46,130	1,141
Commodity contracts	Other long-term liabilities	6,981	874
Foreign currency contracts	Other current assets	16,912	5,003
Foreign currency contracts	Identifiable intangible and other non-current assets	469	—
Foreign currency contracts	Accrued expenses and other current liabilities	2,476	3,483
		173,390	59,205
		$187,767	$59,940

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$501	$1,544
Commodity contracts	Accrued expenses and other current liabilities	494	—
		995	1,544
Derivatives not designated as hedging instruments
Commodity contracts	Other current assets	19,213	26,876
Commodity contracts	Identifiable intangible and other non-current assets	472	894
Commodity contracts	Accrued expenses and other current liabilities	97,135	15,473
Commodity contracts	Other long-term liabilities	14,865	1,228
Foreign currency contracts	Other current assets	6,035	2,867
Foreign currency contracts	Identifiable intangible and other non-current assets	7	—
Foreign currency contracts	Accrued expenses and other current liabilities	4,324	8,789
Foreign currency contracts	Other long-term liabilities	—	147
		142,051	56,274
		$143,046	$57,818

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized				Realized and Unrealized
Derivative		Gain (Loss)		Hedged		Gain (Loss)
Instruments	Location	2014	2013	Items	Location	2014	2013

Three months ended September 30,
Commodity contracts	Cost of revenue	$36,273	$(12,032)	Inventories	Cost of revenue	$(36,227)	$10,937

Nine months ended September 30,
Commodity contracts	Cost of revenue	$34,572	$7,593	Inventories	Cost of revenue	$(44,869)	$(7,224)

There were no gains or losses for the three and nine months ended September 30, 2014 and 2013 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during the three and nine months ended September 30, 2014 and the cash flow hedging activities during the three and nine months ended September 30, 2013 were not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

		Realized and Unrealized
		Gain (Loss)
Derivatives	Location	2014	2013

Three months ended September 30,
Commodity contracts	Revenue	$19,775	$6,589
Commodity contracts	Cost of revenue	760	(521)
Foreign currency contracts	Revenue	2,901	(1,992)
Foreign currency contracts	Other income (expense), net	8,874	(6,105)
		$32,310	$(2,029)

Nine months ended September 30,
Commodity contracts	Revenue	$43,918	$26,096
Commodity contracts	Cost of revenue	9,805	893
Foreign currency contracts	Revenue	1,564	748
Foreign currency contracts	Other income (expense), net	5,549	(2,263)
		$60,836	$25,474

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of September 30, 2014, the net liability position for such contracts is $23.6 million, the collateral posted is $2.2 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $21.4 million.  As of December 31, 2013, the net liability position for derivative instrument contracts that contain credit-risk contingent features was not significant.

3.Debt

Our debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Credit Facility	$495,000	$200,000
Term Loans	242,500	242,500
Acquisition promissory notes	12,635	13,403
Other	17,140	7,808
Total debt	767,275	463,711
Short-term debt	16,390	14,647
Long-term debt	$750,885	$449,064

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$1,328	$1,432	$4,462	$2,357
Interest expense and other financing costs	(10,113)	(6,012)	(22,288)	(15,175)
	$(8,785)	$(4,580)	$(17,826)	$(12,818)

test

4.Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Our other comprehensive (loss) income, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total
Balance as of December 31, 2013	$(29,319)	$—	$(29,319)
Other comprehensive loss	(8,409)	—	(8,409)
Balance as of September 30, 2014	$(37,728)	$—	$(37,728)

	Foreign
	Currency
	Translation	Cash
	Adjustments	Flow Hedges	Total
Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(8,975)	(85)	(9,060)
Balance as of September 30, 2013	$(25,105)	$27	$(25,078)

The foreign currency translation adjustment losses for the nine months ended September 30, 2014 and 2013 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

5.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in thousands, except for income tax rates):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Income tax provision	$13,441	$8,191	$34,964	$32,090

Effective income tax rate	19.8%	14.0%	18.8%	17.3%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2014 and 2013 were calculated based on the estimated annual effective income tax rate for the full 2014 and 2013 fiscal years. The actual effective income tax rate for the full 2014 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned as well as discrete items resulting from a lapse in the statute of limitations.

6.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to World Fuel	$55,660	$51,472	$154,613	$151,213

Denominator:
Weighted average common shares for basic earnings per common share	70,796	71,371	70,770	71,387
Effect of dilutive securities	550	506	570	583
Weighted average common shares for diluted earnings per common share	71,346	71,877	71,340	71,970

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	782	457	785	455

Basic earnings per common share	$0.79	$0.72	$2.18	$2.12

Diluted earnings per common share	$0.78	$0.72	$2.17	$2.10

7.Commitments and Contingencies

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

We are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.  However, based on estimated losses related to the value of the tank cars involved in the incident, as well as legal and other costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $35.3 million.  We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $34.0 million. As of September 30, 2014, the remaining unpaid liabilities of $19.3 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $24.3 million is included in other current assets in the accompanying consolidated balance sheets.

Other Contingencies

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets.   On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking a court ruling that the loss is not covered under our policy.  We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2014, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

Executive Non-Renewal Charge

In connection with the non-renewal of the employment agreement between the Company and Paul H. Stebbins, the former Executive Chairman of the Board of Directors, we recorded an executive non-renewal charge totaling $4.8 million in May 2014, which included non-cash expenses of $1.1 million related to previously awarded stock compensation. As of September 30, 2014, $0.9 million of the cash portion of the executive non-renewal charge was included in accrued expenses and other current liabilities and $2.6 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Nonqualified Deferred Compensation Plan

We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation.  We do not match any participant deferrals under the NQDC plan.  Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts.  The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $2.2 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively, which was included other long-term liabilities in the accompanying consolidated balance sheets.

8.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $767.3 million and $463.7 million as of September 30, 2014 and December 31, 2013, respectively, and our notes receivable of $14.0 million and $20.9 million as of September 30, 2014 and December 31, 2013, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in thousands):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of September 30, 2014
Assets:
Commodity contracts	$53,208	$111,443	$3,259	$167,910	$(79,332)	$88,578
Foreign currency contracts	—	19,857	—	19,857	(8,518)	11,339
Inventories	—	11	—	11	(11)	—
Cash surrender value of life insurance	—	1,686	—	1,686	—	1,686
Mutual funds	412	—	—	412	—	412
Total	$53,620	$132,997	$3,259	$189,876	$(87,861)	$102,015
Liabilities:
Commodity contracts	$62,655	$69,936	$89	$132,680	$(111,135)	$21,545
Foreign currency contracts	—	10,366	—	10,366	(8,518)	1,848
Inventories	—	12,233	—	12,233	(11)	12,222
Total	$62,655	$92,535	$89	$155,279	$(119,664)	$35,615

As of December 31, 2013
Assets:
Commodity contracts	$11,574	$39,880	$—	$51,454	$(35,983)	$15,471
Foreign currency contracts	—	8,486	—	8,486	(6,350)	2,136
Inventories	—	1,690	—	1,690	(207)	1,483
Total	$11,574	$50,056	$—	$61,630	$(42,540)	$19,090
Liabilities:
Commodity contracts	$14,032	$31,983	$—	$46,015	$(31,329)	$14,686
Foreign currency contracts	—	11,803	—	11,803	(6,350)	5,453
Inventories	—	207	—	207	(207)	—
Total	$14,032	$43,993	$—	$58,025	$(37,886)	$20,139

The two investment assets of cash surrender value of life insurance and mutual funds are in connection with the NQDC plan and were included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of
	September 30, 2014	December 31, 2013
Commodity Contracts
Assets:
Other current assets	$79,213	$14,723
Identifiable intangible and other non-current assets	9,365	748
Total net assets	$88,578	$15,471

Liabilities:
Accrued expenses and other current liabilities	$13,661	$14,332
Other long-term liabilities	7,884	354
Total net liabilities	$21,545	$14,686

Foreign Currency Contracts
Assets:
Other current assets	$10,877	$2,136
Identifiable intangible and other non-current assets	462	—
Total net assets	$11,339	$2,136

Liabilities:
Accrued expenses and other current liabilities	$1,848	$5,306
Other long-term liabilities	—	147
Total net liabilities	$1,848	$5,453

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

As of September 30, 2014, we had $43.9 million of cash collateral deposits held by financial counterparties, of which $34.7 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $9.2 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of September 30, 2014, we have offset $2.9 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.    As of December 31, 2013, we had $13.0 million of cash collateral deposits held by financial counterparties and there were no significant amounts of cash collateral that were offset against the total commodity fair value liabilities in the above table.   Additionally, as of December 31, 2013, we had offset $4.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains (Losses) Included in Earnings

Three months ended September 30, 2014
Assets:
Commodity contracts	$5,826	$4,053	$6,620	$3,259	$1,950	Revenue
Liabilities:
Commodity contracts	$—	$(89)	$—	$89	$(89)	Revenue

Three months ended September 30, 2013
Liabilities:
Commodity contracts	$89	$69	$20	$—	$—	Cost of revenue

Nine months ended September 30, 2014
Assets:
Commodity contracts	$—	$9,879	$6,620	$3,259	$3,259	Revenue
Liabilities:
Commodity contracts	$—	$(89)	$—	$89	$(89)	Revenue

Nine months ended September 30, 2013
Liabilities:
Commodity contracts	$—	$(20)	$20	$—	$—	Cost of revenue

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

9.Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land.  Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum in our land segment commencing on March 7, 2014, its acquisition date, and (ii) the results of the acquisition of all of the outstanding stock of Colt in our aviation segment commencing on July 29, 2014, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). Information concerning our revenue, gross profit and income from operations by segment is as follows (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
Revenue:	2014	2013	2014	2013
Aviation segment	$4,675,530	$4,179,018	$13,361,838	$11,854,676
Marine segment	3,725,612	3,575,777	10,738,646	11,260,025
Land segment	3,312,321	2,738,866	9,506,350	8,042,593
	$11,713,463	$10,493,661	$33,606,834	$31,157,294

Gross profit:
Aviation segment	$96,235	$89,758	$246,980	$242,783
Marine segment	49,404	40,223	146,087	134,237
Land segment	68,969	56,360	201,089	180,158
	$214,608	$186,341	$594,156	$557,178

Income from operations:
Aviation segment	$47,330	$41,002	$114,553	$109,755
Marine segment	20,933	17,019	62,903	56,340
Land segment	19,108	15,106	60,020	63,608
	87,371	73,127	237,476	229,703
Corporate overhead - unallocated	13,268	8,924	39,257	29,823
	$74,103	$64,203	$198,219	$199,880

Information concerning our accounts receivable, net and total assets by segment is as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7,121 and $9,351 as of September 30, 2014 and December 31, 2013, respectively	$833,478	$771,178
Marine segment, net of allowance for bad debt of $10,063 and $9,845 as of September 30, 2014 and December 31, 2013, respectively	1,243,994	1,205,005
Land segment, net of allowance for bad debt of $10,845 and $9,992 as of September 30, 2014 and December 31, 2013, respectively	759,578	562,459
	$2,837,050	$2,538,642

Total assets:
Aviation segment	$1,878,198	$1,708,569
Marine segment	1,680,701	1,553,267
Land segment	1,784,749	1,304,436
Corporate	180,017	173,005
	$5,523,665	$4,739,277

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum Limited (“Watson Petroleum”) in our land segment commencing on March 7, 2014, its acquisition date, and (ii) the results of the acquisition of all of the outstanding stock of Colt International, L.L.C. (“Colt”) in our aviation segment commencing on July 29, 2014, its acquisition date.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue.  Our revenue for the third quarter of 2014 was $11.7 billion, an increase of $1.2 billion, or 11.6%, as compared to the third quarter of 2013.  Our revenue during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$4,675,530	$4,179,018	$496,512
Marine segment	3,725,612	3,575,777	149,835
Land segment	3,312,321	2,738,866	573,455
	$11,713,463	$10,493,661	$1,219,802

Our aviation segment revenue for the third quarter of 2014 was $4.7 billion, an increase of $0.5 billion, or 11.9%, as compared to the third quarter of 2013.  Of the increase in aviation segment revenue, $0.7 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.2 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the third quarter of 2014 as compared to the third quarter of 2013.

Our marine segment revenue for the third quarter of 2014 was $3.7 billion, an increase of $0.1 billion, or 4.2%, as compared to the third quarter of 2013.  The increase in marine segment revenue was primarily due to increased volume in the third quarter of 2014 as compared to the third quarter of 2013.

Our land segment revenue for the third quarter of 2014 was $3.3 billion, an increase of $0.6 billion, or 20.9%, as compared to the third quarter of 2013.  Of the increase in land segment revenue, $0.6 billion was due to revenue from acquired businesses and $0.3 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.3 billion due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the third quarter of 2014 as compared to the third quarter of 2013.

Gross Profit.  Our gross profit for the third quarter of 2014 was $214.6 million, an increase of $28.3 million, or 15.2%, as compared to the third quarter of 2013.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$96,235	$89,758	$6,477
Marine segment	49,404	40,223	9,181
Land segment	68,969	56,360	12,609
	$214,608	$186,341	$28,267

Our aviation segment gross profit for the third quarter of 2014 was $96.2 million, an increase of $6.5 million, or 7.2%, as compared to the third quarter of 2013. Of the increase in aviation segment gross profit, $14.0 million was due to increased volume attributable to new and existing customers and $4.9 million was due to gross profit from acquired businesses, which was partially offset by $12.4 million from lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for the third quarter of 2014 was $49.4 million, an increase of $9.2 million, or 22.8%, as compared to the third quarter of 2013.  Of the increase in marine segment gross profit, $7.7 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity and $1.5 million was due to increased volume.

Our land segment gross profit for the third quarter of 2014 was $69.0 million, an increase of $12.6 million, or 22.4%, as compared to the third quarter of 2013.  Of the increase in land segment gross profit, $9.8 million was due to gross profit from acquired businesses, $2.2 million was due to increased volume and $2.1 million was due to higher gross profit per gallon sold principally due to fluctuations in customer mix.  Additionally, a land segment joint venture which generated $1.5 million in gross profit for the third quarter of 2013 was deconsolidated effective December 31, 2013 and is not included in our land segment gross profit for the third quarter of 2014.

Operating Expenses. Total operating expenses for the third quarter of 2014 were $140.5 million, an increase of $18.4 million, or 15.0%, as compared to the third quarter of 2013. The following table sets forth our expense categories (in thousands):

	For the Three Months ended
	September 30,
	2014	2013	$ Change

Compensation and employee benefits	$85,171	$72,184	$12,987
Provision for bad debt	1,193	1,863	(670)
General and administrative	54,141	48,091	6,050
	$140,505	$122,138	$18,367

The $13.0 million increase in compensation and employee benefits was due to the inclusion of $8.7 million of expenses from acquired businesses and $4.3 million principally related to incentive based compensation.  The $6.0 million increase in general and administrative expenses was principally due to the inclusion of $4.9 million of expenses from acquired businesses and $0.6 million of acquisition related expenses.

Income from Operations. Our income from operations for the third quarter of 2014 was $74.1 million, an increase of $9.9 million, or 15.4%, as compared to the third quarter of 2013. Income from operations during these periods was attributable to the following segments (in thousands):

	For the Three Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$47,330	$41,002	$6,328
Marine segment	20,933	17,019	3,914
Land segment	19,108	15,106	4,002
	87,371	73,127	14,244
Corporate overhead - unallocated	13,268	8,924	4,344
	$74,103	$64,203	$9,900

Our aviation segment income from operations for the third quarter of 2014 was $47.3 million, an increase of $6.3 million, or 15.4%, as compared to the third quarter of 2013. This increase resulted from $6.5 million in higher gross profit, partially offset by increased operating expenses of $0.2 million.

Our marine segment income from operations for the third quarter of 2014 was $20.9 million, an increase of $3.9 million, or 23.0%, as compared to the third quarter of 2013. This increase resulted from $9.2 million in higher gross profit, which was partially offset by increased operating expenses of $5.3 million. The increase in marine segment operating expenses was due to a $3.4 million increase in compensation and employee benefits primarily due to higher incentive based compensation, a $0.9 million increase in provision for bad debt and a $1.0 million increase in general and administrative expenses.

Our land segment income from operations for the third quarter of 2014 was $19.1 million, an increase of $4.0 million, or 26.5%, as compared to the third quarter of 2013. This increase resulted from $12.6 million in higher gross profit, which was partially offset by increased operating expenses of $8.6 million, principally due to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the third quarter of 2014 were $13.3 million, an increase of $4.3 million, or 48.7%, as compared to the third quarter of 2013.  This increase was primarily attributable to $2.8 million in increased compensation and employee benefits and $0.6 million in acquisition related expenses.

Non-Operating Expenses, net. For the third quarter of 2014, we had non-operating expenses, net of $6.2 million, an increase of $0.5 million,  or 8.5%, as compared to the third quarter of 2013. This increase was principally due to a $4.2 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the third quarter of 2014 as compared to the third quarter of 2013.  This was partially offset by an increase in earnings of $2.0 million from our equity investments in the third quarter of 2014 as compared to the third quarter of 2013.  The increase in earnings from our equity investments is principally related to the deconsolidation of a land segment joint venture effective December 31, 2013, which thereafter is being accounted for under the equity method.

Income Taxes.  For the third quarter of 2014, our effective income tax rate was 19.8% and our income tax provision was $13.4 million, as compared to an effective income tax rate of 14.0% and an income tax provision of $8.2 million for the third quarter of 2013.  The higher effective income tax rate is primarily attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the third quarter of 2013.

Net (Loss) Income Attributable to Noncontrolling Interest. For the third quarter of 2014 and 2013, net loss attributable to noncontrolling interest was $1.2 million.

Net Income and Diluted Earnings per Common Share. Our net income for the third quarter of 2014 was $55.7 million, an increase of $4.2 million, or 8.1%, as compared to the third quarter of 2013. Diluted earnings per common share for the third quarter of 2014 was $0.78 per common share, an increase of $0.06 per common share, or 8.3%, as compared to the third quarter of 2013.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the third quarter of 2014 was $64.6 million, an increase of $6.7 million, or 11.6%, as compared to the third quarter of 2013. Non-GAAP diluted earnings per common share for the third quarter of 2014 was $0.91 per common share, an increase of $0.10 per common share, or 12.3%, as compared to the third quarter of 2013. The following table sets forth the reconciliation between our net income and non-GAAP net income for the third quarter of 2014 and 2013 (in thousands):

	For the Three Months ended
	September 30,
	2014	2013
Net income attributable to World Fuel	$55,660	$51,472
Share-based compensation expense, net of income taxes of $1,067 and $1,472 for 2014 and 2013, respectively	2,526	2,909
Intangible asset amortization expense, net of income taxes of $707 and $1,970 for 2014 and 2013, respectively	6,028	3,501
Expenses related to the acquisitions of Watson Petroleum and Colt, net of income taxes of $232	396	—
Non-GAAP net income attributable to World Fuel	$64,610	$57,882

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the third quarter of 2014 and 2013:

	For the Three Months ended
	September 30,
	2014	2013
Diluted earnings per common share	$0.78	$0.72
Share-based compensation expense, net of income taxes	0.04	0.04
Intangible asset amortization expense, net of income taxes	0.08	0.05
Expenses related to the acquisitions of Watson Petroleum and Colt, net of income taxes	0.01	—
Non-GAAP diluted earnings per common share	$0.91	$0.81

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and expenses related to the acquisitions of Watson Petroleum and Colt primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets and the expenses related to the acquisitions of Watson Petroleum and Colt are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue. Our revenue for the first nine months of 2014 was $33.6 billion, an increase of $2.4 billion, or 7.9%, as compared to the first nine months of 2013. Our revenue during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$13,361,838	$11,854,676	$1,507,162
Marine segment	10,738,646	11,260,025	(521,379)
Land segment	9,506,350	8,042,593	1,463,757
	$33,606,834	$31,157,294	$2,449,540

Our aviation segment revenue for the first nine months of 2014 was $13.4 billion, an increase of $1.5 billion, or 12.7%, as compared to the first nine months of 2013.  Of the increase in aviation segment revenue, $2.0 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.5 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first nine months of 2014 as compared to the first nine months of 2013.

Our marine segment revenue for the first nine months of 2014 was $10.7 billion, a decrease of $0.5 billion, or 4.6%, as compared to the first nine months of 2013.  Of the decrease in marine segment revenue, $1.0 billion was due to decreased volume for the first nine months of 2014 as compared to the first nine months of 2013, which was partially offset by $0.5 billion due to an increase in the average price per metric ton sold in the first nine months of 2014 as compared to the first nine months of 2013.

Our land segment revenue for the first nine months of 2014 was $9.5 billion, an increase of $1.5 billion, or 18.2%, as compared to the first nine months of 2013.  Of the increase in land segment revenue, $1.5 billion was due to revenue from acquired businesses and $0.8 billion was due to increased volume attributable to new and existing customers, which was partially offset by $0.8 billion due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the first nine months of 2014 as compared to the first nine months of 2013.

Gross Profit.  Our gross profit for the first nine months of 2014 was $594.2 million, an increase of $37.0 million, or 6.6%, as compared to the first nine months of 2013.  Our gross profit during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$246,980	$242,783	$4,197
Marine segment	146,087	134,237	11,850
Land segment	201,089	180,158	20,931
	$594,156	$557,178	$36,978

Our aviation segment gross profit for the first nine months of 2014 was $247.0 million, an increase of $4.2 million, or 1.7%, as compared to the first nine months of 2013. Of the increase in aviation segment gross profit, $40.3 million was due to increased volume attributable to new and existing customers and $4.9 million was due to gross profit from acquired businesses, which was partially offset by $41.0 million from lower gross profit per gallon sold principally due to fluctuations in customer mix.

Our marine segment gross profit for the first nine months of 2014 was $146.1 million, an increase of $11.9 million, or 8.8%, as compared to the first nine months of 2013.  Of the increase in marine segment gross profit, $23.9 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity and fluctuations in customer mix.  This was partially offset by $12.0 million in decreased volume due to an increase in market competitiveness.

Our land segment gross profit for the first nine months of 2014 was $201.1 million, an increase of $20.9 million, or 11.6%, as compared to the first nine months of 2013.  The increase in land segment gross profit was principally due to $36.7 million in gross profit from acquired businesses and $1.0 million due to higher gross profit per gallon sold principally due to fluctuations in customer mix.  These increases were partially offset by $5.3 million due to decreased volume and $4.2 million in lower gross profit related to our crude oil marketing activities.  Additionally, a land segment joint venture which generated $7.3 million in gross profit for the first nine months of 2013 was deconsolidated effective December 31, 2013 and is not included in our land segment gross profit for the first nine months of 2014.

Operating Expenses.  Total operating expenses for the first nine months of 2014 were $395.9 million, an increase of $38.6 million, or 10.8%, as compared to the first nine months of 2013.  The following table sets forth our expense categories (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013	$ Change

Compensation and employee benefits	$233,609	$214,358	$19,251
Provision for bad debt	3,533	5,675	(2,142)
General and administrative	158,795	137,265	21,530
	$395,937	$357,298	$38,639

The $19.3 million increase in compensation and employee benefits was due to the inclusion of $18.0 million of expenses from acquired businesses and an executive non-renewal charge of $4.8 million related to the non-renewal of the employment agreement of our former Executive Chairman of the Board of Directors.  These increases were partially offset by $2.5 million in decreased share-based compensation.  The $21.5 million increase in general and administrative expenses was due to the inclusion of $13.7 million in expenses from acquired businesses and $7.8 million principally due to increased professional fees, general insurance expenses and acquisition related expenses.

Income from Operations.  Our income from operations for the first nine months of 2014 was $198.2 million, a decrease of $1.7 million, or 0.8%, as compared to the first nine months of 2013.  Income from operations during these periods was attributable to the following segments (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013	$ Change

Aviation segment	$114,553	$109,755	$4,798
Marine segment	62,903	56,340	6,563
Land segment	60,020	63,608	(3,588)
	237,476	229,703	7,773
Corporate overhead - unallocated	39,257	29,823	9,434
	$198,219	$199,880	$(1,661)

Our aviation segment income from operations for the first nine months of 2014 was $114.6 million, an increase of $4.8 million, or 4.4%, as compared to the first nine months of 2013. This increase resulted from $4.2 million in higher gross profit and $0.6 million of decreased operating expenses.

Our marine segment income from operations for the first nine months of 2014 was $62.9 million, an increase of $6.6 million, or 11.6%, as compared to the first nine months of 2013. This increase resulted from $11.9 million in higher gross profit, which was partially offset by increased operating expenses of $5.3 million.

Our land segment income from operations for the first nine months of 2014 was $60.0 million, a decrease of $3.6 million, or 5.6%, as compared to the first nine months of 2013. This decrease resulted from increased operating expenses of $24.5 million, which was partially offset by $20.9 million in higher gross profit.  The increase in land segment operating expenses was principally due to the inclusion of acquired businesses.

Corporate overhead costs not charged to the business segments for the first nine months of 2014 were $39.3 million, an increase of $9.4 million, or 31.6%, as compared to the first nine months of 2013.  This increase was primarily attributable to the $4.8 million executive non-renewal charge, $3.8 million in increased professional fees and $1.8 million in acquisition related expenses.

Non-Operating Expenses, net. For the first nine months of 2014, we had non-operating expenses, net of $11.9 million, a decrease of $2.1 million, or 15.1%, as compared to the first nine months of 2013. This decrease was principally due to a $4.9 million increase in earnings from our equity investments in the first nine months of 2014 as compared to the first nine months of 2013, which was partially offset by a $4.1 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first nine months of 2014 as compared to the first nine months of 2013.  The increase in earnings from our equity investments is principally related to the deconsolidation of a land segment joint venture effective December 31, 2013, which thereafter is being accounted for under the equity method.

Income Taxes.  For the first nine months of 2014, our effective income tax rate was 18.8% and our income tax provision was $35.0 million, as compared to an effective income tax rate of 17.3% and an income tax provision of $32.1 million for the first nine months of 2013.  The higher effective income tax rate is primarily attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first nine months of 2013.

Net (Loss) Income Attributable to Noncontrolling Interest. For the first nine months of 2014, net loss attributable to noncontrolling interest was $3.3 million as compared to net income attributable to noncontrolling interest of $2.6 million for the first nine months of 2013.

Net Income and Diluted Earnings per Common Share. Our net income for the first nine months of 2014 was $154.6 million, an increase of $3.4 million, or 2.2%, as compared to the first nine months of 2013.  Diluted earnings per common share for the first nine months of 2014 was $2.17 per common share, an increase of $0.07 per common share, or 3.3%, as compared to the first nine months of 2013.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share.  Our non-GAAP net income for the first nine months of 2014 was $181.0 million, an increase of $10.6 million, or 6.2%, as compared to the first nine months of 2013.  Non-GAAP diluted earnings per common share for the first nine months of 2014 was $2.54 per common share, an increase of $0.17 per common share, or 7.2%, as compared to the first nine months of 2013.  The following table sets forth the reconciliation between our net income and non-GAAP net income for the first nine months of 2014 and 2013 (in thousands):

	For the Nine Months ended
	September 30,
	2014	2013
Net income attributable to World Fuel	$154,613	$151,213
Share-based compensation expense, net of income taxes of $3,183 and $4,208 for 2014 and 2013, respectively	6,977	8,370
Intangible asset amortization expense, net of income taxes of $4,989 and $6,101 for 2014 and 2013, respectively	14,837	10,809
Expenses related to the acquisitions of Watson Petroleum and Colt, net of income taxes of $232	1,536	—
Executive non-renewal charge, net of income taxes of $1,757	2,994	—
Non-GAAP net income attributable to World Fuel	$180,957	$170,392

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first nine months of 2014 and 2013:

	For the Nine Months ended
	September 30,
	2014	2013
Diluted earnings per common share	$2.17	$2.10
Share-based compensation expense, net of income taxes	0.10	0.12
Intangible asset amortization expense, net of income taxes	0.21	0.15
Expenses related to the acquisitions of Watson Petroleum and Colt, net of income taxes	0.02	—
Executive non-renewal charge, net of income taxes	0.04	—
Non-GAAP diluted earnings per common share	$2.54	$2.37

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, expenses related to the acquisitions of Watson Petroleum and Colt and executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to the acquisitions of Watson Petroleum and Colt and executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2014 and 2013.  For additional details, please see the consolidated statements of cash flows.

	For the Nine Months ended
	September 30,
	2014	2013
Net cash provided by operating activities	$129,065	$213,747
Net cash used in investing activities	(290,181)	(91,167)
Net cash provided by financing activities	259,930	38,729

Operating Activities.  For the nine months ended September 30, 2014, net cash provided by operating activities was $129.1 million as compared to $213.7 million for the first nine months of 2013.  The $84.6 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities. For the nine months ended September 30, 2014, net cash used in investing activities was $290.2 million as compared to $91.2 million for the first nine months of 2013. The $199.0 million increase in cash used in investing activities was principally due to an increase in the cash used for the acquisition of businesses in the first nine months of 2014 as compared to the first nine months of 2013.

Financing Activities.  For the nine months ended September 30, 2014, net cash provided by financing activities was $259.9 million as compared to $38.7 million for the first nine months of 2013.  The $221.2 million increase in cash provided by financing activities was principally due to increased net borrowings under our Credit Facility in the first nine months of 2014 as compared to the first nine months of 2013.

Other Liquidity Measures

Cash and Cash Equivalents.  As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $388.5 million and $292.1 million, respectively, of which $80.7 million and $39.7 million, respectively, was available for use by our U.S. subsidiaries without incurring additional costs.  Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowings of up to $1.1 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $495.0 million and $200.0 million as of September 30, 2014 and December 31, 2013, respectively. Our issued letters of credit under the Credit Facility totaled $12.0 million and $7.4 million as of September 30, 2014 and December 31, 2013, respectively. We also had $242.5 million in Term Loans outstanding as of September 30, 2014 and December 31, 2013.

Our liquidity consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial covenants with which we are required to comply. Our failure to comply with the financial covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under other agreements to which we are a party and impair our ability to borrow and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2014, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2014 and December 31, 2013, our outstanding letters of credit and bank guarantees under these credit lines totaled $214.1 million and $150.6 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $375.0 million of our accounts receivable. As of September 30, 2014, we had sold accounts receivable of $185.1 million under the RPAs.

Short-Term Debt. As of September 30, 2014, our short-term debt of $16.4 million primarily represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, capital lease obligations and Term Loan borrowings.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2013 to September 30, 2014.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2013 10-K Report.

Contractual Obligations

Derivative Obligations.  As of September 30, 2014, our net derivative obligations were $23.4 million, principally due within one year.

Purchase Commitment Obligations.  As of September 30, 2014, fixed purchase commitments under our derivative programs amounted to  $30.5 million.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of September 30, 2014, we had issued letters of credit and bank guarantees totaling $226.1 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of September 30, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2014	Commodity contracts for inventory hedging (long)	267	BBL	$106.35	$(2.850)	$(761)
	2014	Commodity contracts for inventory hedging (short)	4,853	BBL	72.52	2.912	14,130
	2015	Commodity contracts for inventory hedging (short)	10	BBL	113.17	1.300	13
							$13,382

Non-Designated	2014	Commodity contracts (long)	14,323	BBL	$81.37	$(4.211)	$(60,319)
	2014	Commodity contracts (short)	13,783	BBL	91.92	5.316	73,275
	2015	Commodity contracts (long)	17,690	BBL	70.99	(1.803)	(31,900)
	2015	Commodity contracts (short)	12,864	BBL	98.41	3.234	41,604
	2016	Commodity contracts (long)	744	BBL	91.37	(3.231)	(2,404)
	2016	Commodity contracts (short)	392	BBL	95.86	3.926	1,539
	2017	Commodity contracts (long)	56	BBL	24.20	(0.214)	(12)
	2017	Commodity contracts (short)	11	BBL	70.94	5.909	65
	2018	Commodity contracts (long)	18	BBL	25.66	—	—
							21,848

	2014	Foreign currency contracts (long)	10,746	AUD	0.93	(0.060)	(641)
	2014	Foreign currency contracts (short)	8,664	AUD	0.91	0.051	445
	2014	Foreign currency contracts (long)	5,183	BRL	2.28	(0.030)	(157)
	2014	Foreign currency contracts (long)	7,690	CAD	1.09	(0.026)	(201)
	2014	Foreign currency contracts (short)	36,225	CAD	1.09	0.028	1,014
	2014	Foreign currency contracts (long)	1,847,698	CLP	587.54	(0.000)	(180)
	2014	Foreign currency contracts (short)	2,385,660	CLP	583.07	0.000	261
	2014	Foreign currency contracts (long)	19,179,268	COP	1,923.93	(0.000)	(580)
	2014	Foreign currency contracts (short)	22,970,683	COP	1,926.57	0.000	705
	2014	Foreign currency contracts (long)	35,110	DKK	5.60	(0.010)	(349)
	2014	Foreign currency contracts (long)	11,303	EUR	1.33	(0.072)	(818)
	2014	Foreign currency contracts (short)	39,442	EUR	1.33	0.079	3,124
	2014	Foreign currency contracts (long)	84,016	GBP	1.67	(0.046)	(3,889)
	2014	Foreign currency contracts (short)	135,006	GBP	1.67	0.061	8,169
	2014	Foreign currency contracts (short)	110,129	INR	61.29	0.000	25
	2014	Foreign currency contracts (long)	466,074	JPY	103.49	(0.000)	(140)
	2014	Foreign currency contracts (short)	735,479	JPY	103.18	0.001	443
	2014	Foreign currency contracts (long)	1,381,969	MXN	13.18	(0.002)	(2,594)
	2014	Foreign currency contracts (short)	1,240,477	MXN	13.17	0.002	2,395
	2014	Foreign currency contracts (long)	23,081	NOK	6.24	(0.004)	(81)
	2014	Foreign currency contracts (short)	65,802	NOK	6.25	0.004	280
	2014	Foreign currency contracts (short)	5,676	PLN	3.15	0.019	107
	2014	Foreign currency contracts (short)	28,950	RON	3.32	0.020	591
	2014	Foreign currency contracts (long)	11,651	SGD	1.25	(0.017)	(195)
	2014	Foreign currency contracts (short)	19,956	SGD	1.25	0.016	323
	2014	Foreign currency contracts (long)	77,303	ZAR	10.82	(0.004)	(290)
	2014	Foreign currency contracts (short)	117,356	ZAR	10.94	0.004	498
	2014	Foreign currency contracts (short)	112	CHF	0.91	0.054	6
	2014	Foreign currency contracts (long)	221,819	KRW	1,019.73	(0.000)	(7)
	2015	Foreign currency contracts (long)	600	GBP	1.66	(0.040)	(24)
	2015	Foreign currency contracts (short)	33,150	GBP	1.66	0.033	1,094
	2016	Foreign currency contracts (short)	5,125	GBP	1.65	0.028	141
	2017	Foreign currency contracts (short)	250	GBP	1.67	0.064	16
							9,491
							$31,339

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2013. Please refer to our 2013 10-K Report for a complete discussion of our exposure to these risks.

Item 4.Controls and Procedures

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2014.

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

Item 1.Legal Proceedings.

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

In addition to these proceedings, we have received demands for defense and/or indemnification from certain tank car lessors pursuant to our lease agreements with such parties. In connection with these demands, two of our tank car lessors have filed actions against us seeking a declaratory judgment on their indemnification claims and reimbursement for the value of certain leased tank cars that were lost or destroyed in the derailment.  Specifically, on July 28, 2014, The CIT Group/Equipment Financing, Inc. and CIT Group Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging breach of contract and seeking declaratory relief and economic damages, as well as costs. On September 19, 2014, we filed a motion to dismiss certain counts of the complaint, which has not yet been ruled on by the court. Furthermore, on September 5, 2014, General Electric Railcar Services Corporation filed a complaint against us in the United States District Court for the Southern District of Florida alleging breach of contract and seeking declaratory relief and economic damages, as well as costs. We believe these claims against us are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. The Minister subsequently issued a modified order, to which CPR was added as a party. The requirements of the modified order with respect to us are not materially different from the initial order (the initial order and modified order are hereinafter collectively referred to as the “Order”). We have filed a contestation of the Order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, that challenges the legality and validity of the Order on various grounds.  In July and September of 2014, we voluntarily entered into agreements with the government of Quebec to perform sediment characterization work in Lake Mégantic and the Chaudière River and certain remediation work in the Chaudière River.  The associated cost of these activities is not significant and will be covered by insurance.  These agreements were made without admission of liability and under full reservation of rights.  We continue to challenge both the legality and validity of the Order.

On January 30, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  The Trustee, together with the monitor in MMA’s Canadian bankruptcy, are exploring with various parties, including us, a potential global settlement of all third party claims arising out of the incident.  On May 29, 2014, we and our named subsidiaries filed an answer to the Trustee’s complaint.  We believe these claims against us and certain of our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

As a result of the Lac-Mégantic derailment, the Transportation Safety Board of Canada conducted an investigation into the cause of the derailment and the events surrounding it and released the results in a Railway Investigation Report issued on August 19, 2014. In addition, the Quebec police conducted a criminal investigation, which resulted in three MMA employees being charged with numerous counts of criminal negligence causing death.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2014 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
7/1/14-7/31/14	—	$—	—	$65,000
8/1/14-8/31/14	229	44.13	227	55,000
9/1/14-9/30/14	—	—	—	55,000
Total	229	$44.13	227	$55,000

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In May 2014, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $65.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of September 30, 2014, $55.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.Exhibits

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2014	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice-President and Chief Financial Officer