Form 10-K
period 2014-12-31
WORLD FUEL SERVICES CORP
filed 2015-02-12
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
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

Large accelerated filer ☒ Accelerated filer ☐  Non-Accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $3,469,311,000.

As of February 5, 2015, the registrant had approximately 72,091,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:

Part III – Specified Portions of the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2014 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, the U.S. and foreign governments, as well as other fuel suppliers. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers, as well as engage in crude oil marketing activities. In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

We have offices throughout the United States and in various foreign jurisdictions, including: the United Kingdom, Denmark, Norway, Sweden, the Netherlands, Germany, Greece, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Puerto Rico, Canada, South Africa, Gibraltar, India and Australia. See “Item 2 – Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2014 10‑K Report for a list of our subsidiaries.

Financial information with respect to our business segments and the geographic areas of our business is provided in Note 11 to the accompanying consolidated financial statements included in this 2014 10‑K Report.

Our principal executive office is located at 9800 Northwest 41st Street, Suite 400, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Corporate Conduct and Ethics (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2014 10‑K Report and are not incorporated by reference in this 2014 10‑K Report.

Aviation Segment

We market fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low‑cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. Our aviation‑related services include fuel management, price risk management, arranging ground handling, providing 24/7 global dispatch services, arranging air charter and arranging and providing international trip planning, including flight plans, weather reports and overflight permits. In addition, we offer card payment solutions and related processing services. Because fuel is a major component of an aircraft’s operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network of third‑ party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in any location worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide, which is then typically delivered into our customers’ aircraft or designated storage directly from our suppliers pursuant to arrangements with them or from our fuel inventory pursuant to contracts with various third parties. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We typically hedge inventory in an effort to protect us against price risk. We also engage in both contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term, and spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market‑based formulas or is government controlled and our suppliers typically extend unsecured trade credit to us. We may prepay our fuel purchases when limited by the amount of credit extended to us by suppliers or as required to transact business in certain countries. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations of certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our aviation customers accounted for more than 10% of total consolidated revenue.

Marine Segment

We market fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, the U.S. and foreign governments, as well as other fuel suppliers. Through our extensive network of offices, we provide our customers with real‑time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. In addition, we offer card payment solutions and related processing services. Our marine fuel related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control and claims management.

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

The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing or market‑based formulas or is government controlled, and our suppliers typically extend unsecured trade credit to us. We also contract with third parties to provide various services for our customers, including fueling of vessels in port and at sea, and transportation and delivery of fuel and fuel products.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our marine customers accounted for more than 10% of total consolidated revenue.

Land Segment

In our land segment, we offer fuel, heating oil, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our land‑related services include management services for the procurement of fuel and price risk management. Additionally, we engage in crude oil marketing activities. We primarily conduct these activities throughout most of the United States as well as parts of the United Kingdom and Brazil.

In addition, we offer transaction management services, which include card payment solutions, merchant processing services, payment solutions for tolls across Europe, government payment systems for global fuel procurement and commercial payment programs in the land transportation industry.

In connection with our fuel marketing activities, we act as a reseller as we purchase fuel from a supplier and contemporaneously resell it to our customers through spot sales and contract sales. In general, fuel is delivered to our customers directly or at designated tanker truck loading terminals commonly referred to as “racks,” which are owned and operated by our suppliers or other third‑parties, or directly to customer locations through third party carriers. We also maintain inventory in certain locations including pipelines and ship inventory via railcar. Inventory held in storage or being shipped is typically hedged in an effort to protect us against price risk. Our cost of fuel is generally tied to market‑based formulas and our suppliers typically extend unsecured trade credit to us. We also enter into derivative contracts in order to mitigate the risk of market price fluctuations for certain of our transactions and to offer our customers fuel pricing alternatives to meet their needs.

During each of the years presented in the accompanying consolidated statements of income and comprehensive income, none of our land customers accounted for more than 10% of total consolidated revenue.

Competitors

Our competitors within the highly fragmented world‑wide downstream markets of aviation, marine and land fuel are numerous, ranging from large multinational corporations, principally major oil producers, which have significantly greater capital resources, to relatively small and specialized firms. We compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We believe that our extensive market knowledge, worldwide presence, logistical expertise, extension of credit and use of derivatives to provide fuel pricing alternatives give us the ability to compete in the marketplace.

Employees

As of February 5, 2015, we employed 4,041 people worldwide.

Regulation

Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the United States, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non‑compliance. See “Item 1A – Risk Factors,” and “Item 3 – Legal Proceedings.”

We may also be affected by new environmental laws and regulations that will apply to us or our customers in the future, some of which could increase the cost or reduce the demand for our products and services. For example, due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. In the U.S., the U.S. Environmental Protection Agency has finalized rules requiring the reporting of greenhouse gas (“GHG”) emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and to regulate emissions from major sources of GHGs under the Clean Air Act. In other countries, proposed regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.  Although the ultimate impact of these or other future measures is difficult to accurately predict, they could make our products more expensive or reduce demand for petroleum products, as well as shift demand toward relatively lower-carbon sources. This, in turn, could affect our operations, earnings and competitive position.

Forward‑Looking Statements

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

Examples of forward-looking statements in this 2014 10-K Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, ability to collect outstanding receivables, potential liabilities and the extent of any insurance coverage, the impact of litigation and other proceedings, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation and other proceedings, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber-related incidents;

•	currency exchange fluctuations;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	the impact of the Lac-Mégantic derailment and related matters;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2014 10-K Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Item 1A. Risk Factors

We extend credit to most of our customers in connection with their purchases of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.

We extend credit to certain of our customers in connection with their purchases of fuel and services from us. Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers, which can include other fuel suppliers, that would otherwise be required to prepay or post letters of credit with other suppliers of fuel and other services. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited because we transact primarily within the aviation, marine and land transportation industries.

Our exposure to credit losses will depend on the financial condition of our customers and other factors beyond our control, such as deteriorating conditions in the world economy or in the aviation, marine or land transportation industries, changes in oil prices, political instability, terrorist activities, military action or natural disasters in our market areas. The overall volatility in the credit and financial markets over the past several years increases our potential exposure to customer credit risk because it can make it more difficult for our customers to access sufficient capital to meet their liquidity needs. This market volatility, coupled with a reduction of business activity generally, increases our risks related to our status as an unsecured creditor of many of our customers. Credit losses, if significant, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our derivatives transactions with customers, suppliers and financial institutions expose us to heightened counterparty risk, which could have a material adverse effect on our business.

As part of our price risk management services, we offer our customers various pricing structures for future purchases of fuel, including derivatives products designed to assist our customers with hedging their exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward pricing contracts (“fixed forward contracts”) with our customers and suppliers under which we agree to sell or purchase, as the case may be, certain volumes of fuel at fixed prices. In addition, we may act as a counterparty in swap transactions with some of our customers where the customer may be required to make certain financial payments to us in connection with changes in the price of fuel. Furthermore, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our financial risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies and financial institution counterparties (such as exchanges, broker/dealers and commercial and investment banks), on secured as well as unsecured terms.

If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction, we will have effectively extended unsecured credit to that customer. Based on the volatility of fuel prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or their swap transactions. In such cases, we would be exposed to losses or costs associated with any such default.  For example, in the event the spot market price of fuel at the time of delivery is significantly less than the fixed price, a customer could default on its purchase obligation to us and purchase the fuel at the current spot market rate from another supplier. Meanwhile, we may have entered into a corresponding commitment with a supplier in order to offer our customer specified pricing or terms. Similarly, the counterparties with whom we may hedge our price risk exposure may not be willing or able to fulfill their obligations to us under their swap transactions.

While we generally attempt to structure our agreements such that we are able to recover from the non-performing counterparty any losses or costs we may incur, we may not always be able to recover such amounts and may be exposed to claims for damages, penalties or other costs.  Furthermore, although we have credit standards and perform credit evaluations of our customers and suppliers, our evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated. Accordingly, should any counterparty fail to honor its obligations under our agreements, we could sustain significant losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to costs and liabilities as a result of the derailment of a train carrying our crude oil in Lac-Mégantic, Quebec in July 2013.

We, on behalf of DPTS Marketing, LLC (“DPM”), a crude oil marketing joint venture in which we owned a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also owned a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture’s facility in New Town, North Dakota. We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway (“MMA”). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

We, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, have been named as defendants in lawsuits and proceedings related to the incident. In addition, orders were issued by the government of Quebec against CPR, MMA and us, requiring CPR, MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. For a more detailed discussion of these proceedings, see “Legal Proceedings” under Part I – Item 3 of this 2014 10 K Report.

In December 2014, we sold our 50% interest in DPM and DPTS to certain subsidiaries of Dakota Plains Holdings, Inc. (“DAKP”), our partner in the joint ventures.  In connection with the sale transaction, we agreed to indemnify DAKP and certain of its affiliates, including DPM and DPTS, for third party claims for bodily injury or property damage arising from the derailment.  Pursuant to the agreement, we will control the defense of DAKP and the joint ventures for claims associated with the derailment.  In addition, DAKP assigned to us all recoveries from third parties and under applicable insurance policies held by DAKP and the joint ventures for claims arising out of the derailment. Finally, DAKP also agreed to indemnify us for certain costs and expenses arising out of the derailment up to $10.0 million.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us. The adverse resolution of any proceedings related to these events could subject us to monetary damages, fines and other costs, which could have a negative and material impact on our business, prospects, results of operations and financial condition.

While we, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident. However, we expect that substantially all of the legal costs we incur in defending against the proceedings described above will be covered by insurance.

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

Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks including:

•	oil spills and other environmental mishaps;
•	fires, collisions and other catastrophic disasters;
•	injuries and loss of life;

•	severe damage to and destruction of property and equipment; and
•	loss of product and business interruption.

Damage arising from such occurrences may result in fines and significant third party claims. We maintain insurance to mitigate these costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities we might suffer from the occurrence of one or more of the risks described above.

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

Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.

We rely on our computer systems and network infrastructure across our operations. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events.  Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches.  In addition to our own vulnerabilities, our reliance on email transmissions over public networks to process certain transactions exposes us to risks associated with the failure of our customers, business partners and other third parties to use appropriate controls to protect sensitive information, as well as to risks of on-line fraud and email scams.  Furthermore, despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers.  Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce the company to enter into fraudulent transactions.   Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently maintain insurance to protect against cybersecurity risks and incidents. However, there can be no assurance that such insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain of these cybersecurity risks and, even if available, the insurance proceeds received for any loss or damage may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.

The personal information that we collect may be vulnerable to breach, theft, loss or misuse that could increase operational costs, result in regulatory penalties and adversely affect our results of operation and financial condition.

In connection with various businesses we operate, such as our transaction management and payment processing businesses, we have access to sensitive, confidential or personal data or information from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which may be subject to privacy and security laws, regulations and customer imposed controls. In the ordinary course of business, we collect, process, transmit and retain sensitive information regarding these parties.  Despite our efforts to protect this information, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, theft, misplaced or lost data and programming and human errors that could potentially lead to such information being compromised.

Failure to adequately protect this information could lead to substantial fines, penalties, third party liability, remediation costs, potential cancellation of existing contracts and inability to compete for future business. Due to legislative and regulatory rules, we may be required to notify the owners of such information of any data breaches, which could harm our business relationships, reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.  Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union). Significant changes in applicable regulations may require us to make costly changes to our systems.

Although we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a data security breach will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Businesses we have acquired or may acquire in the future, as well as strategic investments such as joint venture arrangements, expose us to increased operating risks.

As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers, logistics and transaction management and payment processing companies, as well as other service and technology businesses. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. If we acquire new businesses in the future, we may incur substantial additional indebtedness and other expenses or we may complete potentially dilutive issuances of equity securities, which may affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations. We have also entered into joint venture arrangements and equity method investments intended to complement or expand our business, as well as divested of certain of our businesses. These types of transactions can pose substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate. These transactions involve significant challenges and risks, including:

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

•	the risks associated with entering into businesses or markets in which we may have no or limited direct prior experience;
•	the potential loss of key employees, customers or suppliers of the acquired businesses;
•	the ability to integrate the IT systems of acquired businesses into our existing IT infrastructure and manage those systems that cannot be effectively integrated;
•	the requirement to write down acquired assets as a result of the acquired business being worth less than we paid for it;
•	capital expenditure requirements exceeding our estimates;
•	the risk that an acquisition or strategic investment could reduce our future earnings; and
•	the assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities, and no or limited indemnities.

Insurance coverage for some of our operations may be insufficient to cover losses, which may have a material adverse effect on our financial condition and results of operations.

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

Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims, such as the Lac-Mégantic derailment, and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions in order to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a significant increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Third parties who fail to provide products or services to us or our customers as agreed could harm our business.

We purchase fuel and other products from suppliers and resell to customers. If the fuel and other products we sell fail to meet the specifications we have agreed to with customers, we could incur significant liabilities if a customer initiates a claim or a lawsuit for which we settle or results in a decision against us.  In addition, our relationship with our customers could be adversely affected and adverse publicity about any allegations of contaminated products may negatively affect us, regardless of whether the allegations are true. Although in most cases we have recourse against our suppliers for products that fail to meet contractual specifications, such recourse cannot be assured and may be costly to enforce. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing an agreement in a foreign jurisdiction. Any significant liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also use third parties to provide various services to our customers, including into plane fueling at airports, fueling of vessels in port and at sea and delivering land based fuel. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as their inability to supply specified fuel or an interruption of their business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adverse conditions in the aviation, marine and land transportation industries may have a material adverse effect on our business.

Our business is focused on the marketing of fuel and other related products and services to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. In addition, any political instability, natural disasters and other weather-related events, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

In addition, the aviation, marine and land transportation industries are subject to continuing changes in laws and regulations, including environmental regulations mandating or incentivizing alternative energy sources or attempting to control or limit emissions and pollution. For example, recent amendments to the International Convention for the Prevention of Pollution from Ships, or MARPOL, established a phased reduction of the sulfur content in fuel oil and allows for stricter sulfur limits in designated emission control areas. Further changes in laws and regulations applicable to international and national maritime trade are expected over the coming years. Complying with these and other laws and regulations may require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services. Although the ultimate impact of any regulations is difficult to predict accurately, they could have a material adverse effect on our business or on the businesses of our customers.

We are exposed to various risks in connection with our use of derivatives which could have a material adverse effect on our results of operations.

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in fuel products we sell, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations could be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that often bear some historical correlation to aviation jet fuel (e.g. heating oil in the United States or gasoil in Europe or Asia). If the price of aviation jet fuel and the price of any such products experience divergence in correlation, then it is more likely that our attempts to mitigate price risk associated with our aviation business would not be effective. For purposes of hedging, neither heating oil nor gasoil is a perfect substitute for aviation jet fuel and short term significant pricing differences may occur. There may be times where the change in the price of jet fuel increases or decreases based on market supply and demand fundamentals or disruptive events (e.g. hurricanes) while the change in the price of heating oil or gasoil remains relatively constant.

We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities associated with basis, time, quality or geographic spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, entail exposure to adverse changes in commodity prices in relation to our proprietary positions. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures with respect to hedging or proprietary trading, for example by engaging in unauthorized trading activity, failing to hedge a specific financial risk or failing to observe limits on exposure, which could subject us to financial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are required to comply with extensive and complex laws and other regulations at the international, federal, state and local government levels relating to, among other things:

•	the transportation, handling and delivery of fuel and fuel products;
•	the operation of fuel storage and distribution facilities;
•	workplace safety;
•	fuel spillage or seepage;
•	environmental protection;
•	consumer and data protection;
•	payment card industry data security standards;
•	government contracting and procurement;
•	anti-trust and other applicable competition laws;
•	anti-money laundering rules and regulations;
•	regulatory reporting and licensing requirements; and
•	hazardous waste disposal.

If we fail to comply with these laws or regulations, we could be subject to substantial fines or penalties or to civil or criminal liability. In addition, compliance with existing and future laws regulating the delivery of fuel by barge, truck or railcar, fuel storage terminals and underground storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs.  To the extent that we use third parties in our operations, we are also subject to the risk that we would be held accountable for the failure of these third parties to comply with the laws and regulations of the U.S. and various international jurisdictions.  Any significant fines and costs incurred as a result of such regulations could have a material adverse effect on our business and results of operations.

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

Reduced sales to our government customers could adversely affect our profitability.

U.S. and foreign government budget constraints and the scheduled withdrawal of armed forces from Afghanistan are expected to result in a decrease in defense spending, which in turn could cause a significant reduction in sales and related profit in our government services business. Furthermore, profitability associated with our government services business may fluctuate significantly from time to time as a result of the commencement, extension or completion of existing and new government contracts.  As a result of complex logistics and extended payment terms for our government customers, sales of products and services to such customers generally carry higher margins than sales to other customers. Accordingly, a decrease in government sales could contribute disproportionately to a reduction in our gross margin and profitability and such decrease could be sudden.  The loss of a significant government customer or a material reduction in sales to government customers could adversely affect our business, financial condition, results of operations and cash flows.

Changes in the market price of fuel may have a material adverse effect on our business.

Fuel prices have been extremely volatile in the recent past, may be volatile in the future and depend on factors outside of our control, such as:

•	global economic conditions;
•	changes in global crude oil and natural gas prices;
•	expected and actual supply and demand for fuel;
•	geopolitical conditions;
•	laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;
•	changes in pricing or production controls by various organizations and oil producing countries;

•	technological advances affecting energy consumption or supply;
•	energy conservation efforts;
•	price and availability of alternative fuels; and
•	weather.

If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs or comply with new environmental regulations to obtain associated incentives. For example, in the shipping industry a number of container ships are sailing at reduced speeds, known as “slow steaming,” to conserve fuel and reduce carbon emissions. In any such event, there can be no assurance that the volume of orders from our customers will increase again or that we will be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to prepay for fuel purchases which would impair our liquidity.

We also maintain fuel inventories for competitive or logistical reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory. Our inventory is valued using the average cost methodology and is stated at the lower of average cost or market. A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. While we attempt to mitigate these fluctuations such as these through hedging, there can be no assurance that such hedges will be effective.   Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are ineffective, we would record a write down of inventory and a non-cash charge to cost of revenue, which would adversely impact our earnings.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.

Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;
•	the costs of hiring and retaining senior management for overseas operations;
•	difficulty in staffing and managing widespread operations, which could reduce our productivity;
•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;
•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;
•	governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;
•	political risks specific to foreign jurisdictions; and
•	terrorism, war, civil unrest and natural disasters.

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

Due to our international operations, we are subject to U.S. and international laws, including U.S. economic sanctions, the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws, which can impose significant compliance costs and subject us to civil or criminal penalties for non-compliance.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Anti Bribery Act, and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business and the U.K. Anti Bribery Act prohibits bribery both in the United Kingdom and internationally, as well as bribery across public and private sectors. As part of our business, we regularly deal with state owned business enterprises, the employees of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our activities in these countries create the risk of improper payments or offers of payments by one of our employees or other parties acting on our behalf.

Furthermore, economic sanctions programs are complex, restrict our business dealings with certain countries and individuals, and are constantly changing.  Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions, specifically Cuba, Iran, Syria and Sudan. These business dealings, which represent an insignificant amount of our consolidated revenues and income, generally consist of the purchase of overflight permits and the provision of flight support and fuel services pursuant to licenses issued by OFAC or as otherwise permitted by U.S. sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with our compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, such a violation could also cause an event of default under our Credit Facility, which if not waived, could adversely affect our business, financial condition, results of operations and cash flows.  Finally, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.

On December 8, 2009, we received an administrative subpoena from OFAC requesting information regarding our transactions involving Sudanese overflight payments since June 30, 2008. We responded to the subpoena and identified a small number of sanctioned country related transactions which took place after our license had expired that may have resulted in violations of U.S. sanctions regulations or our OFAC issued license. In our response to OFAC, we noted that the transactions we identified as potential violations resulted in very small amounts of revenue to us. We have also taken various remedial actions to further strengthen our compliance related policies and procedures. Nevertheless, should OFAC determine that these activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against us.  Additionally, in the course of its ongoing review, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment or severance agreements with certain of our key employees, these agreements do not prevent those individuals from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business could be adversely affected. While we maintain key man life insurance with respect to certain members of senior management, our coverage levels may not be sufficient to offset any losses we may incur and there is no assurance that we will continue to maintain key man life insurance in the future.

Our failure to comply with the requirements of our Credit Facility and Term Loans could adversely affect our operating flexibility.

We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, which restrict our ability to (i) pay dividends, (ii) incur additional debt, (iii) create liens, (iv) make restricted payments, (v) sell assets and (vi) engage in mergers or acquisitions. Our failure to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations may be adversely affected by legislation as well as competition from other energy sources and new or advanced technology.

Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There are significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability.

In addition, federal, state, local and/or foreign governments may enact legislation or regulations that attempt to control or limit GHGs such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates, or impose costs or restrictions on end users of fuel. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG. Finally, the focus on climate change could also negatively impact the reputation of fuel products or services such as those we offer. The occurrence of any of the foregoing events could put upward pressure on the cost of fuel relative to other energy sources, increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.

Material disruptions in the availability or supply of fuel would adversely affect our business.

The success of a significant portion of our business depends on our ability to purchase, sell and coordinate delivery of fuel and fuel related services to our customers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

Current and future litigation could have a material adverse effect on our business and results of operations.

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

Fluctuations in foreign exchange rates could materially affect our financial condition and results of operations.

The majority of our business transactions are denominated in U.S. dollars. In certain markets, however, payments to some of our fuel suppliers and from some of our customers are denominated in local currency. We also have certain liabilities, primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. Although we generally use hedging strategies to manage and minimize the impact of foreign currency exchange risk when available, these hedges may be costly and at any given time, only a portion of this risk may be hedged.  Accordingly, our exposure to this risk may be substantial and fluctuations in foreign exchange rates could adversely affect our profitability.

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

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to reenter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing in order to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

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

Current and proposed derivatives legislation and rulemaking could have a material adverse effect on our business.

The Dodd Frank Wall Street Transparency and Accountability Act of 2010 (the “Act”) provides for federal regulation of the over the counter derivative markets both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC broad authority to regulate such markets and its participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The CFTC and the SEC are continuing to consider, finalize and implement rules governing, among other things, where swaps are transacted (on exchange versus off exchange); how they are transacted (cleared versus uncleared; margined versus unmargined); the differing responsibilities of those who participate in over the counter derivatives (end users, swap dealers, major swap participants); and the application of cross border rules in the global derivatives markets. Further, regulations setting limits on the size of a party’s derivative positions in major energy markets were adopted by the CFTC but vacated after a successful challenge in federal court. In November 2013, the CFTC re-proposed new position limits rules, which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions.  Such rules have not been finalized, and we cannot currently predict whether or when the re-proposed rules will be adopted or the effect of the final rules, if any, on our businesses. Furthermore, certain of the other requirements under the Act have taken effect and other regulations that could have a significant impact on us are expected to be finalized in the near future.

In addition, various foreign jurisdictions have adopted or are in the process of adopting legislation regulating the use of derivatives, including Singapore and Europe, where we currently conduct certain derivatives related activities.

As regulations are finalized, adopted and implemented, we continue to evaluate how legislation will impact our ability to conduct our business. In particular, the Act and any new (or newly implemented) regulations and international legislation could significantly increase the cost of our derivative contracts (including through requirements to post collateral, which could adversely affect our cash flows and liquidity, or subject us directly or indirectly to reporting requirements), materially alter the terms of our derivative contracts, reduce our ability to offer derivative and other price management products to our customers, reduce the demand for our price risk management services, reduce the availability of derivatives to protect against risks we encounter, increase price volatility in commodities we buy and sell (and derivatives related to those commodities), affect cash flow and liquidity due to margin calls, reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If the increased cost of derivative contracts is significant or we reduce or limit our derivatives activities as a result of any such legislation or rules, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our principal properties, the majority of which are leased, as of February 5, 2015. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2015 in any material respect.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021
3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018
62 Buckingham Gate London, UK SW1E 6AJ	Administrative, operations and sales office for aviation, marine and land segments	June 2023
Kingfisher House North Park Gatwick Road Crawley, West Sussex, UK RH102XN	Administrative, operations and sales office for aviation and land segments	September 2015
238A Thompson Road #17‑03 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	December 2015
Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017
Av. Rio Branco 181/3602 – Parte, Centro Rio de Janeiro, Brazil 20040 007	Administrative, operations and sales office for aviation, marine and land segments	December 2016
Calle Francisco Sarabia No. 34 B Colonia Penon de los Banos Delegación Venustiano Carranza C.P. 15520, Mexico D.F.	Administrative, operations and sales office for aviation segment	Month-to-month
Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	March 2018
555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224, USA	Administrative, operations and sales office for land segment	January 2017
605 North Highway 169, Suite 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2018
One Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	December 2015
Virkelyst 10 DK‑9400 Nr. Sundby, Denmark	Administrative, operations and sales office for aviation and land segments	August 2015
6000 Metcalf Ln Shawnee Mission, KS 66202, USA	Administrative, operations and sales office for land segment	April 2017
8650 College Blvd Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, marine and land segments	August 2017
Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned
300 Flint Ridge Road Webster, Texas 77598	Administrative, operations and sales office for aviation segment	Owned

Item 3. Legal Proceedings

Lac‑Mégantic, Quebec

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

The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the “ME District Court”), where MMA’s bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases.  The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals.  On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.  On November 11, 2014, the Bankruptcy Trustee and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions.  We and other parties opposed this motion which is currently pending before the court.  We believe the plaintiffs’ claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

On January 30, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  On May 29, 2014, we and our named subsidiaries filed an answer to the Trustee’s complaint.  In the quarter ended December 31, 2014, the Trustee moved for, and was granted, leave to file an amended complaint in the adversary proceeding naming CPR and Irving Oil Limited as defendants.  We believe these claims against us and certain of our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

The Trustee and the Monitor are continuing to explore a potential global settlement of all third party claims arising out of the incident.  The Monitor has represented in court filings that those discussions resulted in firm commitments from certain third parties of settlement funds totaling approximately C$200.0 million ($170.0 million).  The Trustee and the Monitor continue to discuss global settlement with various other parties, including us.

In addition to these proceedings, we have received demands for defense and/or indemnification from certain tank car lessors pursuant to our lease agreements with such parties. In connection with these demands, three of our tank car lessors have filed actions against us seeking a declaratory judgment on their indemnification claims and reimbursement for the value of certain leased tank cars that were lost or destroyed in the derailment.  Specifically, on July 28, 2014, The CIT Group/Equipment Financing, Inc. and CIT Group Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging breach of contract and seeking declaratory relief and economic damages, as well as costs. On September 19, 2014, we filed a motion to dismiss certain counts of the complaint, which has not yet been ruled on by the court.  On October 10, 2014, CIT filed a motion for partial summary judgment, which motion is currently pending before the court.  Furthermore, on September 5, 2014, General Electric Railcar Services Corporation (“GE”) filed a complaint against us in the United States District Court for the Southern District of Florida alleging breach of contract and seeking declaratory relief and economic damages, as well as costs.  On December 5, 2014, GE amended its complaint and on December 22, 2014, we filed a motion to dismiss certain counts of the amended complaint, which the court has not yet decided.  Finally, on November 11, 2014, SMBC Rail Services (“SMBC”) filed a complaint against us in the Northern District of Texas alleging breach of contract and seeking declaratory relief and economic damages, costs, and injunctive relief prohibiting us from entering into any settlement agreement that would impair the obligations owed to SMBC under the lease agreement.  On November 18, 2014, SMBC filed a motion for a preliminary injunction that sought to prohibit us from continuing settlement negotiations with the Trustee, the Monitor or other parties.  We filed an opposition to the preliminary injunction on December 2, 2014, and a motion to dismiss certain counts of the complaint the following day.  On December 29, 2014, the court denied SMBC’s motion for a preliminary injunction.  The court has not yet ruled on our motion to dismiss.  We believe these claims against us are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In December 2014, we sold our 50% interest in DPM and DPTS to certain subsidiaries of DAKP, our partner in the joint ventures.   In connection with the sale transaction, we agreed to indemnify DAKP and certain of its affiliates, including DPM and DPTS, for third party claims for bodily injury or property damage arising from the derailment.  Pursuant to the agreement, we will control the defense of DAKP and the joint ventures for claims associated with the derailment.  In addition, DAKP assigned to us all recoveries from third parties and under applicable insurance policies held by DAKP and the joint ventures for claims arising out of the derailment. Finally, DAKP also agreed to indemnify us for certain costs and expenses arising out of the derailment up to $10.0 million.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business operations including, but not limited to: (i) commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, (ii) environmental claims, (iii) bankruptcy preference claims and (iv) tax and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 31, 2014, the closing price of our stock on the NYSE was $46.93. The following table sets forth, for each quarter in 2014 and 2013, the high and low closing sales prices of our common stock as reported by the NYSE.

		Price
	High	Low
2014
First quarter	$45.66		$41.40
Second quarter	49.23		42.75
Third quarter	49.24		39.92
Fourth quarter	48.21		36.87

2013
First quarter	$45.11		$37.84
Second quarter	41.88		37.03
Third quarter	41.62		35.00
Fourth quarter	43.21		36.79

As of February 5, 2015, there were 351 shareholders of record of our common stock.

Cash Dividends

The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2014 and 2013.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2014
First quarter	$0.0375	March 7, 2014	March 21, 2014	April 4, 2014
Second quarter	0.0375	May 29, 2014	June 20, 2014	July 11, 2014
Third quarter	0.0375	September 3, 2014	September 19, 2014	October 10, 2014
Fourth quarter	0.0375	November 21, 2014	December 19, 2014	January 9, 2015

2013
First quarter	$0.0375	March 8, 2013	March 22, 2013	April 5, 2013
Second quarter	0.0375	May 31, 2013	June 21, 2013	July 5, 2013
Third quarter	0.0375	August 23, 2013	September 20, 2013	October 4, 2013
Fourth quarter	0.0375	November 26, 2013	December 13, 2013	January 3, 2014

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

Stock Performance

This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2009 through December 31, 2014. The cumulative return includes reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Russell Investment Group. All rights reserved.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding restricted stock units (“RSUs”) and stock‑settled stock appreciation rights (“SSAR Awards”) under our equity compensation plan (which was approved by our shareholders) and available for future issuance under our equity compensation plan as of December 31, 2014 (in thousands, except weighted average price data):

(c) Number of securities
	(a) Maximum number of			remaining available
	securities to be issued			for future issuance under
	upon exercise of	(b) Weighted average		equity compensation plan
	outstanding	exercise price of outstanding		(excluding securities
Plan name or description	RSUs and SSAR Awards	SSAR Awards		reflected in column (a))
2006 Omnibus Plan (amended and restated)	1,017	$9.14	(1)	3,263

 (1) Calculated without taking into account shares of common stock subject to the RSUs reported in column (a) and that will become issuable following vesting of such RSUs without any cash consideration or other payment required.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2014 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs (2)
10/1/14-10/31/14	—	$—	—	$55,000
11/1/14-11/30/14	9	44.21	—	55,000
12/1/14-12/31/14	—	—	—	55,000
Total	9	$44.21	—	$55,000

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In May 2014, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $65.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of December 31, 2014, $55.0 million in common stock remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2014, see the corresponding Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this 2014 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted (“GAAP”) in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except earnings and dividends per share data)

	For the Year ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Revenue	$43,386,389	$41,561,947	$38,945,338	$34,622,854	$19,131,147
Cost of revenue	42,572,767	40,809,189	38,271,891	33,987,851	18,689,006
Gross profit	813,622	752,758	673,447	635,003	442,141
Operating expenses (6)	544,474	488,400	416,424	378,031	261,275
Income from operations	269,148	264,358	257,023	256,972	180,866
Non-operating income (expenses), net (7)	403	(17,693)	(17,428)	(18,769)	(3,336)
Income before income taxes	269,551	246,665	239,595	238,203	177,530
Provision for income taxes	51,144	39,505	38,244	39,001	31,027
Net income including noncontrolling interest	218,407	207,160	201,351	199,202	146,503
Net (loss) income attributable to noncontrolling interest	(3,340)	4,085	12,006	5,173	(362)
Net income attributable to World Fuel (7)	$221,747	$203,075	$189,345	$194,029	$146,865
Basic earnings per common share (7)	$3.13	$2.85	$2.66	$2.74	$2.36
Basic weighted average common shares	70,750	71,224	71,154	70,687	62,168
Diluted earnings per common share (7)	$3.11	$2.83	$2.64	$2.71	$2.31
Diluted weighted average common shares	71,323	71,800	71,817	71,510	63,441
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Cash, cash equivalents and short-term investments	$302,264	$292,061	$172,740	$205,415	$272,893
Accounts receivable, net	2,307,852	2,538,642	2,193,866	2,160,561	1,386,700
Total current assets	3,674,843	3,815,501	3,281,377	3,122,227	2,067,867
Total assets	4,879,980	4,739,277	4,107,751	3,697,246	2,566,450
Total current liabilities	2,241,354	2,514,515	2,149,298	2,026,142	1,358,484
Total long-term liabilities	773,745	545,868	416,829	324,386	81,402
Total equity (8)	1,864,881	1,678,894	1,541,624	1,346,718	1,126,564
(1)

In 2014, we acquired i) all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) on March 7th, ii) all of the outstanding stock of Colt International, L.L.C. (“Colt”) on July 29th, and iii) completed three additional acquisitions which were not material, individually or in the aggregate.  The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)

In 2013, we completed three acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(3)

In 2012, we acquired i) certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the “CarterEnergy business”) on September 1st, ii) certain assets of Multi Service Corporation, including the assets comprising its transaction management business, and all of the outstanding stock of its foreign subsidiaries (the “Multi Service business”) on December 31st and iii) completed three additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(4)

In 2011, we acquired i) all of the outstanding stock of Nordic Camp Supply ApS and certain affiliates (“NCS”) and ii) all of the outstanding stock of Ascent Aviation Group, Inc. (“Ascent”) on March 1st and April 1st, respectively, and iii) completed six additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(5)

In 2010, we acquired i) certain assets of Lakeside Oil Company, Inc., including the assets comprising its wholesale motor fuel distribution business (the “Lakeside business”) on July 1st, ii) all of the outstanding stock of Western Petroleum Company (“Western”) on October 1st, iii) all of the outstanding stock of The Hiller Group Incorporated, Air Petro Corp. and all of the outstanding membership interests of HG Equipment, LLC and AHT Services, LLC (collectively, “Hiller”) on December 31st and iv) completed two additional acquisitions which were not material individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(6)

Included in operating expenses are total non‑cash compensation costs associated with share‑based payment awards of $15.8 million for 2014, $16.7 million for 2013, $14.1 million for 2012, $11.0 million for 2011 and $10.1 million for 2010 and intangible amortization expense of $29.1 million for 2014, $22.4 million for 2013, $18.1 million for 2012, $25.0 million for 2011 and $9.8 million for 2010.

(7)

Included in non-operating income (expenses), net for 2014 is a gain of $18.1 million related to the sale of our crude oil joint venture interests.  The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

(8)

In 2014, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million pursuant to the Repurchase Program.  In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program. In 2010, we completed a public offering of 9,200,000 shares of our common stock and received net proceeds of $218.8 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 – Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2014 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ significantly from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors.”

Overview

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers and we engage in crude oil marketing activities.  In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

Reportable Segments

We have three reportable operating segments: aviation, marine and land. Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

The financial position, results of operations and cash flows of (i) Watson Petroleum have been included in our land segment commencing on March 7, 2014, its acquisition date and (ii) Colt have been included in our aviation segment commencing on July 29, 2014, its acquisition date.

Selected financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 2014 10‑K Report.

Results of Operations

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of this 2014 10‑K Report.

2014 compared to 2013

Revenue.  Our revenue for 2014 was $43.4 billion, an increase of $1.8 billion, or 4.4%, as compared to 2013. Our revenue during these periods was attributable to the following segments (in thousands):

	2014	2013	$ Change
Aviation segment	$17,268,834	$16,087,611	$1,181,223
Marine segment	13,843,307	14,790,342	(947,035)
Land segment	12,274,248	10,683,994	1,590,254
Total	$43,386,389	$41,561,947	$1,824,442

Our aviation segment revenue for 2014 was $17.3 billion, an increase of $1.2 billion, or 7.3% as compared to 2013. Of the increase in aviation segment revenue, $2.5 billion was due to increased volume attributable to new and existing customers, which was partially offset by $1.3 billion due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in 2014 as compared to 2013.

Our marine segment revenue for 2014 was $13.8 billion, a decrease of $0.9 billion, or 6.4% as compared to 2013. Of the decrease in marine segment revenue, $0.5 billion was due to decreased volume and $0.4 billion was due to a decrease in the average price per metric ton sold in 2014 as compared to 2013.

Our land segment revenue for 2014 was $12.3 billion, an increase of $1.6 billion, or 14.9%, as compared to 2013. Of the increase in land segment revenue, $2.1 billion was due to revenue from acquired businesses and $0.6 billion was due to increased volume attributable to new and existing customers, which was partially offset by $1.1 billion due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in 2014 as compared to 2013.

Gross Profit.  Our gross profit for 2014 was $813.6 million, an increase of $60.9 million, or 8.1%, as compared to 2013. Our gross profit during these periods was attributable to the following segments (in thousands):

	2014	2013	$ Change
Aviation segment	$321,596	$327,178	$(5,582)
Marine segment	205,612	177,052	28,560
Land segment	286,414	248,528	37,886
Total	$813,622	$752,758	$60,864

Our aviation segment gross profit for 2014 was $321.6 million, a decrease of $5.6 million, or 1.7%, as compared to 2013. Of the decrease in aviation segment gross profit, $67.4 million was due to lower gross profit per gallon sold principally due to changes in customer mix. This decrease was partially offset by an increase of $49.4 million due to increased volume attributable to new and existing customers and $12.4 million due to gross profit from acquired businesses.

Our marine segment gross profit for 2014 was $205.6 million, an increase of $28.6 million, or 16.1%, as compared to 2013. Of the increase in marine segment gross profit, $35.0 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity, which was partially offset by $6.4 million due to decreased volume.

Our land segment gross profit for 2014 was $286.4 million, an increase of $37.9 million, or 15.2%, as compared to 2013. Of the increase in land segment gross profit, $51.2 million was due to gross profit from acquired businesses and $13.6 million was due to increased volume attributable to new and existing customers.  This increase was partially offset by $17.0 million in lower gross profit per gallon sold principally due to fluctuations in customer mix. Additionally, our crude oil transloading joint venture, which was deconsolidated effective December 31, 2013, generated $9.9 million in gross profit in 2013 and is not included in our land segment gross profit in 2014.

Operating Expenses.  Total operating expenses for 2014 were $544.5 million, an increase of $56.1 million, or 11.5%, as compared to 2013. The following table sets forth our expense categories (in thousands):

	2014	2013	$ Change
Compensation and employee benefits	$319,842	$288,021	$31,821
Provision for bad debt	3,757	11,745	(7,988)
General and administrative	220,875	188,634	32,241
Total	$544,474	$488,400	$56,074

The $31.8 million increase in compensation and employee benefits was principally due to the inclusion of $27.3 million of expenses from acquired businesses and an executive non-renewal charge of $4.8 million related to the non-renewal of the employment agreement of our former Executive Chairman of the Board of Directors. The $8.0 million decrease in provision for bad debt was primarily due to an overall decrease in accounts receivable balances throughout the second half of the year as a result of declining world oil prices.  The $32.2 million increase in general and administrative expenses was due to the inclusion of $24.6 million in expenses from acquired businesses and acquisition related expenses and $7.6 million principally due to increased professional fees and general insurance expenses.

Income from Operations.  Our income from operations for 2014 was $269.1 million, an increase of $4.8 million, or 1.8%, as compared to 2013. Income from operations during these periods was attributable to the following segments (in thousands):

	2014	2013	$ Change
Aviation segment	$142,303	$150,886	$(8,583)
Marine segment	90,029	73,770	16,259
Land segment	90,335	84,767	5,568
	322,667	309,423	13,244
Corporate overhead – unallocated	53,519	45,065	8,454
Total	$269,148	$264,358	$4,790

Our aviation segment income from operations for 2014 was $142.3 million, a decrease of $8.6 million, or 5.7%, as compared to 2013. This decrease resulted from $5.6 million in lower gross profit and a $3.0 million increase in operating expenses.  Of the increase in aviation segment operating expenses, $9.6 million was due to the inclusion of acquired businesses, which was partially offset by a decrease of $6.6 million principally due to compensation and employee benefits.

Our marine segment income from operations for 2014 was $90.0 million, an increase of $16.3 million, or 22.0%, as compared to 2013. This increase resulted from $28.6 million in higher gross profit, which was partially offset by an increase of $12.3 million in operating expenses.  The increase in marine segment operating expenses was principally due to compensation and employee benefits.

Our land segment income from operations for 2014 was $90.3 million, an increase of $5.6 million, or 6.6%, as compared to 2013. This increase resulted from $37.9 million in higher gross profit which was partially offset by an increase of $32.3 million in operating expenses. Of the increase in land segment operating expenses, $40.0 million was due to the inclusion of acquired businesses, which was partially offset by a decrease of $7.7 million principally due to compensation and employee benefits and provision for bad debt.

Corporate overhead costs not charged to the business segments for 2014 were $53.5 million, an increase of $8.5 million, or 18.8%, as compared to 2013. This increase was primarily attributable to the $4.8 million executive non-renewal charge and $3.8 million in increased professional fees.

Non-Operating Income (Expenses), net.    For 2014, we had non-operating income, net of $0.4 million, as compared to non-operating expenses, net of $17.7 million in 2013. This $18.1 million change was due to an $18.1 million gain on the sale of our crude oil joint venture interests in December 2014.  Also impacting the change was a $8.0 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in 2014 as compared to 2013, offset by a $5.4 million increase in earnings from our equity investments and a $2.6 million decrease in other non-operating expenses.  The increase in earnings from our equity investments is principally related to the 2013 deconsolidation of our crude oil transloading joint venture effective December 31, 2013, which thereafter was accounted for under the equity method until its sale in December 2014.

Income Taxes.    For 2014, our effective income tax rate was 19.0% and our income tax provision was $51.1 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $39.5 million for 2013.  The higher effective income tax rate is primarily attributable to differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and a U.S. gain on the sale of the crude oil joint venture interests as compared to 2013.  Without the gain on the sale of the crude oil joint venture interests, for 2014, our effective income tax rate would have been 17.7%.

Net (Loss) Income Attributable to Noncontrolling Interest.  For 2014, net loss attributable to noncontrolling interest was $3.3 million as compared to net income attributable to noncontrolling interest of $4.1 million for 2013.  This $7.4 million change is primarily related to the deconsolidation of our crude oil transloading joint venture effective December 31, 2013.  Prior to the deconsolidation of this joint venture, its results were included in our results of operations and we recorded net income attributable to noncontrolling interest.

Net Income and Diluted Earnings per Common Share.  Our net income for 2014 was $221.7 million, an increase of $18.7 million, or 9.2%, as compared to 2013. Diluted earnings per common share for 2014 was $3.11 per common share, an increase of $0.28 per common share, or 9.9% as compared to 2013.

Non‑GAAP Net Income and Non‑GAAP Diluted Earnings per Common Share.  Our non‑GAAP net income for 2014 was $249.1 million, an increase of $18.6 million, or 8.1%, as compared to 2013. Non‑GAAP diluted earnings per common share for 2014 was $3.49 per common share, an increase of $0.27 per common share, or 8.4%, as compared to 2013. The following table sets forth the reconciliation between our net income and non‑GAAP net income for 2014 and 2013 (in thousands):

	2014	2013
Net income attributable to World Fuel	$221,747	$203,075
Share-based compensation expense, net of income taxes of $4,661 and $5,534 for 2014 and 2013, respectively	9,942	11,182
Intangible asset amortization expense, net of income taxes of $6,694 and $8,128 for 2014 and 2013, respectively	22,401	14,448
Expenses related to acquisitions, net of income taxes of $232 for 2014	1,894	1,822
Gain on the sale of the crude oil joint venture interests (net of certain related operating expenses), net of income taxes of $6,185	(9,879)	—
Executive non-renewal charge, net of income taxes of $1,757	2,994	—
Non-GAAP net income attributable to World Fuel	$249,099	$230,527

The following table sets forth the reconciliation between our diluted earnings per common share and our non‑GAAP diluted earnings per common share for 2014 and 2013:

	2014	2013
Diluted earnings per common share	$3.11	$2.83
Share-based compensation expense, net of income taxes	0.14	0.16
Intangible asset amortization expense, net of income taxes	0.31	0.20
Expenses related to acquisitions, net of income taxes	0.03	0.03
Gain on the sale of the crude oil joint venture interests (net of certain related operating expenses), net of income taxes	(0.14)	—
Executive non-renewal charge, net of income taxes	0.04	—
Non-GAAP diluted earnings per common share	$3.49	$3.22

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, expenses related to acquisitions, the gain on the sale of the crude oil joint venture interests (net of certain related operating expenses) and the executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to acquisitions, the gain on the sale of the crude oil joint venture interests (net of certain related operating) expenses and the executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

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

Non‑Operating Income (Expenses), net.  For 2013, we had non‑operating expenses, net of $17.7 million, an increase of $0.3 million, or 1.5%, as compared to 2012.

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

Net (Loss) Income Attributable to Noncontrolling Interest.  For 2013, net income attributable to noncontrolling interest was $4.1 million, a decrease of $7.9 million, or 66.0%, as compared to 2012. The decrease was principally due to the results of our crude oil marketing joint venture.

Net Income and Diluted Earnings per Common Share.  Our net income for 2013 was $203.1 million, an increase of $13.7 million, or 7.3%, as compared to 2012. Diluted earnings per common share for 2013 was $2.83 per common share, an increase of $0.19 per common share, or 7.2% as compared to 2012.

Non‑GAAP Net Income and Non‑GAAP Diluted Earnings per Common Share.  Our non‑GAAP net income for 2013 was $230.5 million, an increase of $14.6 million, or 6.8%, as compared to 2012. Non‑GAAP diluted earnings per common share for 2013 was $3.22 per common share, an increase of $0.21 per common share, or 7.0%, as compared to 2012. The following table sets forth the reconciliation between our net income and non‑GAAP net income for 2013 and 2012 (in thousands):

	2013	2012
Net income attributable to World Fuel	$203,075	$189,345
Share-based compensation expense, net of income taxes of $5,534 and $4,442 for 2013 and 2012, respectively	11,182	9,637
Intangible asset amortization expense, net of income taxes of $8,128 and $4,090 for 2013 and 2012, respectively	14,448	14,037
Expenses related to acquisitions, net of income taxes of $1,574 for 2012	1,822	2,924
Non-GAAP net income attributable to World Fuel	$230,527	$215,943

The following table sets forth the reconciliation between our diluted earnings per common share and our non‑GAAP diluted earnings per common share for 2013 and 2012:

	2013	2012
Diluted earnings per common share	$2.83	$2.64
Share-based compensation expense, net of income taxes	0.16	0.13
Intangible asset amortization expense, net of income taxes	0.20	0.20
Expenses related to acquisitions, net of income taxes	0.03	0.04
Non-GAAP diluted earnings per common share	$3.22	$3.01

The non‑GAAP financial measures exclude costs associated with share based compensation, amortization of acquired intangible assets and expenses related to acquisitions primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share‑based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, as well as expenses related to acquisitions, are useful for purposes of evaluating operating performance of our core operating results and comparing them period‑over‑ period. We believe that these non‑GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non‑GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non‑GAAP net income and non‑GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non‑GAAP diluted earnings per common share is computed by dividing non‑GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non‑GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for 2014, 2013 and 2012. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2014	2013	2012
Net cash provided by operating activities	$141,160	$264,302	$145,791
Net cash used in investing activities	(297,087)	(174,560)	(246,622)
Net cash provided by financing activities	169,515	29,509	66,858

2014 compared to 2013

Operating Activities.  For 2014, net cash provided by operating activities was $141.2 million as compared to $264.3 million for 2013. The $123.1 million decrease in operating cash flows was primarily due to unfavorable year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities.  For 2014, net cash used in investing activities was $297.1 million as compared to $174.6 million for 2013. The $122.5 million increase in cash used in investing activities was principally due to an increase in the cash used for the acquisition of businesses in 2014 as compared to 2013.

Financing Activities.  For 2014, net cash provided by financing activities was $169.5 million as compared to $29.5 million for 2013. The $140.0 million increase in cash provided by financing activities was principally due to increased net borrowings under our Credit Facility in 2014 as compared to 2013.

2013 compared to 2012

Operating Activities.  For 2013, net cash provided by operating activities was $264.3 million as compared to $145.8 million for 2012. The $118.5 million increase in operating cash flows was principally due to favorable year‑over‑year changes in assets and liabilities, net of acquisitions.

Investing Activities.  For 2013, net cash used in investing activities was $174.6 million as compared to $246.6 million for 2012. The $72.0 million decrease in cash used in investing activities was principally due to a $140.8 million reduction in cash used for acquisitions and other investments in 2013 as compared to 2012, which was partially offset by a $54.3 million increase in capital expenditures for the upgrade and expansion of certain inventory storage and crude oil transloading joint venture facilities in 2013.

Financing Activities.  For 2013, net cash provided by financing activities was $29.5 million as compared to $66.9 million for 2012. The $37.4 million decrease in cash provided by financing activities was principally due to purchases of common stock of $35.0 million.

Other Liquidity Measures

Cash and Cash Equivalents.  As of December 31, 2014 and 2013, we had cash and cash equivalents of $302.3 million and $292.1 million, respectively. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.    On January 30, 2015, we amended our Credit Facility to, among other things, increase the maximum availability under the Credit Facility from $1.10 billion to $1.26 billion and added a new $100.0 million term loan facility to our existing Term Loans, for a total amount outstanding of $341.3 million. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $420.0 million and $200.0 million as of December 31, 2014 and 2013, respectively. Our issued letters of credit under the Credit Facility totaled $14.8 million and $7.4 million as of December 31, 2014 and 2013, respectively.  We also had $241.3 million and $242.5 million in Term Loans outstanding as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the unused portion of our Credit Facility was $665.2 million and $892.6 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2014, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2014 and 2013, our outstanding letters of credit and bank guarantees under these credit lines totaled $211.4 million and $150.6 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $375.0 million of our accounts receivable. As of December 31, 2014, we had sold accounts receivable of $171.1 million under the RPAs.

Short‑Term Debt.  As of December 31, 2014, our short‑term debt of $17.9 million represents the current maturities (within the next twelve months) of certain promissory notes related to acquisitions, capital lease obligations and Term Loan borrowings.

We believe that our cash and cash equivalents as of December 31, 2014 (of which $93.6 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off‑Balance Sheet Arrangements

Our significant contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see Notes 6 and 7 in the notes to the consolidated financial statements in Item 15 of this 2014 10‑K Report.

Contractual Obligations

As of December 31, 2014, our contractual obligations were as follows (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$761,378	$36,776	$75,342	$648,843	$417
Operating lease obligations	159,300	37,766	54,739	30,237	36,558
Employment agreement obligations	10,355	5,815	2,290	2,250	—
Derivatives obligations	42,035	17,598	24,437	—	—
Purchase commitment obligations	56,636	52,778	3,858	—	—
Other obligations	13,575	6,819	6,150	450	156
Total	$1,043,279	$157,552	$166,816	$681,780	$37,131

Debt and Interest Obligations.  These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.

Other Obligations.  These obligations primarily consist of deferred compensation arrangements.

Unrecognized Income Tax Liabilities.  As of December 31, 2014, our liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $33.0 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off‑Balance Sheet Arrangements

Letters of Credit and Bank Guarantees.  In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2014, we had issued letters of credit and bank guarantees totaling $226.2 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Surety Bonds.  In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2014, we had $38.7 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2014 10‑K Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share‑based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2014 10‑K Report.

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

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2014 10‑K Report.

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

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year‑end (or more frequently under certain circumstances) for impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting units, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) earnings quality/sustainability, (iv) overall financial performance, (v) events affecting a reporting unit, (vi) share price and (vii) recent fair value calculation for our reporting units, if available. After assessing the above described events and circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the first step of quantitative testing for goodwill impairment.

Periodically, we will perform the first step of quantitative testing for goodwill impairment in lieu of performing a qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value. We estimate the fair value of a reporting unit using  a discounted cash flow valuation methodology.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non‑compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment and appropriate remaining useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third‑party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on‑hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Revenue from fuel‑related services is recognized when services are performed, the sales price is fixed or determinable and collectability is reasonably assured. We record the sale of fuel‑related services on a gross basis as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

Share‑Based Payment Awards

We account for share‑based payment awards on a fair value basis. Under fair value accounting, the grant‑date fair value of the share‑based payment award is amortized as compensation expense, on a straight‑line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share‑based payment awards is reduced by an expected forfeiture amount on the outstanding share‑based payment awards.

The estimated fair value of stock awards, such as restricted stock and RSUs is based on the grant‑date market value of our common stock, as defined in the respective plans under which the awards were granted. To determine the estimated fair value of SSAR Awards, we use the Black‑Scholes option pricing model. The estimation of the fair value of SSAR Awards on the date of grant using an option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk‑free interest rates and expected dividends. The expected term of SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post‑vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non‑recurring events that would not be expected in the future. Risk‑free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

Cash flows from income tax benefits resulting from income tax deductions in excess of the compensation cost recognized for share‑based payment awards (excess income tax benefits) are classified as financing cash flows. These excess income tax benefits are credited to capital in excess of par value.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this 2014 10‑K Report.

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

As of December 31, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark‑to‑market amount):

						Weighted
					Weighted	Average
					Average	Mark-to-	Fair
	Settlement				Fixed	Market	Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Price	Amount	Amount
Fair Value Hedge	2015	Commodity contracts for inventory hedging (long)	305	BBL	$74.110	$(3.203)	$(977)
	2015	Commodity contracts for inventory hedging (short)	4,977	BBL	77.510	4.599	22,889
							$21,912

Non-Designated	2015	Commodity contracts (long)	34,192	BBL	$62.693	$(15.594)	$(533,192)
	2015	Commodity contracts (short)	27,013	BBL	83.370	20.735	560,114
	2016	Commodity contracts (long)	1,131	BBL	89.989	(23.195)	(26,234)
	2016	Commodity contracts (short)	722	BBL	85.497	17.734	12,804
	2017	Commodity contracts (long)	92	BBL	46.463	(6.696)	(616)
	2017	Commodity contracts (short)	109	BBL	54.430	7.743	844
	2018	Commodity contracts (long)	1	BBL	25.922	(4.000)	(4)
	2018	Commodity contracts (short)	11	BBL	83.997	21.636	238
	2015	Foreign currency contracts	28,783	AUD	0.850	0.005	158
	2015	Foreign currency contracts	471	BRL	2.580	(0.013)	(6)
	2015	Foreign currency contracts	61,577	CAD	1.140	0.020	1,215
	2015	Foreign currency contracts	112	CHF	0.960	0.036	4
	2015	Foreign currency contracts	4,764,256	CLP	602.490	0.000	27
	2015	Foreign currency contracts	31,884,747	COP	2,174.000	0.000	408
	2015	Foreign currency contracts	126,778	DKK	5.950	0.001	64
	2015	Foreign currency contracts	77,278	EUR	1.250	0.019	1,464
	2015	Foreign currency contracts	208,786	GBP	1.610	0.023	4,903
	2015	Foreign currency contracts	135,879	INR	63.040	0.000	24
	2015	Foreign currency contracts	1,390,740	JPY	113.080	0.000	295
	2015	Foreign currency contracts	2,382,533	MXN	13.920	(0.000)	(321)
	2015	Foreign currency contracts	214,957	NOK	6.720	0.001	253
	2015	Foreign currency contracts	7,912	PLN	3.400	0.016	125
	2015	Foreign currency contracts	32,891	RON	3.570	0.014	452
	2015	Foreign currency contracts	46,921	SGD	1.300	0.004	176
	2015	Foreign currency contracts	78,298	ZAR	11.310	0.001	41
	2016	Foreign currency contracts	8,325	GBP	1.620	0.055	459
	2017	Foreign currency contracts	1,400	GBP	1.610	0.033	46
							$23,741

Interest Rate

Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2014, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. As of December 31, 2014, we had outstanding borrowings under our Credit Facility totaling $420.0 million and $241.3 million in Term Loans. As of December 31, 2014, the aggregate outstanding balance of our promissory notes issued in connection with our acquisitions was $12.6 million, which bear interest at annual rates of approximately 1.2%.  Our remaining outstanding debt of $15.9 million as of December 31, 2014 primarily relates to capital leases and loans payable to noncontrolling shareholders of a consolidated subsidiary, which bear interest at annual rates ranging from 2.2% to 6.3%. The weighted average interest rate on our short‑term debt was 2.2% as of December 31, 2014. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $6.9 million change in interest expense during the next twelve months.

Foreign Currency

We analyzed our assets and liabilities denominated in currencies other than their respective functional currencies to identify consolidated currency exposures as of December 31, 2014, including derivatives utilized to hedge such exposures. For these assets and liabilities, we then assessed the effect of a hypothetical uniform 10% strengthening in the value of the U.S.

dollar relative to these other currencies. This analysis indicated that the effect on our income before income taxes would not be significant.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 2015, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2014 10‑K Report.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.  Management has excluded Watson Petroleum and Colt, (the ‘‘Excluded Businesses’’) from its assessment of internal control over financial reporting as of December 31, 2014, because the Excluded Businesses were acquired during 2014. The total assets, including goodwill and identifiable intangible assets, and total revenues of the Excluded Businesses represent approximately 10.4% and 4.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our website at http://www.wfscorp.com under “Investor Relations – Corporate Governance – Governance Documents.” We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.

The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2014.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2014 10‑K Report:
	(i)	Report of Independent Registered Certified Public Accounting Firm.	43
	(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013.	44
	(iii)	Consolidated Statements of Income and Comprehensive Income for 2014, 2013 and 2012.	45
	(iv)	Consolidated Statements of Shareholders’ Equity for 2014, 2013 and 2012.	46
	(v)	Consolidated Statements of Cash Flows for 2014, 2013 and 2012.	47
	(vi)	Notes to the Consolidated Financial Statements.	49
(a)(2)

Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2014 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
10.1

Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.2

Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Paul H. Stebbins (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.3

Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.4

Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.5

Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *

10.6

Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *

Exhibit No.	Description
10.7

Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.8

Amendment to Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.9	1993 Non‑Employee Directors Stock Option Plan, as amended and restated (incorporated by reference herein to Exhibit 4.1 to our Registration Statement on Form S‑8 filed on December 20, 2005). *
10.10	1996 Employee Stock Option Plan (incorporated by reference herein to Exhibit A to our Schedule 14A filed on June 25, 1998). *
10.11	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S‑8 filed on December 20, 2005). *
10.12	2006 Omnibus Plan (incorporated by reference herein to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2009. *
10.13	World Fuel Services Corporation 2013 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on June 4, 2013). *
10.14

Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011).  *

10.15

Form of Named Executive Officer Restricted Stock Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.16

Form of Stock‑Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8‑K filed on November 7, 2006). *

10.17

Form of Named Executive Officer Performance‑Based Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012 filed on November 1, 2012). *

10.18

Ira M. Birns Restricted Stock Unit Grant Agreement, dated March 15, 2010 (incorporated by reference herein to Exhibit 10.19 to our Annual Report on Form 10 K for the fiscal year ended December 31, 2011 filed on February 23, 2012). *

10.19

Amendment to March 15, 2010 Ira M. Birns Restricted Stock Unit Grant Agreement, dated February 3, 2011 (incorporated by reference herein to Exhibit 10.20 to our Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 filed on February 23, 2012). *

10.20

Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.21

Amendment to 2009, 2010 and 2011 Michael S. Clementi Restricted Stock Unit Grant Agreements, dated October 25, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2011 filed on November 1, 2011). *

Exhibit No.	Description
10.22

Form of Michael S. Clementi Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Quarterly Report on Form 10 Q for the quarter ended June 30, 2011 filed on August 2, 2011).*

10.23

Form of 2013 Non-Employee Director Restricted Stock Unit Award Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.25 to our Annual Report on Form 10 K for the fiscal year ended December 31, 2013 filed on February 14, 2014). *

10.24

Form of Stock Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8 K filed on November 7, 2006). *

10.25

Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8 K filed on October 11, 2013).*

10.26

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8 K filed on February 5, 2015).*

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Certified Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from World Fuel Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED CERTIFIED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of the Company’s 2014 Annual Report on Form 10-K, management has excluded Watson Petroleum and Colt from its assessment of internal control over financial reporting as of December 31, 2014 because these businesses were acquired in purchase business combinations during the year ended December 31, 2014. We have also excluded Watson Petroleum Limited (now known as WFL (UK) Limited) and Colt International, L.L.C. from our audit of internal control over financial reporting.  Watson Petroleum Limited (now known as WFL (UK) Limited) and Colt International, L.L.C. are both wholly-owned subsidiaries whose total assets and revenues represent approximately 10.4% and 4.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 12, 2015

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$302,264	$292,061
Accounts receivable, net	2,307,852	2,538,642
Inventories	437,566	655,046
Prepaid expenses	76,936	120,205
Short-term derivative assets, net	303,599	16,879
Other current assets	246,626	192,668
Total current assets	3,674,843	3,815,501
Property and equipment, net	202,716	129,685
Goodwill	656,078	483,591
Identifiable intangible and other non-current assets	346,343	310,500
Total assets	$4,879,980	$4,739,277
Liabilities:
Current liabilities:
Short-term debt	$17,914	$14,647
Accounts payable	1,850,134	2,210,427
Customer deposits	138,803	111,068
Accrued expenses and other current liabilities	234,503	178,373
Total current liabilities	2,241,354	2,514,515
Long-term debt	671,954	449,064
Non-current income tax liabilities, net	82,454	82,532
Other long-term liabilities	19,337	14,272
Total liabilities	3,015,099	3,060,383
Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 72,082 and 71,883 shares issued and outstanding as of December 31, 2014 and 2013, respectively	721	719
Capital in excess of par value	496,402	495,199
Retained earnings	1,418,450	1,207,299
Accumulated other comprehensive loss	(60,215)	(29,319)
Total World Fuel shareholders’ equity	1,855,358	1,673,898
Noncontrolling interest equity	9,523	4,996
Total equity	1,864,881	1,678,894
Total liabilities and equity	$4,879,980	$4,739,277

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In thousands, except earnings per share data)

	For the Year ended December 31,
	2014	2013	2012
Revenue	$43,386,389	$41,561,947	$38,945,338
Cost of revenue	42,572,767	40,809,189	38,271,891
Gross profit	813,622	752,758	673,447
Operating expenses:
Compensation and employee benefits	319,842	288,021	237,362
Provision for bad debt	3,757	11,745	4,790
General and administrative	220,875	188,634	174,272
	544,474	488,400	416,424
Income from operations	269,148	264,358	257,023
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(25,237)	(17,287)	(19,097)
Other income (expense), net	25,640	(406)	1,669
	403	(17,693)	(17,428)
Income before income taxes	269,551	246,665	239,595
Provision for income taxes	51,144	39,505	38,244
Net income including noncontrolling interest	218,407	207,160	201,351
Net (loss) income attributable to noncontrolling interest	(3,340)	4,085	12,006
Net income attributable to World Fuel	$221,747	$203,075	$189,345
Basic earnings per common share	$3.13	$2.85	$2.66
Basic weighted average common shares	70,750	71,224	71,154
Diluted earnings per common share	$3.11	$2.83	$2.64
Diluted weighted average common shares	71,323	71,800	71,817
Comprehensive income:
Net income including noncontrolling interest	$218,407	$207,160	$201,351
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30,896)	(13,189)	(9,606)
Cash flow hedges, net of income taxes of $36 for 2013 and 2012, respectively	—	(112)	112
	(30,896)	(13,301)	(9,494)
Comprehensive income including noncontrolling interest	187,511	193,859	191,857
Comprehensive (loss) income attributable to noncontrolling interest	(3,340)	4,085	12,006
Comprehensive income attributable to World Fuel	$190,851	$189,774	$179,851

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Capital		Accumulated	Total
			in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Equity
Balance as of December 31, 2011	71,154	$712	$502,551	$836,222	$(6,524)	$1,332,961	$13,757	$1,346,718
Net income	—	—	—	189,345	—	189,345	12,006	201,351
Cash dividends declared	—	—	—	(10,685)	—	(10,685)	—	(10,685)
Distribution of noncontrolling interest	—	—	—	—	—	—	(1,313)	(1,313)
Amortization of share-based payment awards	—	—	13,610	—	—	13,610	—	13,610
Issuance of common stock related to share-based payment awards including income tax benefit of $3,681	1,028	9	6,401	—	—	6,410	—	6,410
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(35)	—	(4,973)	—	—	(4,973)	—	(4,973)
Other comprehensive loss	—	—	—	—	(9,494)	(9,494)	—	(9,494)
Balance as of December 31, 2012	72,147	721	517,589	1,014,882	(16,018)	1,517,174	24,450	1,541,624
Net income	—	—	—	203,075	—	203,075	4,085	207,160
Cash dividends declared	—	—	—	(10,658)	—	(10,658)	—	(10,658)
Investment by noncontrolling interest	—	—	—	—	—	—	17,524	17,524
Distribution of noncontrolling interest	—	—	—	—	—	—	(15,489)	(15,489)
Deconsolidation of crude oil transloading joint venture	—	—	—	—	—	—	(25,574)	(25,574)
Amortization of share-based payment awards	—	—	16,075	—	—	16,075	—	16,075
Issuance of common stock related to share-based payment awards including income tax benefit of $3,301	678	7	3,294	—	—	3,301	—	3,301
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(16)	—	(6,768)	—	—	(6,768)	—	(6,768)
Purchases of common stock	(926)	(9)	(34,991)	—	—	(35,000)	—	(35,000)
Other comprehensive loss	—	—	—	—	(13,301)	(13,301)	—	(13,301)
Balance as of December 31, 2013	71,883	719	495,199	1,207,299	(29,319)	1,673,898	4,996	1,678,894
Net income (loss)	—	—	—	221,747	—	221,747	(3,340)	218,407
Cash dividends declared	—	—	—	(10,596)	—	(10,596)	—	(10,596)
Initial noncontrolling interest upon acquisition of businesses	—	—	—	—	—	—	19,448	19,448
Distribution of noncontrolling interest	—	—	—	—	—	—	(11,581)	(11,581)
Amortization of share-based payment awards	—	—	15,260	—	—	15,260	—	15,260
Issuance of common stock related to share-based payment awards including income tax benefit of $1,028	477	5	1,023	—	—	1,028	—	1,028
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(51)	(1)	(5,083)	—	—	(5,084)	—	(5,084)
Purchases of common stock	(227)	(2)	(9,997)	—	—	(9,999)	—	(9,999)
Other comprehensive loss	—	—	—	—	(30,896)	(30,896)	—	(30,896)
Balance as of December 31, 2014	72,082	$721	$496,402	$1,418,450	$(60,215)	$1,855,358	$9,523	$1,864,881

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interest	$218,407	$207,160	$201,351
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	59,399	44,710	36,714
Provision for bad debt	3,757	11,745	4,790
Gain on the sale of crude oil joint venture interests	(18,082)	—	—
Share-based payment award compensation costs	15,755	16,716	14,079
Deferred tax provision (benefit)	10,351	(8,243)	9,665
Extinguishment of liabilities	(5,250)	(8,538)	(11,199)
Other	(12,322)	2,065	(5,659)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	462,517	(328,969)	97,297
Inventories	232,258	(77,754)	(90,847)
Prepaid expenses	46,479	30,755	(51,155)
Short-term derivative assets, net	(265,779)	3,534	2,577
Other current assets	(30,200)	(22,591)	(3,517)
Cash collateral with financial counterparties	(288,049)	9,920	(11,059)
Other non-current assets	2,877	(19,638)	4,793
Accounts payable	(585,674)	385,482	(45,179)
Customer deposits	12,816	13,874	(6,513)
Accrued expenses and other current liabilities	266,534	(3,549)	1,795
Non-current income tax, net and other long-term liabilities	15,366	7,623	(2,142)
Total adjustments	(77,247)	57,142	(55,560)
Net cash provided by operating activities	141,160	264,302	145,791
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired and other investments	(273,649)	(76,954)	(217,782)
Capital expenditures	(50,153)	(82,716)	(28,454)
Escrow payment related to an assumed obligation of an acquired business	(21,724)	—	—
Proceeds from the sale of crude oil joint venture interests	43,000	—	—
Purchase of investments	(2,104)	(21,588)	—
Proceeds from the sale of short-term investments	—	21,588	—
Issuances of notes receivable	—	(7,969)	(787)
Repayment of notes receivable	7,543	—	401
Decrease in cash due to deconsolidation of crude oil transloading joint venture	—	(6,921)	—
Net cash used in investing activities	(297,087)	(174,560)	(246,622)
Cash flows from financing activities:
Borrowings of debt	5,757,254	4,556,618	4,050,500
Repayments of debt	(5,551,509)	(4,476,304)	(3,965,960)
Dividends paid on common stock	(10,595)	(10,679)	(10,685)
Investment by noncontrolling interest	—	17,519	—
Distribution of noncontrolling interest	(11,581)	(15,489)	(1,401)
Purchases of common stock	(9,999)	(35,000)	—
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1,028	3,301	3,681
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(5,083)	(6,768)	(4,973)
Other payments	—	(3,689)	(4,304)
Net cash provided by financing activities	169,515	29,509	66,858
Effect of exchange rate changes on cash and cash equivalents	(3,385)	70	1,298
Net increase (decrease) in cash and cash equivalents	10,203	119,321	(32,675)
Cash and cash equivalents, as of beginning of year	292,061	172,740	205,415
Cash and cash equivalents, as of end of year	$302,264	$292,061	$172,740

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(In thousands)

	For the Year ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$29,151	$19,131	$17,227
Income taxes	$40,785	$34,557	$26,529

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, were $2.6 million as of December 31, 2014 and December 31, 2013.

We had accrued capital expenditures totaling $3.4 million and $1.8 million as of December 31, 2014 and December 31, 2013, respectively, which were recorded in accounts payable.

In November 2014, we utilized £8.8 million ($13.8 million) of the £13.0 million ($21.7 million) escrow account balance for payment of assumed pension exit obligations. The escrow account balance will be used to pay the remaining assumed pension exit obligations and amounts due to the sellers.

In 2013, due to a change in the operational control of our crude oil transloading joint venture from us to our joint venture partner, we recorded a reduction of $44.2 million and $25.6 million in net assets and noncontrolling interest equity, respectively, and an increase of $25.6 million in other investments.  The aforementioned joint venture was subsequently sold in December 2014.  For more information on the sale, see “Other Investments” in Note 1.

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

In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2014	2013	2012
Assets acquired, net of cash	$610,963	$77,164	$366,230
Liabilities assumed	$314,785	$36,765	$151,816

In connection with our acquisitions, we issued promissory notes totaling $9.0 million, $3.0 million and $7.2 million in 2014, 2013 and 2012, respectively.

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

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value-added benefits, including single supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes.  In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, the U.S. and foreign governments, as well as other fuel suppliers. In our land segment, we offer fuel, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Additionally, we engage in crude oil marketing activities.  In addition, we offer transaction management services, which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

Acquisitions

2014 Acquisitions

On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom.  The estimated purchase price of Watson Petroleum was $173.9 million.

On July 29, 2014, we completed the acquisition of all of the outstanding stock of Colt International, L.L.C. (“Colt”) a leading provider of contract fuel and international trip planning services in the general aviation marketplace. Colt is headquartered in Houston, Texas and offers services at more than 3,000 locations.  The estimated purchase price of Colt was $72.9 million.

In addition to the above acquisitions, in 2014, we completed two acquisitions in our aviation segment and one acquisition in our marine segment, which were not material individually or in the aggregate.

The financial position, results of operations and cash flows of the 2014 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The following reconciles the estimated aggregate purchase price for the 2014 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Estimated purchase price	$296,962
Less: Cash acquired	20,232
Estimated purchase price, net of cash acquired	276,730
Less: Promissory notes issued	9,000
Less: Amounts due to sellers	12,228
Cash paid for acquisition of businesses	$255,502

The estimated purchase price for each of the 2014 acquisitions is subject to change based on the final value of the net assets acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2014 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. On an aggregate basis, the estimated purchase price allocation for the 2014 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$20,232
Accounts receivable	259,475
Inventories	14,412
Property and equipment	55,172
Identifiable intangible assets	78,889
Goodwill	180,683
Other current and long-term assets	22,456
Liabilities assumed:
Accounts payable	(247,579)
Accrued expenses and other current liabilities	(51,579)
Other long-term liabilities	(15,751)

Initial noncontrolling interest upon acquisition of businesses	(19,448)
Estimated purchase price	$296,962

In connection with the acquisition of Watson Petroleum, we made a payment of £13.0 million ($21.7 million) to an escrow account related to an estimated assumed pension exit obligation and amounts due to sellers. In addition to the estimated amount of £3.2 million ($5.4 million) to be paid to the sellers from the escrow account, we have recorded additional estimated amounts due to sellers of £2.1 million ($3.5 million).  The aggregate estimated amounts due to sellers as of December 31, 2014 were £5.3 million ($8.3 million). The escrow account balance is included in other current assets and the remaining assumed pension exit obligation is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

For our 2014 acquisitions, we recorded goodwill of $180.7 million, of which $21.2 million is anticipated to be deductible for tax purposes. The aggregate identifiable intangible assets consisted of $54.0 million of customer relationships and $14.0 million of other identifiable intangible assets with weighted average lives of 4.9 years and 5.6 years, respectively, as well as $10.9 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2014 and 2013, as if the 2014 acquisitions had been completed on January 1, 2013 (in thousands, except per share data):

	2014	2013
	(pro forma)	(pro forma)
Revenue	$44,071,793	$44,098,881
Net income attributable to World Fuel	$226,608	$216,429

Earnings per common share:
Basic	$3.20	$3.04
Diluted	$3.18	$3.01

In the aggregate, the 2014 acquisitions did not have a significant impact on our revenue and net income for 2014.

2013 Acquisitions

In 2013, we completed three acquisitions in our land segment, which were not material individually or in the aggregate. The financial position, results of operations and cash flows of the 2013 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The following reconciles the aggregate purchase price for the 2013 acquisitions to the cash paid for the acquisitions, net of cash acquired (in thousands):

Purchase price	$43,792
Less: Cash acquired	3,335
Purchase price, net of cash acquired	40,457
Less: Promissory notes issued	3,000
Cash paid for acquisition of businesses	$37,457

During 2014, we completed the valuation of the assets acquired and liabilities assumed for the 2013 acquisitions. As a result, during 2014, we completed the purchase price allocation which primarily resulted in a $0.4 million increase to goodwill and a $0.5 million reduction in identifiable intangible assets.  Additionally, in 2014, we paid $0.1 million of the amounts due to sellers that were outstanding as of December 31, 2013.

The purchase price for each of the 2013 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2013 acquisitions is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$3,335
Accounts receivable	31,287
Inventories	8,839
Property and equipment	3,901
Identifiable intangible assets	13,548
Goodwill	16,489
Other current and long-term assets	2,717
Liabilities assumed:
Accounts payable	(29,631)
Accrued expenses and other current liabilities	(3,582)
Other long-term liabilities	(3,111)
Purchase price	$43,792

2012 Acquisitions

On December 31, 2012, we acquired certain assets of Multi Service Corporation, including the assets comprising its transaction management business, and all of the outstanding stock of its foreign subsidiaries (the “Multi Service business”), a global transaction management company based in Overland Park, Kansas specializing in fleet, government, and commercial payment programs to expand our service offering within the transportation industry. The Multi Service product offering includes the Multi Service Fuel Card, accepted at more than 3,500 truck stops in the United States and Canada, payment solutions for tolls, bridges and tunnels across Europe, government payment systems for global fuel procurement, and commercial payment programs in the transportation industry.  The purchase price of the Multi Service business was $155.3 million.

On September 1, 2012, we acquired certain assets of CarterEnergy Corporation, including the assets comprising its wholesale motor fuel distribution business (the “CarterEnergy business”). We acquired the CarterEnergy business, based in Overland Park, Kansas, a distributor of branded gasoline and diesel fuel to more than 700 retail operators and a supplier to industrial, commercial and government customers, to expand our wholesale branded gasoline and diesel fuel business.  The purchase price of the CarterEnergy business was $45.1 million.

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

During 2013, we completed the valuation of the assets acquired and liabilities assumed for the 2012 acquisitions. As a result, during 2013, we completed the purchase price allocation which primarily resulted in a $2.0 million reduction in goodwill, a $3.3 million increase in identifiable intangible assets, partially offset by a $0.9 million decrease in other acquired assets and a $0.4 million increase in assumed liabilities.  Additionally, in 2013, we paid $17.5 million of the amounts due to sellers that were outstanding as of December 31, 2012.

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

Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements and related notes include the accounts of our wholly‑owned and majority‑owned subsidiaries and joint ventures where we exercise operational control or have a primary benefit of its profits. All significant intercompany accounts, transactions and profits are eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents,  accounts receivable, accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments.

We measure our cash surrender value of life insurance contracts, derivative contracts and related hedged items at their fair value in accordance with accounting guidance for fair value measurement. We believe the carrying value of our debt approximates fair value since these obligations bear interest at variable rates or fixed rates which are not significantly different than market rates.

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
2.

Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. We perform annual back‑testing to validate that these inputs represent observable inputs that market participants use in pricing an asset or liability.

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

Fair value is a market‑based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity‑specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we feel market participants would use in pricing the asset or liability at the measurement date.

Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. Our Level 1 items consist of exchange traded futures. Our Level 2 items consist of commodity swaps, commodity collars, non‑designated derivatives in the form of physical forward purchase or sales commitments, hedged inventories and hedged physical forward purchase or sales commitments. Our Level 3 items consist of physical forward purchase or sales commitments, foreign currency forward contracts and the Earn‑out liability. Realized and unrealized gains and losses of our physical forward purchase or sales commitments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as a component of either revenue or cost of revenue (based on the underlying transaction type). Realized and unrealized gains and losses of our foreign currency forward contracts which were not treated as cash flow hedges, measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as other expense/income. Realized and unrealized gains and losses of our short‑term investments measured at fair value on a recurring basis that utilized Level 3 inputs are recognized as other expense/income.

Derivative instruments can have bid and ask prices that may be observed in the marketplace. Bid prices reflect the highest price that a market participant is willing to pay and ask prices reflect the lowest price that a market participant is willing to accept. Our policy is to consistently apply mid‑ market pricing for valuation of our derivative instruments.

Fair value of derivative commodity contracts and hedged item commitments is derived using forward prices that take into account commodity prices, interest rates, credit risk ratings, option volatility and currency rates. In accordance with the guidance on fair value measurements and disclosures, the impact of our credit risk rating is also considered when measuring the fair value of liabilities. The fair value of derivative instruments may be based on a combination of valuation inputs that are on different hierarchy levels. The fair value disclosures are determined based on the lowest level input that is significant to the fair value measurement in its entirety. The nature of inputs that are considered Level 3 are model inputs. Commodity contracts categorized in Level 3 are due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data as well as certain risks related to non-performance.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant. Fair value of hedged item inventories is derived using spot commodity prices and basis differentials. Fair value of foreign currency contracts is derived using forward prices that take into account interest rates, credit risk ratings and currency rates. Factors that could warrant a Level 2 input to move to a Level 3 input may include lack of observable market data because of a decrease in market activity, a degradation of a short‑term investment which requires us to value the investment based on a Level 3 input, or a change in significance of a Level 3 input to the fair value measurement in its entirety. Our policy is to recognize transfers between Level 1, 2 or 3 as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur.

There were no significant changes to our valuation techniques during 2014 and 2013.

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

Our derivatives that are subject to the accounting guidance for derivative instruments are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in the estimated fair market value of the derivative are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedge instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedge is recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the forecasted transaction when both are settled, while the ineffective portion of the changes in the estimated fair market value of the hedge is recognized as a component of other income (expense), net in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight‑line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long‑lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Purchases of computer software are capitalized. External costs and certain internal costs (including payroll and payroll‑related costs of employees) directly associated with developing significant computer software applications for internal use are capitalized. Training and data conversion costs are expensed as incurred. Computer software costs are amortized using the straight‑line method over the estimated useful life of the software.

Goodwill and Identifiable Intangible Assets

Goodwill represents the future earnings and cash flow potential of acquired businesses in excess of the fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to existing operations and the prevailing market value for comparable companies. Goodwill is not subject to periodic amortization; instead, it is reviewed annually at year‑end (or more frequently under certain circumstances) for impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting units, including the following: (i) macroeconomic conditions, (ii) industry and market considerations, (iii) earnings quality/sustainability, (iv) overall financial performance, (v) events affecting a reporting unit, (vi) share price and (vii) recent fair value calculation for our reporting units, if available. After assessing the above described events and circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the first step of quantitative testing for goodwill impairment.

Periodically, we will perform the first step of quantitative testing for goodwill impairment in lieu of performing a qualitative assessment. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value. We estimate the fair value of a reporting unit using a discounted cash flow valuation methodology.

In connection with our acquisitions, we record identifiable intangible assets existing at the date of the acquisitions for customer relationships, supplier and non‑compete agreements, developed technology and trademark/trade name rights. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment and appropriate remaining useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on market factors and operational considerations. For identifiable intangible assets not subject to amortization, we first assess qualitative factors to determine whether it is more likely than not that an asset has been impaired. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of an asset is greater than its carrying value, then no further testing is required. Otherwise, we would review for impairment by comparing the fair value of the intangible asset to its carrying value.

Other Investments

Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50 percent of the entities and exercise significant influence over the investee, but do not have operational or financial control.

During 2014, we made other investments, aggregating to $18.0 million.  Additionally, in December 2014, we sold our crude oil joint venture interests for $43.0 million in cash and future contingent payments (“operational overrides”) equal to 22.5 cents per barrel of crude oil received at the Pioneer Terminal in New Town, North Dakota, up to a maximum of 80,000 barrels per day through December 2026.  At the sale closing date, the present value, based on a 9% discount rate, of the maximum operational overrides was $49.2 million.  We have elected to record the operational overrides in the periods in which they are realized (when the crude oil is received at the Pioneer Terminal), and for 2014, the amount of operation overrides recorded was not significant.   The purchaser has the option to pay at any time the then-present value, using a 9% discount rate, of the maximum remaining future contingent payments.   For 2014, we recorded a gain on the sale of such investments of $18.1 million, which is included in other income, net in the consolidated statements of income and comprehensive income.  The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

As of December 31, 2014 and 2013, we had other investments of $69.5 million and $83.8 million, respectively, which are included within identifiable intangible and other non‑current assets.

Extinguishment of Liabilities

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $5.3 million, $8.5 million and $11.2 million during 2014, 2013 and 2012, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third‑party subcontractor. Our fuel sales are generated as a fuel reseller as well as from on‑hand inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

Revenue from fuel‑related services is recognized when services are performed, the sales price is fixed or determinable and collectability is reasonably assured. We record the sale of fuel‑related services on a gross basis as we generally have latitude in establishing the sales price, have discretion in supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.

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

Vendor and Customer Rebates and Branding Allowances

We receive vendor rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. Many of the vendor agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2014, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de‑branding at these locations, net of the amount due to us from the branded dealers under similar agreements between us and such dealers were not significant. No liability is recorded for the amount of obligations which would become payable upon de‑branding.

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

Share‑Based Payment Awards

We account for share‑based payment awards on a fair value basis. Under fair value accounting, the grant‑date fair value of the share‑based payment award is amortized as compensation expense, on a straight‑line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share‑based payment awards is reduced by an expected forfeiture amount on outstanding share‑based payment awards.

The estimated fair value of stock awards, such as restricted stock and restricted stock units (“RSUs”) is based on the grant‑date market value of our common stock, as defined in the respective plans under which the awards were granted. To determine the estimated fair value of stock‑settled stock appreciation rights (“SSAR Awards”), we use the Black‑Scholes option pricing model. The estimation of the fair value of SSAR Awards on the date of grant using an option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk‑ free interest rates and expected dividends. The expected term of SSAR Awards represents the estimated period of time from grant until exercise or conversion and is based on vesting schedules and expected post‑vesting, exercise and employment termination behavior. Expected volatility is based on the historical volatility of our common stock over the period that is equivalent to the award’s expected life. Any adjustment to the historical volatility as an indicator of future volatility would be based on the impact to historical volatility of significant non‑recurring events that would not be expected in the future. Risk‑free interest rates are based on the U.S. Treasury yield curve at the time of grant for the period that is equivalent to the award’s expected life. Dividend yields are based on the historical dividends of World Fuel over the period that is equivalent to the award’s expected life, as adjusted for stock splits.

Cash flows from income tax benefits resulting from income tax deductions in excess of the compensation cost recognized for share‑based payment awards (excess income tax benefits) are classified as financing cash flows. These excess income tax benefits are credited to capital in excess of par value.

Foreign Currency

The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for certain subsidiaries which utilize their respective local currency as their functional currency. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month‑end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income in the period incurred. We recorded net foreign currency transaction losses of $1.0 million and $2.8 million in 2014 and 2013, respectively, and a gain of $0.1 million in 2012.

Revenues and expenses of the subsidiaries that have a functional currency other than the U.S. dollar have been translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities of these subsidiaries have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. We recorded net foreign currency translation adjustment losses of $30.8 million,  $13.2 million and $9.6 million in 2014, 2013 and 2012, respectively. Cumulative foreign currency translation adjustments included in accumulated other comprehensive income amounted to losses of $60.1 million and $29.3 million as of December 31, 2014 and 2013, respectively.

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

U.S. income taxes have not been recognized on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non‑U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include restricted stock subject to forfeitable dividends, non‑vested RSUs and SSAR Awards. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Net income attributable to World Fuel	$221,747	$203,075	$189,345
Denominator:
Weighted average common shares for basic earnings per common share	70,750	71,224	71,154
Effect of dilutive securities	573	576	663
Weighted average common shares for diluted earnings per common share	71,323	71,800	71,817
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	881	594	603
Basic earnings per common share	$3.13	$2.85	$2.66
Diluted earnings per common share	$3.11	$2.83	$2.64

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates from generally accepted accounting principles in the United States the concept of extraordinary items. This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Business Combinations: Pushdown Accounting. In November 2014, the FASB issued an ASU which provides guidance for determining whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements.  This update became effective on November 18, 2014.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. In November 2014, the FASB issued an ASU which clarifies how current generally accepted accounting principles in the United States should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the FASB issued an ASU which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective at the beginning of our 2017 fiscal year. We do not expect the adoption of this new guidance to have an impact on our financial statement disclosures.

Compensation-Stock Compensation. Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued an ASU which includes guidance that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This update is effective at the beginning of our 2016 fiscal year. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. This update is effective at the beginning of our 2015 fiscal year. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Revenue from Contracts with Customers.  In May 2014, the FASB issued an ASU which provides guidance for revenue recognition for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The ASU will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States when it becomes effective. This update is effective at the beginning of our 2017 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In April 2014, the FASB issued an ASU which changes the criteria for reporting discontinued operations and enhances disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. This update is effective at the beginning of our 2015 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2. Accounts Receivable

We had accounts receivable of $2.3 billion and $2.5 billion, net of an allowance for bad debt of $25.7 million and $29.2 million, as of December 31, 2014 and 2013, respectively. Accounts receivable are written‑off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in thousands):

	2014	2013	2012
Balance as of beginning of period	$29,188	$23,719	$24,301
Charges to provision for bad debt	3,757	11,745	4,790
Write-off of uncollectible accounts receivable	(8,074)	(6,940)	(6,025)
Recoveries of bad debt	821	664	653
Balance as of end of period	$25,692	$29,188	$23,719

Included in accounts receivable is a retained beneficial interest related to accounts receivable sold under our receivables purchase agreements. The retained beneficial interest was not significant as of December 31, 2014 and 2013.

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

As of December 31, 2014, our derivative instruments, at their respective fair value positions were as follows (in thousands, except weighted average fixed price and weighted average mark‑to‑market amount):

						Weighted
					Weighted	Average
					Average	Mark-to-	Fair
	Settlement				Fixed	Market	Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Price	Amount	Amount
Fair Value Hedge	2015	Commodity contracts for inventory hedging (long)	305	BBL	$74.110	$(3.203)	$(977)
	2015	Commodity contracts for inventory hedging (short)	4,977	BBL	77.510	4.599	22,889
							$21,912

Non-Designated	2015	Commodity contracts (long)	34,192	BBL	$62.693	$(15.594)	$(533,192)
	2015	Commodity contracts (short)	27,013	BBL	83.370	20.735	560,114
	2016	Commodity contracts (long)	1,131	BBL	89.989	(23.195)	(26,234)
	2016	Commodity contracts (short)	722	BBL	85.497	17.734	12,804
	2017	Commodity contracts (long)	92	BBL	46.463	(6.696)	(616)
	2017	Commodity contracts (short)	109	BBL	54.430	7.743	844
	2018	Commodity contracts (long)	1	BBL	25.922	(4.000)	(4)
	2018	Commodity contracts (short)	11	BBL	83.997	21.636	238
	2015	Foreign currency contracts	28,783	AUD	0.850	0.005	158
	2015	Foreign currency contracts	471	BRL	2.580	(0.013)	(6)
	2015	Foreign currency contracts	61,577	CAD	1.140	0.020	1,215
	2015	Foreign currency contracts	112	CHF	0.960	0.036	4
	2015	Foreign currency contracts	4,764,256	CLP	602.490	0.000	27
	2015	Foreign currency contracts	31,884,747	COP	2,174.000	0.000	408
	2015	Foreign currency contracts	126,778	DKK	5.950	0.001	64
	2015	Foreign currency contracts	77,278	EUR	1.250	0.019	1,464
	2015	Foreign currency contracts	208,786	GBP	1.610	0.023	4,903
	2015	Foreign currency contracts	135,879	INR	63.040	0.000	24
	2015	Foreign currency contracts	1,390,740	JPY	113.080	0.000	295
	2015	Foreign currency contracts	2,382,533	MXN	13.920	(0.000)	(321)
	2015	Foreign currency contracts	214,957	NOK	6.720	0.001	253
	2015	Foreign currency contracts	7,912	PLN	3.400	0.016	125
	2015	Foreign currency contracts	32,891	RON	3.570	0.014	452
	2015	Foreign currency contracts	46,921	SGD	1.300	0.004	176
	2015	Foreign currency contracts	78,298	ZAR	11.310	0.001	41
	2016	Foreign currency contracts	8,325	GBP	1.620	0.055	459
	2017	Foreign currency contracts	1,400	GBP	1.610	0.033	46
							$23,741

The following table presents information about our derivative instruments measured at fair value at their gross amounts and their locations on the consolidated balance sheets (in thousands):

		As of December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$18,844	$735
Commodity contracts	Accrued expenses and other current liabilities	4,709	—
		23,553	735
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	398,924	47,062
Commodity contracts	Identifiable intangible and other non-current assets	12,063	1,642
Commodity contracts	Accrued expenses and other current liabilities	234,077	1,141
Commodity contracts	Other long-term liabilities	4,849	874
Foreign currency contracts	Short-term derivative assets, net	21,244	5,003
Foreign currency contracts	Identifiable intangible and other non-current assets	513	—
Foreign currency contracts	Accrued expenses and other current liabilities	—	3,483
		671,670	59,205
		$695,223	$59,940
Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$978	$1,544
Commodity contracts	Accrued expenses and other current liabilities	663	—
		1,641	1,544
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	76,103	26,876
Commodity contracts	Identifiable intangible and other non-current assets	594	894
Commodity contracts	Accrued expenses and other current liabilities	529,976	15,473
Commodity contracts	Other long-term liabilities	29,286	1,228
Foreign currency contracts	Short-term derivative assets, net	11,961	2,867
Foreign currency contracts	Identifiable intangible and other non-current assets	9	—
Foreign currency contracts	Accrued expenses and other current liabilities	—	8,789
Foreign currency contracts	Other long-term liabilities	—	147
		647,929	56,274
		$649,570	$57,818

For information regarding our derivative instruments measured at fair value after netting and collateral and their locations on the consolidated balance sheets, see Note 10.

The following tables present the effect of and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in thousands):

Derivative		Realized and Unrealized					Realized and Unrealized
Instruments	Location	Gain (Loss)			Hedged Items	Location	Gain (Loss)
		For the year ended December 31,				For the year ended December 31,
		2014	2013	2012			2014	2013	2012
Commodity contracts	Revenue	$—	$—	$265	Firm commitments	Revenue	$—	$—	$(201)
Commodity contracts	Cost of revenue	—	—	(1,417)	Firm commitments	Cost of revenue	—	—	739
Commodity contracts	Cost of revenue	132,199	2,685	(19,717)	Inventories	Cost of revenue	(150,943)	3,059	23,972
		$132,199	$2,685	$(20,869)			$(150,943)	$3,059	$24,510

There were no gains or losses for the year ended December 31, 2014, 2013 and 2012 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during 2014 and the cash flow hedging activities during 2013 were not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in thousands):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		For the Year ended December 31,
		2014	2013	2012
Commodity contracts	Revenue	$64,485	$25,420	$14,967
Commodity contracts	Cost of revenue	2,239	(5,391)	3,333
Foreign currency contracts	Revenue	4,286	(55)	(2,384)
Foreign currency contracts	Other income (expense), net	12,631	(3,998)	(2,271)
		$83,641	$15,976	$13,645

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of December 31, 2014, the net liability position for such contracts is $111.7 million, the collateral posted is $89.4 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $22.3 million.  As of December 31, 2013, the net liability position for derivative instrument contracts that contain credit-risk contingent features was not significant.

4. Property and Equipment

The amount of property and equipment and their respective estimated useful lives are as follows (in thousands, except estimated useful lives):

	As of December 31,		Estimated
	2014	2013	Useful Lives
Land	$17,333	$4,653	Indefinite
Buildings and leasehold improvements	43,356	20,299	3 - 40 years
Office equipment, furniture and fixtures	13,636	8,629	3 - 10 years
Computer equipment and software costs	102,713	88,077	3 - 10 years
Machinery, equipment and vehicles	132,469	92,364	3 - 40 years
	309,507	214,022
Accumulated depreciation and amortization	106,791	84,337
	$202,716	$129,685

For 2014, 2013 and 2012, we recorded depreciation expense of $30.3 million, $22.0 million and $18.6 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in thousands):

	As of December 31,
	2014	2013
Computer software costs	$76,870	$67,366
Accumulated amortization	45,234	35,499
Computer software costs, net	$31,636	$31,867

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $4.7 million and $6.0 million as of December 31, 2014 and 2013, respectively. For 2014, 2013 and 2012, we recorded amortization expense related to computer software costs of $9.8 million, $7.8 million and $7.2 million, respectively.

The assets and accumulated amortization recorded under capital leases are as follows (in thousands):

	As of December 31,
	2014	2013
Capital leases	$17,658	$5,268
Accumulated amortization	5,484	1,869
Capital leases, net	$12,174	$3,399

5. Goodwill and Identifiable Intangible Assets

In 2014, we performed the first step of quantitative testing for goodwill impairment for all of our reporting units and we assessed qualitative factors to review our identifiable intangible assets not subject to amortization to determine whether it was more likely than not that an asset has been impaired.  As a result of performing the aforementioned assessments, we determined that no impairment existed as of December 31, 2014 and, therefore, there were no write‑downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill

The following table provides information regarding changes in goodwill (in thousands):

	Aviation	Marine	Land
	Segment	Segment	Segment	Total
As of December 31, 2012	$109,332	$69,931	$291,243	470,506
2013 acquisitions	—	—	16,077	16,077
Adjustment of purchase price allocations – 2012 acquisitions	6,500	—	(8,506)	(2,006)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(325)	(843)	182	(986)
As of December 31, 2013	$115,507	$69,088	$298,996	$483,591
2014 acquisitions	62,770	4,660	113,253	180,683
Adjustment of purchase price allocations – 2013 acquisitions	—	—	411	411
Foreign currency translation of non-USD functional currency subsidiary goodwill	(134)	(680)	(7,793)	(8,607)
As of December 31, 2014	$178,143	$73,068	$404,867	$656,078

Identifiable Intangible Assets

The following table provides information about our identifiable intangible assets (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$238,959	$104,367	$134,592	$188,276	$79,688	$108,588
Supplier agreements	33,648	9,052	24,596	33,648	7,310	26,338
Others	33,750	11,308	22,442	19,738	8,634	11,104
	306,357	124,727	181,630	241,662	95,632	146,030
Intangible assets not subject to amortization:
Trademark/trade name rights	31,961	—	31,961	21,172	—	21,172
	$338,318	$124,727	$213,591	$262,834	$95,632	$167,202

Intangible amortization expense for 2014, 2013 and 2012 was $29.1 million, $22.4 million and $18.1 million, respectively.

The future estimated amortization of our identifiable intangible assets is as follows (in thousands):

Year Ended December 31,
2015	$28,770
2016	26,109
2017	22,456
2018	19,643
2019	16,271
Thereafter	68,381
$181,630

6. Debt

On January 30, 2015, we amended our senior revolving credit facility (“Credit Facility”) to, among other things, increase the maximum availability under the Credit Facility from $1.10 billion to $1.26 billion and added a new $100.0 million term loan facility to our existing senior term loans (“Term Loans”), for a total amount outstanding of $341.3 million.  Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018.  We had outstanding borrowings under our Credit Facility totaling $420.0 million and $200.0 million as of December 31, 2014 and 2013, respectively.  Our issued letters of credit under the Credit Facility totaled $14.8 million and $7.4 million as of December 31, 2014 and 2013, respectively.  We also had $241.3 million and $242.5 million in Term Loans outstanding as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the unused portion of our Credit Facility was $665.2 million and $892.6 million, respectively.

Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2014, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.50% as of December 31, 2014, and the unused portion of our Credit Facility is subject to commitment fees of 0.30% as of December 31, 2014.

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2014, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2014 and 2013, our outstanding letters of credit and bank guarantees under these credit lines totaled $211.4 million and $150.6 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in thousands):

	As of December 31,
	2014	2013
Credit Facility	$420,000	$200,000
Term Loans	241,288	242,500
Acquisition promissory notes	12,635	13,403
Other	15,945	7,808
Total debt	689,868	463,711
Short-term debt	17,914	14,647
Long-term debt	$671,954	$449,064

The acquisition promissory notes are payable in varying amounts from April 2015 to July 2017 and bear interest at annual rates of approximately 1.2% as of December 31, 2014. The other debt primarily relates to capital leases and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts through August 2021 and bear interest at annual rates ranging from 2.2% to 6.3% as of December 31, 2014. The weighted average interest rate on our short‑term debt was 2.2% and 2.1% as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the aggregate annual maturities of debt are as follows (in thousands):

Year Ended December 31,
2015	$17,914
2016	18,042
2017	20,833
2018	631,901
2019	770
Thereafter	408
$689,868

The following table provides additional information about our interest income and expense and other financing costs, net (in thousands):

	2014	2013	2012
Interest income	$5,993	$3,882	$908
Interest expense and other financing costs	(31,230)	(21,169)	(20,005)
	$(25,237)	$(17,287)	$(19,097)

7. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2014 and 2013, we had outstanding bonds that were arranged in order to satisfy various security requirements of $38.7 million and $34.1 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments

As of December 31, 2014, our future minimum lease payments under non‑cancelable operating leases were as follows (in thousands):

Year Ended December 31,
2015	$37,766
2016	31,949
2017	22,790
2018	16,645
2019	13,592
Thereafter	36,558
$159,300

We incurred rental expense for all properties and equipment of $29.2 million, $24.7 million and $27.3 million for 2014,  2013 and 2012, respectively.  Minimum payments have not been reduced by minimum sublease rentals of $31.5 million due in the future under non-cancelable subleases.

Sales and Purchase Commitments

As of December 31, 2014, fixed sales and purchase commitments under our derivative programs amounted to $266.7 million and $56.6 million, respectively.

Additionally, as of December 31, 2014, we had entered into certain other fixed price sales commitments with corresponding fixed price purchase commitments, the majority of which were satisfied within one week. These sales and purchase commitments were made in the normal course of business.

Agreements with Executive Officers and Key Employees

We have an agreement with our Chairman, President and Chief Executive Officer, Michael J. Kasbar, for his continued employment with the Company which provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $750,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The Kasbar agreement, as amended, expires on December 31, 2016, unless terminated earlier, and will automatically extend for successive one year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. Pursuant to his amended agreement, Mr. Kasbar is entitled to receive cash severance payments if: (a) we terminate his employment without cause following a change of control or for any reason other than death, disability or cause; (b) he resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either he elects or we elect not to extend the term of the agreement, as amended. The severance payments are equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of Mr. Kasbar’s employment.

All of Mr. Kasbar’s outstanding SSAR Awards, restricted stock and RSUs (collectively, “outstanding equity awards”) will immediately vest in each scenario described in (a) and (b) above following a change of control, except for awards assumed or substituted by a successor company, in which case, such awards shall continue to vest in accordance with their applicable terms. In each scenario described in (a), (b) or (c) above where there has not been a change of control, Mr. Kasbar’s outstanding equity awards will generally vest over a two year period following termination of his employment, with any remaining unvested awards vesting on the last day of such two year period. For each scenario described above, awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.

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

As of December 31, 2014, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in thousands):

Year Ended December 31,
2015	$5,815
2016	1,540
2017	750
2018	2,250
$10,355

Executive Non-Renewal Charge

In connection with the non-renewal of the employment agreement between the Company and Mr. Stebbins, the former Executive Chairman of the Board of Directors, we recorded an executive non-renewal charge totaling $4.8 million in May 2014, which included non-cash expenses of $1.1 million related to previously awarded stock compensation.   As of December 31, 2014, $0.9 million of the cash portion of the executive non-renewal charge was included in accrued expenses and other current liabilities and $ 2.3 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Compensation Plans and Pension

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate.  We are currently making a match contributions of 50% for each 1% of the participants' contributions up to 6% of the participants' contributions.  Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee.  Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees.  In some cases, we make employer contributions on behalf of the employees.  The expenses for our contributions under these plans were not significant during each of the years presented on the consolidated statements of income and comprehensive income.

We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation.  We do not match any participant deferrals under the NQDC plan.  Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts.  The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $2.3 million and $0.9 million as of December 31, 2014 and December 31, 2013, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.

In connection with our acquisition of Watson Petroleum, we assumed their defined benefit pension plan (the “Watson Plan”), which provides participants benefits based on salary at retirement or an earlier date of leaving service.   As part of the allocation of the estimated purchase price to assets acquired and liabilities assumed for Watson Petroleum, we recorded an assumed pension exit obligation of £9.8 million ($16.3 million).  As of December 31, 2014, we have remaining an assumed exit pension obligation of £1.0 million ($1.5 million), which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  We expect to settle this amount in 2015.  There are no other assets or liabilities on our consolidated balance sheet as of December 31, 2014 related to the Watson Plan.  Additionally, the expenses for the Watson Plan recorded in our consolidated statements of income and comprehensive income for 2014 were not significant.

As of December 31, 2014, the Watson Plan, through its Trustee, had assets comprised of a buy-in policy with an insurance company, which fully matches its estimated benefit obligations of £32.0 million ($49.8 million). The completion of our exit from the Watson Plan is anticipated to occur in the latter half of 2015 via buy-out policies between the insurance company and each individual participant.

Environmental and Other Liabilities; Uninsured Risks

We provide various services to customers, including into‑plane fueling at airports, fueling of vessels in‑port and at‑sea, and transportation and storage of fuel and fuel products. We are therefore subject to possible claims by customers, regulators and others who may be injured by a fuel spill or other accident. In addition, we may be held liable for damages to the environment arising out of such events. Although we generally maintain liability insurance for these types of events, such insurance may be inadequate. If we are held liable for any damages, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.

We have exited several businesses which handled hazardous and non‑hazardous waste. We treated and/or transported this waste to various disposal facilities. We may be held liable as a potentially responsible party for the clean‑up of such disposal facilities or be required to clean up facilities previously operated by us, pursuant to current U.S. federal and state laws and regulation. In addition, compliance with existing and future environmental laws regulating underground storage tanks located at the retail gasoline stations that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in support of future remediation obligations. These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, including environmental claims. Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims, such as the Lac‑Mégantic derailment described below, and conditions in the insurance market over which we have no control. An uninsured or under‑insured claim arising out of our activities, if successful and of sufficient magnitude, will have a material adverse effect on our financial position, results of operations and cash flows.

Legal Matters

Lac‑Mégantic, Quebec

We, on behalf of DPTS Marketing LLC ("DPM"), a crude oil marketing joint venture in which we owned a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC ("DPTS"), a crude oil transloading joint venture in which we also owned a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at the joint venture's facility in New Town, North Dakota. We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM.

We, on behalf of DPM, contracted with Canadian Pacific Railway ("CPR") for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway ("MMA"). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of the crude oil derailed in Lac-Mégantic, Quebec. The derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.  For additional information regarding the legal proceedings relating to this incident described below, see Part I — Item 3 of this 2014 10-K Report.

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, including MMA and certain of its affiliates, as well as several manufacturers and lessors of tank cars, were named as defendants in twenty complaints filed in the state of Illinois. The complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic and compensatory damages, as well as costs. In addition, in 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.

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

In January 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide for the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  The Trustee and the monitor in MMA’s Canadian bankruptcy (the “Monitor”) are continuing to explore a potential global settlement of all third party claims arising out of the incident.  The Monitor has represented in court filings that those discussions have resulted in firm commitments from certain third parties of settlement funds totaling approximately  C$200.0 million ($170.0 million).  The Trustee and the Monitor continue to discuss global settlement with various other parties, including us.

In addition to these proceedings, we have received demands for indemnification from certain tank car lessors pursuant to our lease agreements with such parties and three lessors subsequently filed declaratory judgment actions against us in connection with such indemnification demands during 2014. We are currently assessing the merits of these demands as well as of the underlying claims for which such indemnification is sought.  Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

In December 2014, we sold our 50% interest in DPM and DPTS to certain subsidiaries of Dakota Plains Holdings, Inc. (“DAKP”), our partner in the joint ventures.   In connection with the sale transaction, we agreed to indemnify DAKP and certain of its affiliates, including DPM and DPTS, for third party claims for bodily injury or property damage arising from the derailment.  Pursuant to the agreement, we will control the defense of DAKP and the joint ventures for claims associated with the derailment.  In addition, DAKP assigned to us all recoveries from third parties and under applicable insurance policies held by DAKP and the joint ventures for claims arising out of the derailment. Finally, DAKP also agreed to indemnify us for certain costs and expenses arising out of the derailment up to $10.0 million.

While we, DPM and DPTS, maintain insurance to mitigate the costs of environmental releases as well as other results of unexpected events, including loss of life, property damage and defense costs, there can be no guarantee that our insurance will be adequate to cover all liabilities that may be incurred as a result of this incident.

We are separately evaluating potential claims that we may assert against third parties to recover costs and other liabilities that may be incurred as a result of this incident. We can provide no guarantee that any such claims, if brought by us, will be successful or, if successful, that the responsible parties will have the financial resources to address any such claims.

We are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.  However, based on estimated losses related to the value of the tank cars involved in the incident, as well as legal and other costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $40.9 million.  We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $38.6 million. As of December 31, 2014, the remaining unpaid liabilities of $14.8 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $28.9 million is included in other current assets in the accompanying consolidated balance sheets.

Other Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets.   On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking a court ruling that the loss is not covered under our policy.  During the quarter ended December 31, 2014, we filed an answer to the AGCS complaint and counterclaims against AGCS for declaratory judgment and breach of contract seeking a court ruling that the loss is covered under the policy, an award of damages equal to the full amount of our loss plus interest, as well as fees and costs.  We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2014, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

8. Shareholders’ Equity

Dividends

We declared cash dividends of $0.15 per share of common stock for each of 2014, 2013 and 2012. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid.  The payment of the above‑referenced cash dividends was in compliance with the Credit Facility and Term Loans.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loans. In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the “Repurchase Program”).  In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program.  In May 2014, our Board of Directors renewed the Repurchase Program, replacing the remainder of the October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  In 2014, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million pursuant to the Repurchase Program.  As of December 31, 2014, $55.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Share‑Based Payment Plans

Plan Summary and Description

In 2006, our shareholders approved the 2006 Omnibus Plan, in 2009, our shareholders approved an amendment and restatement of such plan and, in 2014, our shareholders reapproved the material terms of the performance measures under such plan (collectively, the “2006 Plan”). The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long‑range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long‑term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long‑term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

The provisions of the 2006 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share‑ based awards. The 2006 Plan is unlimited in duration and, in the event of its termination, the 2006 Plan will remain in effect as long as any awards granted under it remain outstanding. No awards may be granted under the 2006 Plan after June 2016. The term and vesting period of awards granted under the 2006 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven‑year anniversary of the date of grant.

Under the 2006 Plan, 4,900,000 shares of common stock are authorized for issuance. Additional shares of common stock that are authorized for issuance under the 2006 Plan include any shares that were available for future grant under any of our prior stock plans, and any shares in respect of awards granted under the 2006 Plan or any prior plans that expire or are forfeited or canceled.

Furthermore, any employee’s shares used to satisfy the withholding taxes due upon vesting of any awards granted under the 2006 plan or exercise of stock options are added to the maximum number of shares authorized for issuance under the 2006 Plan.

The following table summarizes the outstanding awards issued pursuant to the 2006 Plan described above as of December 31, 2014 and the remaining shares of common stock available for future issuance (in thousands):

				Remaining
				shares of
				common stock
	Restricted		SSAR	available for
Plan name	Stock	RSUs	Awards	future issuance
2006 Plan (1)	1,496	785	232	3,263

(1)

As of December 31, 2014, unvested restricted stock will vest between February 2015 and May 2019, unvested RSUs will vest between March 2015 and May 2019 and the outstanding SSAR Awards will expire between May 2015 and May 2018. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in thousands, except weighted average grant‑date fair value price and weighted average remaining vesting term data):

Unvested Restricted Stock Outstanding
				Weighted
		Weighted		Average
		Average		Remaining
	Unvested	Grant-date	Aggregate	Vesting
	Restricted	Fair Value	Intrinsic	Term
	Stock	Price	Value	(in Years)
As of December 31, 2011	446	$34.07	$18,707	2.2
Granted	798	40.19
Vested	(128)	26.26
Forfeited	(16)	37.24
As of December 31, 2012	1,100	39.38	45,295	3.4
Granted	342	41.83
Vested	(43)	37.00
Forfeited	(25)	38.89
As of December 31, 2013	1,374	40.07	59,307	2.7
Granted	308	44.18
Vested	(160)	38
Forfeited	(26)	39.58
As of December 31, 2014	1,496	$41.18	$70,212	2.1

The aggregate value of restricted stock which vested during 2014, 2013 and 2012 was $7.1 million, $1.7 million and $5.3 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards

The following table summarizes the status of our RSUs and related transactions for each of the following years (in thousands, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Grant-date	Intrinsic	Life
	RSUs	Fair Value	Value	(in Years)
As of December 31, 2011	901	$25.59	$37,373	1.7
Granted	369	40.98
Issued	(275)	16.12
Forfeited	(14)	30.74
As of December 31, 2012	981	34.06	39,888	1.5
Granted	98	40.59
Issued	(287)	32.00
Forfeited	(45)	35.92
As of December 31, 2013	747	35.61	31,775	1.3
Granted	310	44.34
Issued	(238)	36.67
Forfeited	(34)	40.25
As of December 31, 2014	785	$38.55	$36,872	1.5

The aggregate intrinsic value of RSUs issued during 2014, 2013 and 2012 was $10.1 million, $11.3 million and $11.6 million, respectively.

SSAR Awards

The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
				Weighted				Weighted
				Average				Average
		Weighted		Remaining		Weighted		Remaining
		Average	Aggregate	Contractual		Average	Aggregate	Contractual
	SSAR	Exercise	Intrinsic	Life	SSAR	Exercise	Intrinsic	Life
	Awards	Price	Value	(in Years)	Awards	Price	Value	(in Years)
As of December 31, 2011	517	$15.06	$13,921	1.4	410	$15.39	$10,895	1.4
Exercised	(95)	16.76
As of December 31, 2012	422	15.30	10,927	0.6	322	16.02	8,108	0.7
Granted	218	41.42
Exercised	(366)	14.07
Forfeited	(2)	37.34
As of December 31, 2013	272	37.69	1,594	3.6	56	23.25	1,124	1.0
Exercised	(36)	22.26
Forfeited	(4)	40.91
As of December 31, 2014	232	$40.06	$1,595	3.0	54	$35.81	$600	2.2

The aggregate intrinsic value of SSAR Awards exercised during 2014, 2013 and 2012 was $0.8 million, $9.1 million and $2.1 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees and non‑employee directors. The weighted average fair value of the SSAR Awards for 2013 was $11.65 and the assumptions used to determine such fair value were as follows: expected term of 4.1 years, volatility of 38.0%, dividend yields of 0.4% and risk‑free interest rates of 0.6%. There were no SSAR Awards issued in 2014 and 2012.

Unrecognized Compensation Cost

As of December 31, 2014, there was $30.6 million of total unrecognized compensation cost related to unvested share‑based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2014 is expected to be recognized as compensation expense over a weighted average period of 1.4 years as follows (in thousands):

Year Ended December 31,
2015	$14,438
2016	10,133
2017	2,889
2018	2,575
2019	561
$30,596

Other Comprehensive Loss and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in thousands):

	Foreign		Accumulated
	Currency		Other
	Translation	Cash	Comprehensive
	Adjustments	Flow Hedges	Loss
Balance as of December 31, 2012	$(16,130)	$112	$(16,018)
Other comprehensive loss	(13,189)	(112)	(13,301)
Balance as of December 31, 2013	(29,319)	—	(29,319)
Other comprehensive loss	(30,896)	—	(30,896)
Balance as of December 31, 2014	$(60,215)	$—	$(60,215)

The foreign currency translation adjustment losses for 2014 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.  The foreign currency translation adjustment losses for 2013 and 2012 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

9. Income Taxes

U.S. and foreign income before income taxes consist of the following (in thousands):

	2014	2013	2012
United States	$56,575	$31,823	$49,021
Foreign	212,976	214,842	190,574
	$269,551	$246,665	$239,595

The income tax provision (benefit) related to income before income taxes consists of the following components (in thousands):

	2014	2013	2012
Current:
U.S. federal statutory tax	$14,829	$8,167	$6,858
State	2,540	1,822	938
Foreign	22,016	36,254	24,649
	39,385	46,243	32,445
Deferred:
U.S. federal statutory tax	10,707	2,171	7,642
State	2,674	566	1,380
Foreign	(3,030)	(10,980)	643
	10,351	(8,243)	9,665
Non-current tax expense (income)	1,408	1,505	(3,866)
	$51,144	$39,505	$38,244

Non‑current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(18.2)	(18.7)	(16.7)
State income taxes, net of U.S. federal income tax benefit	1.3	0.6	0.6
Other permanent differences	0.9	(0.9)	(2.9)
Effective income tax rate	19.0%	16.0%	16.0%

For 2014, our effective income tax rate was 19.0%, for an income tax provision of $51.1 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $39.5 million for 2013. The higher effective income tax rate for 2014 resulted primarily from differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates and a U.S. gain on the sale of the crude oil joint venture interests as compared to 2013.  Without the gain on the sale of the crude oil joint venture interests, for 2014, our effective income tax rate would have been 17.7%.

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

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2014 and 2013, we had $1.3 billion and $1.1 billion, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non‑U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

The temporary differences which comprise our net deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Gross Deferred Tax Assets:
Bad debt reserve	$5,465	$6,426
Net operating loss	4,819	774
Accrued and other share-based compensation	21,654	21,393
Accrued expenses	8,606	10,032
Unrealized derivative losses	—	558
Customer deposits	6,095	5,149
Installment sale	6,592	—
Unrealized foreign exchange	7,577	6,082
Total gross deferred tax assets	60,808	50,414
Less: Valuation allowance	—	—
Gross deferred tax assets, net of valuation allowance	60,808	50,414
Deferred Tax Liabilities:
Depreciation	(13,133)	(19,199)
Goodwill and intangible assets	(45,294)	(28,099)
Prepaid expenses, deductible for tax purposes	(4,519)	(3,452)
Unrealized derivatives	(8,188)	—
Other	(1,248)	(740)
Total gross deferred tax liabilities	(72,382)	(51,490)
Net deferred tax liabilities	$(11,574)	$(1,076)
Reported on the consolidated balance sheets as:
Other current assets for deferred tax assets, current	$22,825	$32,118
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$15,555	$16,342
Accrued expenses and other current liabilities for deferred tax liabilities, current	$492	$3,229
Non-current income tax liabilities, net for deferred tax liabilities, non-current	$49,462	$46,307

As of December 31, 2014 and 2013, we had foreign net operating losses (“NOLs”) of approximately $19.9 million and $2.6 million, respectively. The NOLs as of December 31, 2014 originated in various foreign countries including India, Brazil,

Puerto Rico, the United Kingdom and The Netherlands. We have recorded a deferred tax asset of $4.8 million reflecting the benefit of the NOL carryforward as of December 31, 2014. This deferred tax asset expires as follows (in thousands):

Deferred
Expiration Date	Tax Asset
December 31, 2016	$73
December 31, 2021	124
December 31, 2023	189
December 31, 2024	472
Indefinite	3,961
Total	$4,819

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from income tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2014 and 2013, we had no foreign tax credits related to the excess stock compensation deductions that resulted in an income tax deduction or credit before the realization of the income tax benefit from the deduction or credit. We use the “with and without” method for purposes of determining when excess income tax benefits have been realized.

As of December 31, 2014 and 2013, our annual capital in excess of par value pool of windfall income tax benefits related to employee compensation was estimated to be $1.0 million and $3.3 million, respectively.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective on January 1, 2013. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $7.5 million, $6.2 million and $5.5 million for 2014, 2013 and 2012, respectively. The impact of the income tax concession on basic earnings per common share was $0.11 for 2014, $0.09 for 2013 and $0.08 for 2012.  On a diluted earnings per common share basis, the impact was $0.10 for 2014, $0.09 for 2013 and $0.08 for 2012.

Income Tax Contingencies

We recorded a decrease of $2.1 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and a decrease of $4.5 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2014. In addition, during 2014, we recorded a decrease of $0.5 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2014, our Unrecognized Tax Liabilities, including penalties and interest, were $33.0 million and our Unrecognized Tax Assets were $2.3 million.

We recorded an increase of $4.1 million of Unrecognized Tax Liabilities and an increase of $1.8 million of Unrecognized Tax Assets during 2013. In addition, during 2013, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2013, our Unrecognized Tax Liabilities, including penalties and interest, were $36.2 million and our Unrecognized Tax Assets were $6.9 million.

The following is a tabular reconciliation of the total amounts of unrecognized income tax benefits for the year:

	2014	2013	2012
Unrecognized Tax Liabilities – opening balance	$26,487	$22,394	$25,574
Gross increases – tax positions in prior period	65	2,559	—
Gross decreases – tax positions in prior period	(2,833)	(39)	(7,659)
Gross increases – tax positions in current period	6,636	4,999	5,730
Gross decreases – tax positions in current period	—	—	—
Settlements	(3,597)	—	—
Lapse of statute of limitations	(2,414)	(3,426)	(1,251)
Unrecognized Tax Liabilities – ending balance	$24,344	$26,487	$22,394

If our uncertain tax positions as of December 31, 2014 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $22.0 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2014 effective income tax rate by 8.2%. As of December 31, 2014, it does not appear that the total amount of our unrecognized income tax benefits will significantly increase or decrease within the next twelve months.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded income of $0.6 million, $0.6 million and $0.7 million during 2014, 2013 and 2012, respectively. For penalties, we recorded income of $0.3 million, $0.3 million and $1.5 million during 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had recognized liabilities of $4.2 million and $4.9 million for interest and $4.5 million and $4.8 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	Open Tax Year
	Examination	Examination not
Jurisdiction	in progress	yet initiated
United States	2011	2012 - 2014
Singapore	None	2011 - 2014
United Kingdom	None	2004 - 2014
Brazil	2009	2010 - 2014
Chile	None	2009 - 2014
Denmark	2011	2012 - 2014

10. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $689.9 million as of December 31, 2014 and $463.7 million as of December 31, 2013 and our notes receivable of $7.0 million as of December 31, 2014 and $20.9 million as of December 31, 2013 are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

					Netting and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
2014
Assets:
Commodity contracts	$173,688	$495,628	$4,150	$673,466	$(367,984)	$305,482
Foreign currency contracts	—	21,757	—	21,757	(11,970)	9,787
Cash surrender value of life insurance	—	2,224	—	2,224	—	2,224
Total	$173,688	$519,609	$4,150	$697,447	$(379,954)	$317,493
Liabilities:
Commodity contracts	$306,360	$329,887	$1,353	$637,600	$(595,565)	$42,035
Foreign currency contracts	—	11,970	—	11,970	(11,970)	—
Inventories	—	22,889	—	22,889	—	22,889
Total	$306,360	$364,746	$1,353	$672,459	$(607,535)	$64,924
2013
Assets:
Commodity contracts	$11,574	$39,880	$—	$51,454	$(35,983)	$15,471
Foreign currency contracts	—	8,486	—	8,486	(6,350)	2,136
Inventories	—	1,483	—	1,483	—	1,483
Total	$11,574	$49,849	$—	$61,423	$(42,333)	$19,090
Liabilities:
Commodity contracts	$14,032	$31,983	$—	$46,015	$(31,329)	$14,686
Foreign currency contracts	—	11,803	—	11,803	(6,350)	5,453
Total	$14,032	$43,786	$—	$57,818	$(37,679)	$20,139

The cash surrender value of life insurance is in connection with the NQDC plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in thousands):

	As of December 31,
	2014	2013
Commodity Contracts
Assets:
Short-term derivative assets, net	$294,316	$14,723
Identifiable intangible and other non-current assets	11,166	748
Total net assets	$305,482	$15,471
Liabilities:
Accrued expenses and other current liabilities	$41,346	$14,332
Other long-term liabilities	689	354
Total net liabilities	$42,035	$14,686
Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$9,283	$2,136
Identifiable intangible and other non-current assets	504	—
Total net assets	$9,787	$2,136
Liabilities:
Accrued expenses and other current liabilities	$—	$5,306
Other long-term liabilities	—	147
Total net liabilities	$—	$5,453

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

As of December 31, 2014, we had $301.0 million of cash collateral deposits held by financial counterparties, of which $274.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $26.7 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of December 31, 2014, we have offset $46.7 million of cash collateral received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2013, we had $13.0 million of cash collateral deposits held by financial counterparties and there were no significant amounts of cash collateral that were offset against the total commodity fair value liabilities in the above table.   Additionally, as of December 31, 2013, we had offset $4.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in thousands):

		Realized and				Change in Unrealized	Location of Realized
		Unrealized Gains				Gains Relating to	and Unrealized
		(Losses)				Assets and Liabilities	Gains (Losses)
	Beginning	Included in		Transfers	End	that are Held at	Included in
	of Period	Earnings	Settlements	into Level 3	of Period	End of Period	Earnings
2014
Assets:
Commodity contracts	$—	$12,702	$8,969	$417	$4,150	$4,150	Revenue
Liabilities:
Commodity contracts	$—	$(1,439)	$86	$—	$(1,353)	$(1,353)	Cost of revenue
2013
Liabilities:
Commodity contracts	$—	$(20)	$20	$—	$—	$—	Cost of revenue

The nature of inputs that are considered Level 3 are model inputs. Commodity contracts categorized in Level 3 are placed there due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and underlying observable data as well as certain risk related to non-performance.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant.

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in thousands):

	For the Year ended December 31,
	2014	2013	2012
Revenue:
Aviation segment	$17,268,834	$16,087,611	$14,692,042
Marine segment	13,843,307	14,790,342	14,750,425
Land segment	12,274,248	10,683,994	9,502,871
	$43,386,389	$41,561,947	$38,945,338
Gross profit:
Aviation segment	$321,596	$327,178	$294,601
Marine segment	205,612	177,052	208,028
Land segment	286,414	248,528	170,818
	$813,622	$752,758	$673,447
Income from operations:
Aviation segment	$142,303	$150,886	$128,153
Marine segment	90,029	73,770	103,229
Land segment	90,335	84,767	75,291
	322,667	309,423	306,673
Corporate overhead – unallocated	53,519	45,065	49,650
	$269,148	$264,358	$257,023
Depreciation and amortization:
Aviation segment, includes allocation from corporate	$15,419	$15,854	$17,381
Marine segment, includes allocation from corporate	5,559	5,362	5,387
Land segment, includes allocation from corporate	34,684	20,861	10,406
Corporate	3,737	2,633	3,540
	$59,399	$44,710	$36,714
Capital expenditures:
Aviation segment	$9,017	$5,737	$4,713
Marine segment	13,854	17,326	8,981
Land segment	15,962	54,360	7,243
Corporate	12,948	5,293	7,517
	$51,781	$82,716	$28,454

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in thousands):

	As of December 31,
	2014	2013
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7,864 and $9,351 as of December 31, 2014 and 2013, respectively	$686,496	$771,178
Marine segment, net of allowance for bad debt of $8,434 and $9,845 as of December 31, 2014 and 2013, respectively	974,041	1,205,005
Land segment, net of allowance for bad debt of $9,394 and $9,992 as of December 31, 2014 and 2013, respectively	647,315	562,459
	$2,307,852	$2,538,642
Goodwill:
Aviation segment	$178,143	$115,507
Marine segment	73,068	69,088
Land segment	404,867	298,996
	$656,078	$483,591
Identifiable intangible assets, net:
Aviation segment	$67,142	$31,632
Marine segment	7,196	5,730
Land segment	139,253	129,840
	$213,591	$167,202
Total assets:
Aviation segment	$1,635,371	$1,686,437
Marine segment	1,483,077	1,536,817
Land segment	1,570,623	1,304,436
Corporate	190,909	211,587
	$4,879,980	$4,739,277

Geographic Information

Information concerning our revenue, income from operations, non‑current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in thousands):

	For the Year ended December 31,
	2014	2013	2012
Revenue:
United States	$21,514,304	$21,149,175	$20,216,891
EMEA (1)	8,612,751	7,017,479	7,247,754
Asia/Pacific (2)	9,844,682	10,215,412	8,404,324
Americas, excluding United States	3,414,652	3,179,881	3,076,369
Total	$43,386,389	$41,561,947	$38,945,338
Income from operations:
United States	$52,226	$49,874	$67,041
EMEA	121,660	109,650	82,964
Asia/Pacific	74,737	70,547	71,054
Americas, excluding United States	20,525	34,287	35,964
Total	$269,148	$264,358	$257,023

	As of December 31,
	2014	2013
Non-current assets:
United States	$549,521	$560,623
EMEA	591,481	319,339
Asia/Pacific	12,351	2,050
Americas, excluding United States	51,784	41,764
Total	$1,205,137	$923,776
Total assets:
United States	$1,909,541	$2,239,479
EMEA	1,695,200	1,347,020
Asia/Pacific	922,705	817,887
Americas, excluding United States	352,534	334,891
Total	$4,879,980	$4,739,277

(1)	Includes revenue related to the United Kingdom of $6.2 billion, $5.0 billion and $5.2 billion for 2014, 2013 and 2012, respectively.
(2)	Includes revenue related to Singapore of $9.7 billion, $10.1 billion and $8.4 billion for 2014, 2013 and 2012, respectively.

Major Customers

During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.

12. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2014 and 2013 (in thousands, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2014 (1)	2014 (1)(2)	2014 (1)(2)(3)	2014 (1)(2)(3)(4)
Revenue	$10,550,896	$11,342,475	$11,713,463	$9,779,555
Gross profit	$188,032	$191,516	$214,608	$219,466
Net income including noncontrolling interest	$50,506	$46,384	$54,460	$67,057
Net income attributable to World Fuel	$50,727	$48,226	$55,660	$67,134
Basic earnings per common share (5)	$0.72	$0.68	$0.79	$0.95
Diluted earnings per common share	$0.71	$0.68	$0.78	$0.94

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Revenue	$10,184,029	$10,479,604	$10,493,661	$10,404,653
Gross profit	$182,379	$188,458	$186,341	$195,580
Net income including noncontrolling interest	$51,111	$52,357	$50,297	$53,395
Net income attributable to World Fuel	$48,725	$51,016	$51,472	$51,862
Basic earnings per common share (5)	$0.68	$0.71	$0.72	$0.73
Diluted earnings per common share (5)	$0.68	$0.71	$0.72	$0.73

(1)	Includes the Watson Petroleum operations since March 7, 2014 as a result of the acquisition.
(2)	Includes after-tax executive non-renewal charge of $3.0 million, or $0.04 per basic and diluted share in the second quarter of 2014.
(3)	Includes the Colt operations since July 29, 2014 as a result of the acquisition.
(4)	Includes after-tax gain on the sale of the crude oil joint venture interests of $9.9 million, or $0.14 per basic and diluted share in the fourth quarter of 2014.
(5)

Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2015.

WORLD FUEL SERVICES CORPORATION

President and Chief Executive Officer
/s/ MICHAEL J. KASBAR Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS Ira M. Birns Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2015.

Signature	Title
/s/ MICHAEL J. KASBAR Michael J. Kasbar	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ IRA M. BIRNS Ira M. Birns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CARLOS M. VELAZQUEZ Carlos M. Velazquez	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ KEN BAKSHI Ken Bakshi	Director
/s/ JORGE L. BENITEZ Jorge L. Benitez	Director
/s/ RICHARD A. KASSAR Richard A. Kassar	Director
/s/ MYLES KLEIN Myles Klein	Director
/s/ JOHN L. MANLEY John L. Manley	Director
/s/ J. THOMAS PRESBY J. Thomas Presby	Director
/s/ STEPHEN K. RODDENBERRY Stephen K. Roddenberry	Director
/s/ PAUL H. STEBBINS Paul H. Stebbins	Director