Form 10-Q
period 2015-03-31
WORLD FUEL SERVICES CORP
filed 2015-04-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2459427 (I.R.S. Employer Identification No.)

9800 N.W. 41st Street Miami, Florida (Address of Principal Executive Offices)	33178 (Zip Code)

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

The registrant had a total of 72,187,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 23, 2015.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K Report”). World Fuel Services Corporation (the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “World Fuel,” “we,” “our” and “us.”

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$391.0	$302.3
Accounts receivable, net	2,202.3	2,307.9
Inventories	421.9	437.6
Prepaid expenses	52.9	76.9
Short-term derivative assets, net	232.9	303.6
Other current assets	294.6	246.6
Total current assets	3,595.6	3,674.9

Property and equipment, net	203.9	202.7
Goodwill	645.9	656.1
Identifiable intangible and other non-current assets	342.6	346.3
Total assets	$4,788.0	$4,880.0

Liabilities:
Current liabilities:
Short-term debt	$21.4	$17.9
Accounts payable	1,736.2	1,850.1
Customer deposits	103.4	138.8
Accrued expenses and other current liabilities	251.8	234.5
Total current liabilities	2,112.8	2,241.3

Long-term debt	679.4	672.0
Non-current income tax liabilities, net	90.2	82.5
Other long-term liabilities	23.4	19.3
Total liabilities	2,905.8	3,015.1

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 72.1 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	497.1	496.4
Retained earnings	1,469.9	1,418.5
Accumulated other comprehensive loss	(96.2)	(60.2)
Total World Fuel shareholders' equity	1,871.5	1,855.4
Noncontrolling interest equity	10.7	9.5
Total equity	1,882.2	1,864.9
Total liabilities and equity	$4,788.0	$4,880.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited – In millions, except per share data)

	For the Three Months ended
	March 31,
	2015	2014
Revenue	$7,340.7	$10,550.9
Cost of revenue	7,125.3	10,362.9
Gross profit	215.4	188.0
Operating expenses:
Compensation and employee benefits	88.6	71.1
Provision for bad debt	1.3	1.1
General and administrative	54.0	51.5
	143.9	123.7
Income from operations	71.5	64.3
Non-operating expenses, net:
Interest expense and other financing costs, net	(7.3)	(4.4)
Other income, net	0.3	1.9
	(7.0)	(2.5)
Income before income taxes	64.5	61.8
Provision for income taxes	9.9	11.3
Net income including noncontrolling interest	54.6	50.5
Net loss attributable to noncontrolling interest	(1.0)	(0.2)
Net income attributable to World Fuel	$55.6	$50.7

Basic earnings per common share	$0.79	$0.72

Basic weighted average common shares	70.7	70.7

Diluted earnings per common share	$0.78	$0.71

Diluted weighted average common shares	71.4	71.4

Comprehensive income:
Net income including noncontrolling interest	$54.6	$50.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33.8)	3.5
Other comprehensive (loss) income	(33.8)	3.5
Comprehensive income including noncontrolling interest	20.8	54.0
Comprehensive income (loss) attributable to noncontrolling interest	1.2	(0.2)
Comprehensive income attributable to World Fuel	$19.6	$54.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In millions)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	ParValue	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,418.5	$(60.2)	$1,855.4	$9.5	$1,864.9
Net income (loss)	—	—	—	55.6	—	55.6	(1.0)	54.6
Cash dividends declared	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance of common stock related to share-based payment awards including income tax benefit of $0.9	0.1	—	1.0	—	—	1.0	—	1.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.0)	—	—	(4.0)	—	(4.0)
Other comprehensive (loss) income	—	—	—	—	(36.0)	(36.0)	2.2	(33.8)
Balance as of March 31, 2015	72.1	$0.7	$497.1	$1,469.9	$(96.2)	$1,871.5	$10.7	$1,882.2

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2013	71.9	$0.7	$495.2	$1,207.3	$(29.3)	$1,673.9	$5.0	$1,678.9
Net income (loss)	—	—	—	50.7	—	50.7	(0.2)	50.5
Cash dividends declared	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Amortization of share-based payment awards	—	—	3.8	—	—	3.8	—	3.8
Issuance of common stock related to share-based payment awards, including income tax benefit of $0.5	0.1	—	0.6	—	—	0.6	—	0.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Other comprehensive income	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2014	72.0	$0.7	$496.8	$1,255.4	$(25.8)	$1,727.1	$4.8	$1,731.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In millions)

	For the Three Months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interest	$54.6	$50.5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13.4	12.4
Provision for bad debt	1.3	1.1
Share-based payment award compensation costs	4.2	4.0
Deferred income tax (benefit) provision	(3.7)	4.2
Extinguishment of liabilities	(3.7)	(1.8)
Other	(1.1)	0.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	85.6	(15.6)
Inventories	13.0	91.3
Prepaid expenses	20.6	35.9
Short-term derivative assets, net	74.3	(0.8)
Other current assets	(25.5)	(9.7)
Cash collateral with financial counterparties	43.6	(10.1)
Other non-current assets	(1.4)	(4.1)
Accounts payable	(91.9)	(77.9)
Customer deposits	(33.3)	0.7
Accrued expenses and other current liabilities	(35.7)	10.0
Non-current income tax, net and other long-term liabilities	(7.4)	0.7
Total adjustments	52.3	41.1
Net cash provided by operating activities	106.9	91.6
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(3.7)	(154.0)
Capital expenditures	(13.1)	(8.9)
Proceeds from the sale of fixed assets	5.3	—
Escrow payment related to an assumed obligation of an acquired business	—	(21.7)
Net cash used in investing activities	(11.5)	(184.6)
Cash flows from financing activities:
Borrowings of debt	1,349.1	1,249.4
Repayments of debt	(1,342.4)	(997.2)
Payments of senior revolving credit facility and senior term loan facility loan costs	(3.4)	—
Dividends paid on common stock	(2.6)	(2.6)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	0.9	0.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4.0)	(2.8)
Net cash (used in) provided by financing activities	(2.4)	247.3
Effect of exchange rate changes on cash and cash equivalents	(4.3)	0.1
Net increase in cash and cash equivalents	88.7	154.4
Cash and cash equivalents, as of beginning of period	302.3	292.1
Cash and cash equivalents, as of end of period	$391.0	$446.5

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2 million as of March 31, 2015 and $2.6 million as of March 31, 2014.

The proceeds from the sale of fixed assets for the three months ended March 31, 2015 were in connection with a sale-leaseback arrangement.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

For the Three Months ended
March 31, 2014
Assets acquired, net of cash	$451.7

Liabilities assumed	$297.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2014 10‑K Report.

Goodwill

During the first three months of 2015, we increased land segment goodwill by $1.0 million as a result of a reduction in identifiable intangible assets and an increase in property and equipment and reduced aviation segment goodwill by $1.9 million as a result of a reduction in purchase price based on our ongoing fair value assessment of certain of our 2014 acquisitions.  Additionally, we had goodwill decreases of $5.9 million, $2.6 million and $0.8 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our land, aviation and marine segments, respectively.

Recent Accounting Pronouncements

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Consolidation: Amendments to the Consolidation Analysis.  In February 2015, the FASB issued an ASU which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued an ASU which eliminates from generally accepted accounting principles in the United States the concept of extraordinary items. This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  In August 2014, the FASB issued an ASU which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.

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

Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. This update became effective at the beginning of our 2015 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

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

Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In April 2014, the FASB issued an ASU which changes the criteria for reporting discontinued operations and enhances disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. This update became effective at the beginning of our 2015 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

2.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  We believe the carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $700.8 million and $689.9 million as of March 31, 2015 and December 31, 2014, respectively, and our notes receivable of $8.2 million and $7.0 million as of March 31, 2015 and December 31, 2014, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of March 31, 2015
Assets:
Commodity contracts	$207.3	$377.4	$1.3	$586.0	$(351.0)	$235.0
Foreign currency contracts	—	17.6	—	17.6	(5.1)	12.5
Cash surrender value of life insurance	—	2.3	—	2.3	—	2.3
Total	$207.3	$397.3	$1.3	$605.9	$(356.1)	$249.8
Liabilities:
Commodity contracts	$339.2	$228.4	$0.3	$567.9	$(526.1)	$41.8
Foreign currency contracts	—	5.1	—	5.1	(5.1)	—
Inventories	—	5.8	—	5.8	—	5.8
Total	$339.2	$239.3	$0.3	$578.8	$(531.2)	$47.6

As of December 31, 2014
Assets:
Commodity contracts	$173.7	$495.6	$4.2	$673.5	$(368.0)	$305.5
Foreign currency contracts	—	21.8	—	21.8	(12.0)	9.8
Cash surrender value of life insurance	—	2.2	—	2.2	—	2.2
Total	$173.7	$519.6	$4.2	$697.5	$(380.0)	$317.5
Liabilities:
Commodity contracts	$306.4	$329.9	$1.3	$637.6	$(595.6)	$42.0
Foreign currency contracts	—	12.0	—	12.0	(12.0)	—
Inventories	—	22.9	—	22.9	—	22.9
Total	$306.4	$364.8	$1.3	$672.5	$(607.6)	$64.9

The cash surrender value of life insurance is in connection with the non-qualified deferred compensation plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	March 31, 2015	December 31, 2014
Commodity Contracts
Assets:
Short-term derivative assets, net	$221.4	$294.3
Identifiable intangible and other non-current assets	13.6	11.2
Total net assets	$235.0	$305.5

Liabilities:
Accrued expenses and other current liabilities	$39.3	$41.3
Other long-term liabilities	2.5	0.7
Total net liabilities	$41.8	$42.0

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$11.5	$9.3
Identifiable intangible and other non-current assets	1.0	0.5
Total net assets	$12.5	$9.8

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

As of March 31, 2015, we had $257.4 million of cash collateral deposits held by financial counterparties, of which $207.1 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $50.3 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of March 31, 2015, we have offset $32.0 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2014, we had $301.0 million of cash collateral deposits held by financial counterparties, of which $274.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $26.7 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2014, we have offset $46.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains Included in Earnings	Settlements	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains Included in Earnings

Three months ended March 31, 2015
Assets:
Commodity contracts	$4.2	$0.8	$3.7	$1.3	$(0.4)	Revenue
Liabilities:
Commodity contracts	$1.3	$0.5	$0.5	$0.3	$0.8	Cost of revenue

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

3.Derivatives

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

As of March 31, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	4.4	BBL	$56.203	$1.500	$6.6

Non-Designated	2015	Commodity contracts (long)	44.1	BBL	$54.721	$(9.880)	$(435.7)
	2015	Commodity contracts (short)	34.9	BBL	70.043	13.169	459.6
	2016	Commodity contracts (long)	6.8	BBL	49.795	(5.382)	(36.6)
	2016	Commodity contracts (short)	4.3	BBL	69.663	5.512	23.7
	2017	Commodity contracts (long)	0.2	BBL	39.786	(5.000)	(1.0)
	2017	Commodity contracts (short)	0.2	BBL	42.019	6.000	1.2
	2018	Commodity contracts (short)	0.1	BBL	83.997	3.000	0.3
	2015	Foreign currency contracts	0.5	AUD	0.784	0.200	0.1
	2015	Foreign currency contracts	27.9	CAD	1.239	0.061	1.7
	2015	Foreign currency contracts	15.7	DKK	6.664	0.006	0.1
	2015	Foreign currency contracts	25.1	EUR	1.136	0.124	3.1
	2015	Foreign currency contracts	59.7	GBP	1.545	0.090	5.4
	2015	Foreign currency contracts	123.8	MXN	15.004	(0.002)	(0.2)
	2015	Foreign currency contracts	35.3	RON	3.943	0.017	0.6
	2015	Foreign currency contracts	53.8	ZAR	11.935	0.002	0.1
	2016	Foreign currency contracts	21.7	GBP	1.554	0.065	1.4
	2017	Foreign currency contracts	1.4	GBP	1.610	0.143	0.2
							$24.0

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
		March 31,	December 31,
	Balance Sheet Location	2015	2014
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$9.0	$18.8
Commodity contracts	Accrued expenses and other current liabilities	2.8	4.7
		11.8	23.5
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	355.3	399.0
Commodity contracts	Identifiable intangible and other non-current assets	14.1	12.1
Commodity contracts	Accrued expenses and other current liabilities	198.8	234.1
Commodity contracts	Other long-term liabilities	6.0	4.8
Foreign currency contracts	Short-term derivative assets, net	16.6	21.3
Foreign currency contracts	Identifiable intangible and other non-current assets	1.0	0.5
		591.8	671.8
		$603.6	$695.3

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4.8	$1.0
Commodity contracts	Accrued expenses and other current liabilities	0.4	0.7
		5.2	1.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	106.1	76.0
Commodity contracts	Identifiable intangible and other non-current assets	0.5	0.6
Commodity contracts	Accrued expenses and other current liabilities	439.0	530.0
Commodity contracts	Other long-term liabilities	17.1	29.3
Foreign currency contracts	Short-term derivative assets, net	5.1	12.0
		567.8	647.9
		$573.0	$649.6

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized				Realized and Unrealized
Derivative Instruments	Location	Gain		Hedged Items	Location	Loss
		2015	2014			2015	2014
Three months ended March 31,
Commodity contracts	Cost of revenue	$4.0	$0.4	Inventories	Cost of revenue	$(0.5)	$(7.6)

There were no gains or losses for the three months ended March 31, 2015 and 2014 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during the three months ended March 31, 2015 and 2014.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2015	2014

Three months ended March 31,
Commodity contracts	Revenue	$20.6	$6.9
Commodity contracts	Cost of revenue	(11.7)	9.6
Foreign currency contracts	Revenue	3.9	(0.3)
Foreign currency contracts	Other income, net	9.2	(0.7)
		$22.0	$15.5

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of March 31, 2015, the net liability position for such contracts is $73.3 million, the collateral posted is $57.5 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $15.8  million.  As of December 31, 2014, the net liability position for such contracts is $111.7 million, the collateral posted is $89.4 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $22.3 million.

4.Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest (expense) income, and other financing costs, net, for the periods presented (in millions):

	For the Three Months ended
	March 31,
	2015	2014
Interest income	$1.2	$1.6
Interest expense and other financing costs	(8.5)	(6.0)
	$(7.3)	$(4.4)

t

5.Commitments and Contingencies

Legal Matters

Lac-Megantic, Quebec

As previously disclosed in “Note 7 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in our 2014 10-K Report, various lawsuits have been filed against us and other third parties related to the July 2013 train derailment in Lac-Mégantic, Quebec.  The Trustee for Montreal, Maine and Atlantic Railway’s (“MMA”) U.S. bankruptcy estate (the “Trustee”) and the monitor in MMA’s Canadian bankruptcy continue to discuss a global settlement with various parties, including us, and such discussions are ongoing.  Although amounts to settle have been proffered to us in the course of discussions, to date such offers have been informal, not fully defined, or varied significantly in terms of scope and substance.  In addition, the settlement discussions have involved multiple parties whose support for the various offers has been uncertain.  Accordingly, we are unable to provide information at this time that we believe would enable investors to reasonably assess the significance of these offers or their bearing on the probability, timing or range of any potential settlement.  While we continue to actively discuss a potential settlement to resolve the outstanding claims against us, the settlement discussions may not ultimately result in an agreement.

The Trustee and the Canadian debtor have each filed proposed bankruptcy plans (in the U.S. and Canada, respectively) that seek to implement settlements reached to date with other parties. Prior to becoming effective, the proposed bankruptcy plans will need to be approved by the requisite creditors in both the U.S. and Canadian bankruptcies, such as plaintiffs in the class action and the Quebec provincial government.  Thereafter, if so approved, the plans will be submitted to the respective bankruptcy courts for approval.  The bankruptcy plans may also be challenged by third parties objecting to the plans and, therefore, approval of the plans and the related timing is uncertain.  The bankruptcy plans may be amended at any time prior to their effective date to include additional settlements.  For additional information regarding legal proceedings related to the train derailment, see our 2014 10-K Report and Part II — Item 1 of this 10-Q Report.

In light of the facts, circumstances and other information available to us at this time, we are currently unable to determine the probability of loss, or reasonably estimate a range of potential losses related to the proceedings arising from the train derailment. Accordingly, we have not made any provision for these potential losses in our consolidated financial statements.  However, based on estimated losses related to the value of the tank cars involved in the incident, as well as legal and other costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $42.2 million.  We believe that a substantial portion of these liabilities are covered by insurance and have recorded total receivables of $39.1 million. As of March 31, 2015, the remaining unpaid liabilities of $16.3 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $29.4 million is included in other current assets in the accompanying consolidated balance sheets.

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

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2015, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

Termination of Employment Agreement

On March 13, 2015, we agreed with Mr. Michael S. Clementi that he would retire from his position as Aviation Segment President, effective March 16, 2015.  In connection with the termination of his employment agreement, we recorded a charge totaling $3.8 million in March 2015, which included non-cash expenses of $0.8 million related to previously awarded stock compensation. As of March 31, 2015, $1.0 million of the cash portion of the termination of the employment agreement charge was included in accrued expenses and other current liabilities and $2.0 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

6.Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Our other comprehensive (loss) income,  consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar was as follows (in millions):

Accumulated
Other
Comprehensive
Loss
Balance as of December 31, 2014	$(60.2)
Other comprehensive loss	(33.8)
Less: Net other comprehensive income attributable to noncontrolling interest	2.2
Balance as of March 31, 2015	$(96.2)

Balance as of December 31, 2013	$(29.3)
Other comprehensive income	3.5
Balance as of March 31, 2014	$(25.8)

The foreign currency translation adjustment losses for the three months ended March 31, 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.  The foreign currency translation adjustment gains for the three months ended March 31, 2014 were primary due to the strengthening of the Brazilian Real as compared to the U.S dollar.

7.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended
	March 31,
	2015	2014
Income tax provision	$9.9	$11.3

Effective income tax rate	15.3%	18.3%

Our provision for income taxes for each of the three-month periods ended March 31, 2015 and 2014 was calculated based on the estimated annual effective income tax rate for the full 2015 and 2014 fiscal years. The actual effective income tax rate for the full 2015 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $2.3 million and $ 1.9 million for the three months ended March 31, 2015 and 2014, respectively.  The impact of the income tax concession on basic earnings per common share was $0.03 for the three months ended March 31, 2015 and 2014, respectively.  On a diluted earnings per common share basis, the impact was $0.03 for the three months ended March 31, 2015 and 2014, respectively.

8.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months ended
	March 31,
	2015	2014
Numerator:
Net income attributable to World Fuel	$55.6	$50.7

Denominator:
Weighted average common shares for basic earnings per common share	70.7	70.7
Effect of dilutive securities	0.7	0.7
Weighted average common shares for diluted earnings per common share	71.4	71.4

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.9	0.5

Basic earnings per common share	$0.79	$0.72

Diluted earnings per common share	$0.78	$0.71

9.Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) in our land segment commencing on March 7, 2014, its acquisition date, and (ii) the results of the acquisition of all of the outstanding stock of Colt International, L.L.C (“Colt”) in our aviation segment commencing on July 29, 2014, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months ended
	March 31,
Revenue:	2015	2014
Aviation segment	$2,897.0	$4,249.8
Marine segment	2,320.7	3,480.2
Land segment	2,123.0	2,820.9
	$7,340.7	$10,550.9

Gross profit:
Aviation segment	$82.9	$68.9
Marine segment	53.9	47.8
Land segment	78.6	71.3
	$215.4	$188.0

Income from operations:
Aviation segment	$27.8	$30.1
Marine segment	26.1	21.0
Land segment	31.8	26.5
	85.7	77.6
Corporate overhead - unallocated	14.2	13.3
	$71.5	$64.3

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	March 31,	December 31,
	2015	2014
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7.2 and $7.9 as of March 31, 2015 and December 31, 2014, respectively	$653.2	$686.5
Marine segment, net of allowance for bad debt of $8.4 as of March 31, 2015 and December 31, 2014, respectively	870.6	974.0
Land segment, net of allowance for bad debt of $9.7 and $9.4 as of March 31, 2015 and December 31, 2014, respectively	678.5	647.4
	$2,202.3	$2,307.9

Total assets:
Aviation segment	$1,656.3	$1,635.4
Marine segment	1,349.1	1,483.1
Land segment	1,570.7	1,570.6
Corporate	211.9	190.9
	$4,788.0	$4,880.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2014 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in “Item 1A — Risk Factors” of our 2014 10-K Report.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;
•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	the impact of the Lac-Mégantic derailment and related matters;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2014 10-K Report and those described from time to time in our other filings with the SEC.

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

Overview

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, lubricants, natural gas, electricity and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers as well as engage in crude oil marketing activities.  In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

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

We may experience decreases in future sales volumes and margins as a result of the ongoing deterioration in the world economy, the decline of the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Eastern Europe, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.  In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations.  Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A — Risk Factors” of our 2014 10-K Report.

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

Results of Operations

Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) in our land segment commencing on March 7, 2014, its acquisition date, and (ii) the results of the acquisition of all of the outstanding stock of Colt International, L.L.C (“Colt”) in our aviation segment commencing on July 29, 2014, its acquisition date.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue.  Our revenue for the first quarter of 2015 was $7.3 billion, a decrease  of $3.2 billion, or 30.4%, as compared to the first quarter of 2014.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2015	2014	$ Change

Aviation segment	$2,897.0	$4,249.8	$(1,352.8)
Marine segment	2,320.7	3,480.2	(1,159.5)
Land segment	2,123.0	2,820.9	(697.9)
	$7,340.7	$10,550.9	$(3,210.2)

Our aviation segment revenue for the first quarter of 2015 was $2.9 billion, a decrease of $1.4 billion, or 31.8%, as compared to the first quarter of 2014.  Of the decrease in aviation segment revenue, $1.8 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first quarter of 2015 as compared to the first quarter of 2014, which was partially offset by $0.4 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for the first quarter of 2015 was $2.3 billion, a decrease of $1.2 billion, or 33.3%, as compared to the first quarter of 2014.  Of the decrease in marine segment revenue, $2.1 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first quarter of 2015 as compared to the first quarter of 2014, which was partially offset by $0.9 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for the first quarter of 2015 was $2.1 billion, a decrease of $0.7 billion, or 24.7%, as compared to the first quarter of 2014.  Of the decrease in land segment revenue, $1.2 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the first quarter of 2015 as compared to the first quarter of 2014, which was partially offset by $0.5 billion principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first quarter of 2015 was $215.4 million, an increase of $27.4 million, or 14.6%, as compared to the first quarter of 2014.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2015	2014	$ Change

Aviation segment	$82.9	$68.9	$14.0
Marine segment	53.9	47.8	6.1
Land segment	78.6	71.3	7.3
	$215.4	$188.0	$27.4

Our aviation segment gross profit for the first quarter of 2015 was $82.9 million, an increase of $14.0 million, or 20.3%, as compared to the first quarter of 2014. Of the increase in aviation segment gross profit, $9.2 million was due to gross profit from acquired businesses and $5.4 million was due to increased volume attributable to new and existing customers. This increase was partially offset by $0.6 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for the first quarter of 2015 was $53.9 million, an increase of $6.1 million, or 12.8%, as compared to the first quarter of 2014.  Of the increase in marine segment gross profit, $13.1 million was due to increased volume attributable to new and existing customers, which was partially offset by $7.0 million in lower gross profit per metric ton sold due to fluctuations in customer mix.

Our land segment gross profit for the first quarter of 2015 was $78.6 million, an increase of $7.3 million, or  10.2%, as compared to the first quarter of 2014.  Of the increase in land segment gross profit, $16.2 million was due to gross profit from acquired businesses and $5.5 million was due to increased volume attributable to new and existing customers. This increase was partially offset by $14.4 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for the first quarter of 2015 were $143.9 million, an increase of $20.2 million, or 16.3%, as compared to the first quarter of 2014.  The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2015	2014	$ Change

Compensation and employee benefits	$88.6	$71.1	$17.5
Provision for bad debt	1.3	1.1	0.2
General and administrative	54.0	51.5	2.5
	$143.9	$123.7	$20.2

Of the $17.5 million increase in compensation and employee benefits, $10.0 million was due to the inclusion of expenses from acquired businesses, $4.2 million due to increased compensation expenses to support our growing global business and $3.3 million related to the termination of the employment agreement of our former Aviation Segment President.   The $2.5 million increase in general and administrative expenses was principally due to expenses related to acquired businesses.

Income from Operations.  Our income from operations for the first quarter of 2015 was $71.5 million, an increase of $7.2 million, or 11.2%, as compared to the first quarter of 2014.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2015	2014	$ Change

Aviation segment	$27.8	$30.1	$(2.3)
Marine segment	26.1	21.0	5.1
Land segment	31.8	26.5	5.3
	85.7	77.6	8.1
Corporate overhead - unallocated	14.2	13.3	0.9
	$71.5	$64.3	$7.2

Our aviation segment income from operations for the first quarter of 2015 was $27.8 million, a decrease of $2.3 million, or 7.6%, as compared to the first quarter of 2014. This decrease resulted from a $16.3 million increase in operating expenses, which was partially offset by $14.0 million in higher gross profit. Of the increase in operating expenses, $9.0 million was related to the inclusion of acquired businesses and $3.8 million was related to the termination of the employment agreement of our former Aviation Segment President.

Our marine segment income from operations for the first quarter of 2015 was $26.1 million, an increase of $5.1 million, or 24.3%, as compared to the first quarter of 2014.  This increase resulted from $6.1 million in higher gross profit, which was partially offset by a $1.0 million increase in operating expenses.

Our land segment income from operations for the first quarter of 2015 was $31.8 million, an increase of $5.3 million, or 20.0%, as compared to the first quarter of 2014. This increase resulted from $7.3 million in higher gross profit, which was partially offset by a  $2.0 million increase in operating expenses.

Corporate overhead costs not charged to the business segments for the first quarter of 2015 were $14.2 million, an increase of $0.9 million, or 6.8%, as compared to the first quarter of 2014.

Non-Operating Expenses, net.  For the first quarter of 2015, we had non-operating expenses, net of $7.0 million, an increase of $4.5 million as compared to the first quarter of 2014. This increase was principally due to a $2.9 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first quarter of 2015 as compared to the first quarter of 2014 and a $0.7 million change resulting from foreign currency exchange losses of $0.3 million for the first quarter of 2015 as compared to foreign currency exchange gains of $0.4 million for the first quarter of 2014.  The remaining increase of $0.9 million was principally due to a reduction of equity earnings in the first quarter of 2015 as compared to the first quarter of 2014.

Income Taxes.  For the first quarter of 2015, our effective income tax rate was 15.3% and our income tax provision was $9.9 million, as compared to an effective income tax rate of 18.3% and an income tax provision of $11.3 million for the first quarter of 2014.  The lower effective income tax rate for the first quarter of 2015 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first quarter of 2014.

Net Loss Attributable to Noncontrolling Interest.  For the first quarter of 2015, net loss attributable to noncontrolling interest was $1.0 million, a decrease of $0.8 million as compared to the first quarter of 2014.

Net Income and Diluted Earnings per Common Share.  Our net income for the first quarter of 2015 was $55.6 million, an increase of $4.9 million, or 9.7%, as compared to the first quarter of 2014. Diluted earnings per common share for the first quarter of 2015 was $0.78 per common share, an increase of $0.07 per common share, or 9.9%, as compared to the first quarter of 2014.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the first quarter of 2015 was $65.0 million, an increase of $6.5 million, or 11.1%, as compared to the first quarter of 2014. Non-GAAP diluted earnings per common share for the first quarter of 2015 was $0.91 per common share, an increase of $0.08 per common share, or 9.6%, as compared to the first quarter of 2014. The following table sets forth the reconciliation between our net income and non-GAAP net income for the first quarter of 2015 and 2014 (in millions):

	For the Three Months ended
	March 31,
	2015	2014
Net income attributable to World Fuel	$55.6	$50.7
Share-based compensation expense, net of income taxes of $1.1 and $1.3 for 2015 and 2014, respectively	2.3	2.7
Intangible asset amortization expense, net of income taxes of $1.7 and $2.0 for 2015 and 2014, respectively	3.7	4.0
Deferred revenue purchase accounting adjustment, net of income taxes of $0.4	1.1	—
Expenses related to the acquisition of Watson Petroleum	—	1.1
Termination of employment agreement, net of income taxes of $1.5	2.3	—
Non-GAAP net income attributable to World Fuel	$65.0	$58.5

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first quarter of 2015 and 2014:

	For the Three Months ended
	March 31,
	2015	2014
Diluted earnings per common share	$0.78	$0.71
Share-based compensation expense, net of income taxes	0.03	0.04
Intangible asset amortization expense, net of income taxes	0.05	0.06
Deferred revenue purchase accounting adjustment, net of income taxes	0.02	—
Expenses related to the acquisition of Watson Petroleum	—	0.02
Termination of employment agreement, net of income taxes	0.03	—
Non-GAAP diluted earnings per common share	$0.91	$0.83

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, deferred revenue purchase accounting adjustments, expenses related to the acquisition of Watson Petroleum and the termination of an employment agreement primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to the acquisition of Watson Petroleum and the termination of an employment agreement are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value.  Although this acquisition accounting requirement has no impact on our business or cash flows, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. We believe that the exclusion of the deferred revenue purchase accounting adjustment is useful to investors as an additional means to reflect trends of our business and provides investors with financial information that facilitates comparison of both historical and future results.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2015 and 2014 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Three Months ended
	March 31,
	2015	2014
Net cash provided by operating activities	$106.9	$91.6
Net cash used in investing activities	(11.5)	(184.6)
Net cash (used in) provided by financing activities	(2.4)	247.3

Operating Activities.   For the three months ended March 31, 2015, net cash provided by operating activities was $106.9 million as compared to $91.6 million for the first three months of 2014. The $15.3 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities. For the three months ended March 31, 2015, net cash used in investing activities was $11.5 million as compared to $184.6 million for the first three months of 2014. The $173.1 million decrease in cash used in investing activities was principally due to the acquisition of Watson Petroleum in 2014.

Financing Activities.   For the three months ended March 31, 2015, net cash used in financing activities was $2.4 million as compared to net cash provided by financing activities of $247.3 million for the first three months of 2014. The $249.7 million change in cash provided by financing activities was principally due to decreased net borrowings under our Credit Facility in the first three months of 2015 as compared to the first three months of 2014.

Other Liquidity Measures

Cash and Cash Equivalents.  As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $391.0 million and $302.3 million, respectively. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans.  On January 30, 2015, we amended our Credit Facility to, among other things, increase the maximum availability under the Credit Facility from $1.10 billion to $1.26 billion and added a new $100.0 million term loan facility. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $330.0 million and $420.0 million as of March 31, 2015 and December 31, 2014, respectively. Our issued letters of credit under the Credit Facility totaled $9.8 million and $14.8 million as of March 31, 2015 and December 31, 2014, respectively.  We also had $339.6 million and $241.3 million in Term Loans outstanding as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, the unused portion of our Credit Facility was $920.2 million and $665.2 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2015, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2015 and December 31, 2014, our outstanding letters of credit and bank guarantees under these credit lines totaled $194.0 million and $211.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $375.0 million of our accounts receivable. As of March 31, 2015, we had sold accounts receivable of $136.7 million under the RPAs.

Short-Term Debt. As of March 31, 2015, our short-term debt of $21.4 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of March 31, 2015 (of which $65.9 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2014 to March 31, 2015.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2014 10-K Report.

Contractual Obligations

Derivative Obligations.  As of March 31, 2015, our net derivative obligations were $41.8 million, principally due within one year.

Purchase Commitment Obligations.  As of March 31, 2015, fixed purchase commitments under our derivative programs amounted to  $72.5 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of March 31, 2015, we had issued letters of credit and bank guarantees totaling $203.8 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of March 31, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	4.4	BBL	$56.203	$1.500	$6.6

Non-Designated	2015	Commodity contracts (long)	44.1	BBL	$54.721	$(9.880)	$(435.7)
	2015	Commodity contracts (short)	34.9	BBL	70.043	13.169	459.6
	2016	Commodity contracts (long)	6.8	BBL	49.795	(5.382)	(36.6)
	2016	Commodity contracts (short)	4.3	BBL	69.663	5.512	23.7
	2017	Commodity contracts (long)	0.2	BBL	39.786	(5.000)	(1.0)
	2017	Commodity contracts (short)	0.2	BBL	42.019	6.000	1.2
	2018	Commodity contracts (short)	0.1	BBL	83.997	3.000	0.3
	2015	Foreign currency contracts	0.5	AUD	0.784	0.200	0.1
	2015	Foreign currency contracts	27.9	CAD	1.239	0.061	1.7
	2015	Foreign currency contracts	15.7	DKK	6.664	0.006	0.1
	2015	Foreign currency contracts	25.1	EUR	1.136	0.124	3.1
	2015	Foreign currency contracts	59.7	GBP	1.545	0.090	5.4
	2015	Foreign currency contracts	123.8	MXN	15.004	(0.002)	(0.2)
	2015	Foreign currency contracts	35.3	RON	3.943	0.017	0.6
	2015	Foreign currency contracts	53.8	ZAR	11.935	0.002	0.1
	2016	Foreign currency contracts	21.7	GBP	1.554	0.065	1.4
	2017	Foreign currency contracts	1.4	GBP	1.610	0.143	0.2
							$24.0

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2014. Please refer to our 2014 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2015.

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

The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the “ME District Court”), where MMA’s bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the cases.  The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals.  On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.  On November 11, 2014, the Trustee for MMA’s U.S. bankruptcy estate (the “Trustee”) and plaintiffs moved to amend the consent order staying proceedings in the transferred cases to allow plaintiffs to file additional cases in other jurisdictions.  On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal and allowing plaintiffs to file additional cases.  We believe the plaintiffs’ claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs. The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. On February 24, 2015, the Superior Court of Quebec issued an order staying the class action proceedings in light of settlement agreements reached by several defendants with the Trustee and the monitor in MMA’s Canadian bankruptcy (the “Monitor”) .  On March 20, 2015, by terms of the order dated February 24, 2015, the stay was lifted in respect of all non-settling defendants, including us.  We believe these claims against us, certain of our subsidiaries, DPM and DPTS are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

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

On January 30, 2014, the Trustee filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  On May 29, 2014, we and our named subsidiaries filed an answer to the Trustee’s complaint.  On January 9, 2015, the Trustee filed an amended complaint in the adversary proceeding naming CPR and Irving Oil Limited as defendants.  Discovery in the case has commenced. We believe these claims against us and certain of our subsidiaries are without merit and intend to vigorously defend against such claims and pursue any and all defenses available.

The Trustee and the Monitor continue to discuss a global settlement with various parties, including us, and such discussions are ongoing.  Although amounts to settle have been proffered to us in the course of discussions, to date such offers have been informal, not fully defined, or varied significantly in terms of scope and substance.  In addition, the settlement discussions have involved multiple parties whose support for the various offers has been uncertain.  Accordingly, we are unable to provide information at this time that we believe would enable investors to reasonably assess the significance of these offers or their bearing on the probability, timing or range of any potential settlement.  While we continue to actively discuss a potential settlement to resolve the outstanding claims against us, the settlement discussions may not ultimately result in an agreement.

The Trustee and the Canadian debtor have each filed proposed bankruptcy plans (in the U.S. and Canada, respectively) that seek to implement settlements reached to date with other parties. Prior to becoming effective, the proposed bankruptcy plans will need to be approved by the requisite creditors in both the U.S. and Canadian bankruptcies, such as plaintiffs in the class action and the Quebec provincial government.  Thereafter, if so approved, the plans will be submitted to the respective bankruptcy courts for approval.  The bankruptcy plans may also be challenged by third parties objecting to the plans and, therefore, approval of the plans and the related timing is uncertain.  The bankruptcy plans may be amended at any time prior to their effective date to include additional settlements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2015 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
1/1/15 - 1/31/15	—	$—	—	$55,000
2/1/15 - 2/28/15	14	54.93	—	55,000
3/1/15 - 3/31/15	—	—	—	55,000
Total	14	$54.93	—	$55,000

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In May 2014, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $65.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of March 31, 2015,  $55.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer