Form 10-Q
period 2015-06-30
WORLD FUEL SERVICES CORP
filed 2015-07-30
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The registrant had a total of 71,778,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 23, 2015.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K Report”). World Fuel Services Corporation (the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “World Fuel,” “we,” “our” and “us.”

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$489.7	$302.3
Accounts receivable, net	2,358.2	2,307.4
Inventories	450.8	437.6
Prepaid expenses	62.0	76.9
Short-term derivative assets, net	129.3	303.6
Other current assets	392.5	246.6
Total current assets	3,882.5	3,674.4

Property and equipment, net	212.4	203.4
Goodwill	650.3	651.9
Identifiable intangible and other non-current assets	357.3	350.4
Total assets	$5,102.5	$4,880.1

Liabilities:
Current liabilities:
Short-term debt	$22.2	$17.9
Accounts payable	1,897.4	1,850.1
Customer deposits	94.3	138.8
Accrued expenses and other current liabilities	302.2	232.6
Total current liabilities	2,316.1	2,239.4

Long-term debt	751.6	672.0
Non-current income tax liabilities, net	112.5	84.5
Other long-term liabilities	22.2	19.3
Total liabilities	3,202.4	3,015.2

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 71.8 and 72.1 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	468.9	496.4
Retained earnings	1,495.5	1,418.5
Accumulated other comprehensive loss	(74.5)	(60.2)
Total World Fuel shareholders' equity	1,890.6	1,855.4
Noncontrolling interest equity	9.5	9.5
Total equity	1,900.1	1,864.9
Total liabilities and equity	$5,102.5	$4,880.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited – In millions, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$8,496.4	$11,342.5	$15,837.1	$21,893.4
Cost of revenue	8,306.0	11,151.0	15,431.3	21,513.9
Gross profit	190.4	191.5	405.8	379.5
Operating expenses:
Compensation and employee benefits	87.5	77.4	176.2	148.4
Provision for bad debt	2.3	1.2	3.6	2.3
General and administrative	59.0	53.1	113.0	104.7
	148.8	131.7	292.8	255.4
Income from operations	41.6	59.8	113.0	124.1
Non-operating expenses, net:
Interest expense and other financing costs, net	(6.4)	(4.7)	(13.7)	(9.0)
Other (expense) income, net	(1.6)	1.5	(1.3)	3.3
	(8.0)	(3.2)	(15.0)	(5.7)
Income before income taxes	33.6	56.6	98.0	118.4
Provision for income taxes	5.2	10.2	15.1	21.5
Net income including noncontrolling interest	28.4	46.4	82.9	96.9
Net loss attributable to noncontrolling interest	(1.5)	(1.8)	(2.6)	(2.1)
Net income attributable to World Fuel	$29.9	$48.2	$85.5	$99.0

Basic earnings per common share	$0.42	$0.68	$1.21	$1.40

Basic weighted average common shares	70.7	70.8	70.7	70.8

Diluted earnings per common share	$0.42	$0.68	$1.20	$1.39

Diluted weighted average common shares	71.2	71.4	71.3	71.4

Comprehensive income:
Net income including noncontrolling interest	$28.4	$46.4	$82.9	$96.9
Other comprehensive income (loss):
Foreign currency translation adjustments	22.0	5.4	(11.8)	8.9
Other comprehensive income (loss)	22.0	5.4	(11.8)	8.9
Comprehensive income including noncontrolling interest	50.4	51.8	71.1	105.8
Comprehensive loss attributable to noncontrolling interest	(1.2)	(1.8)	(0.1)	(2.1)
Comprehensive income attributable to World Fuel	$51.6	$53.6	$71.2	$107.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In millions)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	ParValue	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,418.5	$(60.2)	$1,855.4	$9.5	$1,864.9
Net income (loss)	—	—	—	85.5	—	85.5	(2.6)	82.9
Cash dividends declared	—	—	—	(8.5)	—	(8.5)	—	(8.5)
Amortization of share-based payment awards	—	—	8.1	—	—	8.1	—	8.1
Issuance of common stock related to share-based payment awards including income tax benefit of $1.5	0.3	—	1.5	—	—	1.5	—	1.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(7.0)	—	—	(7.0)	—	(7.0)
Purchases of common stock	(0.5)	—	(30.0)	—	—	(30.0)	—	(30.0)
Other comprehensive (loss) income	—	—	—	—	(14.3)	(14.3)	2.5	(11.8)
Other	—	—	(0.1)	—	—	(0.1)	0.1	—
Balance as of June 30, 2015	71.8	$0.7	$468.9	$1,495.5	$(74.5)	$1,890.6	$9.5	$1,900.1

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2013	71.9	$0.7	$495.2	$1,207.3	$(29.3)	$1,673.9	$5.0	$1,678.9
Net income (loss)	—	—	—	99.0	—	99.0	(2.1)	96.9
Cash dividends declared	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Initial noncontrolling interest upon acquisition of joint venture	—	—	—	—	—	—	2.0	2.0
Amortization of share-based payment awards	—	—	6.9	—	—	6.9	—	6.9
Issuance of common stock related to share-based payment awards, including income tax benefit of $0.8	0.4	—	0.8	—	—	0.8	—	0.8
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.3)	—	—	(4.3)	—	(4.3)
Other comprehensive income	—	—	—	—	8.9	8.9	—	8.9
Balance as of June 30, 2014	72.3	$0.7	$498.6	$1,301.0	$(20.4)	$1,779.9	$4.9	$1,784.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In millions)

	For the Six Months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interest	$82.9	$96.9
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	28.5	27.1
Provision for bad debt	3.6	2.3
Share-based payment award compensation costs	8.4	7.7
Deferred income tax (benefit) provision	(0.4)	8.9
Extinguishment of liabilities	(5.3)	(2.9)
Foreign currency losses, net	14.6	2.8
Other	1.4	(4.4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(51.9)	(159.6)
Inventories	(17.2)	(25.2)
Prepaid expenses	6.6	13.8
Short-term derivative assets, net	165.5	(15.1)
Other current assets	(117.8)	(32.9)
Cash collateral with financial counterparties	149.2	(1.2)
Other non-current assets	7.9	(2.5)
Accounts payable	50.8	121.5
Customer deposits	(42.0)	61.0
Accrued expenses and other current liabilities	(91.0)	3.8
Non-current income tax, net and other long-term liabilities	(16.0)	—
Total adjustments	94.9	5.1
Net cash provided by operating activities	177.8	102.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(6.5)	(164.2)
Capital expenditures	(21.9)	(20.0)
Proceeds from the sale of fixed assets	5.3	—
Escrow payment related to an assumed obligation of an acquired business	—	(21.7)
Purchase of investments	(0.9)	(1.1)
Repayment of notes receivable	—	0.2
Net cash used in investing activities	(24.0)	(206.8)
Cash flows from financing activities:
Borrowings of debt	2,601.0	2,977.3
Repayments of debt	(2,520.5)	(2,760.4)
Payments of senior revolving credit facility and senior term loan facility loan costs	(3.4)	—
Dividends paid on common stock	(6.9)	(5.3)
Purchases of common stock	(30.0)	—
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1.5	0.8
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(7.0)	(4.2)
Net cash provided by financing activities	34.7	208.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.1
Net increase in cash and cash equivalents	187.4	104.5
Cash and cash equivalents, as of beginning of period	302.3	292.1
Cash and cash equivalents, as of end of period	$489.7	$396.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2 million as of June 30, 2015 and $2.7 million as of June 30, 2014.

The proceeds from the sale of fixed assets for the six months ended June  30, 2015 were in connection with a sale-leaseback arrangement.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

For the Six Months ended
June 30, 2014
Assets acquired, net of cash	$454.5

Liabilities assumed	$297.4

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

The following presents the unaudited pro forma results for 2014 as if the 2014 acquisitions had been completed on January 1, 2013 (in thousands, except per share data):

For the Six Months ended
June 30, 2014
(pro forma)

Revenue	$22,320.9

Net income attributable to World Fuel	$100.9

Earnings per common share:
Basic	$1.43
Diluted	$1.41

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2014 10‑K Report.

Goodwill

During the first six months of 2015, we increased land segment goodwill by $1.0 million as a result of a reduction in identifiable intangible assets and an increase in property and equipment and reduced aviation segment goodwill by $5.2 million as a result of an increase in identifiable intangible assets and deferred tax liabilities and a reduction in purchase price based on our ongoing fair value assessment of certain of our 2014 acquisitions.  Additionally, we had a goodwill increase of $0.6 million and goodwill decreases of $1.5 million and $0.7 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our land, aviation and marine segments, respectively.

Recent Accounting Pronouncements

Inventory: Simplifying the Measurement of Inventory. In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost and net realizable value rather than the lower of cost or market.  This update is effective at the beginning of our 2017 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued an ASU which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is effective at the beginning of our 2016 fiscal year.  We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

Revenue from Contracts with Customers.  In May 2014, the FASB issued an ASU which provides guidance for revenue recognition for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The ASU will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States when it becomes effective. This update is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $773.8 million and $689.9 million as of June 30, 2015 and December 31, 2014, respectively, and our notes receivable of $8.5 million and $7.0 million as of June 30, 2015 and December 31, 2014, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of June 30, 2015
Assets:
Commodity contracts	$97.2	$393.2	$0.5	$490.9	$(355.1)	$135.8
Foreign currency contracts	—	6.0	—	6.0	(5.6)	0.4
Cash surrender value of life insurance	—	2.5	—	2.5	—	2.5
Total	$97.2	$401.7	$0.5	$499.4	$(360.7)	$138.7
Liabilities:
Commodity contracts	$168.0	$296.4	$0.4	$464.8	$(433.8)	$31.0
Foreign currency contracts	—	8.6	—	8.6	(5.6)	3.0
Inventories	—	3.1	—	3.1	—	3.1
Total	$168.0	$308.1	$0.4	$476.5	$(439.4)	$37.1

As of December 31, 2014
Assets:
Commodity contracts	$173.7	$495.6	$4.2	$673.5	$(368.0)	$305.5
Foreign currency contracts	—	21.8	—	21.8	(12.0)	9.8
Cash surrender value of life insurance	—	2.2	—	2.2	—	2.2
Total	$173.7	$519.6	$4.2	$697.5	$(380.0)	$317.5
Liabilities:
Commodity contracts	$306.4	$329.9	$1.3	$637.6	$(595.6)	$42.0
Foreign currency contracts	—	12.0	—	12.0	(12.0)	—
Inventories	—	22.9	—	22.9	—	22.9
Total	$306.4	$364.8	$1.3	$672.5	$(607.6)	$64.9

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

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	June 30, 2015	December 31, 2014
Commodity Contracts
Assets:
Short-term derivative assets, net	$129.0	$294.3
Identifiable intangible and other non-current assets	6.8	11.2
Total net assets	$135.8	$305.5

Liabilities:
Accrued expenses and other current liabilities	$29.4	$41.3
Other long-term liabilities	1.6	0.7
Total net liabilities	$31.0	$42.0

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$0.3	$9.3
Identifiable intangible and other non-current assets	0.1	0.5
Total net assets	$0.4	$9.8

Liabilities:
Accrued expenses and other current liabilities	$2.7	$—
Other long-term liabilities	0.3	—
Total net liabilities	$3.0	$—

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

As of June  30, 2015, we had $151.8 million of cash collateral deposits held by financial counterparties, of which $96.9 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $54.9 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of June  30, 2015, we have offset $18.2 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2014, we had $301.0 million of cash collateral deposits held by financial counterparties, of which $274.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $26.7 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2014, we have offset $46.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains (Losses)Included in Earnings
Three months ended June 30, 2015
Assets:
Commodity contracts	$1.3	$—	$0.8	$0.5	$0.4	Revenue
Liabilities:
Commodity contracts	$0.3	$(0.1)	$—	$0.4	$(0.1)	Cost of revenue
Three months ended June 30, 2014
Assets:
Commodity contracts	$—	$5.8	$—	$5.8	$5.8	Revenue
Six months ended June 30, 2015
Assets:
Commodity contracts	$4.2	$0.8	$4.5	$0.5	$—	Revenue
Liabilities:
Commodity contracts	$1.3	$0.4	$0.5	$0.4	$0.7	Cost of revenue
Six months ended June 30, 2014
Assets:
Commodity contracts	$—	$5.8	$—	$5.8	$5.8	Revenue

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

As of June 30, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	5.4	BBL	$53.090	$0.611	$3.3
	2016	Commodity contracts for inventory hedging	0.1	BBL	82.308	1.000	0.1
							$3.4

Non-Designated	2015	Commodity contracts (long)	32.5	BBL	$48.561	$(2.025)	$(65.8)
	2015	Commodity contracts (short)	28.6	BBL	61.486	3.238	92.6
	2016	Commodity contracts (long)	10.6	BBL	47.520	(1.311)	(13.9)
	2016	Commodity contracts (short)	8.0	BBL	59.020	1.150	9.2
	2017	Commodity contracts (long)	0.3	BBL	28.350	(1.333)	(0.4)
	2017	Commodity contracts (short)	0.4	BBL	28.570	1.750	0.7
	2018	Commodity contracts (short)	0.1	BBL	84.000	3.000	0.3
	2015	Foreign currency contracts	18.4	AUD	0.774	(0.005)	(0.1)
	2015	Foreign currency contracts	61.5	CAD	1.235	0.005	0.3
	2015	Foreign currency contracts	1,898.3	CLP	626.065	0.000	0.1
	2015	Foreign currency contracts	40,853.2	COP	2,516.788	(0.000)	(0.1)
	2015	Foreign currency contracts	52.4	EUR	1.105	(0.011)	(0.6)
	2015	Foreign currency contracts	137.5	GBP	1.550	(0.011)	(1.5)
	2015	Foreign currency contracts	2,372.2	MXN	15.371	(0.000)	(0.3)
	2015	Foreign currency contracts	33.0	SEK	8.566	0.003	0.1
	2015	Foreign currency contracts	65.7	SGD	1.345	(0.002)	(0.1)
	2015	Foreign currency contracts	120.2	ZAR	12.201	0.001	0.1
	2016	Foreign currency contracts	27.3	GBP	1.552	(0.018)	(0.5)
							$20.1

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$5.0	$18.8
Commodity contracts	Accrued expenses and other current liabilities	0.8	4.7
		5.8	23.5
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	272.6	399.0
Commodity contracts	Identifiable intangible and other non-current assets	8.9	12.1
Commodity contracts	Accrued expenses and other current liabilities	200.3	234.1
Commodity contracts	Other long-term liabilities	3.3	4.8
Foreign currency contracts	Short-term derivative assets, net	1.6	21.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.1	0.5
Foreign currency contracts	Accrued expenses and other current liabilities	4.2	—
Foreign currency contracts	Other long-term liabilities	0.1	—
		491.1	671.8
		$496.9	$695.3

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1.8	$1.0
Commodity contracts	Accrued expenses and other current liabilities	0.6	0.7
		2.4	1.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	128.9	76.0
Commodity contracts	Identifiable intangible and other non-current assets	1.9	0.6
Commodity contracts	Accrued expenses and other current liabilities	326.4	530.0
Commodity contracts	Other long-term liabilities	5.2	29.3
Foreign currency contracts	Short-term derivative assets, net	1.3	12.0
Foreign currency contracts	Accrued expenses and other current liabilities	6.9	—
Foreign currency contracts	Other long-term liabilities	0.4	—
		471.0	647.9
		$473.4	$649.6

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized				Realized and Unrealized
Derivative Instruments	Location	Loss		Hedged Items	Location	Gain (Loss)
		2015	2014			2015	2014

Three months ended June 30,
Commodity contracts	Cost of revenue	$(20.1)	$(2.1)	Inventories	Cost of revenue	$19.8	$(1.1)
Six months ended June 30,
Commodity contracts	Cost of revenue	$(16.1)	$(1.7)	Inventories	Cost of revenue	$19.3	$(8.6)

There were no gains or losses for the three and six months ended June 30, 2015 and 2014 that were excluded from the assessment of the effectiveness of our fair value hedges.

There were no cash flow hedging activities during the three and six months ended June 30, 2015 and 2014.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2015	2014

Three months ended June 30,
Commodity contracts	Revenue	$25.4	$17.2
Commodity contracts	Cost of revenue	(16.4)	(0.6)
Foreign currency contracts	Revenue	(5.2)	(1.0)
Foreign currency contracts	Other (expense) income, net	(4.2)	(2.6)
		$(0.4)	$13.0

Six months ended June 30,
Commodity contracts	Revenue	$46.0	$24.1
Commodity contracts	Cost of revenue	(28.1)	9.0
Foreign currency contracts	Revenue	(1.3)	(1.3)
Foreign currency contracts	Other (expense) income, net	5.0	(3.3)
		$21.6	$28.5

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of June 30, 2015, the net liability position for such contracts is $35.9 million, the collateral posted is $28.9 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $7.0  million.  As of December 31, 2014, the net liability position for such contracts is $111.7 million, the collateral posted is $89.4 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $22.3 million.

4.Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest (expense) income, and other financing costs, net, for the periods presented (in millions):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income	$1.3	$1.5	$2.6	$3.1
Interest expense and other financing costs	(7.7)	(6.2)	(16.3)	(12.1)
	$(6.4)	$(4.7)	$(13.7)	$(9.0)

t

5.Commitments and Contingencies

Legal Matters

Lac-Megantic, Quebec

As described in Part II — Item 1 of this 10-Q Report, various lawsuits have been filed against us and other third parties related to the July 2013 train derailment in Lac-Mégantic, Quebec (the “Derailment”).  On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee (the “Trustee”) for the U.S. bankruptcy estate of Montreal, Maine & Atlantic Railway, Ltd., Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the Derailment.  Under the terms of the Settlement Agreement, we will contribute US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the Derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we, as well as our former joint ventures, DPTS Marketing, LLC and Dakota Petroleum Transport Solutions, LLC and each of their affiliates (collectively, the “WFS Parties”), will receive the benefit of the global releases and injunctions set forth in the respective bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”). The effect of these global releases and injunctions will be to bar all claims which may exist now or in the future against the WFS Parties arising out of the Derailment, other than criminal claims which by law may not be released.

Neither the releases and injunctions set forth in the Plans nor our obligation to make the Settlement Payment will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan and confirming the U.S. Bankruptcy Plan is issued by the Canadian and U.S. bankruptcy courts, respectively, and each order becomes final and non-appealable (“Final Approval”).

The CCAA Plan has been approved by creditors and by the bankruptcy court in Canada.  The court order approving the CCAA Plan remains subject to potential appeal.  Creditors in the U.S. bankruptcy have not yet voted on the U.S. Bankruptcy Plan.  In addition, the U.S. bankruptcy court has not yet issued a ruling on the U.S. Bankruptcy Plan, which Plan remains subject to challenge by third parties.  As a result, Final Approval of the Plans and the related timing remain uncertain.  For additional information regarding legal proceedings related to the Derailment, see our 2014 10-K Report and Part II — Item 1 of this 10-Q Report.

Based on anticipated payments under the Settlement Agreement, the value of the tank cars involved in the incident, payments under settlement agreements with certain lessors as well as legal and other costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $158.7 million.  We believe that a substantial portion of these liabilities is covered by insurance and have recorded total receivables of $155.0 million. As of June 30, 2015, the remaining unpaid liabilities of $129.8 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $142.7 million is included in other current assets in the accompanying consolidated balance sheets.

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

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2015, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

Termination of Employment Agreement

On March 13, 2015, we agreed with Mr. Michael S. Clementi that he would retire from his position as Aviation Segment President, effective March 16, 2015.  In connection with the termination of his employment agreement, we recorded a charge totaling $3.8 million in March 2015, which included non-cash expenses of $0.8 million related to previously awarded stock compensation. As of June 30, 2015, $0.5 million of the cash portion of the termination of the employment agreement charge was included in accrued expenses and other current liabilities and $1.9 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

6.Shareholders’ Equity

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2015, we have $100.0 million available to repurchase shares under the share repurchase program.

Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss

Our other comprehensive (loss) income,  consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar was as follows (in millions):

Accumulated
Other
Comprehensive
Loss
Balance as of December 31, 2014	$(60.2)
Other comprehensive loss	(11.8)
Less: Net other comprehensive income attributable to noncontrolling interest	2.5
Balance as of June 30, 2015	$(74.5)

Balance as of December 31, 2013	$(29.3)
Other comprehensive income	8.9
Balance as of June 30, 2014	$(20.4)

The foreign currency translation adjustment losses for the six months ended June 30, 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.  The foreign currency translation adjustment gains for the six months ended June 30, 2014 were primarily due to the strengthening of the Brazilian Real and the British Pound as compared to the U.S dollar.

7.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Income tax provision	$5.2	$10.2	$15.1	$21.5

Effective income tax rate	15.5%	18.1%	15.4%	18.2%

Our provision for income taxes for each of the three-month and six-month periods ended June  30, 2015 and 2014 was calculated based on the estimated annual effective income tax rate for the full 2015 and 2014 fiscal years. The actual effective income tax rate for the full 2015 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.4 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and by $2.7 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively.   The impact of the income tax concession on basic earnings per common share was $0.01 and $0.03 for the three months ended June 30, 2015 and 2014, respectively, and $0.04 and $0.05 for the six months ended June 30, 2015 and 2014, respectively.  On a diluted earnings per common share basis, the impact was $0.01 and $0.03 for the three months ended June 30, 2015 and 2014, respectively, and $0.04 and $0.05 for the six months ended June 30, 2015 and 2014, respectively.

8.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to World Fuel	$29.9	$48.2	$85.5	$99.0

Denominator:
Weighted average common shares for basic earnings per common share	70.7	70.8	70.7	70.8
Effect of dilutive securities	0.5	0.6	0.6	0.6
Weighted average common shares for diluted earnings per common share	71.2	71.4	71.3	71.4

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.9	0.7	0.9	0.7

Basic earnings per common share	$0.42	$0.68	$1.21	$1.40

Diluted earnings per common share	$0.42	$0.68	$1.20	$1.39

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
Revenue:	2015	2014	2015	2014
Aviation segment	$3,185.3	$4,436.5	$6,082.3	$8,686.4
Marine segment	2,805.4	3,532.8	5,126.1	7,013.0
Land segment	2,505.7	3,373.2	4,628.7	6,194.0
	$8,496.4	$11,342.5	$15,837.1	$21,893.4

Gross profit:
Aviation segment	$85.0	$81.8	$167.9	$150.7
Marine segment	41.8	48.8	95.7	96.7
Land segment	63.6	60.9	142.2	132.1
	$190.4	$191.5	$405.8	$379.5

Income from operations:
Aviation segment	$26.0	$37.2	$53.8	$67.2
Marine segment	13.6	20.9	39.7	42.0
Land segment	16.5	14.4	48.3	40.9
	56.1	72.5	141.8	150.1
Corporate overhead - unallocated	14.5	12.7	28.8	26.0
	$41.6	$59.8	$113.0	$124.1

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	June 30,	December 31,
	2015	2014
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $7.1 and $7.9 as of June 30, 2015 and December 31, 2014, respectively	$711.7	$686.0
Marine segment, net of allowance for bad debt of $9.5 and $8.4 as of June 30, 2015 and December 31, 2014, respectively	952.0	974.0
Land segment, net of allowance for bad debt of $8.7 and $9.4 as of June 30, 2015 and December 31, 2014, respectively	694.5	647.4
	$2,358.2	$2,307.4

Total assets:
Aviation segment	$1,649.0	$1,635.5
Marine segment	1,521.2	1,483.1
Land segment	1,691.0	1,570.6
Corporate	241.3	190.9
	$5,102.5	$4,880.1

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue.  Our revenue for the second quarter of 2015 was $8.5 billion, a decrease  of $2.8 billion, or 25.1%, as compared to the second quarter of 2014.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$3,185.3	$4,436.5	$(1,251.2)
Marine segment	2,805.4	3,532.8	(727.4)
Land segment	2,505.7	3,373.2	(867.5)
	$8,496.4	$11,342.5	$(2,846.1)

Our aviation segment revenue for the second quarter of 2015 was $3.2 billion, a decrease of $1.3 billion, or 28.2%, as compared to the second  quarter of 2014.  Of the decrease in aviation segment revenue, $1.8 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the second quarter of 2015 as compared to the second quarter of 2014, which was partially offset by $0.5 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for the  second quarter of 2015 was $2.8 billion, a decrease of $0.7 billion, or 20.6%, as compared to the second quarter of 2014.  Of the decrease in marine segment revenue, $2.1 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the second quarter of 2015 as compared to the second quarter of 2014, which was partially offset by $1.4 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for the second quarter of 2015 was $2.5 billion, a decrease of $0.9 billion, or 25.7%, as compared to the second quarter of 2014.  Of the decrease in land segment revenue, $1.2 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the second quarter of 2015 as compared to the second quarter of 2014, which was partially offset by $0.3 billion principally due to increased volume attributable to new and existing customers.

Gross Profit.  Our gross profit for the second quarter of 2015 was $190.4 million, a decrease of $1.1 million, or 0.6%, as compared to the second quarter of 2014.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$85.0	$81.8	$3.2
Marine segment	41.8	48.8	(7.0)
Land segment	63.6	60.9	2.7
	$190.4	$191.5	$(1.1)

Our aviation segment gross profit for the second quarter of 2015 was $85.0 million, an increase of $3.2 million, or 3.9%, as compared to the second quarter of 2014. Of the increase in aviation segment gross profit, $9.1 million was due to gross profit from acquired businesses and $9.0 million was due to increased volume attributable to new and existing customers. This increase was partially offset by $14.9 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for the second quarter of 2015 was $41.8 million, a decrease of $7.0 million, or 14.3%, as compared to the second quarter of 2014.  Of the decrease in marine segment gross profit, $25.9 million was due to lower gross profit per metric ton sold principally due to limited price volatility in the second quarter of 2015 as compared to the second quarter of 2014, which was partially offset by $18.9 million in increased volume attributable to new and existing customers.

Our land segment gross profit for the second quarter of 2015 was $63.6 million, an increase of $2.7 million, or  4.4%, as compared to the second quarter of 2014.  Of the increase in land segment gross profit, $6.5 million was due to increased volume attributable to new and existing customers, which was partially offset by $3.8 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for the second quarter of 2015 were $148.8 million, an increase of $17.1 million, or 13.0%, as compared to the second quarter of 2014.  The following table sets forth our expense categories (in millions):

	For the Three Months ended
	June 30,
	2015	2014	$ Change

Compensation and employee benefits	$87.5	$77.4	$10.1
Provision for bad debt	2.3	1.2	1.1
General and administrative	59.0	53.1	5.9
	$148.8	$131.7	$17.1

Of the $10.1 million increase in compensation and employee benefits, $5.8 million was due to the inclusion of expenses from acquired businesses and $4.3 million was due to increased compensation expenses to support our growing global business.  Of the $5.9 million increase in general and administrative expenses, $3.8 million was due to the inclusion of expenses from acquired businesses and $2.1 million was due to increased general and administrative expenses to support our growing global business.

Income from Operations.  Our income from operations for the second quarter of 2015 was $41.6 million, a decrease of $18.2 million, or 30.4%, as compared to the second quarter of 2014.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$26.0	$37.2	$(11.2)
Marine segment	13.6	20.9	(7.3)
Land segment	16.5	14.4	2.1
	56.1	72.5	(16.4)
Corporate overhead - unallocated	14.5	12.7	1.8
	$41.6	$59.8	$(18.2)

Our aviation segment income from operations for the second quarter of 2015 was $26.0 million, a decrease of $11.2 million, or 30.1%, as compared to the second quarter of 2014. This decrease resulted from a $14.4 million increase in operating expenses, which was partially offset by $3.2 million in higher gross profit. Of the increase in operating expenses, $9.6 million was related to the inclusion of acquired businesses and $4.8 million was principally due to increased general and administrative expenses to support our growing global business.

Our marine segment income from operations for the second quarter of 2015 was $13.6 million, a decrease of $7.3 million, or 34.9%, as compared to the second quarter of 2014.  This decrease resulted from $7.0 million in lower gross profit and a $0.3 million increase in operating expenses.

Our land segment income from operations for the second quarter of 2015 was $16.5 million, an increase of $2.1 million, or 14.6%, as compared to the second quarter of 2014. This increase resulted from $2.7 million in higher gross profit which was partially offset by a $0.6 million increase in operating expenses.

Corporate overhead costs not charged to the business segments for the second quarter of 2015 were  $14.5 million, an increase of $1.8 million, or 14.2%, as compared to the second quarter of 2014.

Non-Operating Expenses, net.  For the second quarter of 2015, we had non-operating expenses, net of $8.0 million, an increase of $4.8 million as compared to the second quarter of 2014. This increase was principally due to a $2.1 million reduction of equity earnings in the second quarter of 2015 as compared to the second quarter of 2014, a $1.7 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the second quarter of 2015 as compared to the second quarter of 2014, and a $1.0 million increase in foreign currency exchange losses for the second quarter of 2015 as compared to the second quarter of 2014.

Income Taxes.  For the second quarter of 2015, our effective income tax rate was 15.5% and our income tax provision was $5.2 million, as compared to an effective income tax rate of 18.1% and an income tax provision of $10.2 million for the second quarter of 2014.  The lower effective income tax rate for the second quarter of 2015 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the second quarter of 2014.

Net Loss Attributable to Noncontrolling Interest.  For the second quarter of 2015, net loss attributable to noncontrolling interest was $1.5 million, a decrease of $0.3 million as compared to the second quarter of 2014.

Net Income and Diluted Earnings per Common Share.  Our net income for the second quarter of 2015 was $29.9 million, a  decrease of $18.3 million, or 38.0%, as compared to the second quarter of 2014. Diluted earnings per common share for the second quarter of 2015 was $0.42 per common share, a decrease of $0.26 per common share, or 38.2%, as compared to the second quarter of 2014.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the second quarter of 2015 was $37.9 million, a decrease of $20.0 million, or 34.5%, as compared to the second quarter of 2014. Non-GAAP diluted earnings per common share for the second quarter of 2015 was $0.53 per common share, a decrease of $0.28 per common share, or 34.6%, as compared to the second quarter of 2014. The following table sets forth the reconciliation between our net income and non-GAAP net income for the second quarter of 2015 and 2014 (in millions):

	For the Three Months ended
	June 30,
	2015	2014
Net income attributable to World Fuel	$29.9	$48.2
Share-based compensation expense, net of income taxes of $1.3 and $0.8 for 2015 and 2014, respectively	2.9	1.8
Intangible asset amortization expense, net of income taxes of $1.7 and $2.3 for 2015 and 2014, respectively	5.1	4.9
Executive non-renewal charge, net of income taxes of $1.8	—	3.0
Non-GAAP net income attributable to World Fuel	$37.9	$57.9

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the second quarter of 2015 and 2014:

	For the Three Months ended
	June 30,
	2015	2014
Diluted earnings per common share	$0.42	$0.68
Share-based compensation expense, net of income taxes	0.04	0.02
Intangible asset amortization expense, net of income taxes	0.07	0.07
Executive non-renewal charge, net of income taxes	—	0.04
Non-GAAP diluted earnings per common share	$0.53	$0.81

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and the executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets and the executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Our revenue for the first six months of 2015 was $15.8 billion, a decrease of $6.1 billion, or 27.7%, as compared to the first six months of 2014. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$6,082.3	$8,686.4	$(2,604.1)
Marine segment	5,126.1	7,013.0	(1,886.9)
Land segment	4,628.7	6,194.0	(1,565.3)
	$15,837.1	$21,893.4	$(6,056.3)

Our aviation segment revenue for the first six months of 2015 was $6.1 billion, a decrease of $2.6 billion, or 30.0%, as compared to the first six months of 2014.  Of the decrease in aviation segment revenue, $3.6 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first six months of 2015 as compared to the first six months of 2014, which was partially offset by $1.0 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for the first six months of 2015 was $5.1 billion, a decrease of $1.9 billion, or 26.9%, as compared to the first six months of 2014. Of the decrease in marine segment revenue, $4.2 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first six months of 2015 as compared to the first six months of 2014, which was partially offset by $2.3 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for the first six months of 2015 was $4.6 billion, a decrease of $1.6 billion, or 25.3%, as compared to the first six months of 2014. Of the decrease in land segment revenue, $2.2 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the first six months  of 2015 as compared to the first six months of 2014, which was partially offset by $0.6 billion principally due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first six months of 2015 was $405.8 million, an increase of $26.3 million, or 6.9%, as compared to the first six months of 2014.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$167.9	$150.7	$17.2
Marine segment	95.7	96.7	(1.0)
Land segment	142.2	132.1	10.1
	$405.8	$379.5	$26.3

Our aviation segment gross profit for the first six months of 2015 was $167.9 million, an increase of $17.2 million, or 11.4%, as compared to the first six months of 2014. Of the increase in aviation segment gross profit, $18.3 million was due to gross profit from acquired businesses and $14.2 million was due to increased volume attributable to new and existing customers. This increase was partially offset by $15.3 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for the first six months of 2015 was $95.7 million, a decrease of $1.0 million, or 1.0%, as compared to the first six months of 2014. Of the decrease in marine segment gross profit, $32.8 million was due to lower gross profit per metric ton sold principally due to limited price volatility in the in the first six months of 2015 as compared to the first six months of 2014, which was partially offset by $31.8 million in increased volume attributable to new and existing customers.

Our land segment gross profit for the first six months of 2015 was $142.2 million, an increase of $10.1 million, or 7.6%, as compared to the first six months of 2014.  Of the increase in land segment gross profit, $16.2 million was due to gross profit from acquired businesses and $6.8 million was due to increased volume attributable to new and existing customers. This increase was partially offset by $12.9 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for the first six months of 2015 were $292.8 million, an increase of $37.4 million, or 14.6%, as compared to the first six months of 2014.  The following table sets forth our expense categories (in millions):

	For the Six Months ended
	June 30,
	2015	2014	$ Change

Compensation and employee benefits	$176.2	$148.4	$27.8
Provision for bad debt	3.6	2.3	1.3
General and administrative	113.0	104.7	8.3
	$292.8	$255.4	$37.4

Of the $27.8 million increase in compensation and employee benefits, $15.8 million was due to the inclusion of expenses from acquired businesses and  $12.0 million was principally due to increased compensation expenses to support our growing global business.  The $8.3 million increase in general and administrative expenses was principally due to expenses related to acquired businesses.

Income from Operations.  Our income from operations for the first six months of 2015 was $113.0 million, a decrease of $11.1 million, or 8.9%, as compared to the first six months of 2014.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2015	2014	$ Change

Aviation segment	$53.8	$67.2	$(13.4)
Marine segment	39.7	42.0	(2.3)
Land segment	48.3	40.9	7.4
	141.8	150.1	(8.3)
Corporate overhead - unallocated	28.8	26.0	2.8
	$113.0	$124.1	$(11.1)

Our aviation segment income from operations for the first six months of 2015 was $53.8 million, a decrease of $13.4 million, or 19.9%, as compared to the first six months of 2014. This decrease resulted from a $30.6 million increase in operating expenses, which was partially offset by $17.2 million in higher gross profit. Of the increase in operating expenses, $18.1 million was related to the inclusion of acquired businesses,  $3.8 million was related to the termination of the employment agreement of our former Aviation Segment President and $8.7 million was principally due to increased operating expenses to support our growing global business.

Our marine segment income from operations for the first six months of 2015 was $39.7 million, a decrease of $2.3 million, or 5.5%, as compared to the first six months of 2014. This decrease resulted from $1.0 million in lower gross profit and a $1.3 million increase in operating expenses.

Our land segment income from operations for the first six months of 2015 was $48.3 million, an increase of $7.4 million, or 18.1%, as compared to the first six months of 2014. This increase resulted from $10.1 million in higher gross profit, which was partially offset by a $2.7 million increase in operating expenses. The increase in operating expenses was principally due to expenses related to acquired businesses.

Corporate overhead costs not charged to the business segments for the first six months of 2015 were $28.8 million, an increase of $2.8 million, or 10.8%, as compared to the first six months of 2014 principally due to increased compensation expenses to support our growing global business.

Non-Operating Expenses, net.  For the first six months of 2015, we had non-operating expenses, net of $15.0 million, an increase of $9.3 million as compared to the first six months of 2014. This increase was principally due to a $4.7 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first six months of 2015 as compared to the first six months of 2014, a  $3.6 million reduction of equity earnings in the first six months of 2015 as compared to the first six months of 2014 and a $1.0 million increase principally due to foreign currency exchange losses for the first six months of 2015 as compared to the first six months of 2014.

Income Taxes.  For the first six months of 2015, our effective income tax rate was 15.4% and our income tax provision was $15.1 million, as compared to an effective income tax rate of 18.2% and an income tax provision of $21.5 million for the first six months of 2014.  The lower effective income tax rate for the first six months of 2015 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first six months of 2014.

Net Loss Attributable to Noncontrolling Interest.  For the first six months of 2015, net loss attributable to noncontrolling interest was $2.6 million, an increase of $0.5 million as compared to the first six months of 2014.

Net Income and Diluted Earnings per Common Share.  Our net income for the first six months of 2015 was $85.5  million, a decrease of $13.5 million, or 13.6%, as compared to the first six months of 2014. Diluted earnings per common share for the first six months of 2015 was $1.20 per common share, a decrease of $0.19 per common share, or 13.7%, as compared to the first six months of 2014.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the first six months of 2015 was $102.9 million, a decrease of $13.4 million, or 11.5%, as compared to the first six months of 2014. Non-GAAP diluted earnings per common share for the first six months of 2015 was $1.44 per common share, an decrease of $0.19 per common share, or -11.7%, as compared to the first six months of 2014. The following table sets forth the reconciliation between our net income and non-GAAP net income for the first six months of 2015 and 2014 (in millions):

	For the Six Months ended
	June 30,
	2015	2014
Net income attributable to World Fuel	$85.5	$99.0
Share-based compensation expense, net of income taxes of $2.4 and $2.1 for 2015 and 2014, respectively	5.2	4.4
Intangible asset amortization expense, net of income taxes of $3.4 and $4.3 for 2015 and 2014, respectively	8.8	8.8
Deferred revenue purchase accounting adjustment, net of income taxes of $0.4	1.1	—
Expenses related to the acquisition of Watson Petroleum	—	1.1
Termination of employment agreement, net of income taxes of $1.5	2.3	—
Executive non-renewal charge, net of income taxes of $1.8	—	3.0
Non-GAAP net income attributable to World Fuel	$102.9	$116.3

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first six months of 2015 and 2014:

	For the Six Months ended
	June 30,
	2015	2014
Diluted earnings per common share	$1.20	$1.39
Share-based compensation expense, net of income taxes	0.07	0.06
Intangible asset amortization expense, net of income taxes	0.12	0.12
Deferred revenue purchase accounting adjustment, net of income taxes	0.02	—
Expenses related to the acquisition of Watson Petroleum	—	0.02
Termination of employment agreement, net of income taxes	0.03	—
Executive non-renewal charge, net of income taxes	—	0.04
Non-GAAP diluted earnings per common share	$1.44	$1.63

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, deferred revenue purchase accounting adjustments, expenses related to the acquisition of Watson Petroleum,  the termination of an employment agreement and the executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to the acquisition of Watson Petroleum, the termination of an employment agreement and the executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value.  Although this acquisition accounting requirement has no impact on our business or cash flows, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. We believe that the exclusion of the deferred revenue purchase accounting adjustment is useful to investors as an additional means to reflect trends of our business and provides investors with financial information that facilitates comparison of both historical and future results.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June  30, 2015 and 2014 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Six Months ended
	June 30,
	2015	2014
Net cash provided by operating activities	$177.8	$102.0
Net cash used in investing activities	(24.0)	(206.8)
Net cash provided by financing activities	34.7	208.2

Operating Activities.   For the six months ended June 30, 2015, net cash provided by operating activities was $177.8 million as compared to $102.0 million for the first six months of 2014. The $75.8 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities. For the six months ended June 30, 2015, net cash used in investing activities was $24.0 million as compared to $206.8 million for the first six months of 2014. The $182.8 million decrease in cash used in investing activities was principally due to the acquisition of Watson Petroleum in 2014.

Financing Activities.   For the six months ended June 30, 2015, net cash provided by financing activities was $34.7 million as compared to $208.2 million for the first six months of 2014. The $173.5 million decrease in cash provided by financing activities was principally due to a $136.3 million decrease in net borrowings under our Credit Facility in the first six months of 2015 as compared to the first  six months of 2014 and $30.0 million of common stock repurchases in the first six months of 2015.

Other Liquidity Measures

Cash and Cash Equivalents.  As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $489.7 million and $302.3 million, respectively. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowings up to $1.26 billion. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $406.0 million and $420.0 million as of June 30, 2015 and December 31, 2014, respectively. Our issued letters of credit under the Credit Facility totaled $14.1 million and $14.8 million as of June 30, 2015 and December 31, 2014, respectively.  We also had $337.9 million and $241.3 million in Term Loans outstanding as of June  30, 2015 and December 31, 2014, respectively.  As of June  30, 2015 and December 31, 2014, the unused portion of our Credit Facility was $839.9 million and $665.2 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2015, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2015 and December 31, 2014, our outstanding letters of credit and bank guarantees under these credit lines totaled $207.1 million and $211.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $375.0 million of our accounts receivable. As of June 30, 2015, we had sold accounts receivable of $165.0 million under the RPAs.

Short-Term Debt. As of June 30, 2015, our short-term debt of $22.2 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of June  30, 2015 (of which $97.2 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2015, we have $100.0 million available to repurchase shares under the share repurchase program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2014 to June 30, 2015.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2014 10-K Report.

Contractual Obligations

Derivative Obligations.  As of June 30, 2015, our net derivative obligations were $34.0 million, principally due within one year.

Purchase Commitment Obligations.  As of June 30, 2015, fixed purchase commitments under our derivative programs amounted to  $88.7 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of June  30, 2015, we had issued letters of credit and bank guarantees totaling $221.2 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

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

As of June 30, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	5.4	BBL	$53.090	$0.611	$3.3
	2016	Commodity contracts for inventory hedging	0.1	BBL	82.308	1.000	0.1
							$3.4

Non-Designated	2015	Commodity contracts (long)	32.5	BBL	$48.561	$(2.025)	$(65.8)
	2015	Commodity contracts (short)	28.6	BBL	61.486	3.238	92.6
	2016	Commodity contracts (long)	10.6	BBL	47.520	(1.311)	(13.9)
	2016	Commodity contracts (short)	8.0	BBL	59.020	1.150	9.2
	2017	Commodity contracts (long)	0.3	BBL	28.350	(1.333)	(0.4)
	2017	Commodity contracts (short)	0.4	BBL	28.570	1.750	0.7
	2018	Commodity contracts (short)	0.1	BBL	84.000	3.000	0.3
	2015	Foreign currency contracts	18.4	AUD	0.774	(0.005)	(0.1)
	2015	Foreign currency contracts	61.5	CAD	1.235	0.005	0.3
	2015	Foreign currency contracts	1,898.3	CLP	626.065	0.000	0.1
	2015	Foreign currency contracts	40,853.2	COP	2,516.788	(0.000)	(0.1)
	2015	Foreign currency contracts	52.4	EUR	1.105	(0.011)	(0.6)
	2015	Foreign currency contracts	137.5	GBP	1.550	(0.011)	(1.5)
	2015	Foreign currency contracts	2,372.2	MXN	15.371	(0.000)	(0.3)
	2015	Foreign currency contracts	33.0	SEK	8.566	0.003	0.1
	2015	Foreign currency contracts	65.7	SGD	1.345	(0.002)	(0.1)
	2015	Foreign currency contracts	120.2	ZAR	12.201	0.001	0.1
	2016	Foreign currency contracts	27.3	GBP	1.552	(0.018)	(0.5)
							$20.1

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June  30, 2015.

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

Part II — Other Information

Item 1.Legal Proceedings.

Lac-Mégantic, Quebec

We, on behalf of DPTS Marketing, LLC (“DPM”), a crude oil marketing joint venture in which we previously owned a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also previously owned a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at its facility in New Town, North Dakota. We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM. We, on behalf of DPM, contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway (“MMA”). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec (the “Derailment”). The Derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

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

The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the “ME District Court”), where MMA’s bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the transferred cases.  The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals.  On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.  On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, DPM and DPTS, along with numerous third parties were named as defendants in seventeen new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  Additionally, in June 2015, we, certain of our subsidiaries, DPM and DPTS, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  As discussed in greater detail below, we expect these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

In 2013, we, certain of our subsidiaries, DPM and DPTS, along with a number of other third parties, including CPR, MMA and certain of its affiliates, several manufacturers and lessors of tank cars, as well as the intended purchaser and certain suppliers of the crude oil, were named as defendants in a motion filed in Quebec Superior Court to authorize the bringing of a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs (the “Quebec Class Action”). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. On February 24, 2015, the Superior Court of Quebec issued an order staying the class action proceedings in light of settlement agreements reached by several other defendants with the Trustee and the monitor in MMA’s Canadian bankruptcy (the “Monitor”).  On March 20, 2015, by terms of the order dated February 24, 2015, the stay was lifted in respect of all non-settling defendants, including us.

In 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. The Minister subsequently issued a modified order, to which CPR was added as a party. The requirements of the modified order with respect to us are not materially different from the initial order (the initial order and modified order are hereinafter collectively referred to as the “Order”). We have filed a contestation of the Order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, that challenges the legality and validity of the Order on various grounds.  In July and September of 2014, we voluntarily entered into agreements with the government of Quebec to perform sediment characterization work in Lake Mégantic and the Chaudière River and certain remediation work in the Chaudière River.  The associated cost of these activities was not significant and is covered by insurance.  These agreements were made without admission of liability and under full reservation of rights.

On January 30, 2014, the Trustee filed an adversary proceeding against us, and certain of our subsidiaries, in the United States Bankruptcy Court for the District of Maine alleging negligence in the failure to provide the proper and safe transportation of crude oil, and seeking economic damages, as well as costs and expenses associated with MMA’s lawsuits arising from the incident.  On May 29, 2014, we and our named subsidiaries filed an answer to the Trustee’s complaint.  On January 9, 2015, the Trustee filed an amended complaint in the adversary proceeding naming CPR and Irving Oil Limited as defendants, and on May 18, 2015, the Trustee filed a second amended complaint naming SMBC Rail Services, LLC as a defendant.  Discovery in the case has commenced.

In addition to these proceedings, we have received demands for defense and/or indemnification from certain tank car lessors pursuant to our lease agreements with such parties. In connection with these demands, three of our tank car lessors have filed actions against us seeking a declaratory judgment on their indemnification claims and reimbursement for the value of certain leased tank cars that were lost or destroyed in the Derailment.  Specifically, on July 28, 2014, The CIT Group/Equipment Financing, Inc. and CIT Group Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging breach of contract and seeking declaratory relief and economic damages, as well as costs. On September 19, 2014, we filed a motion to dismiss certain counts of the complaint, which has not yet been ruled on by the court.  On October 10, 2014, CIT filed a motion for partial summary judgment, which motion is currently pending before the court.  On July 9, 2015, we entered into a settlement agreement with CIT resolving all claims between the parties arising out of the Derailment.  The settlement is conditioned on upon Final Approval of the Settlement Agreement (as each term is defined and discussed in greater detail below).  As a result of our settlement with CIT, on July 21, 2015, CIT filed a motion to dismiss its complaint. Furthermore, on September 5, 2014, General Electric Railcar Services Corporation (“GE”) filed a complaint against us in the United States District Court for the Southern District of Florida alleging breach of contract and seeking declaratory relief and economic damages, as well as costs.  On December 5, 2014, GE amended its complaint and on December 22, 2014, we filed a motion to dismiss certain counts of the amended complaint, which the court has not yet decided.  Finally, on November 11, 2014, SMBC Rail Services (“SMBC”) filed a complaint against us in the Northern District of Texas alleging breach of contract and seeking declaratory relief and economic damages, costs, and injunctive relief prohibiting us from entering into any settlement agreement that would impair the obligations owed to SMBC under the lease agreement.  On November 18, 2014, SMBC filed a motion for a preliminary injunction that sought to prohibit us from continuing settlement negotiations with the Trustee, the Monitor or other parties.  We filed an opposition to the preliminary injunction on December 2, 2014, and a motion to dismiss certain counts of the complaint the following day.  On December 29, 2014, the court denied SMBC’s motion for a preliminary injunction.  On June 18, 2015, the court granted our motion to dismiss and dismissed SMBC’s claims without prejudice.

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee, Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) to resolve all claims arising out of the Derailment.  Under the terms of the Settlement Agreement, we will contribute US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the Derailment. As part of the settlement, we will also assign to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we, as well as our former joint ventures, DPM and DPTS and each of their affiliates (collectively, the “WFS Parties”), will receive the benefit of the global releases and injunctions set forth in the respective bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”). The effect of these global releases and injunctions will be to bar all claims which may exist now or in the future against the WFS Parties arising out of the Derailment, other than criminal claims which by law may not be released.

Neither the global releases and injunctions set forth in the Plans nor our obligation to pay the Settlement Amount will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan and confirming the U.S. Bankruptcy Plan is issued by the Canadian and U.S. bankruptcy courts, respectively, and each order becomes final and non-appealable (“Final Approval”).

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan.  In connection with CCAA Plan sanction process, CPR objected to the jurisdiction of the Canadian court and the sanctioning of the CCAA Plan.  On July 13, 2015, the bankruptcy court in Canada issued orders overruling CPR’s objections and sanctioning the CCAA Plan, both of which remain subject to appeal.  On July 15, 2015, the U.S. bankruptcy court held a hearing to consider approval of the Trustee’s disclosure statement related to the U.S. Bankruptcy Plan.  In connection with that hearing, certain parties objected to approval of the disclosure statement, including CPR.  At the hearing, the bankruptcy court in the U.S. overruled all of the objections, approved the disclosure statement and established certain dates for the process of confirming the U.S. Bankruptcy Plan, which dates are subject to change.  Creditors in the U.S. bankruptcy have not yet voted on the U.S. Bankruptcy Plan and the U.S. bankruptcy court has not yet issued a ruling on the U.S. Bankruptcy Plan, which remains subject to challenge by third parties objecting to the Plan.  If an order is issued by the U.S. Bankruptcy Court confirming the Plan, such order would be subject to appeal.  As a result, Final Approval of the Plans and the related timing remain uncertain.

Under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay, pursuant to relevant sections of U.S. or Canadian bankruptcy codes, any and all claims or proceedings that are currently pending or subsequently filed against the WFS Parties prior to Final Approval of the Plans.  Consequently, on June 26, 2015, upon motion of the Trustee, the U.S. bankruptcy court entered an order staying the Trustee’s adversary proceeding against us.  In conjunction with the Settlement Agreement,  plaintiffs’ counsel in the Quebec Class Action, plaintiffs’ counsel in the U.S. personal injury cases and counsel for the Province of Quebec agreed, upon execution of the Settlement Agreement by the WFS Parties, to stay the Quebec Class Action, the U.S. personal injury cases and the Order respectively. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, the Quebec Class Action, as well as the Order (and related contestation before the TAQ) will all be stayed as to the WFS Parties in due course.

We believe the claims against us in the Quebec Class Action, the Adversary Proceeding, the  cases pending against us in Maine, Illinois and Texas and the claims filed by lessors are without merit. To the extent these actions are not stayed, or if the Plans do not receive Final Approval, we intend to vigorously defend against such claims and pursue any and all defenses available.  Similarly, to the extent the Order and related contestation before the TAQ is not stayed or if the Plans do not receive Final Approval, we will continue to challenge both the legality and validity of the Order.  If and when the Plans receive Final Approval, the global releases and injunctions set forth in the Plans will act to bar all of these claims.

In December 2014, we sold our 50% interest in DPM and DPTS to certain subsidiaries of Dakota Plains Holdings, Inc. (“DAKP”), our partner in the joint ventures.  In connection with the sale transaction, we agreed to indemnify DAKP and certain of its affiliates, including DPM and DPTS, for third party claims for bodily injury or property damage arising from the Derailment.  Pursuant to the agreement, we will control the defense of DAKP and the joint ventures for claims associated with the Derailment.  In addition, DAKP assigned to us all recoveries from third parties and under applicable insurance policies held by DAKP and the joint ventures for claims arising out of the Derailment. Finally, DAKP also agreed to indemnify us for certain costs and expenses arising out of the Derailment up to $10.0 million.  As noted above, under the Settlement Agreement, DAKP and its affiliates are entitled to receive the benefit of the releases and injunctions set forth in the Plans.

Additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June  30, 2015 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
4/1/2015 - 4/30/2015	—	$—	—	$55,000
5/1/2015 - 5/31/2015	626	51.3	584	25,000
6/1/2015 - 6/30/2015	—	—	—	100,000
Total	626	$51.3	584	$100,000

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of June 30, 2015,  $100.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Form of Named Executive Officer Long-Term Incentive Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2015	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer