Form 10-Q
period 2015-09-30
WORLD FUEL SERVICES CORP
filed 2015-10-28
CIK 789460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had a total of 70,780,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 22, 2015.

Part I — Financial Information

General

The following unaudited consolidated financial statements and notes thereto of World Fuel Services Corporation and its subsidiaries have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire fiscal year. The unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 10-K Report”). World Fuel Services Corporation (the “Company”) and its subsidiaries are collectively referred to in this 10-Q Report as “World Fuel,” “we,” “our” and “us.”

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$609.6	$302.3
Accounts receivable, net	2,039.1	2,306.4
Inventories	414.0	437.6
Prepaid expenses	75.4	76.9
Short-term derivative assets, net	179.5	303.6
Other current assets	378.7	246.6
Current assets held for sale	4.4	-
Total current assets	3,700.7	3,673.4

Property and equipment, net	224.7	203.4
Goodwill	667.9	653.3
Identifiable intangible and other non-current assets	345.6	350.4
Non-current assets held for sale	34.0	-
Total assets	$4,972.9	$4,880.5

Liabilities:
Current liabilities:
Short-term debt	$23.2	$17.9
Accounts payable	1,629.2	1,850.1
Customer deposits	121.5	138.8
Accrued expenses and other current liabilities	329.9	232.5
Current liabilities held for sale	2.2	-
Total current liabilities	2,106.0	2,239.3

Long-term debt	861.2	672.0
Non-current income tax liabilities, net	101.0	85.0
Other long-term liabilities	25.4	19.3
Non-current liabilities held for sale	3.5	-
Total liabilities	3,097.1	3,015.6

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 70.8 and 72.1 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	0.7	0.7
Capital in excess of par value	431.9	496.4
Retained earnings	1,541.0	1,418.5
Accumulated other comprehensive loss	(108.7)	(60.2)
Total World Fuel shareholders' equity	1,864.9	1,855.4
Noncontrolling interest equity	10.9	9.5
Total equity	1,875.8	1,864.9
Total liabilities and equity	$4,972.9	$4,880.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited – In millions, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$7,810.7	$11,713.5	$23,647.8	$33,606.8
Cost of revenue	7,584.0	11,498.9	23,015.2	33,012.7
Gross profit	226.7	214.6	632.6	594.1
Operating expenses:
Compensation and employee benefits	94.2	85.2	270.5	233.6
Provision for bad debt	1.6	1.2	5.2	3.5
General and administrative	64.5	54.1	177.6	158.8
	160.3	140.5	453.3	395.9
Income from operations	66.4	74.1	179.3	198.2
Non-operating expenses, net:
Interest expense and other financing costs, net	(7.9)	(8.8)	(21.5)	(17.8)
Other income, net	1.9	2.6	0.5	5.9
	(6.0)	(6.2)	(21.0)	(11.9)
Income before income taxes	60.4	67.9	158.3	186.3
Provision for income taxes	11.8	13.4	26.8	35.0
Net income including noncontrolling interest	48.6	54.5	131.5	151.3
Net loss attributable to noncontrolling interest	(1.0)	(1.2)	(3.6)	(3.3)
Net income attributable to World Fuel	$49.6	$55.7	$135.1	$154.6

Basic earnings per common share	$0.71	$0.79	$1.92	$2.18

Basic weighted average common shares	70.0	70.8	70.5	70.8

Diluted earnings per common share	$0.71	$0.78	$1.90	$2.17

Diluted weighted average common shares	70.3	71.3	71.0	71.3

Comprehensive income:
Net income including noncontrolling interest	$48.6	$54.5	$131.5	$151.3
Other comprehensive loss:
Foreign currency translation adjustments	(31.0)	(17.3)	(42.8)	(8.4)
Cash flow hedges, net of income tax benefit of $0.7 for the three and nine months ended September 30, 2015, respectively	(1.1)	—	(1.1)	—
Other comprehensive loss	(32.1)	(17.3)	(43.9)	(8.4)
Comprehensive income including noncontrolling interest	16.5	37.2	87.6	142.9
Comprehensive income (loss) attributable to noncontrolling interest	1.1	(1.2)	1.0	(3.3)
Comprehensive income attributable to World Fuel	$15.4	$38.4	$86.6	$146.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In millions)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	ParValue	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,418.5	$(60.2)	$1,855.4	$9.5	$1,864.9
Net income (loss)	—	—	—	135.1	—	135.1	(3.6)	131.5
Cash dividends declared	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Investment by noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	12.9	—	—	12.9		12.9
Issuance of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(6.8)	—	—	(6.8)	—	(6.8)
Purchases of common stock	(1.6)	—	(70.5)	—	—	(70.5)	—	(70.5)
Other comprehensive (loss) income	—	—	—	—	(48.5)	(48.5)	4.6	(43.9)
Other	—	—	(0.1)	—	—	(0.1)	0.1	—
Balance as of September 30, 2015	70.8	$0.7	$431.9	$1,541.0	$(108.7)	$1,864.9	$10.9	$1,875.8

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2013	71.9	$0.7	$495.2	$1,207.3	$(29.3)	$1,673.9	$5.0	$1,678.9
Net income (loss)	—	—	—	154.6	—	154.6	(3.3)	151.3
Cash dividends declared	—	—	—	(7.9)	—	(7.9)	—	(7.9)
Initial noncontrolling interest upon acquisition of joint venture	—	—	—	—	—	—	1.8	1.8
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	10.7	—	—	10.7	—	10.7
Issuance of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.5)	—	—	(4.5)	—	(4.5)
Purchases of common stock	(0.2)	—	(10.0)			(10.0)		(10.0)
Other comprehensive loss	—	—	—	—	(8.4)	(8.4)	—	(8.4)
Balance as of September 30, 2014	72.1	$0.7	$491.4	$1,354.0	$(37.7)	$1,808.4	$3.3	$1,811.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In millions)

	For the Nine Months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interest	$131.5	$151.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	44.9	41.9
Provision for bad debt	5.2	3.5
Share-based payment award compensation costs	13.2	11.3
Deferred income tax (benefit) provision	(0.7)	8.3
Extinguishment of liabilities	(6.9)	(3.7)
Foreign currency losses, net	(1.4)	(6.0)
Other	2.3	(3.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	260.1	(57.7)
Inventories	22.6	(11.6)
Prepaid expenses	(9.9)	44.9
Short-term derivative assets, net	119.0	(64.4)
Other current assets	(115.6)	(36.9)
Cash collateral with financial counterparties	92.9	(30.9)
Other non-current assets	3.8	(2.7)
Accounts payable	(213.4)	10.0
Customer deposits	(13.5)	26.0
Accrued expenses and other current liabilities	(13.6)	35.2
Non-current income tax, net and other long-term liabilities	4.7	13.6
Total adjustments	193.7	(22.2)
Net cash provided by operating activities	325.2	129.1
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(82.0)	(230.7)
Capital expenditures	(36.4)	(37.1)
Proceeds from the sale of fixed assets	5.3	—
Escrow payment related to an assumed obligation of an acquired business	—	(21.7)
Purchase of investments	(0.9)	(1.2)
Repayment of notes receivable	—	0.5
Net cash used in investing activities	(114.0)	(290.2)
Cash flows from financing activities:
Borrowings of debt	4,169.0	4,738.0
Repayments of debt	(3,977.6)	(4,455.5)
Payments of senior revolving credit facility and senior term loan facility loan costs	(3.4)	—
Dividends paid on common stock	(11.1)	(7.9)
Investment by noncontrolling interest	0.5	—
Distribution of noncontrolling interest	(0.2)	(0.2)
Purchases of common stock	(70.5)	(10.0)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(6.8)	(4.5)
Net cash provided by financing activities	99.9	259.9
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(2.3)
Net increase in cash and cash equivalents	307.3	96.5
Cash and cash equivalents, as of beginning of period	302.3	292.1
Cash and cash equivalents, as of end of period	$609.6	$388.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2 million as of September 30, 2015 and $2.6 million as of September 30, 2014.

The proceeds from the sale of fixed assets for the nine months ended September 30, 2015 were in connection with a sale-leaseback arrangement.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

	For the Nine Months ended
	September 30, 2015	September 30, 2014
Assets acquired, net of cash	$100.1	$454.5

Liabilities assumed	$22.3	$297.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.Acquisitions and Significant Accounting Policies

Acquisitions

On September 1, 2015, we completed the acquisition of all of the outstanding stock of Pester Marketing Company (“Pester”), a leading distributor, transporter, and blender of branded motor fuels and lubricants to wholesale, industrial, commercial and agricultural customers. Pester is headquartered in Denver, Colorado and is also a leading operator of retail convenience stores in the Rocky Mountain region.

In addition to the above acquisition, in September 2015, we completed an acquisition in our aviation segment which was not significant.

The estimated aggregate purchase price for the 2015 acquisitions was $80.1 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2015 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

Estimated purchase price	$80.1
Less: Cash acquired	1.2
Estimated purchase price, net of cash acquired	78.9
Less: Amounts due to sellers	0.9
Cash paid for acquisition of businesses	$78.0

The estimated purchase price of the 2015 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. Since the valuations of the assets acquired and liabilities assumed in connection with the 2015 acquisitions have not been finalized, the allocation of the purchase price of these acquisitions may change. The estimated purchase price allocation for the 2015 acquisitions is as follows (in millions):

Assets acquired:
Cash and cash equivalents	$1.2
Accounts receivable	5.8
Inventories	7.4
Property and equipment	39.7
Identifiable intangible assets	16.6
Goodwill	25.4
Other current and long-term assets	5.1
Liabilities assumed:
Short-term debt	(0.5)
Accounts payable	(9.9)
Accrued expenses and other current liabilities	(3.9)
Non-current income tax liabilities and other long term liabilities	(6.8)
Estimated purchase price	$80.1

In connection with the 2015 acquisitions, we recorded goodwill of $25.4 million of which $2.7 million is anticipated to be deductible for tax purposes. The identifiable intangible assets consisted of $11.3 million of customer relationships and $4.4 million of other identifiable intangible assets with weighted average lives of 10 years and 9.4 years, respectively, as well as $0.9 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2015 and 2014 as if the 2015 and 2014 acquisitions had been completed on January 1, 2014 (in millions, except per share data):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(pro forma)	(pro forma)	(pro forma)	(pro forma)

Revenue	$7,948.7	$11,977.6	$24,071.1	$34,914.2

Net income attributable to World Fuel	$52.0	$60.0	$139.9	$164.7

Earnings per common share:
Basic	$0.74	$0.85	$1.98	$2.33
Diluted	$0.74	$0.84	$1.97	$2.31

The financial position, results of operations and cash flows of the 2015 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the three and nine months ended September 30, 2015.

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

The following presents the unaudited pro forma results for 2014 as if the 2014 acquisitions had been completed on January 1, 2013 (in millions, except per share data):

	For the Three Months ended	For the Nine Months ended
	September 30, 2014	September 30, 2014
	(pro forma)	(pro forma)

Revenue	$11,748.5	$34,289.2

Net income attributable to World Fuel	$56.4	$158.8

Earnings per common share:
Basic	$0.80	$2.24
Diluted	$0.79	$2.23

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2014 10‑K Report.

Goodwill

During the first nine months of 2015, we increased land segment goodwill by $1.0 million as a result of a reduction in identifiable intangible assets and an increase in property and equipment and reduced aviation segment goodwill by $3.8 million as a result of an increase in identifiable intangible assets, accrued expenses and other current liabilities, non-current income tax liabilities, net and a reduction in purchase price based on our ongoing fair value assessment of certain of our 2014 acquisitions. Additionally, we had goodwill decreases of $3.6 million, $1.9 million and $1.7 million as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries in our land, aviation and marine segments, respectively.

Recent Accounting Pronouncements

Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments. In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), to simplify the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments.  The ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This update is effective at the beginning of our 2016 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Inventory: Simplifying the Measurement of Inventory. In July 2015, the FASB issued an ASU which simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market.  This update is effective at the beginning of our 2017 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $884.4 million and $689.9 million as of September 30, 2015 and December 31, 2014, respectively, and our notes receivable of $6.4 million and $7.0 million as of September 30, 2015 and December 31, 2014, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of September 30, 2015
Assets:
Commodity contracts	$194.0	$249.1	$1.3	$444.4	$(255.1)	$189.3
Foreign currency contracts	—	10.7	—	10.7	(6.0)	4.7
Inventories	—	1.8	—	1.8	—	1.8
Cash surrender value of life insurance	—	2.3	—	2.3	—	2.3
Total	$194.0	$263.9	$1.3	$459.2	$(261.1)	$198.1
Liabilities:
Commodity contracts	$311.2	$127.0	$0.1	$438.3	$(389.9)	$48.4
Foreign currency contracts		6.8	—	6.8	(6.0)	0.8
Total	$311.2	$133.8	$0.1	$445.1	$(395.9)	$49.2

As of December 31, 2014
Assets:
Commodity contracts	$173.7	$495.6	$4.2	$673.5	$(368.0)	$305.5
Foreign currency contracts	—	21.8	—	21.8	(12.0)	9.8
Cash surrender value of life insurance	—	2.2	—	2.2	—	2.2
Total	$173.7	$519.6	$4.2	$697.5	$(380.0)	$317.5
Liabilities:
Commodity contracts	$306.4	$329.9	$1.3	$637.6	$(595.6)	$42.0
Foreign currency contracts	—	12.0	—	12.0	(12.0)	—
Inventories	—	22.9	—	22.9	—	22.9
Total	$306.4	$364.8	$1.3	$672.5	$(607.6)	$64.9

The cash surrender value of life insurance is in connection with the non-qualified deferred compensation plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements. In connection with the acquisition of all of the outstanding stock of Pester, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business.  The fair value of the assets and liabilities held for sale were measured using a discounted cash flow valuation methodology.  In accordance with the applicable accounting guidance, the long-lived assets held for sale were recorded at fair value less cost to sell at the acquisition date.  The carrying amounts of the current assets and liabilities held for sale approximate fair value based on the short-term maturities of these instruments.  Based on the fair value hierarchy, as of September 30, 2015, the fair value of the asset disposal group (excluding inventories) of $34.1 million and the liability disposal group of $5.7 million were categorized as Level 3, as significant unobservable inputs were used in the valuation of such assets and liabilities.  The inventories of $4.3 million as of September 30, 2015 were categorized as Level 2 as they were valued based on the price to retailers in a wholesale market.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	September 30, 2015	December 31, 2014
Commodity Contracts
Assets:
Short-term derivative assets, net	$175.3	$294.3
Identifiable intangible and other non-current assets	14.0	11.2
Total net assets	$189.3	$305.5

Liabilities:
Accrued expenses and other current liabilities	$43.1	$41.3
Other long-term liabilities	5.3	0.7
Total net liabilities	$48.4	$42.0

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$4.2	$9.3
Identifiable intangible and other non-current assets	0.5	0.5
Total net assets	$4.7	$9.8

Liabilities:
Accrued expenses and other current liabilities	$0.8	$—
Total net liabilities	$0.8	$—

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

As of September 30, 2015, we had $208.1 million of cash collateral deposits held by financial counterparties, of which $154.8 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $53.3  million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of September 30, 2015, we have offset $20.0  million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2014, we had $301.0 million of cash collateral deposits held by financial counterparties, of which $274.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $26.7 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2014, we have offset $46.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Transfers into Level 3	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains (Losses)Included in Earnings
Three months ended September 30, 2015
Assets:
Commodity contracts	$0.5	$(0.1)	$0.1	$1.0	$1.3	$1.0	Revenue
Liabilities:
Commodity contracts	$0.4	$0.4	$—	$(0.1)	$0.1	$0.5	Cost of revenue
Three months ended September 30, 2014
Assets:
Commodity contracts	$5.8	$4.1	$6.6	$—	$3.3	$2.0	Revenue
Liabilities:
Commodity contracts	$—	$(0.1)	$—	$—	$0.1	$(0.1)	Revenue
Nine months ended September 30, 2015
Assets:
Commodity contracts	$4.2	$0.7	$4.6	$1.0	$1.3	$1.4	Revenue
Liabilities:
Commodity contracts	$1.3	$0.8	$0.5	$(0.1)	$0.1	$0.9	Cost of revenue
Nine months ended September 30, 2014
Assets:
Commodity contracts	$—	$9.9	$6.6	$—	$3.3	$3.3	Revenue
Liabilities:
Commodity contracts	$—	$(0.1)	$—	$—	$0.1	$(0.1)	Revenue

The nature of inputs that are considered Level 3 are modeled inputs. Commodity contracts are categorized in Level 3due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data as well as certain risk related to non-performance.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant. There were no transfers between Level 1 and Level 2 during the periods presented.  Transfers between Level 2 and Level 3 were due to the increased significance of basis adjustments which are Level 3 measurements.

3.Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates.  We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities in basis or time spreads related to fuel products we sell.  We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts.  While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs.  If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges.  Includes certain commodity contracts we enter into to mitigate the risk of price volatility in forecasted purchases and sales.

Fair Value Hedges.  Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts.

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are entered into to hedge the risk of currency rate fluctuations.

As of September 30, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	5.8	BBL	$42.959	$(0.224)	$(1.3)
	2016	Commodity contracts for inventory hedging	0.1	BBL	66.989	18.000	1.8
							$0.5

Cash Flow Hedge	2015	Commodity contracts for inventory hedging	—	BBL	64.730	—	0.5
	2016	Commodity contracts for inventory hedging	1.5	BBL	66.772	(1.400)	(2.1)
							(1.6)

Non-Designated	2015	Commodity contracts (long)	21.3	BBL	$51.090	$(13.649)	$(291.3)
	2015	Commodity contracts (short)	21.1	BBL	58.480	14.600	308.3
	2016	Commodity contracts (long)	23.2	BBL	62.660	(22.101)	(513.6)
	2016	Commodity contracts (short)	21.6	BBL	69.870	23.284	502.8
	2017	Commodity contracts (long)	0.9	BBL	26.260	(2.065)	(1.9)
	2017	Commodity contracts (short)	1.0	BBL	20.160	2.129	2.1
	2018	Commodity contracts (long)	0.1	BBL	17.500	(1.572)	(0.1)
	2018	Commodity contracts (short)	0.1	BBL	26.810	4.505	0.5
	2020	Commodity contracts (short)	0.1	BBL	18.840	3.895	0.4
	2015	Foreign currency contracts	8.9	AUD	0.732	0.034	0.3
	2015	Foreign currency contracts	81.3	CAD	1.307	0.009	0.7
	2015	Foreign currency contracts	2,841.4	CLP	677.060	0.000	0.2
	2015	Foreign currency contracts	52.5	EUR	1.118	(0.006)	(0.3)
	2015	Foreign currency contracts	116.3	GBP	1.552	0.008	0.9
	2015	Foreign currency contracts	2,126.1	MXN	16.478	(0.000)	(0.3)
	2015	Foreign currency contracts	43.8	NOK	8.219	0.002	0.1
	2015	Foreign currency contracts	41.0	RON	3.999	(0.002)	(0.1)
	2015	Foreign currency contracts	37.4	SGD	1.392	0.011	0.4
	2015	Foreign currency contracts	59.1	ZAR	13.019	0.007	0.4
	2016	Foreign currency contracts	40.0	GBP	1.553	0.035	1.4
	2017	Foreign currency contracts	4.8	GBP	1.569	0.042	0.2
							$11.1

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$20.1	$18.8
Commodity contracts	Accrued expenses and other current liabilities	1.0	4.7
		21.1	23.5
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	237.9	399.0
Commodity contracts	Identifiable intangible and other non-current assets	16.3	12.1
Commodity contracts	Accrued expenses and other current liabilities	157.8	234.1
Commodity contracts	Other long-term liabilities	11.3	4.8
Foreign currency contracts	Short-term derivative assets, net	9.6	21.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.5	0.5
Foreign currency contracts	Accrued expenses and other current liabilities	0.6	—
		434.0	671.8
		$455.1	$695.3

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Other current assets	$21.4	$1.0
Commodity contracts	Accrued expenses and other current liabilities	0.8	0.7
		22.2	1.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	41.4	76.0
Commodity contracts	Identifiable intangible and other non-current assets	2.3	0.6
Commodity contracts	Accrued expenses and other current liabilities	346.9	530.0
Commodity contracts	Other long-term liabilities	25.5	29.3
Foreign currency contracts	Short-term derivative assets, net	5.4	12.0
Foreign currency contracts	Accrued expenses and other current liabilities	1.4	—
		422.9	647.9
		$445.1	$649.6

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized				Realized and Unrealized
Derivative Instruments	Location	Gain		Hedged Items	Location	(Loss)
		2015	2014			2015	2014

Three months ended September 30,
Commodity contracts	Cost of revenue	$52.8	$36.3	Inventories	Cost of revenue	$(48.5)	$(36.2)
Nine months ended September 30,
Commodity contracts	Cost of revenue	$36.7	$34.6	Inventories	Cost of revenue	$(29.2)	$(44.9)

There were no gains or losses for the three and nine months ended September 30, 2015 and 2014 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivative Instruments	2015	2014	(Effective Portion)	2015	2014	2015	2014
Three months ended September 30,
Commodity Contracts	$0.3	$—	Revenue	$—	—	$(1.2)	$—
Commodity Contracts	(1.4)	—	Cost of revenue	—	—	0.9	—
Total	$(1.1)	$—		$—	$—	$(0.3)	$—

Nine months ended September 30,
Commodity Contracts	0.3	—	Revenue	—	—	$(1.2)	$—
Commodity Contracts	(1.4)	—	Cost of revenue	—	—	0.9	—
Total	$(1.1)	$—		$—	$—	$(0.3)	$—

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gain or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income. As of September 30, 2015, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2015	2014

Three months ended September 30,
Commodity contracts	Revenue	$43.2	$19.8
Commodity contracts	Cost of revenue	(39.9)	0.7
Foreign currency contracts	Revenue	3.4	2.9
Foreign currency contracts	Other income, net	1.9	8.9
		$8.6	$32.3

Nine months ended September 30,
Commodity contracts	Revenue	$89.2	$43.9
Commodity contracts	Cost of revenue	(68.0)	9.8
Foreign currency contracts	Revenue	2.1	1.6
Foreign currency contracts	Other income, net	6.9	5.5
		$30.2	$60.8

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of September 30, 2015, the net liability position for such contracts is $62.2 million, the collateral posted is $43.9 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $30.2 million.  As of December 31, 2014, the net liability position for such contracts is $111.7 million, the collateral posted is $89.4 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $22.3 million.

4.Debt

Our debt consisted of the following (in millions):

	As of
	September 30,	December 31,
	2015	2014
Credit Facility	$525.0	$420.0
Term Loans	336.2	241.3
Capital Leases	13.6	11.4
Other	9.6	17.2
Total debt	884.4	689.9
Short-term debt	23.2	17.9
Long-term debt	$861.2	$672.0

We have a Credit Facility which permits borrowings up to $1.26 billion.  Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $525.0 million and $420.0 million as of September 30, 2015 and December 31, 2014, respectively. Our issued letters of credit under the Credit Facility totaled $7.8 million and $14.8 million as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, the unused portion of our Credit Facility was $727.2 million and $665.2 million, respectively.

5. Assets and Liabilities Held for Sale

During the third quarter of 2015 and in connection with the acquisition of all of the outstanding stock of Pester, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business. As all of the criteria for classification as held for sale were met, those assets and liabilities of the business were presented separately as held for sale in our consolidated balance sheets as of September 30, 2015. In accordance with the applicable accounting guidance, the long-lived assets of the disposal group were recorded at fair value less cost to sell at the acquisition date.  The current assets and liabilities within the disposal group approximate fair value based on the short maturities of these instruments.  For operating segment reporting purposes, these net assets have been reported as part of the land segment.

The major classes of assets and liabilities held for sale included in the Consolidated Balance Sheets are as follows (in millions):

As of
September 30, 2015

Current assets held for sale:
Accounts receivable	$0.1
Inventories	4.3
Total current assets held for sale	$4.4

Non-current assets held for sale:
Identifiable intangible assets	$2.5
Property and equipment	28.0
Goodwill	3.5
Total non-current assets held for sale	$34.0

Current liabilities held for sale:
Accrued expenses and other current liabilities	$2.2
Total current liabilities held for sale	$2.2

Non-current liabilities held for sale:
Non-current income tax liabilities	$3.5
Total non-current liabilities held for sale	$3.5

6.Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest (expense) income, and other financing costs, net, for the periods presented (in millions):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income	$1.3	$1.3	$4.0	$4.5
Interest expense and other financing costs	(9.2)	(10.1)	(25.5)	(22.3)
	$(7.9)	$(8.8)	$(21.5)	$(17.8)

t

7.Commitments and Contingencies

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

Neither the releases and injunctions set forth in the Plans nor our obligation to make the Settlement Payment will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan is issued by the Canadian bankruptcy court,  orders confirming the U.S. Bankruptcy Plan and recognizing the CCAA Plan are issued by the U.S. bankruptcy court, an order confirming the U.S. Approval Order (as defined below) is issued by the U.S. District Court and each such order becomes final and non-appealable (“Final Approval”).

The CCAA Plan was approved by creditors and the Canadian bankruptcy court entered an order sanctioning the CCAA Plan in July 2015 (the “Canadian Approval Order”).  Canadian Pacific Railway (“CPR”) subsequently requested leave of court to appeal the Canadian Approval Order, which request remains pending.  In October 2015, the Canadian bankruptcy court issued an order approving modifications to the Canadian Approval Order (the “Amended Canadian Approval Order”).  Based on these modifications, and similar terms included in the U.S. Approval Order,  CPR has agreed to withdraw, upon Final Approval, all of its objections and appeals relating to the Plans.

In August 2015, the CCAA Plan and the Canadian Approval Order were recognized under the U.S. bankruptcy code by an order of the U.S. bankruptcy court.  CPR subsequently appealed the order recognizing the CCAA Plan but, as previously noted, has agreed to withdraw its appeal upon Final Approval.  In October 2015, the U.S. bankruptcy court entered a supplemental order recognizing the Amended Canadian Approval Order.

The U.S. Bankruptcy Plan has been approved by creditors and the U.S. bankruptcy court entered an order confirming the U.S. Bankruptcy Plan in October 2015 (the “U.S. Approval Order”).  The U.S. Approval Order remains subject to the review and approval of the U.S. District Court for the District of Maine.

Allowable time periods for appeals of certain of the orders remain and any order issued by the U.S. District Court would not be final until expiration of an appeal period.   As a result, Final Approval of both the U.S. Bankruptcy Plan and CCAA Plan and the related timing remain uncertain.  For additional information regarding legal proceedings related to the Derailment, see Part II — Item 1 of this 10-Q Report.

Based on anticipated payments under the Settlement Agreement, the value of the tank cars involved in the incident, payments under settlement agreements with certain lessors as well as legal and other costs incurred in connection with the incident, which we believe are probable and for which a reasonable estimate can be made, we have recorded total liabilities of $158.9 million.  We believe that a substantial portion of these liabilities is covered by insurance and have recorded total receivables of $155.1 million. As of September 30, 2015, the remaining unpaid liabilities of $124.9 million are included primarily in accrued expenses and other current liabilities and the remaining uncollected receivable of $137.5 million is included in other current assets in the accompanying consolidated balance sheets.

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

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2015, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

Termination of Employment Agreement

On March 13, 2015, we agreed with Mr. Michael S. Clementi that he would retire from his position as Aviation Segment President, effective March 16, 2015.  In connection with the termination of his employment agreement, we recorded a charge totaling $3.8 million in March 2015, which included non-cash expenses of $0.8 million related to previously awarded stock compensation. As of September 30, 2015, $0.5  million of the cash portion of the termination of the employment agreement charge was included in accrued expenses and other current liabilities and $1.7 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

8.Shareholders’ Equity

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of September 30, 2015, we have $59.5 million available to repurchase shares under the share repurchase program.

Other Comprehensive Loss and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign		Accumulated
	Currency	Cash	Other
	Translation Adjustments	Flow Hedges	Comprehensive Loss
Balance as of December 31, 2014	$(60.2)	$—	$(60.2)
Other comprehensive loss	(42.8)	(1.1)	(43.9)
Less: Net other comprehensive income attributable to noncontrolling interest	4.6	—	4.6
Balance as of September 30, 2015	$(107.6)	$(1.1)	$(108.7)

Balance as of December 31, 2013	$(29.3)	$—	$(29.3)
Other comprehensive loss	(8.4)	—	(8.4)
Balance as of September 30, 2014	$(37.7)	$—	$(37.7)

The foreign currency translation adjustment losses for the nine months ended September 30, 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real. The foreign currency translation adjustment losses for the nine months ended September 30, 2014 were primarily due to the strengthening of the U.S dollar as compared to the Brazilian Real and the British Pound.

9.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax provision	$11.8	$13.4	$26.8	$35.0

Effective income tax rate	19.5%	19.8%	16.9%	18.8%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2015 and 2014 was calculated based on the estimated annual effective income tax rate for the full 2015 and 2014 fiscal years. The actual effective income tax rate for the full 2015 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $1.1 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and by $3.9 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.  The impact of the income tax concession on basic earnings per common share was $0.02 and $0.02 for the three months ended September 30, 2015 and 2014, respectively, and $0.05 and $0.08 for the nine months ended September 30, 2015 and 2014, respectively.  On a diluted earnings per common share basis, the impact was $0.02 and $0.02 for the three months ended September 30, 2015 and 2014, respectively, and $0.05 and $0.08 for the nine months ended September 30, 2015 and 2014, respectively.

10.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to World Fuel	$49.6	$55.7	$135.1	$154.6

Denominator:
Weighted average common shares for basic earnings per common share	70.0	70.8	70.5	70.8
Effect of dilutive securities	0.3	0.5	0.5	0.5
Weighted average common shares for diluted earnings per common share	70.3	71.3	71.0	71.3

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.5	0.8	1.0	0.8

Basic earnings per common share	$0.71	$0.79	$1.92	$2.18

Diluted earnings per common share	$0.71	$0.78	$1.90	$2.17

11.Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, marine and land. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum in our land segment commencing on March 7, 2014, its acquisition date, (ii) the results of the acquisition of all of the outstanding stock of Colt in our aviation segment commencing on July 29, 2014, its acquisition date, and (iii) the results of the acquisition of all of the outstanding stock of Pester in our land segment commencing on September 1, 2015, its acquisition date.  The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
Revenue:	2015	2014	2015	2014
Aviation segment	$2,995.3	$4,675.6	$9,077.6	$13,361.8
Marine segment	2,388.1	3,725.6	7,514.3	10,738.6
Land segment	2,427.3	3,312.3	7,055.9	9,506.4
	$7,810.7	$11,713.5	$23,647.8	$33,606.8

Gross profit:
Aviation segment	$106.8	$96.2	$274.8	$246.9
Marine segment	48.6	49.4	144.3	146.1
Land segment	71.3	69.0	213.5	201.1
	$226.7	$214.6	$632.6	$594.1

Income from operations:
Aviation segment	$47.0	$47.3	$100.8	$114.5
Marine segment	17.5	20.9	57.3	62.9
Land segment	19.1	19.1	67.3	60.0
	83.6	87.3	225.4	237.4
Corporate overhead - unallocated	17.2	13.2	46.1	39.2
	$66.4	$74.1	$179.3	$198.2

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	September 30,	December 31,
	2015	2014
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.8 and $7.9 as of September 30, 2015 and December 31, 2014, respectively	$574.2	$685.0
Marine segment, net of allowance for bad debt of $9.9 and $8.4 as of September 30, 2015 and December 31, 2014, respectively	748.4	974.0
Land segment, net of allowance for bad debt of $8.1 and $9.4 as of September 30, 2015 and December 31, 2014, respectively	716.5	647.4
	$2,039.1	$2,306.4

Total assets:
Aviation segment	$1,606.9	$1,635.9
Marine segment	1,361.4	1,483.1
Land segment	1,802.3	1,570.6
Corporate	202.3	190.9
	$4,972.9	$4,880.5

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

Overview

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We have three reportable operating business segments: aviation, marine, and land. We primarily contract with third parties for the delivery and storage of fuel products, however, in some cases we own storage and transportation assets for strategic purposes. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, offshore rig owners and operators,  the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, lubricants, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers as well as engage in crude oil marketing activities.  In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers in the aviation, marine and land transportation industries.

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

Results of Operations

Our results of operations include (i) the results of the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) in our land segment commencing on March 7, 2014, its acquisition date, (ii) the results of the acquisition of all of the outstanding stock of Colt International, L.L.C (“Colt”) in our aviation segment commencing on July 29, 2014, its acquisition date and (iii) the results of the acquisition of all of the outstanding stock of Pester Marketing Company (“Pester”) in our land segment commencing on September 1, 2015, its acquisition date.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue.  Our revenue for the third quarter of 2015 was $7.8 billion, a decrease of $3.9 billion, or 33.3%, as compared to the third quarter of 2014.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$2,995.3	$4,675.6	$(1,680.3)
Marine segment	2,388.1	3,725.6	(1,337.5)
Land segment	2,427.3	3,312.3	(885.0)
	$7,810.7	$11,713.5	$(3,902.8)

Our aviation segment revenue for the third quarter of 2015 was $3.0 billion, a decrease of $1.7 billion, or 35.9%, as compared to the third quarter of 2014.  Of the decrease in aviation segment revenue, $2.2 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the third quarter of 2015 as compared to the third quarter of 2014, which was partially offset by $0.5 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for the third quarter of 2015 was $2.4 billion, a decrease of $1.3 billion, or 35.9%, as compared to the third quarter of 2014.  Of the decrease in marine segment revenue, $2.5 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the third quarter of 2015 as compared to the third quarter of 2014, which was partially offset by $1.2 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for the third quarter of 2015 was $2.4 billion, a decrease of $0.9 billion, or 26.7%, as compared to the third quarter of 2014.  Of the decrease in land segment revenue, $1.3 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the third quarter of 2015 as compared to the third quarter of 2014, which was partially offset by $0.4 billion principally due to increased volume attributable to new and existing customers.

Gross Profit.  Our gross profit for the third quarter of 2015 was $226.7 million, an increase of $12.1 million, or 5.6%, as compared to the third quarter of 2014.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$106.8	$96.2	$10.6
Marine segment	48.6	49.4	(0.8)
Land segment	71.3	69.0	2.3
	$226.7	$214.6	$12.1

Our aviation segment gross profit for the third quarter of 2015 was $106.8 million, an increase of $10.6 million, or 11.1%, as compared to the third quarter of 2014. The increase in aviation segment gross profit was due to increased volume attributable to new and existing customers.

Our marine segment gross profit for the third quarter of 2015 was $48.6 million, a decrease of $0.8 million, or 1.7%, as compared to the third quarter of 2014.  Of the decrease in marine segment gross profit, $17.0 million was due to lower gross profit per metric ton sold in the third quarter of 2015 as compared to the third quarter of 2014, which was partially offset by $16.2 million in increased volume attributable to new and existing customers.

Our land segment gross profit for the third quarter of 2015 was $71.3 million, an increase of $2.3 million, or 3.3%, as compared to the third quarter of 2014.  Of the increase in land segment gross profit, $3.5 million was due to gross profit from acquired businesses and $1.9 million was due to increased volume attributable to new and existing customers. These increases were partially offset by $3.1 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for the third quarter of 2015 were $160.3 million, an increase of $19.8 million, or 14.1%, as compared to the third quarter of 2014.  The following table sets forth our expense categories (in millions):

	For the Three Months ended
	September 30,
	2015	2014	$ Change

Compensation and employee benefits	$94.2	$85.2	$9.0
Provision for bad debt	1.6	1.2	0.4
General and administrative	64.5	54.1	10.4
	$160.3	$140.5	$19.8

Of the $9.0 million increase in compensation and employee benefits, $5.2 million was principally due to compensation for new hires to support our growing global business and $3.8 million was due to the inclusion of expenses from acquired businesses.  Of the $10.4 million increase in general and administrative expenses, $4.1 million was due to increased expenses to support our growing global business, $3.3 million was due to the inclusion of expenses from acquired businesses and $3.0 million was due to acquisition related professional fees.

Income from Operations. Our income from operations for the third quarter of 2015 was $66.4 million, a decrease of $7.7 million, or 10.4%, as compared to the third quarter of 2014.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$47.0	$47.3	$(0.3)
Marine segment	17.5	20.9	(3.4)
Land segment	19.1	19.1	—
	83.6	87.3	(3.7)
Corporate overhead - unallocated	17.2	13.2	4.0
	$66.4	$74.1	$(7.7)

Our aviation segment income from operations for the third quarter of 2015 was $47.0 million, a decrease of $0.3 million, or 0.7%, as compared to the third quarter of 2014. This decrease resulted from a $10.9 million increase in operating expenses, which was partially offset by $10.6 million in higher gross profit. Of the increase in operating expenses, $5.8 million was principally due to increased operating expenses to support our growing global business and $5.1 million was related to the inclusion of acquired businesses.

Our marine segment income from operations for the third quarter of 2015 was $17.5 million, a decrease of $3.4 million, or 16.3%, as compared to the third quarter of 2014. This decrease resulted from a  $2.6 million increase in operating expenses and $0.8 million in lower gross profit.

Our land segment income from operations for the third quarter of 2015 was $19.1 million, for the third quarter of 2015 and 2014.

Corporate overhead costs not charged to the business segments for the third quarter of 2015 were $17.2 million, an increase of $4.0 million, or 30.3%, as compared to the third quarter of 2014.  Of the increase in operating expenses, $3.0 million was due to acquisition related professional fees and $1.0 million was principally due to increased general and administrative expenses to support our growing global business.

Non-Operating Expenses, net.  For the third quarter of 2015, we had non-operating expenses, net of $6.0 million, a decrease of $0.2 million as compared to the third quarter of 2014. This decrease was principally due to a $0.9 million decrease in interest expense and other financing costs, net, a $0.8 million positive change related to foreign currency exchange and a  $0.7 million increase in other income, which were partially offset by a $2.2 million reduction of equity earnings.

Income Taxes.  For the third quarter of 2015, our effective income tax rate was 19.5% and our income tax provision was $11.8 million, as compared to an effective income tax rate of 19.8% and an income tax provision of $13.4 million for the third quarter of 2014.  The lower effective income tax rate for the third quarter of 2015 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the third quarter of 2014.

Net Loss Attributable to Noncontrolling Interest.  For the third quarter of 2015, net loss attributable to noncontrolling interest was $1.0 million, a decrease of $0.2 million as compared to the third quarter 2015.

Net Income and Diluted Earnings per Common Share.  Our net income for the third quarter of 2015 was $49.6 million, a  decrease of $6.1 million, or 10.9%, as compared to the third quarter of 2014. Diluted earnings per common share for the third quarter of 2015 was $0.71 per common share, a decrease of $0.07 per common share, or  9.0%, as compared to the third quarter of 2014.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the third quarter of 2015 was $60.1 million, a decrease of $4.5 million, or 7.0%, as compared to the third quarter of 2014. Non-GAAP diluted earnings per common share for the third quarter of 2015 was $0.86 per common share, a decrease of $0.05 per common share, or 5.4%, as compared to the third quarter of 2014. The following table sets forth the reconciliation between our net income and non-GAAP net income for the third quarter of 2015 and 2014 (in millions):

	For the Three Months ended
	September 30,
	2015	2014
Net income attributable to World Fuel	$49.6	$55.7
Share-based compensation expense, net of income taxes of $1.5 and $1.1 for 2015 and 2014, respectively	3.3	2.5
Intangible asset amortization expense, net of income taxes of $1.6 and $0.7 for 2015 and 2014, respectively	5.1	6.0
Expenses related to acquisitions, net of income taxes of $0.9 and $0.2 for 2015 and 2014 respectively	2.1	0.4
Non-GAAP net income attributable to World Fuel	$60.1	$64.6

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the third quarter of 2015 and 2014:

	For the Three Months ended
	September 30,
	2015	2014
Diluted earnings per common share	$0.71	$0.78
Share-based compensation expense, net of income taxes	0.05	0.04
Intangible asset amortization expense, net of income taxes	0.07	0.08
Expenses related to acquisitions, net of income taxes	0.03	0.01
Non-GAAP diluted earnings per common share	$0.86	$0.91

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets and the expenses related to acquisitions primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets and the expenses related to acquisitions are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Our revenue for the first nine months of 2015 was $23.6 billion, a decrease of $10.0 billion, or 29.6%, as compared to the first nine months of 2014. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$9,077.6	$13,361.8	$(4,284.2)
Marine segment	7,514.3	10,738.6	(3,224.3)
Land segment	7,055.9	9,506.4	(2,450.5)
	$23,647.8	$33,606.8	$(9,959.0)

Our aviation segment revenue for the first nine months of 2015 was $9.1 billion, a decrease of $4.3 billion, or 32.1%, as compared to the first nine months of 2014.  Of the decrease in aviation segment revenue, $5.8 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in the first nine months of 2015 as compared to the first nine months of 2014, which was partially offset by $1.5 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for the first nine months of 2015 was $7.5 billion, a decrease of $3.2 billion, or 30.0%, as compared to the first nine months of 2014. Of the decrease in marine segment revenue, $6.7 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in the first nine months of 2015 as compared to the first nine months of 2014, which was partially offset by $3.5 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for the first nine months of 2015 was $7.1 billion, a decrease of $2.4 billion, or 25.8%, as compared to the first nine months of 2014. Of the decrease in land segment revenue, $3.7 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in the first nine months of 2015 as compared to the first nine months of 2014, which was partially offset by $0.9 billion due to increased volume attributable to new and existing customers and $0.4 billion due to revenue from acquired businesses.

Gross Profit.  Our gross profit for the first nine months of 2015 was $632.6 million, an increase of $38.5 million, or 6.5%, as compared to the first nine months of 2014.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$274.8	$246.9	$27.9
Marine segment	144.3	146.1	(1.8)
Land segment	213.5	201.1	12.4
	$632.6	$594.1	$38.5

Our aviation segment gross profit for the first nine months of 2015 was $274.8 million, an increase of $27.9 million, or 11.3%, as compared to the first nine months of 2014. Of the increase in aviation segment gross profit, $22.8 million was due to gross profit from acquired businesses and $22.7 million was due to increased volume attributable to new and existing customers. These increases were partially offset by $17.7 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for the first nine months of 2015 was $144.3 million, a decrease of $1.8 million, or 1.2%, as compared to the first nine months of 2014. Of the decrease in marine segment gross profit, $49.8 million was due to lower gross profit per metric ton sold in the first nine months of 2015 as compared to the first nine months of 2014, which was partially offset by $48.1 million in increased volume attributable to new and existing customers.

Our land segment gross profit for the first nine months of 2015 was $213.5 million, an increase of $12.4 million, or 6.2%, as compared to the first nine months of 2014.  Of the increase in land segment gross profit, $19.7 million was due to gross profit from acquired businesses and $15.7 million was due to increased volume attributable to new and existing customers. These increases were partially offset by $23.0 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses. Total operating expenses for the first nine months of 2015 were $453.3 million, an increase of $57.4 million, or 14.5%, as compared to the first nine months of 2014.  The following table sets forth our expense categories (in millions):

	For the Nine Months ended
	September 30,
	2015	2014	$ Change

Compensation and employee benefits	$270.5	$233.6	$36.9
Provision for bad debt	5.2	3.5	1.7
General and administrative	177.6	158.8	18.8
	$453.3	$395.9	$57.4

Of the $36.9 million increase in compensation and employee benefits, $19.6 million was due to the inclusion of expenses from acquired businesses and $17.3 million was principally due to compensation for new hires to support our growing global business.  Of the $18.8 million increase in general and administrative expenses, $11.3 million was due to the inclusion of expenses from acquired businesses and  $7.5 million was due to increased general and administrative expenses to support our growing global business.

Income from Operations. Our income from operations for the first nine months of 2015 was $179.3 million, a decrease of $18.9 million, or 9.5%, as compared to the first nine months of 2014.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months ended
	September 30,
	2015	2014	$ Change

Aviation segment	$100.8	$114.5	$(13.7)
Marine segment	57.3	62.9	(5.6)
Land segment	67.3	60.0	7.3
	225.4	237.4	(12.0)
Corporate overhead - unallocated	46.1	39.2	6.9
	$179.3	$198.2	$(18.9)

Our aviation segment income from operations for the first nine months of 2015 was $100.8 million, a decrease of $13.7 million, or 12.0%, as compared to the first nine months of 2014. This decrease resulted from a $41.6 million increase in operating expenses, which was partially offset by $27.9 million in higher gross profit. Of the increase in operating expenses, $23.7 million was related to the inclusion of acquired businesses, $3.8 million was related to the termination of the employment agreement of our former Aviation Segment President and $14.1 million was due to increased operating expenses to support our growing global business.

Our marine segment income from operations for the first nine months of 2015 was $57.3 million, a decrease of $5.6 million, or 8.9%, as compared to the first nine months of 2014. This decrease resulted from a $3.8 million increase in operating expenses and $1.8 million in lower gross profit.

Our land segment income from operations for the first nine months of 2015 was $67.3 million, an increase of $7.3 million, or 12.2%, as compared to the first nine months of 2014. This increase resulted from $12.4 million in higher gross profit, which was partially offset by a $5.1 million increase in operating expenses. The increase in operating expenses was principally due to expenses related to acquired businesses.

Corporate overhead costs not charged to the business segments for the first nine months of 2015 were $46.1 million, an increase of $6.9 million, or 17.6%, as compared to the first nine months of 2014 principally due to increased expenses to support our growing global business.

Non-Operating Expenses, net.  For the first nine months of 2015, we had non-operating expenses, net of $21.0 million, an increase of $9.1 million as compared to the first nine months of 2014. This increase was principally due to a $5.8 million reduction of equity earnings in the first nine months of 2015 as compared to the first nine months of 2014 and a $3.7 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in the first nine months of 2015 as compared to the first nine months of 2014.

Income Taxes. For the first nine months of 2015, our effective income tax rate was 16.9% and our income tax provision was $26.8 million, as compared to an effective income tax rate of 18.8% and an income tax provision of $35.0 million for the first nine months of 2014.  The lower effective income tax rate for the first nine months of 2015 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first nine months of 2014.

Net Loss Attributable to Noncontrolling Interest.  For the first nine months of 2015, net loss attributable to  noncontrolling interest was $3.6 million, an increase of $0.3 million as compared to the first nine months of 2014.

Net Income and Diluted Earnings per Common Share. Our net income for the first nine months of 2015 was $135.1 million, a decrease of $19.5 million, or 12.6%, as compared to the first nine months of 2014. Diluted earnings per common share for the first nine months of 2015 was $1.90 per common share, a decrease of $0.27 per common share, or 12.4%, as compared to the first nine months of 2014.

Non-GAAP Net Income and Non-GAAP Diluted Earnings per Common Share. Our non-GAAP net income for the first nine months of 2015 was $163.0 million, a decrease of $17.9 million, or 9.9%, as compared to the first nine months of 2014. Non-GAAP diluted earnings per common share for the first nine months of 2015 was $2.30 per common share, a decrease of $0.24 per common share, or 9.4%, as compared to the first nine months of 2014. The following table sets forth the reconciliation between our net income and non-GAAP net income for the first nine months of 2015 and 2014 (in millions):

	For the Nine Months ended
	September 30,
	2015	2014
Net income attributable to World Fuel	$135.1	$154.6
Share-based compensation expense, net of income taxes of $3.9 and $3.2 for 2015 and 2014, respectively	8.5	7.0
Intangible asset amortization expense, net of income taxes of $5.0 and $4.9 for 2015 and 2014, respectively	13.9	14.8
Expenses related to acquisitions, net of income taxes of $0.9 and $0.2 for 2015 and 2014, respectively	2.1	1.5
Deferred revenue purchase accounting adjustment, net of income taxes of $0.4	1.1	—
Termination of employment agreement, net of income taxes of $1.5	2.3	—
Executive non-renewal charge, net of income taxes of $1.8	—	3.0
Non-GAAP net income attributable to World Fuel	$163.0	$180.9

The following table sets forth the reconciliation between our diluted earnings per common share and non-GAAP diluted earnings per common share for the first nine months of 2015 and 2014:

	For the Nine Months ended
	September 30,
	2015	2014
Diluted earnings per common share	$1.90	$2.17
Share-based compensation expense, net of income taxes	0.12	0.10
Intangible asset amortization expense, net of income taxes	0.20	0.21
Expenses related to acquisitions, net of income taxes	0.03	0.02
Deferred revenue purchase accounting adjustment, net of income taxes	0.02	—
Termination of employment agreement, net of income taxes	0.03	—
Executive non-renewal charge, net of income taxes	—	0.04
Non-GAAP diluted earnings per common share	$2.30	$2.54

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, deferred revenue purchase accounting adjustments, expenses related to the acquisitions, the termination of an employment agreement and the executive non-renewal charge primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to the acquisitions, the termination of an employment agreement and the executive non-renewal charge are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value.  Although this acquisition accounting requirement has no impact on our business or cash flows, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. We believe that the exclusion of the deferred revenue purchase accounting adjustment is useful to investors as an additional means to reflect trends of our business and provides investors with financial information that facilitates comparison of both historical and future results.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September  30, 2015 and 2014 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Nine Months ended
	September 30,
	2015	2014
Net cash provided by operating activities	$325.2	$129.1
Net cash used in investing activities	(114.0)	(290.2)
Net cash provided by financing activities	99.9	259.9

Operating Activities.   For the nine months ended September 30, 2015, net cash provided by operating activities was $325.2 million as compared to $129.1 million for the first nine months of 2014. The $196.1 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities. For the nine months ended September 30, 2015, net cash used in investing activities was $114.0 million as compared to $290.2 million for the first nine months of 2014. The $176.2 million decrease in cash used in investing activities was principally due to a decrease in cash used for the acquisition of businesses in the first nine months of 2015 as compared to the first nine months of 2014.

Financing Activities.   For the nine months ended September 30, 2015, net cash provided by financing activities was $99.9 million as compared to $259.9 million for the first nine months of 2014. The $160.0 million decrease in cash provided by financing activities was principally due to a $91.1 million decrease in net borrowings in the first nine months of 2015 as compared to the first nine months of 2014 and $60.5 million increase of common stock repurchases in the first nine months of 2015 as compared to the first nine months of 2014.

Other Liquidity Measures

Cash and Cash Equivalents.  As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $609.6 million and $302.3 million, respectively. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowings up to $1.26 billion. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. Additionally, the Credit Facility has a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances and matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $525.0 million and $420.0 million as of September 30, 2015 and December 31, 2014, respectively. Our issued letters of credit under the Credit Facility totaled $7.8 million and $14.8 million as of September 30, 2015 and December 31, 2014, respectively.  We also had $336.2 million and $241.3 million in Term Loans outstanding as of September 30, 2015 and December 31, 2014, respectively.  As of September  30, 2015 and December 31, 2014, the unused portion of our Credit Facility was $727.2 million and $665.2 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2015, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2015 and December 31, 2014, our outstanding letters of credit and bank guarantees under these credit lines totaled $218.6 million and $211.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $375.0 million of our accounts receivable. As of September 30, 2015, we had sold accounts receivable of $129.6 million under the RPAs.

Short-Term Debt. As of September 30, 2015, our short-term debt of $23.2   million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of September  30, 2015 (of which $105.1 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock.  The program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of September 30, 2015, we have $59.5 million available to repurchase shares under the share repurchase program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2014 to September 30, 2015.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2014 10-K Report.

Contractual Obligations

Derivative Obligations.  As of September 30, 2015, our net derivative obligations were $49.1 million, principally due within one year.

Purchase Commitment Obligations.  As of September 30, 2015, fixed purchase commitments under our derivative programs amounted to  $74.1 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of September  30, 2015, we had issued letters of credit and bank guarantees totaling $226.4 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivatives

The following describes our derivative classifications:

Cash Flow Hedges.  Includes certain commodity contracts we enter into to mitigate the risk of price volatility in forecasted purchases and sales.

Fair Value Hedges.  Includes derivatives we enter into in order to hedge price risk associated with our inventory and certain firm commitments relating to fixed price purchase and sale contracts.

Non-designated Derivatives.  Includes derivatives we primarily enter into in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel in the form of swaps or futures as well as certain fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are entered into to hedge the risk of currency rate fluctuations.

As of September 30, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2015	Commodity contracts for inventory hedging	5.8	BBL	$42.959	$(0.224)	$(1.3)
	2016	Commodity contracts for inventory hedging	0.1	BBL	66.989	18.000	1.8
							$0.5

Cash Flow Hedge	2015	Commodity contracts for inventory hedging	—	BBL	64.730	—	0.5
	2016	Commodity contracts for inventory hedging	1.5	BBL	66.772	(1.400)	(2.1)
							(1.6)

Non-Designated	2015	Commodity contracts (long)	21.3	BBL	$51.090	$(13.649)	$(291.3)
	2015	Commodity contracts (short)	21.1	BBL	58.480	14.600	308.3
	2016	Commodity contracts (long)	23.2	BBL	62.660	(22.101)	(513.6)
	2016	Commodity contracts (short)	21.6	BBL	69.870	23.284	502.8
	2017	Commodity contracts (long)	0.9	BBL	26.260	(2.065)	(1.9)
	2017	Commodity contracts (short)	1.0	BBL	20.160	2.129	2.1
	2018	Commodity contracts (long)	0.1	BBL	17.500	(1.572)	(0.1)
	2018	Commodity contracts (short)	0.1	BBL	26.810	4.505	0.5
	2020	Commodity contracts (short)	0.1	BBL	18.840	3.895	0.4
	2015	Foreign currency contracts	8.9	AUD	0.732	0.034	0.3
	2015	Foreign currency contracts	81.3	CAD	1.307	0.009	0.7
	2015	Foreign currency contracts	2,841.4	CLP	677.060	0.000	0.2
	2015	Foreign currency contracts	52.5	EUR	1.118	(0.006)	(0.3)
	2015	Foreign currency contracts	116.3	GBP	1.552	0.008	0.9
	2015	Foreign currency contracts	2,126.1	MXN	16.478	(0.000)	(0.3)
	2015	Foreign currency contracts	43.8	NOK	8.219	0.002	0.1
	2015	Foreign currency contracts	41.0	RON	3.999	(0.002)	(0.1)
	2015	Foreign currency contracts	37.4	SGD	1.392	0.011	0.4
	2015	Foreign currency contracts	59.1	ZAR	13.019	0.007	0.4
	2016	Foreign currency contracts	40.0	GBP	1.553	0.035	1.4
	2017	Foreign currency contracts	4.8	GBP	1.569	0.042	0.2
							$11.1

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September  30, 2015.

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

The plaintiffs subsequently filed a motion to have these actions remanded to state court. We filed a motion in the United States District Court for the District of Maine (the “ME District Court”), where MMA’s bankruptcy is pending, to transfer all of these actions to that court. On March 21, 2014, the ME District Court granted the transfer motion.  On April 4, 2014, the plaintiffs filed a motion for reconsideration of the order granting the transfer motion and a motion requesting the ME District Court abstain from exercising jurisdiction over the transferred cases.  The motion for reconsideration was denied and the motion for abstention remains pending. On May 1, 2014, the plaintiffs filed a notice stating their intention to appeal the order granting the transfer motion to the First Circuit Court of Appeals.  On June 17, 2014, the ME District Court entered a consent order staying proceedings in the transferred cases pending the appeal.  On March 23, 2015, the ME District Court entered an amended consent order staying proceedings in the transferred cases pending the appeal but allowing plaintiffs to file additional cases.  As a result, in June 2015, we, certain of our subsidiaries, DPM and DPTS, along with numerous third parties were named as defendants in thirty-five new complaints filed in the Circuit Court of Cook County, Illinois.  The allegations, claims and damages sought against us in these new actions are substantially the same as in the transferred cases.  On September 22, 2015, the plaintiffs in these cases moved to stay the claims against us and on October 1 and 2, 2015, CPR removed the cases to the IL District Court, where they remain pending.  Additionally, in June 2015, we, certain of our subsidiaries, DPM and DPTS, along with numerous third parties were named as defendants in two class actions filed in the District Court of Dallas County, Texas.  The class action complaints generally allege wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil and seek economic, compensatory and punitive damages, as well as costs.  On August 14 and September 17, 2015, these actions were removed by CPR to the U.S. District Court for the Northern District of Texas.  In both actions, plaintiffs have filed motions to stay the claims against us.  As discussed in greater detail below, we expect all of these new actions will be stayed in conjunction with the Settlement Agreement (as defined below).

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

In 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring MMA and us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment. The Minister subsequently issued a modified order, to which CPR was added as a party. The requirements of the modified order with respect to us are not materially different from the initial order (the initial order and modified order are hereinafter collectively referred to as the “Order”). We have filed a contestation of the Order before the Tribunal administratif du Québec, an administrative body responsible for hearing such contestations, that challenges the legality and validity of the Order on various grounds.  In July and September of 2014, we voluntarily entered into agreements with the government of Quebec to perform sediment characterization work in Lake Mégantic and the Chaudière River and certain remediation work in the Chaudière River.  The associated cost of these activities was not significant and was covered by insurance.  These agreements were made without admission of liability and under full reservation of rights.

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

In addition to these proceedings, we have received demands for defense and/or indemnification from certain tank car lessors pursuant to our lease agreements with such parties. In connection with these demands, three of our tank car lessors have filed actions against us seeking a declaratory judgment on their indemnification claims and reimbursement for the value of certain leased tank cars that were lost or destroyed in the Derailment.  Specifically, on July 28, 2014, The CIT Group/Equipment Financing, Inc. and CIT Group Inc. filed a complaint against us in the United States District Court for the District of Minnesota alleging breach of contract and seeking declaratory relief and economic damages, as well as costs. On September 19, 2014, we filed a motion to dismiss certain counts of the complaint.  On October 10, 2014, CIT filed a motion for partial summary judgment.  On July 9, 2015, we entered into a settlement agreement with CIT resolving all claims between the parties arising out of the Derailment.  The settlement is conditioned on Final Approval of the Settlement Agreement (as each term is defined and discussed in greater detail below).  As a result of our settlement with CIT, on July 21, 2015, CIT filed a motion to dismiss its complaint. On August 4, 2015, the Court dismissed the case and judgment was entered.

Furthermore, on September 5, 2014, General Electric Railcar Services Corporation (“GE”) filed a complaint against us in the United States District Court for the Southern District of Florida alleging breach of contract and seeking declaratory relief and economic damages, as well as costs.  On December 5, 2014, GE amended its complaint and on December 22, 2014, we filed a motion to dismiss certain counts of the amended complaint.  On August 27, 2015, we entered into a settlement agreement with GE resolving all claims between the parties arising out of the Derailment.  The settlement is conditioned on Final Approval of the Settlement Agreement.  As a result of our settlement with GE, the parties filed a joint stipulation of dismissal on September 16, 2015 and the Court entered an order dismissing the case.

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

Neither the releases and injunctions set forth in the Plans nor our obligation to make the Settlement Payment will be effective unless and until the Plans are approved by creditors in both the U.S. and Canadian bankruptcies, an order sanctioning the CCAA Plan is issued by the Canadian bankruptcy court,  orders confirming the U.S. Bankruptcy Plan and recognizing the CCAA Plan are issued by the U.S. bankruptcy court, an order confirming the U.S. Approval Order (as defined below) is issued by the U.S. District Court and each such order becomes final and non-appealable (“Final Approval”).

On June 9, 2015, MMAC’s creditors voted to approve the CCAA Plan and  on July 13, 2015, the Canadian bankruptcy court  issued an order sanctioning the CCAA Plan (the “Canadian Approval Order”).  On July 28, 2015, CPR requested leave of court to appeal the Canadian Approval Order, which request remains pending.  On October 9, 2015, the Canadian bankruptcy court issued an order approving modifications to the Canadian Approval Order  (the “Amended Canadian Approval Order”).  Based on these modifications, and similar terms included in the U.S. Approval Order,  CPR has agreed to withdraw, upon Final Approval, all of its objections and appeals relating to the Plans.

On August 26, 2015, the CCAA Plan and the Canadian Approval Order were recognized under the U.S. bankruptcy code by an order of the U.S. bankruptcy court.  CPR subsequently appealed the order recognizing the CCAA Plan, but, as previously noted, has agreed to withdraw its appeal upon Final Approval.  On October 21, 2015, the U.S. bankruptcy court entered a supplemental order recognizing the Amended Canadian Approval Order.

The U.S. Bankruptcy Plan has been approved by creditors and on October 9, 2015, the U.S. bankruptcy court entered an order confirming the U.S. Bankruptcy Plan (the “U.S. Approval Order”).  The U.S. Approval Order remains subject to the review and approval of the U.S. District Court for the District of Maine.  We expect the U.S. District Court to enter an order confirming the U.S. Approval Order, which matter is currently uncontested.

While, allowable time periods for appeals of certain of the orders remain and any order issued by the U.S. District Court will not be final until expiration of an appeal period, we expect Final Approval to occur in the fourth quarter of 2015.  At such time, the releases and injunctions set forth in the Plans will become effective and we will thereafter make the Settlement Payment.

Pending Final Approval of the Plans, under the terms of Settlement Agreement, the Trustee and MMAC agreed to move to stay any and all claims or proceedings that are currently pending or subsequently filed against the WFS Parties.  Consequently, on June 26, 2015, upon motion of the Trustee, the U.S. bankruptcy court entered an order staying the Trustee’s adversary proceeding against us.  In conjunction with the Settlement Agreement,  plaintiffs’ counsel in the Quebec Class Action, plaintiffs’ counsel in the U.S. personal injury cases and counsel for the Province of Quebec agreed, upon execution of the Settlement Agreement by the WFS Parties, to stay the Quebec Class Action, the U.S. personal injury cases and the Order respectively. Consistent with the Settlement Agreement, we expect that the actions pending against us in Maine, Illinois and Texas, the Quebec Class Action, as well as the Order (and related contestation before the TAQ) will all be stayed as to the WFS Parties in due course. However, additional claims, lawsuits, proceedings, investigations and orders may be filed, commenced or issued with respect to the incident, which may involve civil claims for damages or governmental investigative, regulatory or enforcement actions against us.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September  30, 2015 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
7/1/2015 - 7/31/2015	—	$—	—	$100,000
8/1/2015 - 8/31/2015	1,002	40.5	1,000	59,524
9/1/2015 - 9/30/2015	—	—	—	59,524
Total	1,002	$40.5	1,000	$59,524

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of September 30, 2015,  $59.5 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2015	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer