Form 10-K
period 2015-12-31
WORLD FUEL SERVICES CORP
filed 2016-02-16
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER 1-9533

WORLD FUEL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2459427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9800 Northwest 41st Street Miami, Florida	33178
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 428-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐  Non-Accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $3,382,539,000.

As of February 4, 2016, the registrant had approximately 70,800,000 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:

Part III – Specified Portions of the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART I

Item 1. Business

Overview

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2015 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”

We are a global fuel logistics, transaction management and payment processing company, which provides energy management solutions to the aviation, marine and land transportation industries.    We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.  We primarily contract with third parties for the delivery and storage of fuel products, however, we also operate storage facilities and transportation assets.

We have offices throughout the United States and in various foreign jurisdictions, including: the United Kingdom, Denmark, Norway, Sweden, Switzerland, the Netherlands, Germany, Greece, the United Arab Emirates, Russia, Taiwan, South Korea, Singapore, Japan, Hong Kong, Indonesia, Costa Rica, Brazil, Chile, Argentina, Mexico, Colombia, Canada, South Africa, Gibraltar, India and Australia. See “Item 2 – Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2015 10‑K Report for a list of our subsidiaries.

As of February 4, 2016, we employed approximately 4,700 employees globally. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2015 10‑K Report and are not incorporated by reference in this 2015 10‑K Report.

Segments

We operate in three reportable segments consisting of aviation, marine and land. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments as well as intergovernmental organizations. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, crude oil, lubricants, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs. Financial information with respect to our business segments and the geographic areas of our business is provided below and within Note 11 to the accompanying consolidated financial statements included in this 2015 10-K Report.

Aviation Segment

Our aviation‑related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. In addition, we offer card payment solutions and related processing services. Because fuel is a major component of an aircraft’s operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network of third‑party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in locations worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide, which may be delivered into our customers’ aircraft or to a designated storage facility located at one of our suppliers’ locations, pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We also engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term, and spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market‑based formulas or is government controlled.

Marine Segment

Through our extensive network, we provide our customers with real‑time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price hedging instruments, quality control, claims management, and card payment solutions and related processing services.

We serve primarily as a reseller, and accordingly, in those instances we take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in storage facilities that we own or lease. We also serve as a broker and in those cases we are paid a commission for negotiating the fuel purchase transaction between the supplier and the end user and for expediting delivery of the fuel.

The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing or market‑based formulas or is government controlled. We also contract with third parties to provide various services for our customers, including fueling of vessels in ports and at sea, and transportation and delivery of fuel and fuel-related products.

Land Segment

Our land‑related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S as well as parts of the United Kingdom and Brazil.

In addition, we offer transaction management services, which include card payment solutions, merchant processing services, payment solutions for tolls across Europe, government payment systems for global fuel procurement and commercial payment programs in the land transportation industry.

In connection with our fuel marketing activities, we serve as a reseller, and in those instances we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as “racks,” which are owned and operated by our suppliers or other third‑parties. We also maintain inventory in certain strategic locations including pipelines and we transport this inventory by railcar. Our cost of fuel is generally tied to market‑based formulas.

During each of the years presented in the accompanying consolidated financial statements no individual customer accounted for more than 10% of segment or consolidated revenue.

Competitors

We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range in size and complexity from large multinational corporations, principally major oil producers, which have significantly greater capital resources, to relatively small and specialized firms. We compete with major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We believe that our extensive market knowledge, worldwide footprint, logistics expertise, and the use of derivative contracts to provide fuel pricing alternatives give us the ability to compete within those markets.

Regulation

Our current and past activities are subject to substantial regulation by federal, state and local government agencies, inside and outside the U.S, which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non‑compliance. See “Item 1A – Risk Factors,” and “Item 3 – Legal Proceedings.”

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

Examples of forward-looking statements in this 2015 10-K Report include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2015 10-K Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

Our business is dependent on our ability to obtain financing to meet our capital requirements and fund our future growth, which may be particularly difficult to obtain if there is volatility in the credit or capital markets.

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

Our derivatives transactions with customers, suppliers, merchants and financial institutions expose us to heightened counterparty risk, which could have a material adverse effect on our business.

As part of our price risk management services, we offer certain of our counterparties various pricing structures for future purchases of fuel, including derivatives products designed to hedge exposure to fluctuations in fuel prices.  In the ordinary course of business, we enter into fixed forward pricing contracts (“fixed forward contracts”) with our counterparties under which we agree to sell or purchase, as the case may be, certain volumes of fuel at fixed prices.  In addition, we may act as a counterparty in swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of fuel. Furthermore, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments.  We typically hedge our financial risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions, on secured and unsecured terms alike.

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

While we generally attempt to structure our agreements such that we are able to recover from the non-performing counterparty any losses or costs we may incur, we may not always be able to recover such amounts and may be exposed to claims for damages, penalties or other costs.   Furthermore, although we have credit standards and perform credit evaluations of our customers and suppliers, our evaluations may be inaccurate, or we may fail to effectively monitor exposure of our counterparties, and we cannot ensure that credit performance will not be materially worse than anticipated.  Accordingly, should any counterparty fail to honor its obligations under our agreements, we could sustain significant losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to various risks in connection with our use of derivatives which could have a material adverse effect on our results of operations.

We enter into financial derivative contracts to mitigate the risk of market price fluctuations in fuel products we sell, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations could be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that often bear some historical correlation to aviation jet fuel (e.g. heating oil in the United States or gasoil in Europe or Asia). If the price of aviation jet fuel and the price of any such products experience divergence in correlation, our attempts to mitigate price risk associated with our aviation business may not be effective. For purposes of hedging, neither heating oil nor gasoil is a perfect substitute for aviation jet fuel and significant pricing differences may occur. There may be times where the change in the price of jet fuel increases or decreases based on market supply and demand fundamentals or disruptive events (e.g. hurricanes) while the change in the price of heating oil or gasoil remains relatively constant.

We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities associated with basis, time, quality or geographic spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, often entail exposure to adverse changes in commodity prices in relation to our proprietary positions. Although we have established limits on such exposure, any such adverse changes could result in losses. The risks we face because of our use of financial derivatives can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately hedge our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures with respect to hedging or proprietary trading, for example by engaging in unauthorized trading activity, failing to hedge a specific financial risk or failing to observe limits on exposure, which could subject us to financial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, the majority of our derivatives are not designated as cash flow hedges for accounting purposes, and we therefore recognize changes in the fair market value of these derivatives as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair value of these derivatives is marked to market at the end of each quarter, changes in the fair value of our derivative instruments as a result of gains or losses may cause our earnings to fluctuate from period to period.

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

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA and the U.K. Anti Bribery Act, and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business and the U.K. Anti Bribery Act prohibits bribery both in the United Kingdom and internationally, as well as bribery across public and private sectors. As part of our business, we regularly deal with state owned enterprises, the employees of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international jurisdictions in which we operate lack a developed legal system and have higher than normal levels of corruption. Our activities in these countries create the risk of improper payments or offers of payments by one of our employees or other parties acting on our behalf.

Furthermore, international trade controls, including economic sanctions, export controls and anti-boycott regulations, are complex, restrict our business dealings with certain countries and individuals, and are constantly changing.  Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. These business dealings currently represent an insignificant amount of our consolidated revenue and income and generally consist of the provision of services pursuant to licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-

corruption laws and trade control regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with our compliance with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, such a violation could also cause an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit.  Such events could adversely affect our business, financial condition, results of operations and cash flows.  Finally, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.

In the past, we have received administrative subpoenas from OFAC requesting information regarding our transactions in countries that are the subject of U.S. sanctions. In responding to these subpoenas, we identified a limited number of transactions that may have resulted in violations of U.S. sanctions regulations or our OFAC issued licenses. In each of these responses, we noted that the transactions identified as potential violations resulted in very small amounts of revenue to us. We routinely take actions to further strengthen our compliance-related policies and procedures. Nevertheless, should OFAC determine that any activities constituted violations of U.S. sanctions regulations, civil penalties, including fines, could be assessed against us.  Additionally, in the course of its ongoing reviews, OFAC could request additional information from us, in the form of additional subpoenas or otherwise, and we intend to fully cooperate with any such additional subpoenas or requests. We cannot predict the ultimate outcome of any OFAC review, the total costs to be incurred in response to these reviews, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Our fuel storage and transportation operations have inherent risks that could negatively impact our stock price, results of operations and financial condition.

Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks including:

•oil spills and other environmental mishaps;

•fires, collisions and other catastrophic disasters;

•injuries and loss of life;

•severe damage to and destruction of property and equipment; and

•loss of product and business interruption.

Damage arising from such occurrences may result in fines and significant third party claims. We generally maintain insurance to mitigate these types of costs, but there can be no assurance that our insurance would be sufficient to cover the liabilities we might suffer from the occurrence of one or more of the risks described above.

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

We rely on our computer systems and network infrastructure across our operations. Despite our implementation of security and back-up measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events.  Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches.  Due to the large number of transactions that run through our systems each day, significant system down-time or slow-down could have a material impact on our ability to conduct business, process and record transactions, as well as make operational and financial decisions.

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

Businesses we have acquired or may acquire in the future, as well as strategic investments such as joint venture arrangements, expose us to increased risks.

As part of our growth strategy, we have been acquisitive and intend to continue to explore acquisition opportunities of fuel resellers, logistics and transaction management and payment processing companies, as well as other service and technology businesses. We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. If we acquire new businesses in the future, we may incur substantial additional indebtedness and other expenses or we may complete potentially dilutive issuances of equity securities, which may affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations. We have also entered into joint venture arrangements and equity investments intended to complement or expand our business, as well as divested of certain of our businesses or assets. These types of transactions can pose substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate. These transactions involve significant challenges and risks, including:

•our ability to effectively integrate the operations, financial reporting, and personnel of acquired companies and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

•our ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;

•the diversion of management’s time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;

•the risks associated with entering into businesses or markets in which we may have no or limited direct prior experience;

•the potential loss of key employees, customers or suppliers of the acquired businesses;

•the ability to integrate the IT systems of acquired businesses into our existing IT infrastructure and manage those systems that cannot be effectively integrated;

•the requirement to write down acquired assets as a result of the acquired business or strategic investment being worth less than we paid or invested in it;

•capital expenditure requirements exceeding our estimates;

•the risk that an acquisition or strategic investment could reduce our future earnings; and

•the assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities, and no or limited indemnities from sellers or ongoing indemnity obligations to purchasers.

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

In addition, the aviation, marine and land transportation industries are subject to continuing changes in laws and regulations, including environmental regulations mandating or incentivizing alternative energy sources or attempting to control or limit emissions and pollution. For example, amendments to the International Convention for the Prevention of Pollution from Ships, or MARPOL, established a phased reduction of the sulfur content in fuel oil and allows for stricter sulfur limits in designated emission control areas. Further changes in laws and regulations applicable to international and national maritime trade are expected over the coming years. Complying with these and other laws and regulations may require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services. Although the ultimate impact of any regulations is difficult to predict accurately, they could have a material adverse effect on our business or on the businesses of our customers.

Our business is subject to seasonal variability, which can cause our revenues and operating results to fluctuate and adversely affect the market price of our shares.

Our operating results are subject to seasonal variability. Our seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns.  As such, our results for the fourth and first quarters of the year tend to be the strongest while the second quarter is generally the weakest. There can be no assurance that our historic operating results patterns will continue in future periods as we cannot influence or forecast all of these factors.  Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year.  These seasonal fluctuations in our quarterly operating results may therefore adversely affect the market price of our shares.

If we fail to comply with laws or other government regulations applicable to our operations, we could suffer penalties or costs that could have a material adverse effect on our business.

We are required to comply with extensive and complex laws and other regulations in the countries in which we operate, and at the international, federal, state and local government levels relating to, among other things:

•the transportation, handling and delivery of fuel and fuel products;

•the operation of fuel storage and distribution facilities;

•workplace safety;

•fuel spillage or seepage;

•environmental protection;

•consumer and data protection;

•payment card industry data security standards;

•government contracting and procurement;

•anti-trust and other applicable competition laws;

•anti-money laundering and statutes and regulations governing the transmission of funds;

•regulatory reporting and licensing requirements; and

•hazardous waste disposal.

Due to the complex and technical nature of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. If more serious violations were to occur, we could be subject to substantial fines or penalties or to civil or criminal liability. In addition, compliance with existing and future laws regulating the delivery of fuel by barge, truck or railcar, fuel storage terminals and underground storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs.  For example, rail incidents in the last several years have led and are likely to continue to lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the railcars that transport these products, including specifications mandating modified railcar designs, configurations, materials, and equipment. These regulations could result in higher operating costs for us, such as if we are required to pay for the modifications to railcars we lease or such railcars become obsolete, which could adversely affect our operating results.

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

We are subject to unique business risks as a result of selling to government customers and reduced sales to our government customers could adversely affect our profitability.

U.S. and foreign government budget constraints and the withdrawal of armed forces from Afghanistan are expected to continue resulting in a decrease in defense spending, which in turn can cause a significant reduction in sales and related profit in our government services business. Furthermore, due to the nature of these types of conflicts, withdrawals from certain areas may be sudden, subjecting us to losses or higher expenses associated with disposing of unused inventory, removal or abandonment of equipment and relocation of employees.  Furthermore, as government contracts are requirements based, profitability associated with our government services business may fluctuate significantly from time to time as a result of the commencement, extension or completion of existing and new government contracts.  As a result of complex logistics and extended payment terms for our government customers, sales of products and services to such customers generally carry higher margins than sales to other customers. Accordingly, a decrease in government sales could contribute disproportionately to a reduction in our gross margin and profitability and such decrease could be sudden.  The loss of a significant government customer or a material reduction in sales to government customers could adversely affect our business, financial condition, results of operations and cash flows.

In addition, contracting with government agencies is inherently complex.  Government contracts are subject to specific procurement regulations and a variety of other requirements, which affects how we transact business with our customers and can impose additional costs on our business operations.  Government contracts are also generally subject to oversight, including audits and investigations which could identify violations of these agreements or applicable procurement regulations, such as the Federal Acquisition Regulation for contracts with the U.S. federal government. Such violations could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our business, financial condition, and results of operations.

Changes in the market price of fuel may have a material adverse effect on our business.

Historically, fuel prices have been extremely volatile and will likely continue to be volatile in the future.  Fuel prices are impacted by many factors beyond our control, including:

•global economic conditions;

•changes in global crude oil and natural gas prices;

•expected and actual supply and demand for fuel;

•the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•oil and gas production levels by non-OPEC countries;

•geopolitical conditions;

•laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;

•changes in pricing or production controls by various organizations and oil producing countries;

•technological advances affecting energy consumption or supply;

•energy conservation efforts;

•price and availability of alternative fuels; and

•weather.

If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs or comply with new environmental regulations to obtain associated incentives. For example, in the shipping industry a number of container ships sail at reduced speeds, known as “slow steaming,” to conserve fuel and reduce carbon emissions.  In any such event, there can be no assurance that the volume of orders from our customers will thereafter increase or that we will be able to replace lost volumes with new customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to prepay for fuel purchases which would impair our liquidity.

Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on our results of operations and overall profitability.  This can be due to a number of factors, including decreased demand for our services and price risk management products.    Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business as a result of lower working capital requirements.

Finally, we maintain fuel inventories for competitive or logistical reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory. Our inventory is valued using the average cost methodology and is stated at the lower of average cost or market. A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. While we attempt to mitigate these fluctuations such as these through hedging, there can be no assurance that such hedges will be effective.   Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating fluctuations in prices, we could record a write down of inventory on hand and a non-cash charge, which could adversely impact our earnings.

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.

Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;

•the costs of hiring and retaining senior management for overseas operations;

•difficulty in staffing and managing widespread operations, which could reduce our productivity;

•unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;

•governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;

•political risks specific to foreign jurisdictions; and

•terrorism, war, civil unrest and natural disasters.

In particular, we operate in certain international markets which have been plagued by corruption and have uncertain regulatory environments, either of which could have a negative impact on our operations there. Furthermore, many countries in which we operate have historically been, and may continue to be, susceptible to recessions or currency devaluation.

We also operate in certain high risk locations that have been experiencing military action, terrorist activity or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations in those areas. An act of terror could result in disruptions of fuel supply and oil markets, and our facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if our means of transportation become damaged as a result of an attack.  In these high risk locations, we may also incur substantial operating costs, including maintaining the safety of our personnel. Furthermore, we cannot guarantee the safety of our personnel in these locations and there is a risk of serious injury or loss of life of employees or subcontractors.

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

We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, which restrict our ability to (i) pay dividends, (ii) incur additional debt, (iii) create liens, (iv) make restricted payments, (v) sell assets and (vi) engage in mergers or acquisitions. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to successfully manage the implementation of an upgrade to our global enterprise resource planning (“ERP”) platform, our operations and operating results could be adversely affected.

In 2015, we committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability, particularly when integrating future acquisitions.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the early planning phase and the costs incurred to date have not been significant.  We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.  If we fail to successfully implement the upgrade to our existing ERP platform, or should we experience material delays in implementation, our ability to grow our business could be adversely affected. Estimating the expenditures related to an upgrade of an ERP platform is highly complex and subject to variables that can significantly increase costs. Should the actual costs exceed our estimates, our liquidity and results of operations could be adversely affected.

Our operations may be adversely affected by legislation and competition from other energy sources and new or advanced technology.

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

Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions in order to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a significant increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Current and future litigation could have a material adverse effect on our business and results of operations.

We are currently, and may in the future be, involved in legal proceedings that arise in the ordinary course of our business. Lawsuits and other administrative or legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

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

Finally, we earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective income tax rates for the Company. Further, recent developments, including proposals to change U.S. income tax laws regarding how U.S. multinational corporations are taxed on foreign earnings, investigations by the European Commission on illegal state aid, the project by the Organisation for Economic Co-operation and Development on Base Erosion and Profit Shifting and other initiatives, could adversely affect our worldwide effective tax rate, if enacted. Although we cannot predict whether or in what form any changes will be made, if enacted they could have a material adverse impact on our income tax expense, financial condition, results of operations and cash flows.

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

The Dodd Frank Wall Street Transparency and Accountability Act of 2010 (the “Act”) provides for federal regulation of the over the counter (“OTC”) derivative markets both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC broad authority to regulate such markets and their participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The CFTC and the SEC are continuing to consider, finalize and implement rules governing, among other things, where swaps are transacted (on exchange versus off exchange); how they are transacted (cleared versus uncleared; margined versus unmargined); the differing responsibilities of those who participate in OTC derivatives (end users, swap dealers, major swap participants); and the application of cross-border rules in the global derivatives markets. Further, regulations setting limits on the size of a party’s derivative positions in major energy markets were adopted by the CFTC but vacated after a successful challenge in federal court. In November 2013, the CFTC re-proposed new position limits rules, which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions.  Such rules have not been finalized, and we cannot currently predict whether or when the re-proposed rules will be adopted, in what form the rules will be adopted, or the effect of the final rules, if any, on our businesses. Furthermore, certain of the other requirements under the Act have taken effect and other regulations that could have a significant impact on us are expected to be finalized in the near future.

In addition, various foreign jurisdictions have adopted or are in the process of adopting legislation regulating the use of derivatives, including Singapore and Europe, where we currently conduct certain derivatives activities.

As regulations are finalized, adopted and implemented, we continue to evaluate how legislation will impact our ability to conduct our business. In particular, the Act and any new (or newly implemented) regulations and international legislation could significantly increase the cost of our derivative contracts (including through requirements to post collateral, which could adversely affect our cash flows and liquidity, or subject us directly or indirectly to additional reporting requirements), materially alter the terms of our derivative contracts, reduce our ability to offer derivative and other price management products to our customers, reduce the demand for our price risk management services, reduce the availability of derivatives to protect against risks we encounter, increase price volatility in commodities we buy and sell (and derivatives related to those commodities), affect cash flow and liquidity due to margin calls, reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If the increased cost of derivative contracts is significant or we reduce or limit our derivatives activities as a result of any such legislation or rules, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our principal properties, the majority of which are leased, as of February 4, 2016. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2016 in any material respect.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

PROPERTIES

Location	Principal Use	Lease Expiration
9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021
3340 S. Harlem Avenue Riverside, IL 60546, USA	Administrative, operations and sales office for land segment	June 2018
62 Buckingham Gate London, UK SW1E 6AJ	Administrative, operations and sales office for aviation, marine and land segments	June 2023
238A Thompson Road #17‑03 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	March 2020
Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017
Av. Rio Branco 181/3602 – Parte, Centro Rio de Janeiro, Brazil 20040 007	Administrative, operations and sales office for aviation, marine and land segments	December 2016
Paseo de la Reforma 231, Piso 8 Colonia Cuauhtémoc Delegacion Cuauhtémoc C.P. 06500, Mexico D.F	Administrative, operations and sales office for aviation segment	October 2019
Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	March 2018
555 West Brown Deer Road, Suite 200 Milwaukee, WI 53224, USA	Administrative, operations and sales office for land segment	January 2017
605 North Highway 169, Suite 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2018
25 Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	March 2020
Strommen 6 9400 Norresundby, Denmark	Administrative, operations and sales office for aviation and land segments	Month-to-month
6000 Metcalf Ln Shawnee Mission, KS 66202, USA	Administrative, operations and sales office for land segment	April 2017
8650 College Blvd Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, marine and land segments	August 2017
Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned
300 Flint Ridge Road Webster, Texas 77598, USA	Administrative, operations and sales office for aviation segment	Owned
4643 South Ulster Street, Suite 350 Denver, Colorado 80237, USA	Administrative, operations and sales office for land segment	February 2021

Item 3. Legal Proceedings

Lac‑Mégantic, Quebec

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

Between 2013 and 2015, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, were sued in various actions in both the United States and Canada, by multiple third parties seeking economic, compensatory  and punitive damages allegedly caused by the Derailment.  In addition, in 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee (the “Trustee”) for the U.S. bankruptcy estate of Montreal, Maine & Atlantic Railway, Ltd., Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) resolving all claims arising out of the Derailment.  On December 22, 2015,the effective date of the bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”), the Settlement Agreement became final and effective .

Pursuant to the Settlement Agreement, we contributed US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the Derailment. As part of the settlement, we also assigned to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.  The Settlement Payment, as well as substantially all of the related costs and expenses have been recovered from insurance.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we, as well as our former joint ventures, DPTS Marketing, LLC and Dakota Petroleum Transport Solutions, LLC and each of their affiliates (collectively, the “WFS Parties”), received, and will continue to receive, the benefit of the global releases and injunctions set forth in the Plans. These global releases and injunctions bar all claims which may exist now or in the future against the WFS Parties arising out of the Derailment, other than criminal claims which by law may not be released.   Under the terms of the Plans and the Settlement Agreement, all actions pending against us were required to be dismissed.  Multiple actions have already been dismissed and we expect all actions currently pending against us to be dismissed in due course.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business operations including, but not limited to: (i) commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, (ii) environmental claims, (iii) bankruptcy preference claims and (iv) tax and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 31, 2015, the closing price of our stock on the NYSE was $38.46. The following table sets forth, for each quarter in 2015 and 2014, the high and low closing sales prices of our common stock as reported by the NYSE.

		Price
	High	Low
2015
First quarter	$58.28		$45.66
Second quarter	57.72		47.95
Third quarter	49.29		34.44
Fourth quarter	45.63		35.96

2014
First quarter	$45.66		$41.40
Second quarter	49.23		42.75
Third quarter	49.24		39.92
Fourth quarter	48.21		36.87

As of February 4, 2016, there were 369 shareholders of record of our common stock.

Cash Dividends

The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2015 and 2014.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2015
First quarter	$0.0600	March 3, 2015	March 20, 2015	April 10, 2015
Second quarter	0.0600	June 1, 2015	June 19, 2015	July 10, 2015
Third quarter	0.0600	September 9, 2015	September 21, 2015	October 13, 2015
Fourth quarter	0.0600	November 24, 2015	December 18, 2015	January 8, 2016

2014
First quarter	$0.0375	March 7, 2014	March 21, 2014	April 4, 2014
Second quarter	0.0375	May 29, 2014	June 20, 2014	July 11, 2014
Third quarter	0.0375	September 3, 2014	September 19, 2014	October 10, 2014
Fourth quarter	0.0375	November 21, 2014	December 19, 2014	January 9, 2015

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

Stock Performance

This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2010 through December 31, 2015. The cumulative return includes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among World Fuel Services Corporation, the Russell 2000 Index, and the S&P Energy Index
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
World Fuel Services Corporation
Russell 2000
S&P Energy

Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2016 Russell Investment Group. All rights reserved.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding restricted stock units (“RSUs”) and stock‑settled stock appreciation rights (“SSAR Awards”) under our equity compensation plan (which was approved by our shareholders) and available for future issuance under our equity compensation plan as of December 31, 2015 (in millions, except weighted average price data):

(c) Number of securities
	(a) Maximum number of			remaining available
	securities to be issued			for future issuance under
	upon exercise of	(b) Weighted average		equity compensation plan
	outstanding	exercise price of outstanding		(excluding securities
Plan name or description	RSUs and SSAR Awards	SSAR Awards		reflected in column (a))
2006 Omnibus Plan (amended and restated)	1.0	$10.43	(1)	3.2

(1) Calculated without taking into account shares of common stock subject to the RSUs reported in column (a) and that will become issuable following vesting of such RSUs without any cash consideration or other payment required.

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2015 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid Per Share	Programs	Programs (2)
10/1/15-10/31/15	—	$—	—	$59,524
11/1/15-11/30/15	7	45.63	—	59,524
12/1/15-12/31/15	—	—	—	59,524
Total	7	$45.63	—	$59,524

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of December 31, 2015, $59.5 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2015, see the corresponding Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this 2015 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted (“GAAP”) in the United States.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

(In millions, except earnings and dividends per share data)

	For the Year ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Revenue	$30,379.7	$43,386.4	$41,561.9	$38,945.3	$34,622.9
Cost of revenue	29,519.2	42,572.8	40,809.1	38,271.9	33,987.9
Gross profit	860.5	813.6	752.8	673.4	635.0
Operating expenses (6)	613.3	544.5	488.3	416.4	378.0
Income from operations	247.2	269.1	264.5	257.0	257.0
Non-operating income (expenses), net (7)	(27.9)	0.4	(17.7)	(17.4)	(18.8)
Income before income taxes	219.3	269.5	246.7	239.6	238.2
Provision for income taxes	36.3	51.1	39.5	38.2	39.0
Net income including noncontrolling interest	183.0	218.4	207.2	201.4	199.2
Net (loss) income attributable to noncontrolling interest	(3.9)	(3.3)	4.1	12.0	5.2
Net income attributable to World Fuel (7)	$186.9	$221.7	$203.1	$189.4	$194.0
Basic earnings per common share (7)	$2.66	$3.13	$2.85	$2.66	$2.74
Basic weighted average common shares	70.2	70.8	71.2	71.2	70.7
Diluted earnings per common share (7)	$2.64	$3.11	$2.83	$2.64	$2.71
Diluted weighted average common shares	70.7	71.3	71.8	71.8	71.5
Cash dividends declared per common share	$0.24	$0.15	$0.15	$0.15	$0.15

	As of December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Cash, cash equivalents and short-term investments	$582.5	$302.3	$292.0	$172.7	$205.4
Accounts receivable, net	1,812.6	2,306.4	2,538.6	2,193.9	2,160.6
Total current assets	3,254.6	3,673.4	3,815.5	3,281.4	3,122.2
Total assets	4,549.4	4,881.0	4,739.3	4,107.8	3,697.2
Total current liabilities	1,762.8	2,239.3	2,514.5	2,149.3	2,026.1
Total long-term liabilities	865.2	776.8	545.9	416.8	324.4
Total equity (8)	1,921.4	1,864.9	1,678.9	1,541.6	1,346.7
(1)

In 2015, we acquired all the outstanding stock of Pester Marketing Company (“Pester”) on September 1st and completed four additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

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

(6)

Included in operating expenses are total non‑cash compensation costs associated with share‑based payment awards of $17.0 million for 2015, $15.8 million for 2014, $16.7 million for 2013, $14.1 million for 2012 and $11.0 million for 2011 and intangible amortization expense of $28.3 million for 2015, $29.1 million for 2014, $22.4 million for 2013, $18.1 million for 2012 and $25.0 million for 2011.

(7)

Included in non-operating income (expenses), net for 2014 is a gain of $18.1 million related to the sale of our crude oil joint venture interests.  The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

(8)

In 2015, we repurchased 1,584,000 shares of our common stock for an aggregate value of $70.5 million pursuant to the Repurchase Program.  In 2014, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million pursuant to the Repurchase Program.  In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 – Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2015 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ significantly from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”

Overview

We are a global fuel logistics, transaction management and payment processing company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We primarily contract with third parties for the delivery and storage of fuel products, however, we also operate storage facilities and transportation assets.

Reportable Segments

We operate in three reportable segments consisting of aviation, marine and land.  In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third‑tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the U.S. and foreign governments as well as intergovernmental organizations. In our marine segment, we offer fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time‑charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, crude oil, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.  Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and, also to offer our customers fuel pricing alternatives to meet their needs. In addition, we offer transaction management services which consist of card payment solutions and merchant processing services to customers, primarily in the aviation, marine and land transportation industries.

Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.

The results of operations include the results of (i) Pester commencing on September 1, 2015, (ii) Watson Petroleum commencing on March 7, 2014 and (iii) Colt commencing on July 29, 2014; their respective acquisition dates.

Selected financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 2015 10‑K Report.

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

Our revenue and cost of revenue are significantly impacted by world oil and gas prices. Significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

We may experience decreases in future sales volumes and margins as a result of further deterioration in the world economy, declines in the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations. Our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of this 2015 10‑K Report.

2015 compared to 2014

Revenue.  Our revenue for 2015 was $30.4 billion, a decrease of $13.0 billion, or 30.0%, as compared to 2014. Our revenue during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$11,738.2	$17,268.8	$(5,530.6)
Marine segment	9,367.2	13,843.3	(4,476.1)
Land segment	9,274.3	12,274.3	(3,000.0)
Total	$30,379.7	$43,386.4	$(13,006.7)

Our aviation segment revenue for 2015 was $11.7 billion, a decrease of $5.5 billion, or 32.0% as compared to 2014. Of the decrease in aviation segment revenue, $7.4 billion was due to a decrease in the average price per gallon sold as a result of lower average jet fuel prices in 2015 as compared to 2014, which was partially offset by $1.9 billion principally due to increased volume attributable to new and existing customers.

Our marine segment revenue for 2015 was $9.4 billion, a decrease of $4.5 billion, or 32.3% as compared to 2014. Of the decrease in marine segment revenue, $8.2 billion was due to a decrease in the average price per metric ton sold as a result of lower average marine fuel prices in 2015 as compared to 2014, which was partially offset by $3.7 billion due to increased volume attributable to new and existing customers.

Our land segment revenue for 2015 was $9.3 billion, a decrease of $3.0 billion, or 24.4%, as compared to 2014. Of the decrease in land segment revenue, $5.0 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in 2015 as compared to 2014, which was partially offset by $1.6 billion due to increased volume attributable to new and existing customers and $0.4 billion due to revenue from acquired businesses.

Gross Profit.  Our gross profit for 2015 was $860.5 million, an increase of $46.9 million, or 5.8%, as compared to 2014. Our gross profit during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$361.4	$321.6	$39.8
Marine segment	189.6	205.6	(16.0)
Land segment	309.5	286.4	23.1
Total	$860.5	$813.6	$46.9

Our aviation segment gross profit for 2015 was $361.4 million, an increase of $39.8 million, or 12.4%, as compared to 2014. Of the increase in aviation segment gross profit, $31.0 million was due to increased volume attributable to new and existing customers and $28.7 million was due to gross profit from acquired businesses. These increases were partially offset by $19.9 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Our marine segment gross profit for 2015 was $189.6 million, a decrease of $16.0 million, or 7.8%, as compared to 2014. Of the decrease in marine segment gross profit, $71.2 million was due to lower gross profit per metric ton sold in 2015 as compared to 2014 due to fluctuations in customer mix, which was partially offset by $55.2 million in increased volume attributable to new and existing customers.

Our land segment gross profit for 2015 was $309.5 million, an increase of $23.1 million, or 8.1%, as compared to 2014. Of the increase in land segment gross profit, $37.5 million was due to increased volume attributable to new and existing customers and $28.2 million was due to gross profit from acquired businesses. These increases were partially offset by $42.6 million in lower gross profit per gallon sold due to fluctuations in customer mix.

Operating Expenses.  Total operating expenses for 2015 were $613.3 million, an increase of $68.8 million, or 12.6%, as compared to 2014. The following table sets forth our expense categories (in millions):

	2015	2014	$ Change
Compensation and employee benefits	$365.8	$319.8	$46.0
Provision for bad debt	7.5	3.8	3.7
General and administrative	240.0	220.9	19.1
Total	$613.3	$544.5	$68.8

Of the $46.0 million increase in compensation and employee benefits, $24.4 million was due to the inclusion of expenses from acquired businesses and $21.6 million was principally due to compensation for new hires to support our growing global business. Of the $19.1 million increase in general and administrative expenses, $17.2 million was due to the inclusion of expenses from acquired businesses and $1.9 million was due to increased general and administrative expenses to support our growing global business.

Income from Operations.  Our income from operations for 2015 was $247.2 million, a decrease of $21.9 million, or 8.1%, as compared to 2014. Income from operations during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$131.7	$142.3	$(10.6)
Marine segment	73.0	90.0	(17.0)
Land segment	103.4	90.3	13.1
	308.1	322.6	(14.5)
Corporate overhead – unallocated	60.9	53.5	7.4
Total	$247.2	$269.1	$(21.9)

Our aviation segment income from operations for 2015 was $131.7 million, a decrease of $10.6 million, or 7.4%, as compared to 2014. This decrease resulted from a $50.4 million increase in operating expenses, which was partially offset by $39.8 million in higher gross profit. Of the increase in operating expenses, $28.2 million was related to the inclusion of acquired businesses, $3.8 million was related to the termination of the employment agreement of our former Aviation Segment President and $18.4 million was due to increased operating expenses to support our growing global business.

Our marine segment income from operations for 2015 was $73.0 million, a decrease of $17.0 million, or 18.9%, as compared to 2014. This decrease resulted from $16.0 million in lower gross profit and a $1.0 million increase in operating expenses.

Our land segment income from operations for 2015 was $103.4 million, an increase of $13.1 million, or 14.5%, as compared to 2014.  This increase resulted from $23.1 million in higher gross profit, which was partially offset by a $10.0 million increase in operating expenses. The increase in operating expenses was principally due to expenses related to acquired businesses.

Corporate overhead costs not charged to the business segments for 2015 were $60.9 million, an increase of $7.4 million, or 13.8%, as compared to 2014. This increase was principally due to increased expenses to support our growing global business.

Non-Operating (Expenses) Income, net.  For 2015, we had non-operating expenses, net of $27.9 million, as compared to non-operating income, net of $0.4 million in 2014. This $28.3 million change was principally due to an $18.1 million gain on the sale of our crude oil joint venture interests in 2014, a $6.7 million reduction of equity earnings in 2015 as compared to 2014 and a $4.7 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in 2015 as compared to 2014.  The decrease in earnings from our equity investments is principally related to the sale of our crude oil transloading joint venture in December 2014.

Income Taxes.    For 2015, our effective income tax rate was 16.6% and our income tax provision was $36.3 million, as compared to an effective income tax rate of 19.0% and an income tax provision of $51.1 million for 2014.  The lower effective income tax rate for 2015, as compared to 2014, resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and a 2014 U.S. gain on the sale of the crude oil joint venture interest.  Without the gain on the sale of the crude oil joint venture interest, the 2014 effective income tax rate would have been 17.7%.

Net Loss Attributable to Noncontrolling Interest.    For 2015, net loss attributable to noncontrolling interest was $3.9 million as compared to net loss attributable to noncontrolling interest of $3.3 million for 2014.

Net Income and Diluted Earnings per Common Share.  Our net income for 2015 was $186.9 million, a decrease of $34.9 million, or 15.7%, as compared to 2014. Diluted earnings per common share for 2015 was $2.64 per common share, a decrease of $0.47 per common share, or 15.1% as compared to 2014.

Non‑GAAP Net Income and Non‑GAAP Diluted Earnings per Common Share.  Our non‑GAAP net income for 2015 was $225.1 million, a decrease of $23.9 million, or 9.6%, as compared to 2014. Non‑GAAP diluted earnings per common share for 2015 was $3.18 per common share, a decrease of $0.31 per common share, or 8.9%, as compared to 2014. The following table sets forth the reconciliation between our net income and non‑GAAP net income for 2015 and 2014 (in millions):

	2015	2014
Net income attributable to World Fuel	$186.9	$221.7
Share-based compensation expense, net of income taxes of $4.9 and $4.6 for 2015 and 2014, respectively	11.4	9.9
Intangible asset amortization expense, net of income taxes of $6.0 and $6.6 for 2015 and 2014, respectively	20.4	22.4
Expenses related to acquisitions, net of income taxes of $1.1 and $0.2 for 2015 and 2014, respectively	3.0	1.9
Deferred revenue purchase accounting adjustment, net of income taxes of $ 0.4	1.1	—
Termination of employment agreement, net of income taxes of $1.5	2.3	—
Executive non-renewal charge, net of income taxes of $1.7	—	3.0
Gain on the sale of the crude oil joint venture interests (net of certain related operating expenses), net of income taxes of $6.2	—	(9.9)
Non-GAAP net income attributable to World Fuel	$225.1	$249.0

The following table sets forth the reconciliation between our diluted earnings per common share and our non‑GAAP diluted earnings per common share for 2015 and 2014:

	2015	2014
Diluted earnings per common share	$2.64	$3.11
Share-based compensation expense, net of income taxes	0.16	0.14
Intangible asset amortization expense, net of income taxes	0.29	0.31
Expenses related to acquisitions, net of income taxes	0.04	0.03
Deferred revenue purchase accounting adjustment, net of income taxes	0.02	—
Termination of employment agreement, net of income taxes	0.03	—
Executive non-renewal charge, net of income taxes	—	0.04
Gain on the sale of the crude oil joint venture interests (net of certain related operating expenses), net of income taxes	—	(0.14)
Non-GAAP diluted earnings per common share	$3.18	$3.49

The non-GAAP financial measures exclude costs associated with share-based compensation, amortization of acquired intangible assets, expenses related to acquisitions, deferred revenue purchase accounting adjustments, the termination of employment agreement, the executive non-renewal charge and the gain on the sale of the crude oil joint venture interests (net of certain related operating expenses) primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share-based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to acquisitions, the termination of employment agreement, the executive non-renewal charge and the gain on the sale of the crude oil joint venture interests (net of certain related operating) expenses are useful for purposes of evaluating operating performance of our core operating results and comparing them period over period. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue is often recorded on the opening balance sheet at an amount that is lower than the historical carrying value.  Although this acquisition accounting requirement has no impact on our business or cash flows, it adversely impacts our reported GAAP revenue in the reporting periods following an acquisition. We believe that the exclusion of the deferred revenue purchase accounting adjustment is useful to investors as an additional means to reflect trends of our business and provides investors with financial information that facilitates comparison of both historical and future results.  We believe that these non-GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non-GAAP net income and non-GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non-GAAP diluted earnings per common share is computed by dividing non-GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non-GAAP measures to their most directly comparable GAAP financial measures.

2014 compared to 2013

Revenue.  Our revenue for 2014 was $43.4 billion, an increase of $1.8 billion, or 4.4%, as compared to 2013. Our revenue during these periods was attributable to the following segments (in millions):

	2014	2013	$ Change
Aviation segment	$17,268.8	$16,087.6	$1,181.2
Marine segment	13,843.3	14,790.3	(947.0)
Land segment	12,274.3	10,684.0	1,590.3
Total	$43,386.4	$41,561.9	$1,824.5

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

Gross Profit.  Our gross profit for 2014 was $813.6 million, an increase of $60.8 million, or 8.1%, as compared to 2013. Our gross profit during these periods was attributable to the following segments (in millions):

	2014	2013	$ Change
Aviation segment	$321.6	$327.2	$(5.6)
Marine segment	205.6	177.1	28.5
Land segment	286.4	248.5	37.9
Total	$813.6	$752.8	$60.8

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

Our marine segment gross profit for 2014 was $205.6 million, an increase of $28.5 million, or 16.1%, as compared to 2013. Of the increase in marine segment gross profit, $35.0 million was due to increased gross profit per metric ton sold principally due to certain higher margin business activity, which was partially offset by $6.5 million due to decreased volume.

Our land segment gross profit for 2014 was $286.4 million, an increase of $37.9 million, or 15.3%, as compared to 2013. Of the increase in land segment gross profit, $51.2 million was due to gross profit from acquired businesses and $13.6 million was due to increased volume attributable to new and existing customers.  This increase was partially offset by $17.0 million in lower gross profit per gallon sold principally due to fluctuations in customer mix. Additionally, our crude oil transloading joint venture, which was deconsolidated effective December 31, 2013, generated $9.9 million in gross profit in 2013 and is not included in our land segment gross profit in 2014.

Operating Expenses.    Total operating expenses for 2014 were $544.5 million, an increase of $56.2 million, or 11.5%, as compared to 2013. The following table sets forth our expense categories (in millions):

	2014	2013	$ Change
Compensation and employee benefits	$319.8	$288.0	$31.8
Provision for bad debt	3.8	11.7	(7.9)
General and administrative	220.9	188.6	32.3
Total	$544.5	$488.3	$56.2

The $31.8 million increase in compensation and employee benefits was principally due to the inclusion of $27.3 million of expenses from acquired businesses and an executive non-renewal charge of $4.8 million related to the non-renewal of the employment agreement of our former Executive Chairman of the Board of Directors. The $7.9 million decrease in provision for bad debt was primarily due to an overall decrease in accounts receivable balances throughout the second half of the year as a result of declining world oil prices.  The $32.3 million increase in general and administrative expenses was due to the inclusion of $24.6 million in expenses from acquired businesses and acquisition related expenses and $7.7 million principally due to increased professional fees and general insurance expenses.

Income from Operations.    Our income from operations for 2014 was $269.1 million, an increase of $4.6 million, or 1.7%, as compared to 2013. Income from operations during these periods was attributable to the following segments (in millions):

	2014	2013	$ Change
Aviation segment	$142.3	$150.9	$(8.6)
Marine segment	90.0	73.8	16.2
Land segment	90.3	84.8	5.5
	322.6	309.5	13.1
Corporate overhead – unallocated	53.5	45.0	8.5
Total	$269.1	$264.5	$4.6

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

Our marine segment income from operations for 2014 was $90.0 million, an increase of $16.2 million, or 21.9%, as compared to 2013. This increase resulted from $28.6 million in higher gross profit, which was partially offset by an increase of $12.3 million in operating expenses.  The increase in marine segment operating expenses was principally due to compensation and employee benefits.

Our land segment income from operations for 2014 was $90.3 million, an increase of $5.5 million, or 6.5%, as compared to 2013. This increase resulted from $37.9 million in higher gross profit which was partially offset by an increase of $32.4 million in operating expenses. Of the increase in land segment operating expenses, $40.0 million was due to the inclusion of acquired businesses, which was partially offset by a decrease of $7.6 million principally due to compensation and employee benefits and provision for bad debt.

Corporate overhead costs not charged to the business segments for 2014 were $53.5 million, an increase of $8.5 million, or 18.8%, as compared to 2013. This increase was primarily attributable to the $4.8 million executive non-renewal charge and $3.8 million in increased professional fees.

Non‑Operating Income (Expenses), net.    For 2014, we had non-operating income, net of $0.4 million, as compared to non-operating expenses, net of $17.7 million in 2013. This $18.1 million change was due to an $18.1 million gain on the sale of our crude oil joint venture interests in December 2014.  Also impacting the change was a $8.0 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in 2014 as compared to 2013, offset by a $5.4 million increase in earnings from our equity investments and a $2.6 million decrease in other non-operating expenses.  The increase in earnings from our equity investments is principally related to the 2013 deconsolidation of our crude oil transloading joint venture effective December 31, 2013, which thereafter was accounted for under the equity method until its sale in December 2014.

Income Taxes.    For 2014, our effective income tax rate was 19.0% and our income tax provision was $51.1 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $39.5 million for 2013.  The higher effective income tax rate for 2014 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and a U.S. gain on the sale of the crude oil joint venture interests as compared to 2013.  Without the gain on the sale of the crude oil joint venture interests, for 2014, our effective income tax rate would have been 17.7%.

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

Non‑GAAP Net Income and Non‑GAAP Diluted Earnings per Common Share.    Our non‑GAAP net income for 2014 was $249.1 million, an increase of $18.6 million, or 8.1%, as compared to 2013. Non‑GAAP diluted earnings per common share for 2014 was $3.49 per common share, an increase of $0.27 per common share, or 8.4%, as compared to 2013. The following table sets forth the reconciliation between our net income and non‑GAAP net income for 2014 and 2013 (in millions):

	2014	2013
Net income attributable to World Fuel	$221.7	$203.1
Share-based compensation expense, net of income taxes of $4.6 and $5.5 for 2014 and 2013 respectively	9.9	11.2
Intangible asset amortization expense, net of income taxes of $6.6 and $8.1 for 2014 and 2013 respectively	22.4	14.4
Expenses related to acquisitions, net of income taxes of $.02 for 2014	1.9	1.8
Executive non-renewal charge, net of income taxes of $1.8	3.0	—
Gain on the sale of crude oil joint venture interests (net of certain related operating expenses), net of income taxes of $6.2	(9.8)	—
Non-GAAP net income attributable to World Fuel	$249.1	$230.5

The following table sets forth the reconciliation between our diluted earnings per common share and our non‑GAAP diluted earnings per common share for 2014 and 2013:

	2014	2013
Diluted earnings per common share	$3.11	$2.83
Share-based compensation expense, net of income taxes	0.14	0.16
Intangible asset amortization expense, net of income taxes	0.31	0.20
Expenses related to acquisitions, net of income taxes	0.03	0.03
Executive non-renewal charge, net of income taxes	0.04	—
Gain on the sale of crude oil joint venture interests (net of certain related operating expenses), net of income taxes	(0.14)	—
Non-GAAP diluted earnings per common share	$3.49	$3.22

The non‑GAAP financial measures exclude costs associated with share based compensation, amortization of acquired intangible assets, expenses related to acquisitions, the executive non-renewal charge and the gain on the sale of the crude oil venture interests (net of certain related operating expenses) primarily because we do not believe they are reflective of the Company’s core operating results. We believe the exclusion of share‑based compensation from operating expenses is useful given the variation in expense that can result from changes in the fair value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Also, we believe the exclusion of the amortization of acquired intangible assets, the expenses related to acquisitions, the executive non-renewal charge and the gain on the sale of the crude oil venture interests (net of certain related operating expenses) are useful for purposes of evaluating operating performance of our core operating results and comparing them period‑over‑ period. We believe that these non‑GAAP financial measures, when considered in conjunction with our financial information prepared in accordance with GAAP, are useful to investors to further aid in evaluating the ongoing financial performance of the Company and to provide greater transparency as supplemental information to our GAAP results. Non‑GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, our presentation of non‑GAAP net income and non‑GAAP diluted earnings per common share may not be comparable to the presentation of such metrics by other companies. Non‑GAAP diluted earnings per common share is computed by dividing non‑GAAP net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock, stock units, restricted stock entitled to dividends not subject to forfeiture and vested RSUs outstanding during the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Investors are encouraged to review the reconciliation of these non‑GAAP measures to their most directly comparable GAAP financial measures.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for 2015, 2014 and 2013. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2015	2014	2013
Net cash provided by operating activities	$447.5	$141.2	$264.3
Net cash used in investing activities	(144.7)	(297.1)	(174.5)
Net cash (used in) provided by financing activities	(17.1)	169.5	29.5

2015 compared to 2014

Operating Activities.  For 2015, net cash provided by operating activities was $447.5 million as compared to $141.2 million for 2014. The  $306.3 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.

Investing Activities.  For 2015, net cash used in investing activities was $144.7 million as compared to $297.1 million for 2014. The $152.4 million decrease in cash used in investing activities was principally due to a decrease in the cash used for the acquisition of businesses in 2015 as compared to 2014.

Financing Activities.  For 2015, net cash used in financing activities was $17.1 million as compared to $169.5 million provided by financing activities for 2014. The  $186.6 million decrease in cash provided by financing activities was principally due to a $126.6 decrease in net borrowing in 2015 as compared to 2014 and $60.5 million increase of common stock repurchases in 2015 as compared to 2014.

2014 compared to 2013

Operating Activities.  For 2014, net cash provided by operating activities was $141.2 million as compared to $264.3 million for 2013. The $123.1 million decrease in operating cash flows was principally due to unfavorable year‑over‑year changes in assets and liabilities, net of acquisitions.

Investing Activities.  For 2014, net cash used in investing activities was $297.1 million as compared to $174.5 million for 2013. The $122.6 million increase in cash used in investing activities was principally due to an increase in the cash used for the acquisition of businesses in 2014

Financing Activities.  For 2014, net cash provided by financing activities was $169.5 million as compared to $29.5 million for 2013. The $140.0 million increase in cash provided by financing activities was principally due to increased net borrowing under our Credit Facility in 2014 compared to 2013.

Other Liquidity Measures

Cash and Cash Equivalents.  As of December 31, 2015 and 2014, we had cash and cash equivalents of $582.5 million and $302.3 million, respectively. Our primary uses of cash and cash equivalents are to fund accounts receivable, purchase inventory and make strategic investments, primarily acquisitions. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

In 2015, we committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the early planning phase and the cost incurred to date is not considered significant.  We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

Credit Facility and Term Loans.    We have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $416.0 million and $420.0 million as of December 31, 2015 and 2014, respectively. Our issued letters of credit under the Credit Facility totaled $5.5 million and $14.8 million as of December 31, 2015 and 2014, respectively.  We also had $333.2 million and $241.3 million in Term Loans outstanding as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the unused portion of our Credit Facility was $838.5 million and $665.2 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2015, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2015 and 2014, our outstanding letters of credit and bank guarantees under these credit lines totaled $208.4 million and $211.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $499.0 million of our accounts receivable. As of December 31, 2015, we had sold accounts receivable of $118.4 million under the RPAs.

Short‑Term Debt.  As of December 31, 2015, our short‑term debt of $25.5 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowing, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of December 31, 2015 (of which $137.3 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off‑Balance Sheet Arrangements

Our significant contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see Notes 6 and 7 in the notes to the consolidated financial statements in Item 15 of this 2015 10‑K Report.

Contractual Obligations

As of December 31, 2015, our contractual obligations were as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$831.3	$46.8	$779.5	$3.6	$1.4
Operating lease obligations	176.2	42.1	54.7	33.9	45.5
Employment agreement obligations	7.2	6.0	1.2	—	—
Derivatives obligations	75.0	69.6	5.4	—	—
Purchase commitment obligations	65.8	57.7	8.1	—	—
Other obligations	7.6	5.3	2.3	—	—
Total	$1,163.1	227.5	851.2	37.5	46.9

Debt and Interest Obligations.  These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.

Other Obligations.  These obligations primarily consist of deferred compensation arrangements.

Unrecognized Income Tax Liabilities.  As of December 31, 2015, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $56.1 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Off‑Balance Sheet Arrangements

Letters of Credit and Bank Guarantees.  In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2015, we had issued letters of credit and bank guarantees totaling $213.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Surety Bonds.  In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2015, we had $39.1 million in outstanding bonds that were arranged in order to satisfy various security requirements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2015 10‑K Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share‑based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2015 10‑K Report.

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

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2015 10‑K Report.

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

Goodwill and Identifiable Intangible Assets

Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations.  Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.

Goodwill is evaluated for impairment based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount (Step 0). If we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the two-step impairment analysis.

Step 1 requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use the income approach as our primary indicator of fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.

In connection with our acquisitions, we record identifiable intangible assets at fair value. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization at least annually for potential impairment.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements included in this 2015 10‑K Report.

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

As of December 31, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark‑to‑market amount):

						Weighted
					Weighted	Average
					Average	Mark-to-	Fair
	Settlement				Fixed	Market	Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Price	Amount	Amount
Fair Value Hedge	2016	Commodity contracts for inventory hedging	2.8	BBL	$54.104	$4.929	$13.8
	2017	Commodity contracts for inventory hedging	0.1	BBL	57.576	5.000	0.5
							$14.3

Cash Flow Hedge	2016	Commodity contracts for inventory hedging	9.8	BBL	66.947	0.847	8.3
	2017	Commodity contracts for inventory hedging	0.8	BBL	66.784	8.625	6.9
							$15.2

Non-Designated	2016	Commodity contracts (long)	50.9	BBL	45.030	(15.935)	(811.1)
	2016	Commodity contracts (short)	41.8	BBL	54.410	19.770	826.4
	2017	Commodity contracts (long)	3.1	BBL	25.400	(2.452)	(7.6)
	2017	Commodity contracts (short)	2.3	BBL	26.810	3.348	7.7
	2018	Commodity contracts (long)	0.7	BBL	10.000	2.857	2.0
	2018	Commodity contracts (short)	0.5	BBL	11.280	(1.200)	(0.6)
	2020	Commodity contracts (long)	0.1	BBL	21.750	(1.000)	(0.1)
	2020	Commodity contracts (short)	0.1	BBL	18.840	6.000	0.6
	2016	Foreign currency contracts	6.5	AUD	0.717	(0.031)	(0.2)
	2016	Foreign currency contracts	4.3	BRL	3.881	—	—
	2016	Foreign currency contracts	82.8	CAD	1.335	0.025	2.1
	2016	Foreign currency contracts	0.3	CHF	0.964	—	—
	2016	Foreign currency contracts	4,199.0	CLP	702.379	—	—
	2016	Foreign currency contracts	52,263.5	COP	3,064.704	—	0.1
	2016	Foreign currency contracts	73.8	DKK	6.854	(0.003)	(0.2)
	2016	Foreign currency contracts	45.7	EUR	1.099	0.033	1.5
	2016	Foreign currency contracts	124.7	GBP	1.530	0.023	2.9
	2016	Foreign currency contracts	111.4	INR	66.366	—	—
	2016	Foreign currency contracts	546.3	JPY	120.938	—	—
	2016	Foreign currency contracts	1,794.6	MXN	16.803	—	(0.1)
	2016	Foreign currency contracts	47.3	NOK	8.474	0.004	0.2
	2016	Foreign currency contracts	12.6	PLN	3.892	0.008	0.1
	2016	Foreign currency contracts	42.9	RON	4.083	0.014	0.6
	2016	Foreign currency contracts	45.6	SEK	8.343	(0.002)	(0.1)
	2016	Foreign currency contracts	23.8	SGD	1.411	(0.004)	(0.1)
	2016	Foreign currency contracts	109.3	ZAR	14.245	0.001	0.1
	2017	Foreign currency contracts	1.8	EUR	1.083	—	—
	2017	Foreign currency contracts	8.0	GBP	1.553	0.063	0.5
	2017	Foreign currency contracts	1.7	EUR	1.105	—	—
							$24.7

Interest Rate

Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2015, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. As of December 31, 2015, we had outstanding borrowings under our Credit Facility totaling $416.0 million and $333.2 million in Term Loans. As of December 31, 2015, the aggregate outstanding balance of our capital lease obligations was $12.0 million, which bear interest at annual rates ranging from 3.0% to 6.3%. Our remaining outstanding debt of $11.0 million as of December 31, 2015 primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts from July 2016 to May 2018 and bear interest at annual rates ranging from 1.3% to 6.8%.The weighted average interest rate on our short‑term debt was 2.7% as of December 31, 2015. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $7.6 million change in interest expense during the next twelve months.

Foreign Currency

We analyzed our assets and liabilities denominated in currencies other than their respective functional currencies to identify consolidated currency exposures as of December 31, 2015, including derivatives utilized to hedge such exposures. For these assets and liabilities, we then assessed the effect of a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to these other currencies. This analysis indicated that the effect on our income before income taxes would not be significant.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 11, 2016, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2015 10‑K Report.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.  Management has excluded Pester, (the ‘‘Excluded Business’’) from its assessment of internal control over financial reporting as of December 31, 2015, because the Excluded Business was acquired during 2015. The total assets, including goodwill and identifiable intangible assets, and total revenues of the Excluded Businesses represent approximately 1.8% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting

As of December 31, 2015, we have included the Watson Petroleum and Colt businesses, which were acquired in 2014, in our assessment of the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2015.

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

The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our 2016 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2016 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2016 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our 2016 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2015 10‑K Report:
	(i)	Report of Independent Registered Certified Public Accounting Firm.	43
	(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014.	44
	(iii)	Consolidated Statements of Income and Comprehensive Income for 2015, 2014 and 2013.	45
	(iv)	Consolidated Statements of Shareholders’ Equity for 2015, 2014 and 2013.	46
	(v)	Consolidated Statements of Cash Flows for 2015, 2014 and 2013.	47
	(vi)	Notes to the Consolidated Financial Statements.	49
(a)(2)

Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2015 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
10.1

Agreement between World Fuel Services Corporation and Paul H. Stebbins, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.2

Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Paul H. Stebbins (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.3

Amendment No. 2, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Paul H. Stebbins (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on April 11, 2014). *

10.4

Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.5

Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.6

Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *

10.7

Amendment No. 3, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on April 11, 2014). *

10.8

Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *

10.9

Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, effective January 1, 2008 (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.10

Amendment to Employment Agreement between World Fuel Services, Inc. and Michael S. Clementi, dated May 20, 2011 (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.11	1993 Non‑Employee Directors Stock Option Plan, as amended and restated (incorporated by reference herein to Exhibit 4.1 to our Registration Statement on Form S‑8 filed on December 20, 2005). *
10.12	1996 Employee Stock Option Plan (incorporated by reference herein to Exhibit A to our Schedule 14A filed on June 25, 1998). *
10.13	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S‑8 filed on December 20, 2005). *
10.14	2006 Omnibus Plan (incorporated by reference herein to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2009. *
10.15	World Fuel Services Corporation 2013 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on June 4, 2013). *
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

10.19

Form of Named Executive Officer Performance‑Based Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012 filed on November 1, 2012). *

Exhibit No.	Description
10.20

Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.21

Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.22

Form of Named Executive Officer Long-Term Incentive Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on July 30, 2015). *

10.23

Form of Michael S. Clementi Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Quarterly Report on Form 10 Q for the quarter ended June 30, 2011 filed on August 2, 2011).*

10.24	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan. *
10.25	Form of Amendment to 2013 and 2014 Non-Employee Director Restricted Stock Unit Grant Agreements, dated November 24, 2015.*
10.26

Form of Stock Settled Stock Appreciation Right Agreement (Non-Employee Director) in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Current Report on Form 8-K filed on November 7, 2006).*

10.27

Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*

10.28

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015). *

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
101

The following materials from World Fuel Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED CERTIFIED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing in Item 9A of the Company’s 2015 Annual Report on Form 10-K, management has excluded Pester from its assessment of internal control over financial reporting as of December 31, 2015 because this businesses was acquired in  a purchase business combination during the year ended December 31, 2015. We have also excluded Pester Marketing Company from our audit of internal control over financial reporting. Pester Marketing Company is a wholly-owned subsidiary whose total assets and revenues represent approximately 1.8% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 16, 2016

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	As of December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$582.5	$302.3
Accounts receivable, net	1,812.6	2,306.4
Inventories	359.1	437.6
Prepaid expenses	57.9	76.9
Short-term derivative assets, net	227.2	303.6
Other current assets	209.8	246.6
Current assets held for sale	5.5	—
Total current assets	3,254.6	3,673.4
Property and equipment, net	225.6	203.4
Goodwill	675.8	653.3
Identifiable intangible and other non-current assets	356.9	350.9
Non-current assets held for sale	36.5	—
Total assets	$4,549.4	$4,881.0
Liabilities:
Current liabilities:
Short-term debt	$25.5	$17.9
Accounts payable	1,349.6	1,850.1
Customer deposits	118.3	138.8
Accrued expenses and other current liabilities	263.8	232.5
Current liabilities held for sale	5.6	—
Total current liabilities	1,762.8	2,239.3
Long-term debt	746.7	672.0
Non-current income tax liabilities, net	87.7	85.5
Other long-term liabilities	25.8	19.3
Non-current liabilities held for sale	5.0	—
Total liabilities	2,628.0	3,016.1
Commitments and contingencies
Equity:
World Fuel shareholders’ equity:
Preferred stock, $1.00 par value; 100 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 70,788 and 72,082 shares issued and outstanding as of December 31, 2015 and 2014 respectively	0.7	0.7
Capital in excess of par value	435.3	496.4
Retained earnings	1,588.6	1,418.5
Accumulated other comprehensive loss	(113.2)	(60.2)
Total World Fuel shareholders’ equity	1,911.4	1,855.4
Noncontrolling interest equity	10.0	9.5
Total equity	1,921.4	1,864.9
Total liabilities and equity	$4,549.4	$4,881.0

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(In millions, except earnings per share data)

	For the Year ended December 31,
	2015	2014	2013
Revenue	$30,379.7	$43,386.4	$41,561.9
Cost of revenue	29,519.2	42,572.8	40,809.1
Gross profit	860.5	813.6	752.8
Operating expenses:
Compensation and employee benefits	365.8	319.8	288.0
Provision for bad debt	7.5	3.8	11.7
General and administrative	240.0	220.9	188.6
	613.3	544.5	488.3
Income from operations	247.2	269.1	264.5
Non-operating (expenses) income, net:
Interest expense and other financing costs, net	(29.9)	(25.2)	(17.3)
Other income (expense), net	2.0	25.6	(0.4)
	(27.9)	0.4	(17.7)
Income before income taxes	219.3	269.5	246.7
Provision for income taxes	36.3	51.1	39.5
Net income including noncontrolling interest	183.0	218.4	207.2
Net (loss) income attributable to noncontrolling interest	(3.9)	(3.3)	4.1
Net income attributable to World Fuel	$186.9	$221.7	$203.1
Basic earnings per common share	$2.66	$3.13	$2.85
Basic weighted average common shares	70.2	70.8	71.2
Diluted earnings per common share	$2.64	$3.11	$2.83
Diluted weighted average common shares	70.7	71.3	71.8
Comprehensive income:
Net income including noncontrolling interest	$183.0	$218.4	$207.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49.6)	(30.9)	(13.2)
Cash Flow hedges, net of income tax of $0.8 for 2015	0.6	—	(0.1)
	(49.0)	(30.9)	(13.3)
Comprehensive income including noncontrolling interest	134.0	187.5	193.9
Comprehensive income (loss) attributable to noncontrolling interest	0.1	(3.3)	4.1
Comprehensive income attributable to World Fuel	$133.9	$190.8	$189.8

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)

			Capital		Accumulated	Total
			in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders’	Interest	Total
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Equity
Balance as of December 31, 2012	72.1	$0.7	$517.6	$1,014.8	$(16.0)	$1,517.1	$24.5	$1,541.6
Net income	—	—	—	203.1	—	203.1	4.1	207.2
Cash dividends declared	—	—	—	(10.6)	—	(10.6)	—	(10.6)
Investment by noncontrolling interest	—	—	—	—	—	—	17.5	17.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(15.5)	(15.5)
Deconsolidation of crude oil transloading joint venture	—	—	—	—	—	—	(25.6)	(25.6)
Amortization of share-based payment awards	—	—	16.1	—	—	16.1	—	16.1
Issuance of common stock related to share-based payment awards including income tax benefit of $3.3	0.7	—	3.3	—	—	3.3	—	3.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(6.8)	—	—	(6.8)	—	(6.8)
Purchases of common stock	(0.9)	—	(35.0)	—	—	(35.0)	—	(35.0)
Other comprehensive loss	—	—	—	—	(13.3)	(13.3)	—	(13.3)
Balance as of December 31, 2013	71.9	0.7	495.2	1,207.3	(29.3)	1,673.9	5.0	1,678.9
Net income	—	—	—	221.7	—	221.7	(3.3)	218.4
Cash dividends declared	—	—	—	(10.5)	—	(10.5)	—	(10.5)
Initial noncontrolling interest upon acquisition of businesses	—	—	—	—	—	—	19.4	19.4
Distribution of noncontrolling interest	—	—	—	—	—	—	(11.6)	(11.6)
Amortization of share-based payment awards	—	—	15.3	—	—	15.3	—	15.3
Issuance of common stock related to share-based payment awards including income tax benefit of $1.0	0.5	—	1.0	—	—	1.0	—	1.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(5.1)	—	—	(5.1)	—	(5.1)
Purchases of common stock	(0.2)	—	(10.0)	—	—	(10.0)	—	(10.0)
Other comprehensive loss	—	—	—	—	(30.9)	(30.9)	—	(30.9)
Balance as of December 31, 2014	72.1	0.7	496.4	1,418.5	(60.2)	1,855.4	9.5	1,864.9
Net income (loss)	—	—	—	186.9	—	186.9	(3.9)	183.0
Cash dividends declared	—	—	—	(16.8)	—	(16.8)	—	(16.8)
Investment by noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	16.8	—	—	16.8	—	16.8
Issuance of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(7.3)	—	—	(7.3)	—	(7.3)
Purchases of common stock	(1.6)	—	(70.5)	—	—	(70.5)	—	(70.5)
Other comprehensive (loss) income	—	—	—	—	(53.0)	(53.0)	4.0	(49.0)
Other	—	—	(0.1)	—	—	(0.1)	0.1	—
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,588.6	$(113.2)	$1,911.4	$10.0	$1,921.4

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interest	$183.0	$218.4	$207.2
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	63.4	59.4	44.7
Provision for bad debt	7.5	3.8	11.7
Gain on the sale of crude oil joint venture interests	—	(18.1)	—
Share-based payment award compensation costs	17.0	15.8	16.7
Deferred income tax (benefit) provision	(7.2)	10.4	(8.2)
Extinguishment of liabilities	(8.2)	(5.2)	(8.5)
Foreign currency losses, net	(5.9)	(7.0)	0.1
Other	3.2	(5.3)	2.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	483.2	462.5	(328.9)
Inventories	81.4	232.3	(77.7)
Prepaid expenses	10.8	46.5	30.7
Short-term derivative assets, net	74.7	(265.8)	3.5
Other current assets	32.2	(30.2)	(22.6)
Cash collateral with financial counterparties	133.3	(288.0)	9.9
Other non-current assets	(1.9)	2.9	(19.6)
Accounts payable	(481.5)	(585.7)	385.4
Customer deposits	(17.5)	12.8	13.8
Accrued expenses and other current liabilities	(131.0)	266.3	(3.5)
Non-current income tax, net and other long-term liabilities	11.0	15.4	7.6
Total adjustments	264.5	(77.2)	57.1
Net cash provided by operating activities	447.5	141.2	264.3
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired and other investments	(96.9)	(273.6)	(76.9)
Capital expenditures	(51.0)	(50.2)	(82.7)
Proceeds from the sale of fixed assets	5.3	—	—
Escrow payment related to an assumed obligation of an acquired business	—	(21.7)	—
Proceeds from the sale of crude oil joint venture interests	—	43.0	—
Purchase of investments	(2.4)	(2.1)	(21.6)
Proceeds from the sale of short-term investments	—	—	21.6
Issuances of notes receivable	—	—	(8.0)
Repayment of notes receivable	0.3	7.5	—
Decrease in cash due to deconsolidation of crude oil transloading joint venture	—	—	(6.9)
Net cash used in investing activities	(144.7)	(297.1)	(174.5)
Cash flows from financing activities:
Borrowings of debt	4,831.2	5,757.3	4,556.6
Repayments of debt	(4,752.0)	(5,551.5)	(4,476.3)
Payments of senior revolving credit facility and senior term loan facility loan costs	(3.4)	—	(3.6)
Dividends paid on common stock	(15.3)	(10.6)	(10.7)
Investment by noncontrolling interest	0.5	—	17.5
Distribution of noncontrolling interest	(0.3)	(11.6)	(15.5)
Purchases of common stock	(70.5)	(10.0)	(35.0)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	1.0	3.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(7.3)	(5.1)	(6.8)
Net cash (used in) provided by financing activities	(17.1)	169.5	29.5
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(3.4)	0.1
Net increase in cash and cash equivalents	280.2	10.2	119.4
Cash and cash equivalents, as of beginning of year	302.3	292.1	172.7
Cash and cash equivalents, as of end of year	$582.5	$302.3	$292.1

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(In millions)

	For the Year ended December 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$33.1	$29.1	$19.1
Income taxes	$44.0	$40.8	$34.6

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, were $4.2 and $2.6 million as of December 31, 2015 and December 31, 2014.

We had accrued capital expenditures totaling $0.8 million and $3.4 million as of December 31, 2015 and December 31, 2014, respectively, which were recorded in accounts payable.

In November 2014, we utilized £8.8 million ($13.8 million) of the £13.0 million ($21.7 million) escrow account balance for payment of assumed pension exit obligations. During 2015, we utilized an additional £0.8 million ($1.1 million) of the escrow account balance for payment of assumed pension exit obligations and remitted the remaining escrow account balance to the sellers.

In 2013, due to a change in the operational control of our crude oil transloading joint venture from us to our joint venture partner, we recorded a reduction of $44.2 million and $25.6 million in net assets and noncontrolling interest equity, respectively, and an increase of $25.6 million in other investments.    The aforementioned joint venture was subsequently sold in December 2015.

In connection with an equity investment, we recorded a current liability and other investment of £10.0 million ($16.3 million) in 2012 and £2.0 million ($2.8 million) in 2013 related to contingent consideration. The aggregate amount of £12.0 million ($19.1 million) was paid in 2013.

In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2015	2014	2013
Assets acquired, net of cash	$154.3	$611.0	$77.1
Liabilities assumed	$61.8	$314.8	$36.8

In connection with our acquisitions, we issued promissory notes totaling $0.2 million,  $9.0 million and $3.0 million in 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Acquisitions, Significant Accounting Policies and Recent Accounting Pronouncements

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2015 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”

We are a global fuel logistics, transaction management and payment processing company, which provides energy management solutions to the aviation, marine and land transportation industries.  We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We primarily contract with third parties for the delivery and storage of fuel products, however, we also operate storage facilities and transportation assets.  We operate in three reportable segments consisting of aviation, marine and land.  In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments as well as intergovernmental organizations.  Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers.  In our land segment, we offer fuel, crude oil, lubricants, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

2015 Acquisitions

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

In addition to the above acquisition, in 2015 we completed three acquisitions in our land segment and one acquisition in our aviation segment which were not material individually or in the aggregate.

The estimated aggregate purchase price for the 2015 acquisitions was 3 million, and is subject to change based on the final value of the net assets acquired. The following reconciles the estimated aggregate purchase price for the 2015 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

Estimated purchase price	$102.3
Less: Cash acquired	8.7
Estimated purchase price, net of cash acquired	93.6
Less: Amounts due to sellers and promissory notes issued	0.5
Cash paid for acquisition of businesses	$93.1

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

Assets acquired:
Cash and cash equivalents	$8.7
Accounts receivable	8.9
Inventories	7.4
Property and equipment	40.7
Identifiable intangible assets	25.9
Goodwill	39.4
Other current and long-term assets	31.1
Liabilities assumed:
Short-term debt	(0.5)
Accounts payable	(10.7)
Customer Deposits	(1.5)
Accrued expenses and other current liabilities	(38.6)
Non-current income tax liabilities and other long term liabilities	(8.5)
Estimated purchase price	$102.3

In connection with the 2015 acquisitions, we recorded goodwill of $39.4 million of which $1.7 million is anticipated to be deductible for tax purposes. The identifiable intangible assets consisted of $18.1 million of customer relationships, $4.8 million of supplier relationships and $2.1 million of other identifiable intangible assets with weighted average lives of 5.3 years, 6.2 years and 3.4 years, respectively, as well as $0.9 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2015 and 2014 as if the 2015 and 2014 acquisitions had been completed on January 1, 2014 (in millions, except per share data):

	2015	2014
	(pro forma)	(pro forma)
Revenue	$30,952.0	$44,432.0
Net income attributable to World Fuel	$190.6	$231.1

Earnings per common share:
Basic	$2.71	$3.26
Diluted	$2.70	$3.24

The financial position, results of operations and cash flows of the 2015 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the 2015.

2014 Acquisitions

On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the United Kingdom.  The purchase price of Watson Petroleum was $164.3 million.

On July 29, 2014, we completed the acquisition of all of the outstanding stock of Colt International, L.L.C. (“Colt”) a leading provider of contract fuel and international trip planning services in the general aviation marketplace. Colt is headquartered in Houston, Texas and offers services at more than 3,000 locations.  The purchase price of Colt was $72.9 million.

In addition to the above acquisitions, in 2014, we completed two acquisitions in our aviation segment and one acquisition in our marine segment, which were not material individually or in the aggregate.

The financial position, results of operations and cash flows of the 2014 acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

The following reconciles the aggregate purchase price for the 2014 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

Purchase price	$295.8
Less: Cash acquired	20.2
Purchase price, net of cash acquired	275.6
Less: Promissory notes issued	9.0
Less: Amounts due to sellers	3.4
Cash paid for acquisition of businesses	$263.2

The purchase price for each of the 2014 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2014 acquisitions is as follows (in millions):

Assets acquired:
Cash and cash equivalents	$20.2
Accounts receivable	257.9
Inventories	14.4
Property and equipment	55.9
Identifiable intangible assets	83.5
Goodwill	177.8
Other current and long-term assets	22.5
Liabilities assumed:
Accounts payable	(247.6)
Accrued expenses and other current liabilities	(50.7)
Other long-term liabilities	(18.7)
Initial noncontrolling interest upon acquisition of businesses	(19.4)
Estimated purchase price	$295.8

In connection with the acquisition of Watson Petroleum, we made a payment of £13.0 million ($21.7 million) to an escrow account related to an estimated assumed pension exit obligation and amounts due to sellers. During 2015, we completed the pension buy-out and the remaining escrow account balance of £3.4 million ($5.1 million) was paid to the sellers.  As of December 31, 2015 we had an additional amount due to sellers of £2.1 million ($3.0 million) which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

For our 2014 acquisitions, we recorded goodwill of $177.8 million, of which $22.4 million is anticipated to be deductible for tax purposes. The aggregate identifiable intangible assets consisted of $55.5 million of customer relationships and $16.5 million of other identifiable intangible assets with weighted average lives of 4.9 years and 5.0 years, respectively, as well as $11.5 million of indefinite-lived trademark/trade name rights.

The following presents the unaudited pro forma results for 2014 and 2013, as if the 2014 acquisitions had been completed on January 1, 2013 (in millions, except per share data):

	2014	2013
	(pro forma)	(pro forma)
Revenue	$44,071.8	$44,098.8
Net income attributable to World Fuel	$226.6	$216.4

Earnings per common share:
Basic	$3.20	$3.04
Diluted	$3.18	$3.01

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

The following reconciles the aggregate purchase price for the 2013 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

The purchase price for each of the 2013 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimate
Purchase price	$43.8
Less: Cash acquired	3.3
Purchase price, net of cash acquired	40.5
Less: Promissory notes issued	3.0
Cash paid for acquisition of businesses	$37.5

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

The purchase price for each of the 2013 acquisitions was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. On an aggregate basis, the purchase price allocation for the 2013 acquisitions is as follows (in millions):

Assets acquired:
Cash and cash equivalents	$3.3
Accounts receivable	31.3
Inventories	8.8
Property and equipment	3.9
Identifiable intangible assets	13.5
Goodwill	16.5
Other current and long-term assets	2.7
Liabilities assumed:
Accounts payable	(29.6)
Accrued expenses and other current liabilities	(3.5)
Other long-term liabilities	(3.1)
Purchase price	$43.8

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

There were no significant changes to our valuation techniques during 2015 and 2014.

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

Goodwill and Identifiable Intangible Assets

Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.

Goodwill is evaluated for impairment based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount (Step 0). If we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the two-step impairment analysis.

Step 1 requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use the income approach as our primary indicator of fair value. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.

In connection with our acquisitions, we record identifiable intangible assets at fair value. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization at least annually for potential impairment.

Other Investments

Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50 percent of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2015 and 2014, we had other investments of $71.1 million and $69.5 million, respectively, which are included within identifiable intangible and other non‑current assets.

Extinguishment of Liabilities

In the normal course of business, we accrue liabilities for fuel and services received for which invoices have not yet been received. These liabilities are derecognized, or extinguished, if either (i) payment is made to relieve our obligation for the liability or (ii) we are legally released from our obligation for the liability, such as when our legal obligations with respect to such liabilities lapse or otherwise no longer exist. We derecognized vendor liability accruals due to the legal release of our obligations in the amount of $8.2 million, $5.2 million and $8.5 million during 2015, 2014 and 2013, respectively, which is reflected as a reduction of cost of revenue in the accompanying consolidated statements of income and comprehensive income.

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

Vendor and Customer Rebates and Branding Allowances

We receive vendor rebates and branding allowances from a number of our fuel suppliers. Typically, a portion of the rebates and allowances is passed on to our customers under the same terms as required by our fuel suppliers. Generally, volume rebates are received from vendors under structured programs based on the level of fuel purchased or sold as specified in the applicable vendor agreements. Many of the vendor agreements require repayment of all or a portion of the amount received if we (or our customers, typically branded dealers) elect to discontinue selling the specified brand of fuel at certain locations. As of December 31, 2015, the estimated amount of fuel rebates and branding allowances that would have to be repaid upon de‑branding at these locations, net of the amount due to us from the branded dealers under similar agreements between us and such dealers were not significant. No liability is recorded for the amount of obligations which would become payable upon de‑branding.

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

Foreign Currency

The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for certain subsidiaries which utilize their respective local currency as their functional currency. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency translation gains and losses are recognized for changes between the transaction exchange rates and month‑end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income in the period incurred. We recorded net foreign currency transaction losses of $1.9 million, $1.0 million and $2.8 million in 2015, 2014 and 2013, respectively.

Revenues and expenses of the subsidiaries that have a functional currency other than the U.S. dollar have been translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities of these subsidiaries have been translated at the rates of exchange on the balance sheet dates. The resulting translation gain and loss adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity.  We recorded in accumulated other comprehensive income net foreign currency translation adjustment losses of $49.6 million (net of $4.0 million of net foreign currency translation adjustment losses attributable to non-controlling interest), $30.9 million and $13.2 million in 2015, 2014 and 2013, respectively. Cumulative foreign currency translation adjustments included in accumulated other comprehensive income amounted to net losses of $113.8 million, $60.2 million and $29.3 million as of December 31, 2015, 2014 and 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2015	2014	2013
Numerator:
Net income attributable to World Fuel	$186.9	$221.7	$203.1
Denominator:
Weighted average common shares for basic earnings per common share	70.2	70.8	71.2
Effect of dilutive securities	0.5	0.5	0.6
Weighted average common shares for diluted earnings per common share	70.7	71.3	71.8
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.0	0.9	0.6
Basic earnings per common share	$2.66	$3.13	$2.85
Diluted earnings per common share	$2.64	$3.11	$2.83

Recent Accounting Pronouncements

Financial Instruments – Overall:  Recognition and Measurement of Financial Assets and Financial Liabilities.  In January 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU supersedes the guidance to classify equity securities with readily determinable fair values into different categories, and requires equity securities (except those that are accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income.  It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  This update is effective at the beginning of our 2018 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Income Taxes: Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued an ASU that changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The adoption of this ASU (pursuant to early adoption provisions) resulted in our deferred tax assets and liabilities being presented as non-current as of December 31, 2015.  The guidance has been applied prospectively; therefore, the accompanying consolidated balance sheet as of December 31, 2014 was not adjusted.

Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments. In September 2015, FASB issued an ASU, to simplify the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments.  The ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This update is effective at the beginning of our 2016 fiscal year. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

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

2. Accounts Receivable

We had accounts receivable of $1.8 billion and $2.3 billion, net of an allowance for bad debt of $25.0 million and $25.7 million, as of December 31, 2015 and 2014, respectively. Accounts receivable are written‑off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in millions):

	2015	2014	2013
Balance as of beginning of period	$25.7	$29.1	$23.7
Charges to provision for bad debt	7.5	3.8	11.7
Write-off of uncollectible accounts receivable	(8.3)	(8.0)	(6.9)
Recoveries of bad debt	0.5	0.8	0.6
Translation Adjustments	(0.4)	—	—
Balance as of end of period	$25.0	$25.7	$29.1

Included in accounts receivable is a retained beneficial interest related to accounts receivable sold under our receivables purchase agreements. The retained beneficial interest was not significant as of December 31, 2015 and 2014.

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

As of December 31, 2015, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark‑to‑market amount):

						Weighted
					Weighted	Average
					Average	Mark-to-	Fair
	Settlement				Fixed	Market	Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Price	Amount	Amount
Fair Value Hedge	2016	Commodity contracts for inventory hedging	2.8	BBL	$54.104	$4.929	$13.8
	2017	Commodity contracts for inventory hedging	0.1	BBL	57.576	5.000	0.5
							$14.3

Cash Flow Hedge	2016	Commodity contracts for inventory hedging	9.8	BBL	66.947	0.847	8.3
	2017	Commodity contracts for inventory hedging	0.8	BBL	66.784	8.625	6.9
							$15.2

Non-Designated	2016	Commodity contracts (long)	50.9	BBL	45.030	(15.935)	(811.1)
	2016	Commodity contracts (short)	41.8	BBL	54.410	19.770	826.4
	2017	Commodity contracts (long)	3.1	BBL	25.400	(2.452)	(7.6)
	2017	Commodity contracts (short)	2.3	BBL	26.810	3.348	7.7
	2018	Commodity contracts (long)	0.7	BBL	10.000	2.857	2.0
	2018	Commodity contracts (short)	0.5	BBL	11.280	(1.200)	(0.6)
	2020	Commodity contracts (long)	0.1	BBL	21.750	(1.000)	(0.1)
	2020	Commodity contracts (short)	0.1	BBL	18.840	6.000	0.6
	2016	Foreign currency contracts	6.5	AUD	0.717	(0.031)	(0.2)
	2016	Foreign currency contracts	4.3	BRL	3.881	—	—
	2016	Foreign currency contracts	82.8	CAD	1.335	0.025	2.1
	2016	Foreign currency contracts	0.3	CHF	0.964	—	—
	2016	Foreign currency contracts	4,199.0	CLP	702.379	—	—
	2016	Foreign currency contracts	52,263.5	COP	3,064.704	—	0.1
	2016	Foreign currency contracts	73.8	DKK	6.854	(0.003)	(0.2)
	2016	Foreign currency contracts	45.7	EUR	1.099	0.033	1.5
	2016	Foreign currency contracts	124.7	GBP	1.530	0.023	2.9
	2016	Foreign currency contracts	111.4	INR	66.366	—	—
	2016	Foreign currency contracts	546.3	JPY	120.938	—	—
	2016	Foreign currency contracts	1,794.6	MXN	16.803	—	(0.1)
	2016	Foreign currency contracts	47.3	NOK	8.474	0.004	0.2
	2016	Foreign currency contracts	12.6	PLN	3.892	0.008	0.1
	2016	Foreign currency contracts	42.9	RON	4.083	0.014	0.6
	2016	Foreign currency contracts	45.6	SEK	8.343	(0.002)	(0.1)
	2016	Foreign currency contracts	23.8	SGD	1.411	(0.004)	(0.1)
	2016	Foreign currency contracts	109.3	ZAR	14.245	0.001	0.1
	2017	Foreign currency contracts	1.8	EUR	1.083	—	—
	2017	Foreign currency contracts	8.0	GBP	1.553	0.063	0.5
	2017	Foreign currency contracts	1.7	EUR	1.105	—	—
							$24.7

The following table presents information about our derivative instruments measured at fair value at their gross amounts and their locations on the consolidated balance sheets (in millions):

		As of December 31,
	Balance Sheet Location	2015	2014
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$114.0	$18.8
Commodity contracts	Long-term derivative assets, net	7.4	—
Commodity contracts	Accrued expenses and other current liabilities	6.3	4.7
		127.7	23.5
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	241.4	399.0
Commodity contracts	Identifiable intangible and other non-current assets	17.0	12.1
Commodity contracts	Accrued expenses and other current liabilities	120.4	234.1
Commodity contracts	Other long-term liabilities	4.0	4.8
Foreign currency contracts	Short-term derivative assets, net	10.9	21.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.7	0.5
Foreign currency contracts	Accrued expenses and other current liabilities	0.8	—
		395.2	671.8
		$522.9	$695.3
Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$95.3	$1.0
Commodity contracts	Accrued expenses and other current liabilities	2.9	0.7
		98.2	1.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	26.6	76.0
Commodity contracts	Identifiable intangible and other non-current assets	4.8	0.6
Commodity contracts	Accrued expenses and other current liabilities	319.9	530.0
Commodity contracts	Other long-term liabilities	14.2	29.3
Foreign currency contracts	Short-term derivative assets, net	3.3	12.0
Foreign currency contracts	Accrued expenses and other current liabilities	1.7	—
		370.5	647.9
		$468.7	$649.6

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

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

Derivative		Realized and Unrealized					Realized and Unrealized
Instruments	Location	Gain (Loss)			Hedged Items	Location	Gain (Loss)
		For the year ended December 31,				For the year ended December 31,
		2015	2014	2013			2015	2014	2013
Commodity contracts	Revenue	$49.3	$—	$—
Commodity contracts	Cost of revenue	37.5	132.2	2.7	Inventories	Cost of revenue	$(70.7)	$(150.9)	$3.1
		$86.8	$132.2	$2.7			$(70.7)	$(150.9)	$3.1

There were no gains or losses for the year ended December 31, 2015, 2014 and 2013 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivative Instruments	2015	2014	(Effective Portion)	2015	2014	2015	2014

Commodity Contracts	$106.2	$—	Revenue	$6.1	$—	$28.6	$—
Commodity Contracts	(105.6)	—	Cost of revenue	(5.7)	—	(17.8)	—
Total	$0.6	$—		$0.4	$—	$10.8	$—

In the event forecasted cash outflows are less than the hedged amounts, a portion or all of the gain or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income. As of December 31, 2015, the maximum amount that could be reclassified to the consolidated statements of income and comprehensive income for the next twelve months is not significant.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		For the Year ended December 31,
		2015	2014	2013
Commodity contracts	Revenue	$171.7	$64.5	$25.4
Commodity contracts	Cost of revenue	(139.0)	2.2	(5.4)
Foreign currency contracts	Revenue	4.1	4.3	—
Foreign currency contracts	Other income (expense), net	9.5	12.6	(4.0)
		$46.3	$83.6	$16.0

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain clauses that are similar to credit-risk-related contingent features, including material adverse change, general adequate assurance and internal credit review clauses that may require additional collateral to be posted and/or settlement of the instruments in the event an aforementioned clause is triggered.  The triggering events are not a quantifiable measure; rather they are based on good faith and reasonable determination by the counterparty that the triggers have occurred. As of December 31, 2015, the net liability position for such contracts is $63.2 million, the collateral posted is $28.1 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $35.1 million. As of December 31, 2014, the net liability position for such contracts is $111.7 million, the collateral posted is $89.4 million and the amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered is $22.3 million

4. Property and Equipment

The amount of property and equipment and their respective estimated useful lives are as follows (in millions, except estimated useful lives):

	As of December 31,		Estimated
	2015	2014	Useful Lives
Land	$31.6	$17.7	Indefinite
Buildings and leasehold improvements	41.2	43.7	3 - 40 years
Office equipment, furniture and fixtures	14.1	13.6	3 - 10 years
Computer equipment and software costs	118.9	102.7	3 - 10 years
Machinery, equipment and vehicles	160.1	132.5	3 - 40 years
	365.9	310.2
Accumulated depreciation and amortization	140.3	106.8
	$225.6	$203.4

For 2015, 2014 and 2013, we recorded depreciation expense of $35.1 million, $30.3 million and $22.0 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in millions):

	As of December 31,
	2015	2014
Computer software costs	$91.4	$76.8
Accumulated amortization	55.8	45.2
Computer software costs, net	$35.6	$31.6

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $7.0 million and $4.7 million as of December 31, 2015 and 2014, respectively. For 2015, 2014 and 2013, we recorded amortization expense related to computer software costs of $10.7 million, $9.8 million and $7.8 million, respectively.

The assets and accumulated amortization recorded under capital leases are as follows (in millions):

	As of December 31,
	2015	2014
Capital leases	$23.0	$17.7
Accumulated amortization	11.0	5.5
Capital leases, net	$12.0	$12.2

5. Goodwill and Identifiable Intangible Assets

In 2015, we used qualitative factors to review goodwill for impairment for all of our reporting units and performed a quantitative analysis to review our identifiable intangible assets not subject to amortization for impairment.  As a result of performing the aforementioned assessments, we determined that no impairment existed as of December 31, 2015 and, therefore, there were no write‑downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill

The following table provides information regarding changes in goodwill (in millions):

	Aviation	Marine	Land
	Segment	Segment	Segment	Total
As of December 31, 2013	$115.5	$69.1	$299.0	$483.6
2014 acquisitions	58.9	4.7	114.3	177.9
Adjustment of purchase price allocations – 2013 acquisitions	—	—	0.4	0.4
Foreign currency translation of non-USD functional currency subsidiary goodwill	(0.1)	(0.7)	(7.8)	(8.6)
As of December 31, 2014	174.3	73.1	405.9	653.3
2015 acquisitions	1.7	—	37.7	39.4
Goodwill classified as held for sale	—	—	(5.9)	(5.9)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(2.3)	(1.7)	(7.0)	(11.0)
As of December 31, 2015	$173.7	$71.4	$430.7	$675.8

Identifiable Intangible Assets

The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2015			As of December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$255.5	$125.4	$130.1	$243.1	$104.4	$138.7
Supplier agreements	38.5	10.7	27.8	33.7	9.1	24.6
Others	37.2	16.1	21.1	33.7	11.3	22.4
	331.2	152.2	179.0	310.5	124.8	185.7
Intangible assets not subject to amortization:
Trademark/trade name rights	31.9	—	31.9	31.9	—	31.9
	$363.1	$152.2	$210.9	$342.4	$124.8	$217.6

Intangible amortization expense for 2015, 2014 and 2013 was $28.3 million, $29.1 million and $22.4 million, respectively.

The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2016	$32.3
2017	27.5
2018	23.8
2019	19.6
2020	16.8
Thereafter	59.0
$179.0

6. Debt

We have a Credit facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018.  We had outstanding borrowings under our Credit Facility totaling $416.0 million and $420.0 million as of December 31, 2015 and 2014, respectively.

Our issued letters of credit under the Credit Facility totaled $5.5 million and $14.8 million as of December 31, 2015 and 2014, respectively.  We also had $333.2 million and $241.3 million in Term Loans outstanding as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the unused portion of our Credit Facility was $838.5 million and $665.2 million, respectively.

Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2015, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.50% as of December 31, 2015, and the unused portion of our Credit Facility is subject to commitment fees of 0.30% as of December 31, 2015.

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2015, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2015 and 2014, our outstanding letters of credit and bank guarantees under these credit lines totaled $208.4 million and $211.4 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Our debt consisted of the following (in millions):

	As of December 31,
	2015	2014
Credit Facility	$416.0	$420.0
Term Loans	333.2	241.3
Capital leases	12.0	11.4
Other	11.0	17.2
Total debt	772.2	689.9
Short-term debt	25.5	17.9
Long-term debt	$746.7	$672.0

The capital lease obligations are payable in varying amounts through February 2023 and bear interest at annual rates ranging from 3.0% to 6.3% as of December 31, 2015. The other debt primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts from July 2016 to May 2018 and bear interest at annual rates ranging from 1.3% to 6.8% as of December 31, 2015. The weighted average interest rate on our short‑term debt was 2.7% and 2.2% as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2016	$25.5
2017	27.5
2018	715.6
2019	1.4
2020	0.9
Thereafter	1.3
$772.2

The following table provides additional information about our interest income and expense and other financing costs, net (in millions):

	2015	2014	2013
Interest income	$5.0	$6.0	$3.9
Interest expense and other financing costs	(34.9)	(31.2)	(21.2)
	$(29.9)	$(25.2)	$(17.3)

7. Commitments and Contingencies

Surety Bonds

In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2015 and 2014, we had outstanding bonds that were arranged in order to satisfy various security requirements of $39.1 million and $38.7 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.

Lease Commitments

As of December 31, 2015, our future minimum lease payments under non‑cancelable operating leases were as follows (in millions):

Year Ended December 31,
2016	$42.1
2017	31.3
2018	23.4
2019	18.8
2020	15.1
Thereafter	45.5
$176.2

We incurred rental expense for all properties and equipment of $31.6 million, $29.2 million and $24.7 million for 2015, 2014 and 2013, respectively.  Minimum payments have not been reduced by minimum sublease rentals of $37.5 million due in the future under non-cancelable subleases.

Sales and Purchase Commitments

As of December 31, 2015, fixed sales and purchase commitments under our derivative programs amounted to $270.2 million and $65.9 million, respectively.

Additionally, as of December 31, 2015, we had entered into certain other fixed price sales commitments with corresponding fixed price purchase commitments, the majority of which were satisfied within one week. These sales and purchase commitments were made in the normal course of business.

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

As of December 31, 2015, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

Year Ended December 31,
2016	$6.0
2017	1.2
$7.2

Termination of Employment Agreement

On March 13, 2015, we agreed with Mr. Michael S. Clementi that he would retire from his position as Aviation Segment President, effective March 16, 2015.  In connection with the termination of his employment agreement, we recorded a charge totaling $3.8 million in March 2015, which included non-cash expenses of $0.8 million related to previously awarded stock compensation. As of December 31, 2015, $0.8 million of the cash portion of the termination of the employment agreement charge was included in accrued expenses and other current liabilities and $1.9 million was included in other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Compensation Plans and Pension

We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate.  We are currently making a match contribution of 50% for each 1% of the participants' contributions up to 6% of the participants' contributions.  Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee.  Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees.  In some cases, we make employer contributions on behalf of the employees.  The expenses for our contributions under these plans were not significant during each of the years presented on the consolidated statements of income and comprehensive income.

We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation.  We do not match any participant deferrals under the NQDC plan.  Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts.  The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $3.3 million and $2.3 million as of December 31, 2015 and December 31, 2014, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.

In connection with our acquisition of Watson Petroleum, we assumed their defined benefit pension plan (the “Watson Plan”), which provides participants benefits based on salary at retirement or an earlier date of leaving service.   As part of the allocation of the estimated purchase price to assets acquired and liabilities assumed for Watson Petroleum, we recorded an assumed pension exit obligation of £9.6 million ($16.0 million).  During 2015, we completed the pension buy-out, therefore, as of December 31, 2015 there are no other assets or liabilities on our consolidated balance sheet related to the Watson Plan.  Additionally, the expenses for the Watson Plan recorded in our consolidated statements of income and comprehensive income for 2015 were not significant.

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

Legal Matters

Lac‑Mégantic, Quebec

We, on behalf of DPTS Marketing, LLC (“DPM”), a crude oil marketing joint venture in which we previously owned a 50% membership interest, purchased crude oil from various producers in the Bakken region of North Dakota. Dakota Petroleum Transport Solutions, LLC (“DPTS”), a crude oil transloading joint venture in which we also previously owned a 50% membership interest, arranged for the transloading of the crude oil for DPM into tank cars at its facility in New Town, North Dakota (the “Pioneer Terminal”). We leased the tank cars used in the transloading from a number of third party lessors and subleased these tank cars to DPM (the “Railcar Subleases”). We, on behalf of DPM, contracted with Canadian Pacific Railway (“CPR”) for the transportation of the tank cars and the crude oil from New Town, North Dakota to a customer in New Brunswick, Canada. CPR subcontracted a portion of that route to Montreal, Maine and Atlantic Railway (“MMA”). On July 6, 2013, the freight train operated by MMA with tank cars carrying approximately 50,000 barrels of crude oil derailed in Lac-Mégantic, Quebec (the “Derailment”). The Derailment resulted in significant loss of life, damage to the environment from spilled crude oil and extensive property damage.

Between 2013 and 2015, we, certain of our subsidiaries, DPM and DPTS, along with a number of third parties, were sued in various actions in both the United States and Canada, by multiple third parties seeking economic, compensatory and punitive damages allegedly caused by the Derailment. In addition, in 2013, the Quebec Minister for Sustainable Development, Environment, Wildlife and Parks (the “Minister”) issued an order requiring us to recover the spilled crude oil caused by the incident and to otherwise fully remediate the impact of the incident on the environment.

On June 8, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Trustee (the “Trustee”) for the U.S. bankruptcy estate of Montreal, Maine & Atlantic Railway, Ltd., Montreal, Maine and Atlantic Canada Co. (“MMAC”), and the monitor (the “Monitor”) in MMAC’s Canadian bankruptcy (collectively, the “MMA Parties”) resolving all claims arising out of the Derailment.  On December 22, 2015, the effective date of the bankruptcy plans filed by the Trustee in the U.S. and by MMAC in Canada (the “U.S. Bankruptcy Plan” and the “CCAA Plan” respectively, each a “Plan” and collectively the “Plans”), the Settlement Agreement became final and effective.  Pursuant to the Settlement Agreement, we contributed US$110 million (the “Settlement Payment”) to a compensation fund established to compensate parties who suffered losses as a result of the Derailment. As part of the settlement, we also assigned to the Trustee and MMAC certain claims we have against third parties arising out of the Derailment.

In consideration of the Settlement Payment and the assignment of claims to the Trustee and MMAC, we, as well as our former joint ventures, DPTS Marketing, LLC and Dakota Petroleum Transport Solutions, LLC and each of their affiliates (collectively, the “WFS Parties”), received, and will continue to receive, the benefit of the global releases and injunctions set forth in the Plans. These global releases and injunctions bar all claims which may exist now or in the future against the WFS Parties arising out of the Derailment, other than criminal claims which by law may not be released.

Substantially all of the liabilities incurred in connection with the incident have been recovered from insurance through December 31, 2015. As of December 31, 2015, the remaining outstanding amounts are not significant.

Other Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheet. On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking a court ruling that the loss is not covered under our policy. During the quarter ended December 31, 2014, we filed an answer to the AGCS complaint and counterclaims against AGCS for declaratory judgment and breach of contract seeking a court ruling that the loss is covered under the policy, an award of damages equal to the full amount of our loss plus interest, as well as fees and costs.  We and AGCS have filed cross-motions for summary judgment and both motions are set for hearing in March 2016.  No trial date has been set.  We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 30, 2015, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

8. Shareholders’ Equity

Dividends

We declared cash dividends of $0.24 per share of common stock for 2015 and $0.15 for 2014 and 2013. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid.  The payment of the above‑referenced cash dividends was in compliance with the Credit Facility and Term Loans.

Stock Repurchase Programs

Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loans. In October 2008, our Board of Directors authorized a $50.0 million common stock repurchase program (the “Repurchase Program”).  In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million pursuant to the Repurchase Program.  In May 2014, our Board of Directors renewed the Repurchase Program, replacing the remainder of the October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  During 2014 and from January 1, 2015 through May  31,  2015, pursuant to the Repurchase Program, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million and 584,000 shares of our common stock for an aggregate value of $30.0 million, respectively.

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. From July 1, 2015 through December 31, 2015, we repurchased 1,000,000 shares of our common stock for an aggregate value of $40.5 million pursuant to the Repurchase Program. As of December 31, 2015, $59.5 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Share‑Based Payment Plans

Plan Summary and Description

In 2006, our shareholders approved the 2006 Omnibus Plan, in 2009, our shareholders approved an amendment and restatement of such plan and, in 2015, our shareholders reapproved the material terms of the performance measures under such plan (collectively, the “2006 Plan”). The 2006 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2006 Plan is to (i) attract and retain persons eligible to participate in the 2006 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long‑range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long‑term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long‑term shareholder return. The persons eligible to receive awards under the 2006 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.

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

The following table summarizes the outstanding awards issued pursuant to the 2006 Plan described above as of December 31, 2015 and the remaining shares of common stock available for future issuance (in millions):

				Remaining
				shares of
				common stock
	Restricted		SSAR	available for
Plan name	Stock	RSUs	Awards	future issuance
2006 Plan (1)	1.4	0.7	0.2	3.2

(1)

As of December 31, 2015, unvested restricted stock will vest between February 2016 and August 2020, unvested RSUs will vest between February 2016 and May 2020 and the outstanding SSAR Awards will expire between March 2018 and March 2020. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards

The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant‑date fair value price and weighted average remaining vesting term data):

Unvested Restricted Stock Outstanding
				Weighted
		Weighted		Average
		Average		Remaining
	Unvested	Grant-date	Aggregate	Vesting
	Restricted	Fair Value	Intrinsic	Term
	Stock	Price	Value	(in Years)
As of December 31, 2012	1.1	$39.38	$45.3	3.4
Granted	0.3	41.83
Vested	—	37.00
Forfeited	—	38.89
As of December 31, 2013	1.4	40.07	59.3	2.7
Granted	0.3	44.18
Vested	(0.2)	38.00
Forfeited	—	39.58
As of December 31, 2014	1.5	41.18	70.2	2.1
Granted	0.2	49.95
Vested	(0.2)	39.63
Forfeited	(0.1)	41.84
As of December 31, 2015	1.4	$42.69	$54.9	1.4

The aggregate value of restricted stock which vested during 2015, 2014 and 2013 was $9.9 million, $7.1 million and $1.7 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards

The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Grant-date	Intrinsic	Life
	RSUs	Fair Value	Value	(in Years)
As of December 31, 2012	1.0	$34.06	$39.9	1.5
Granted	—	40.59
Issued	(0.3)	32.00
Forfeited	—	35.92
As of December 31, 2013	0.7	35.61	31.8	1.3
Granted	0.3	44.34
Issued	(0.2)	36.67
Forfeited	-	40.25
As of December 31, 2014	0.8	38.55	36.9	1.5
Granted	0.2	51.00
Issued	(0.3)	38.80
Forfeited	—	42.65
As of December 31, 2015	0.7	$43.10	$28.0	1.7

The aggregate intrinsic value of RSUs issued during 2015, 2014 and 2013 was $15.3 million, $10.1 million and $11.3 million, respectively.

SSAR Awards

The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
				Weighted				Weighted
				Average				Average
		Weighted		Remaining		Weighted		Remaining
		Average	Aggregate	Contractual		Average	Aggregate	Contractual
	SSAR	Exercise	Intrinsic	Life	SSAR	Exercise	Intrinsic	Life
	Awards	Price	Value	(in Years)	Awards	Price	Value	(in Years)
As of December 31, 2012	0.4	$15.30	$10.9	0.6	0.3	16.02	8.1	0.7
Granted	0.2	41.42
Exercised	(0.4)	14.07
Forfeited	—	37.34
As of December 31, 2013	0.2	37.69	1.5	3.6	—	23.25	1.1	1.0
Exercised	—	22.26
Forfeited	—	40.91
As of December 31, 2014	0.2	40.06	1.5	3.0	—	$35.81	$0.6	2.2
Granted	—	57.48
Exercised	—	25.08
As of December 31, 2015	0.2	$42.91	$—	2.5	—	$42.06	$—	2.2

The aggregate intrinsic value of SSAR Awards exercised during 2015, 2014 and 2013 was $0.5 million, $0.8 million and $9.1 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees and non‑employee directors. The weighted average fair value of the SSAR Awards for 2015 was $14.78 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 30.2%, dividend yields of 0.3% and risk‑free interest rates of 1.2%.There were no SSAR Awards issued in 2014. The weighted average fair value of the SSAR Awards for 2013 was $11.65 and the assumptions used to determine such fair value were as follows: expected term of 4.1 years, volatility of 38.0%, dividend yields of 0.4% and risk‑free interest rates of 0.6%.

Unrecognized Compensation Cost

As of December 31, 2015, there was $32.6 million of total unrecognized compensation cost related to unvested share‑based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2015 is expected to be recognized as compensation expense over a weighted average period of 1.4 years as follows (in millions):

Year Ended December 31,
2016	$14.6
2017	10.8
2018	5.7
2019	1.3
2020	0.2
$32.6

Other Comprehensive Loss and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign		Accumulated
	Currency		Other
	Translation	Cash	Comprehensive
	Adjustments	Flow Hedges	Loss
Balance as of December 31, 2013	$(29.3)	$—	$(29.3)
Other comprehensive loss	(30.9)	—	(30.9)
Balance as of December 31, 2014	(60.2)	—	(60.2)
Other comprehensive loss	(49.6)	0.6	(49.0)
Less: Net other comprehensive income attributable to noncontrolling interest	4.0	—	4.0
Balance as of December 31, 2015	$(113.8)	$0.6	$(113.2)

The foreign currency translation adjustment losses for 2015 and 2014 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

9. Income Taxes

U.S. and foreign income before income taxes consist of the following (in millions):

	2015	2014	2013
United States	$1.2	$56.5	$31.8
Foreign	218.1	213.0	214.9
	$219.3	$269.5	$246.7

The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2015	2014	2013
Current:
U.S. federal statutory tax	$(10.7)	$14.8	$8.2
State	0.6	2.5	1.8
Foreign	29.6	22.0	36.2
	19.5	39.3	46.2
Deferred:
U.S. federal statutory tax	4.6	10.7	2.2
State	3.0	2.7	0.6
Foreign	(14.8)	(3.0)	(11.0)
	(7.2)	10.4	(8.2)
Non-current tax expense (income)	24.0	1.4	1.5
	$36.3	$51.1	$39.5

Non‑current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(28.2)	(18.1)	(18.7)
State income taxes, net of U.S. federal income tax benefit	1.1	1.3	0.6
U.S. tax on deemed dividends	6.1	1.0	1.4
Brazil foreign currency effect on other comprehensive income	(5.4)	(1.5)	(1.4)
Other permanent differences	8.0	1.3	(0.9)
Effective income tax rate	16.6%	19.0%	16.0%

For 2015, our effective income tax rate was 16.6%, for an income tax provision of $36.3 million, as compared to an effective income tax rate of 19.0% and an income tax provision of $51.1 million for 2014. The lower effective income tax rate for 2015, as compared to 2014, resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and a 2014 U.S. gain on the sale of the crude oil joint venture.  Without the gain on the sale of the crude oil joint venture interests, the 2014 effective income tax rate would have been 17.7%.

For 2014, our effective income tax rate was 19.0%, for an income tax provision of $51.1 million, as compared to an effective income tax rate of 16.0% and an income tax provision of $39.5 million for 2013. The higher effective income tax rate for 2014 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and a U.S. gain on the sale of the crude oil joint venture interests as compared to 2013.  Without the gain on the sale of the crude oil joint venture interests, for 2014, our effective income tax rate would have been 17.7%.

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

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2015 and 2014, we had $1.5 billion and $1.3 billion, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non‑U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2015	2014
Gross Deferred Tax Assets:
Bad debt reserve	$5.0	$5.5
Net operating loss	13.0	4.8
Accrued and other share-based compensation	20.6	21.6
Accrued expenses	—	8.6
U.S. foreign income tax credits	5.3	—
Other income tax credits	0.7	—
Customer deposits	5.7	6.1
Installment sale	6.7	6.6
Cash flow hedges	0.8	—
Unrealized foreign exchange	18.2	7.6
Total gross deferred tax assets	76.0	60.8
Less: Valuation allowance	2.9	—
Gross deferred tax assets, net of valuation allowance	73.1	60.8
Deferred Tax Liabilities:
Depreciation	(20.8)	(13.1)
Goodwill and intangible assets	(56.2)	(45.3)
Prepaid expenses, deductible for tax purposes	(4.4)	(4.5)
Accrued expenses	(2.5)	—
Unrealized derivatives	(5.1)	(8.2)
Other	—	(1.2)
Total gross deferred tax liabilities	(89.0)	(72.3)
Net deferred tax liability	$(15.9)	$(11.5)
Reported on the consolidated balance sheets as:
Other current assets for deferred tax assets, current	$—	$22.8
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$20.7	$15.6
Accrued expenses and other current liabilities for deferred tax liabilities, current	$—	$0.4
Non-current income tax liabilities, net for deferred tax liabilities, non-current	$36.6	$49.4

As of December 31, 2015 and 2014, we had net operating losses (“NOLs”) of approximately $42.2 million and $19.9 million, respectively. The NOLs as of December 31, 2015 originated in various countries including the United States, Brazil, Puerto Rico, the United Kingdom, Chile, Argentina and The Netherlands. Our NOL carryforward includes $6.0 million from the acquisition of Pester which is subject to an annual limitation as a result of the change in ownership pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  We have recorded a deferred tax asset of $13.0 million reflecting the benefit of the NOL carryforward as of December 31, 2015.  This deferred tax asset expires as follows (in millions):

Deferred
Expiration Date	Tax Asset
December 31, 2016	$0.1
December 31, 2020	0.6
December 31, 2021	0.1
December 31, 2022	0.1
December 31, 2023	0.3
December 31, 2024	1.1
December 31, 2025	0.1
March 31, 2032	0.3
March 31, 2033	0.5
March 31, 2034	1.2
December 31, 2035	5.6
Indefinite	3.0
Total	$13.0

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $2.9 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.

In addition, as a result of certain realization requirements of accounting guidance on stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from income tax deductions related to equity compensation in excess of compensation recognized for financial reporting. As of December 31, 2015 and 2014, we had no foreign tax credits related to the excess stock compensation deductions that resulted in an income tax deduction or credit before the realization of the income tax benefit from the deduction or credit. We use the “with and without” method for purposes of determining when excess income tax benefits have been realized.

As of December 31, 2015 and 2014, our annual capital in excess of par value pool of windfall income tax benefits related to employee compensation was estimated to be nil and $1.0 million, respectively. As of December 31, 2015, we had unrecognized U.S. NOLs of $4.5 million related to the exercise of stock awards.  When realized, the U.S. NOL will result in a benefit recorded in additional paid in capital of $1.6 million, with a corresponding decrease in income tax payable.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective on January 1, 2013. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $5.0 million, $7.5 million and $6.2 million for 2015, 2014 and 2013, respectively. The impact of the income tax concession on basic earnings per common share was $0.07 for 2015, $0.11 for 2014 and $0.09 for 2013.  On a diluted earnings per common share basis, the impact was $0.07  for 2015, $0.10 for 2014 and $0.09 for 2013.

Income Tax Contingencies

We recorded an increase of $22.4 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and a decrease of $0.4 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2015. In addition, during 2015, we recorded a decrease of $0.7 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2015, our Unrecognized Tax Liabilities, including penalties and interest, were $56.1 million and our Unrecognized Tax Assets were $1.9 million.

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

The following is a tabular reconciliation of the total amounts of unrecognized income tax benefits for the year (in millions):

	2015	2014	2013
Unrecognized Tax Liabilities – opening balance	$24.3	$26.5	$22.3
Gross increases – tax positions in prior period	9.2	—	2.6
Gross decreases – tax positions in prior period	(4.8)	(2.8)	—
Gross increases – tax positions in current period	20.9	6.6	5.0
Gross decreases – tax positions in current period	—	—	—
Settlements	—	(3.6)	—
Lapse of statute of limitations	(2.9)	(2.4)	(3.4)
Unrecognized Tax Liabilities – ending balance	$46.7	$24.3	$26.5

If our uncertain tax positions as of December 31, 2015 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $45.3 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2015 effective income tax rate by 20.7%. As of December 31, 2015, it does not appear that the total amount of our unrecognized income tax benefits will significantly increase or decrease within the next twelve months.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $0.9  million during 2015 and income of $0.6 million and $0.6 million during 2014 and 2013, respectively. For penalties, we recorded income of $0.3 million, $0.3 million and $0.3 million during 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had recognized liabilities of $5.2 million and $4.2 million for interest and $4.2 million and $4.5 million for penalties, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
	Examination	Examination not
Jurisdiction	in progress	yet initiated
United States	2011,2012	2013 - 2015
Singapore	None	2011 - 2015
United Kingdom	None	2012 - 2015
Brazil	2009	2010 - 2015
Chile	None	2013 - 2015
Denmark	None	2013 - 2015

10. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $746.6 million and $689.9 million as of December 31, 2015 and December 31, 2014, respectively, and our notes receivable of $7.4 million and $7.0 million as of December 31, 2015 and December 31, 2014, respectively are categorized in Level 3.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in millions):

					Netting and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
2015
Assets:
Commodity contracts	$255.4	$251.9	$3.2	$510.5	$(279.0)	$231.5
Foreign currency contracts	—	12.4	—	12.4	(4.1)	8.3
Cash surrender value of life insurance	—	2.4	—	2.4	—	2.4
Total	$255.4	$266.7	$3.2	$525.3	$(283.1)	$242.2
Liabilities:
Commodity contracts	$340.1	$123.4	$0.2	$463.7	$(389.6)	$74.1
Foreign currency contracts	—	5.0	—	5.0	(4.1)	0.9
Inventories	—	14.3		14.3	—	14.3
Total	$340.1	$142.7	$0.2	$483.0	$(393.7)	$89.3
2014
Assets:
Commodity contracts	$173.7	$495.6	$4.2	$673.5	$(368.0)	$305.5
Foreign currency contracts	—	21.8	—	21.8	(12.0)	9.8
Cash surrender value of life insurance	—	2.2	—	2.2	—	2.2
Total	$173.7	$519.6	$4.2	$697.5	$(380.0)	$317.5
Liabilities:
Commodity contracts	$306.4	$329.9	$1.3	$637.6	$(595.6)	$42.0
Foreign currency contracts	—	12.0	—	12.0	(12.0)	—
Inventories	—	22.9	—	22.9	—	22.9
Total	$306.4	$364.8	$1.3	$672.5	$(607.6)	$64.9

The cash surrender value of life insurance is in connection with the NQDC plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements. In connection with the acquisition of all of the outstanding stock of Pester, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business.  The fair value of the assets and liabilities held for sale were measured using a discounted cash flow valuation methodology.  In accordance with the applicable accounting guidance, the long-lived assets held for sale were recorded at fair value less cost to sell at the acquisition date.  The carrying amounts of the current assets and liabilities held for sale approximate fair value based on the short-term maturities of these instruments.  Based on the fair value hierarchy, as of December 31, 2015, the fair value of the asset disposal group (excluding inventories) of $37.8 million and the liability disposal group of $10.6  million were categorized as Level 3, as significant unobservable inputs were used in the valuation of such assets and liabilities.  The inventories of $4.2 million as of December 31, 2015 were categorized as Level 2 as they were valued based on the price to retailers in a wholesale market.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of December 31,
	2015	2014
Commodity Contracts
Assets:
Short-term derivative assets, net	$212.6	$294.3
Identifiable intangible and other non-current assets	18.9	11.2
Total net assets	$231.5	$305.5
Liabilities:
Accrued expenses and other current liabilities	$68.7	$41.3
Other long-term liabilities	5.4	0.7
Total net liabilities	$74.1	$42.0
Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$7.6	$9.3
Identifiable intangible and other non-current assets	0.7	0.5
Total net assets	$8.3	$9.8
Liabilities:
Accrued expenses and other current liabilities	$0.9	$—
Total net liabilities	$0.9	$—

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

As of December 31, 2015, we had $174.6 million of cash collateral deposits held by financial counterparties, of which $132.2 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $42.4 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of December 31, 2015, we have offset $21.6 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2014, we had $301.0 million of cash collateral deposits held by financial counterparties, of which $274.3 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $26.7 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2014, we have offset $46.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Transfers into Level 3	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized gains (Losses) in Earnings
2015
Assets:
Commodity contracts	$4.2	$3.4	$5.3	$1.0	$3.3	$2.8	Revenue
Liabilities:
Commodity contracts	$1.3	$0.6	$0.5	$(0.1)	$0.3	$0.2	Cost of revenue
2014
Assets:
Commodity contracts	$—	$12.7	$8.9	$0.4	$4.2	$4.2	Revenue
Liabilities:
Commodity contracts	$—	$(1.4)	$0.1	$—	$(1.3)	$(1.3)	Cost of revenue

The nature of inputs that are considered Level 3 are modeled inputs. Commodity contracts are categorized in Level 3 due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data as well as certain risk related to non-performance.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant. There were no transfers between Level 1 and Level 2 during the periods presented.  Transfers between Level 2 and Level 3 were due to the increased significance of basis adjustments which are Level 3 measurements.

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in millions):

	For the Year ended December 31,
	2015	2014	2013
Revenue:
Aviation segment	$11,738.2	$17,268.8	$16,087.6
Marine segment	9,367.2	13,843.3	14,790.3
Land segment	9,274.3	12,274.3	10,684.0
	$30,379.7	$43,386.4	$41,561.9
Gross profit:
Aviation segment	$361.4	$321.6	$327.2
Marine segment	189.6	205.6	177.1
Land segment	309.5	286.4	248.5
	$860.5	$813.6	$752.8
Income from operations:
Aviation segment	$131.7	$142.3	$150.9
Marine segment	73.0	90.0	73.8
Land segment	103.4	90.3	84.8
	308.1	322.6	309.5
Corporate overhead – unallocated	60.9	53.5	45.0
	$247.2	$269.1	$264.5
Depreciation and amortization:
Aviation segment, includes allocation from corporate	$22.5	$15.4	$15.9
Marine segment, includes allocation from corporate	6.4	5.6	5.4
Land segment, includes allocation from corporate	30.8	34.7	20.8
Corporate	3.7	3.7	2.6
	$63.4	$59.4	$44.7
Capital expenditures:
Aviation segment	$13.4	$9.0	$5.8
Marine segment	8.0	13.9	17.3
Land segment	16.4	16.0	54.3
Corporate	10.6	12.9	5.3
	$48.4	$51.8	$82.7

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in millions):

	As of December 31,
	2015	2014
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.1 and $7.9 as of December 31, 2015 and 2014 respectively	$571.6	$685.1
Marine segment, net of allowance for bad debt of $10.6 and $8.4 as of December 31, 2015 and 2014 respectively	611.2	974.0
Land segment, net of allowance for bad debt of $7.2 and $9.4 as of December 31, 2015 and 2014 respectively	629.8	647.3
	$1,812.6	$2,306.4
Goodwill:
Aviation segment	$173.7	$174.3
Marine segment	71.4	73.1
Land segment	430.7	405.9
	$675.8	$653.3
Identifiable intangible assets, net:
Aviation segment	$64.7	$72.9
Marine segment	6.0	7.2
Land segment	140.2	137.5
	$210.9	$217.6
Total assets:
Aviation segment	$1,546.4	$1,636.5
Marine segment	1,165.6	1,483.0
Land segment	1,651.5	1,570.6
Corporate	185.9	190.9
	$4,549.4	$4,881.0

Geographic Information

Information concerning our revenue, income from operations, non‑current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year ended December 31,
	2015	2014	2013
Revenue:
United States	$15,494.6	$21,514.3	$21,149.2
EMEA (1)	6,382.2	8,612.8	7,017.5
Asia/Pacific (2)	5,863.4	9,844.7	10,215.4
Americas, excluding United States	2,639.5	3,414.6	3,179.8
Total	$30,379.7	$43,386.4	$41,561.9
Income from operations:
United States	$16.9	$52.2	$50.0
EMEA	157.7	121.7	109.6
Asia/Pacific	54.4	74.7	70.6
Americas, excluding United States	18.2	20.5	34.3
Total	$247.2	$269.1	$264.5

	As of December 31,
	2015	2014
Non-current assets:
United States	$639.9	$548.1
EMEA	604.6	595.4
Asia/Pacific	5.3	12.3
Americas, excluding United States	45.0	51.8
Total	$1,294.8	$1,207.6
Total assets:
United States	$1,899.3	$1,908.1
EMEA	1,719.5	1,697.7
Asia/Pacific	614.9	922.7
Americas, excluding United States	315.7	352.5
Total	$4,549.4	$4,881.0

(1)	Includes revenue related to the United Kingdom of $4.7 billion, $6.2 billion and $5.0 billion for 2015, 2014 and 2013, respectively.

(2)  Includes revenue related to Singapore of $5.8 billion, $9.7 billion and $10.1 billion for 2015, 2014 and 2013, respectively.

Major Customers

During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.

12. Summary Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results for 2015 and 2014 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2015 (1)	2015 (1)	2015 (1)(2)	2015 (1)(2)
Revenue	$7,340.7	$8,496.4	$7,810.7	$6,731.9
Gross profit	$215.4	$190.4	$226.7	$228.0
Net income including noncontrolling interest	$54.6	$28.4	$48.6	$51.4
Net income attributable to World Fuel	$55.6	$29.9	$49.6	$51.8
Basic earnings per common share (7)	$0.79	$0.42	$0.71	$0.75
Diluted earnings per common share (7)	$0.78	$0.42	$0.71	$0.74

	March 31,	June 30,	September 30,	December 31,
	2014 (3)	2014 (3)(4)	2014 (3)(4)(5)	2014 (3)(4)(5)(6)
Revenue	$10,550.9	$11,342.5	$11,713.4	$9,779.5
Gross profit	$188.0	$191.5	$214.6	$219.5
Net income including noncontrolling interest	$50.5	$46.3	$54.4	$67.1
Net income attributable to World Fuel	$50.7	$48.2	$55.6	$67.1
Basic earnings per common share (7)	$0.72	$0.68	$0.79	$0.95
Diluted earnings per common share	$0.71	$0.68	$0.78	$0.94

(1)	Includes the after-tax termination of employment agreement of $2.3 million, or $0.03 per basic and diluted share in the first quarter of 2015.
(2)	Includes the Pester Marketing operations since September 1, 2015 as a result of the acquisition.
(3)	Includes the Watson Petroleum operations since March 7, 2014 as a result of the acquisition.
(4)	Includes after-tax executive non-renewal charge of $3.0 million, or $0.04 per basic and diluted share in the second quarter of 2014.
(5)	Includes Colt operations since July 29, 2014 as a result of the acquisition.
(6)	Includes after-tax gain on the sale of the crude oil joint venture interests of $9.9 million, or $0.14 per basic and diluted share in the fourth quarter of 2014.
(7)

Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.

13. Assets and Liabilities Held for Sale

In connection with the acquisition of all of the outstanding stock of Pester, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business. As all of the criteria for classification as held for sale were met, those assets and liabilities of the business were presented separately as held for sale in our consolidated balance sheets as of December 31, 2015.  Current assets held for sale of the disposal group, which includes inventories and other current assets, were $5.5 million. The non-current assets held for sale, which include property and equipment, goodwill and identifiable intangible assets, were $36.5 million. Current liabilities held for sale, which includes accounts payable and accrued expenses and other current liabilities, were $5.6 million.  Non-current liabilities held for sale, comprised of deferred tax liabilities, were $5.0 million. These net assets have been reported as part of our land segment.

14. Subsequent Event

In February 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at 83 airports in Canada, the United Kingdom, Germany, Italy, Australia and New Zealand. Further, an additional three locations in France are expected to be added to the definitive agreement subject to certain required reviews associated with such transaction.  The transaction will close in phases, with the majority of locations expected to close during the second half of 2016. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents and therefore there can be no assurance that we will be successful in closing the acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February 2016.

WORLD FUEL SERVICES CORPORATION

President and Chief Executive Officer
/s/ MICHAEL J. KASBAR Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS Ira M. Birns Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2016.

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