Form 10-Q
period 2016-03-31
WORLD FUEL SERVICES CORP
filed 2016-04-29
CIK 789460

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had a total of 70,827,000 shares of common stock, par value $0.01 per share, issued and outstanding as of April 21, 2016.

Part I — Financial Information

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$689.7	$582.5
Accounts receivable, net	1,673.2	1,812.6
Inventories	333.7	359.1
Prepaid expenses	46.1	57.9
Short-term derivative assets, net	128.6	227.2
Other current assets	233.7	209.8
Current assets held for sale	5.7	5.5
Total current assets	3,110.6	3,254.6

Property and equipment, net	229.2	225.6
Goodwill	680.6	675.8
Identifiable intangible and other non-current assets	365.8	356.9
Non-current assets held for sale	33.5	36.5
Total assets	$4,419.7	$4,549.4

Liabilities:
Current liabilities:
Short-term debt	$28.8	$25.5
Accounts payable	1,158.2	1,349.6
Customer deposits	94.6	118.3
Accrued expenses and other current liabilities	268.0	263.8
Current liabilities held for sale	5.5	5.6
Total current liabilities	1,555.0	1,762.8

Long-term debt	776.5	746.7
Non-current income tax liabilities, net	86.2	87.7
Other long-term liabilities	23.7	25.8
Non-current liabilities held for sale	5.1	5.0
Total liabilities	2,446.5	2,628.0

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 70.9 and 70.8 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	438.4	435.3
Retained earnings	1,636.8	1,588.6
Accumulated other comprehensive loss	(113.9)	(113.2)
Total World Fuel shareholders' equity	1,962.0	1,911.4
Noncontrolling interest equity	11.2	10.0
Total equity	1,973.2	1,921.4
Total liabilities and equity	$4,419.7	$4,549.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited – In millions, except per share data)

	For the Three Months ended
	March 31,
	2016	2015
Revenue	$5,192.6	$7,340.7
Cost of revenue	4,968.8	7,125.3
Gross profit	223.8	215.4
Operating expenses:
Compensation and employee benefits	95.9	88.6
Provision for bad debt	1.5	1.3
General and administrative	63.1	54.0
	160.5	143.9
Income from operations	63.3	71.5
Non-operating expenses, net:
Interest expense and other financing costs, net	(7.6)	(7.3)
Other income, net	1.3	0.3
	(6.3)	(7.0)
Income before income taxes	57.1	64.5
Provision for income taxes	4.8	9.9
Net income including noncontrolling interest	52.3	54.6
Net loss attributable to noncontrolling interest	(0.1)	(1.0)
Net income attributable to World Fuel	$52.4	$55.6

Basic earnings per common share	$0.75	$0.79

Basic weighted average common shares	69.5	70.7

Diluted earnings per common share	$0.75	$0.78

Diluted weighted average common shares	70.0	71.4

Comprehensive income:
Net income including noncontrolling interest	$52.3	$54.6
Other comprehensive income (loss):
Foreign currency translation adjustments	2.5	(33.8)
Derivative instruments, net of income tax benefit: 2016 - $0.2	(1.7)	-
Other comprehensive income (loss):	0.8	(33.8)
Comprehensive income including noncontrolling interest	53.1	20.8
Comprehensive income attributable to noncontrolling interest	1.5	1.2
Comprehensive income attributable to World Fuel	$51.6	$19.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In millions)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	ParValue	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,588.6	$(113.2)	$1,911.4	$10.0	$1,921.4
Net income (loss)	—	—	—	52.4	—	52.4	(0.1)	52.3
Cash dividends declared	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Other comprehensive income	—	—	—	—	(0.7)	(0.7)	1.6	0.8
Balance as of March 31, 2016	70.9	$0.7	$438.4	$1,636.8	$(113.9)	$1,962.0	$11.2	$1,973.2

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,418.5	$(60.2)	$1,855.4	$9.5	$1,864.9
Net income (loss)	—	—	—	55.6	—	55.6	(1.0)	54.6
Cash dividends declared	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance of common stock related to share-based payment awards, including income tax benefit of $0.9	0.1	—	1.0	—	—	1.0	—	1.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.0)	—	—	(4.0)	—	(4.0)
Other comprehensive (loss) income	—	—	—	—	(36.0)	(36.0)	2.2	(33.8)
Balance as of March 31, 2015	72.1	$0.7	$497.1	$1,469.9	$(96.2)	$1,871.5	$10.7	$1,882.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In millions)

	For the Three Months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interest	$52.3	$54.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	18.4	13.4
Provision for bad debt	1.5	1.3
Share-based payment award compensation costs	4.1	4.2
Deferred income tax provision (benefit)	3.4	(3.7)
Extinguishment of liabilities	(1.8)	(3.7)
Foreign currency losses (gains), net	6.2	(5.2)
Other	1.4	4.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	142.9	85.6
Inventories	26.1	13.0
Prepaid expenses	11.7	20.6
Short-term derivative assets, net	91.8	74.3
Other current assets	(11.0)	(25.5)
Cash collateral with financial counterparties	54.0	43.6
Other non-current assets	7.1	(1.4)
Accounts payable	(191.2)	(91.9)
Customer deposits	(23.6)	(33.3)
Accrued expenses and other current liabilities	(48.1)	(35.7)
Non-current income tax, net and other long-term liabilities	(6.7)	(7.4)
Total adjustments	86.2	52.3
Net cash provided by operating activities	138.5	106.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(45.3)	(3.7)
Capital expenditures	(14.1)	(13.1)
Other investing activities, net	6.9	5.3
Net cash used in investing activities	(52.5)	(11.5)
Cash flows from financing activities:
Borrowings of debt	689.6	1,349.1
Repayments of debt	(664.6)	(1,342.4)
Dividends paid on common stock	(4.2)	(2.6)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	0.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.9)	(4.0)
Other financing activities, net	(0.2)	(3.4)
Net cash provided by (used in) financing activities	19.7	(2.4)
Effect of exchange rate changes on cash and cash equivalents	1.5	(4.3)
Net increase in cash and cash equivalents	107.2	88.7
Cash and cash equivalents, as of beginning of period	582.5	302.3
Cash and cash equivalents, as of end of period	$689.7	$391.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2  million as of March 31, 2016 and March 31, 2015.

We had accrued capital expenditures totaling $1.3 million and $1.0 million as of March 31, 2016 and March 31, 2015, respectively, which were recorded in accounts payable.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

For the Three Months ended
March 31, 2016
Assets acquired, net of cash	$30.6

Liabilities assumed	$1.0

In connection with 2016 acquisitions, we issued promissory notes totaling $0.5 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements following the requirements of the Unites States (U.S.) Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Unless the context requires otherwise, references to “World Fuel”, “the Company”, “we”, “us”, or “our” in this Quarterly Report on Form 10-Q (“10-Q Report”)  refer to World Fuel Services Corporation and its subsidiaries.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K (“2015 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2015 10‑K Report, as updated in “Item 2.  Management’s Discussion and Analysis of Financial Condition” within this 10-Q report.

Goodwill

During the first quarter of 2016, we recorded goodwill of $2.1 million in our land segment in connection with the 2016 acquisitions, described in Note 2.  In addition, due to adjustments to provisional amounts identified during the measurement period of our 2015 acquisitions, we increased goodwill by $0.1 million, net primarily due to an increase in the land segment. Additionally, as a result of foreign currency translation adjustments of our non-U.S. dollar functional currency subsidiaries, goodwill decreased by $1.8 million in our land segment and increased by $1.0 million and $0.3 million in our aviation and marine segments, respectively.

Adoption of New Accounting Standards

The following accounting standards updates were recently adopted by the Company:

Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments.  In September 2015, the Financial Accounting Standards Board (‘FASB”) issued an Accounting Standards Update (“ASU”), to simplify the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments.  The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued an ASU which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update became effective at the beginning of our 2016 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Consolidation: Amendments to the Consolidation Analysis.  In February 2015, the FASB issued an ASU which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update became effective at the beginning of our 2016 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued an ASU which eliminates the concept of extraordinary items. This update became effective at the beginning of our 2016 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. In November 2014, the FASB issued an ASU which clarifies how current generally accepted accounting principles in the United States should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  This update became effective at the beginning of our 2016 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Compensation - Stock Compensation. Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period. In June 2014, the FASB issued an ASU which includes guidance that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

2.Acquisitions, Assets and Liabilities Held for Sale

2016 Acquisitions

In the first quarter of 2016, we completed three acquisitions in our land segment which were not significant individually or in the aggregate. The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements, since their respective acquisition dates, and did not have a significant impact on our revenue and net income for the three months ended March 31, 2016.

In the first quarter of 2016, we agreed to acquire from certain ExxonMobil affiliates their aviation fueling operations at 83 airports in Canada, the United Kingdom, Germany, Italy, France, Australia and New Zealand.  The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents and therefore there can be no assurance that we will be successful in closing the acquisition.

Assets and Liabilities Held for Sale

In connection with the acquisition of all of the outstanding stock of Pester Marketing Company (“Pester”) on September 1, 2015, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business. As all of the criteria for classification as held for sale were met, those assets and liabilities of the business were presented separately as held for sale in our consolidated balance sheets as of March 31, 2016.  Current assets held for sale of the disposal group, which includes inventories and other current assets, were $5.7 million. The non-current assets held for sale, which include property and equipment, goodwill and identifiable intangible assets, were $33.5 million. Current liabilities held for sale, which includes accounts payable and accrued expenses and other current liabilities, were $5.5 million.  Non-current liabilities held for sale, comprised of deferred tax liabilities, were $5.1 million. These net assets have been reported as part of our land segment.

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

As of March 31, 2016, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Derivative Classification	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2016	Commodity contracts for inventory hedging	2.5	BBL	$49.507	$(0.135)	$(0.3)
	2017	Commodity contracts for inventory hedging	0.1	BBL	51.789	4.716	0.2
							$(0.1)

Cash Flow Hedge	2016	Commodity contracts for inventory hedging	24.0	BBL	$47.404	$0.241	$5.8
	2017	Commodity contracts for inventory hedging	1.5	BBL	58.575	2.274	3.4
							$9.2

Non-Designated	2016	Commodity contracts (long)	56.0	BBL	$36.915	$(9.793)	$(548.5)
	2016	Commodity contracts (short)	53.3	BBL	38.926	10.374	552.5
	2017	Commodity contracts (long)	8.6	BBL	22.835	(0.239)	(2.1)
	2017	Commodity contracts (short)	5.9	BBL	29.761	0.870	5.2
	2018	Commodity contracts (long)	2.2	BBL	12.593	2.186	4.8
	2018	Commodity contracts (short)	1.5	BBL	12.253	(1.647)	(2.5)
	2019	Commodity contracts (long)	0.1	BBL	20.912	0.210	—
	2019	Commodity contracts (short)	0.1	BBL	49.907	10.084	0.1
	2020	Commodity contracts (long)	0.1	BBL	21.620	(1.970)	(0.1)
	2020	Commodity contracts (short)	0.1	BBL	37.674	7.626	0.8
	2021	Commodity contracts (long)	—	BBL	20.792	0.136	—
	2016	Foreign currency contracts	10.7	AUD	0.714	(0.044)	(0.5)
	2016	Foreign currency contracts	65.5	CAD	1.372	(0.046)	(3.0)
	2016	Foreign currency contracts	0.3	CHF	1.005	(0.046)	—
	2016	Foreign currency contracts	3,869.5	CLP	699.730	(0.000)	(0.1)
	2016	Foreign currency contracts	71,005.7	COP	3,293.082	(0.000)	—
	2016	Foreign currency contracts	44.2	DKK	6.804	(0.002)	(0.1)
	2016	Foreign currency contracts	42.4	EUR	1.097	(0.039)	(1.7)
	2016	Foreign currency contracts	102.1	GBP	1.464	0.033	3.3
	2016	Foreign currency contracts	94.7	INR	68.082	(0.000)	—
	2016	Foreign currency contracts	870.1	JPY	115.852	(0.000)	(0.1)
	2016	Foreign currency contracts	1,785.8	MXN	18.104	0.000	0.3
	2016	Foreign currency contracts	72.6	NOK	8.712	(0.005)	(0.4)
	2016	Foreign currency contracts	6.7	PLN	4.002	(0.005)	—
	2016	Foreign currency contracts	81.3	RON	4.128	(0.005)	(0.4)
	2016	Foreign currency contracts	35.5	SEK	8.569	0.007	0.2
	2016	Foreign currency contracts	28.3	SGD	1.407	(0.014)	(0.4)
	2016	Foreign currency contracts	26.6	ZAR	16.080	(0.004)	(0.1)
	2017	Foreign currency contracts	1.8	EUR	1.083	(0.070)	(0.1)
	2017	Foreign currency contracts	9.3	GBP	1.527	0.088	0.8
	2018	Foreign currency contracts	1.7	EUR	1.105	(0.057)	(0.1)
	2018	Foreign currency contracts	0.2	GBP	1.403	(0.034)	—
							$7.8

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$84.2	$114.0
Commodity contracts	Identifiable intangible and other non-current assets	—	7.4
Commodity contracts	Accrued expenses and other current liabilities	0.9	6.3
		85.2	127.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	167.6	241.4
Commodity contracts	Identifiable intangible and other non-current assets	16.8	17.0
Commodity contracts	Accrued expenses and other current liabilities	136.2	120.4
Commodity contracts	Other long-term liabilities	12.0	4.0
Foreign currency contracts	Short-term derivative assets, net	4.5	10.9
Foreign currency contracts	Identifiable intangible and other non-current assets	0.4	0.7
Foreign currency contracts	Accrued expenses and other current liabilities	4.9	0.8
Foreign currency contracts	Other long-term liabilities	0.2	—
		342.7	395.2
		$427.8	$522.9

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$74.7	$95.3
Commodity contracts	Accrued expenses and other current liabilities	1.4	2.9
		76.1	98.2
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	31.5	26.6
Commodity contracts	Identifiable intangible and other non-current assets	4.2	4.8
Commodity contracts	Accrued expenses and other current liabilities	268.2	319.9
Commodity contracts	Other long-term liabilities	18.5	14.2
Foreign currency contracts	Short-term derivative assets, net	3.4	3.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.1	—
Foreign currency contracts	Accrued expenses and other current liabilities	8.8	1.7
Foreign currency contracts	Other long-term liabilities	0.1	—
		334.8	370.5
		$410.9	$468.7

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in hedging relationships on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized				Realized and Unrealized
Derivative Instruments	Location	Gain		Hedged Items	Location	Loss
		2016	2015			2016	2015
Three months ended March 31,
Commodity contracts	Revenue	$88.0	$—
Commodity contracts	Cost of revenue	(81.9)	4.0	Inventories	Cost of revenue	$(3.2)	$(0.5)
		$6.1	$4.0			$(3.2)	$(0.5)

There were no gains or losses for the three months ended March 31, 2016 and 2015 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivative Instruments	2016	2015		2016	2015	2016	2015
Three Months ended March 31,
Commodity contracts	$(46.5)	$—	Revenue	$(53.8)	$—	$(0.1)	$—
Commodity contracts	44.2	—	Cost of Revenue	54.3	—	2.9	—
Total	$(2.2)	$—		$0.5	$—	$2.8	$—

During the three months ended March 31, 2016, we recorded a loss of $0.1 million in revenue and income of $2.9 million in cost of revenue, related to hedge ineffectiveness.  In the event forecasted sales and purchases are less than the hedged amounts, a portion or all of the gain or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income. The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2016	2015

Three months ended March 31,
Commodity contracts	Revenue	$38.9	$20.6
Commodity contracts	Cost of revenue	(47.5)	(11.7)
Foreign currency contracts	Revenue	1.9	3.9
Foreign currency contracts	Other income, net	(5.2)	9.2
		$(11.9)	$22.0

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

The following table presents the net liability position for such contracts, the collateral posted and amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered (in millions):

	Net Liability Position	Collateral	Contingent
	Subject to Collateral Requirements	Posted	Additional Collateral
As of March 31, 2016
Commodity contracts	$50.0	$(11.3)	$38.7

As of December 31, 2015
Commodity contracts	$63.2	$(28.1)	$35.0

4.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $805.2 million and $772.2 million as of March 31, 2016 and December 31, 2015, respectively, and our notes receivable of $6.1 million and $7.4 million as of March 31, 2016 and December 31, 2015, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of March 31, 2016
Assets:
Commodity contracts	$236.1	$178.7	$3.0	$417.7	$(278.2)	$139.5
Foreign currency contracts	—	10.1	—	10.1	(8.7)	1.4
Cash surrender value of life insurance	—	3.3	—	3.3	—	3.3
Total	$236.1	$192.1	$3.0	$431.1	$(286.9)	$144.2
Liabilities:
Commodity contracts	$279.2	$119.0	$0.3	$398.5	$(337.2)	$61.3
Foreign currency contracts	—	12.4	—	12.4	(8.7)	3.7
Total	$279.2	$131.4	$0.3	$410.9	$(345.9)	$65.1

As of December 31, 2015
Assets:
Commodity contracts	$255.4	$251.9	$3.2	$510.5	$(279.0)	$231.5
Foreign currency contracts	—	12.4	—	12.4	(4.1)	8.3
Cash surrender value of life insurance	—	2.4	—	2.4	—	2.4
Total	$255.4	$266.7	$3.2	$525.3	$(283.1)	$242.2
Liabilities:
Commodity contracts	$340.1	$123.4	$0.2	$463.7	$(389.6)	$74.1
Foreign currency contracts	—	5.0	—	5.0	(4.1)	0.9
Inventories	—	14.3	—	14.3	—	14.3
Total	$340.1	$142.7	$0.2	$483.0	$(393.7)	$89.3

The cash surrender value of life insurance is in connection with the non-qualified deferred compensation plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements. In connection with the acquisition of all of the outstanding stock of Pester on September 1, 2015, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business.  The fair value of the assets and liabilities held for sale were measured using a discounted cash flow valuation methodology.  In accordance with the applicable accounting guidance, the long-lived assets held for sale were recorded at fair value less cost to sell.  The carrying amounts of the current assets and liabilities held for sale approximate fair value based on the short-term maturities of these instruments.  Based on the fair value hierarchy, as of March 31, 2016, the fair value of the asset disposal group (excluding inventories) of $34.7 million and the liability disposal group of $10.6 million were categorized as Level 3, as significant unobservable inputs were used in the valuation of such assets and liabilities.  The inventories of $4.5 million as of March 31, 2016 were categorized as Level 2 as they were valued based on the price to retailers in a wholesale market.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	March 31, 2016	December 31, 2015
Commodity Contracts
Assets:
Short-term derivative assets, net	$127.5	$212.6
Identifiable intangible and other non-current assets	12.0	18.9
Total net assets	$139.5	$231.5

Liabilities:
Accrued expenses and other current liabilities	$56.6	$68.7
Other long-term liabilities	4.7	5.4
Total net liabilities	$61.3	$74.1

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$1.1	$7.6
Identifiable intangible and other non-current assets	0.3	0.7
Total net assets	$1.4	$8.3

Liabilities:
Accrued expenses and other current liabilities	$3.9	$0.9
Other long-term liabilities	(0.1)	—
Total net liabilities	$3.7	$0.9

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

As of March 31, 2016, we had $113.7 million of cash collateral deposits held by financial counterparties, of which $77.7 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $36.0 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of March 31, 2016, we have offset $18.7 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2015, we had $174.6 million of cash collateral deposits held by financial counterparties, of which $132.2 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $42.4 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2015, we have offset $21.6 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains Included in Earnings	Settlements	Transfers into Level 3	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains Included in Earnings

Three months ended March 31, 2016
Assets:
Commodity contracts	$2.8	$0.2	$1.4	$1.3	$3.0	$1.3	Revenue
Liabilities:
Commodity contracts	$0.2	$0.1	$—	$—	$0.3	$—	Cost of revenue
Three months ended March 31, 2015
Assets:
Commodity contracts	$4.2	$0.8	$3.7	$—	$1.3	$(0.4)	Revenue
Liabilities:
Commodity contracts	$1.3	$0.5	$0.5	$—	$0.3	$0.8	Cost of revenue

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

5.Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest (expense) income, and other financing costs, net, for the periods presented (in millions):

	For the Three Months ended
	March 31,
	2016	2015
Interest income	$1.3	$1.2
Interest expense and other financing costs	(8.9)	(8.5)
	$(7.6)	$(7.3)

t

6.Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments,  was as follows (in millions):

	Foreign		Accumulated
	Currency		Other
	Translation	Derivative	Comprehensive
	Adjustments	Instruments	Loss
Balance as of December 31, 2015	$(113.8)	$0.6	$(113.2)
Other comprehensive income (loss)	2.5	(1.7)	0.8
Less: Net other comprehensive income attributable to noncontrolling interest	1.6	—	1.6
Balance as of March 31, 2016	$(112.8)	$(1.1)	$(113.9)

Balance as of December 31, 2014	$(60.2)	$—	$(60.2)
Other comprehensive loss	(33.8)	—	(33.8)
Less: Net other comprehensive income attributable to noncontrolling interest	2.2	—	2.2
Balance as of March 31, 2015	$(96.2)	$—	$(96.2)

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

7.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended
	March 31,
	2016	2015
Income tax provision	$4.8	$9.9

Effective income tax rate	8.3%	15.3%

Our provision for income taxes for each of the three-month periods ended March 31, 2016 and 2015 was calculated based on the estimated annual effective income tax rate for the full 2016 and 2015 fiscal years.    Our provision for income taxes for the first quarter of 2016 was adjusted for an income tax benefit of $4.0 million, net for discrete items related to changes in estimates in uncertain tax positions.  Without the $4.0 million adjustment, the first quarter of 2016 effective income tax rate would have been 15.4%.   The actual effective income tax rate for the full 2016 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.6 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 and $0.03 for the three months ended March 31, 2016 and 2015, respectively.  On a diluted earnings per common share basis, the impact was $0.01 and $0.03 for the three months ended March 31, 2016 and 2015, respectively.

8.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months ended
	March 31,
	2016	2015
Numerator:
Net income attributable to World Fuel	$52.4	$55.6

Denominator:
Weighted average common shares for basic earnings per common share	69.5	70.7
Effect of dilutive securities	0.5	0.7
Weighted average common shares for diluted earnings per common share	70.0	71.4

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.9	0.9

Basic earnings per common share	$0.75	$0.79

Diluted earnings per common share	$0.75	$0.78

9.Commitments and Contingencies

Other Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheet. On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York seeking a court ruling that the loss is not covered under our policy. During the quarter ended December 31, 2014, we filed an answer to the AGCS complaint and counterclaims against AGCS for declaratory judgment and breach of contract seeking a court ruling that the loss is covered under the policy, an award of damages equal to the full amount of our loss plus interest, as well as fees and costs.  We and AGCS filed cross-motions for summary judgment and the motions were heard in March 2016.  No trial date has been set.  We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2016, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

2015 Termination of Employment Agreement

Effective March 16, 2015, we entered into an employment termination agreement with the former Aviation Segment President.   In connection with the agreement, we recorded a charge totaling $3.8 million in March 2015, which included non-cash expenses of $0.8 million related to previously awarded stock compensation.

10.Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Within our Aviation segment we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments as well as intergovernmental organizations. In our land segment, we offer fuel, crude oil, lubricants, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers.  Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months ended
	March 31,
	2016	2015
Revenue:
Aviation segment	$2,221.1	$2,897.0
Land segment	1,695.0	2,123.0
Marine segment	1,276.5	2,320.7
	$5,192.6	$7,340.7

Gross profit:
Aviation segment	$91.0	$82.9
Land segment	93.6	78.6
Marine segment	39.2	53.9
	$223.8	$215.4

Income from operations:
Aviation segment	$36.3	$27.8
Land segment	34.0	31.8
Marine segment	11.4	26.1
	81.7	85.7
Corporate overhead - unallocated	18.4	14.2
	$63.3	$71.5

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	March 31,	December 31,
	2016	2015
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $5.7 and $6.1 as of March 31, 2016 and December 31, 2015, respectively	$502.7	$571.6
Land segment, net of allowance for bad debt of $7.4 and $7.2 as of March 31, 2016 and December 31, 2015, respectively	645.7	629.8
Marine segment, net of allowance for bad debt of $11.1 and $10.6 as of March 31, 2016 and December 31, 2015, respectively	524.7	611.2
	$1,673.2	$1,812.6

Total assets:
Aviation segment	$1,558.3	$1,546.4
Land segment	1,674.6	1,651.5
Marine segment	1,039.4	1,165.6
Corporate	147.5	185.9
	$4,419.7	$4,549.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2015 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ in “Item 1A — Risk Factors” of our 2015 10-K Report.

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the marine and aviation markets, the timing, cost and benefits of our multi-year project and upgrade of our ERP platform, the timing for closing the acquisition of assets from ExxonMobil affiliates and funding of the purchase price, as well as expectations regarding our government business, our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the company’s Securities and Exchange Commission filings, including the company’s Annual Report on Form 10-K filed with the SEC on February 16, 2016.   Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to obtain required consents and satisfy closing conditions in acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;
•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2015 10-K Report and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 10-Q Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this 10-Q Report will be deemed to modify or supersede such forward-looking statements.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.

Business Outlook

Declines in commodity and energy prices, together with slowing economic growth in emerging markets, have adversely impacted the global shipping and offshore oil exploration markets, affecting our marine segment.  These macroeconomic trends are complex and present both opportunities and risks for our business.  Sustained low fuel prices and limited volatility result in decreased demand for our price risk management products, and lower sales to the offshore specialty market due to the significant reduction in offshore exploration activity.  We expect that adverse conditions in the shipping markets will continue in 2016.

Conversely, the low fuel price environment benefits the commercial aviation industry allowing commercial airlines to improve profitability and strengthen their balance sheets.  We believe our aviation segment is well positioned to capitalize on the expected increase in passenger growth and route expansion, due in part to our expanded supply capabilities in key airports both in the U.S. and internationally.  Lower fuel prices have also reduced the working capital cost required to support our aviation segment, thereby improving returns and making such capital available for investment in other areas of our business.  A portion of our aviation business consists of providing fuel and related products and services to military fleets and to the U.S. and foreign governments.    While we still expect the military-related activity to decline over time, the related contribution to aviation profitability in 2016 may be similar to the level we experienced in 2015.  Demand for these products and services is driven by global events and can thus vary significantly from period to period.

We may also experience decreases in future sales volumes and margins as a result of further deterioration in the world economy, declines in the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations. Finally, our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of our 2015 10‑K Report.

Reportable Segments

We operate in three reportable segments consisting of aviation, marine and land. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the United States (“U.S.”) and foreign governments as well as intergovernmental organizations. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. In our land segment, we offer fuel, crude oil, lubricants, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.

In our aviation and land segments, we primarily purchase and resell fuel and other products, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.

Our revenue and cost of revenue are significantly impacted by fuel prices. Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns. Additionally, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.

Selected financial information with respect to our business segments is provided in Note 10 to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations

Our results of operations include the results of the acquisition of all of the outstanding stock of Pester Marketing Company (“Pester”) in our land segment commencing on September 1, 2015, its acquisition date.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue.  Our revenue for the first quarter of 2016 was $5.2 billion, a decrease of $2.1 billion, or 29.3%, as compared to the first quarter of 2015.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2016	2015	$ Change

Aviation segment	$2,221.1	$2,897.0	$(675.9)
Land segment	1,695.0	2,123.0	(428.0)
Marine segment	1,276.5	2,320.7	(1,044.2)
	$5,192.6	$7,340.7	$(2,148.1)

Revenues in our aviation segment were $2.2 billion for the first quarter of 2016, a decrease of $0.7 billion, or 23.3%, as compared to the first quarter of 2015.  The decline in aviation revenues was driven by lower average fuel prices per gallon sold in the first quarter of 2016, as compared to 2015, where the average jet fuel price per gallon sold was $1.20 in 2016, as compared to $1.90 in 2015.  The overall decline was partially offset by $0.3 billion, related to an increase in volume to existing customers, whereas volumes for the first quarter of 2016 were 1.6 billion gallons, an increase of 12.2%, as compared to the comparable prior year period.

Revenues in our land segment were $1.7 billion for the first quarter of 2016, a decrease of $0.4 billion, or 20.2%, as compared to the first quarter of 2015.  Our land revenues were impacted by a $0.5 billion decline, resulting from a lower average fuel price per gallon sold in the first quarter of 2016, as compared to the first quarter of 2015. The overall decline was partially offset by $0.1 billion, related to an increase in volume from new and existing customers, whereas volumes for the first quarter of 2016 was 1.2 billion gallons, an increase of 8.6%, as compared to the first quarter of 2015.

Revenues in our marine segment were $1.3 billion for the first quarter of 2016, a decrease of $1.0 billion, or 45.0%, as compared to the first quarter of 2015.  The decrease was driven primarily by an approximate 50% decline in the average price per metric ton sold, to $144.0 in the first quarter of 2016 as compared to $295.0 in the first quarter of 2015. Volumes in our marine segment remained flat at 7.7 million metric tons for the first quarters of 2016 and 2015, respectively.

Gross Profit.  Our gross profit for the first quarter of 2016 was $223.8 million, an increase of $8.4 million, or 3.9%, as compared to the first quarter of 2015.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2016	2015	$ Change

Aviation segment	$91.0	$82.9	$8.1
Land segment	93.6	78.6	15.0
Marine segment	39.2	53.9	(14.7)
	$223.8	$215.4	$8.4

Our aviation segment gross profit for the first quarter of 2016 was $91.0 million, an increase of $8.1 million, or 9.8%, as compared to the first quarter of 2015. The increase in aviation gross profit was due to increased volume attributable to our core resale business in North America and Europe as well as an increase in US and foreign military-related activity,  which was partially offset by a lower gross profit per gallon sold.

Our land segment gross profit for the first quarter of 2016 was $93.6 million, an increase of $15.0 million, or 19.0%, as compared to the first quarter of 2015.  While average fuel prices per gallon sold decreased, our land segment generated an increase in gross profit that was driven by recently acquired businesses and increases in retail and natural gas resale activities, offset in part by the impact of historically warm weather on our reselling activities in the United Kingdom.

Our marine segment gross profit for the first quarter of 2016 was $39.2 million, a decrease of $14.7 million, or 27.3%, as compared to the first quarter of 2015.  The decrease in marine segment gross profit of $14.7 million was impacted by the low fuel price environment which resulted in decreased demand for the price risk management products we offer, lower sales to the offshore specialty market due to the significant reduction in offshore exploration activity, and lower unit margins in core resale activities.

Operating Expenses. Total operating expenses for the first quarter of 2016 were $160.5 million, an increase of $16.6 million, or 11.5%, as compared to the first quarter of 2015.  The total increase in operating expenses was primarily associated with acquired businesses, related professional fees and other growth-related initiatives. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2016	2015	$ Change

Compensation and employee benefits	$95.9	$88.6	$7.3
Provision for bad debt	1.5	1.3	0.2
General and administrative	63.1	54.0	9.1
	$160.5	$143.9	$16.6

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2016	2015	$ Change

Aviation segment	$36.3	$27.8	$8.5
Land segment	34.0	31.8	2.2
Marine segment	11.4	26.1	(14.7)
	81.7	85.7	(4.0)
Corporate overhead - unallocated	18.4	14.2	4.2
	$63.3	$71.5	$(8.2)

Our income from operations for the first quarter of 2016 was $63.3 million, a decrease of $8.2 million, or 11.5%, as compared to the first quarter of 2015.  The overall decline was experienced in our marine segment, where income from operations for the first quarter of 2016 was $11.4 million, a decrease of $14.7 million, or 56.3%, as compared to the first quarter of 2015. This decrease resulted from lower gross profit per metric ton sold in the first quarter of 2016 as compared to the first quarter of 2015.  In addition, the low fuel price environment has resulted in lower margins and decreased demand for the price risk management products we offer within this segment.  The marine decline was partially offset by increased volume experienced in our Aviation segment and, to a lesser extent, our Land segment.

Corporate overhead costs not charged to the business segments for the first quarter of 2016 were $18.4 million, an increase of $4.2 million, or 29.6%, as compared to the first quarter of 2015.  This increase was principally due to increased expenses to support our growing global business.

Non-Operating Expenses, net.    For the first quarter of 2016, we had non-operating expenses, net of $6.3 million, a slight decrease of $0.7 million as compared to the first quarter of 2015.

Income Taxes.  For the first quarter of 2016, our effective income tax rate was 8.3% and our income tax provision was $4.8 million, as compared to an effective income tax rate of 15.3% and an income tax provision of $9.9 million for the first quarter of 2015.  Our provision for income taxes for the first quarter of 2016 was adjusted for an income tax benefit of $4.0 million, net for discrete items related to changes in estimates in uncertain tax positions.  Without the $4.0 million adjustment for the discrete items, the first quarter of 2016 effective income tax rate would have been 15.4%.

Net Loss Attributable to Noncontrolling Interest.  For the first quarter of 2016, net loss attributable to noncontrolling interest was $0.1 million, a decrease of $0.9 million as compared to the first quarter 2015.

Net Income and Diluted Earnings per Common Share.  Our net income for the first quarter of 2016 was $52.4 million, a  decrease of $3.2 million, or 5.8%, as compared to the first quarter of 2015. Diluted earnings per common share for the first quarter of 2016 was $0.75 per common share, a decrease of $0.03 per common share, or 3.8%, as compared to the first quarter of 2015.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March  31, 2016 and 2015 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Three Months ended
	March 31,
	2016	2015
Net cash provided by operating activities	$138.5	$106.9
Net cash used in investing activities	(52.5)	(11.5)
Net cash provided by (used in) financing activities	19.7	(2.4)

Operating Activities.   For the three months ended March 31, 2016, net cash provided by operating activities was $138.5 million as compared to $106.9 million for the first three months of 2015.  The $31.6 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.  For the first quarter of 2016 changes in accounts receivables provided cash of $142.9 million, as compared to $85.6 million in the first quarter of 2015, principally as a result of lower average fuel prices.  Changes in inventories and short-term derivative assets were impacted by the low fuel price environment resulting in combined net cash provided of $117.9 million in the first three months of 2016 as compared to combined net cash provided of $87.3 million in the first three months of 2015. Additionally, the associated cash collateral we are required to post with our financial counterparties declined, providing cash of $54.0 million in 2016, as compared to $43.6 million in the comparable prior year period. These favorable changes were partially offset by changes in our accounts payable balance, where we had a cash use of $191.2 million for the first quarter of 2016, as compared to a cash use of $91.9 million for the first quarter of 2015, driven principally by lower average fuel prices and timing of payments to suppliers

Investing Activities. For the three months ended March 31, 2016, net cash used in investing activities was $52.5 million as compared to $11.5 million for the first three months of 2015. The $41.0 million increase in cash used in investing activities was principally due to increased acquisition-related activity, whereas in the first three months of 2016 we completed three acquisitions in our land segment.

Financing Activities.   For the three months ended March 31, 2016,  net cash provided by financing activities was $19.7 million as compared to $2.4 million of cash used in financing activities for the first three months of 2015.  The $22.1 million change was principally due to increased net borrowings under our credit facility in the first three months of 2016 as compared to the first three months of 2015.

Other Liquidity Measures

Cash and Cash Equivalents.  As of March  31, 2016 and December 31, 2015, we had cash and cash equivalents of $689.7 million and $582.5 million, respectively. Our primary use of cash and cash equivalents are to fund strategic investments, primarily acquisitions and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

We  previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the early planning phase and the cost incurred during the first quarter of 2016 was not considered significant.  We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $446.0 million and $416.0 million as of March 31, 2016 and December 31, 2015, respectively. Our issued letters of credit under the Credit Facility totaled $5.1 million and $5.5 million as of March 31, 2016 and December 31, 2015, respectively.  We also had $329.8 million and $333.2 million in Term Loans outstanding as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016 and December 31, 2015, the unused portion of our Credit Facility was $807.6 million and $838.5 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2016, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2016 and December 31, 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $162.8 million and $208.4 million, respectively. We also have Receivables Purchase Agreements

(“RPAs”) that allow for the sale of up to an aggregate of $499.0 million of our accounts receivable. As of March 31, 2016, we had sold accounts receivable of $106.6 million under the RPAs.

Short-Term Debt. As of March 31, 2016, our short-term debt of $28.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of March  31, 2016 (of which $107.7 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Acquisitions.  In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at 83 airports in Canada, the United Kingdom, Germany, Italy, France, Australia and New Zealand. The total purchase price is approximately $260.0 million and is expected to be fully funded with cash on hand. The transaction will close in phases, with the majority of locations expected to close during the second half of 2016. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents and therefore there can be no assurance that we will be successful in closing the acquisition.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2015 to March 31, 2016.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2015 10-K Report.

Contractual Obligations

Derivative Obligations.  As of March  31, 2016, our net derivative obligations were $65.1 million, principally due within one year.

Purchase Commitment Obligations.  As of March  31, 2016, fixed purchase commitments under our derivative programs amounted to  $73.6 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of March  31, 2016, we had issued letters of credit and bank guarantees totaling $168.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 10‑Q Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share‑based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Accounts Receivable and Allowance for Bad Debt

Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee that is responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all.  Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off.  Write-offs for the first quarter of 2016 did not have a significant impact on our consolidated statement of operations.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified.  Historical payment trends may not, however, be an accurate indicator of current or future creditworthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient.  Any write-off of accounts receivable in excess of our provision for estimated credit losses would have an adverse effect on our results of operations.

If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” included in our 2015 10‑K Report.

Inventories

Inventories are valued using the average cost methodology and are stated at the lower of average cost or market. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment.  Historically these adjustments have not had a significant impact on our consolidated statements of operations.  Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates.  While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations.  At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk.

The fair value of our derivatives is derived using observable and certain unobservable inputs, such as basis differentials, which are based on the difference between the historical prices of our prior transactions and the underlying observable data.  Measurement of the fair value of our derivatives also requires the assessment of certain risks related to non-performance, which requires a significant amount of judgment.  The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant to our consolidated statements of operations.

We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities related to basis or time spreads related to fuel products we sell. Our limited amounts of proprietary derivative transactions carry a higher degree of risk than our other derivative activities due to the speculative nature of these transactions.  For the first quarter of 2016, our proprietary derivative transactions did not have a significant impact to our consolidated statement of operations. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts.  While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs.  If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheet and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

Goodwill is evaluated for impairment based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount (Step 0). If we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the two-step impairment analysis described below.

Step 1 requires us to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use the income approach as our primary indicator of fair value. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. These estimates are based on a number of factors including industry experience, business expectations and the economic environment. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.

The qualitative assessment associated with step 0 and the quantitative assessment associated with step 1 of our goodwill impairment analysis both involve significant management estimates and judgment in order to properly determine that the factors assessed are appropriate and are accurate for each of the Company’s reporting units.

In connection with our acquisitions, we record identifiable intangible assets at fair value. The determination of the fair values of our identifiable intangible assets involves a significant amount of forecasting and other assumptions associated with recently acquired businesses for which we may not have as much historical information or trend data as we would for our existing businesses.  Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization at least annually for potential impairment.  Our impairment analysis of our intangible assets not subject to amortization (primarily trademarks and/or trade names) generally involves the use of qualitative and quantitative analyses to estimate whether the estimated future cash flows generated as a result of these assets will be greater than or equal to the carrying value assigned to such assets. We have not historically incurred any impairment losses associated with our intangible assets.

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

Whether the services have been performed and when title and risk of loss passes to the customer are the factors we take into consideration in deciding when to recognize revenue.  These factors are readily determinable and consistently applied throughout our business.  Therefore, we generally have not needed to make significant estimates or assumptions with respect to revenue recognition.

Recent Accounting Pronouncements

Information regarding recently adopted accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2016.

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers.  The standard is effective for interim and annual reporting periods beginning after December 15, 2017.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption of the standard is permitted, but not before December 15, 2016.  We have not yet selected a transition method and we are currently evaluating how the adoption of the standard will impact our consolidated financial statements and related disclosures.

 Derivatives and Hedging: In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments.  ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards are effective at the beginning of our 2017 fiscal year.  We are currently evaluating whether the adoption of these standards will have a significant impact on our consolidated financial statements and related disclosures.

Inventory: Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU 2015-11, which simplifies the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market.  This standard is effective at the beginning of our 2017 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Leases.   In February 2016, the FASB issued an ASU 2016-02, Leases. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09. This ASU is intended to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This update is effective at the beginning of our 2017 fiscal year with an election to early adopt at the beginning of 2016.  We are currently evaluating whether the adoption of this new guidance will impact our consolidated financial statements and related disclosures.

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

For information about our derivative instruments, at their respective fair value positions as of March 31, 2016, see Notes to the Consolidated Financial Statements – Note 3. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2015. Please refer to our 2015 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2016.

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

Part II — Other Information

Item 1.Legal Proceedings.

Lac‑Mégantic, Quebec

All actions pending against us arising from a July 2013 train derailment in Lac-Mégantic, Quebec have now been dismissed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March  31, 2016 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
1/1/16 - 1/31/16	—	$—	—	$59,524
2/1/16 - 2/29/16	1	36.50	—	59,524
3/1/16 - 3/31/16	—	—	—	59,524
Total	1	$36.50	—	$59,524

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of March 31, 2016,  $59.5 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer