Form 10-Q
period 2016-06-30
WORLD FUEL SERVICES CORP
filed 2016-07-29
CIK 789460

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The registrant had a total of 70,446,000 shares of common stock, par value $0.01 per share, issued and outstanding as of July 20, 2016.

Part I — Financial Information

Item 1.Financial Statements

World Fuel Services Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$737.2	$582.5
Accounts receivable, net	2,030.7	1,812.6
Inventories	373.5	359.1
Prepaid expenses	46.0	57.9
Short-term derivative assets, net	44.7	220.4
Other current assets	282.7	208.0
Current assets held for sale	—	5.5
Total current assets	3,514.8	3,246.0

Property and equipment, net	220.9	225.6
Goodwill	672.2	675.8
Identifiable intangible and other non-current assets	340.6	341.4
Non-current assets held for sale	—	36.5
Total assets	$4,748.5	$4,525.3

Liabilities:
Current liabilities:
Short-term debt	$28.8	$25.5
Accounts payable	1,520.1	1,349.6
Customer deposits	102.3	118.3
Accrued expenses and other current liabilities	260.5	255.2
Current liabilities held for sale	—	5.6
Total current liabilities	1,911.7	1,754.2

Long-term debt	767.7	746.7
Non-current income tax liabilities, net	93.1	87.7
Other long-term liabilities	22.9	25.8
Non-current liabilities held for sale	—	5.0
Total liabilities	2,795.3	2,619.4

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 70.4 and 70.8 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	411.0	435.3
Retained earnings	1,642.7	1,569.4
Accumulated other comprehensive loss	(118.6)	(109.5)
Total World Fuel shareholders' equity	1,935.8	1,895.9
Noncontrolling interest equity	17.5	10.0
Total equity	1,953.3	1,905.9
Total liabilities and equity	$4,748.6	$4,525.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited – In millions, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$6,633.0	$8,496.4	$11,823.9	$15,837.1
Cost of revenue	6,414.5	8,306.0	11,383.9	15,433.1
Gross profit	218.5	190.4	440.0	404.0
Operating expenses:
Compensation and employee benefits	103.7	87.5	199.6	176.2
Provision for bad debt	2.5	2.3	3.9	3.6
General and administrative	66.8	59.0	129.9	115.0
	173.0	148.8	333.4	294.8
Income from operations	45.6	41.6	106.6	109.2
Non-operating expenses, net:
Interest expense and other financing costs, net	(8.1)	(6.4)	(15.7)	(13.7)
Other (expense) income, net	(0.6)	(1.6)	0.7	(1.3)
	(8.7)	(8.0)	(15.0)	(15.0)
Income before income taxes	36.9	33.6	91.6	94.2
Provision for income taxes	7.1	4.6	10.3	15.9
Net income including noncontrolling interest	29.8	29.0	81.3	78.3
Net loss attributable to noncontrolling interest	(0.2)	(1.5)	(0.3)	(2.6)
Net income attributable to World Fuel	$30.0	$30.5	$81.6	$80.9

Basic earnings per common share	$0.43	$0.43	$1.17	$1.14

Basic weighted average common shares	69.5	70.7	69.5	70.7

Diluted earnings per common share	$0.43	$0.43	$1.17	$1.13

Diluted weighted average common shares	70.0	71.2	70.0	71.3

Comprehensive income:
Net income including noncontrolling interest	$29.8	$29.0	$81.3	$78.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.5)	21.4	(13.2)	(10.6)
Derivative instruments, net of income tax expense of $3.3 and $3.4 for the three and six months ended June 30, 2016, respectively	5.2	—	5.0	—
Other comprehensive (loss) income	(9.3)	21.4	(8.3)	(10.6)
Comprehensive income including noncontrolling interest	20.5	50.4	73.0	67.7
Comprehensive (loss) income attributable to noncontrolling interest	(1.0)	(1.2)	0.5	(0.1)
Comprehensive income attributable to World Fuel	$21.5	$51.6	$72.5	$67.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited - In millions)

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
Net income (loss)	—	—	—	81.6	—	81.6	(0.3)	81.3
Cash dividends declared	—	—	—	(8.3)	—	(8.3)	—	(8.3)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	8.9	—	—	8.9	—	8.9
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(0.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
Acquisition of remaining 49% equity interest(a)	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive (loss) income	—	—	—	—	(9.1)	(9.1)	0.8	(8.3)
Balance as of June 30, 2016	70.4	$0.7	$411.0	$1,642.7	$(118.6)	$1,935.8	$17.5	$1,953.3

(a)	Relates to Tobras. See Note 3. Acquisitions, Asset and Liabilities Held for Sale.

					Accumulated	Total
			Capital in		Other	World Fuel	Noncontrolling
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'	Interest
	Shares	Amount	Par Value	Earnings	Loss	Equity	Equity	Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,412.0	$(59.2)	$1,849.9	$9.5	$1,859.4
Net income (loss)	—	—	—	80.9	—	80.9	(2.6)	78.3
Cash dividends declared	—	—	—	(8.5)	—	(8.5)	—	(8.5)
Amortization of share-based payment awards	—	—	8.1	—	—	8.1	—	8.1
Issuance of common stock related to share-based payment awards, including income tax benefit of $1.5	0.3	—	1.5	—	—	1.5	—	1.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(7.0)	—	—	(7.0)	—	(7.0)
Purchases of common stock	(0.5)	—	(30.0)	—	—	(30.0)	—	(30.0)
Other comprehensive (loss) income	—	—	—	—	(13.1)	(13.1)	2.5	(10.6)
Other	—	—	(0.1)	—	—	(0.1)	0.1	—
Balance as of June 30, 2015	71.8	$0.7	$468.9	$1,484.4	$(72.3)	$1,881.7	$9.5	$1,891.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - In millions)

	For the Six Months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interest	$81.3	$78.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	36.7	30.6
Provision for bad debt	3.9	3.6
Gain on sale of held for sale assets and liabilities	(3.8)
Share-based payment award compensation costs	8.8	8.4
Deferred income tax provision (benefit)	0.2	3.0
Extinguishment of liabilities	(1.7)	(5.3)
Foreign currency losses, net	(4.2)	15.8
Other	2.8	1.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(230.1)	(50.1)
Inventories	(10.2)	(17.2)
Prepaid expenses	12.4	6.6
Short-term derivative assets, net	174.6	165.5
Other current assets	(56.6)	(117.8)
Cash collateral with financial counterparties	113.0	149.2
Other non-current assets	6.8	7.9
Accounts payable	190.0	50.8
Customer deposits	(15.9)	(42.0)
Accrued expenses and other current liabilities	(101.2)	(94.9)
Non-current income tax, net and other long-term liabilities	(5.8)	(16.0)
Total adjustments	119.7	99.5
Net cash provided by operating activities	201.0	177.8
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(49.7)	(6.5)
Proceeds from sale of business	29.3	—
Capital expenditures	(23.3)	(21.9)
Other investing activities, net	6.9	4.4
Net cash (used in) investing activities	(36.8)	(24.0)
Cash flows from financing activities:
Borrowings of debt	1,577.5	2,601.0
Repayments of debt	(1,557.3)	(2,520.5)
Payments of senior revolving credit facility and senior term loan facility loan costs	—	(3.4)
Dividends paid on common stock	(8.3)	(6.9)
Purchases of common stock	(18.4)	(30.0)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	1.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(3.9)	(7.0)
Other financing activities, net	(0.2)	—
Net cash (used in) provided by financing activities	(10.6)	34.7
Effect of exchange rate changes on cash and cash equivalents	1.1	(1.1)
Net increase in cash and cash equivalents	154.7	187.4
Cash and cash equivalents, as of beginning of period	582.5	302.3
Cash and cash equivalents, as of end of period	$737.2	$489.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2 million as of June 30, 2016 and $4.2 million as of June 30, 2015.

Prior to the acquisition of the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada (“Tobras”) from the minority owners, the Company completed a $17.7 million non-cash settlement related to two promissory notes outstanding between the Company and Tobras which were offset and settled.

The proceeds from the sale of fixed assets for the six months ended June 30, 2015 were in connection with a sale-leaseback arrangement.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

For the Six Months ended
June 30, 2016
Assets acquired, net of cash	$31.3

Liabilities assumed	$1.7

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. As further discussed in Note 2, certain 2015 amounts contained in this 10-Q Report have been updated to reflect corrections to our previously issued financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K (“2015 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2015 10‑K Report, and as updated in our 10-Q Report for the quarter ended March 31, 2016, “Item 2. Management’s Discussion and Analysis of Financial Condition”.

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

2.Correction of Previously Issued Financial Information

During the second quarter of 2016, we identified a correction to our provision for income taxes for certain prior periods, due to the accounting for the tax effects of foreign currency translation changes on intercompany loans that are considered to be of a long-term investment nature.  The Company determined that it had incorrectly applied the accounting guidance in ASC 740, Income Taxes and recorded a deferred tax asset related to foreign currency translation losses in the provision for income taxes, resulting in the Company reporting a lower provision for income taxes in the periods that were impacted.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was not material to its previously issued annual and interim financial statements. The cumulative amounts of the corrections were approximately $20.0 million, of which approximately $12.5 million was attributable to the year ended December 31, 2015. The cumulative amount of the prior period adjustments would have been material to our current Statement of Income and Comprehensive Income had we made the correction in the current period, and accordingly we revise our previously issued financial statements prospectively to correct these errors.

The corrections associated with the provision for income taxes line items as well as other immaterial adjustments are reflected in this 10-Q Report for all periods presented and those corrections will be reflected in our future fillings.

The following tables present the effect of the correction on the previously reported consolidated balance sheet as of December 31, 2015 and the statements of income and comprehensive income for the three and six months ended June 30, 2015:

Consolidated Balance Sheets

(Unaudited - In millions, except per share data)

	As of December 31, 2015
	As
	Reported	Adjustment	Revised
Assets:
Current assets:
Cash and cash equivalents	$582.5	-	$582.5
Accounts receivable, net	1,812.6	-	1,812.6
Inventories	359.1	-	359.1
Prepaid expenses	57.9	-	57.9
Short-term derivative assets, net	227.2	(6.8)	220.4
Other current assets	209.8	(1.8)	208.0
Current assets held for sale	5.5	-	5.5
Total current assets	3,254.6	(8.6)	3,246.0

Property and equipment, net	225.6	-	225.6
Goodwill	675.8	-	675.8
Identifiable intangible and other non-current assets	356.9	(15.5)	341.4
Non-current assets held for sale	36.5	-	36.5
Total assets	$4,549.4	(24.1)	$4,525.3

Liabilities:
Current liabilities:
Short-term debt	$25.5	-	$25.5
Accounts payable	1,349.6	-	1,349.6
Customer deposits	118.3	-	118.3
Accrued expenses and other current liabilities	263.8	(8.6)	255.2
Current liabilities held for sale	5.6	-	5.6
Total current liabilities	1,762.8	(8.6)	1,754.2

Long-term debt	746.7	-	746.7
Non-current income tax liabilities, net	87.7	-	87.7
Other long-term liabilities	25.8	-	25.8
Non-current liabilities held for sale	5.0	-	5.0
Total liabilities	2,628.0	(8.6)	2,619.4

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	-	—
Common stock, $0.01 par value; 100 shares authorized, 70.8 issued and outstanding as of December 31, 2015	0.7	-	0.7
Capital in excess of par value	435.3	-	435.3
Retained earnings	1,588.6	(19.2)	1,569.4
Accumulated other comprehensive loss	(113.2)	3.7	(109.5)
Total World Fuel shareholders' equity	1,911.4	(15.5)	1,895.9
Noncontrolling interest equity	10.0	-	10.0
Total equity	1,921.4	(15.5)	1,905.9
Total liabilities and equity	$4,549.4	(24.1)	$4,525.3

Consolidated Statement of Income and Comprehensive Income

(Unaudited - In millions, except per share data)

	For the Three Months ended			For the Six Months ended
	June 30, 2015			June 30, 2015
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenue	$8,496.4	—	$8,496.4	$15,837.1	—	$15,837.1
Cost of revenue	8,306.0	—	8,306.0	15,431.3	1.8	15,433.1
Gross profit	190.4	—	190.4	405.8	(1.8)	404.0
Operating expenses:
Compensation and employee benefits	87.5	—	87.5	176.2	—	176.2
Provision for bad debt	2.3	—	2.3	3.6	—	3.6
General and administrative	59.0	—	59.0	113.0	2.0	115.0
	148.8	—	148.8	292.8	2.0	294.8
Income from operations	41.6	—	41.6	113.0	(3.8)	109.2
Non-operating expenses, net:
Interest expense and other financing costs, net	(6.4)	—	(6.4)	(13.7)	—	(13.7)
Other (expense), net	(1.6)	—	(1.6)	(1.3)	—	(1.3)
	(8.0)	—	(8.0)	(15.0)	—	(15.0)
Income before income taxes	33.6	—	33.6	98.0	(3.8)	94.2
Provision for income taxes	5.2	(0.6)	4.6	15.1	0.8	15.9
Net income including noncontrolling interest	28.4	0.6	29.0	82.9	(4.6)	78.3
Net loss attributable to noncontrolling interest	(1.5)	—	(1.5)	(2.6)	—	(2.6)
Net income attributable to World Fuel	$29.9	0.6	$30.5	$85.5	(4.6)	$80.9

Basic earnings per common share	$0.42	0.01	$0.43	$1.21	(0.07)	$1.14

Basic weighted average common shares	70.7	—	70.7	70.7	—	70.7

Diluted earnings per common share	$0.42	0.01	$0.43	$1.20	(0.06)	$1.13

Diluted weighted average common shares	71.2	—	71.2	71.3	—	71.3

Comprehensive income:
Net income including noncontrolling interest	$28.4	0.6	$29.0	$82.9	(4.6)	$78.3
Other comprehensive income (loss):		—			—
Foreign currency translation adjustments	22.0	(0.6)	21.4	(11.8)	1.2	(10.6)
Other comprehensive income (loss)	22.0	(0.6)	21.4	(11.8)	1.2	(10.6)
Comprehensive income including noncontrolling interest	50.4	—	50.4	71.1	(3.4)	67.7
Comprehensive loss attributable to noncontrolling interest	(1.2)	—	(1.2)	(0.1)	—	(0.1)
Comprehensive income attributable to World Fuel	$51.6	—	$51.6	$71.2	(3.4)	$67.8

3.Acquisitions, Assets and Liabilities Held for Sale

2016 Acquisitions

On June 23, 2016, we acquired the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada (“Tobras”) from the minority owners for an aggregate purchase price of approximately $3.7 million in cash (the “Tobras Acquisition”).  Prior to the Tobras Acquisition, we owned 51% of the outstanding shares of Tobras and exercised control, and as such, we consolidated Tobras in our financial statements.  As a result of the acquisition of the remaining equity interest of Tobras, we recorded a $10.9 million adjustment to capital in excess of par value on our consolidated balance sheets, which consisted of $3.7 million of cash paid and $7.2 million of noncontrolling interest equity.

In the first quarter of 2016, we completed three acquisitions in our land segment which were not significant individually or in the aggregate. The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements, since their respective acquisition dates, and did not have a significant impact on our revenue and net income for the six months ended June 30, 2016.

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

Assets and Liabilities Held for Sale

In connection with the acquisition of all of the outstanding stock of Pester Marketing Company (“Pester”) on September 1, 2015, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business.  On May 1, 2016, we completed the sale of Pester’s retail business for $32.3 million, resulting in a gain of $3.8 million, which is included in other income, net in the consolidated statements of income and comprehensive income.

4.Derivatives

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

As of June 30, 2016, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

						Weighted
						Average
					Weighted	Mark-to-
	Settlement				Average	Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2016	Commodity contracts for inventory hedging	2.0	BBL	$60.961	$(0.060)	$(0.1)
	2017	Commodity contracts for inventory hedging	0.1	BBL	61.834	(2.907)	(0.3)
							$(0.4)

Cash Flow Hedge	2016	Commodity contracts for inventory hedging	15.1	BBL	52.314	0.017	0.3
	2017	Commodity contracts for inventory hedging	1.5	BBL	52.606	(7.379)	(11.2)
							$(10.9)

Non-Designated	2016	Commodity contracts (long)	42.7	BBL	$34.112	$(4.586)	$(195.9)
	2016	Commodity contracts (short)	41.8	BBL	35.676	4.693	196.1
	2017	Commodity contracts (long)	14.5	BBL	26.233	2.733	39.6
	2017	Commodity contracts (short)	11.2	BBL	32.754	(2.899)	(32.4)
	2018	Commodity contracts (long)	3.2	BBL	16.756	2.339	7.4
	2018	Commodity contracts (short)	2.2	BBL	17.819	(1.807)	(3.9)
	2019	Commodity contracts (long)	0.1	BBL	20.777	0.757	0.1
	2019	Commodity contracts (short)	—	BBL	48.806	3.926	0.1
	2020	Commodity contracts (long)	0.1	BBL	21.457	(1.461)	(0.1)
	2020	Commodity contracts (short)	0.1	BBL	37.674	5.348	0.5
	2021	Commodity contracts (long)	—	BBL	20.730	0.138	—
	2016	Foreign currency contracts	19.3	AUD	0.748	0.003	0.1
	2016	Foreign currency contracts	7.3	BRL	3.442	0.010	0.1
	2016	Foreign currency contracts	174.9	CAD	1.294	(0.004)	(0.7)
	2016	Foreign currency contracts	0.9	CHF	0.970	0.007	—
	2016	Foreign currency contracts	7,621.0	CLP	678.600	(0.000)	(0.1)
	2016	Foreign currency contracts	75,725.7	COP	3,028.989	(0.000)	(0.3)
	2016	Foreign currency contracts	190.1	DKK	6.623	0.001	0.2
	2016	Foreign currency contracts	102.7	EUR	1.132	0.008	0.9
	2016	Foreign currency contracts	178.2	GBP	1.447	0.023	4.1
	2016	Foreign currency contracts	278.3	INR	67.998	—	—
	2016	Foreign currency contracts	600.8	JPY	106.540	(0.000)	(0.1)
	2016	Foreign currency contracts	2,234.5	MXN	18.290	(0.000)	(0.1)
	2016	Foreign currency contracts	125.8	NOK	8.365	(0.000)	—
	2016	Foreign currency contracts	13.8	PLN	3.911	0.002	—
	2016	Foreign currency contracts	20.2	RON	4.022	0.003	0.1
	2016	Foreign currency contracts	103.4	SEK	8.329	(0.002)	(0.2)
	2016	Foreign currency contracts	57.1	SGD	1.359	(0.001)	(0.1)
	2016	Foreign currency contracts	43.2	ZAR	15.358	(0.000)	—
	2017	Foreign currency contracts	25.2	SEK	8.301	(0.000)	—
	2017	Foreign currency contracts	7.3	EUR	1.145	(0.005)	—
	2017	Foreign currency contracts	17.5	GBP	1.492	0.156	2.7
	2018	Foreign currency contracts	16.9	SEK	8.149	0.003	—
	2018	Foreign currency contracts	1.7	EUR	1.105	(0.025)	—
	2018	Foreign currency contracts	0.5	GBP	1.428	0.095	—
	2019	Foreign currency contracts	0.3	GBP	1.457	0.115	—
							$18.1

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$114.0
Commodity contracts	Identifiable intangible and other non-current assets	—	7.4
Commodity contracts	Accrued expenses and other current liabilities	122.0	6.3
		122.0	127.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	48.5	241.4
Commodity contracts	Identifiable intangible and other non-current assets	31.2	17.0
Commodity contracts	Accrued expenses and other current liabilities	133.9	120.4
Commodity contracts	Other long-term liabilities	2.1	4.0
Foreign currency contracts	Short-term derivative assets, net	14.5	10.9
Foreign currency contracts	Identifiable intangible and other non-current assets	1.7	0.7
Foreign currency contracts	Accrued expenses and other current liabilities	1.2	0.8
		233.1	395.2
		$355.1	$522.9

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$95.3
Commodity contracts	Accrued expenses and other current liabilities	133.4	2.9
		133.4	98.2
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	7.2	26.6
Commodity contracts	Identifiable intangible and other non-current assets	18.1	4.8
Commodity contracts	Accrued expenses and other current liabilities	169.2	319.9
Commodity contracts	Other long-term liabilities	9.6	14.2
Foreign currency contracts	Short-term derivative assets, net	7.7	3.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.1	—
Foreign currency contracts	Accrued expenses and other current liabilities	3.0	1.7
		214.9	370.5
		$348.3	$468.7

The following table presents the effect and financial statement location of our derivative instruments in a fair value hedging relationship and related hedged items on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized				Realized and Unrealized
Derivative Instruments	Location	Loss		Hedged Items	Location	Gain (Loss)
		2016	2015			2016	2015
Three months ended June 30,
Commodity contracts	Cost of revenue	$(34.2)	$(20.1)	Inventories	Cost of revenue	$13.9	$19.8
Six months ended June 30,
Commodity contracts	Cost of revenue	$(30.8)	$(16.1)	Inventories	Cost of revenue	$10.7	$19.3

There were no gains or losses for the three and six months ended June 30, 2016 and 2015 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivative Instruments	2016	2015		2016	2015	2016	2015
Three Months ended June 30,
Commodity contracts	$(70.0)	$—	Revenue	$5.4	—	$(15.0)	—
Commodity contracts	68.7	—	Cost of Revenue	1.1	—	9.9	—
Total	$(1.3)	$—		$6.5	—	$(5.1)	—
Six Months ended June 30,
Commodity contracts	$(116.5)	$—	Revenue	$(48.4)	—	$(15.1)	—
Commodity contracts	112.9	—	Cost of Revenue	55.5	—	12.8	—
	$(3.6)	$—		$7.1	—	$(2.3)	—

During the three months and six months ended June 30, 2016, we recorded a loss of $15.0 million in revenue and income of $9.9 million in cost of revenue, related to hedge ineffectiveness.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized
Derivatives	Location	Gain (Loss)
		2016	2015
Three months ended June 30,
Commodity contracts	Revenue	$(5.5)	$25.4
Commodity contracts	Cost of revenue	8.8	(16.4)
Foreign currency contracts	Revenue	4.5	(5.2)
Foreign currency contracts	Other (expense) income, net	(0.4)	(4.2)
		$7.4	$(0.4)

Six months ended June 30,
Commodity contracts	Revenue	$33.4	$46.0
Commodity contracts	Cost of revenue	(38.7)	(28.1)
Foreign currency contracts	Revenue	6.5	(1.3)
Foreign currency contracts	Other (expense) income, net	(5.6)	5.0
		$(4.4)	$21.6

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

The following table presents the net liability position for such contracts, the collateral posted and amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered (in millions):

	Net Liability Position	Collateral	Contingent
	Subject to Collateral Requirements	Posted	Additional Collateral
As of June 30, 2016
Commodity contracts	$16.0	$(4.4)	$11.6

As of December 31, 2015
Commodity contract	$63.2	$(28.1)	$35.0

5.Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $796.5 million and $772.2 million as of June 30, 2016 and December 31, 2015, respectively, and our notes receivable of $7.4 million and $7.4 million as of June 30, 2016 and December 31, 2015, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

					Netting
					and
	Level 1	Level 2	Level 3	Sub-Total	Collateral	Total
As of June 30, 2016
Assets:
Commodity contracts	$213.6	$123.6	$0.5	$337.7	$(287.6)	$50.1
Foreign currency contracts	—	17.4	—	17.4	(8.9)	8.5
Cash surrender value of life insurance	—	3.3	—	3.3	—	3.3
Total	$213.6	$144.3	$0.5	$358.4	$(296.5)	$61.9
Liabilities:
Commodity contracts	$220.9	$116.3	$0.3	$337.5	$(295.8)	$41.7
Foreign currency contracts	—	10.8	—	10.8	(8.9)	1.9
Inventories	—	—	—	—	—	—
Total	$220.9	$127.1	$0.3	$348.3	$(304.7)	$43.6

As of December 31, 2015
Assets:
Commodity contracts	$255.4	$251.9	$3.2	$510.5	$(279.0)	$231.5
Foreign currency contracts	—	12.4	—	12.4	(4.1)	8.3
Cash surrender value of life insurance	—	2.4	—	2.4	—	2.4
Total	$255.4	$266.7	$3.2	$525.3	$(283.1)	$242.2
Liabilities:
Commodity contracts	$340.1	$123.4	$0.2	$463.7	$(389.6)	$74.1
Foreign currency contracts	—	5.0	—	5.0	(4.1)	0.9
Inventories	—	14.3	—	14.3	—	14.3
Total	$340.1	$142.7	$0.2	$483.0	$(393.7)	$89.3

The cash surrender value of life insurance is in connection with the non-qualified deferred compensation plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements. In connection with the acquisition of all of the outstanding stock of Pester on September 1, 2015, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business. The fair value of the assets and liabilities held for sale were measured using a discounted cash flow valuation methodology.  In accordance with the applicable accounting guidance, the long-lived assets held for sale were recorded at fair value less cost to sell.  The carrying amounts of the current assets and liabilities held for sale approximate fair value based on the short-term maturities of these instruments.  On May 1, 2016, we completed the sale of Pester’s retail business for $29.3 million in cash and an additional $3.0 million to be received at a future date.

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	June 30, 2016	December 31, 2015
Commodity Contracts
Assets:
Short-term derivative assets, net	$37.3	$212.6
Identifiable intangible and other non-current assets	12.8	18.9
Total net assets	$50.1	$231.5

Liabilities:
Accrued expenses and other current liabilities	$34.2	$68.7
Other long-term liabilities	7.5	5.4
Total net liabilities	$41.7	$74.1

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$6.9	$7.6
Identifiable intangible and other non-current assets	1.6	0.7
Total net assets	$8.5	$8.3

Liabilities:
Accrued expenses and other current liabilities	$1.8	$0.9
Total net liabilities	$1.8	$0.9

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

As of June 30, 2016, we had $54.7 million of cash collateral deposits held by financial counterparties, of which $12.4 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $42.3 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of June 30, 2016, we have offset $4.2 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2015, we had $174.6 million of cash collateral deposits held by financial counterparties, of which $132.2 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $42.4 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2015, we have offset $21.6 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Transfers into Level 3	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains (Losses)Included in Earnings
Three months ended June 30, 2016
Assets:
Commodity contracts	$3.0	$(2.1)	$0.5	$—	$0.4	$(1.7)	Revenue
Liabilities:
Commodity contracts	$0.3	$—	$0.1	$—	$0.2	$0.3	Cost of revenue
Three months ended June 30, 2015
Assets:
Commodity contracts	$1.3	$—	$0.8	$—	$0.5	$0.4	Revenue
Liabilities:
Commodity contracts	$0.3	$(0.1)	$—	$—	$0.4	$(0.1)	Cost of revenue
Six months ended June 30, 2016
Assets:
Commodity contracts	$3.3	$(2.3)	$1.8	$1.3	$0.4	$(2.3)	Revenue
Liabilities:
Commodity contracts	$0.2	$(0.1)	$—	$—	$0.2	$—	Cost of revenue
Six months ended June 30, 2015
Assets:
Commodity contracts	$4.2	$0.8	$4.5	$—	$0.5	$—	Revenue
Liabilities:
Commodity contracts	$1.3	$0.4	$0.5	$—	$0.4	$0.7	Cost of revenue

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

6.Interest Income, Expense and Other Financing Costs

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income	$1.5	$1.3	$2.8	$2.6
Interest expense and other financing costs	(9.6)	(7.7)	(18.5)	(16.3)
	$(8.1)	$(6.4)	$(15.7)	$(13.7)

t

7.Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments, was as follows (in millions):

	Foreign		Accumulated
	Currency		Other
	Translation	Derivative	Comprehensive
	Adjustments	Instruments	Loss
Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive income (loss)	(13.2)	5.0	(8.3)
Less: Net other comprehensive income attributable to noncontrolling interest	0.8	—	0.8
Balance as of June 30, 2016	$(122.7)	$4.2	$(118.6)

Balance as of December 31, 2014	$(59.2)	$—	$(59.2)
Other comprehensive loss	(10.6)	—	(10.6)
Less: Net other comprehensive income attributable to noncontrolling interest	2.5	—	2.5
Balance as of June 30, 2015	$(72.3)	$—	$(72.3)

The foreign currency translation adjustment losses for the six months ended June 30, 2016 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.  The foreign currency translation adjustment losses for the six months ended June 30, 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real.

8.Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax provision	$7.1	$4.6	$10.3	$15.9

Effective income tax rate	19.4%	13.7%	11.2%	16.9%

Our provision for income taxes for each of the three-month and six-month periods ended June 30, 2016 and 2015 was calculated based on the estimated annual effective income tax rate for the full 2016 and 2015 fiscal years. Our provision for income taxes for the second quarter of 2016 was adjusted for an income tax expense of $2.4 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $2.4 million adjustment, the three-month period ended June 30, 2016 effective income tax rate would have been 12.8%. Our provision for income taxes for the six months ended June 30, 2016 was adjusted for an income tax benefit of $1.6 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $1.6 million adjustment, the six month period ended June 30, 2016 effective income tax rate would have been 13.0%. The actual effective income tax rate for the full 2016 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $1.2 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and by $1.8 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. The impact of the income tax concession on basic earnings per common share was $0.02 and $0.01 for the three months ended June 30, 2016 and 2015, respectively, and $0.03 and $0.04 for the six months ended June 30, 2016 and 2015 respectively.  On a diluted earnings per common share basis, the impact was $0.02 and $0.01 for the three months ended June 30, 2016 and 2015, respectively, and $0.03 and $0.04 for the six months ended June 30, 2016 and 2015, respectively.

9.Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill (in millions):

	Aviation	Land	Marine	Total
Balance as of December 31, 2015	$173.7	$430.7	$71.4	$675.8
Additions	—	2.3	—	2.3
Foreign exchange and other adjustments	—	(6.6)	0.7	(5.9)
Balance as of June 30, 2016	$173.7	$426.4	$72.1	$672.2

10.Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to World Fuel	$30.0	$30.5	$81.6	$80.9

Denominator:
Weighted average common shares for basic earnings per common share	69.5	70.7	69.5	70.7
Effect of dilutive securities	0.5	0.5	0.5	0.6
Weighted average common shares for diluted earnings per common share	70.0	71.2	70.0	71.3

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.1	0.9	1.2	0.9

Basic earnings per common share	$0.43	$0.43	$1.17	$1.14

Diluted earnings per common share	$0.43	$0.43	$1.17	$1.13

11.Commitments and Contingencies

Legal Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets.   On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York (“District Court”) seeking a court ruling that the loss is not covered under our policy.  On May 17, 2016, the District Court entered an Order granting summary judgment in our favor holding that the loss is covered under the AGCS policy.  Final judgment in the case has not yet been entered.   On June 14, 2016, AGCS filed with the District Court a Notice of Appeal whereby it sought to appeal the Order granting summary judgment to the United States Court of Appeals for the Second Circuit.  On June 28, 2016, we filed with the District Court a Notice of Cross-Appeal. We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

Other Matters

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2016, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

12.Business Segments

Based on the nature of operations and quantitative thresholds pursuant to accounting guidance for segment reporting, we have three reportable operating business segments: aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.  Within our aviation segment we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and to the United States (“U.S.”) and foreign governments as well as intergovernmental organizations. In our land segment, we offer fuel, crude oil, lubricants, power solutions through our global energy management service offerings, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers.  Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
Revenue:	2016	2015	2016	2015
Aviation segment	$2,621.6	$3,185.3	$4,841.0	$6,082.3
Land segment	2,171.0	2,505.7	3,866.0	4,628.7
Marine segment	1,840.4	2,805.4	3,116.9	5,126.1
	$6,633.0	$8,496.4	$11,823.9	$15,837.1

Gross profit:
Aviation segment	$98.6	$85.0	$187.3	$166.1
Land segment	80.2	63.6	173.9	142.2
Marine segment	39.7	41.8	78.8	95.7
	$218.5	$190.4	$440.0	$404.0

Income from operations:
Aviation segment	$37.2	$26.0	$71.2	$52.0
Land segment	16.2	16.5	50.1	46.2
Marine segment	11.0	13.6	22.5	39.8
	64.4	56.1	143.8	138.0
Corporate overhead - unallocated	18.8	14.5	37.2	28.7
	$45.6	$41.6	$106.6	$109.2

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	June 30,	December 31,
	2016	2015
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $5.8 and $6.1 as of June 30, 2016 and December 31, 2015, respectively	$643.1	$571.6
Land segment, net of allowance for bad debt of $7.6 and $7.2 as of June 30, 2016 and December 31, 2015, respectively	698.5	629.8
Marine segment, net of allowance for bad debt of $10.4 and $10.6 as of June 30, 2016 and December 31, 2015, respectively	689.1	611.2
	$2,030.7	$1,812.6

Total assets:
Aviation segment	$1,685.8	$1,546.4
Land segment	1,701.5	1,651.5
Marine segment	1,199.0	1,141.5
Corporate	162.2	185.9
	$4,748.5	$4,525.3

13.Subsequent Events

On July 1, 2016, we completed the acquisitions of PAPCO, Inc. (“PAPCO”) and Associated Petroleum Products, Inc. (“APP”).  PAPCO services retail, commercial and industrial customers with fuel, price-risk management products, and fleet card solutions throughout the Mid-Atlantic region of the United States. APP provides fuel and related services to agricultural, automotive, construction, and commercial and industrial customers in the Pacific Northwest. As the acquisitions of PAPCO and APP were completed in July 2016, the allocation of the purchase price is not yet available.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2015 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in “Item 1A — Risk Factors” of our 2015 10-K Report, as updated in this 10-Q Report.

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the marine and aviation markets, cost reduction initiatives, the timing, cost and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, the timing for closing the acquisition of assets from ExxonMobil affiliates and funding of the purchase price, as well as expectations regarding our government business, our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions.  These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the company’s Securities and Exchange Commission filings, including the company’s Annual Report on Form 10-K filed with the SEC on February 16, 2016.   Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to obtain required consents and satisfy closing conditions in acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with United Kingdom referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2015 10-K Report and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 10-Q Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-

looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this 10-Q Report will be deemed to modify or supersede such forward-looking statements.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.

Recent Developments

Acquisitions

On July 1, 2016, we completed the acquisitions of PAPCO, Inc. (“PAPCO”) and Associated Petroleum Products, Inc. (“APP”).  PAPCO services retail, commercial and industrial customers with fuel, price-risk management products, and fleet card solutions throughout the Mid-Atlantic region of the United States. APP provides fuel and related services to agricultural, automotive, construction, and commercial and industrial customers in the Pacific Northwest.

United Kingdom Referendum Vote

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as "Brexit". As a result, global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, unknown social and geopolitical impacts, which may adversely affect our business, results of operations and financial condition.

Business Outlook

Declines in commodity and global energy prices, together with slowing economic growth in emerging markets, continue to adversely impact the global shipping and offshore oil exploration markets, affecting our marine segment.  These macroeconomic trends present both opportunities and risks for our business.  Sustained low fuel prices as compared to previous years, and limited volatility result in decreased per unit margins, demand for our price risk management products, and lower sales to the offshore specialty market due to the significant reduction in offshore exploration activity.  We expect that adverse conditions in the shipping markets will continue over the second half of 2016. Further, we have identified certain cost reduction activities that are designed to further right-size and drive efficiencies across the Company.

Conversely, the low fuel price environment continues to benefit the commercial aviation industry allowing commercial airlines to improve profitability and strengthen their balance sheets.  We believe our aviation segment is well positioned to capitalize on the expected increase in passenger growth and route expansion, due in part to our expanded supply capabilities in key airports both in the U.S. and internationally.  Lower fuel prices have also reduced the working capital cost required to support our aviation segment, thereby improving returns and making such capital available for investment in other areas of our business.  A portion of our aviation business consists of providing fuel and related products and services to military fleets and to the U.S. and foreign governments.  While we still expect military-related activity to decline over time, the related contribution to aviation profitability in 2016 may be similar or slightly better than the levels we experienced in 2015.  Demand for these products and services is driven by global events and can thus vary significantly from period to period.

We may also experience decreases in future sales volumes and margins as a result of further deterioration in the world economy, declines in the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation. In addition, because fuel costs represent a significant part of our customers’ operating expenses, volatile and/or high fuel prices can adversely affect our customers’ businesses, and, consequently, the demand for our services and our results of operations. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty and may cause our customers to closely monitor their costs and reduce their spending budget on our products and services, which in turn, may adversely affect our business. Finally, our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk. See “Item 1A – Risk Factors” of our 2015 10‑K Report, as updated in this 10-Q Report.

Reportable Segments

We operate in three reportable segments consisting of aviation, land and marine. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the United States (“U.S.”) and foreign governments as well as intergovernmental organizations.  In our land segment, we offer fuel, crude oil, lubricants, power solutions through our global energy management service offerings, natural gas and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.

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

Selected financial information with respect to our business segments is provided in Note 12 to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue.  Our revenue for the second quarter of 2016 was $6.6 billion, a decrease of $1.9 billion, or 21.9%, as compared to the second quarter of 2015.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$2,621.6	$3,185.3	$(563.7)
Land segment	2,171.0	2,505.7	(334.7)
Marine segment	1,840.4	2,805.4	(965.0)
	$6,633.0	$8,496.4	$(1,863.4)

Revenues in our aviation segment were $2.6 billion for the second quarter of 2016, a decrease of $0.6 billion, or 17.7%, as compared to the second quarter of 2015.  The decline in aviation revenues was driven by lower average jet fuel prices per gallon sold in the second quarter of 2016, where the average price per gallon sold was $1.52, as compared to $2.03 in the second quarter of 2015.  The overall decline attributable to jet fuel prices was partially offset by $0.3 billion, related to an increase in volume to existing customers, where volumes for the second quarter of 2016 were 1.7 billion gallons, an increase of 9.6%, as compared to the comparable prior year period.

Revenues in our land segment were $2.2 billion for the second quarter of 2016, a decrease of $0.3 billion, or 13.4%, as compared to the second quarter of 2015.  The decline in land revenues primarily resulted from a lower average fuel price per gallon sold in the second quarter of 2016, as compared to the second quarter of 2015, as volumes in our land segment increased by 6.0% to 1.2 billion gallons for the second quarters of 2016, as compared to the 2015 period.

Revenues in our marine segment were $1.8 billion for the second quarter of 2016, a decrease of $1.0 billion, or 34.4%, as compared to the second quarter of 2015.  The decrease was driven primarily by a 33% decline in the average price per metric ton sold, to $224.1 in the second quarter of 2016 as compared to $334.2 in the second quarter of 2015. Volumes in our marine segment declined 2.2% to 8.2 million metric tons for the second quarter of 2016, as compared to the 2015 period.

Gross Profit.  Our gross profit for the second quarter of 2016 was $218.5 million, an increase of $28.1 million, or 14.8%, as compared to the second quarter of 2015.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$98.6	$85.0	$13.6
Land segment	80.2	63.6	16.6
Marine segment	39.7	41.8	(2.1)
	$218.5	$190.4	$28.1

Our aviation segment gross profit for the second quarter of 2016 was $98.6 million, an increase of $13.6 million, or 16.0%, as compared to the second quarter of 2015. The increase in aviation gross profit was primarily due to increases in both the core resale business in North America and Europe, and our U.S. and foreign military-related activity.

Our land segment gross profit for the second quarter of 2016 was $80.2 million, an increase of $16.6 million, or 26.1%, as compared to the second quarter of 2015.  While average fuel prices per gallon sold decreased, our land segment generated an increase in gross profit that was driven by recently acquired businesses, including our global energy management services business, that were not included in our prior year results. The land segment was also impacted by increased profits from the North America retail, wholesale and commercial and industrial businesses.  Increases in our land segment were partially offset by lower demand in the agricultural sector, due in large part to the extreme wet weather in the United Kingdom, as well as weakness with construction-related customers.

Our marine segment gross profit for the second quarter of 2016 was $39.7 million, a decrease of $2.1 million, or 5.0%, as compared to the second quarter of 2015.  The decline in marine segment gross profits was impacted by continued market contraction, which has resulted in a considerably lower fuel price environment, a weakened offshore market and lower price volatility—leading to decreased demand for price risk management offerings, which has collectively resulted in lower overall unit margins. We expect gross profit in the marine segment to benefit from seasonal activity during the quarter ending September 30, 2016, which may result in improved results for the segment, as compared to the current period.

Operating Expenses. Total operating expenses for the second quarter of 2016 were $173.0 million, an increase of $24.2 million, or 16.3%, as compared to the second quarter of 2015.  The total increase in operating expenses was primarily associated with acquired businesses primarily within our Land segment, related professional fees and other growth-related initiatives. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	June 30,
	2016	2015	$ Change

Compensation and employee benefits	$103.7	$87.5	$16.2
Provision for bad debt	2.5	2.3	0.2
General and administrative	66.8	59.0	7.8
	$173.0	$148.8	$24.2

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$37.2	$26.0	$11.2
Land segment	16.2	16.5	(0.3)
Marine segment	11.0	13.6	(2.6)
	64.4	56.1	8.3
Corporate overhead - unallocated	18.8	14.5	4.3
	$45.6	$41.6	$4.0

Our income from operations for the second quarter of 2016 was $45.6 million, an increase of $4.0 million, or 9.6%, as compared to the second quarter of 2015.  The increase was attributable to our aviation segment, which benefited from increased volume in the core resale business in North America and Europe, and our U.S. and foreign military-related activity. The aviation segment increase was partially offset by lower gross profit per metric ton sold in our marine segment.

Corporate overhead costs not charged to the business segments for the second quarter of 2016 were $18.8 million, an increase of $4.3 million, or 29.7%, as compared to the second quarter of 2015.  This increase was principally driven by additional costs related to acquired businesses.

Non-Operating Expenses, net.  For the second quarter of 2016, we had non-operating expenses, net of $8.7 million, a slight increase of $0.7 million as compared to the second quarter of 2015.

Income Taxes. For the second quarter of 2016, our effective income tax rate was 19.4% and our income tax provision was $7.1 million, as compared to an effective income tax rate of 13.7% and an income tax provision of $4.6 million for the second quarter of 2015. Our provision for income taxes for the second quarter of 2016 was adjusted for an income tax expense of $2.4 million net for discrete items related to changes in estimates in uncertain tax positions. Without the $2.4 million adjustment, the three month period ended June 30, 2016 effective tax rate would have been 12.8%.

Net Loss Attributable to Noncontrolling Interest. For the second quarter of 2016, net loss attributable to noncontrolling interest was $0.2 million, a decrease of $1.3 million as compared to the second quarter 2015.

Net Income and Diluted Earnings per Common Share. Our net income for the second quarter of 2016 was $30.0 million, a decrease of $0.5 million, or 1.6%, as compared to the second quarter of 2015. Diluted earnings per common share was $0.43 per common share for the second quarter of 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue. Our revenue for the first six months of 2016 was $11.8 billion, a decrease of $4.0 billion, or 25.3%, as compared to the first six months of 2015. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$4,841.0	$6,082.3	$(1,241.3)
Land segment	3,866.0	4,628.7	(762.7)
Marine Segment	3,116.9	5,126.1	(2,009.2)
	$11,823.9	$15,837.1	$(4,013.2)

Revenues in our aviation segment were $4.8 billion for the first six months of 2016, a decrease of $1.2 billion, or 20.4%, as compared to the first six months of 2015.  The decline in aviation revenues was driven by lower average jet fuel prices per gallon sold in the first six months of 2016, where the average price per gallon sold was $1.45, as compared to $ 2.01 in 2015.  The overall decline attributable to jet fuel prices was partially offset by $0.7 billion, related to an increased volume to existing customers, where volumes for the first six months of 2016 were 3.4 billion gallons, an increase of 10.8%, as compared to the comparable prior year period.

Revenues in our land segment were $3.9 billion for the first six months of 2016, a decrease of $0.8 billion, or 16.5%, as compared to the first six months of 2015.  The decline in land revenues primarily resulted from a lower average fuel price per gallon sold during the first six months of 2016, as compared to the first six months of 2015.  The overall decline was partially offset by an increase in volumes from new and existing customers, where volumes for the first six months of 2016 was 2.5 billion gallons, an increase of 7.2%, as compared to the first six months of 2015.

Revenues in our marine segment were $3.1 billion for the first six months of 2016, a decrease of $2.0 billion, or 39.2%, as compared to the first six months of 2015.  The decrease was driven primarily by a 39% decline in the average price per metric ton sold, to $196.3 in the first six months of 2016 as compared to $319.3 in the first six months of 2015.  Volumes in our marine segment for the first six months of 2016 were 15.9 million metric tons and decreased slightly by 1.1%, as compared to the first six months of 2015.

Gross Profit.  Our gross profit for the first six months of 2016 was $440.0 million, an increase of $36.0 million, or 8.9%, as compared to the first six months of 2015.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$187.3	$166.1	$21.2
Land segment	173.9	142.2	31.7
Marine Segment	78.8	95.7	(16.9)
	$440.0	$404.0	$36.0

Our aviation segment gross profit for the first six months of 2016 was $187.3 million, an increase of $21.2 million, or 12.8%, as compared to the first six months of 2015. The increase in aviation gross profit was due to increased volume attributable to both the core resale business in North America and Europe, and our U.S. and foreign military-related activity.

Our land segment gross profit for the first six months of 2016 was $173.9 million, an increase of $31.7 million, or 22.3%, as compared to the first six months of 2015.  While average fuel prices per gallon sold decreased, our land segment generated an increase in gross profit that was driven by recently acquired businesses, including our global energy management services business, that were not included in our prior year results. The land segment was also impacted by increased profits from the North American retail, wholesale and commercial and industrial businesses, offset in part by the impact of weather conditions on our reselling activities in the United Kingdom.

Our marine segment gross profit for the first six months of 2016 was $78.8 million, a decrease of $16.9 million, or 17.7%, as compared to the first six months of 2015.  The decrease in marine segment gross profit continued to be impacted by the low fuel price environment, a weakened offshore market and lower price volatility, which resulted in decreased demand for the price risk management products we offer, leading to lower overall unit margins.

Operating Expenses. Total operating expenses for the second quarter of 2016 were $333.4 million, an increase of $38.6 million, or 13.1%, as compared to the second quarter of 2015.  The total increase in operating expenses was primarily associated with acquired businesses, related professional fees and other growth-related initiatives. The following table sets forth our expense categories (in millions):

	For the Six Months ended
	June 30,
	2016	2015	$ Change

Compensation and employee benefits	$199.6	176.2	$23.4
Provision for bad debt	3.9	3.6	0.3
General and administrative	129.9	115.0	14.9
	$333.4	$294.8	$38.6

Of the $23.4 million increase in compensation and employee benefits, $12.2 million was due to compensation for new hires to support our growing global business and $11.2 million was due to expenses related to acquired businesses. Of the $14.9 million increase in general and administrative expenses, $8.6  million was due to expenses related to acquired businesses and $6.3 million was due to increased general and administrative expenses to support our growing global business.

Income from Operations.  Our income from operations, excluding unallocated corporate overhead, for the first six months of 2016 was $143.8 million, an increase of $5.8 million, or 4.2%, as compared to the first six months of 2015.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months ended
	June 30,
	2016	2015	$ Change

Aviation segment	$71.2	$52.0	$19.2
Land segment	50.1	46.2	3.9
Marine Segment	22.5	39.8	(17.3)
	143.8	138.0	5.8
Corporate overhead - unallocated	37.2	28.8	8.4
	$106.6	$109.2	$(2.6)

Our income from operations, including allocated corporate overhead, for the first six months of 2016 was $106.6 million, a decrease of $2.6 million, or 2.4%, as compared to the second quarter of 2015.  The decline was primarily experienced in our marine segment, where income from operations for the first six months of 2016 was $22.5 million, a decrease of $17.3 million, or 43.5%, as compared to the first six months of 2015.  The decrease in the marine segment was impacted by the low fuel price environment, a weakened offshore market and lower price volatility, which resulted in decreased demand for the price risk management products we offer, leading to lower overall unit margins in the first six months of 2016 as compared to the first six months of 2015.  The decline in our marine segment was offset by increases in our aviation segment and, to a lesser extent our land segment. Our aviation segment benefited from increased volume attributable to both the core resale business and our U.S. and foreign military-related activity.

Corporate overhead costs not charged to the business segments for the first six months of 2016 were $37.2 million, an increase of $8.4 million, or 29.2%, as compared to the first six months of 2015 principally due to increased compensation expenses to support our growing global business.

Non-Operating Expenses, net. We had non-operating expenses, net of $15.0 million, for the first six months of 2016 and 2015, respectively.

Income Taxes.  For the first six months of 2016, our effective income tax rate was 11.2% and our income tax provision was $10.3 million, as compared to an effective income tax rate of 16.9% and an income tax provision of $15.9 million for the first six months of 2015.  Our provision for income taxes for the six months ended June 30, 2016 was adjusted for an income tax benefit of $1.6 million, net for discrete items related to changes in estimates in uncertain tax positions. Without the $1.6 million adjustment, the six month period ended June 30, 2016 effective income tax rate would have been 13.0%. The lower effective income tax rate for the first six months of 2016 resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates as compared to the first six months of 2015.

Net Loss Attributable to Noncontrolling Interest.  For the first six months of 2016, net loss attributable to noncontrolling interest was $0.3 million, a decrease of $2.3 million as compared to the first six months of 2015.

Net Income and Diluted Earnings per Common Share.  Our net income for the first six months of 2016 was $81.6 million, an increase of $0.7 million, or 1.0%, as compared to the first six months of 2015. Diluted earnings per common share for the first six months of 2016 was $1.17 per common share, an increase of $0.05 per common share, or 4.4%, as compared to the first six months of 2015.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2016 and 2015 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Six Months ended
	June 30,
	2016	2015
Net cash provided by operating activities	$201.0	$177.8
Net cash (used in) investing activities	(36.8)	(24.0)
Net cash (used in) provided by financing activities	(10.6)	34.7

Operating Activities.   For the six months ended June 30, 2016, net cash provided by operating activities was $201.0 million as compared to $177.8 million for the first six months of 2015.  The $23.2 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.  For the first six months of 2016 changes in accounts payable balance provided cash of $190.0 million for the first six months of 2016, as compared to $50.8 million for the first six months of 2015, driven principally by increased sales volumes and the impact of rising average fuel prices during the first six months of 2016.  Additionally, changes in inventories and short-term derivative assets were impacted by the low price fuel environment, coupled with limited volatility, resulting in combined net cash provided of $16.1 million.  Offsetting these increase were changes in our accounts receivables balances which had a cash use of $230.1 million, as compared to $50.1 million in the first six months of 2015, principally due to increased sales volumes and the impact of rising average fuel prices during the first six months of 2016.

Investing Activities. For the six months ended June 30, 2016, net cash used in investing activities was $36.8 million as compared to $24.0 million for the first six months of 2015. Of the $12.8 million increase in cash used in investing activities, $43.2 million was principally due to increased acquisition-related activity, whereas in the first three months of 2016 we completed three acquisitions in our land segment, which was partially offset by proceeds of $29.3 million from the sale of the Pester retail business.

Financing Activities.   For the six months ended June 30, 2016, net cash used in financing activities was $10.6 million as compared to $34.7 million of cash provided by financing activities for the first six months of 2015. The $45.3 million change was principally due to $60.3 million in lower net borrowings under our credit facility in the first six months of 2016 as compared to the first six months of 2015 partially offset by an $11.6 million decrease in cash used for common stock repurchases in the first six months of 2016 as compared to the first six months of 2015.

Other Liquidity Measures

Cash and Cash Equivalents.  As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $737.2 million and $582.5 million, respectively. Our primary use of cash and cash equivalents are to fund strategic investments, primarily acquisitions and purchase inventory. We are usually extended unsecured trade credit from our suppliers for our fuel purchases; however, certain suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.

We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the early planning phase and the cost incurred during the first six months of 2016 was not considered significant.  We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

Credit Facility and Term Loans. We have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $150.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2018. We had outstanding borrowings under our Credit Facility totaling $444.5 million and $416.0 million as of June 30, 2016 and December 31, 2015, respectively. Our issued letters of credit under the Credit Facility totaled $5.1 million and $5.5 million as of

June 30, 2016 and December 31, 2015, respectively.  We also had $326.4 million and $333.2 million in Term Loans outstanding as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015, the unused portion of our Credit Facility was $809.1 million and $838.5 million, respectively.

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2016, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2016 and December 31, 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $160.8 million and $208.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $499.0 million of our accounts receivable. As of June 30, 2016, we had sold accounts receivable of $170.3 million under the RPAs.

Short-Term Debt. As of June 30, 2016, our short-term debt of $28.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of June 30, 2016 (of which $111.4 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Acquisitions. In July 2016, we completed the acquisitions of PAPCO, Inc. (“PAPCO”), which services retail, commercial and industrial customers with fuel, price-risk management products, and fleet card solutions throughout the Mid-Atlantic region of the United States and Associated Petroleum Products, Inc. (“APP”), which provides fuel and related services to agricultural, automotive, construction, and commercial and industrial customers in the Pacific Northwest. In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at 83 airports in Canada, the United Kingdom, Germany, Italy, France, Australia and New Zealand. The total purchase price is approximately $260.0 million and is expected to be fully funded with cash on hand. The transaction will close in phases, with the majority of locations expected to close during the second half of 2016. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents and therefore there can be no assurance that we will be successful in closing the acquisition.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2015 to June 30, 2016.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2015 10-K Report.

Contractual Obligations

`Derivative Obligations.  As of June 30, 2016, our net derivative obligations were $43.5 million, principally due within one year.

Purchase Commitment Obligations.  As of June 30, 2016, fixed purchase commitments under our derivative programs amounted to $92.1 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of June 30, 2016, we had issued letters of credit and bank guarantees totaling $165.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements

Information regarding recently adopted accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Recently Issued Accounting Standards

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

For information about our derivative instruments, at their respective fair value positions as of June 30, 2016, see Notes to the Consolidated Financial Statements – Note 4. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2015. Please refer to our 2015 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2016.

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

Part II — Other Information

Item 1.Legal Proceedings.

On July 20, 2016, the Company was informed that the U.S. Department of Justice (the "DOJ") is conducting an investigation into the aviation fuel supply industry, including certain activities of the Company and other industry participants at an airport in Central America.  In connection therewith, the Company was served with formal requests by the DOJ about its activities at that airport and its aviation fuel supply business more broadly.  The Company is cooperating with the investigation.

Item 1A. Risk Factors

We have updated our existing risk factor on foreign exchange rates disclosed in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2016 to include information associated with the current events in the United Kingdom.

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

As a result of the June 23, 2016 referendum in which British voters approved an exit from the European Union (“E.U.”), commonly referred to as "Brexit", global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, unknown social and geopolitical impacts, and may cause our customers to closely monitor their costs and reduce their spending budget on our products and services, which in turn, may adversely affect our business, results of operations and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2016 (in thousands, except average price per share):

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid Per Share	or Programs	Programs (2)
4/1/2016 - 4/30/2016	—	$—	—	$59,524
5/1/2016 - 5/31/2016	384	45.12	333	44,472
6/1/2016 - 6/30/2016	73	46.07	73	41,088
Total	458	$45.37	407	$41,088

(1)

These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)

In June 2015, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of June 30, 2016, $41.1 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101

The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2016	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer