Form 10-Q
period 2016-09-30
WORLD FUEL SERVICES CORP
filed 2016-10-28
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The registrant had a total of 70,462,000 shares of common stock, par value $0.01 per share, issued and outstanding as of October 20, 2016.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$872.3	$582.5
Accounts receivable, net	2,062.6	1,812.6
Inventories	484.5	359.1
Prepaid expenses	57.6	57.9
Short-term derivative assets, net	34.4	220.4
Other current assets	241.2	208.0
Current assets held for sale	—	5.5
Total current assets	3,752.5	3,246.0
Property and equipment, net	260.3	225.6
Goodwill	720.0	675.8
Identifiable intangible and other non-current assets	419.7	341.4
Non-current assets held for sale	—	36.5
Total assets	$5,152.5	$4,525.3
Liabilities:
Current liabilities:
Short-term debt	$28.8	$25.5
Accounts payable	1,558.6	1,349.6
Customer deposits	106.5	118.3
Accrued expenses and other current liabilities	254.3	255.2
Current liabilities held for sale	—	5.6
Total current liabilities	1,948.2	1,754.2

Long-term debt	1,110.1	746.7
Non-current income tax liabilities, net	86.0	87.7
Other long-term liabilities	31.4	25.8
Non-current liabilities held for sale	—	5.0
Total liabilities	3,175.7	2,619.4
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100 shares authorized, 70.4 and 70.8 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	418.0	435.3
Retained earnings	1,681.2	1,569.4
Accumulated other comprehensive loss	(138.3)	(109.5)
Total World Fuel shareholders' equity	1,961.6	1,895.9
Noncontrolling interest equity	15.2	10.0
Total equity	1,976.8	1,905.9
Total liabilities and equity	$5,152.5	$4,525.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$7,399.8	$7,810.7	$19,223.6	$23,647.8
Cost of revenue	7,163.1	7,584.0	18,546.9	23,017.1
Gross profit	236.7	226.7	676.7	630.7
Operating expenses:
Compensation and employee benefits	106.6	94.2	306.2	270.3
Provision for bad debt	1.5	1.6	5.4	5.2
General and administrative	70.3	64.5	200.2	179.6
	178.4	160.3	511.9	455.1
Income from operations	58.2	66.4	164.8	175.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(10.3)	(7.9)	(26.0)	(21.5)
Other income, net	0.5	1.9	1.2	0.5
	(9.8)	(6.0)	(24.8)	(21.0)
Income before income taxes	48.4	60.4	140.1	154.6
Provision for income taxes	5.4	17.7	15.7	33.6
Net income including noncontrolling interest	43.0	42.7	124.4	121.0
Net income (loss) attributable to noncontrolling interest	0.3	(1.0)	0.1	(3.5)
Net income attributable to World Fuel	$42.7	$43.7	$124.3	$124.5

Basic earnings per common share	$0.62	$0.62	$1.79	$1.77

Basic weighted average common shares	69.1	70.0	69.4	70.5

Diluted earnings per common share	$0.61	$0.62	$1.78	$1.75

Diluted weighted average common shares	69.5	70.3	69.9	71.0

Comprehensive income:
Net income including noncontrolling interest	$43.0	$42.7	$124.4	$121.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.6)	(27.4)	(27.9)	(38.0)
Derivative instruments, net of income tax benefit of $4.8 and $1.7 for the three and nine months ended September 30, 2016, respectively	(7.7)	(1.1)	(2.8)	(1.1)
Other comprehensive (loss)	(22.4)	(28.5)	(30.7)	(39.1)
Comprehensive income including noncontrolling interest	20.7	14.2	93.7	81.9
Comprehensive income (loss) attributable to noncontrolling interest	1.4	(1.2)	1.9	(1.2)
Comprehensive income attributable to World Fuel	$19.3	$15.4	$91.9	$83.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
		Shares	Amount						Total Equity
	Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
	Net income	—	—	—	124.3	—	124.3	0.1	124.4
	Cash dividends declared	—	—	—	(12.5)	—	(12.5)	—	(12.5)
	Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
	Amortization of share-based payment awards	—	—	14.5	—	—	14.5	—	14.5
	Issuance of common stock related to share-based payment awards including income tax benefit of $1.6 million	0.1	—	1.6	—	—	1.6	—	1.6
	Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.2)	—	—	(4.2)	—	(4.2)
	Purchases of common stock	(0.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
(a)	Acquisition of remaining 49% equity interest	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
	Other comprehensive (loss) income	—	—	—	—	(28.9)	(28.9)	(1.8)	(30.7)
	Balance as of September 30, 2016	70.4	$0.7	$418.0	$1,681.2	$(138.3)	$1,961.6	$15.2	$1,976.8
(a)     Relates to Tobras. See Note 3. Acquisitions, Asset and Liabilities Held for Sale.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,412.0	$(59.2)	$1,849.9	$9.5	$1,859.4
Net income	—	—	—	124.5	—	124.5	(3.6)	121.0
Cash dividends declared	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Investment by noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Amortization of share-based payment awards	—	—	13.0	—	—	13.0	—	13.0
Issuance of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(6.8)	—	—	(6.8)	—	(6.8)
Purchases of common stock	(1.6)	—	(70.5)	—	—	(70.5)	—	(70.5)
Other comprehensive (loss) income	—	—	—	—	(43.8)	(43.8)	4.6	(39.1)
Other	—	—	(0.1)	—	—	(0.1)	0.1	—
Balance as of September 30, 2015	70.8	$0.7	$431.9	$1,523.9	$(103.0)	$1,853.5	$10.9	$1,864.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income including noncontrolling interest	$124.4	$121.0
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	58.4	47.0
Provision for bad debt	5.4	5.2
Gain on sale of held for sale assets and liabilities	(3.8)	—
Share-based payment award compensation costs	14.5	13.2
Deferred income tax provision (benefit)	(14.5)	6.9
Extinguishment of liabilities, net	(5.2)	(6.9)
Foreign currency losses, net	(18.3)	4.0
Other	2.6	2.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(212.3)	261.9
Inventories	(89.3)	22.6
Prepaid expenses	(0.2)	(9.9)
Short-term derivative assets, net	192.5	119.0
Other current assets	(30.4)	(115.6)
Cash collateral with financial counterparties	128.8	93.9
Other non-current assets	13.6	3.2
Accounts payable	213.2	(213.4)
Customer deposits	(10.5)	(14.5)
Accrued expenses and other current liabilities	(144.5)	(19.2)
Non-current income tax, net and other long-term liabilities	(4.0)	4.7
Total adjustments	95.9	204.3
Net cash provided by operating activities	220.3	325.2
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(266.4)	(82.0)
Proceeds from sale of business	29.3	—
Capital expenditures	(28.9)	(36.4)
Other investing activities, net	6.9	4.4
Net cash (used in) investing activities	(259.2)	(114.0)
Cash flows from financing activities:
Borrowings of debt	2,810.6	4,169.0
Repayments of debt	(2,451.1)	(3,977.6)
Payments of senior revolving credit facility and senior term loan facility loan costs	—	(3.4)
Dividends paid on common stock	(12.5)	(11.1)
Purchases of common stock	(18.4)	(70.5)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1.6	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4.2)	(6.8)
Other financing activities, net	(0.2)	0.2
Net cash provided by financing activities	325.7	99.9
Effect of exchange rate changes on cash and cash equivalents	3.0	(3.8)
Net increase in cash and cash equivalents	289.9	307.3
Cash and cash equivalents, as of beginning of period	582.5	302.3
Cash and cash equivalents, as of end of period	$872.3	$609.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.2 million as of September 30, 2016 and $4.2 million as of September 30, 2015.

Prior to the acquisition of the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada (“Tobras”) from the minority owners, the Company completed a $17.7 million non-cash settlement related to two promissory notes outstanding between the Company and Tobras which were offset and settled.

The proceeds from the sale of fixed assets for the nine months ended September 30, 2015 were in connection with a sale-leaseback arrangement.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Assets acquired, net of cash	$321.6	$100.1

Liabilities assumed	$59.2	$22.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

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

Going Concern: In August 2014, the FASB issued an ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.

Compensation - Stock Compensation: Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period. In June 2014, the FASB issued an ASU which includes guidance that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

2. Correction of Previously Issued Financial Information

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was not material to its previously issued annual and interim financial statements. The cumulative amounts of the corrections were approximately $20.0 million, of which approximately $12.5 million was attributable to the year ended December 31, 2015. The cumulative amount of the prior period adjustments would have been material to our Statement of Income and Comprehensive Income for the quarter ended June 30, 2016, had we made the correction in that period. Accordingly, we have revised our previously issued financial statements prospectively to correct these errors.

The corrections associated with the provision for income taxes line items as well as other immaterial adjustments are reflected in this 10-Q Report for all periods presented and those corrections will be reflected in our future fillings.

The following table presents the effect of the correction on the previously reported consolidated balance sheet as of December 31, 2015 and the statements of income and comprehensive income for the three and nine months ended September 30, 2015:

Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of December 31, 2015
	As Reported	Adjustment	Revised
Assets:
Current assets:
Cash and cash equivalents	$582.5	—	$582.5
Accounts receivable, net	1,812.6	—	1,812.6
Inventories	359.1	—	359.1
Prepaid expenses	57.9	—	57.9
Short-term derivative assets, net	227.2	(6.8)	220.4
Other current assets	209.8	(1.8)	208.0
Current assets held for sale	5.5	—	5.5
Total current assets	3,254.6	(8.6)	3,246.0

Property and equipment, net	225.6	—	225.6
Goodwill	675.8	—	675.8
Identifiable intangible and other non-current assets	356.9	(15.5)	341.4
Non-current assets held for sale	36.5	—	36.5
Total assets	$4,549.4	(24.1)	$4,525.3

Liabilities:
Current liabilities:
Short-term debt	$25.5	—	$25.5
Accounts payable	1,349.6	—	1,349.6
Customer deposits	118.3	—	118.3
Accrued expenses and other current liabilities	263.8	(8.6)	255.2
Current liabilities held for sale	5.6	—	5.6
Total current liabilities	1,762.8	(8.6)	1,754.2

Long-term debt	746.7	—	746.7
Non-current income tax liabilities, net	87.7	—	87.7
Other long-term liabilities	25.8	—	25.8
Non-current liabilities held for sale	5.0	—	5.0
Total liabilities	$2,628.0	(8.6)	$2,619.4

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—	—
Common stock, $0.01 par value; 100 shares authorized, 70.8 issued and outstanding as of December 31, 2015	0.7	—	0.7
Capital in excess of par value	435.3	—	435.3
Retained earnings	1,588.6	(19.2)	1,569.4
Accumulated other comprehensive loss	(113.2)	3.7	(109.5)
Total World Fuel shareholders' equity	1,911.4	(15.5)	1,895.9
Noncontrolling interest equity	10.0	—	10.0
Total equity	1,921.4	(15.5)	1,905.9
Total liabilities and equity	$4,549.4	(24.1)	$4,525.3

Consolidated Statement of Income and Comprehensive Income
(Unaudited - In millions, except per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenue	$7,810.7	—	$7,810.7	$23,647.8	—	$23,647.8
Cost of revenue	7,584.0	—	7,584.0	23,015.2	1.9	23,017.1
Gross profit	226.7	—	226.7	632.6	(1.9)	630.7
Operating expenses:
Compensation and employee benefits	94.2	—	94.2	270.5	(0.2)	270.3
Provision for bad debt	1.6	—	1.6	5.2	—	5.2
General and administrative	64.5	—	64.5	177.6	2.0	179.6
	160.3	—	160.3	453.3	1.8	455.1
Income from operations	66.4	—	66.4	179.3	(3.7)	175.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(7.9)	—	(7.9)	(21.5)	—	(21.5)
Other income, net	1.9	—	1.9	0.5	—	0.5
	(6.0)	—	(6.0)	(21.0)	—	(21.0)
Income before income taxes	60.4	—	60.4	158.3	(3.7)	154.6
Provision for income taxes	11.8	5.9	17.7	26.8	6.8	33.6
Net income including noncontrolling interest	48.6	(5.9)	42.7	131.5	(10.5)	121.0
Net (loss) attributable to noncontrolling interest	(1.0)	—	(1.0)	(3.6)	0.1	(3.5)
Net income attributable to World Fuel	$49.6	(5.9)	$43.7	$135.1	(10.6)	$124.5

Basic earnings per common share	$0.71	(0.09)	$0.62	$1.92	(0.15)	$1.77

Basic weighted average common shares	70.0	—	70.0	70.5	—	70.5

Diluted earnings per common share	$0.71	(0.09)	$0.62	$1.90	(0.15)	$1.75

Diluted weighted average common shares	70.3	—	70.3	71.0	—	71.0

Comprehensive income:
Net income including noncontrolling interest	$48.6	(5.9)	$42.7	$131.5	(10.5)	$121.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(31.0)	3.6	(27.4)	(42.8)	4.8	(38.0)
Derivative instruments, net of income tax benefit of $0.7 for the three and nine months ended September 30, 2015, respectively	(1.1)	—	(1.1)	(1.1)	—	(1.1)
	(32.1)	3.6	(28.5)	(43.9)	4.8	(39.1)
Comprehensive income including noncontrolling interest	16.5	(2.3)	14.2	87.6	(5.7)	81.9
Comprehensive income (loss) attributable to noncontrolling interest	1.1	(2.3)	(1.2)	1.0	(2.2)	(1.2)
Comprehensive income attributable to World Fuel	$15.4	—	$15.4	$86.6	(3.5)	$83.1

3. Acquisitions, Assets and Liabilities Held for Sale

2016 Acquisitions

On July 1, 2016, we completed the acquisition of all of the outstanding capital stock of PAPCO, Inc. (“PAPCO”) and Associated Petroleum Products, Inc (“APP”). PAPCO, headquartered in Virginia Beach, VA and APP, headquartered in Tacoma, WA are leading distributors of gasoline, diesel, lubricants, propane and related services in the Mid-Atlantic and the Pacific Northwest region of the United States, respectively. These acquisitions combined with the Company’s existing land segment operations, will serve to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the United States.

In addition to the above acquisitions, we completed five acquisitions in our land segment in the first nine months of 2016 which were not significant individually or in the aggregate.

The following table summarizes the aggregate consideration paid for all 2016 acquisitions and the provisional amounts of the assets acquired and liabilities assumed recognized at the acquisition date. The Company is in the process of finalizing the valuations of certain acquired assets and assumed liabilities; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date.

Total
Cash paid for acquisition of businesses	$247.9
Amounts due to sellers	14.5
Estimated purchase price	$262.4

Assets acquired:
Accounts and notes receivable	$60.4
Inventories	33.7
Property and equipment	44.2
Goodwill and identifiable intangible assets	172.0
Other current and long-term assets	11.2

Liabilities assumed:
Accounts payable	(33.0)
Accrued expenses and other current liabilities	(25.9)
Long-term liabilities and deferred tax liabilities	(0.3)
Estimated purchase price	$262.4

All of the goodwill was assigned to the land segment and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations of PAPCO and APP with the operations of World Fuel Services' land segment. The identifiable intangible assets consists of customer relationships and other identifiable intangible assets.

The following presents the unaudited pro forma results for 2016 and 2015 as if 2016 acquisitions had been completed on January 1, 2015:

	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues	$7,399.8	$8,315.4	$19,797.6	$25,202.0
Net income attributable to World Fuel	42.7	49.2	133.2	142.3

Earnings per common share:
Basic earnings per common share	$0.62	$0.70	$1.92	$2.02
Diluted earnings per common share	$0.61	$0.70	$1.91	$2.00

The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the three and nine months ended September 30, 2016.

Tobras Distribuidora de Combustiveis Limitada (“Tobras”)
On June 23, 2016, we acquired the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada (“Tobras”) from the minority owners for an aggregate purchase price of approximately $3.7 million in cash (the “Tobras Acquisition”).  Prior to the Tobras Acquisition, we owned 51% of the outstanding shares of Tobras and exercised control, and as such, we consolidated Tobras in our financial statements. As a result of the acquisition of the remaining equity interest of Tobras, we recorded a $10.9 million adjustment to capital in excess of par value on our consolidated balance sheets, which consisted of $3.7 million of cash paid and $7.2 million of non-controlling interest equity.

ExxonMobil
In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at more than 80 airport locations in Canada, the United Kingdom, Germany, Italy, France, Australia and New Zealand. The total purchase price is approximately $260 million and is expected to be fully funded with cash on hand. The transaction will close in phases and we expect to complete the Canada, France and U.K. locations during the fourth quarter of 2016. The remaining locations are expected to be completed during the first half of 2017. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents.

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

The following presents the unaudited pro forma results for 2015 as if the 2015 acquisitions had been completed on January 1, 2015 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions, except per share data)	2015	2015
Revenues	$7,948.7	$24,071.1
Net income attributable to World Fuel	52.0	139.9

Earnings per common share:
Basic earnings per common share	$0.74	$1.98
Diluted earnings per common share	$0.74	$1.97

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

4. Derivatives

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

As of September 30, 2016, our derivative instruments, at their respective fair value positions were as follows (in millions, except weighted average fixed price and weighted average mark-to-market amount):

	Settlement				Weighted Average	Weighted Average Mark-to- Market	Fair Value
Hedge Strategy	Period	Derivative Instrument	Notional	Unit	Fixed Price	Amount	Amount

Fair Value Hedge	2016	Commodity contracts for inventory hedging	2.2	BBL	$58.523	$(3.491)	$(7.8)
							$(7.8)

Fair Value Hedge	2016	Commodity contracts for firm commitment hedging	0.3	BBL	$57.448	$7.489	$1.9
	2017	Commodity contracts for firm commitment hedging	0.5	BBL	59.095	7.346	3.6
							$5.5

Cash Flow Hedge	2016	Commodity contracts for inventory hedging	6.7	BBL	$52.523	$(0.480)	$(3.2)
	2017	Commodity contracts for inventory hedging	1.6	BBL	59.604	(6.731)	(11.0)
							$(14.3)

Non-Designated	2016	Commodity contracts (long)	33.4	BBL	$34.940	$(3.061)	$(102.3)
	2016	Commodity contracts (short)	33.7	BBL	34.464	2.726	92.0
	2017	Commodity contracts (long)	26.8	BBL	29.038	2.151	57.6
	2017	Commodity contracts (short)	23.0	BBL	33.297	(2.109)	(48.5)
	2018	Commodity contracts (long)	5.1	BBL	18.332	1.427	7.3
	2018	Commodity contracts (short)	4.3	BBL	19.216	(0.806)	(3.4)
	2019	Commodity contracts (long)	0.8	BBL	17.327	0.299	0.2
	2019	Commodity contracts (short)	0.6	BBL	25.329	0.614	0.4
	2020	Commodity contracts (long)	0.4	BBL	32.226	0.285	0.1
	2020	Commodity contracts (short)	0.5	BBL	28.724	0.909	0.4
	2021	Commodity contracts (long)	0.7	BBL	18.987	1.320	1.0
	2021	Commodity contracts (short)	0.8	BBL	17.155	(1.129)	(1.0)
	2022	Commodity contracts (long)	0.7	BBL	—	1.634	1.2
	2022	Commodity contracts (short)	0.8	BBL	18.006	(1.404)	(1.2)
	2023	Commodity contracts (long)	0.7	BBL	—	1.973	1.5
	2023	Commodity contracts (short)	0.8	BBL	18.916	(1.701)	(1.4)
	2016	Foreign currency contracts (long)	8.0	AED	3.676	—	—
	2016	Foreign currency contracts (long)	8.3	AUD	0.752	(0.024)	(0.2)
	2016	Foreign currency contracts (long)	0.3	BRL	3.308	(0.003)	—

2016	Foreign currency contracts (long)	76.4	CAD	1.304	0.002	0.2
2016	Foreign currency contracts (long)	0.8	CHF	0.970	(0.009)	—
2016	Foreign currency contracts (long)	3,098.0	CLP	665.565	—	(0.1)
2016	Foreign currency contracts (long)	60,727.0	COP	2,979.994	—	(0.3)
2016	Foreign currency contracts (long)	111.2	DKK	6.651	(0.001)	(0.1)
2016	Foreign currency contracts (long)	95.6	EUR	1.120	(0.006)	(0.6)
2016	Foreign currency contracts (long)	139.1	GBP	1.342	0.025	3.4
2016	Foreign currency contracts (long)	97.0	INR	68.091	(0.001)	(0.1)
2016	Foreign currency contracts (long)	402.7	JPY	102.369	—	—
2016	Foreign currency contracts (long)	6,050.0	KRW	1,099.520	—	—
2016	Foreign currency contracts (long)	2,975.6	MXN	18.876	—	(0.2)
2016	Foreign currency contracts (long)	117.8	NOK	8.297	(0.003)	(0.4)
2016	Foreign currency contracts (long)	4.7	NZD	0.723	(0.010)	—
2016	Foreign currency contracts (long)	24.8	PLN	3.875	(0.003)	(0.1)
2016	Foreign currency contracts (long)	13.7	RON	4.011	(0.004)	(0.1)
2016	Foreign currency contracts (long)	58.2	SEK	8.528	(0.001)	—
2016	Foreign currency contracts (long)	40.7	SGD	1.353	(0.001)	—
2016	Foreign currency contracts (long)	81.3	ZAR	14.720	0.002	0.2
2017	Foreign currency contracts (long)	4.7	EUR	1.148	(0.039)	(0.2)
2017	Foreign currency contracts (long)	23.4	GBP	1.425	0.143	3.3
2017	Foreign currency contracts (long)	25.2	SEK	8.301	0.007	0.2
2018	Foreign currency contracts (long)	1.7	EUR	1.105	(0.041)	(0.1)
2018	Foreign currency contracts (long)	1.4	GBP	1.361	0.060	0.1
2018	Foreign currency contracts (long)	16.9	SEK	8.149	0.010	0.2
2019	Foreign currency contracts (long)	0.6	GBP	1.401	0.086	—
						$9.0

The following table presents information about our derivative instruments measured at fair value and their locations on the consolidated balance sheets (in millions):

		As of
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative assets:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$8.9	$114.0
Commodity contracts	Identifiable intangible and other non-current assets	0.1	7.4
Commodity contracts	Accrued expenses and other current liabilities	56.1	6.3
		$65.2	$127.7
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	34.4	241.4
Commodity contracts	Identifiable intangible and other non-current assets	37.1	17.0
Commodity contracts	Accrued expenses and other current liabilities	118.9	120.4
Commodity contracts	Other long-term liabilities	1.6	4.0
Foreign currency contracts	Short-term derivative assets, net	9.1	10.9
Foreign currency contracts	Identifiable intangible and other non-current assets	1.4	0.7
Foreign currency contracts	Accrued expenses and other current liabilities	1.1	0.8
		203.6	395.2
		$268.8	$522.9

Derivative liabilities:
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$6.8	$95.3
Commodity contracts	Accrued expenses and other current liabilities	74.8	2.9
		$81.7	$98.2
Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$7.6	$26.6
Commodity contracts	Identifiable intangible and other non-current assets	21.8	4.8
Commodity contracts	Accrued expenses and other current liabilities	152.0	319.9
Commodity contracts	Other long-term liabilities	6.8	14.2
Foreign currency contracts	Short-term derivative assets, net	3.4	3.3
Foreign currency contracts	Identifiable intangible and other non-current assets	0.1	—
Foreign currency contracts	Accrued expenses and other current liabilities	3.0	1.7
		194.6	370.5
		$276.3	$468.7

The following table presents the effect and financial statement location of our derivative instruments in a fair value hedging relationship and related hedged items on our consolidated statements of income and comprehensive income (in millions):

Derivative Instruments	Location	Realized and Unrealized Gain (Loss)		Hedged Items	Location	Realized and Unrealized Gain (Loss)
		2016	2015			2016	2015
Three months ended September 30,
Commodity contracts	Cost of revenue	$0.7	$—	Firm commitments	Cost of revenue	$(0.8)	$—
Commodity contracts	Cost of revenue	10.6	52.8	Inventories	Cost of revenue	(0.1)	(48.5)
		$11.3	$52.8			$(0.9)	$(48.5)

Nine months ended September 30,
Commodity contracts	Cost of revenue	$0.7	$—	Firm commitments	Cost of revenue	$(0.8)	$—
Commodity contracts	Cost of revenue	(20.2)	36.7	Inventories	Cost of revenue	10.6	(29.2)
		$(19.5)	$36.7			$9.8	$(29.2)

There were no gains or losses for the three and nine months ended September 30, 2016 and 2015 that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)		Location of Realized Gain (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivative Instruments	2016	2015		2016	2015	2016	2015
Three months ended September 30,
Commodity Contracts	$11.2	$0.3	Revenue	$16.6	—	$2.9	$(1.2)
Commodity Contracts	17.4	(1.4)	Cost of revenue	(53.0)	—	(3.6)	0.9
Total	$28.7	$(1.1)		$(36.4)	—	$(0.7)	$(0.3)

Nine months ended September 30,
Commodity Contracts	$(105.3)	$0.3	Revenue	$(30.7)	—	$(12.2)	$(1.2)
Commodity Contracts	130.4	(1.4)	Cost of revenue	2.9	—	9.2	0.9
Total	$25.1	$(1.1)		$(27.9)	—	$(3.0)	$(0.3)
During the three months and nine months ended September 30, 2016, we recorded a gain of $2.9 million and a loss of $12.2 million respectively in revenue and a loss of $3.6 million and a gain of $9.2 million respectively in cost of revenue, related to hedge ineffectiveness. In the event that forecasted sales and purchases are less than the hedged amounts, a portion of all of the gain or losses recorded in accumulated other comprehensive income are reclassified to the consolidated statements of income and comprehensive income.
The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Derivatives	Location	Realized and Unrealized Gain (Loss)
		2016	2015
Three months ended September 30,
Commodity contracts	Revenue	$18.3	$43.2
Commodity contracts	Cost of revenue	(14.6)	(39.9)
Foreign currency contracts	Revenue	1.3	3.4
Foreign currency contracts	Other (expense) income, net	(0.5)	1.9
		$4.5	$8.6

Nine months ended September 30,
Commodity contracts	Revenue	$51.7	$89.2
Commodity contracts	Cost of revenue	(53.3)	(68.0)
Foreign currency contracts	Revenue	7.7	2.1
Foreign currency contracts	Other (expense) income, net	(6.1)	6.9
		$—	$30.2

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

The following table presents the net liability position for such contracts, the collateral posted and amount of assets required to be posted and/or to settle the positions should a credit-risk contingent feature be triggered (in millions):

	Net Liability Position Subject to Collateral Requirements	Collateral Posted	Contingent Additional Collateral
As of September 30, 2016
Commodity contracts	$14.0	$(2.2)	$11.8

As of December 31, 2015
Commodity contract	$63.2	$(28.1)	$35.1

5. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.  Fair value for our debt and notes receivable is derived using a discounted cash flow valuation methodology. The carrying values of these instruments approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates.  Based on the fair value hierarchy, our debt of $1,138.9 million and $772.2 million as of September 30, 2016 and December 31, 2015, respectively, and our notes receivable of $17.4 million and $7.4 million as of September 30, 2016 and December 31, 2015, respectively, are categorized in Level 3.

The following table presents information about our financial assets and liabilities that are measured at estimated fair value on a recurring basis (in millions):

	Level 1	Level 2	Level 3	Sub-Total	Netting and Collateral	Total
As of September 30, 2016
Assets:
Commodity contracts	$168.7	$87.9	$0.6	$257.2	$(213.8)	$43.3
Foreign currency contracts	—	11.6	—	11.6	(4.6)	7.0
Inventories	—	3.1	—	3.1	—	3.1
Cash surrender value of life insurance	—	3.9	—	3.9	—	3.9
Total	$168.7	$106.5	$0.6	$275.8	$(218.4)	$57.3
Liabilities:
Commodity contracts	$179.4	$90.2	$0.3	$269.9	$(232.8)	$37.0
Foreign currency contracts	—	6.5	—	6.5	(4.6)	1.9
Firm Commitments	—	3.5	—	3.5	—	3.5
Total	$179.4	$100.2	$0.3	$279.9	$(237.4)	$42.4

As of December 31, 2015
Assets:
Commodity contracts	$255.4	$251.9	$3.2	$510.5	$(279.0)	$231.5
Foreign currency contracts	—	12.4	—	12.4	(4.1)	8.3
Cash surrender value of life insurance	—	2.4	—	2.4	—	2.4
Total	$255.4	$266.7	$3.2	$525.3	$(283.1)	$242.2
Liabilities:
Commodity contracts	$340.1	$123.4	$0.2	$463.7	$(389.6)	$74.1
Foreign currency contracts	—	5.0	—	5.0	(4.1)	0.9
Inventories	—	14.3	—	14.3	—	14.3
Total	$340.1	$142.7	$0.2	$483.0	$(393.7)	$89.3

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

The following table presents information regarding the balance sheet location of our commodity and foreign currency contracts net assets and liabilities (in millions):

	As of
	September 30, 2016	December 31, 2015
Commodity Contracts
Assets:
Short-term derivative assets, net	$28.1	$212.6
Identifiable intangible and other non-current assets	15.2	18.9
Total net assets	$43.3	$231.5

Liabilities:
Accrued expenses and other current liabilities	$31.9	$68.7
Other long-term liabilities	5.2	5.4
Total net liabilities	$37.0	$74.1

Foreign Currency Contracts
Assets:
Short-term derivative assets, net	$5.7	$7.6
Identifiable intangible and other non-current assets	1.3	0.7
Total net assets	$7.0	$8.3

Liabilities:
Accrued expenses and other current liabilities	$1.9	$0.9
Total net liabilities	$1.9	$0.9

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

As of September 30, 2016, we had $47.5 million of cash collateral deposits held by financial counterparties, of which $20.0 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $27.6 million is included in other current assets in the accompanying consolidated balance sheets.  In addition, as of September 30, 2016, we have offset $1.0 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.  As of December 31, 2015, we had $174.6 million of cash collateral deposits held by financial counterparties, of which $132.2 million have been offset against the total amount of commodity fair value liabilities in the above table and the remaining $42.4 million is included in other current assets in the accompanying consolidated balance sheets. In addition, as of December 31, 2015, we have offset $21.6 million of cash collateral deposits received from customers against the total amount of commodity fair value assets in the above table.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis that utilized Level 3 inputs for the periods presented (in millions):

	Beginning of Period	Realized and Unrealized Gains (Losses) Included in Earnings	Settlements	Transfers into Level 3	End of Period	Change in Unrealized Gains (Losses) Relating to Assets and Liabilities that are Held at end of Period	Location of Realized and Unrealized Gains (Losses)Included in Earnings
Three months ended September 30, 2016
Assets:
Commodity contracts	$0.5	$0.1	$—	$—	$0.6	$0.2	Revenue
Liabilities:
Commodity contracts	$0.3	$(0.1)	$—	$0.1	$0.3	$0.2	Cost of revenue
Three months ended September 30, 2015
Assets:
Commodity contracts	$0.5	$(0.1)	$0.1	$1.0	$1.3	$1.0	Revenue
Liabilities:
Commodity contracts	$0.4	$0.4	$—	$(0.1)	$0.1	$0.5	Cost of Revenue
Nine months ended September 30, 2016
Assets:
Commodity contracts	$3.3	$(2.3)	$1.8	$1.3	$0.6	$(2.2)	Revenue
Liabilities:
Commodity contracts	$0.2	$(0.2)	$—	$0.1	$0.3	$—	Cost of revenue
Nine months ended September 30, 2015
Assets:
Commodity contracts	$4.2	$0.7	$4.6	$1.0	$1.3	$1.4	Revenue
Liabilities:
Commodity contracts	$1.3	$0.8	$0.5	$(0.1)	$0.1	$0.9	Cost of Revenue

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

6. Debt

On October 26, 2016, we amended our Credit Facility which added a new $520 million Term Loan facility, thereby increasing the aggregate outstanding Term Loans to approximately $840.0 million, and expanded our right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The amended Credit Facility matures in October 2021.
We had outstanding borrowings under our Credit Facility totaling $796.0 million and $416.0 million as of September 30, 2016 and December 31, 2015, respectively. Our issued letters of credit under the Credit Facility totaled $5.1 million and $5.5 million as of September 30, 2016 and December 31, 2015, respectively.  We also had $323.0 million and $333.2 million in Term Loans outstanding as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015, the unused portion of our Credit Facility was $457.6 million and $838.5 million, respectively.

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2016, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.
We have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2016 and December 31, 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $156.8 million and $208.4 million, respectively.

Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of
	September 30,	December 31,
	2016	2015
Credit Facility	$796.0	$416.0
Term Loans	323.0	333.2
Capital leases	14.3	12.0
Other	5.6	11.0
Total debt	1,138.9	772.2
Short-term debt	28.8	25.5
Long-term debt	$1,110.1	$746.7

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income	$0.8	$1.3	$3.6	$4.0
Interest expense and other financing costs	(11.0)	(9.2)	(29.5)	(25.5)
	$(10.3)	$(7.9)	$(26.0)	$(21.5)
t

7. Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments, was as follows (in millions):

	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive (loss)	(27.9)	(2.8)	(30.7)
Less: Net other comprehensive (loss) income attributable to noncontrolling interest	(1.8)	—	(1.8)
Balance as of September 30, 2016	$(134.8)	$(3.6)	$(138.3)

Balance as of December 31, 2014	$(59.2)	$—	$(59.2)
Other comprehensive (loss)	(38.1)	(1.1)	(39.2)
Less: Net other comprehensive income attributable to noncontrolling interest	4.6	—	4.6
Balance as of September 30, 2015	$(101.9)	$(1.1)	$(103.0)

The foreign currency translation adjustment losses for the nine months ended September 30, 2016 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.  The foreign currency translation adjustment losses for the nine months ended September 30, 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax provision	$5.4	$17.7	$15.7	$33.6

Effective income tax rate	11.1%	29.3%	11.2%	21.7%

Our provision for income taxes for each of the three-month and nine-month periods ended September 30, 2016 and 2015 was calculated based on the estimated annual effective income tax rate for the full 2016 and 2015 fiscal years. Our provision for income taxes for the nine months ended September 30, 2016 was adjusted for an income tax benefit of $1.6 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $1.6 million adjustment, the nine month period ended September 30, 2016 effective income tax rate would have been 12.4%. The actual effective income tax rate for the full 2016 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operate under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective January 1, 2013.  The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied.  The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.6 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and by $2.4 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 and $0.02 for the three months ended September 30, 2016 and 2015, respectively, and $0.03 and $0.05 for the nine months ended September 30, 2016 and 2015 respectively.  On a diluted earnings per common share basis, the impact was $0.01 and $0.02 for the three months ended September 30, 2016 and 2015, respectively, and $0.03 and $0.05 for the nine months ended September 30, 2016 and 2015, respectively.

9. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill (in millions):

	Aviation	Land	Marine	Total
Balance as of December 31, 2015	$173.7	$430.7	$71.4	$675.8
Additions	—	56.4	—	56.4
Foreign exchange and other adjustments	(4.7)	(8.3)	0.7	(12.2)
Balance as of September 30, 2016	$169.0	$478.8	$72.1	$720.0

Land segment additions relates primarily to our acquisitions of PAPCO and APP, $52.6 million, and are subject to change until we complete the valuation of assets acquired and liabilities assumed from PAPCO and APP (see Note 3).

10. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to World Fuel	$42.7	$43.7	$124.3	$124.5
Denominator:
Weighted average common shares for basic earnings per common share	69.1	70.0	69.4	70.5
Effect of dilutive securities	0.4	0.3	0.5	0.5
Weighted average common shares for diluted earnings per common share	69.5	70.3	69.9	71.0

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.5	1.3	1.0

Basic earnings per common share	$0.62	$0.62	$1.79	$1.77

Diluted earnings per common share	$0.61	$0.62	$1.78	$1.75

11. Commitments and Contingencies

Legal Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets.   On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York (“District Court”) seeking a court ruling indicating that the loss is not covered under our policy.  On May 17, 2016, the District Court entered an Order granting summary judgment in our favor demur holding that the loss is covered under the AGCS policy.  Final judgment in the case has not yet been entered however on August 18, 2016, the District Court heard oral argument on the issue of damages and pre-judgment interest, which issues are pending before the court.  On June 14, 2016, AGCS filed with the District Court a Notice of Appeal whereby it sought to appeal the Order granting summary judgment to the United States Court of Appeals for the Second Circuit ("Appellate Court"), after which we filed a Notice of Cross-Appeal. On August 3, 2016, the Appellate Court issued an Order staying AGCS' appeal pending entry of judgment in the underlying case. We believe AGCS’ position is without merit and we intend to vigorously pursue our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

Other Matters

On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. As of October 13, 2016, we had outstanding receivables owing from Hanjin of approximately $18 million. We believe we will recover all or substantially all the amounts owed to us by Hanjin, or otherwise successfully mitigate any related losses, through the enforcement of maritime liens against vessels as well as other avenues of recovery and loss mitigation. However, there can be no assurance, that we will be able to recover all amounts owed or fully mitigate all losses.

From time to time, we are under review by the Internal Revenue Service and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, US, Brazil and South Korea, where the amounts under controversy may be significant. When we deem it appropriate and the amounts are reasonably estimable, we establish reserves for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by these tax authorities. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense. We believe that the final outcome of these examinations, agreements, administrative or judicial proceedings will not have a material effect on our results of operations or cash flows.

We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2016, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.

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

12. Business Segments

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2016	2015	2016	2015
Aviation segment	$2,969.2	$2,995.3	$7,810.2	$9,077.6
Land segment	2,509.8	2,427.3	6,375.9	7,055.9
Marine segment	1,920.7	2,388.1	5,037.5	7,514.3
	$7,399.8	$7,810.7	$19,223.6	$23,647.8

Gross profit:
Aviation segment	$111.7	$106.9	$298.9	$273.0
Land segment	87.8	71.3	261.7	213.5
Marine segment	37.2	48.6	116.0	144.3
	$236.7	$226.7	$676.7	$630.7
Income from operations:
Aviation segment	$52.6	$47.0	$123.8	$99.1
Land segment	13.9	19.1	64.0	65.2
Marine segment	10.3	17.5	32.8	57.3
	76.8	83.6	220.5	221.5
Corporate overhead - unallocated	(18.6)	(17.3)	(55.7)	(46.1)
	$58.2	$66.4	$164.8	$175.6

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	September 30,	December 31,
	2016	2015
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.2 and $6.1 as of September 30, 2016 and December 31, 2015, respectively	$590.7	$571.6
Land segment, net of allowance for bad debt of $7.4 and $7.2 as of September 30, 2016 and December 31, 2015, respectively	747.1	629.8
Marine segment, net of allowance for bad debt of $10.8 and $10.6 as of September 30, 2016 and December 31, 2015, respectively	724.8	611.2
	$2,062.6	$1,812.6
Total assets:
Aviation segment	$1,812.7	$1,546.9
Land segment	1,957.3	1,651.5
Marine segment	1,237.8	1,149.5
Corporate	144.7	177.3
	$5,152.5	$4,525.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2015 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in “Item 1A — Risk Factors” of our 2015 10-K Report, as updated in our previously filed 10-Q Reports.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 10-Q Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this 10-Q Report will be deemed to modify or supersede such forward-looking statements.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.

Business Outlook

Declines in commodity and energy prices, together with slow economic growth globally, continue to impact the shipping and offshore oil exploration markets, adversely affecting our marine segment.  These macroeconomic trends are complex and present both opportunities and risks for our business.  Sustained low fuel prices as compared to previous years, and limited volatility result in decreased per unit margins, reduced demand for our price risk management products, and lower sales to the offshore specialty market due to the significant reduction in offshore exploration activity.  We expect that adverse conditions in the shipping markets will continue over the remainder of 2016 and into 2017. Further, as previously communicated, we have identified and intend to execute certain cost reduction activities that are designed to lower our marine segment cost structure and drive efficiencies.

We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including the recently announced PAPCO, Inc. ("PAPCO") and Associated Petroleum Products, Inc. ("APP") acquisitions. PAPCO, headquartered in Virginia Beach, VA and APP, headquartered in Tacoma, WA are leading distributors of gasoline, diesel, lubricants, propane and related services in the Mid-Atlantic and the Pacific Northwest region of the United States, respectively. These acquisitions combined with our existing land segment operations, will serve to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the United States.

However, our land segment can be impacted substantially by weather conditions. In periods where we experience historically unusual weather conditions, demand for our products may be affected. For example, during the third quarter of 2016, we experienced unseasonably warm weather conditions in the U.K. during the latter part of the quarter, which lowered demand for our fuel products. The continuation of extreme weather conditions in the future could adversely impact our results of operations.

We believe our aviation segment is well positioned to capitalize on the low fuel price environment, which could result in increased passenger growth and route expansion, enabling us to capitalize on our expanded supply capabilities in key airports both in the U.S. and internationally.  Sustained low fuel prices have also reduced the working capital cost required to support our aviation segment, thereby improving returns and making such capital available for investment in other areas of our business.  A significant portion of our aviation business consists of providing fuel and related products and services to the U.S. and foreign governments.  While we still expect military-related activity to decline over time, the related contribution to aviation profitability in 2016 is expected to be slightly better than the levels we experienced in 2015.  Demand for these products and services is driven by global events and military-related activities and can therefore significantly change from period to period.
Our aviation segment capabilities will benefit from the previously announced ExxonMobil transaction, where we agreed to acquire aviation fueling operations from certain ExxonMobil affiliates. This transaction once completed will expand our commercial and general aviation network by adding physical supply at more than 80 airports throughout Canada, France, U.K., Germany, Italy, New Zealand, and Australia. Our integration team remains diligently engaged in completing this transaction and we expect to complete the Canada, France and U.K. locations during the fourth quarter of 2016. The remaining locations are expected to be completed during the first half of 2017. We expect this transaction to modestly contribute to profitibality in the fourth quarter of 2016. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents.
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
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as "Brexit". As a result, global markets were adversely impacted, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, unknown social and geopolitical impacts. These impacts may also cause our customers to closely monitor their costs and reduce their spending budgets on our products and services, which in turn, may adversely affect our business, results of operations and financial condition. Finally, our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk.

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

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue.  Our revenue for the third quarter of 2016 was $7.4 billion, a decrease of $0.4 billion, or 5.3%, as compared to the third quarter of 2015.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2016	2015	$ Change
Aviation segment	$2,969.2	$2,995.3	$(26.1)
Land segment	2,509.8	2,427.3	82.5
Marine segment	1,920.7	2,388.1	(467.4)
	$7,399.8	$7,810.7	$(410.9)

Revenues in our aviation segment were $3.0 billion for the third quarter of 2016, a decrease of $26.1 million, or 0.9% as compared to the third quarter of 2015.  The decline in aviation revenues was driven by lower average jet fuel prices per gallon sold in the third quarter of 2016, where the average price per gallon sold was $1.57, as compared to $1.79 in the third quarter of 2015.  The overall decline attributable to jet fuel prices was partially offset by increased volumes, which were influenced by additional market share acquired. Volumes for the third quarter of 2016 were 1.9 billion gallons, an increase of 13.1%, as compared to the comparable prior year period.

Revenues in our land segment were $2.5 billion for the third quarter of 2016, an increase of $82.5 million, or 3.4%, as compared to the third quarter of 2015.  The increase in land revenues primarily resulted from a 12.9% volume increase in our land segment to 1.4 billion gallons for the third quarter of 2016, primarily attributable to new customers and acquired businesses, as compared to the 2015 period, partially offset by a lower average fuel price per gallon sold in the third quarter of 2016, as compared to the third quarter of 2015.

Revenues in our marine segment were $1.9 billion for the third quarter of 2016, a decrease of $0.5 billion, or 19.6%, as compared to the third quarter of 2015.  The decrease was driven by declines in average prices and volumes sold. We experienced a 12.1% decline in the average price per metric ton sold, to $244.8 in the third quarter of 2016 as compared to $278.5 in the third quarter of 2015. Volumes in our marine segment declined 8.5% to 7.8 million metric tons for the third quarter of 2016, as compared to the 2015 period. Our marine segment continues to be adversely impacted by the prolonged weakness in the overall maritime industry.

Gross Profit.  Our gross profit for the third quarter of 2016 was $236.7 million, an increase of $10.0 million, or 4.4%, as compared to the third quarter of 2015.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2016	2015	$ Change
Aviation segment	$111.7	$106.9	$4.8
Land segment	87.8	71.3	16.5
Marine segment	37.2	48.6	(11.4)
	$236.7	$226.7	$10.0

Our aviation segment gross profit for the third quarter of 2016 was $111.7 million, an increase of $4.8 million, or 4.5%, as compared to the third quarter of 2015. The increase in aviation gross profit was primarily due to increases in the core resale business in North America, Europe and Asia Pacific, as well as increases in U.S. and foreign military-related activity. We expect gross profit in our aviation segment to experience traditional seasonal declines in gross profit in the fourth quarter.

Our land segment gross profit for the third quarter of 2016 was $87.8 million, an increase of $16.5 million, or 23.2%, as compared to the third quarter of 2015.  While average fuel prices per gallon sold decreased, our land segment generated an increase in gross profit that was driven by recently acquired businesses, including PAPCO and APP. Increases in our land segment were partially offset by lower demand in the agricultural sector in the United Kingdom.

Our marine segment gross profit for the third quarter of 2016 was $37.2 million, a decrease of $11.4 million, or 23.4%, as compared to the third quarter of 2015.  Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. The lower fuel price environment, combined with lower price volatility, led to decreased demand for our price risk management offerings, which contributed to lower overall unit margins. In addition, certain large marine customers experienced financial challenges, which created disruption and introduced additional uncertainty in the markets where we operate.

Operating Expenses. Total operating expenses for the third quarter of 2016 were $178.4 million, an increase of $18.1 million, or 11.3%, as compared to the third quarter of 2015.  The total increase in operating expenses was associated with acquired businesses primarily within our land segment. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	September 30,
	2016	2015	$ Change
Compensation and employee benefits	$106.6	$94.2	$12.4
Provision for bad debt	1.5	1.6	(0.1)
General and administrative	70.3	64.5	5.8
	$178.4	$160.3	$18.1

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2016	2015	$ Change
Aviation segment	$52.6	$47.0	$5.6
Land segment	13.9	19.1	(5.2)
Marine segment	10.3	17.5	(7.2)
	76.8	83.6	(6.8)
Corporate overhead - unallocated	(18.6)	(17.3)	(1.3)
	$58.2	$66.4	$(8.2)

Our income from operations for the third quarter of 2016 was $58.2 million, a decrease of $8.2 million , or 12.3%, as compared to the third quarter of 2015.  The decrease was attributable primarily to our marine segment, which was negatively impacted by lower overall fuel prices as well as weakness in the land segment related to historically warm weather conditions in the United

Kingdom in the latter part of the third quarter. The decline in those segments was partially offset by our aviation segment, which benefited from increased volume in the core resale business in North America, Europe and Asia Pacific, as well as increases in U.S. and foreign military-related activity.

Corporate overhead costs not charged to the business segments for the third quarter of 2016 were $18.6 million, an increase of $1.3 million, or 7.5%, as compared to the third quarter of 2015.  This increase was principally driven by additional costs related to overall corporate enterprise activities that are not charged to the business segments.

Non-Operating Expenses, net.  For the third quarter of 2016, we had non-operating expenses, net of $9.8 million, an increase of $3.9 million as compared to the third quarter of 2015, driven principally by debt costs.

Income Taxes. For the third quarter of 2016, our effective income tax rate was 11.1% and our income tax provision was $5.4 million, as compared to an effective income tax rate of 29.3% and an income tax provision of $17.7 million for the third quarter of 2015. The lower effective income tax rate for the third quarter of 2016 was impacted principally by significantly lower results in the United States where our tax rate is the highest.

Net Income Attributable to Noncontrolling Interest. For the third quarter of 2016, net income attributable to noncontrolling interest was $0.3 million, an increase of $1.3 million as compared to the third quarter of 2015.

Net Income and Diluted Earnings per Common Share. Our net income for the third quarter of 2016 was $42.7 million, a decrease of $1.0 million, or 2.2%, as compared to the third quarter of 2015. Diluted earnings per common share was $0.61 and $0.62 per common share for the third quarter of 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue. Our revenue for the first nine months of 2016 was $19.2 billion, a decrease of $4.4 billion, or 18.7%, as compared to the first nine months of 2015. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change
Aviation segment	$7,810.2	$9,077.6	$(1,267.4)
Land segment	6,375.9	7,055.9	(680.0)
Marine segment	5,037.5	7,514.3	(2,476.8)
	$19,223.6	$23,647.8	$(4,424.2)

Revenues in our aviation segment were $7.8 billion for the nine months ended September 30, 2016, a decrease of $1.3 billion, or 14.0%, as compared to the first nine months of 2015.  The decline in aviation revenues was driven by lower average jet fuel prices per gallon sold in the first nine months of 2016, where the average price per gallon sold was $1.49, as compared to $1.93 in 2015.  The overall decline attributable to jet fuel prices was partially offset by increased volume, where volumes for the first nine months of 2016 were 5.2 billion gallons, an increase of 11.7%, as compared to the comparable prior year period.

Revenues in our land segment were $6.4 billion for the first nine months of 2016, a decrease of $680.0 million, or 9.6%, as compared to the first nine months of 2015.  The decline in land revenues primarily resulted from a lower average fuel price per gallon sold during the first nine months of 2016, as compared to the first nine months of 2015.  The overall decline was partially offset by an increase in volumes, from new customers and acquired businesses, where volumes for the first nine months of 2016 were 3.9 billion gallons, an increase of 9.2%, as compared to the first nine months of 2015.

Revenues in our marine segment were $5.0 billion for the first nine months of 2016, a decrease of $2.5 billion, or 33.0%, as compared to the first nine months of 2015.  The decrease was driven primarily by a 30.4% decline in the average price per metric ton sold, to $212.3 in the first nine months of 2016 as compared to $305.1 in the first nine months of 2015. Volumes in our marine segment for the first nine months of 2016 were 23.7 million metric tons and decreased by 3.7%, as compared to the first nine months of 2015.

Gross Profit.  Our gross profit for the first nine months of 2016 was $676.7 million, an increase of $46.0 million, or 7.3%, as compared to the first nine months of 2015.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change
Aviation segment	$298.9	$273.0	$26.0
Land segment	261.7	213.5	48.2
Marine segment	116.0	144.3	(28.3)
	$676.7	$630.7	$46.0

Our aviation segment gross profit for the first nine months of 2016 was $298.9 million, an increase of $26.0 million, or 9.5%, as compared to the first nine months of 2015. The increase in aviation gross profit was due to increased volume attributable to the core resale business in North America, Europe and Asia, as well as increased activity in our U.S. and foreign military-related businesses.

Our land segment gross profit for the first nine months of 2016 was $261.7 million, an increase of $48.2 million, or 22.6%, as compared to the first nine months of 2015.  The increase in land segment gross profit was primarily driven by recently acquired businesses, including PAPCO, APP and acquisitions in our global energy management services business. Increases in our land segment were partially offset by lower demand in the United Kingdom due to unseasonably warm weather conditions.

Our marine segment gross profit for the first nine months of 2016 was $116.0 million, a decrease of $28.3 million, or 19.6%, as compared to the first nine months of 2015.  The marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. The lower fuel price environment combined with lower price volatility, led to decreased demand for our price risk management offerings, which contributed to lower overall unit margins.

Operating Expenses. Total operating expenses for the first nine months of 2016 were $511.9 million, an increase of $56.8 million, or 12.5%, as compared to the first nine months of 2015.  The total increase in operating expenses was associated with acquired businesses. The following table sets forth our expense categories (in millions):

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change
Compensation and employee benefits	$306.2	$270.3	$35.9
Provision for bad debt	5.4	5.2	0.2
General and administrative	200.2	179.6	20.6
	$511.9	$455.1	$56.8

Of the $35.9 million increase in compensation and employee benefits, $21.2 million was due to expenses related to acquired businesses and $14.7 million was due to compensation for new hires to support our growing global business. The $20.6 million increase in general and administrative expenses was principally due to expenses related to acquired businesses.

Income from Operations.  Our income from operations, excluding unallocated corporate overhead, for the first nine months of 2016 was $220.5 million, a decrease of $1.0 million, or 0.4%, as compared to the first nine months of 2015.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2016	2015	$ Change
Aviation segment	$123.8	$99.1	$24.7
Land segment	64.0	65.2	(1.2)
Marine Segment	32.8	57.3	(24.5)
	220.5	221.5	(1.0)
Corporate overhead - unallocated	(55.7)	(46.1)	(9.6)
	$164.8	$175.6	$(10.8)

Our income from operations, including unallocated corporate overhead, for the first nine months of 2016 was $164.8 million, a decrease of $10.8 million, or 6.1%, as compared to the third quarter of 2015.  The decline was primarily attributable to our marine segment and, to a lesser extent our land segment, where income from operations declined modestly. In our marine segment, income from operations for the first nine months of 2016 was $32.8 million, a decrease of $24.5 million, or 42.8%, as compared to the first nine months of 2015.  Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. The lower fuel price environment, combined with lower price volatility, led to decreased demand for our price risk management offerings and lower overall unit margins in the first nine months of 2016 as compared to the first nine months of 2015. In addition, certain large marine customers experienced financial challenges, which created disruption and introduced additional uncertainty in the markets where we operate. The declines in our marine and land segments were partially offset by increases in our aviation segment, where our aviation segment benefited from increased volume attributable to our core resale business and increased activity in our U.S. and foreign military-related businesses.

Corporate overhead costs not charged to the business segments for the first nine months of 2016 were $55.7 million, an increase of $9.6 million, or 20.9%, as compared to the first nine months of 2015, principally driven by additional costs related to overall corporate enterprise activities that are not charged to the business segments and are designed to support our growing global business.

Non-Operating Expenses, net. We had non-operating expenses, net of $24.8 million and $21.0 million, for the first nine months of 2016 and 2015, respectively, driven principally by debt costs.

Income Taxes.  For the first nine months of 2016, our effective income tax rate was 11.2% and our income tax provision was $15.7 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $33.6 million for the first nine months of 2015.  Our provision for income taxes for the nine months ended September 30, 2016 was adjusted for an income tax benefit of $1.6 million, net for discrete items related to changes in estimates in uncertain tax positions. Without the $1.6 million adjustment, the nine month period ended September 30, 2016 effective income tax rate would have been 12.4%. The lower effective income tax rate for the first nine months of 2016 was impacted principally by significantly lower results in the United States where our tax rate is the highest.

Net Income Attributable to Noncontrolling Interest.  For the first nine months of 2016, net income attributable to noncontrolling interest was $0.1 million, an increase of $3.6 million as compared to the first nine months of 2015.

Net Income and Diluted Earnings per Common Share.  Our net income for the first nine months of 2016 was $124.3 million , an decrease of $167.8 thousand, or 0.1%, as compared to the first nine months of 2015. Diluted earnings per common share for the first nine months of 2016 was $1.78 per common share, an increase of $0.03 per common share, or 1.7%, as compared to the first nine months of 2015.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2016 and 2015 (in millions).  For additional details, please see the consolidated statements of cash flows.

	For the Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$220.3	$325.2
Net cash (used in) investing activities	(259.2)	(114.0)
Net cash provided by financing activities	325.7	99.9

Operating Activities.   For the nine months ended September 30, 2016, net cash provided by operating activities was $220.3 million as compared to $325.2 million for the first nine months of 2015.  The $104.9 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions.  Cash flows from changes in inventory, resulted in a cash use of $89.3 million in the first nine months of 2016 as compared to cash provided of $22.6 million in the comparable period of 2015. This change was as a result of additional inventory in support of overall volume increases, specifically in our aviation and land segments. Cash flows from net accounts receivable and accounts payable balances, decreased $47.6 million. These decreases were partially offset by changes in the associated cash collateral we are required to post with our financial counterparties which provided $128.8 million during the first nine months of 2016, as compared to $93.9 million during the first nine months of 2015 principally driven by lower average fuel prices.

Investing Activities. For the nine months ended September 30, 2016, net cash used in investing activities was $259.2 million as compared to $114.0 million for the first nine months of 2015. Of the $145.1 million increase in cash used in investing activities, $184.5 million was due to increased acquisition-related activity, which was partly offset by $29.3 million of proceeds from the sale of assets.

Financing Activities.   For the nine months ended September 30, 2016, net cash provided by financing activities was $325.7 million as compared to $99.9 million of cash provided by financing activities for the first nine months of 2015. The $225.8 million increase was principally due to $168.1 million higher net borrowings under our credit facility in the first nine months of 2016 as compared to the first nine months of 2015 and a $52.1 million decrease in cash used for common stock repurchases in the first nine months of 2016 as compared to the first nine months of 2015.

Other Liquidity Measures

Cash and Cash Equivalents.  As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $872.3 million and $582.5 million, respectively. Our primary use of cash and cash equivalents are to fund working capital and strategic investments. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. On October 26, 2016, we amended our Credit Facility which added a new $520 million Term Loan facility, thereby increasing the aggregate outstanding Term Loans to approximately $840.0 million, and expanded our right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The amended Credit Facility matures in October 2021.
We had outstanding borrowings under our Credit Facility totaling $796.0 million and $416.0 million as of September 30, 2016 and December 31, 2015, respectively. Our issued letters of credit under the Credit Facility totaled $5.1 million and $5.5 million as of September 30, 2016 and December 31, 2015, respectively.  We also had $323.0 million and $333.2 million in Term Loans outstanding as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015, the unused portion of our Credit Facility was $457.6 million and $838.5 million, respectively.
Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, which fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2016, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the planning phase and the cost incurred during the first nine months of 2016 was not considered significant.  We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

Other Agreements.  Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2016 and December 31, 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $156.8 million and $208.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $499.0 million of our accounts receivable. As of September 30, 2016, we had sold accounts receivable of $199.2 million under the RPAs.

Short-Term Debt. As of September 30, 2016, our short-term debt of $28.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We believe that our cash and cash equivalents as of September 30, 2016 (of which $206.2 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2015 to September 30, 2016.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2015 10-K Report.

Contractual Obligations

Derivative Obligations.  As of September 30, 2016, our net derivative obligations were $43.0 million, principally due within one year.

Purchase Commitment Obligations.  As of September 30, 2016, fixed purchase commitments under our derivative programs amounted to $49.2 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.  As of September 30, 2016, we had issued letters of credit and bank guarantees totaling $161.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding recently adopted accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Recently Issued Accounting Standards

Cash Flows. In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The ASU provide guidance on eight specific cash flow issues. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting. In March 2016, ASU No. 2016-09, was issued. This ASU is intended to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This update is effective at the beginning of our 2017 fiscal year with an election to early adopt at the beginning of 2016. We are currently evaluating whether the adoption of this new guidance will impact our consolidated financial statements and related disclosures.

Derivatives and Hedging. In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments.  ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards are effective at the beginning of our 2017 fiscal year. We are currently evaluating whether the adoption of these standards will have a significant impact on our consolidated financial statements and related disclosures.

Leases. In February 2016, ASU No. 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Inventory: Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market.  This standard is effective at the beginning of our 2017 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Revenue Recognition.  In May 2014, ASU No. 2014-09, Revenue from Contracts with Customers, was issued.  Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers.  The standard is effective for interim and annual reporting periods beginning after December 15, 2017.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption of the standard is permitted, but not before December 15, 2016.  We have not yet selected a transition method and we are currently evaluating how the adoption of the standard will impact our consolidated financial statements and related disclosures.

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

For information about our derivative instruments, at their respective fair value positions as of September 30, 2016, see Notes to the Consolidated Financial Statements – Note 4. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2015. Please refer to our 2015 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2016.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2016 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2016 - 7/31/2016	—	$—	—	$41,088
8/1/2016 - 8/31/2016	6,101	45.40	—	41,088
9/1/2016 - 9/30/2016	—	—	—	100,000
Total	6,101	$22.70	—	$100,000

(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) In September 2016, our Board of Directors renewed its existing common stock repurchase program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock (the “Repurchase Program”).  The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of September 30, 2016, $100.0 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

Date: October 27, 2016	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer