Form 10-Q/A
period 2016-09-30
WORLD FUEL SERVICES CORP
filed 2016-10-31
CIK 789460

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

EXPLANATORY NOTE

World Fuel Services Corporation is filing this Amendment No. 1 (this “Form 10-Q/A”) solely to correct an inadvertent typographical error in Exhibit 31.2, Certification of Chief Financial Officer, and in the Exhibit Index reference to Exhibit 101, both of which included a reference to June 30, 2016, rather than September 30, 2016.  This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits originally contained in, or filed with, our Quarterly Report for the period ended September 30, 2016, which was filed on October 28, 2016 (the “Original Report”) and does not reflect events occurring after the filing date of the Original Report.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Report.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2016	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer