Form 10-K
period 2016-12-31
WORLD FUEL SERVICES CORP
filed 2017-02-21
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER 1-9533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	59-2459427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9800 Northwest 41st Street Miami, Florida (Address of principal executive offices)	33178 (Zip Code)
Registrant’s telephone number, including area code: (305) 428-8000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, par value $0.01 per share	Name of each exchange on which registered: New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐  Non-Accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $3,275,617,000.
As of February 3, 2017, the registrant had approximately 69,933,455 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III -	Specified Portions of the Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2016 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a global energy management company involved in providing energy procurement advisory services, supply fulfillment and transaction and payment management solutions to commercial and industrial customers, principally in the aviation, marine and transportation industries. We have offices throughout the United States and in various foreign jurisdictions, including: Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Finland, France, Germany, Gibraltar, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Kyrgyzstan, Malaysia, Mexico, the Netherlands, Norway, Russia, Singapore, South Africa, South Korea, Sweden, Switzerland, Taiwan, Turkey, the United Arab Emirates, the United Kingdom ("U.K.") and the United States ("U.S."). See “Item 2 – Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2016 10‑K Report for a list of our subsidiaries.
As of February 4, 2017, we employed more than 5,000 employees globally. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2016 10‑K Report and are not incorporated by reference in this 2016 10‑K Report.
Segments
We operate in three reportable segments consisting of aviation, marine and land.
Aviation Segment
Our aviation‑related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. In addition, we offer card payment solutions and related processing services and technology. Because fuel is a major component of an aircraft’s operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network of third‑party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in locations worldwide on short notice.
We purchase our aviation fuel from suppliers worldwide, which may be delivered into our customers’ aircraft or to a designated storage facility located at one of our suppliers’ locations, pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market‑based formulas or is government controlled.
Marine Segment
Through our extensive network, we provide our customers with real‑time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control, claims management, and card payment solutions and related processing services.

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
Land Segment
Our land related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the U.K. and Brazil. We also offer advisory and fulfillment solutions with respect to power, natural gas and other energy products through Kinect, our global energy management solutions business.
In addition, we offer transaction management services, which include card payment solutions, merchant processing services, payment solutions for tolls across Europe, government payment systems for global fuel procurement and commercial payment programs.
In connection with our fuel marketing activities, we serve as a reseller, and in those instances we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as “racks,” which are owned and operated by our suppliers or other third‑parties. We also maintain inventory in certain strategic locations, including pipelines. Our cost of fuel is generally tied to market‑based formulas.
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.
Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range in size and complexity from large multinational corporations, principally major oil producers, which have significantly greater capital resources, to relatively small and specialized firms. We compete with major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We believe that our extensive market knowledge, worldwide footprint, logistics expertise, and the use of price risk management offerings give us the ability to compete within those markets.
Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs. Financial information with respect to our business segments and the geographic areas of our business is provided below and within Note 12 to the accompanying consolidated financial statements included in this 2016 10-K Report.
Seasonality
Our operating results are subject to seasonal variability. Our seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results of operations may fluctuate from period to period.

Regulation
Our business activities are subject to substantial regulation by federal, state and local government agencies, inside and outside of the U.S., which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property, and fines for non‑compliance. See “Item 1A – Risk Factors,” and “Item 3 – Legal Proceedings.”
We may also be affected by new environmental laws and regulations that will apply to us or our customers in the future, some of which could increase the cost or reduce the demand for our products and services. For example, due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas ("GHG") emissions. In the U.S., the U.S. Environmental Protection Agency has finalized rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and to regulate emissions from major sources of GHGs under the Clean Air Act. In other countries, proposed regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.  Although the ultimate impact of these or other future measures is difficult to accurately predict, they could make our products more expensive or reduce demand for petroleum products, as well as shift demand toward relatively lower-carbon sources. This, in turn, could affect our operations, earnings and competitive position.
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
Examples of forward-looking statements in this 2016 10-K Report include, but are not limited to, our expectations about the conditions in the marine, land and aviation markets, cost reduction initiatives, the timing, cost and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, the timing for closing the acquisition of assets from ExxonMobil affiliates and funding of the purchase price, as well as expectations regarding our government business, our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to obtain required consents and satisfy closing conditions in acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances.  These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with U.K. referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	our ability to realize the benefits of any cost savings;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws, interpretations of such laws, or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2016 10-K Report are based on assumptions management believes are reasonable.  However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2016 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act.
Item 1A. Risk Factors
We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers as opposed to requiring prepayment, letters of credit or other forms of credit support. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited to the aviation, marine and land transportation industries within which we primarily do business.
Our exposure to credit losses will depend on the financial condition of our customers and other macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries we serve, changes in oil prices and political instability. While we actively manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events, there can be no guarantee we will be able to successfully mitigate all of these risks. Credit losses, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is dependent on our ability to adequately finance our capital requirements and fund our investments, which if not available to us would impact our ability to conduct our operations.
We rely on credit arrangements with banks, suppliers and other parties as a significant source of liquidity for capital requirements not satisfied by operating cash flow. Future market volatility, generally, and persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit as and when we need it on commercially reasonable terms or at all, such as in the event there is a substantial tightening of the global credit markets, a significant increase in interest rates or a significant reduction in supplier trade credit, it could have a negative impact on our business, financial condition, and cash flows, as well as our future development and growth. Furthermore, if we are unable to obtain debt financing and instead raise capital through an equity issuance, existing shareholders would be diluted. Even if we are able to obtain financing, the restrictions our creditors may place on our operations or our increased interest expense and leverage could limit our ability to grow.
Finally, our cash equivalents, principally consisting of overnight investments, bank money market accounts and bank time deposits are subject to credit, liquidity, market and interest rate risk, which can be exacerbated by volatility in the capital markets. Adverse changes in this respect can result in the decline of the fair value of our cash equivalents and therefore our liquidity, which could materially affect our business, financial condition, results of operations and cash flows.

Our derivatives transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business.
As part of our price risk management services, we offer to customers various pricing structures for the purchase of fuel, including derivatives products designed to hedge exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward contracts with some of our counterparties under which we agree to sell or purchase certain volumes of fuel at fixed prices. In addition, we may act as a counterparty in over-the-counter swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of fuel. Further, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our price risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions, on either secured or unsecured terms.
If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction and there is an outstanding mark-to-market liability owing, we will have effectively extended unsecured credit to that customer. Based on the volatility of fuel prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or swap transactions. In such cases, we would be exposed to potential losses or costs associated with any resulting default. For example, in the event the spot market price of fuel at the time of delivery is significantly less than the fixed price of the contract with the customer, a customer could default on its purchase obligation to us and purchase the fuel at the current lower spot market rate from another supplier. Meanwhile, we may have entered into a corresponding commitment with a supplier to offer our customer specified fixed pricing or terms and would be obligated to perform our fixed price purchase obligations to such supplier. Similarly, the counterparties with whom we may hedge our price risk exposure may not be willing or able to fulfill their obligations to us under their swap transactions.
While we generally attempt to structure our agreements such that we are able to recover from the non-performing counterparty, we may not always be able to recover any losses or costs we may incur as a result of such counterparty’s default and may be exposed to claims for damages, penalties or other costs. While we monitor and manage credit exposures for this purpose, credit defaults may still occur and the actual recovery will depend on the financial condition of that counterparty. Accordingly, should any counterparty fail to honor its obligations under our agreements, we could sustain significant losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to various risks in connection with our use of derivatives which could have a material adverse effect on our results of operations.
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in fuel products, to offer our customers fuel pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations could be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g. heating oil in the United States or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location experiences a divergence to historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g. hurricanes) and is not correlated to the underlying hedges when compared to historical prices.
We also enter into proprietary derivative transactions, which are transactions which are not intended to hedge our own risk but rather to make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, expose us to adverse changes in commodity prices in relation to the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses. The risks we face because of proprietary positions can be exacerbated by volatility in the financial and other markets. In addition, we may fail to adequately manage our risks or could otherwise incur losses if our employees fail to comply with our policies and procedures with respect to hedging or proprietary trading by engaging, for example, in unauthorized trading activity, failing to hedge a specific price risk or failing to observe limits on exposure, which could subject us to financial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, the majority of our derivatives are not designated as hedges for accounting purposes, and we therefore recognize changes in the fair market value of these derivatives as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair market value of these derivatives is marked to market at the end of each quarter, changes in the value of our derivative instruments as a result of gains or losses may cause our earnings to fluctuate from period to period.
If we fail to comply with laws or other government regulations applicable to our operations, we could suffer penalties or costs that could have a material adverse effect on our business.
We are required to comply with extensive and complex laws and other regulations in the countries in which we operate at the international, federal, state/provincial and local government levels relating to, among other things:

•	the transportation, handling and delivery of fuel and fuel products;

•	the operation of fuel storage, blending and distribution facilities;

•	workplace safety;

•	fuel spillage or seepage;

•	environmental protection;

•	consumer and data protection;

•	payment card industry data security standards;

•	government contracting and procurement;

•	anti-trust and competition;

•	anti-money laundering and statutes and regulations governing the transmission of funds;

•	regulatory reporting and licensing; and

•	hazardous waste disposal.
Due to the complex and technical nature of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. If more serious violations were to occur, we could be subject to substantial fines or penalties or to civil or criminal liability. In addition, compliance with existing and future laws regulating the delivery of fuel by barge, truck, vessel or railcar, fuel storage terminals and underground storage tanks that we own, lease or operate may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire business with more physical assets. For example, rail incidents in the last several years have led and are likely to continue to lead to additional governmental regulation of rail shipments of crude oil and other fuel products in Canada and the United States and to increased safety standards for the railcars that transport these products, including specifications mandating modified railcar designs, configurations, materials, and equipment. These regulations, together with the decline in crude oil prices, have caused a number of railcars to be left idle by market participants and the market for these railcars has diminished significantly causing a significant decline in their value. We lease a significant number of railcars under long-term leases and these regulations could result in higher operating costs for us, such as if we are required to pay for the modifications to railcars we lease or if such railcars are deemed obsolete and we are unable to sublease them or find an alternate use. Any of these circumstances could have a material adverse affect on our operating results.
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

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.
We are affected by various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value added tax ("VAT"), energy, environmental and other taxes. From time to time, we may also benefit from special tax concessions in certain jurisdictions. For example, we have operated under a special income tax concession in Singapore since 2008 which is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this income tax concession decreased (increased) foreign income taxes by $2.7 million, $(7.7) million and $6.3 million for 2016, 2015 and 2014, respectively. The impact of the income tax concession on a diluted earnings per common share basis was $0.04 for 2016, $(0.11) for 2015 and $0.09 for 2014. Changes in U.S. and foreign tax laws, our failure to comply with such laws or the loss of tax concessions could adversely affect our business, financial condition, results of operations and cash flows.
Furthermore, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings that could affect the valuation of our net deferred tax assets. Our operating results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, the results of audits and examinations of previously filed tax returns and continuing assessments of our income tax exposures.
From time to time, we are under review by the Internal Revenue Service and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, the U.S., Brazil and South Korea, where the amounts under controversy may be significant. We are in the process of contesting a number of these tax assessments in several administrative and legal proceedings, which are at various stages of appeal. In addition, in some jurisdictions these challenges require the posting of collateral or payment of the contested amount which may affect our flexibility in operating our business or our liquidity. If these assessments are ultimately determined adversely to us, these proceedings may have a material adverse effect on our business, results of operations, financial condition or prospects. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions and damage to our reputation. See notes 8 and 10 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
Finally, we earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective income tax rates for the Company. Further, recent developments, including proposals to change U.S. income tax laws regarding how U.S. multinational corporations are taxed on foreign earnings, investigations by the European Commission on illegal state aid, the project by the Organisation for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Shifting (“BEPS”) and other initiatives, could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study, many OECD countries have acknowledged their intent to implement the actions and update their local tax laws. The extent (if any) to which countries in which we operate adopt and implement these actions could have a material adverse impact on our effective tax rate, income tax expense, financial condition, and results of operations and cash flows.

Due to our international operations, we are subject to U.S. and international laws, including U.S. economic sanctions, the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws, which can impose significant compliance costs and subject us to civil or criminal penalties for non-compliance.
Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and partners and investment decisions. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA and the U.K. Anti Bribery Act, and economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business and the U.K. Anti Bribery Act prohibits bribery both in the U.K. and internationally, as well as bribery across public and private sectors. As part of our business, we regularly deal with state owned enterprises, the employees of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international jurisdictions in which we operate lack a developed legal system and have higher than normal levels of corruption. Our activities in these countries create the risk of improper payments or offers of payments by one of our employees or other parties acting on our behalf.
Furthermore, international trade controls, including economic sanctions, export controls and anti-boycott regulations, are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. These business dealings currently represent an insignificant amount of our consolidated revenue and income and generally consist of the provision of services pursuant to licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and trade control regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.
We have established policies and procedures designed to assist with our compliance with applicable U.S. and international laws and regulations. However, these policies and procedures may not effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows. In addition, such a violation could also cause an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit. Such events could adversely affect our business, financial condition, results of operations and cash flows. Finally, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, which could adversely affect the market for our securities.
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
We purchase fuel and other products from suppliers and resell to customers. If the fuel and other products we sell fail to meet the specifications we have agreed to with customers, we could incur significant liabilities if such products cause physical damage to a vessel or aircraft or result in other losses such that a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. In addition, our relationship with our customers could be adversely affected and adverse publicity about any allegations of contaminated products may negatively affect us, regardless of whether the allegations are true. Although in most cases we have recourse against our suppliers for products that fail to meet contractual specifications, such recourse cannot be assured and may be costly to enforce. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing an agreement in a foreign jurisdiction. Any significant liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Damage arising from such occurrences have in the past resulted, and may in the future result, in fines and significant third party claims. We generally maintain insurance to mitigate these types of costs, however our insurance may not be sufficient to cover the liabilities we might suffer from the occurrence of one or more of the risks described above.
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
We rely on our computer systems and network infrastructure across our operations. Despite our implementation of security and back-up measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. Due to the large number of transactions that run through our systems each day, significant system down-time or slow-down could have a material impact on our ability to conduct business, process and record transactions, as well as make operational and financial decisions. In addition, as we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers.
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
We currently maintain insurance to protect against cybersecurity risks and incidents. However, insurance coverage may not available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain of these cybersecurity risks and, even if available, the insurance proceeds received for any loss or damage may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.

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
Failure to adequately protect this information could lead to substantial fines, penalties, third party liability, remediation costs, potential cancellation of existing contracts and inability to compete for future business. Due to legislative and regulatory rules, we may be required to notify the owners of such information of any data breaches, which could harm our business relationships, reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union). Significant changes in applicable regulations may require us to make costly changes to our systems. Although we have taken steps to address these concerns by implementing network security and internal control measures, these steps may not prevent a data security breach and any data security breach may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Business acquisitions and strategic investments, such as joint venture arrangements, present increased risks and uncertainties, which if realized, could result in costs that outweigh the financial benefit of such opportunities.
As part of our growth strategy, we have been acquisitive and intend to continue to pursue acquisition opportunities of fuel resellers, logistics and transaction management and payment processing companies, energy management businesses, as well as other service and technology businesses. However, our ability to successfully implement our growth strategy depends on our ability to find attractive acquisition candidates or strategic investments, consummate such transactions on economically acceptable terms and, if necessary, finance such transactions on economically acceptable terms. From time to time, we may also enter into joint venture arrangements, equity investments intended to complement or expand our business, or may pursue organic growth initiatives, as well as divest of certain of our businesses or assets. These types of transactions can pose substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate. Even if we are successful in acquiring these businesses or consummating these strategic investments, we could be exposed to additional business and operating risks and uncertainties, including:

•
our ability to effectively integrate the operations, financial reporting, and personnel of acquired companies and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

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

•
a decrease in our liquidity resulting from a significant portion of our available cash or borrowing capacity being used to fund acquisitions and a corresponding increase in our interest expense or financial leverage if we incur additional debt to fund acquisitions;

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

These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities.
Furthermore these acquisitions or strategic investments may result in us incurring substantial additional indebtedness and other expenses or consummating potentially dilutive issuances of equity securities to fund the required capital investment. This could adversely affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations.
Adverse conditions in the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. For example, during 2016, our marine segment was significantly impacted by the economic conditions adversely affecting the maritime industry. In addition, any political instability, natural disasters and other weather-related events, terrorist activity or military action that disrupts shipping, flight operations or land transportation will adversely affect our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.
In addition, the aviation, marine and land transportation industries are subject to continuing changes in laws and regulations, including environmental regulations mandating or incentivizing alternative energy sources or attempting to control or limit emissions and pollution. For example, amendments to the International Convention for the Prevention of Pollution from Ships, or MARPOL, established a phased reduction of the sulfur content in fuel oil and allows for stricter sulfur limits in designated emission control areas. Further changes in laws and regulations applicable to international and national maritime trade are expected over the coming years. Complying with these and other laws and regulations may require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell. Although the ultimate impact of any regulations is difficult to predict accurately, they could have a material adverse effect on our business or on the businesses of our customers.
Our business is subject to seasonal variability, which can cause our revenues and operating results to fluctuate and adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Our seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results for the fourth and first quarters of the year tend to be the strongest while the second quarter is generally the weakest. However, extreme or unseasonable weather conditions could significantly reduce demand for our products and services which can, in turn, adversely impact our results of operations. There can be no assurance that seasonal variability factors will continue in future periods. Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year. These seasonal fluctuations in our quarterly operating results may adversely affect the market price of our shares.

We are subject to unique business risks as a result of selling to government customers and reduced sales to our government customers could adversely affect our profitability.
Sales to government customers, which includes sales to the U.S. Defense Logistics Agency, the North Atlantic Treaty Organization (NATO), and other government and military customers, account for a significant portion of our profitability, particularly in our aviation segment. A decrease in defense spending as a result of factors such as U.S. and foreign government budget constraints or the withdrawal of armed forces from Afghanistan could result in a significant reduction in sales and related profit in our government services business. Furthermore, due to the nature of these types of conflicts, withdrawals from certain areas may be sudden, subjecting us to losses or higher expenses associated with disposing of unused inventory, removal or abandonment of equipment and relocation of employees. Government contracts are requirements based, and therefore profitability associated with our government services business may fluctuate significantly from time to time as a result of the commencement, extension or completion of existing and new government contracts. As a result of complex logistics and extended payment terms for our government customers, sales of products and services to such customers generally carry higher margins than sales to other customers. Accordingly, a decrease in government sales could contribute disproportionately to a reduction in our gross margin and profitability and such decrease could be sudden. The loss of a significant government customer or a material reduction in sales to government customers would adversely affect our business, financial condition, results of operations and cash flows.
In addition, contracting with government customers is inherently complex. Government contracts are subject to specific procurement regulations and a variety of other requirements, which affects how we transact business with our customers and can impose additional costs on our business operations. Government contracts are also generally subject to oversight, including audits and investigations which could identify violations of these agreements or applicable procurement regulations, such as the Federal Acquisition Regulation for contracts with the U.S. federal government. Such violations, including those caused by our subcontractors, could result in a range of consequences including, but not limited to, contract price adjustments, civil and criminal penalties, contract termination, forfeiture of profit and/or suspension of payment, and suspension or debarment from future government contracts. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our business, financial condition, and results of operations.
Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices are impacted by many factors beyond our control, including:

•	global economic conditions;

•	changes in global crude oil and natural gas prices;

•	expected and actual supply and demand for fuel;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•	geopolitical conditions;

•	laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;

•	changes in pricing or production controls by various organizations and oil producing countries;

•	technological advances affecting energy consumption or supply;

•	energy conservation efforts;

•	price and availability of alternative fuels; and

•	weather.
If fuel prices increase, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs or comply with new environmental regulations to obtain associated incentives. For example, in the shipping industry a number of container ships sail at reduced speeds, known as “slow steaming,” to conserve fuel and reduce carbon emissions. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to prepay for fuel purchases which would impair our liquidity.

Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on our results of operations and overall profitability. This outcome can be due to a number of factors, including reduced demand from our customers involved in the oil exploration sector and for our price risk management products. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business as a result of lower working capital requirements.
Finally, we maintain fuel inventories for competitive or logistical reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory although we may manage or hedge this price exposure with derivatives. Our inventory is valued using the weighted average cost methodology and is stated at the lower of average cost or market. A rapid decline in fuel prices could cause our inventory value to be higher than market, resulting in our inventory being marked down to market or the inventory itself sold at lower prices. While we attempt to mitigate these fluctuations through hedging, such hedges may not be fully effective. Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating fluctuations in prices, we could record a write down of inventory on hand and incur a non-cash charge or suffer losses as fuel is sold, which could adversely impact our earnings.
Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including:

•	trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;

•	the costs of hiring and retaining senior management for overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	unexpected changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including the payment of distributions;

•	governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;

•	political risks, including changes in governments; and

•	terrorism, war, civil unrest and natural disasters.
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
The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and related services to our customers. Political instability, natural disasters, transportation, terminal or pipeline capacity constraints, terrorist activity, piracy, military action or other similar conditions may disrupt the availability or supply of fuel. Decreased availability or supply of fuel or other petroleum products may have a negative impact on our sales and margins and adversely affect our operating results. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.
We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms. In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to the large commercial airlines, shipping companies and commercial and industrial users. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to reenter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing in order to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.
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
We maintain insurance to cover various risks associated with the operation of our business. Certain risks, however, such as environmental risks, are not fully insurable and our insurance coverage does not cover all potential losses, costs, or liabilities. Accordingly, our insurance policies may not adequately cover or may have exclusions of coverage for certain losses. Therefore, our insurance coverage may not be available or, if available, may not be adequate to cover claims that may arise.
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
We are currently, and may in the future be, involved in legal proceedings that arise in the ordinary course of our business. Lawsuits and other administrative or legal proceedings as well as any governmental investigations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we generally maintain insurance to mitigate certain costs, costs associated with lawsuits or other legal proceedings may exceed the limits of insurance policies, which could adversely impact our results of operations. Furthermore, our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
Fluctuations in foreign exchange rates could materially affect our financial condition and results of operations.
The majority of our business transactions are denominated in U.S. dollars. In particular markets, however, payments to certain of our fuel suppliers and from certain of our customers are denominated in local currency. We also have certain liabilities, primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. Although we generally use hedging strategies to manage and minimize the impact of foreign currency exchange risk when available, these hedges may be costly and at any given time, only a portion of this risk may be hedged. Accordingly, our exposure to this risk may be substantial and fluctuations in foreign exchange rates could adversely affect our profitability.
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
The U.K.’s proposed withdrawal from the E.U. could harm our business and financial results.
As a result of the June 23, 2016 referendum in which British voters approved an exit from the European Union (“E.U.”), commonly referred to as "Brexit", it is expected that the British government will commence negotiations to determine the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. These factors pose a risk to the overall U.K. economy and as a result, our operations in the U.K., particularly in our land segment, as well as our global operations, could be adversely impacted.
In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar. The strengthening of the U.S. dollar relative to the British pound and other currencies may harm our results of operations as the local currency results of our international operations may translate into fewer U.S. dollars. Uncertainty over Brexit and currency fluctuations could also impact our customers, who may closely monitor their costs and reduce their spending budgets on our products and services, which in turn, may adversely affect our business, results of operations and financial condition. Furthermore, our hedging activities may not be effective to mitigate volatile fuel prices and may expose us to counterparty risk.
Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. We may incur additional costs and expenses as we adapt to such potentially divergent regulatory frameworks. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Adverse consequences concerning Brexit or the E.U. could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, continued volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Current and proposed derivatives legislation and rulemaking could have a material adverse effect on our business.
The Dodd Frank Wall Street Transparency and Accountability Act of 2010 (the “Dodd-Frank Act”) provides for federal regulation of the over the counter derivative markets both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC broad authority to regulate such markets and their participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The Dodd-Frank Act and the rules being promulgated thereunder subject certain swap participants to capital and margin requirements and business conduct standards. If we or our derivatives counterparties are subject to additional requirements imposed as a result of the Dodd-Frank Act, this may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to risks of adverse changes in energy commodities prices. Further, on December 30, 2016, the CFTC re-proposed new position limits rules for public comment, which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions, and solicited public comment with respect to the same. These rules have not been finalized, and we cannot currently predict whether or when the re-proposed rules will be adopted, in what form the rules will be adopted, or the effect of the final rules, if any, on our businesses. Any such regulations could also subject our derivatives counterparties to limits on commodity positions and thereby have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
In addition, upcoming E.U. derivative regulations and other legislation regulating the use of derivatives that certain foreign jurisdictions have adopted or are in the process of adopting, could have a material adverse effect on our business. For example, in early 2016, the E.U. Commission announced that the deadline for two key sets of derivative regulations schedules to come into effect, the Markets in Financial Instruments Directive II (“MiFID II”) and the Markets in Financial Instruments Regulation (“MiFIR”), originally set for January 2017, had been postponed to January 2018. As we approach the January 2018 MiFID II and MiFIR regulatory implementation, we will continue to evaluate how these E.U. regulations, may impact our ability to conduct our business.
Any new (or newly implemented) regulations and international legislation could:

•
significantly increase the cost of our derivative contracts (including through requirements to post collateral, which could adversely affect our cash flows and liquidity, or require us to obtain licenses and subject us directly or indirectly to additional reporting and other requirements),

•	materially alter the terms of our derivative contracts,

•	reduce our ability to offer derivative and other price management products to our customers,

•	require that we limit our derivatives activities to avoid being subject to burdensome requirements and regulations;

•	reduce the demand for our price risk management services,

•	reduce the availability of derivatives to protect against risks we encounter,

•	increase price volatility in the commodities we buy and sell (and derivatives related to those commodities),

•	affect cash flow and liquidity due to margin calls,

•	reduce our ability to monetize or restructure our existing commodity price contracts, and

•	increase our exposure to less creditworthy counterparties.
If the increased cost of derivative contracts is significant or we reduce or limit our derivatives activities as a result of any such legislation or rules, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth our principal properties, the majority of which are leased, as of February 4, 2017. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2017 in any material respect.
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
PROPERTIES

Location	Principal Use	Lease Expiration

9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, marine and land segments	May 2021

62 Buckingham Gate London, UK SW1E 6AJ	Administrative, operations and sales office for aviation, marine and land segments	June 2028

238A Thompson Road #08‑01/10 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	March 2020

Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2017

Av. Rio Branco 181, Suite 3301 - Parte, Centro Rio de Janeiro, Brazil 20040 007	Administrative, operations and sales office for aviation, marine and land segments	Month-to-month

Praia do Flamengo, 200, 22nd floor Rio de Janeiro, Brazil 22210 030	Administrative, operations and sales office for aviation, marine and land segments	November 2021

Paseo de la Reforma 231, Piso 8 Cuauhtémoc Delegacion Cuauhtémoc C.P. 06500, Mexico D.F	Administrative, operations and sales office for aviation segment	January 2020

Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	December 2019

605 North Highway 169, Suites 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2018

25 Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	March 2020

Strommen 6 9400 Norresundby, Denmark	Administrative, operations and sales office for aviation and land segments	Month-to-month

6000 Metcalf Avenue Overland Park, KS 66202, USA	Administrative, operations and sales office for land segment	August 2017

8650 College Boulevard Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, marine and land segments	August 2017

Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned

300 Flint Ridge Road Webster, Texas 77598, USA	Administrative, operations and sales office for aviation segment	Owned

Fantoftvegen 38, 5072 Bergen, Norway	Administrative, operations and sales office for land segment	November 2023

2320 Milwaukee Way, Tacoma, Washington 98421, USA	Administrative, operations and sales office for land segment	June 2026

Location	Principal Use	Lease Expiration
4920 Southern Boulevard Virginia Beach, VA 23462, USA	Administrative, operations and sales office for land segment	Owned

Odinsgatan 10, SE-411 03 Göteborg, Sweden	Administrative, operations and sales office for aviation segment	January 2019

1B North Mole Road (C.P. No. 1360) Gibraltar	Administrative, operations and sales office for marine segment	May 2021

The Docks, Falmouth, Cornwall, TR11 4NR, United Kingdom	Administrative, operations and sales office for marine segment	February 2037

Huskisson Dock No.1 Regent Road Liverpool, United Kingdom	Administrative, operations and sales office for marine segment	February 2029

Item 3. Legal Proceedings
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
From time to time, we are under review by the Internal Revenue Service and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, US, Brazil and South Korea, where the amounts under controversy may be significant. See notes 8 and 10 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 30, 2016, the closing price of our stock on the NYSE was $45.91. The following table sets forth, for each quarter in 2016 and 2015, the high and low sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2016
First quarter	$49.50	$35.13
Second quarter	51.01	42.95
Third quarter	49.38	44.14
Fourth quarter	47.30	38.79

2015
First quarter	$58.28	$45.66
Second quarter	57.72	47.95
Third quarter	49.29	34.44
Fourth quarter	45.63	35.96
As of February 3, 2017, there were 363 shareholders of record of our common stock.
Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2016 and 2015.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2016
First quarter	$0.0600	March 3, 2016	March 18, 2016	April 8, 2016
Second quarter	0.0600	May 26, 2016	June 10, 2016	July 1, 2016
Third quarter	0.0600	September 12, 2016	September 23, 2016	October 12, 2016
Fourth quarter	0.0600	November 30, 2016	December 16, 2016	January 6, 2017

2015
First quarter	$0.0600	March 3, 2015	March 20, 2015	April 10, 2015
Second quarter	0.0600	June 1, 2015	June 19, 2015	July 10, 2015
Third quarter	0.0600	September 9, 2015	September 21, 2015	October 13, 2015
Fourth quarter	0.0600	November 24, 2015	December 18, 2015	January 8, 2016
Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $100.0 million plus (ii) 50% of the cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ended March 31, 2016, plus (iii) 100% of the net proceeds of all equity issuances made after October 2013. For additional information regarding our Credit Facility and Term Loans, see Note 7 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2011 through December 31, 2016. The cumulative return includes reinvestment of dividends.
Equity Compensation Plans
The following table summarizes securities authorized for issuance related to outstanding restricted stock units (“RSUs”) and stock‑settled stock appreciation rights ("SSAR Awards") under our 2016 equity compensation plan (which was approved by our shareholders in May 2016) (the "2016 Plan") and available for future issuance under our 2016 Plan as of December 31, 2016 (in millions, except weighted average price data), as well as the 2006 equity compensation plan (the "2006 Plan"):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding RSUs and SSAR Awards	(b) Weighted average exercise price of outstanding RSUs and SSAR Awards(1)	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
2016 Omnibus Plan	—	$—	4.3
2006 Omnibus Plan (amended and restated)	1.5	$44.97	—

(1)
Calculated without taking into account shares of common stock subject to the RSUs reported in column (a) and that will become issuable following vesting of such RSUs without any cash consideration or other payment required.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2016 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/16-10/31/16	—	$—	—	$100,000
11/1/16-11/30/16	562	40.91	556	77,243
12/1/16-12/31/16	—	—	—	77,243
Total	562	$40.91	556	$77,243

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)
In September 2016, our Board of Directors approved a common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of December 31, 2016, $77.2 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities laws and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2016, see the corresponding Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this 2016 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except earnings and dividends per share data)

	For the Year ended December 31,
	2016	(1)	2015	(2)(3)	2014	(2)(4)	2013	(2)(5)	2012	(2)(6)
Revenue	$27,015.8		$30,381.4		$43,391.8		$41,559.9		$38,947.2
Cost of revenue	26,116.8		29,520.4		42,572.7		40,807.8		38,277.4
Gross profit	899.0		861.0		819.1		752.2		669.8
Operating expenses (7)	710.1		615.3		542.4		488.5		416.4
Income from operations	188.9		245.7		276.7		263.7		253.4
Non-operating income (expenses), net (8)	(46.7)		(27.9)		(1.9)		(15.4)		(17.4)
Income before income taxes	142.1		217.7		274.8		248.3		236.0
Provision for income taxes	15.7		47.2		53.6		46.0		38.0
Net income including noncontrolling interest	126.4		170.5		221.1		202.3		198.0
Net (loss) income attributable to noncontrolling interest	—		(3.9)		(3.3)		4.4		11.7
Net income attributable to World Fuel (8)	$126.5		$174.5		$224.5		$198.0		$186.3
Basic earnings per common share (8)	$1.82		$2.49		$3.17		$2.78		$2.62
Basic weighted average common shares	69.3		70.2		70.8		71.2		71.2
Diluted earnings per common share (8)	$1.81		$2.47		$3.15		$2.76		$2.59
Diluted weighted average common shares	69.8		70.7		71.3		71.8		71.8
Cash dividends declared per common share	$0.24		$0.24		$0.15		$0.15		$0.15

	As of December 31,
	2016	(1)	2015	(2)(3)	2014	(2)(4)	2013	(2)(5)	2012	(2)(6)
Cash, cash equivalents and short-term investments	$698.6		$582.5		$302.3		$292.1		$172.7
Accounts receivable, net	2,344.0		1,812.6		2,308.2		2,538.6		2,193.9
Total current assets	3,836.6		3,246.0		3,675.2		3,815.5		3,281.4
Total assets	5,412.6		4,525.3		4,878.1		4,735.2		4,105.4
Total current liabilities	2,182.7		1,754.2		2,241.9		2,518.9		2,152.0
Total long-term liabilities	1,290.0		865.3		776.8		545.9		416.8
Total equity (9)	1,940.0		1,905.9		1,859.4		1,670.5		1,536.6

(1)
In 2016, we acquired the assets of certain ExxonMobil affiliates in Canada and two airports in France on November 1st, and the U.K. and one airport in France on December 1st, as well as all of the outstanding stock of PAPCO, Inc. ("PAPCO") and Associated Petroleum Products, Inc. ("APP") on July 1st. We also completed six additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)	Certain prior period amounts have been revised to reflect the impact of adjustments made to the company's provision for income taxes.

(3)
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

(7)
Included in operating expenses are total non‑cash compensation costs associated with share‑based payment awards of $19.3 million for 2016, $17.0 million for 2015, $15.8 million for 2014, $16.7 million for 2013, and $14.1 million for 2012 and intangible amortization expense of $39.7 million for 2016, $30.4 million for 2015, $27.0 million for 2014, $22.6 million for 2013, and $18.1 million for 2012.

(8)
Included in non-operating income (expenses), net for 2014 is a gain of $18.1 million related to the sale of our crude oil joint venture interests. The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

(9)
In 2016, we repurchased 963,217 shares of common stock for an aggregate value of $41.2 million. In 2015, we repurchased 1,584,000 shares of our common stock for an aggregate value of $70.5 million. In 2014, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million. In 2013, we repurchased 926,000 shares of our common stock for an aggregate value of $35.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Item 6 – Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2016 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ significantly from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”

Overview
We are a global energy management company involved in providing energy procurement advisory services, supply fulfillment and transaction and payment management solutions to commercial and industrial customers, principally in the aviation, marine and transportation industries. We compete by providing our customers with value‑added benefits, including single‑supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing. We primarily contract with third parties for the delivery and storage of fuel products, however, we also operate storage facilities and transportation assets.
Business Outlook

Marine
Declines in commodity and energy prices, together with slow economic growth globally, continue to impact the shipping and offshore oil exploration markets, adversely affecting our marine segment. These macroeconomic trends are complex and present both opportunities and risks for our business. Sustained low fuel prices as compared to previous years, and limited volatility result in decreased per unit margins, reduced demand for our price risk management products, and lower sales to the offshore specialty market due to the significant reduction in offshore exploration activity. We expect that adverse conditions, specifically those in shipping markets will continue into 2017. Further, as previously communicated, we have substantially completed certain cost reduction activities in our Marine segment, which are designed to lower our marine segment cost structure and drive efficiencies. In connection with these activities, for the year ended December 31, 2016, we recognized a charge of approximately $4.0 million.
Aviation
Sustained low fuel prices have reduced the working capital cost required to support our aviation segment, thereby improving returns and making such capital available for investment in other areas of our business. A significant portion of our aviation business consists of providing fuel and related products and services to the U.S. and foreign governments. While we still expect military-related activity to decline over time, the related contribution to aviation profitability in 2016 increased compared to the levels we experienced in 2015. Demand for these products and services is driven by global events and military-related activities and can therefore significantly change from period to period.
Our aviation segment capabilities will benefit from the previously announced ExxonMobil transaction, where we agreed to acquire aviation fueling operations from certain ExxonMobil affiliates. This transaction once completed will expand our commercial and general aviation network by adding physical supply at more than 80 airports throughout Canada, France, U.K., Germany, Italy, New Zealand, and Australia. During the fourth quarter of 2016, we completed the acquisitions of the Canada, France and U.K. locations. Our integration team remains diligently engaged in completing this transaction and the remaining locations are expected to be completed during the first half of 2017. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents.
Land
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including the recently completed PAPCO, Inc. ("PAPCO") and Associated Petroleum Products, Inc. ("APP") acquisitions. Headquartered in Virginia Beach, VA and Tacoma, WA, respectively, PAPCO and APP are leading distributors of gasoline, diesel, lubricants, propane and related services in the Mid-Atlantic and the Pacific Northwest regions of the United States, respectively. These acquisitions combined with our existing land segment operations, will serve to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the United States.
However, our land segment can be impacted substantially by weather conditions. In periods where we experience historically extreme weather conditions, demand for our products may be affected. For example, during 2016, we experienced unseasonably warm weather conditions in the U.K., which lowered demand for our fuel products. The continuation of unusual weather conditions in the future could adversely impact our results of operations.
General
In summary, our aviation segment delivered strong results, but our land and marine segments were both challenged.  To address these challenges, in addition to our previously announced cost reduction activities that we effectively completed, we are embarking on additional cost reduction initiatives across the business.

We may also experience decreases in future sales volumes and margins as a result of further deterioration in the world economy, declines in the transportation industry, natural disasters and continued conflicts and instability in the Middle East, Asia and Latin America, as well as potential future terrorist activities and possible military retaliation.
Recent Developments

ExxonMobil Fueling Operations Acquisition
In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at more than 80 airport locations in Canada, the U.K, Germany, Italy, France, Australia and New Zealand. The total purchase price is approximately $260.0 million and is expected to be fully funded with cash on hand. On November 1, 2016, we completed the acquisition of the Canada locations and certain France locations. On December 1, 2016, we completed the acquisition of the U.K. locations and the remaining France location. The remaining locations are expected to be completed during the first half of 2017. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents.
Other Matters
On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. On February 2, 2017, the Korean Rehabilitation Court terminated Hanjin’s rehabilitation process. It is expected that Hanjin will declare Bankruptcy on or about February 17, 2017 and commence liquidation proceedings. During the quarter ended December 31, 2016, we wrote off approximately $5.8 million of Hanjin receivables associated with specific vessels against which enforcement of our maritime liens is unlikely to be successful. As of December 31, 2016, we had outstanding receivables of approximately $7.0 million, net of anticipated insurance recoveries. While we believe we will recover all or substantially all of the outstanding receivables, there can be no assurance that we will be able to recover all of the remaining amounts owed or fully mitigate all losses.
In connection with the December 2016 bankruptcy filing of our former joint venture partner, we wrote off approximately $7.5 million of outstanding amounts owed to us by our former joint venture partner, during the three months ended December 31, 2016.
Reportable Segments
We operate in three reportable segments consisting of aviation, marine and land.  In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments as well as intergovernmental organizations. In our land segment, we offer fuel, lubricants, power and natural gas solutions through Kinect, our global energy management services platform, and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. Within each of our segments we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.
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
The results of operations include the results of (i) the fueling operations acquired from certain ExxonMobil affiliates in Canada and France, both commencing on November 1, 2016, (ii) the fueling operations acquired from certain ExxonMobil affiliates in the U.K. and the remaining location in France, both commencing on December 1, 2016, (iii) PAPCO and APP, both commencing on July 1, 2016, (v) Pester commencing on September 1, 2015, however, the Pester retail operations are excluded commencing May 1, 2016, the effective date of the divestment of the retail operations, (vii) Watson Petroleum commencing on March 7, 2014 and (vii) Colt commencing on July 29, 2014; their respective acquisition dates.
Selected financial information with respect to our business segments is provided in Note 12 to the accompanying consolidated financial statements included in this 2016 10‑K Report.
Results of Operations
In our aviation and land segments, we primarily purchase and resell fuel and other products, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel sales and by the volume and commission rate of the brokering business. Profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.
Our revenue and cost of revenue are significantly impacted by fuel prices. Our operating results are subject to seasonal variability. Seasonality results from various factors, including traditionally higher demand for natural gas and home heating oil during the winter months, and aviation and land fuel during the summer months, as well as other seasonal weather patterns. Additionally, significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements.
2016 compared to 2015
Revenue. Our revenue for 2016 was $27.0 billion, a decrease of $3.4 billion, or 11.1%, as compared to 2015. Our revenue during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$10,914.4	$11,739.8	$(825.4)
Marine segment	7,182.5	9,367.2	(2,184.7)
Land segment	8,918.8	9,274.3	(355.5)
Total	$27,015.8	$30,381.4	$(3,365.6)
Revenues in our aviation segment were $10.9 billion for the year ended 2016, a decrease of $0.8 billion, or 7.0% as compared to 2015. The decline in aviation revenues was driven by lower average jet fuel prices per gallon sold during the year ended 2016, where the average price per gallon sold was $1.53, as compared to $1.85 in 2015. The overall decline attributable to jet fuel prices was partially offset by increased volume, where volumes for the year ended 2016 were 7.1 billion gallons, an increase of 12.4%, as compared to 2015.
Revenues in our marine segment were $7.2 billion for the year ended 2016, a decrease of $2.2 billion, or 23.3%, as compared to 2015. The decrease was driven primarily by a 20.1% decline in the average price per metric ton sold, to $229.17 for the year ended 2016, as compared to $286.9 in 2015. Volumes in our marine segment for the year ended 2016 were 31.4 million metric tons, a decrease of 1.3 million metric tons or 4.0%, as compared to 2015.
Revenues in our land segment were $8.9 billion for the year ended 2016, a decrease of $0.4 billion, or 3.8%, as compared to 2015. The decline in land revenues primarily resulted from a lower average fuel price per gallon sold during the year ended 2016, where the average price per gallon sold was $1.66, as compared to $1.88 in 2015.  The overall decline was partially offset by an increase in volumes, from new customers and acquired businesses, where volumes for the year ended 2016 were 5.4 billion gallons, an increase of $433.2 million, or 8.8%, as compared to 2015.
Gross Profit. Our gross profit for 2016 was $899.0 million, an increase of $38.0 million, or 4.4%, as compared to 2015. Our gross profit during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$401.0	$361.9	$39.1
Marine segment	149.5	189.6	(40.1)
Land segment	348.5	309.5	39.0
Total	$899.0	$861.0	$38.0
Our aviation segment gross profit for the year ended 2016 was $401.0 million, an increase of $39.1 million, or 10.8%, as compared to 2015. The increase in aviation gross profit was due to increased volume attributable to the core resale business in North America and Europe, as well as increased activity in our U.S. and foreign military-related businesses.
Our marine segment gross profit for the year ended 2016 was $149.5 million, a decrease of $40.1 million, or 21.1%, as compared to 2015. The marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. The lower fuel price environment combined with lower price volatility, led to decreased demand for our price risk management offerings, which contributed to lower overall unit margins.
Our land segment gross profit for the year ended 2016 was $348.5 million, an increase of $39.0 million, or 12.6%, as compared to 2015. The increase in land segment gross profit was primarily driven by recently acquired businesses, including PAPCO, APP and acquisitions in Kinect, our global energy management services business. Increases in our land segment were partially offset by lower demand in the U.K. due to unseasonably warm weather conditions.
Operating Expenses. Total operating expenses for 2016 were $710.1 million, an increase of $94.8 million, or 15.4%, as compared to 2015. The following table sets forth our expense categories (in millions):

	2016	2015	$ Change
Compensation and employee benefits	$413.3	$365.8	$47.5
Provision for bad debt	15.4	7.5	8.0
General and administrative	281.4	242.1	39.3
Total	$710.1	$615.3	$94.8
Of the $47.5 million increase in compensation and employee benefits, $29.4 million was due to expenses related to acquired businesses and $18.1 million was due to compensation for new hires to support our growing global business. The $39.3 million increase in general and administrative expenses was principally due to expenses related to acquired businesses.
Income from Operations. Our income from operations for 2016 was $188.9 million, a decrease of $56.8 million, or 23.1%, as compared to 2015. Income from operations during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$160.5	$132.2	$28.3
Marine segment	30.2	73.0	(42.7)
Land segment	70.8	101.4	(30.6)
	261.5	306.5	(45.0)
Corporate overhead - unallocated	72.7	60.9	11.8
Total	$188.9	$245.7	$(56.8)
Our income from operations, including unallocated corporate overhead, for the year ended 2016 was $188.9 million, a decrease of $56.8 million, or 23.1%, as compared to 2015.  The decline was attributable to our marine segment and our land segment. In our marine segment, income from operations for the year ended 2016 was $30.2 million, a decrease of $42.7 million, or 58.6%, as compared to 2015. Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. The lower fuel price environment, combined with lower price volatility and to a lesser extent, increased competition, led to decreased demand for our price risk management offerings and lower overall unit margins in 2016 as compared to 2015. In addition, certain large marine customers experienced financial challenges, which created disruption and resulted in lower sales to such customers. In our land segment, income from operations for the year ended 2016 was $70.8 million, a decrease of $30.6 million, or 30.1% as compared to 2015 due to the higher compensation expenses and increased amortization expenses related to acquired businesses. The declines in our income from operations in our marine and land segments were partially offset by increases in our aviation segment of $28.3 million, or 21.4%, where our aviation segment benefited from increased volume attributable to our core resale business in North America and Europe, and increased activity in our U.S. and foreign military-related businesses.
Corporate overhead costs not charged to the business segments for the year ended 2016 were $72.7 million, an increase of $11.8 million, or 19.4%, as compared to 2015, principally driven by additional costs related to overall corporate enterprise activities that are not charged to the business segments and are designed to support our growing global business.
Non-Operating Expenses, net. We had non-operating expenses, net of $46.7 million and $27.9 million, for the year ended 2016 and 2015, respectively. Increased debt costs of $8.8 million resulted from higher average borrowings in 2016 as compared to 2015. Also, in connection with the December 2016 bankruptcy filing of our former joint venture partner, we wrote off approximately $7.5 million of outstanding amounts owed to us by our former joint venture partner, during the three months ended December 31, 2016. These expenses were offset by a $4.4 million million positive change related to foreign currency exchange during 2016 as compared to 2015.
Income Taxes. For the year ended 2016, our effective income tax rate was 11.0% and our income tax provision was $15.7 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $47.2 million in 2015. The lower effective income tax rate for 2016, as compared to 2015, resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
Net Income and Diluted Earnings per Common Share. Our net income for the year ended 2016 was $126.5 million, a decrease of $48.0 million, or 27.5%, as compared to 2015. Diluted earnings per common share for the year ended 2016 was $1.81 per common share, a decrease of $0.66 per common share, or 26.7%, as compared to 2015.
2015 compared to 2014
Revenue. Our revenue for 2015 was $30.4 billion, a decrease of $13.0 billion, or 30.0%, as compared to 2014. Our revenue during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$11,739.8	$17,268.8	$(5,529.0)
Marine segment	9,367.2	13,843.3	(4,476.1)
Land segment	9,274.3	12,279.6	(3,005.3)
Total	$30,381.4	$43,391.8	$(13,010.4)
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
Our land segment revenue for 2015 was $9.3 billion, a decrease of $3.0 billion, or 24.5%, as compared to 2014. Of the decrease in land segment revenue, $5.0 billion was due to a decrease in the average price per gallon sold as a result of lower average land fuel prices in 2015 as compared to 2014, which was partially offset by $1.6 billion due to increased volume attributable to new and existing customers and $0.4 billion due to revenue from acquired businesses.

Gross Profit. Our gross profit for 2015 was $861.0 million, an increase of $41.9 million, or 5.1%, as compared to 2014. Our gross profit during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$361.9	$323.4	$38.5
Marine segment	189.6	207.8	(18.2)
Land segment	309.5	287.9	21.6
Total	$861.0	$819.1	$41.9
Our aviation segment gross profit for 2015 was $361.9 million, an increase of $38.5 million, or 11.9%, as compared to 2014. Of the increase in aviation segment gross profit, $31.0 million was due to increased volume attributable to new and existing customers and $27.4 million was due to gross profit from acquired businesses. These increases were partially offset by $19.9 million in lower gross profit per gallon sold due to fluctuations in customer mix.
Our marine segment gross profit for 2015 was $189.6 million, a decrease of $18.2 million, or 8.8%, as compared to 2014. Of the decrease in marine segment gross profit, $71.2 million was due to lower gross profit per metric ton sold in 2015 as compared to 2014 due to fluctuations in customer mix, which was partially offset by $53.0 million in increased volume attributable to new and existing customers.
Our land segment gross profit for 2015 was $309.5 million, an increase of $21.6 million, or 7.5%, as compared to 2014. Of the increase in land segment gross profit, $37.5 million was due to increased volume attributable to new and existing customers and $26.7 million was due to gross profit from acquired businesses. These increases were partially offset by $42.6 million in lower gross profit per gallon sold due to fluctuations in customer mix.
Operating Expenses. Total operating expenses for 2015 were $615.3 million, an increase of $72.9 million, or 13.5%, as compared to 2014. The following table sets forth our expense categories (in millions):

	2015	2014	$ Change
Compensation and employee benefits	$365.8	$319.8	$46.0
Provision for bad debt	7.5	3.8	3.7
General and administrative	242.1	218.8	23.3
Total	$615.3	$542.4	$72.9
Of the $46.0 million increase in compensation and employee benefits, $24.4 million was due to the inclusion of expenses from acquired businesses and $21.6 million was principally due to compensation for new hires to support our growing global business. Of the $23.3 million increase in general and administrative expenses, $21.4 million was due to the inclusion of expenses from acquired businesses and $1.9 million was due to increased general and administrative expenses to support our growing global business.
Income from Operations. Our income from operations for 2015 was $245.7 million, a decrease of $31.0 million, or 11.2%, as compared to 2014. Income from operations during these periods was attributable to the following segments (in millions):

	2015	2014	$ Change
Aviation segment	$132.2	$144.1	$(11.9)
Marine segment	73.0	92.2	(19.2)
Land segment	101.4	93.9	7.5
	306.5	330.2	(23.7)
Corporate overhead - unallocated	60.9	53.5	7.3
Total	$245.7	$276.7	$(31.0)
Our aviation segment income from operations for 2015 was $132.2 million, a decrease of $11.9 million, or 8.3%, as compared to 2014. This decrease resulted from a $50.4 million increase in operating expenses, which was partially offset by $38.5 million in higher gross profit. Of the increase in operating expenses, $28.2 million was related to the inclusion of acquired businesses, $3.8 million was related to the termination of the employment agreement of our former Aviation Segment President and $18.4 million was due to increased operating expenses to support our growing global business.
Our marine segment income from operations for 2015 was $73.0 million, a decrease of $19.2 million, or 20.9%, as compared to 2014. This decrease resulted from $18.2 million in lower gross profit and a $1.0 million increase in operating expenses.
Our land segment income from operations for 2015 was $101.4 million, an increase of $7.5 million, or 8.0%, as compared to 2014. This increase resulted from $21.6 million in higher gross profit, which was partially offset by a $14.2 million increase in operating expenses. The increase in operating expenses was principally due to expenses related to acquired businesses.
Corporate overhead costs not charged to the business segments for 2015 were $60.9 million, an increase of $7.3 million, or 13.7%, as compared to 2014. This increase was principally due to increased expenses to support our growing global business.
Non-Operating (Expenses) Income, net. For 2015, we had non-operating expenses, net of $27.9 million, as compared to non-operating expenses, net of $1.9 million in 2014. This $26.0 million change was principally due to an $18.1 million gain on the sale of our crude oil joint venture interests in 2014, a $6.7 million reduction of equity earnings in 2015 as compared to 2014 and a $4.7 million increase in interest expense and other financing costs, net, as a result of higher average borrowings in 2015 as compared to 2014. The decrease in earnings from our equity investments is principally related to the sale of our crude oil transloading joint venture in December 2014.
Income Taxes. For 2015, our effective income tax rate was 21.7% and our income tax provision was $47.2 million, as compared to an effective income tax rate of 19.5% and an income tax provision of $53.6 million for 2014. The higher effective income tax rate for 2015 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
Net Loss Attributable to Noncontrolling Interest. For 2015, net loss attributable to noncontrolling interest was $3.9 million as compared to net loss attributable to noncontrolling interest of $3.3 million for 2014.
Net Income and Diluted Earnings per Common Share. Our net income for 2015 was $174.5 million, a decrease of $50.0 million, or 22.3%, as compared to 2014. Diluted earnings per common share for 2015 was $2.47 per common share, a decrease of $0.68 per common share, or 21.6% as compared to 2014.
Liquidity and Capital Resources
Cash Flows
The following table reflects the major categories of cash flows for 2016, 2015 and 2014. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2016	2015	2014
Net cash provided by operating activities	$205.2	$447.5	$141.1
Net cash used in investing activities	(428.5)	(144.8)	(297.1)
Net cash provided by financing activities	340.9	(17.0)	169.5
2016 compared to 2015
Operating Activities. For 2016, net cash provided by operating activities was $205.2 million as compared to $447.5 million for 2015. The $242.2 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions. Cash flows from changes in inventory, resulted in a cash use of $130.9 million in 2016 as compared to 2015, primarily as a result of additional inventory in support of overall volume increases, specifically in our aviation and land segments. Additionally, cash flows from net accounts receivable and accounts payable balances, decreased $86.9 million primarily to fund the working capital needs of the aviation fueling business acquired. In 2016, changes in short-term derivative assets provided cash of 163.7 million as compared to $81.5 million in 2015. This $82.3 million positive cash flow change was offset by a $43.3 million negative cash flow change in short-

term derivative liabilities, reported within accrued expenses and other current liabilities, both of which primarily related to a decline in fuel prices.
Investing Activities. For 2016, net cash used in investing activities was $428.5 million as compared to $144.8 million for 2015. The $283.7 million increase in cash used in investing activities was principally due to an increase in the cash used for the acquisition of businesses in 2016 as compared to 2015.
Financing Activities. For 2016, net cash provided by financing activities was $340.9 million as compared to $17.0 million provided by financing activities for 2015. The  $357.9 million increase in cash provided by financing activities was primarily due to a $328.4 million increase in net borrowing under our credit facility in 2016 as compared to 2015.
2015 compared to 2014
Operating Activities. For 2015, net cash provided by operating activities was $447.5 million as compared to $141.1 million for 2014. The  $306.3 million increase in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions. Specifically, in 2015 changes in cash collateral with financial counterparties provided cash of $133.3 million as compared to cash used of $288.0 million in 2014. This $421.4 million positive cash flow change was due to the sharp decline in fuel prices in the latter part of 2014, which directly impacted the amount of collateral we were required to post with our financial counterparties in connection with our commodity contracts during 2014, and the subsequent maturation of these contracts in 2015. Additionally, in 2015 changes in short-term derivative assets provided cash of $81.5 million as compared to cash used of $265.8 million in 2014. This $347.2 million positive cash flow change was offset by a $373.3 million negative cash flow change in short-term derivative liabilities, reported within accrued expenses and other current liabilities, both of which primarily related to the decline in fuel prices and, to a lesser extent, an increase in the volume of commodity contracts executed with counterparties. The net positive cash flow changes noted above were partially offset by a $150.9 million cash flow change in inventories due to the continued decline in fuel prices.
Investing Activities. For 2015, net cash used in investing activities was $144.8 million as compared to $297.1 million for 2014. The $152.3 million decrease in cash used in investing activities was principally due to a decrease in the cash used for the acquisition of businesses in 2015 as compared to 2014.
Financing Activities. For 2015, net cash used in financing activities was $17.0 million as compared to $169.5 million provided by financing activities for 2014. The  $186.6 million decrease in cash provided by financing activities was principally due to a $126.5 million decrease in net borrowing in 2015 as compared to 2014 and $60.5 million increase of common stock repurchases in 2015 as compared to 2014.
Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2016 and 2015, we had cash and cash equivalents of $698.6 million and $582.5 million, respectively. Our primary uses of cash and cash equivalents are to make strategic investments, primarily acquisitions, and to purchase inventory. We are extended unsecured trade credit from nearly all of our suppliers for our fuel purchases; however, a small number of suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. On October 26, 2016, we amended our Credit Facility which added a new $520.0 million Term Loan facility, thereby increasing the aggregate outstanding Term Loans to approximately $840.0 million, and expanded our right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The amended Credit Facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $325.2 million and $416.0 million as of December 31, 2016 and December 31, 2015, respectively. Our issued letters of credit under the Credit Facility totaled $8.3 million and $5.5 million as of December 31, 2016 and December 31, 2015, respectively. We also had $840.0 million and $333.2 million in Term Loans outstanding as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, the unused portion of our Credit Facility was $926.5 million and $838.5 million, respectively.
Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Availability under our Credit Facility is also limited by, among other things our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2016, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
Other Credit Lines and Receivables Purchase Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2016 and December 31, 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $176.5 million and $208.4 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $600.0 million of our accounts receivable. As of December 31, 2016, we had sold accounts receivable of $235.5 million under the RPAs.
Short-Term Debt. As of December 31, 2016, our short-term debt of $15.4 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.
We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future.  We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the design phase and the cost incurred during 2016 was not considered significant. We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.
We believe that our cash and cash equivalents as of December 31, 2016 (of which $176.4 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Contractual Obligations and Off‑Balance Sheet Arrangements
Our significant contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see Notes 7 and 8 in the notes to the consolidated financial statements in Item 15 of this 2016 10‑K Report.
Contractual Obligations
Debt and Interest Obligations. These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.
Other Obligations. These obligations primarily consist of deferred compensation arrangements.
Unrecognized Income Tax Liabilities. As of December 31, 2016, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $68.6 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
As of December 31, 2016, our contractual obligations were as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$1,353.5	$50.4	$132.0	$1,169.0	$2.2
Operating lease obligations	149.8	38.4	46.8	29.8	34.7
Employment agreement obligations	1.3	1.3	—	—	—
Derivatives obligations	369.6	323.2	46.4	—	—
Purchase commitment obligations	143.5	137.8	5.7	—	—
Other obligations	13.5	8.5	4.1	0.7	0.2
Total	$2,031.2	$559.6	$235.1	$1,199.5	$37.0
Additionally, in connection with the ExxonMobil transaction, we have certain purchase contracts, under which we agreed to purchase between 1.69 million barrels and 2.02 million barrels of aviation fuel at future market prices.  The term of those agreement are for 10 years and have a 5 year renewal option, exercisable by mutual agreement.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.
As of December 31, 2016, we had issued letters of credit and bank guarantees totaling $184.8 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.
Surety Bonds.  In the normal course of business, we are required to post bid, performance and garnishment bonds, primarily in our aviation and land segments. As of December 31, 2016, we had $52.8 million in outstanding bonds that were arranged in order to satisfy various security requirements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2016 10‑K Report, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, share‑based payment awards, derivatives, goodwill and identifiable intangible assets and certain accrued liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2016 10-K Report.
Accounts Receivable and Allowance for Bad Debt
Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee that is responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off. Write-offs for the year ended December 31, 2016 did not have a significant impact on our consolidated statement of operations.

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified. Historical payment trends may not, however, be an accurate indicator of current or future credit worthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for estimated credit losses would have an adverse effect on our results of operations.
If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2016 10‑K Report.
Inventories
Inventories are valued primarily using average cost, and first-in first-out in certain limited locations, and are stated at the lower of average cost or market. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. Historically these adjustments have not had a significant impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
Derivatives
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk due to changes in foreign currency exchange rates. While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk.
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
We also enter into proprietary derivative transactions, primarily intended to capitalize on market opportunities related to fuel products we sell. Our limited amounts of proprietary derivative transactions carry a higher degree of risk than our other derivative activities due to the speculative nature of these transactions. For the year ended December 31, 2016, our proprietary derivative transactions did not have a significant impact to our consolidated statement of operations.
We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recognized as an asset or liability on the consolidated balance sheets and the changes in the the fair value of the contract is immediately recognized through earnings.
Our derivative contracts are subject to the accounting guidance for derivative instruments and recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedging instrument is initially recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the underlying forecasted transaction when both are settled or deemed probable of not occurring. The ineffective portion of the changes in the estimated fair market value of the hedging instrument is recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance shall be classified in a manner consistent with the nature of the instrument.
To qualify for hedge accounting, the hedging relationship between the hedging instruments and hedged items must be expected to be highly effective in achieving offsetting changes in the fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value and cash flow hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or futures prices for the hedging instrument. Hedge ineffectiveness measurement for our cash flow hedges is based on forward or futures prices for the hedged item and hedging instrument. Any excluded component (changes in the difference between the spot price and the forward or futures price), along with ineffectiveness, is included as a component of revenue or cost of revenue in earnings. Adjustments to the carrying amounts of hedged items in a fair value hedge relationship are discontinued in instances where the related hedging instrument is deemed no longer highly effective in achieving offsetting changes in fair value. Therefore, any previously recorded fair market value changes are not adjusted until the fuel is sold.
Business Combinations
We account for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Goodwill and Identifiable Intangible Assets
Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.
Goodwill is evaluated for impairment during the fourth quarter of each year based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount (Step 0). If we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the two-step impairment analysis described below.
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
The performance of the annual fiscal 2016 impairment analysis did not result in an impairment of the Company's goodwill. The qualitative assessment associated with step 0 and the quantitative assessment associated with step 1 of our goodwill impairment analysis both involve significant management estimates and judgment in order to properly determine that the factors assessed are appropriate and are accurate for each of the Company’s reporting units.
In connection with our acquisitions, we record identifiable intangible assets at fair value. The determination of the fair values of our identifiable intangible assets involves a significant amount of forecasting and other assumptions associated with recently acquired businesses for which we may not have as much historical information or trend data as we would for our existing businesses. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization during the fourth quarter of each year for potential impairment. Our impairment analysis of our intangible assets not subject to amortization (primarily trademarks and/or trade names) generally involves the use of qualitative and quantitative analyses to estimate whether the estimated future cash flows generated as a result of these assets will be greater than or equal to the carrying value assigned to such assets. We have not historically incurred any impairment losses associated with our intangible assets.
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
Share‑Based Payment Awards
We account for share‑based payment awards on a fair value basis. Under fair value accounting, the grant‑date fair value of the share‑based payment award is amortized as compensation expense, on a straight‑line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share‑based payment awards is reduced by an expected forfeiture amount on outstanding share‑based payment awards. We utilize our historical forfeiture rates to calculate future expected forfeitures. These estimates can vary significantly from actual forfeiture rates experienced. Our estimated forfeiture rates have historically approximated actual forfeitures.
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
Recent Accounting Pronouncements
Information regarding accounting standards adopted during 2016 is included in Note 1 to the accompanying consolidated financial statements included in this 2016 10‑K Report.
Recently Issued Accounting Standards
Intangibles - Goodwill and Other (Topic 350). In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendment an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard is effective at the beginning of our 2020 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued.
The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash. In November 2016, ASU 2016-18 was issued. The update requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. In October 2016, ASU 2016-16 was issued. The update prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Cash Flows: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. In March 2016, ASU 2016-06 was issued. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. The update is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.
Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  In March 2016, ASU 2016-05 was issued which clarifies the change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The update is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.
Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, ASU 2016-01 was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU supersedes the guidance to classify equity securities with readily determinable fair values into different categories, and requires equity securities (except those that are accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income.  It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. This update is effective at the beginning of our 2018 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.
Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU 2015-11, which simplifies the subsequent measurement of inventory. The updated guidance requires that Inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) be measured at the lower of cost and net realizable value. This standard is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP.  This ASU provides alternative methods of transition, a full retrospective and a modified restrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the interim period beginning January 1, 2018.
In preparation for adoption of the standard, we developed a cross-functional team and engaged a third-party service provider to assist us throughout our evaluation. In addition, we have factored the adoption into our ongoing ERP platform upgrade, which we previously committed to perform, as our system readiness is a key element towards the determination of the adoption approach we adopt. We continue to perform our assessment, and while those activities are not complete, we expect to identify similar performance obligations under ASC 606 as compared to those previously identified.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative and Financial Instruments Market Risk
We use commodity-based derivative contracts and financial instruments, when we deem it appropriate, to manage the risks associated with changes in the prices of fuel and fuel-related products, fluctuations in foreign currency exchange rates and interest rates, or to capture market opportunities. We utilize hedge accounting and formally designate certain of our derivative instruments as either cash flow or fair value hedges. Derivative instruments that are not designated are considered non-designated hedges and are designed to achieve an economic offset of the underlying price risk exposure. Financial instruments and positions affecting the financial statements of the company are described below and are held primarily for hedging purposes. As a result, any changes in income associated with our derivatives contracts are substantially offset by corresponding changes in the value of the underlying risk being mitigated.
Commodity Price Risk
Our commercial business segments use derivative instruments, primarily futures, forward, swap, and option contracts, in various markets to manage price risk inherent in the purchase and sale of fuel. Certain of these derivative instruments are utilized to mitigate the risk of price volatility in forecasted transactions in a cash flow hedge relationship, and to mitigate the risk of changes in the price of our inventory in a fair value hedge relationship. In addition, we use derivatives as economic hedges or to optimize the value of our fuel inventory by engaging in trading activities to capitalize on anticipated market opportunities. As of December 31, 2016, and December 31, 2015, the notional and fair market values of our commodity-based derivative instruments position were as follows (in millions, except weighted average contract price):

Commodity Contracts (In millions of BBL)			As of December, 31 2016			As of December, 31 2015
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2016	—	$—	$—	(3.6)	$60.526	$29.0
		2017	(3.2)	68.459	(10.7)	(0.8)	62.180	7.4
		2018	(1.0)	69.559	(5.0)	—	—	—
					$(15.7)			$36.4

Non-designated hedge	Commodity contracts	2016	—	—	—	(0.1)	49.720	15.4
		2017	0.1	54.660	13.9	0.3	26.105	0.1
		2018	0.2	62.461	5.5	0.1	10.640	1.4
		2019	—	71.250	0.7	—	—	—
		2020	—	17.080	0.6	—	20.295	0.5
		Thereafter	—	4.340	0.1	—	—	—
					$20.8			$17.4
Total commodity derivative contracts					$5.1			$53.8
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2016 would have a material impact on our income from operations.

The foreign currency denominated notionals and fair values in U.S. dollars of our exposures from our foreign currency exchange derivatives at December 31, 2016 were primarily related to the following (in millions, except weighted average contract price):

As of December, 31 2016
Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2017	AUD	(5.0)	0.760	$0.2
2017	CAD	(64.0)	1.330	1.1
2017	CHF	(0.6)	0.990	—
2017	CLP	(245.5)	671.730	—
2017	COP	(20,701.7)	3,033.920	—
2017	DKK	(130.2)	6.850	0.6
2017	EUR	(32.0)	1.110	2.1
2017	GBP	(7.4)	1.280	4.3
2017	INR	(72.4)	67.660	—
2017	JPY	(341.4)	103.330	0.4
2017	KRW	(11,735.9)	1,147.470	0.5
2017	MXN	123.4	20.010	(0.5)
2017	NOK	(34.2)	8.350	0.2
2017	NZD	(0.9)	0.710	—
2017	PHP	(8.0)	49.410	—
2017	PLN	(9.7)	3.980	0.1
2017	RON	(3.9)	4.070	0.1
2017	SEK	30.3	8.630	(0.2)
2017	SGD	(15.6)	1.390	0.4
2017	ZAR	1.0	14.130	—
2018	EUR	(1.7)	1.110	0.1
2018	GBP	(1.4)	1.370	0.2
2019	GBP	(0.6)	1.400	0.1
Total foreign currency exchange derivative contracts				$9.6
The total fair value of these contracts at December 31, 2016 is $9.6 million, of which $9.3 million will be settled in 2017. At December 31, 2015, the fair value of our foreign currency exchange derivatives was $7.4 million, the majority of which settled in 2016. Refer to Footnote 4 Derivative Instruments for additional details.
Interest Rate
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2016, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. As of December 31, 2016, we had outstanding borrowings under our Credit Facility totaling $325.2 million and $840.0 million in Term Loans. As of December 31, 2016, the aggregate outstanding balance of our capital lease obligations was $12.6 million which bear interest at annual rates ranging from 3.0% to 6.7%. Our remaining outstanding debt of $8.5 million as of December 31, 2016 primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts from July 2017 to October 2017 and bear interest at annual rates ranging from 2.0% to 8.6%.The weighted average interest rate on our short‑term debt was 2.3% as of December 31, 2016. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $11.7 million change in interest expense during the next twelve months.

Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 17, 2017, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2016 10‑K Report.
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
As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.  Management has excluded four acquisitions, including PAPCO, Inc. ("PAPCO") and Associated Petroleum Products, Inc ("APP"), (the "Excluded Business") from its assessment of internal control over financial reporting as of December 31, 2016, because the Excluded Businesses were acquired during 2016. The combined total assets and combined total revenues of the Excluded Business represents approximately 3.5% and 2.4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. The most significant of the acquisitions, representing 3.1% and 2.3% of consolidated total assets and consolidated total revenues, were PAPCO and APP, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report appearing herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2016.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our website at http://www.wfscorp.com under “Investor Relations – Corporate Governance – Code of Conduct.” We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (“2017 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2016 10‑K Report:

	(i)	Report of Independent Registered Certified Public Accounting Firm	51

	(ii)	Consolidated Balance Sheets	52

	(iii)	Consolidated Statements of Income and Comprehensive Income	53

	(iv)	Consolidated Statements of Shareholders’ Equity	54

	(v)	Consolidated Statements of Cash Flows	55

	(vi)	Notes to the Consolidated Financial Statements	57

(a)(2)
Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2016 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
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

10.4
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

10.6	2001 Omnibus Plan, as amended and restated (incorporated by reference herein to Exhibit 4.2 to our Registration Statement on Form S‑8 (Registration No. 333-130528) filed on December 20, 2005). *
10.7	2006 Omnibus Plan (incorporated by reference herein to Appendix A to the our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2009).*
10.8	2016 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016).*
10.9	World Fuel Services Corporation 2013 Executive Incentive Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on June 4, 2013). *
10.10
Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.4 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.11
Form of Named Executive Officer Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.5 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011 filed on August 2, 2011). *

10.12
Form of Stock‑Settled Stock Appreciation Right Agreement in connection with the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.3 to our Current Report on Form 8‑K filed on November 7, 2006). *

10.13
Form of Named Executive Officer Performance‑Based Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012 filed on November 1, 2012). *

10.14
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.15	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 Omnibus Plan. *
10.16
Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.17
Form of Named Executive Officer Long-Term Incentive Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on July 30, 2015). *

10.18	Form of Named Executive Officer Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan. *
10.19
Form of 2013 and 2014 Non-Employee Director Restricted Stock Units Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 14, 2014). *

Exhibit No.	Description
10.20
Form of Amendment to 2013 and 2014 Non-Employee Director Restricted Stock Unit Grant Agreements, dated November 24, 2015 (incorporated by reference herein to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016).*

10.21
Form of Non-Employee Director Restricted Stock Units Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.22
Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013). *

10.23
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).

10.24
Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).

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
101
The following materials from World Fuel Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of World Fuel Services Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of World Fuel Services Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded four acquisitions from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded the four acquisitions from our audit of internal control over financial reporting. The acquisitions are wholly owned subsidiaries whose combined total assets and combined total revenues represent 3.5% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. The most significant of the acquisitions, representing 3.1% and 2.3% of consolidated total assets and consolidated total revenues, were PAPCO, Inc. and Associated Petroleum Products, Inc., respectively.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 17, 2017

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	As of December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$698.6	$582.5
Accounts receivable, net	2,344.0	1,812.6
Inventories	458.0	359.1
Prepaid expenses	46.5	57.9
Short-term derivative assets, net	58.9	220.4
Other current assets	230.6	208.0
Current assets held for sale	—	5.5
Total current assets	3,836.6	3,246.0
Property and equipment, net	311.2	225.6
Goodwill	835.8	675.8
Identifiable intangible and other non-current assets	429.1	341.4
Non-current assets held for sale	—	36.5
Total assets	$5,412.6	$4,525.3
Liabilities:
Current liabilities:
Short-term debt	$15.4	$25.5
Accounts payable	1,770.4	1,349.6
Customer deposits	90.8	118.3
Accrued expenses and other current liabilities	306.0	255.2
Current liabilities held for sale	—	5.6
Total current liabilities	2,182.7	1,754.2
Long-term debt	1,170.8	746.7
Non-current income tax liabilities, net	84.6	87.7
Other long-term liabilities	34.5	25.8
Non-current liabilities held for sale	—	5.0
Total liabilities	3,472.6	2,619.4
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 69.9 and 70.8 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	0.7	0.7
Capital in excess of par value	399.9	435.3
Retained earnings	1,679.3	1,569.4
Accumulated other comprehensive loss	(154.8)	(109.5)
Total World Fuel shareholders' equity	1,925.0	1,895.9
Noncontrolling interest equity	15.0	10.0
Total equity	1,940.0	1,905.9
Total liabilities and equity	$5,412.6	$4,525.3
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year ended December 31,
	2016	2015	2014
Revenue	$27,015.8	$30,381.4	$43,391.8
Cost of revenue	26,116.8	29,520.4	42,572.7
Gross profit	899.0	861.0	819.1
Operating expenses:
Compensation and employee benefits	413.3	365.8	319.8
Provision for bad debt	15.4	7.5	3.8
General and administrative	281.4	242.1	218.8
	710.1	615.3	542.4
Income from operations	188.9	245.7	276.7
Non-operating expenses, net:
Interest expense and other financing costs, net	(39.2)	(29.9)	(25.2)
Other (expense) income, net	(7.5)	2.0	23.3
	(46.7)	(27.9)	(1.9)
Income before income taxes	142.1	217.7	274.8
Provision for income taxes	15.7	47.2	53.6
Net income including noncontrolling interest	126.4	170.5	221.1
Net loss attributable to noncontrolling interest	—	(3.9)	(3.3)
Net income attributable to World Fuel	$126.5	$174.5	$224.5
Basic earnings per common share	$1.82	$2.49	$3.17
Basic weighted average common shares	69.3	70.2	70.8
Diluted earnings per common share	$1.81	$2.47	$3.15
Diluted weighted average common shares	69.8	70.7	71.3
Comprehensive income:
Net income including noncontrolling interest	$126.4	$170.5	$221.1
Other comprehensive (loss):
Foreign currency translation adjustments	(40.4)	(45.4)	(30.8)
Cash Flow hedges, net of income tax benefit of $4.1 for the twelve months ended December 31, 2016	(6.6)	(0.8)	—
Other comprehensive (loss)	(47.0)	(46.2)	(30.8)
Comprehensive income including noncontrolling interest	79.5	124.3	190.4
Comprehensive income (loss) attributable to noncontrolling interest	1.6	(2.2)	(1.1)
Comprehensive income attributable to World Fuel	$77.9	$126.4	$191.4
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Total World Fuel Shareholders’ Equity	Noncontrolling Interest Equity
	Shares	Amount		Retained Earnings				Total Equity
Balance as of December 31, 2013	71.9	$0.7	$495.2	$1,198.1	$(28.5)	$1,665.5	$5.0	$1,670.5
Net income	—	—	—	224.5	—	224.5	(3.3)	221.1
Cash dividends declared	—	—	—	(10.6)	—	(10.6)	—	(10.6)
Initial noncontrolling interest upon acquisition of businesses						—	19.4	19.4
Distribution of noncontrolling interest	—	—	—	—	—	—	(11.6)	(11.6)
Amortization of share-based payment awards	—	—	15.3	—	—	15.3	—	15.3
Issuance of common stock related to share-based payment awards including income tax benefit of $1.0 million	0.5	—	1.0	—	—	1.0	—	1.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(5.1)	—	—	(5.1)	—	(5.1)
Purchases of common stock	(0.2)	—	(10.0)	—	—	(10.0)	—	(10.0)
Other comprehensive loss	—	—	—		(30.8)	(30.8)		(30.8)
Balance as of December 31, 2014	72.1	0.7	496.4	1,412.0	(59.2)	1,849.9	9.5	1,859.4
Net income	—	—	—	174.5	—	174.5	(3.9)	170.5
Cash dividends declared	—	—	—	(16.8)	—	(16.8)	—	(16.8)
Investment by noncontrolling interest						—	0.5	0.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	16.9	—	—	16.9	—	16.9
Issuance of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(7.3)	—	—	(7.3)	—	(7.3)
Purchases of common stock	(1.6)	—	(70.5)	—	—	(70.5)	—	(70.5)
Other comprehensive (loss) income	—	—	—	—	(50.3)	(50.3)	4.0	(46.2)
Other	—		(0.1)	(0.3)		(0.4)	0.1	(0.3)
Balance as of December 31, 2015	70.8	0.7	435.3	1,569.4	(109.5)	1,895.9	10.0	1,905.9
Net income	—	—	—	126.5	—	126.5	—	126.4
Cash dividends declared	—	—	—	(16.6)	—	(16.6)	—	(16.6)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of share-based payment awards	—	—	19.7	—	—	19.7	—	19.7
Issuance of common stock related to share-based payment awards including income tax benefit of $1.6 million	0.1	—	1.6	—	—	1.6	—	1.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(1.0)	—	(41.2)	—	—	(41.2)	—	(41.2)
Acquisition of remaining 49% equity interest	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive (loss)	—	—	—	—	(45.4)	(45.4)	(1.6)	(47.0)
Other	—	—	(0.1)	—	—	(0.1)	—	—
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income including noncontrolling interest	$126.4	$170.5	$221.1
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	82.3	65.5	57.3
Provision for bad debt	15.4	7.5	3.8
Gain on sale of held for sale assets and liabilities	(3.8)	—	(18.1)
Share-based payment award compensation costs	19.2	17.0	15.8
Deferred income tax provision (benefit)	(36.0)	5.3	10.8
Extinguishment of liabilities, net	(7.0)	(8.2)	(5.3)
Foreign currency (gains), net	(11.8)	(7.3)	(7.8)
Other	3.3	3.2	(5.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(506.8)	485.0	460.7
Inventories	(49.5)	81.4	232.3
Prepaid expenses	7.7	10.8	46.5
Short-term derivative assets, net	163.7	81.5	(265.8)
Other current assets	(20.4)	34.0	(38.0)
Cash collateral with financial counterparties	149.2	133.3	(288.0)
Other non-current assets	4.4	(1.9)	13.7
Accounts payable	423.4	(481.5)	(587.8)
Customer deposits	(26.3)	(17.5)	12.8
Accrued expenses and other current liabilities	(121.9)	(141.9)	267.0
Non-current income tax, net and other long-term liabilities	(6.4)	11.0	15.4
Total adjustments	78.8	276.9	(80.0)
Net cash provided by operating activities	205.2	447.5	141.1
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(430.8)	(96.9)	(273.6)
Proceeds from sale of business	29.0	—	—
Capital expenditures	(36.1)	(51.0)	(50.2)
Proceeds from the sale of fixed assets	7.3	5.3	—
Escrow payment related to an assumed obligation of an acquired business	—	—	(21.7)
Proceeds from the sale of crude oil joint venture interests	—	—	43.0
Purchase of (COLI) investments	(1.0)	(1.0)	(2.1)
Issuance of Note Receivable	(3.5)	(1.4)	—
Repayment of Note Receivable	6.5	0.3	7.5
Net cash used in investing activities	(428.5)	(144.8)	(297.1)
Cash flows from financing activities:
Borrowings of debt	4,688.0	4,831.2	5,757.3
Repayments of debt	(4,280.3)	(4,752.0)	(5,551.5)
Payments of senior revolving credit facility and senior term loan facility loan costs	(5.7)	(3.4)	—
Dividends paid on common stock	(16.6)	(15.3)	(10.6)
Investment by noncontrolling interest	—	0.5	—
Distribution of noncontrolling interest	(0.3)	(0.3)	(11.6)
Purchases of common stock	(41.2)	(70.5)	(10.0)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	1.6	—	1.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4.6)	(7.3)	(5.1)
Net cash provided by (used in) financing activities	340.9	(17.0)	169.5
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(5.5)	(3.4)
Net increase in cash and cash equivalents	116.1	280.2	10.2
Cash and cash equivalents, as of beginning of period	582.5	302.3	292.1
Cash and cash equivalents, as of end of period	$698.6	$582.5	$302.3
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$40.7	$33.1	$29.1
Income taxes	$37.5	$44.0	$40.8
Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $4.1 million and $4.2 million as of December 31, 2016 and December 31, 2015.
We had accrued capital expenditures totaling $0.4 million and $0.8 million as of December 31, 2016 and December 31, 2015, respectively, which were recorded in accounts payable.
Prior to the acquisition of the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada (“Tobras”) from the minority owners, the Company completed a $17.7 million non-cash settlement related to two promissory notes outstanding between the Company and Tobras which were offset and settled.
The proceeds from the sale of fixed assets for the year ended December 31, 2016 and December 31, 2015 were both in connection with a sale-leaseback arrangement.
In November 2014, we utilized £8.8 million ($13.8 million) of the £13.0 million ($21.7 million) escrow account balance for payment of assumed pension exit obligations. During 2015, we utilized an additional £0.8 million ($1.1 million) of the escrow account balance for payment of assumed pension exit obligations and remitted the remaining escrow account balance to the sellers.
In connection with our acquisitions for the years presented, the following table presents the assets acquired, net of cash and liabilities assumed:

	For the Year ended December 31,
	2016	2015	2014
Assets acquired, net of cash	$508.8	$154.3	$611.0
Liabilities assumed	$64.5	$61.8	$314.8
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
A. Basis of Presentation
The consolidated financial statements and related notes include our parent company and all wholly‑owned and majority‑owned subsidiaries and joint ventures where we exercise control. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our fiscal year-end is as of and for the year ended December 31 for each year presented. All significant transactions among our businesses have been eliminated.
Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Amounts recorded in connection with an acquisition can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.
Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. These changes in fair value are recognized in earnings in Other income, net. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in U.S. GAAP, no goodwill is recognized.
During the fourth quarter of 2016, we acquired certain assets from ExxonMobil in Canada, United Kingdom ("U.K.") and France. Commencing from the respective acquisition dates, our consolidated financial statements reflect the assets, liabilities, operating results and cash flows of these assets. The commercial operations acquired are included within our aviation segment.
On July 1, 2016, we acquired PAPCO, Inc. ("PAPCO") and Associated Petroleum Products, Inc ("APP"). Commencing from the acquisition date, our financial statements reflect the assets, liabilities, operating results and cash flows of PAPCO and APP. The commercial operations of PAPCO and APP are included within our land segment.
On June 23, 2016 , we acquired the remaining 49% of the outstanding equity interest of Tobras Distribuidora de Combustiveis Limitada ("Tobras") from our joint venture partner. Prior to the acquisition, we owned 51% of the outstanding shares of Tobras and exercised control, and as such, we consolidated Tobras in our financial statements and recognized comprehensive income/(loss) attributable to non-controlling interest.
On September 1, 2015 we acquired Pester Marketing Company ("Pester"). On May 1, 2016, we completed the sale of Pester's retail business for $32.3 million, resulting in a gain of $3.8 million, which is included in other income, net in the consolidated statement of income and comprehensive income.
For additional information pertaining to our acquisitions, refer to Note 3.
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. New Accounting Standards
Adoption of New Accounting Standards
Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-16 to simplify the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Interest: Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. In April 2015, ASU 2015-03 was issued which requires that debt issuance costs related to a recognized debt liability, is presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Consolidation (Topic 810): Amendments to the Consolidation Analysis. In February 2015, ASU 2015-02 was issued and is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, ASU 2015-01 was issued, which eliminates the concept of extraordinary items. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. In November 2014, ASU 2014-16 was issued which clarifies how current generally accepted accounting principles in the United States should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  This update became effective at the beginning of our 2016 fiscal year.  The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Compensation (Topic 718): Stock Compensation - Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target could be achieved after the Requisite Service Period. In June 2014, ASU 2014-12 was issued which includes guidance that requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures. In addition, in March 2016, ASU 2016-09 - Stock Compensation - Improvements to Employee Share-Based Payment Accounting was issued. This ASU is intended to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The update is effective at the beginning of our 2017 fiscal year. We have elected to early adopt this ASU and the adoption did not have a significant impact on our financial statement and disclosures.
Presentation of Financial Statements - Going Concern (Subtopic 25-40): - Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15, requiring management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted this ASU and the adoption did not have a significant impact on our financial statement and disclosures.
Accounting Standards Issued But Not Yet Adopted
Intangibles - Goodwill and Other (Topic 350). In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendment an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard is effective at the beginning of our 2020 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued.
The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash. In November 2016, ASU 2016-18 was issued. The update requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. In October 2016, ASU 2016-16 was issued. The update prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Cash Flows: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. In March 2016, ASU 2016-06 was issued. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. The update is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.
Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  In March 2016, ASU 2016-05 was issued which clarifies the change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The update is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have an impact on our financial statement disclosures.
Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, ASU 2016-01 was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU supersedes the guidance to classify equity securities with readily determinable fair values into different categories, and requires equity securities (except those that are accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income.  It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. This update is effective at the beginning of our 2018 fiscal year.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.
Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU 2015-11, which simplifies the subsequent measurement of inventory. The updated guidance requires that Inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) be measured at the lower of cost and net realizable value. This standard is effective at the beginning of our 2017 fiscal year. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP.  This ASU provides alternative methods of transition, a full retrospective and a modified restrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the interim period beginning January 1, 2018.
In preparation for adoption of the standard, we developed a cross-functional team and engaged a third-party service provider to assist us throughout our evaluation. In addition, we have factored the adoption into our ongoing ERP platform upgrade, which we previously committed to perform, as our system readiness is a key element towards the determination of the adoption approach we adopt. We continue to perform our assessment, and while those activities are not complete, we expect to identify similar performance obligations under ASC 606 as compared to those previously identified.
C. Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could materially differ from estimated amounts. We evaluate our estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
D. Cash and Cash Equivalents
Our cash equivalents consist principally of overnight investments, bank money market accounts and bank time deposits which have an original maturity date of less than 90 days. These securities are carried at cost, which approximates market value.
E. Accounts Receivable and Allowance for Bad Debt
Credit extension, monitoring and collection are performed for each of our business segments. Each segment has a credit committee that is responsible for approving credit limits above certain amounts, setting and maintaining credit standards, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off. Write-offs for the year ended December 31, 2016 did not have a significant impact on our consolidated statement of operations.
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified. Historical payment trends may not, however, be an accurate indicator of current or future credit worthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for estimated credit losses would have an adverse effect on our results of operations.
F. Inventories
Inventories are valued primarily using average cost, and first-in first-out in certain limited locations, and are stated at the lower of average cost or market. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. Historically these adjustments have not had a significant impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
G. Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

H. Fair Value of Financial Instruments
We measure the fair value of financial instruments using observable and unobservable inputs. Observable inputs reflect what market participants would use in pricing the instrument, based on publicly available market data obtained from sources independent of us. Unobservable inputs are inputs for which market data are not available and reflect internal market assumptions.
The accounting guidance establishes the following fair value hierarchy:
Level 1 Inputs - Quoted prices in active markets.
Level 2 Inputs - Quoted prices for similar instruments in active markets other than quoted prices included within Level 1, quoted prices for identical or similar instruments in markets that are not active; and model based valuations whose inputs are observable.
Level 3 Inputs - Inputs that are unobservable.
Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the event or change in circumstance caused the transfer to occur. There were no significant changes to our valuation techniques during 2016 and 2015. For additional information pertaining to our fair value measurements, see Note 11.
I. Derivatives
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in aviation, marine and land fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk due to changes in foreign currency exchange rates. While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk.
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
We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recognized as an asset or liability on the consolidated balance sheets and the changes in the the fair value of the contract is immediately recognized through earnings.

Our derivative contracts are subject to the accounting guidance for derivative instruments and recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedging instrument is initially recognized as a component of other comprehensive income in the shareholders’ equity section of the consolidated balance sheets and subsequently reclassified into the same line item as the underlying forecasted transaction when both are settled or deemed probable of not occurring. The ineffective portion of the changes in the estimated fair market value of the hedging instrument is recognized in the same line item as a component of either revenue or cost of revenue (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument.
To qualify for hedge accounting, the hedging relationship between the hedging instruments and hedged items must be expected to be highly effective in achieving offsetting changes in the fair values or cash flows attributable to the hedged risk at the inception of the hedge. We use a regression analysis based on historical spot prices in assessing the qualification for our fair value and cash flow hedges. However, our measurement of hedge ineffectiveness for our fair value inventory hedges utilizes spot prices for the hedged item (inventory) and forward or futures prices for the hedging instrument. Hedge ineffectiveness measurement for our cash flow hedges is based on forward or futures prices for the hedged item and hedging instrument. Any excluded component (changes in the difference between the spot price and the forward or futures price) , along with ineffectiveness, is included as a component of revenue or cost of revenue in earnings. Adjustments to the carrying amounts of hedged items in a fair value hedge relationship are discontinued in instances where the related hedging instrument is deemed no longer highly effective in achieving offsetting changes in fair value. Therefore, any previously recorded fair market value changes are not adjusted until the fuel is sold. For more information on our derivatives, see Note 4.
J. Property and Equipment
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
Purchases of computer software are capitalized. External costs and certain internal costs directly associated with developing significant computer software applications for internal use are capitalized. Computer software costs are amortized using the straight‑line method over the estimated useful life of the software.
K. Goodwill and Identifiable Intangible Assets
Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.
Goodwill is evaluated for impairment during the fourth quarter of each year based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount (Step 0). If we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then no further testing is required. Otherwise, we would perform the two-step impairment analysis described below.

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
The performance of the annual fiscal 2016 impairment analysis did not result in an impairment of the Company's goodwill. The qualitative assessment associated with step 0 and the quantitative assessment associated with step 1 of our goodwill impairment analysis both involve significant management estimates and judgment in order to properly determine that the factors assessed are appropriate and are accurate for each of the Company’s reporting units.
In connection with our acquisitions, we record identifiable intangible assets at fair value. The determination of the fair values of our identifiable intangible assets involves a significant amount of forecasting and other assumptions associated with recently acquired businesses for which we may not have as much historical information or trend data as we would for our existing businesses. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization during the fourth quarter of each year for potential impairment. Our impairment analysis of our intangible assets not subject to amortization (primarily trademarks and/or trade names) generally involves the use of qualitative and quantitative analyses to estimate whether the estimated future cash flows generated as a result of these assets will be greater than or equal to the carrying value assigned to such assets. We have not historically incurred any impairment losses associated with our intangible assets.
L. Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50 percent of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2016 and 2015, we had other investments of $67.2 million and $71.1 million, respectively, which are included within identifiable intangible and other non‑current assets.
M. Revenue Recognition
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
N. Share‑Based Payment Awards
We account for share‑based payment awards on a fair value basis. Under fair value accounting, the grant‑date fair value of the share‑based payment award is amortized as compensation expense, on a straight‑line basis, over the vesting period for both graded and cliff vesting awards. Annual compensation expense for share‑based payment awards is reduced by an expected forfeiture amount on outstanding share‑based payment awards. We utilize our historical forfeiture rates to calculate future expected forfeitures. These estimates can vary significantly from actual forfeiture rates experienced. Our estimated forfeiture rates have historically approximated actual forfeitures.
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
We have elected to early adopt ASU 2016-09 - Stock Compensation - Improvements to Employee Share-Based Payment Accounting. As required by ASU 2016.09, cash flows from income tax benefits resulting from income tax deductions in excess of the compensation cost recognized for share‑based payment awards (excess income tax benefits) are classified as operating cash flows.
O. Foreign Currency
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
P. Income Taxes
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
Q. Earnings per Common Share
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
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income attributable to World Fuel	$126.5	$174.5	$224.5
Denominator:
Weighted average common shares for basic earnings per common share	69.3	70.2	70.8
Effect of dilutive securities	0.5	0.5	0.5
Weighted average common shares for diluted earnings per common share	69.8	70.7	71.3
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.0	0.9
Basic earnings per common share	$1.82	$2.49	$3.17
Diluted earnings per common share	$1.81	$2.47	$3.15
2. Accounts Receivable
We had accounts receivable of $2.3 billion and $1.8 billion, net of an allowance for bad debt of $24.9 million and $25.0 million, as of December 31, 2016 and 2015, respectively. Accounts receivable are written-off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected.

The following table sets forth activities in our allowance for bad debt (in millions):

	2016	2015	2014
Balance as of beginning of period	$25.0	$25.7	$29.2
Charges to provision for bad debt	15.4	7.5	3.8
Write-off of uncollectible accounts receivable	(15.9)	(8.3)	(8.0)
Recoveries of bad debt	0.3	0.5	0.8
Translation Adjustments	0.2	(0.4)	—
Balance as of end of period	$24.9	$25.0	$25.7
Included in accounts receivable is a retained beneficial interest related to accounts receivable sold under our receivables purchase agreements. The retained beneficial interest was not significant as of December 31, 2016 and 2015.
3. Acquisitions and Divestitures
2016 Acquisitions
In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at more than 80 airport locations in Canada, the U.K., Germany, Italy, France, Australia and New Zealand. The total purchase price is approximately $260.0 million and is expected to be fully funded with cash on hand. On November 1, 2016, we completed the acquisition of the Canada locations and certain France locations. On December 1, 2016, we completed the acquisition of the U.K. locations and the remaining France locations. The remaining locations are expected to be completed during the first half of 2017. The transaction is subject to customary regulatory consents and closing conditions, including securing third party consents.
On July 1, 2016, we completed the acquisition of all of the outstanding capital stock of PAPCO and APP. PAPCO, headquartered in Virginia Beach, Virginia and APP, headquartered in Tacoma, Washington are leading distributors of gasoline, diesel, lubricants, propane and related services in the Mid-Atlantic and the Pacific Northwest region of the United States, respectively. These acquisitions combined with the Company’s existing land segment operations, will serve to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the United States.
In addition to the above acquisitions, we completed six acquisitions in our land segment in 2016 which were not significant individually or in the aggregate.
The following reconciles the estimated aggregate purchase price for the 2016 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

Estimated purchase price	$446.9
Less: Cash acquired	2.6
Estimated purchase price, net of cash acquired	444.3
Less: Amounts due to sellers and promissory notes issued	20.0
Cash paid for acquisition of businesses	$424.3
The following table summarizes the aggregate consideration paid for all 2016 acquisitions and the provisional amounts of the assets acquired and liabilities assumed recognized at the acquisition date. The Company is in the process of finalizing the valuations of certain acquired assets and assumed liabilities; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date. The estimated purchase price allocation for the 2016 acquisitions is as follows (in millions):

Assets acquired:
Cash and cash equivalents	$2.6
Accounts receivable	62.8
Inventories	39.0
Property and equipment	100.3
Other current assets	11.9
Goodwill and identifiable intangible assets	291.9
Other long-term assets	2.9
Liabilities assumed:
Accounts payable	(38.1)
Accrued expenses and other current liabilities	(22.9)
Non-current income tax liabilities and other long term liabilities	(3.5)
Estimated purchase price	$446.9
In connection with the 2016 acquisitions, we recorded goodwill of $173.3 million of which $133.4 million is anticipated to be deductible for tax purposes. All of the goodwill is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations of the acquired businesses with the operations of World Fuel Services' land and aviation segments. The identifiable intangible assets consisted of $105.1 million of customer relationships and $3.9 million of other identifiable intangible assets with weighted average lives of 5.6 years and 2.1 years, respectively, as well as $9.5 million of indefinite-lived trademark/trade name rights.
The following presents the unaudited pro forma results for 2016 and 2015 as if 2016 and 2015 acquisitions had been completed on January 1, 2015:

	2016	2015
	(pro forma)	(pro forma)
Revenue	$27,925.0	$32,604.4
Net income attributable to World Fuel	$146.1	$202.0

Earnings per common share:
Basic	$2.11	$2.88
Diluted	$2.09	$2.86
The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the year ended December 31, 2016.
Tobras Distribuidora de Combustiveis Limitada
On June 23, 2016, we acquired the remaining 49% of the outstanding equity interest of Tobras from the minority owners for an aggregate purchase price of approximately $3.7 million in cash (the “Tobras Acquisition”).  Prior to the Tobras Acquisition, we owned 51% of the outstanding shares of Tobras and exercised control, and as such, we consolidated Tobras in our financial statements. As a result of the acquisition of the remaining equity interest of Tobras, we recorded a $10.9 million adjustment to capital in excess of par value on our consolidated balance sheets, which consisted of $3.7 million of cash paid and $7.2 million of non-controlling interest equity.
2016 Other transactions
Crude Oil Joint Venture Interests
In connection with the December 2016 bankruptcy filing of our former joint venture partner, we wrote off approximately $7.5 million of outstanding amounts owed to us by our former joint venture partner, during the three months ended December 31, 2016.

2015 Acquisitions
On September 1, 2015, we completed the acquisition of all of the outstanding stock of Pester, a leading distributor, transporter, and blender of branded motor fuels and lubricants to wholesale, industrial, commercial and agricultural customers. Pester is headquartered in Denver, Colorado and is also a leading operator of retail convenience stores in the Rocky Mountain region. In connection with the Pester acquisition, we committed to a plan to sell certain assets and liabilities of Pester’s fuel retail business. The assets and liabilities of the business were presented separately as held for sale in our consolidated balance sheets as of December 31, 2015.  Current assets held for sale of the disposal group, which includes inventories and other current assets, were $5.5 million. The non-current assets held for sale, which include property and equipment, goodwill and identifiable intangible assets, were $36.5 million. Goodwill was subsequently adjusted from $5.9 million to $2.9 million within the one year purchase price allocation period. Current liabilities held for sale, which includes accounts payable and accrued expenses and other current liabilities, were $5.6 million.  Non-current liabilities held for sale, comprised of deferred tax liabilities, were $5.0 million. These net assets were reported as part of our land segment. On May 1, 2016, we completed the sale of Pester's retail business for $32.3 million, resulting in a gain of $3.8 million, which is included in other income, net in the consolidated statement of income and comprehensive income.
In addition to the above acquisition, in 2015 we completed three acquisitions in our land segment and one acquisition in our aviation segment which were not material individually or in the aggregate.
The aggregate purchase price for the 2015 acquisitions was $102.3 million. The following reconciles the aggregate purchase price for the 2015 acquisitions to the cash paid for the acquisitions, net of cash acquired (in millions):

Purchase price	$102.3
Less: Cash acquired	8.7
Purchase price, net of cash acquired	93.6
Less: Amounts due to sellers and promissory notes issued	0.5
Cash paid for acquisition of businesses	$93.1
The purchase price of the 2015 acquisitions was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The estimated purchase price allocation for the 2015 acquisitions is as follows (in millions):

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
2014 Acquisitions
On March 7, 2014, we completed the acquisition of all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) (“Watson Petroleum”) a leading distributor of gasoline, diesel, heating oil, lubricants and other products and related services. Watson Petroleum is headquartered in Brinkworth, England and is one of the largest fuel distributors in the U.K.  The purchase price of Watson Petroleum was $164.3 million.
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
4. Derivative Instruments
The following describes our derivative classifications:
Cash Flow Hedges. Includes certain derivative contracts we execute to mitigate the risk of price volatility in forecasted transactions.
Fair Value Hedges. Includes derivative contracts we hold to hedge the risk of changes in the price of our inventory.
Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in the form of swap or futures contracts as well as certain forward fixed price purchase and sale contracts and proprietary trading. In addition, non-designated derivatives are held to hedge the risk of currency rate fluctuations. For additional information on our derivatives accounting policy, see Note 1.

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Balance Sheet Location	2016	2015	2016	2015
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$2.2	$120.6	$5.4	$95.0
	Identifiable intangible and other non-current assets	—	7.4	—	—
	Accrued expenses and other current liabilities	86.0	6.3	93.5	2.9
	Other long-term liabilities	5.1	—	10.1	—
Total derivatives designated as hedging instruments		$93.3	$134.3	$108.9	$97.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$160.3	$241.4	$86.7	26.6
	Identifiable intangible and other non-current assets	17.1	17.0	6.2	4.8
	Accrued expenses and other current liabilities	52.5	120.4	112.2	319.9
	Other long-term liabilities	8.1	4.0	12.1	14.2
		$238.0	$382.9	$217.2	$365.5

Foreign currency contracts	Short-term derivative assets, net	$13.5	$10.8	$3.4	$3.3
	Identifiable intangible and other non-current assets	0.9	0.7	0.1	0.1
	Accrued expenses and other current liabilities	1.6	0.8	2.8	1.7
Total derivatives not designated as hedging instruments		$16.0	$12.4	$6.4	$5.0
Total derivatives		$347.2	$529.6	$332.5	$468.5
For information regarding our derivative instruments measured at fair value after netting and collateral see Note 11.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of December 31, 2016 (in millions):

	As of December 31,
Derivative Instruments	Units	2016
Commodity contracts
Long	BBL	62.7
Short	BBL	(66.7)

Foreign currency exchange contracts
Long	AUD	0.2
Short	AUD	(5.2)
Long	CAD	51.9
Short	CAD	(115.9)
Long	CHF	—
Short	CHF	(0.6)
Long	CLP	1,769.6
Short	CLP	(2,015.1)
Long	COP	27,753.2
Short	COP	(48,454.9)
Long	DKK	5.5
Short	DKK	(135.7)
Long	EUR	5.0
Short	EUR	(38.7)
Long	GBP	72.0
Short	GBP	(81.4)
Long	INR	20.3
Short	INR	(92.7)
Long	JPY	1,167.9
Short	JPY	(1,509.2)
Short	KRW	(11,735.9)
Long	MXN	1,229.1
Short	MXN	(1,105.6)
Long	NOK	9.6
Short	NOK	(43.8)
Short	NZD	(0.9)
Short	PHP	(8.0)
Long	PLN	—
Short	PLN	(9.7)
Short	RON	(3.9)
Long	SEK	36.7
Short	SEK	(6.4)
Long	SGD	15.9
Short	SGD	(31.6)
Long	ZAR	16.4
Short	ZAR	(15.4)

For additional information about our use of derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

		Realized and Unrealized Gain (Loss)					Realized and Unrealized Gain (Loss)
		for the Year ended December 31,					for the Year ended December 31,
Derivative Instruments	Location of Gain (Loss)	2016	2015	2014	Hedged Items	Location of Gain (Loss)	2016	2015	2014
Commodity contracts					Inventories
	Revenue	$—	$49.3	$—		Revenue	$—	$—	$—
	Cost of revenue	(25.3)	37.5	132.2		Cost of revenue	10.8	(70.7)	(150.9)
Total gain (loss)		$(25.3)	$86.8	$132.2	Total gain (loss)		$10.8	$(70.7)	$(150.9)
The net gains or losses recognized in income for the years ended December 31, 2016, 2015 and 2014 representing hedge ineffectiveness were -$14.5 million, $16.1 million, and -$18.7 million respectively. There were no gains or losses for the year ended December 31, 2016, 2015 and 2014 that were excluded from the assessment of the effectiveness of our fair value hedges.
The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Derivative	for the Year ended December 31,			Location of	for the Year ended December 31,
Instruments	2016	2015	2014	Gain (Loss)	2016	2015	2014
Commodity contracts	$(145.8)	$106.5	$—	Revenue	$18.1	$7.2	$—
Commodity contracts	178.1	(105.4)	—	Cost of revenue	20.8	(5.3)	—
Total gain (loss)	$32.3	$1.0	$—	Total gain (loss)	$38.8	$1.8	$—

	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	for the Year ended December 31,
Location of Gain (Loss)	2016	2015	2014
Revenue	$(13.7)	$28.6	$—
Cost of revenue	9.4	(17.8)	—
Total gain (loss)	$(4.4)	$10.8	$—
The effective portion of the gains or losses on derivative instruments designated as cash flow hedges of forecasted transactions are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings once the future transaction affects earnings.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Amount of Realized and Unrealized Gain (Loss)
		for the Year ended December 31,
Derivative Instruments - Non-designated	Location of Gain (Loss)	2016	2015	2014
Commodity contracts
	Revenue	$29.7	$171.7	$64.5
	Cost of revenue	(31.6)	(139.0)	2.2
		$(1.9)	$32.7	$66.7
Foreign currency contracts
	Revenue	$10.0	$4.1	$4.3
	Other (expense) income, net	(0.8)	9.5	12.6
		$9.2	$13.6	$16.9
Total gain (loss)		$7.3	$46.3	$83.6
Credit-Risk-Related Contingent Features
We enter into derivative contracts which may require us to post collateral periodically. Certain of these derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events. These credit events may include the requirement to post additional collateral or the immediate settlement of the derivative instruments upon the occurrence of a credit downgrade or if certain defined financial ratios fall below an established threshold.
As of December 31, 2016, the net liability position for such contracts is $15.2 million, there was no collateral posted, and the maximum potential collateral requirements arising from the credit risk related contingent features to be posted should a credit-risk contingent feature be triggered is $15.2 million. As of December 31, 2015, the net liability position for such contracts is $63.2 million, the collateral posted is $28.1 million and the maximum potential collateral requirements arising from the credit risk related contingent features to be posted should a credit-risk contingent feature be triggered is $35.1 million.
5. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions, except estimated useful lives):

	As of December 31,		Estimated
	2016	2015	Useful Lives
Land	$27.4	$31.6	Indefinite
Buildings and leasehold improvements	87.3	41.2	3 - 40 years
Office equipment, furniture and fixtures	15.4	14.1	3 - 10 years
Computer equipment and software costs	140.7	118.9	3 - 10 years
Machinery, equipment and vehicles	217.5	160.1	3 - 40 years
	488.3	365.9
Accumulated depreciation and amortization	177.1	140.3
	$311.2	$225.6
For 2016, 2015 and 2014, we recorded depreciation expense of $42.5 million, $35.1 million and $30.3 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in millions):

	As of December 31,
	2016	2015
Computer software costs	$94.5	$91.4
Accumulated amortization	69.5	55.8
Computer software costs, net	$25.0	$35.6
Included in capitalized computer software costs are costs incurred in connection with software development in progress of $12.5 million and $7.0 million as of December 31, 2016 and 2015, respectively. For 2016, 2015 and 2014, we recorded amortization expense related to computer software costs of $13.7 million, $10.7 million and $9.8 million, respectively.
The assets and accumulated amortization recorded under capital leases are as follows (in millions):

	As of December 31,
	2016	2015
Capital leases	$24.4	$23.0
Accumulated amortization	8.2	11.0
Capital leases, net	$16.2	$12.0
6. Goodwill and Identifiable Intangible Assets
In 2016, we used quantitative factors to review goodwill for impairment for all of our reporting units and performed a qualitative analysis to review our identifiable intangible assets not subject to amortization for impairment.  As a result of performing the aforementioned assessments, we determined that no impairment existed as of December 31, 2016 and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Marine Segment	Land Segment	Total
As of December 31, 2014	$174.3	$73.1	$405.9	$653.3
2015 acquisitions	$1.7	$—	$37.7	$39.4
Goodwill classified as held for sale	—	—	(5.9)	(5.9)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(2.3)	(1.7)	(7.0)	(11.0)
As of December 31, 2015	173.7	71.4	430.7	675.8
2016 acquisitions(a)	95.6	—	77.7	173.3
Adjustment of purchase price allocations(b)	1.3	0.1	5.5	6.9
Foreign currency translation of non-USD functional currency subsidiary goodwill	(3.7)	0.7	(17.3)	(20.3)
As of December 31, 2016	$266.8	$72.3	$496.7	$835.8
(a) Primarily reflects our acquisitions of certain ExxonMobil affiliates, PAPCO and APP, and are subject to change until we complete the valuation of assets acquired and liabilities assumed. For additional information, see Note 3.
(b) Reflects the purchase price allocation adjustments of 2015 acquisitions, including goodwill classified as held for sale.

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$353.8	$155.5	$198.3	$255.5	$125.4	$130.1
Supplier agreements	38.7	13.3	25.4	38.5	10.7	27.8
Others	37.2	20.2	17.0	37.2	16.1	21.1
	429.7	189.1	240.7	331.2	152.2	179.0
Intangible assets not subject to amortization:
Trademark/trade name rights	41.7	—	41.7	31.9	—	31.9
	$471.4	$189.1	$282.3	$363.1	$152.2	$210.9
(1) Includes the impact of foreign exchange
Intangible amortization expense for 2016, 2015 and 2014 was $39.7 million, $30.4 million and $27.0 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2017	$41.1
2018	38.1
2019	32.5
2020	27.8
2021	24.4
Thereafter	76.7
$240.7
7. Debt
We have a Credit facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers’ acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $325.2 million and $416.0 million as of December 31, 2016 and 2015, respectively.
Our issued letters of credit under the Credit Facility totaled $8.3 million and $5.5 million as of December 31, 2016 and 2015, respectively. We also had $840.0 million and $333.2 million in Term Loans outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the unused portion of our Credit Facility was $926.5 million and $838.5 million, respectively. Availability under our Credit Facility is also limited by, among other things our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2016, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 2.50% as of December 31, 2016, and the unused portion of our Credit Facility is subject to commitment fees of 0.30% as of December 31, 2016.

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2016, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
Outside of our Credit Facility we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2016 and 2015, our outstanding letters of credit and bank guarantees under these credit lines totaled $176.5 million and $208.4 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of December 31,
	2016	2015
Credit Facility	$325.2	$416.0
Term Loans	840.0	333.2
Capital leases	12.6	12.0
Other	8.5	11.0
Total debt	$1,186.3	$772.2
Short-term debt	$15.4	$25.5
Long-term debt	$1,170.8	$746.7
The capital lease obligations are payable in varying amounts through November 2023 and bear interest at annual rates ranging from 3.0% to 6.7% as of December 31, 2016. The other debt primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts from July 2017 to October 2017 and bear interest at annual rates ranging from 2.0% to 8.6% as of December 31, 2016. The weighted average interest rate on our short‑term debt was 2.3% and 2.7% as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2017	$15.4
2018	24.1
2019	39.5
2020	56.1
2021	1,049.0
Thereafter	2.1
$1,186.3

The following table provides additional information about our interest income and expense and other financing costs, net (in millions):

	2016	2015	2014
Interest income	$4.5	$5.0	$6.0
Interest expense and other financing costs	(43.7)	(34.9)	(31.2)
	$(39.2)	$(29.9)	$(25.2)
8. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and garnishment bonds. The majority of the surety bonds posted relate to our aviation and land segments. As of December 31, 2016 and 2015, we had outstanding bonds that were arranged in order to satisfy various security requirements of $52.8 million and $39.1 million, respectively. Most of these bonds provide financial security for obligations which have already been recorded as liabilities.
Lease Commitments
As of December 31, 2016, our future minimum lease payments under non-cancelable operating leases were as follows (in millions):

Year Ended December 31,
2017	$38.4
2018	25.9
2019	20.9
2020	17.0
2021	12.8
Thereafter	34.7
$149.8
We incurred rental expense for all properties and equipment of $36.9 million, $31.6 million and $29.2 million for 2016, 2015 and 2014, respectively. Minimum payments have not been reduced by minimum sublease rentals of $44.1 million due in the future under non-cancelable subleases.
Sales and Purchase Commitments
As of December 31, 2016, fixed sales and purchase commitments under our derivative programs amounted to $369.6 million and $143.5 million, respectively. Additionally, in connection with the ExxonMobil transaction, we have certain purchase contracts, under which we agreed to purchase between 1.69 million barrels and 2.02 million barrels of aviation fuel at future market prices.  The term of those agreement are for 10 years and have a 5-year renewal option, exercisable by mutual agreement.

Agreements with Executive Officers and Key Employees
We have an agreement with our Chairman, President and Chief Executive Officer, Michael J. Kasbar, for his continued employment with the Company which provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $900,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The current term of the Kasbar agreement, as amended, expires on December 31, 2017, and automatically extends for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. Pursuant to his amended agreement, Mr. Kasbar is entitled to receive cash severance payments if: (a) we terminate his employment without cause following a change of control or for any reason other than death, disability or cause; (b) he resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either he elects or we elect not to extend the term of the agreement, as amended. The severance payments are equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of Mr. Kasbar’s employment.
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
As of December 31, 2016, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

Year Ended December 31,
2017	$1.3
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

We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $4.3 million and $3.3 million as of December 31, 2016 and December 31, 2015, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.
Environmental and Other Liabilities; Uninsured Risks
We provide various services to customers, including into‑plane fueling at airports, fueling of vessels in‑port and at‑sea, and transportation, delivery and storage of fuel and fuel products. We are therefore subject to possible claims by customers, regulators and others who may suffer a loss arising from a fuel spill or other incident. In addition, we may be held liable for damage to the environment arising out of such events. Although we generally maintain liability insurance for these types of events, such insurance may be insufficient to cover certain losses which may be in excess of coverage limits or outside the scope of the coverage. If we are held liable for any damages, and the liability is not adequately covered by insurance and is of sufficient magnitude, our financial position and results of operations will be adversely affected.
Compliance with existing and future environmental laws regulating underground storage tanks that we operate may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. Where available, we pay tank registration fees and other taxes to state trust funds established in our operating areas, and we also maintain private insurance coverage in support of future remediation obligations. These state trust funds or other responsible third parties, including insurers, are expected to pay or reimburse us for remediation expenses in excess of a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments, which could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.
Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, including environmental claims. Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. If we are uninsured or under‑insured for a claim or claims of sufficient magnitude arising out of our activities, it will have a material adverse effect on our financial position, results of operations and cash flows.
Legal Matters
In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets.   On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York (“District Court”) seeking a court ruling that the loss is not covered under our policy.  In May 2016, the District Court entered an order granting summary judgment in our favor holding that the loss is covered under the AGCS policy and entered a final order and judgment in November 2016, requiring AGCS to pay us damages and interest in the amount of approximately $24.5 million (the "Judgment").
In June 2016, AGCS took an appeal from the order granting summary judgment to the United States Court of Appeals for the Second Circuit (the "Appellate Court") and we filed a protective cross-appeal, which was stayed pending the entry of the Judgment in the District Court.  In December 2016, AGCS filed a notice of appeal from the Judgment in the Appellate Court.  In January 2017, the Appellate Court consolidated the appeal from the Judgment with the earlier appeals from the summary judgment order.  The Appellate Court has not yet set a briefing schedule or hearing for the appeals.  We believe AGCS’ position is without merit and we intend to continue vigorously pursuing our rights.  However, due to the complexities and uncertainties inherent in litigation, we can provide no assurance that we will recover the full amount of the loss.

Tax Matters
From time to time, we are under review by various domestic and foreign tax authorities with regards to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil and South Korea, where the amounts under controversy may be significant.
During the quarter ended December 31, 2016, the Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $10.4 million (KRW 11.9 billion) and a pre-assessment notice for an additional $17.6 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue VAT invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions. In addition to these assessments, in November 2016, the SRTO referred the case to the Seoul Central District Prosecutors Office (“SCDPO”) for investigation and determination as to whether the alleged invoicing and reporting violations should be subject to criminal action under Korean law, which may result in additional penalties being assessed against us. We believe any such criminal action is without merit and we intend to defend any such action to the extent pursued by the SCDPO.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to VAT (ICMS) tax matters. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest.
When we deem it appropriate and the amounts are reasonably estimable, we establish reserves for potential adjustments to our provision for the accrual of indirect taxes that may result from examinations or other actions by tax authorities. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of any of our federal, state, and foreign indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense. Except with respect to the matters described above, we believe that the final outcome of any pending examinations, agreements, administrative or judicial proceedings will not have a material effect on our results of operations or cash flows.
Other Matters
On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. On February 2, 2017, the Korean Rehabilitation Court terminated Hanjin’s rehabilitation process. It is expected that Hanjin will declare bankruptcy on or about, February 17, 2017 and commence liquidation proceedings. During the quarter ended December 31, 2016, we wrote off approximately $5.8 million of Hanjin receivables associated with specific vessels against which enforcement of our maritime liens is unlikely to be successful. As of December 31, 2016, we had outstanding receivables of approximately $7.0 million, net of anticipated insurance recoveries. While we believe we will recover all or substantially all of the outstanding receivables, there can be no assurance that we will be able to recover all of the remaining amounts owed or fully mitigate all losses.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2016, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

9. Shareholders’ Equity
Dividends
We declared aggregate cash dividends of $0.24 per share of common stock for 2016 and 2015, respectively, and $0.15 for 2014. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid.  The payment of the above‑referenced cash dividends was in compliance with the Credit Facility and Term Loans.
Stock Repurchase Programs
Our Board of Directors, from time to time, has authorized stock repurchase programs under the terms of which we may repurchase our common stock, subject to certain restrictions contained in our Credit Facility and Term Loans. In May 2014, our Board of Directors renewed the Company's common stock repurchase program (the "Repurchase Program"), replacing the remainder of the previously authorized October 2008 share repurchase program and authorizing the purchase of up to $65.0 million in common stock.  During 2014 and from January 2015 through May  2015, pursuant to the Repurchase Program, we repurchased 227,000 shares of our common stock for an aggregate value of $10.0 million and 584,000 shares of our common stock for an aggregate value of $30.0 million, respectively.
In June 2015, our Board of Directors renewed the Repurchase Program and authorized the purchase of up to $100.0 million in common stock.  From July 2015 through August 2016, we repurchased 1,406,773 shares of our common stock for an aggregate value of $58.9 million pursuant to the Repurchase Program. In September 2016, our Board of Directors renewed the Repurchase Program by replacing the remainder of the existing program and authorizing the purchase of up to $100.0 million in common stock. The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. From September 2016 to December 2016, we repurchased 556,000 shares of common stock for an aggregate value of $22.8 million. As of December 31, 2016, $77.2 million remains available for purchase under the Repurchase Program.  The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
Share-Based Payment Plans
Plan Summary and Description
In May 2016, our shareholders approved the 2016 Omnibus Plan (the "2016 Plan"), which replaced our previously adopted 2006 Omnibus Plan, as amended and restated in 2009 (the "2006 Plan"). The 2016 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2016 Plan is to (i) attract and retain persons eligible to participate in the 2016 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long‑range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long‑term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long‑term shareholder return. The persons eligible to receive awards under the 2016 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.
The provisions of the 2016 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share‑based awards. The 2016 Plan is unlimited in duration and, in the event of its termination, the 2016 Plan will remain in effect as long as any awards granted under it remain outstanding. No awards may be granted under the 2016 Plan after May 2026. The term and vesting period of awards granted under the 2016 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven‑year anniversary of the date of grant.

Under the 2016 Plan, 2,500,000 shares of common stock are authorized for issuance plus any shares of common stock with respect to awards that were granted under the 2006 Plan but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2016. As of December 31, 2016, approximately 3,108,258 shares of common stock were subject to outstanding awards under the 2006 Plan (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the 2016 Plan described above as of December 31, 2016 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance
2016 Plan (1)	—	—	—	4.3
2006 Plan (amended and restated) (2)	1.2	1.2	0.3	—
(1)As of December 31, 2016, unvested RSUs will vest between March 2017 and August 2021.
(2)As of December 31, 2016, unvested restricted stock will vest between February 2017 and March 2021, unvested RSUs will vest between February 2017 and August 2021 and the outstanding SSAR Awards will expire between March 2017 and March 2021. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.
Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2013	1.4	$40.07	$59.3	2.7
Granted	0.3	44.18
Vested	(0.2)	38.00
Forfeited	—	39.58
As of December 31, 2014	1.5	41.18	70.2	2.1
Granted	0.2	49.95
Vested	(0.2)	39.63
Forfeited	(0.1)	41.84
As of December 31, 2015	1.4	42.69	54.9	1.4
Granted	0.1	42.92
Vested	(0.2)	40.40
Forfeited	(0.1)	43.30
As of December 31, 2016	1.2	$43.10	$55.7	0.8
The aggregate value of restricted stock which vested during 2016, 2015 and 2014 was $9.6 million, $9.9 million and $7.1 million, respectively, based on the average high and low market price of our common stock at the vesting date.

RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2013	0.7	$35.61	$31.8	1.3
Granted	0.3	44.34
Issued	(0.2)	36.67
Forfeited	—	40.25
As of December 31, 2014	0.8	38.55	36.9	1.5
Granted	0.2	51.00
Issued	(0.3)	38.80
Forfeited	—	42.65
As of December 31, 2015	0.7	43.10	28.0	1.7
Granted	0.7	44.23
Vested	(0.1)	42.78
Forfeited	(0.1)	44.78
As of December 31, 2016	1.2	$43.28	$55.7	1.6
The aggregate intrinsic value of RSUs issued during 2016, 2015 and 2014 was $6.2 million, $15.3 million and $10.1 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2013	0.2	$37.69	$1.5	3.6	—	$23.25	$1.1	1.0
Exercised	—	22.26
Forfeited	—	40.91
As of December 31, 2014	0.2	40.06	1.5	3.0	—	35.81	0.6	2.2
Granted	—	57.48
Exercised	—	25.08
As of December 31, 2015	0.2	42.91	—	2.5	—	42.06	—	2.2
Granted	0.1	48.58
Exercised	—	40.91
As of December 31, 2016	0.3	$44.97	$0.3	2.4	0.2	$42.15	$0.7	1.3
The aggregate intrinsic value of SSAR Awards exercised during 2016, 2015 and 2014 was $0.1 million, $0.5 million and $0.8 million, respectively, based on the difference between the average of the high and low market price of our common stock at the exercise date and the SSAR Award exercise price.

As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. The weighted average fair value of the SSAR Awards for 2016 was $12.32 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 29.8%, dividend yields of 0.5% and risk-free interest rates of 1.2%. The weighted average fair value of the SSAR Awards for 2015 was $14.78 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 30.2%, dividend yields of 0.3% and risk-free interest rates of 1.2%. There were no SSAR Awards issued in 2014.
Unrecognized Compensation Cost
As of December 31, 2016, there was $42.6 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2016 is expected to be recognized as compensation expense over a weighted average period of 1.3 years as follows (in millions):

Year Ended December 31,
2017	$20.0
2018	14.8
2019	5.7
2020	1.8
2021	0.4
$42.6
Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(59.2)	$—	$(59.2)
Other comprehensive loss	(45.4)	(0.8)	(46.2)
Less: Net other comprehensive income attributable to noncontrolling interest	(4.0)	—	(4.0)
Balance as of December 31, 2015	(108.7)	(0.8)	(109.5)
Other comprehensive loss	(40.4)	(6.6)	(47.0)
Less: Net other comprehensive income attributable to noncontrolling interest	1.6	—	1.6
Balance as of December 31, 2016	$(147.5)	$(7.4)	$(154.8)
The foreign currency translation adjustment losses for 2016 were primarily due to the strengthening of the U.S. dollar as compared to the British Pound. The foreign currency translation adjustment losses for 2015 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

10. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	2016	2015	2014
United States	$(85.4)	$3.5	$59.7
Foreign	227.5	214.2	215.1
	$142.1	$217.7	$274.8
The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2016	2015	2014
Current:
U.S. federal statutory tax	$7.5	$(9.9)	$13.9
State	0.8	0.7	2.5
Foreign	30.4	27.0	23.5
	38.7	17.8	39.9
Deferred:
U.S. federal statutory tax	(29.3)	4.6	10.7
State	(4.2)	3.0	2.7
Foreign	(2.5)	(2.3)	(2.6)
	(36.0)	5.3	10.8
Non-current tax expense (income)	13.0	24.1	2.9
	$15.7	$47.2	$53.6
Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(42.4)	(28.3)	(18.2)
State income taxes, net of U.S. federal income tax benefit	(1.5)	1.1	1.3
U.S. tax on deemed dividends	1.3	1.7	1.2
Sale of subsidiary	3.8	—	—
Uncertain tax positions	9.2	10.3	1.1
Other permanent differences	5.6	1.9	(0.9)
Effective income tax rate	11.0%	21.7%	19.5%
For 2016, our effective income tax rate was 11.0%, for an income tax provision of $15.7 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $47.2 million for 2015. The lower effective income tax rate for 2016, as compared to 2015, resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
For 2015, our effective income tax rate was 21.7%, for an income tax provision of $47.2 million, as compared to an effective income tax rate of 19.5% and an income tax provision of $53.6 million for 2014. The higher effective income tax rate for 2015 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.

For 2014, our effective income tax rate was 19.5%, for an income tax provision of $53.6 million, as compared to an effective income tax rate of 18.5% and an income tax provision of $46.0 million for 2013. The effective income tax rate for 2014 remained relatively flat compared to 2013. However, there were underlying differences in the actual results of our subsidiaries in tax jurisdictions with different income tax rates as compared to 2013.
U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. As of December 31, 2016 and 2015, we had $1.6 billion and $1.4 billion, respectively, of earnings attributable to foreign subsidiaries. Our intention is to reinvest these earnings permanently in active non‑U.S. business operations. Therefore, no income tax liability has been accrued for these earnings. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the amount of U.S. income tax payable if such earnings are not reinvested indefinitely.
The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2016	2015
Gross Deferred Tax Assets:
Bad debt reserve	$4.5	$5.0
Net operating loss	38.6	13.0
Accrued and other share-based compensation	26.2	20.6
Accrued expenses	5.0	—
U.S. foreign income tax credits	7.8	5.3
Other income tax credits	0.2	0.7
Customer deposits	6.3	5.7
Installment sale	—	6.7
Cash flow hedges	4.6	0.8
Unrealized foreign exchange	—	2.7
Total gross deferred tax assets	93.2	60.5
Less: Valuation allowance	7.1	2.9
Gross deferred tax assets, net of valuation allowance	86.1	57.6
Deferred Tax Liabilities:
Depreciation	(8.5)	(20.8)
Goodwill and intangible assets	(56.1)	(56.2)
Unrealized foreign exchange	(8.0)	—
Prepaid expenses, deductible for tax purposes	(5.8)	(4.4)
Accrued expenses	—	(2.5)
Unrealized derivatives	(2.4)	(5.1)
Other	(0.7)	—
Total gross deferred tax liabilities	(81.5)	(89.0)
Net deferred tax liability	$—	$(31.4)
Net deferred tax asset	4.6	—
Reported on the consolidated balance sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$20.6	$5.2

Non-current income tax liabilities, net for deferred tax liabilities, non-current	$16.0	$36.6

As of December 31, 2016 and 2015, we had net operating losses (“NOLs”) of approximately $106.2 million and $42.2 million, respectively. The NOLs as of December 31, 2016 originated in various countries including the United States, Brazil, Puerto Rico, France, and The Netherlands. We have recorded a deferred tax asset of $38.6 million reflecting the benefit of the NOL carryforward as of December 31, 2016.  This deferred tax asset expires as follows (in millions):

Expiration Date	Deferred Tax Asset
December 31, 2021	$0.1
December 31, 2022	0.1
December 31, 2023	0.3
December 31, 2024	0.6
December 31, 2025	0.9
December 31, 2036	31.8
Indefinite	4.8
Total	$38.6
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $7.1 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We operated under a special income tax concession in Singapore which began January 1, 2008.  Our current five year special income tax concession was effective on January 1, 2013. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this income tax concession decreased (increased) foreign income taxes by $2.7 million, $(7.7) million, and $6.3 million for 2016, 2015 and 2014 respectively. The impact of the income tax concession on basic earnings per common share was $0.04, $(0.11), and $0.09 for 2016, 2015 and 2014 respectively.  On a diluted earnings per common share basis, the impact was $0.04, $(0.11), and $0.09 for 2016, 2015 and 2014 respectively.

Income Tax Contingencies
We recorded an increase of $11.2 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and a decrease of $0.1 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2016. In addition, during 2016, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2016, our Unrecognized Tax Liabilities, including penalties and interest, were $68.6 million and our Unrecognized Tax Assets were $1.6 million.
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

The following is a tabular reconciliation of the total amounts of unrecognized income tax benefits for the year (in millions):

	2016	2015	2014
Unrecognized Tax Liabilities – opening balance	$46.7	$24.3	$26.5
Gross increases – tax positions in prior period	18.0	9.2	—
Gross decreases – tax positions in prior period	(15.4)	(4.8)	(2.8)
Gross increases – tax positions in current period	11.3	20.9	6.6
Gross decreases – tax positions in current period	—	—	—
Settlements	—	—	(3.6)
Lapse of statute of limitations	(2.8)	(2.9)	(2.4)
Unrecognized Tax Liabilities – ending balance	$57.8	$46.7	$24.3
If our uncertain tax positions as of December 31, 2016 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $56.6 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2015 effective income tax rate by 39.8%. As of December 31, 2016, it does not appear that the total amount of our unrecognized income tax benefits will significantly increase or decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $(0.7) million during 2016 and income of $0.9 million and $0.6 million during 2015 and 2014, respectively. For penalties, we recorded income of $2.3 million, $0.3 million and $0.3 million during 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had recognized liabilities of $4.3 million and $5.2 million for interest and $6.5 million and $4.2 million for penalties, respectively.
During the quarter ended December 31, 2016, we reached an agreement with the IRS on the outstanding audit issues for 2011 and 2012. The matter had previously been provided for within our reserve estimates.
In addition, during the quarter ended December 31, 2016, the Korean Branch of one of our subsidiaries received an income tax pre-assessment notice for $8.0 million (KRW 9.2 billion) for the years 2011 through 2014 from the South Korea tax authorities. We disagree with the Korean tax authorities' assessment and are appealing.
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	2011 - 2012	2013 - 2016
Korea	2011 - 2014	2015 - 2016
Singapore	None	2011 - 2016
United Kingdom	2014	2012 - 2016
Brazil	None	2011 - 2016
Chile	None	2014 - 2016
Denmark	None	2012 - 2016

11. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $1.2 billion and $772.2 million as of December 31, 2016 and December 31, 2015, respectively, and our notes receivable of $16.9 million and $12.7 million as of December 31, 2016 and December 31, 2015, respectively are categorized in Level 3.
Recurring Fair Value Measurements.
The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in millions):

	Fair Value Measurements as of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$273.6	$55.3	$2.3	$331.2
Foreign currency contracts	—	16.0	—	16.0
Cash surrender value of life insurance	—	4.0	—	4.0
Total assets at fair value	$273.6	$75.3	$2.3	$351.2

Liabilities:
Commodities contracts	$236.6	$88.8	$0.7	$326.1
Foreign currency contracts	—	6.4	—	6.4
Total liabilities at fair value	$236.6	$95.2	$0.7	$332.5

	Fair Value Measurements as of December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$262.0	$252.0	$3.3	$517.3
Foreign currency contracts	—	12.4	—	12.4
Cash surrender value of life insurance	—	2.4	—	2.4
Total assets at fair value	$262.0	$266.8	$3.3	$532.1

Liabilities:
Commodities contracts	$339.8	$123.4	$0.2	$463.4
Foreign currency contracts	—	5.0	—	5.0
Total liabilities at fair value	$339.8	$128.4	$0.2	$468.5
Our Level 1 items consist of exchange traded futures. Our Level 2 items consist of commodity swaps, commodity collars, physical forward purchases and sales commitments, and foreign currency forward contracts. Our level 3 items consist of physical forward purchase or sales commitments. The cash surrender value of life insurance is in connection with the NQDC plan and was included in identifiable intangible and other non-current assets in the accompanying consolidated balance sheets.

For our derivative contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting or offset agreement. The following tables summarize those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right offset exists.

	Fair Value as of December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$331.2	$249.7	$81.5	$27.1	$—	$54.5
Foreign currency contracts	16.0	5.1	10.9	—	—	10.9
Total assets at fair value	$347.2	$254.8	$92.4	$27.1	$—	$65.3

Liabilities:
Commodities contracts	$326.1	$249.7	$76.5	$2.0	$—	$74.5
Foreign currency contracts	6.4	5.1	1.2	—	—	1.2
Total liabilities at fair value	$332.5	$254.8	$77.7	$2.0	$—	$75.7

	Fair Value as of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$517.3	$257.2	$260.1	$28.4	$—	$231.7
Foreign currency contracts	12.4	4.1	8.2	—	—	8.2
Total assets at fair value	$529.6	$261.3	$268.4	$28.4	$—	$240.0

Liabilities:
Commodities contracts	$463.4	$257.2	$206.3	$140.8	$—	$65.5
Foreign currency contracts	5.0	4.1	0.9	—	—	0.9
Total liabilities at fair value	$468.5	$261.3	$207.2	$140.8	$—	$66.4
At December 31, 2016 and December 31, 2015, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Level 3 Information.
The following table presents a reconciliation of beginning and ending balances of assets and liabilities that are measured at fair value on a recurring basis that utilized significant Level 3 inputs for the periods presented (in millions):

	2016	2015
Fair value at beginning of the period	$3.0	$2.8
Included in earnings	(1.3)	4.2
Settlements	—	4.8
Transfers in	—	0.9
Transfers out	0.1	—
Fair value at end of period	$1.6	$3.0

Gains for the period included in earnings attributable to the change in unrealized gains relating to derivatives still held at the reporting date	$1.6	$2.6
The nature of inputs that are considered Level 3 are modeled inputs. Contracts are categorized in Level 3 due to the significance of the unobservable model inputs to their respective fair values. The unobservable model inputs, such as basis differentials, are based on the difference between the historical prices of our prior transactions and the underlying observable data as well as certain risk related to non-performance. The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be significant. There were no transfers between Level 1 and Level 2 during the periods presented. Transfers between Level 2 and Level 3 were due to the increased significance of basis adjustments which are Level 3 measurements.
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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in millions):

	For the Year ended December 31,
	2016	2015	2014
Revenue:
Aviation segment	$10,914.4	$11,739.8	$17,268.8
Marine segment	7,182.5	9,367.2	13,843.3
Land segment	8,918.8	9,274.3	12,279.6
	$27,015.8	$30,381.4	$43,391.8
Gross profit:
Aviation segment	$401.0	$361.9	$323.4
Marine segment	149.5	189.6	207.8
Land segment	348.5	309.5	287.9
	$899.0	$861.0	$819.1
Income from operations:
Aviation segment	$160.5	$132.2	$144.1
Marine segment	30.2	73.0	92.2
Land segment	70.8	101.4	93.9
	261.5	306.5	330.2
Corporate overhead - unallocated	(72.7)	(60.9)	(53.5)
	$188.9	$245.7	$276.7
Depreciation and amortization:
Aviation segment, includes allocation from corporate	$24.2	$22.6	$15.4
Marine segment, includes allocation from corporate	6.6	6.4	5.6
Land segment, includes allocation from corporate	47.1	32.9	32.5
Corporate	4.4	3.7	3.7
	$82.3	$65.5	$57.3
Capital expenditures:
Aviation segment	$4.9	$13.4	$9.0
Marine segment	6.1	8.0	13.9
Land segment	12.3	16.4	16.0
Corporate	14.5	10.6	12.9
	$37.7	$48.4	$51.8

Information concerning our accounts receivable, net, goodwill, identifiable intangible assets, net and total assets by segment is as follows (in millions):

	As of December 31,
	2016	2015
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.6 and $6.1 as of December 31, 2016 and December 31, 2015, respectively	$776.0	$571.6
Marine segment, net of allowance for bad debt of $10.2 and $10.7 as of December 31, 2016 and December 31, 2015, respectively	830.5	611.2
Land segment, net of allowance for bad debt of $8.2 and $8.2 as of December 31, 2016 and December 31, 2015, respectively	737.5	629.8
	$2,344.0	$1,812.6
Goodwill:
Aviation segment	$266.8	$173.7
Marine segment	72.3	71.4
Land segment	496.7	430.7
	$835.8	$675.8
Identifiable intangible assets, net:
Aviation segment	$72.1	$64.7
Marine segment	5.0	6.1
Land segment	205.2	140.2
	$282.3	$210.9
Total assets:
Aviation segment	$2,050.6	$1,546.9
Marine segment	1,287.7	1,149.5
Land segment	1,928.5	1,651.5
Corporate	145.8	177.3
	$5,412.6	$4,525.3
Geographic Information
Information concerning our revenue, income from operations, non-current assets and total assets, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year ended December 31,
	2016	2015	2014
Revenue:
United States	$14,368.8	$15,496.3	$21,519.6
EMEA (1)	6,018.6	6,382.2	8,613.1
Asia/Pacific (2)	4,271.1	5,863.4	9,844.7
Americas, excluding United States	2,357.2	2,639.5	3,414.4
Total	$27,015.8	$30,381.4	$43,391.8
Income from operations:
United States	$(26.1)	$19.2	$51.8
EMEA	155.3	153.8	123.7
Asia/Pacific	38.3	54.4	76.2
Americas, excluding United States	21.3	18.2	24.9
Total	$188.9	$245.7	$276.7

	As of December 31,
	2016	2015
Non-current assets:
United States	$799.2	$639.9
EMEA	587.4	604.6
Asia/Pacific	17.2	5.3
Americas, excluding United States	172.4	29.5
Total	$1,576.1	$1,279.3
Total assets:
United States	$2,462.0	$1,890.5
EMEA	1,805.6	1,719.5
Asia/Pacific	661.2	614.9
Americas, excluding United States	483.9	300.2
Total	$5,412.6	$4,525.3

(1)	Includes revenue related to the U.K. of $4.1 billion, $4.7 billion and $6.2 billion for 2016, 2015 and 2014, respectively.

(2)	Includes revenue related to Singapore of $4.2 billion, $5.8 billion and $9.7 billion for 2016, 2015 and 2014, respectively.
Major Customers
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue.
13. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2016 and 2015 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016 (1)	2016 (1)(2)
Revenue	$5,190.8	$6,633.0	$7,399.8	$7,792.1
Gross profit	$221.5	$218.5	$236.7	$222.3
Net income including noncontrolling interest	$51.6	$29.8	$43.0	$2.1
Net income attributable to World Fuel	$51.8	$30.0	$42.7	$2.2
Basic earnings per common share (5)	$0.74	$0.43	$0.62	$0.03
Diluted earnings per common share (5)	$0.74	$0.43	$0.61	$0.03

	March 31,	June 30,	September 30,	December 31,
	2015 (3)	2015 (3)	2015 (3)(4)	2015 (3)(4)
Revenue	$7,340.7	$8,496.4	$7,810.7	$6,733.6
Gross profit	$213.6	$190.4	$226.7	$230.2
Net income including noncontrolling interest	$49.3	$29.0	$42.7	$49.6
Net income attributable to World Fuel	$50.3	$30.5	$43.7	$49.9
Basic earnings per common share (5)	$0.71	$0.43	$0.62	$0.72
Diluted earnings per common share	$0.70	$0.43	$0.62	$0.71

(1)Includes the PAPCO and APP operations since July 1, 2016 as a result of the two acquisitions.

(2)Includes the operating results of certain affiliates from ExxonMobil in Canada and France since November 1, 2016 and additional affiliates from ExxonMobil in the U.K. and France since December 1, 2016 as a result of the acquisition.
(3)Includes the after-tax termination of employment agreement of $2.3 million, or $0.03 per basic and diluted share in the first quarter of 2015.
(4)Includes the Pester Marketing Company operations since September 1, 2015 as a result of the acquisition.
(5)Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.
14. Correction of Previously Issued Financial Information
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
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was not material to its previously issued annual and interim financial statements. The cumulative amounts of the total corrections were approximately $20.0 million, of which approximately $12.5 million was attributable to the year ended December 31, 2015. The cumulative amount of the prior period adjustments would have been material to our Statement of Income and Comprehensive Income for the quarter ended June 30, 2016, had we made the correction in that period. Accordingly, we have revised our previously issued financial statements prospectively to correct these errors.
The corrections associated with the provision for income taxes line items as well as other immaterial adjustments are reflected in this 10-K Report for all periods presented and those corrections will be reflected in our future fillings.

The following table presents the effect of the correction on the previously reported consolidated balance sheet as of December 31, 2015 and the statements of income and comprehensive income for the years ended 2015 and 2014. The corrections did not have an impact on net cash provided by (used in) operating activities, investing activities or financing activities as presented in the cash flow statement for the years ended 2015 and 2014.
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of December 31, 2015
	As Reported	Adjustment	Revised
Assets:
Current assets:
Cash and cash equivalents	$582.5	—	$582.5
Accounts receivable, net	1,812.6	—	1,812.6
Inventories	359.1	—	359.1
Prepaid expenses	57.9	—	57.9
Short-term derivative assets, net	227.2	(6.8)	220.4
Other current assets	209.8	(1.8)	208.0
Current assets held for sale	5.5	—	5.5
Total current assets	3,254.6	(8.6)	3,246.0

Property and equipment, net	225.6	—	225.6
Goodwill	675.8	—	675.8
Identifiable intangible and other non-current assets	356.9	(15.5)	341.4
Non-current assets held for sale	36.5	—	36.5
Total assets	$4,549.4	(24.1)	$4,525.3

Liabilities:
Current liabilities:
Short-term debt	$25.5	—	$25.5
Accounts payable	1,349.6	—	1,349.6
Customer deposits	118.3	—	118.3
Accrued expenses and other current liabilities	263.8	(8.6)	255.2
Current liabilities held for sale	5.6	—	5.6
Total current liabilities	1,762.8	(8.6)	1,754.2

Long-term debt	746.7	—	746.7
Non-current income tax liabilities, net	87.7	—	87.7
Other long-term liabilities	25.8	—	25.8
Non-current liabilities held for sale	5.0	—	5.0
Total liabilities	$2,628.0	(8.6)	$2,619.4

Commitments and contingencies

Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 70.8 and 72.1 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	0.7	—	0.7
Capital in excess of par value	435.3	—	435.3
Retained earnings	1,588.6	(19.2)	1,569.4
Accumulated other comprehensive loss	(113.2)	3.7	(109.5)
Total World Fuel shareholders' equity	1,911.4	(15.5)	1,895.9
Noncontrolling interest equity	10.0	—	10.0
Total equity	1,921.4	(15.5)	1,905.9
Total liabilities and equity	$4,549.4	(24.1)	$4,525.3

Consolidated Statements of Income and Comprehensive Income
(Unaudited - In millions, except per share data)

	For the Year ended			For the Year ended
	December 31, 2015			December 31, 2014
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenue	$30,379.7	1.7	$30,381.4	$43,386.4	5.4	$43,391.8
Cost of revenue	29,519.2	1.2	29,520.4	42,572.8	(0.1)	42,572.7
Gross profit	860.5	0.5	861.0	813.6	5.5	819.1
Operating expenses:
Compensation and employee benefits	365.8	—	365.8	319.8	—	319.8
Provision for bad debt	7.5	—	7.5	3.8	—	3.8
General and administrative	240.0	2.1	242.1	220.9	(2.1)	218.8
	613.3	2.0	615.3	544.5	(2.1)	542.4
Income from operations	247.2	(1.5)	245.7	269.1	7.6	276.7
Non-operating expenses, net:
Interest expense and other financing costs, net	(29.9)	—	(29.9)	(25.2)	—	(25.2)
Other income, net	2.0	—	2.0	25.6	(2.3)	23.3
	(27.9)	—	(27.9)	0.4	(2.3)	(1.9)
Income before income taxes	219.3	(1.6)	217.7	269.5	5.3	274.8
Provision for income taxes	36.3	10.9	47.2	51.1	2.5	53.6
Net income including noncontrolling interest	183.0	(12.5)	170.5	218.4	2.7	221.1
Net (loss) attributable to noncontrolling interest	(3.9)	—	(3.9)	(3.3)	—	(3.3)
Net income attributable to World Fuel	$186.9	(12.4)	$174.5	$221.7	2.8	$224.5

Basic earnings per common share	$2.66	(0.17)	$2.49	$3.13	0.04	$3.17

Basic weighted average common shares	70.2	—	70.2	70.8	—	70.8

Diluted earnings per common share	$2.64	(0.17)	$2.47	$3.11	0.04	$3.15

Diluted weighted average common shares	70.7	—	70.7	71.3	—	71.3

Comprehensive income:
Net income including noncontrolling interest	$183.0	(12.5)	$170.5	$218.4	2.7	$221.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(49.6)	4.2	(45.4)	(30.9)	0.1	(30.8)
Cash Flow hedge, net	0.6	(1.4)	(0.8)	—	—	—
	(49.0)	2.8	(46.2)	(30.9)	0.1	(30.8)
Comprehensive income including noncontrolling interest	134.0	(9.7)	124.3	187.5	2.9	190.4
Comprehensive income (loss) attributable to noncontrolling interest	0.1	(8.0)	(2.2)	(3.3)	—	(1.1)
Comprehensive income attributable to World Fuel	$133.9	(1.6)	$126.4	$190.8	2.9	$191.4

Item 16. Form 10-K Summary
We have elected not to include the voluntary, summary information required by Form 10-K under this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2017.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2017.

Signature	Title
/s/ MICHAEL J. KASBAR	Chairman, President and Chief Executive Officer
Michael J. Kasbar	(Principal Executive Officer)

/s/ IRA M. BIRNS	Executive Vice President and Chief Financial Officer
Ira M. Birns	(Principal Financial Officer)

/s/ CARLOS M. VELAZQUEZ	Senior Vice President and Chief Accounting Officer
Carlos M. Velazquez	(Principal Accounting Officer)

/s/ KEN BAKSHI	Director
Ken Bakshi

/s/ JORGE L. BENITEZ	Director
Jorge L. Benitez

/s/ RICHARD A. KASSAR	Director
Richard A. Kassar

/s/ MYLES KLEIN	Director
Myles Klein

/s/ JOHN L. MANLEY	Director
John L. Manley

/s/ J. THOMAS PRESBY	Director
J. Thomas Presby

/s/ STEPHEN K. RODDENBERRY	Director
Stephen K. Roddenberry

/s/ PAUL H. STEBBINS	Director
Paul H. Stebbins