Form 10-Q
period 2017-03-31
WORLD FUEL SERVICES CORP
filed 2017-04-28
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The registrant had a total of 69,062,486 shares of common stock, par value $0.01 per share, issued and outstanding as of April 20, 2017.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$619.3	$698.6
Accounts receivable, net	2,209.1	2,344.0
Inventories	460.0	458.0
Prepaid expenses	46.4	46.5
Short-term derivative assets, net	50.0	58.9
Other current assets	204.4	230.6
Total current assets	3,589.2	3,836.6
Property and equipment, net	317.3	311.2
Goodwill	883.4	835.8
Identifiable intangible and other non-current assets	473.6	429.1
Total assets	$5,263.6	$5,412.6
Liabilities:
Current liabilities:
Short-term debt	$17.1	$15.4
Accounts payable	1,729.5	1,770.4
Customer deposits	98.5	90.8
Accrued expenses and other current liabilities	249.6	306.0
Total current liabilities	2,094.7	2,182.7

Long-term debt	1,065.8	1,170.8
Non-current income tax liabilities, net	88.5	84.6
Other long-term liabilities	39.0	34.5
Total liabilities	3,288.0	3,472.6
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 69.6 and 69.9 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	391.8	399.9
Retained earnings	1,706.5	1,679.3
Accumulated other comprehensive loss	(138.1)	(154.8)
Total World Fuel shareholders' equity	1,960.8	1,925.0
Noncontrolling interest equity	14.8	15.0
Total equity	1,975.6	1,940.0
Total liabilities and equity	$5,263.6	$5,412.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$8,194.3	$5,190.8
Cost of revenue	7,962.9	4,969.3
Gross profit	231.4	221.5
Operating expenses:
Compensation and employee benefits	104.5	95.9
Provision for bad debt	2.5	1.5
General and administrative	74.1	63.1
	181.1	160.5
Income from operations	50.3	61.0
Non-operating expenses, net:
Interest expense and other financing costs, net	(12.7)	(7.6)
Other (expense) income, net	(1.6)	1.3
	(14.3)	(6.3)
Income before income taxes	36.1	54.8
Provision for income taxes	5.0	3.1
Net income including noncontrolling interest	31.1	51.6
Net loss attributable to noncontrolling interest	(0.3)	(0.1)
Net income attributable to World Fuel	$31.3	$51.8

Basic earnings per common share	$0.46	$0.74

Basic weighted average common shares	68.7	69.5

Diluted earnings per common share	$0.45	$0.74

Diluted weighted average common shares	69.2	70.0

Comprehensive income:
Net income including noncontrolling interest	$31.1	$51.6
Other comprehensive income (loss):
Foreign currency translation adjustments	6.4	1.3
Cash Flow hedges, net of income tax benefit of $6.5 for the three months ended March 31, 2017	10.5	(0.2)
Other comprehensive income	16.9	1.0
Comprehensive income including noncontrolling interest	48.0	52.7
Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	1.5
Comprehensive income attributable to World Fuel	$48.0	$51.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	31.3	—	31.3	(0.3)	31.1
Cash dividends declared	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.1)	(0.1)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(0.3)	—	(11.1)	—	—	(11.1)	—	(11.1)
Other comprehensive income	—	—	—	—	16.7	16.7	0.2	16.9
Balance as of March 31, 2017	69.6	$0.7	$391.8	$1,706.5	$(138.1)	$1,960.8	$14.8	$1,975.6

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
Net income	—	—	—	51.8	—	51.8	(0.1)	51.6
Cash dividends declared	—	—	—	(4.2)	—	(4.2)	—	(4.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Other comprehensive (loss) income	—	—	—	—	(0.5)	(0.5)	1.6	1.0
Balance as of March 31, 2016	70.9	$0.7	$438.4	$1,616.9	$(110.0)	$1,946.1	$11.2	$1,957.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interest	$31.1	$51.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	22.6	18.4
Provision for bad debt	2.5	1.5
Share-based payment award compensation costs	4.1	4.1
Deferred income tax (benefit) provision	(6.3)	1.8
Extinguishment of liabilities, net	(1.0)	(1.8)
Foreign currency (gains) losses, net	(3.0)	6.2
Other	0.1	1.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	129.5	142.9
Inventories	0.7	26.1
Prepaid expenses	(0.2)	11.7
Short-term derivative assets, net	10.1	85.1
Other current assets	21.0	(12.8)
Cash collateral with financial counterparties	15.8	54.0
Other non-current assets	4.1	7.1
Accounts payable	(44.7)	(191.2)
Customer deposits	7.3	(23.6)
Accrued expenses and other current liabilities	(54.6)	(37.3)
Non-current income tax, net and other long-term liabilities	(2.1)	(6.7)
Total adjustments	105.9	86.9
Net cash provided by operating activities	137.0	138.6
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(88.1)	(45.3)
Capital expenditures	(10.0)	(14.1)
Other investing activities, net	0.2	6.9
Net cash used in investing activities	(97.9)	(52.6)
Cash flows from financing activities:
Borrowings of debt	818.8	689.6
Repayments of debt	(922.5)	(664.6)
Dividends paid on common stock	(4.1)	(4.2)
Purchases of common stock	(11.1)	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(1.2)	(0.9)
Other financing activities, net	(0.1)	(0.2)
Net cash (used in) provided by financing activities	(120.2)	19.6
Effect of exchange rate changes on cash and cash equivalents	1.8	1.5
Net (decrease) increase in cash and cash equivalents	(79.3)	107.2
Cash and cash equivalents, as of beginning of period	698.6	582.5
Cash and cash equivalents, as of end of period	$619.3	$689.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.1 million and $4.2 million as of March 31, 2017 and March 31, 2016, respectively.

During the three months ended March 31, 2017, the Company acquired certain assets in exchange for the settlement of $8.1 million of accounts receivable balances owed by the seller to the Company.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2017	March 31, 2016
Assets acquired, net of cash	$103.4	$30.6

Liabilities assumed	$7.7	$1.0

In connection with the 2016 acquisitions, we issued promissory notes totaling $0.5 million.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements following the requirements of the Unites States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. Unless the context requires otherwise, references to “World Fuel”, “the Company”, “we”, “us”, or “our” in this Quarterly Report on Form 10-Q (“10-Q Report”) refer to World Fuel Services Corporation and its subsidiaries.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K (“2016 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2016 10‑K Report.

Accounting Standards Issued but Not Yet Adopted
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05. The amendments in the update clarify a financial asset is within the scope of this guidance if it meets the definition of an in substance nonfinancial asset; this may include nonfinancial assets transferred within a legal entity to a counterparty. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, ASU 2017-04 was issued. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendment an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard is effective at the beginning of our 2020 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
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
Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash. In November 2016, ASU 2016-18 was issued. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
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
Leases (Topic 842). In February 2016, ASU 2016-02 was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Financial Instruments: Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, ASU 2016-01 was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU supersedes the guidance to classify equity securities with readily determinable fair values into different categories, and requires equity securities (except those that are accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. This update is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.
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
Adoption of New Accounting Standards
Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. In March 2016, ASU 2016-06 was issued. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. This update became effective at the beginning of our 2017 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. In March 2016, ASU 2016-05 was issued which clarifies the change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This update became effective at the beginning of our 2017 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.
Inventory (Topic 330): Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU 2015-11, which simplifies the subsequent measurement of inventory. The updated guidance requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) be measured at the lower of cost and net realizable value. This update became effective at the beginning of our 2017 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

2. Acquisitions

2017 Acquisitions

In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at more than 80 airport locations in Canada, the United Kingdom ("U.K."), Germany, Italy, France, Australia and New Zealand. During 2016, we completed the acquisitions of the aviation fueling operations in Canada, the U.K. and France. During the first quarter of 2017, we completed the acquisition of substantially all of the remaining airport locations in Italy, Germany, Australia and New Zealand.

In addition to the above acquisitions, we completed two acquisitions during the first quarter of 2017 which were not significant individually or in the aggregate.

The following table summarizes the aggregate consideration paid for acquisitions in the first quarter of 2017 and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. The Company is in the process of finalizing the valuations of certain acquired assets and assumed liabilities; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date.

Total
Cash paid for acquisition of businesses	$87.1
Amounts due to sellers	0.5
Non-monetary consideration	8.1
Estimated purchase price	$95.7

Assets acquired:
Property and equipment	10.7
Goodwill and identifiable intangible assets	85.0
Other current and long-term assets	7.6

Liabilities assumed:
Long-term liabilities and deferred tax liabilities	(7.7)
Estimated purchase price	$95.7

The goodwill assigned, of which $25.9 million is anticipated to be deductible for tax purposes, is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations acquired with the operations of our aviation segment. The identifiable intangible assets consists of $43.0 million of customer relationships with weighted average lives of 6.4 years.

The financial position, results of operations and cash flows of the 2017 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the three months ended March 31, 2017. Pro forma information for the 2017 acquisitions has not been provided as the impact is not significant.

2016 Acquisitions

During the first quarter of 2016, we completed three acquisitions in our land segment which were not significant individually or in the aggregate. The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements, since their respective acquisition dates, and did not have a significant impact on our revenue and net income for the three months ended March 31, 2016.

3. Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, land and marine fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities in basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contracts occurs. If it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheets and the difference between the fair value and the contract amount is immediately recognized through earnings.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain derivative contracts we execute to mitigate the risk of price volatility in forecasted transactions.

Fair Value Hedges. Includes derivative contracts we hold to hedge the risk of changes in the price of our inventory.

Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in the form of swaps or futures as well as certain forward fixed price purchase and sale contracts and proprietary trading.

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
Derivative Instruments	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$35.5	$2.2	$30.8	$5.4
	Accrued expenses and other current liabilities	—	86.0	—	93.5
	Other long-term liabilities	—	5.1	—	10.1
Total derivatives designated as hedging instruments		$35.5	$93.3	$30.8	$108.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$111.5	$160.3	$69.8	$86.7
	Identifiable intangible and other non-current assets	14.8	17.1	7.0	6.2
	Accrued expenses and other current liabilities	10.0	52.5	30.2	112.2
	Other long-term liabilities	4.4	8.1	7.3	12.1
		$140.8	$238.0	$114.2	$217.2

Foreign currency contracts	Short-term derivative assets, net	$14.6	$13.5	$10.8	$3.4
	Identifiable intangible and other non-current assets	0.2	0.9	—	0.1
	Accrued expenses and other current liabilities	—	1.6	—	2.8
Total derivatives not designated as hedging instruments		$14.8	$16.0	10.8	$6.4
Total derivatives		$191.0	$347.2	$155.8	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 4.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of March 31, 2017 (in millions):

	As of March 31,
Derivative Instruments	Units	2017
Commodity contracts
Long	BBL	57.0
Short	BBL	(60.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(280.6)
Buy U.S. dollar, sell other currencies	USD	414.0

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

	Realized and Unrealized Gain (Loss)				Realized and Unrealized Gain (Loss)
		Three Months Ended March 31,				Three Months Ended March 31,
Derivative Instruments	Location of Gain (Loss)	2017	2016	Hedged Items	Location of Gain (Loss)	2017	2016
Commodity contracts				Inventories
	Revenue	$—	$86.3		Revenue	$—	$—
	Cost of revenue	5.3	(82.4)		Cost of revenue	(3.6)	(3.2)
Total Gain (Loss)		$5.3	$3.8	Total Gain (Loss)		$(3.6)	$(3.2)
The net gains or losses recognized in income for the three months ended March 31, 2017, and 2016, representing hedge ineffectiveness were $1.7 million, and $0.7 million respectively, there were no gains or losses for the three months ended March 31, 2017, and 2016, that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Derivative	Three Months ended March 31,		Location of	Three Months ended March 31,
Instruments	2017	2016	Gain (Loss)	2017	2016

Commodity contracts	$57.1	$(46.5)	Revenue	$(10.1)	$52.7
Commodity contracts	(50.0)	44.2	Cost of Revenue	6.8	(54.7)
Total Gain (Loss)	$7.1	$(2.2)	Total Gain (Loss)	$(3.4)	$(2.0)

	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months ended March 31,
Location of Gain (Loss)	2017	2016
Revenue	$18.2	$(0.1)
Cost of Revenue	(20.2)	2.9
Total Gain (Loss)	$(2.0)	$2.8
The effective portion of the gains or losses on derivative instruments designated as cash flow hedges of forecasted transactions are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings once the future transactions affects earnings.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

		Amount of Realized and Unrealized Gain (Loss)
		Three Months ended March 31,
Derivative Instruments - Non-designated	Location of Gain (Loss)	2017	2016
Commodity contracts
	Revenue	$49.2	$38.9
	Cost of revenue	(38.8)	(47.5)
		$10.4	$(8.6)
Foreign currency contracts
	Revenue	$(0.5)	$1.9
	Other (expense), income, net	(1.6)	(5.2)
		$(2.0)	$(3.3)
Total Gain (Loss)		$8.3	$(11.9)
Credit-Risk-Related Contingent Features

We enter into derivative instrument contracts which may require us to periodically post collateral. Certain of these derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events. These credit events may include the requirement to post additional collateral or the immediate settlement of the derivative instruments upon the occurrence of a credit downgrade or if certain defined financial ratios fall below an established threshold. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of March 31, 2017	As of December 31, 2016
Net derivatives liability positions with credit contingent features	$5.0	$15.2
Maximum potential collateral requirements	$5.0	$15.2
At December 31, 2016 and March 31, 2017, there was no collateral held or posted by our counterparties on these derivative contracts with credit-risk-contingent features.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $1.1 billion and $1.2 billion as of March 31, 2017 and December 31, 2016, respectively, and our notes receivable of $19.1 million and $16.9 million as of March 31, 2017 and December 31, 2016, respectively, are categorized in Level 3.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$132.0	$42.7	$1.5	$176.3
Foreign currency contracts	—	14.8	—	14.8
Cash surrender value of life insurance	—	4.4	—	4.4
Total assets at fair value	$132.0	$61.9	$1.5	$195.4

Liabilities:
Commodities contracts	$104.4	$40.3	$0.3	$145.0
Foreign currency contracts	—	10.8	—	10.8
Total liabilities at fair value	$104.4	$51.2	$0.3	$155.8

	Fair Value Measurements as of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$273.6	$55.3	$2.3	$331.2
Foreign currency contracts	—	16.0	—	16.0
Cash surrender value of life insurance	—	4.0	—	4.0
Total assets at fair value	$273.6	$75.3	$2.3	$351.2

Liabilities:
Commodities contracts	$236.6	$88.8	$0.7	$326.1
Foreign currency contracts	—	6.4	—	6.4
Total liabilities at fair value	$236.6	$95.2	$0.7	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at March 31, 2017 and December 31, 2016.

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

The following tables summarize those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of March 31, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$176.3	$120.8	$55.4	$2.8	$—	$52.7
Foreign currency contracts	14.8	10.8	3.9	—	—	3.9
Total assets at fair value	$191.0	$131.7	$59.4	$2.8	$—	$56.6

Liabilities:
Commodities contracts	$145.0	$120.8	$24.2	$0.3	$—	$23.9
Foreign currency contracts	10.8	10.8	—	—	—	—
Total liabilities at fair value	$155.8	$131.7	$24.2	$0.3	$—	$23.9

	Fair Value as of December 31, 2016
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$331.2	$249.7	$81.5	$27.1	$—	$54.5
Foreign currency contracts	16.0	5.1	10.9	—	—	10.9
Total assets at fair value	$347.2	$254.8	$92.4	$27.1	$—	$65.3

Liabilities:
Commodities contracts	$326.1	$249.7	$76.5	$2.0	$—	$74.5
Foreign currency contracts	6.4	5.1	1.2	—	—	1.2
Total liabilities at fair value	$332.5	$254.8	$77.7	$2.0	$—	$75.7

At March 31, 2017 and December 31, 2016, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

5. Interest Income, Expense and Other Finance Costs

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Interest income	$1.0	$1.3
Interest expense and other financing costs	(13.7)	(8.9)
	$(12.7)	$(7.6)
t

6. Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments, was as follows (in millions):

	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(147.5)	$(7.4)	$(154.8)
Other comprehensive income	6.4	10.5	16.9
Less: Net other comprehensive (loss) attributable to noncontrolling interest	(0.2)	—	(0.2)
Balance as of March 31, 2017	$(141.2)	$3.1	$(138.1)

Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive income (loss)	1.3	(0.2)	1.0
Less: Net other comprehensive income attributable to noncontrolling interest	1.6	—	1.6
Balance as of March 31, 2016	$(108.9)	$(1.1)	$(110.0)

The foreign currency translation adjustment gains for the three months ended March 31, 2017 were primarily due to the weakening of the U.S. dollar as compared to the British Pound and the Brazilian Real.

7. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months ended
	March 31,
	2017	2016
Income tax provision	$5.0	$3.1

Effective income tax rate	13.9%	5.7%

Our provision for income taxes for each of the three-month periods ended March 31, 2017 and 2016 was calculated based on the estimated annual effective income tax rate for the full 2017 and 2016 fiscal years. Our provision for income taxes for the three months ended March 31, 2017 was adjusted for an income tax expense of $1.2 million, net, for discrete items related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation in accordance with ASU 2016-09. Without the $1.2 million expense, the three month period ended March 31, 2017 effective income tax rate would have been 10.6%. Our provision for income taxes for the three months ended March 31, 2016 was adjusted for an income tax benefit of $4.0 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $4.0 million adjustment, the three month period ended March 31, 2016 effective income tax rate would have been 15.4%. The actual effective income tax rate for the full 2017 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operate under a special income tax concession in Singapore which began January 1, 2008. Our current five year special income tax concession was effective January 1, 2013. The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 and $0.01 for the three months ended March 31, 2017 and 2016, respectively.  On a diluted earnings per common share basis, the impact was $0.01 and $0.01 for the three months ended March 31, 2017 and 2016, respectively.

Subsequent to the quarter ended March 31, 2017, we signed an agreement with the Internal Revenue Service (IRS) which effectively closed the income tax audit for the tax years 2011 and 2012. The matter had already been provided for within our reserve estimates.

The South Korean branch of one of our subsidiaries received an income tax assessment notice for the year 2011 and an income tax pre-assessment for the years 2012 - 2014 totaling $8.0 million (KRW 9.2 billion). We disagree with the South Korean tax authorities' assessment and are appealing.

8. Goodwill

The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Marine	Total
Balance as of December 31, 2016	$266.8	$496.7	$72.3	$835.8
Additions	42.1	—	—	42.1
Foreign exchange and other adjustments	3.1	2.3	0.1	5.5
Balance as of March 31, 2017	$312.0	$499.0	$72.4	$883.4

9. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to World Fuel	$31.3	$51.8
Denominator:
Weighted average common shares for basic earnings per common share	68.7	69.5
Effect of dilutive securities	0.4	0.5
Weighted average common shares for diluted earnings per common share	69.2	70.0

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.6	0.9

Basic earnings per common share	$0.46	$0.74

Diluted earnings per common share	$0.45	$0.74

10. Commitments and Contingencies

Legal Matters

In connection with a theft of fuel product valued at approximately $18.0 million, we recorded an insurance receivable for the full amount of the loss, which is included in other current assets in the accompanying consolidated balance sheets. On July 31, 2014, our insurer, AGCS Marine Insurance Company (“AGCS”), filed a declaratory judgment action against us in the United States District Court for the Southern District of New York (“District Court”) seeking a court ruling that the loss is not covered under our policy. In May 2016, the District Court entered an order granting summary judgment in our favor holding that the loss is covered under the AGCS policy. On March 27, 2017, we entered into a confidential settlement agreement pursuant to which we collected from AGCS the full amount of the insurance receivable, plus additional reimbursements, and the parties exchanged full and final releases in respect of the matter.

Tax Matters

From time to time, we are under review by various domestic and foreign tax authorities with regards to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil and South Korea, where the amounts under controversy may be significant.

During the quarter ended December 31, 2016, the Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $10.4 million (KRW 11.9 billion) and a pre-assessment notice for an additional $17.6 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions. In addition to these assessments, in November 2016, the SRTO referred the case to the Seoul Central District Prosecutors Office (“SCDPO”) for investigation and determination as to whether the alleged invoicing and reporting violations should be subject to criminal action under Korean law. On March 30, 2017, the SCDPO issued a decision not to bring a criminal action against us. This decision is subject to appeal by the SRTO.

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

Other Matters

On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. On February 17, 2017, the Korean Rehabilitation Court formally adjudicated the liquidation of Hanjin. As of March 31, 2017, we had outstanding Hanjin receivables of approximately $4.0 million, net of anticipated insurance recoveries of approximately $4.0 million. While we believe we will recover all or substantially all of the outstanding Hanjin and insurance receivables, there can be no assurance that we will be able to recover all of the remaining amounts.

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2017, we had recorded certain reserves which were not significant. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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
11. Business Segments

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended
	March 31,
Revenue:	2017	2016
Aviation segment	$3,317.4	$2,219.4
Land segment	2,783.4	1,695.0
Marine segment	2,093.5	1,276.5
	$8,194.3	$5,190.8

Gross profit:
Aviation segment	$100.0	$88.7
Land segment	97.8	93.6
Marine segment	33.6	39.2
	$231.4	$221.5
Income from operations:
Aviation segment	$40.4	$34.0
Land segment	21.4	34.0
Marine segment	8.3	11.4
	70.1	79.4
Corporate overhead - unallocated	(19.8)	(18.4)
	$50.3	$61.0

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	March 31,	December 31,
	2017	2016
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.9 and $6.6 as of March 31, 2017 and December 31, 2016, respectively	$695.3	$776.0
Land segment, net of allowance for bad debt of $8.4 and $8.2 as of March 31, 2017 and December 31, 2016, respectively	758.7	737.5
Marine segment, net of allowance for bad debt of $12.1 and $10.2 as of March 31, 2017 and December 31, 2016, respectively	755.1	830.5
	$2,209.1	$2,344.0
Total assets:
Aviation segment	$1,907.0	$2,050.6
Land segment	1,914.1	1,928.5
Marine segment	1,249.8	1,287.7
Corporate	192.7	145.8
	$5,263.6	$5,412.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2016 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in “Item 1A — Risk Factors” of our 2016 10-K Report.

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the marine, land and aviation markets in 2017, cost reduction initiatives, the timing, cost and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, as well as expectations regarding military-related activity, our ability to continue growing market share in our land segment and our expectations about the effect of the acquisition on our aviation segment, as well as our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with United Kingdom ("U.K.") referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	our ability to realize the benefit of any cost savings;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in United States ("U.S.") or foreign tax laws, interpretations of such laws, or changes in the mix of taxable income among different tax jurisdictions;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2016 10-K Report and those described from time to time in our other filings with the SEC.

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

Business Overview

We are a global energy management company involved in providing energy procurement advisory services, supply fulfillment and transaction and payment management solutions to commercial and industrial customers, principally in the aviation, marine and land transportation industries. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Within our marine segment, the current price environment combined with limited market volatility has resulted in reduced demand for our price risk management products and an overall reduction in per unit margins.  We expect that marine market conditions will remain weak for the remainder of 2017.

The overall aviation market remains strong, reflecting healthy airline financial performance and strong overall demand.  Our aviation segment has benefited from our increased logistics capability and expanded footprint, which we expect will further benefit from the acquisition of the aviation fueling operations at more than 80 airport locations in seven countries. In addition, a significant portion of our aviation business consists of providing fuel and related products and services to the U.S. and foreign governments.  While we expect military-related activity to decline over time, the related contribution remains strong.  Demand for these products and services is driven by global events and military-related activities and can therefore significantly change from period to period.
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, serving to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the U.S. However, our land segment can be impacted by market and weather conditions, such as the warmer weather conditions experienced in the U.K. during the first quarter of 2017. In periods where we experience historically extreme or unseasonable weather conditions, demand for our products may be affected. The continuation of unusual weather conditions in the future could adversely impact our results of operations. Furthermore, adverse market conditions could impact our supply and trading activities and related results of operations and profitability.

Finally, we may experience fluctuations in future sales volumes and profitability as a result of changes in the world economy, the transportation industry, as well as natural disasters and continued conflicts and instability in areas such as the Middle East. These, as well as other changes in the industries in which we operate, such as increased competition or changes in regulation, can also impact our results of operations and our ability to achieve historical margins.
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
The results of operations include the results of the fueling operations acquired from certain ExxonMobil affiliates in Italy, Germany, Australia and New Zealand during the first quarter of 2017.
Selected financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue. Our revenue for the first quarter of 2017 was $8.2 billion, an increase of $3.0 billion, or 57.9%, as compared to the first quarter of 2016.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2017	2016	$ Change
Aviation segment	$3,317.4	$2,219.4	$1,098.0
Land segment	2,783.4	1,695.0	1,088.4
Marine segment	2,093.5	1,276.5	817.0
	$8,194.3	$5,190.8	$3,003.5

Revenues in our aviation segment were $3.3 billion for the first quarter of 2017, an increase of $1.1 billion, or 49.5% as compared to the first quarter of 2016. The increase in aviation revenues was driven by higher average jet fuel prices per gallon sold in the first quarter of 2017, where the average price per gallon sold was $1.69, as compared to $1.23 in the first quarter of 2016. The overall increase was also attributable to increased volumes, specifically within our core resale operations in North America. Volumes for the first quarter of 2017 were 1.8 billion gallons, an increase of 12.6%, as compared to the comparable prior year period.

Revenues in our land segment were $2.8 billion for the first quarter of 2017, an increase of $1.1 billion, or 64.2%, as compared to the first quarter of 2016. The increase in land revenues primarily resulted from a 284 million gallon volume increase in our land segment to 1.5 billion gallons for the first quarter of 2017, an increase of 23.4%, primarily attributable to acquired businesses and a higher average fuel price per gallon sold in the first quarter of 2017, as compared to the first quarter of 2016.

Revenues in our marine segment were $2.1 billion for the first quarter of 2017, an increase of $817.0 million, or 64.0%, as compared to the first quarter of 2016. The increase was driven by higher average fuel prices, where we experienced a 83.9% increase in the average price per metric ton sold, to $306.4 in the first quarter of 2017 as compared to $166.6 in the first quarter of 2016. Volumes in our marine segment declined 10.8% to 6.8 million metric tons for the first quarter of 2017, as compared to the 2016 period, driven principally by lower volumes in Asia and the continued weakness in the overall maritime industry.

Gross Profit.  Our gross profit for the first quarter of 2017 was $231.4 million, an increase of $9.9 million, or 4.5%, as compared to the first quarter of 2016. Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2017	2016	$ Change
Aviation segment	$100.0	$88.7	$11.3
Land segment	97.8	93.6	4.2
Marine segment	33.6	39.2	(5.5)
	$231.4	$221.5	$9.9

Our aviation segment gross profit for the first quarter of 2017 was $100.0 million, an increase of $11.3 million, or 12.7%, as compared to the first quarter of 2016. The increase in aviation gross profit was primarily due to volume increases in the core resale business in North America and increases in U.S. and foreign military-related activity. As it relates to the ExxonMobil transaction, we expect this transaction to begin making profit contributions during the second quarter of 2017.

Our land segment gross profit for the first quarter of 2017 was $97.8 million, an increase of $4.2 million, or 4.5%, as compared to the first quarter of 2016. The increase in land segment gross profit is principally attributable to recently acquired businesses, net of dispositions, which is offset by lower profitability in the U.K. - as a result of warmer weather conditions, as compared to the prior year. Increases in our land segment were also partially offset by lower profitability related to our supply and trading activities in the U.S.

Our marine segment gross profit for the first quarter of 2017 was $33.6 million, a decrease of $5.5 million, or 14.2%, as compared to the first quarter of 2016. The gross profit decline was principally driven by reduced volume and margins in our core business, impacted, in large part, by lower profits from the sale of price risk management products to our marine customers, which has been adversely impacted by the limited price volatility. Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry during the first quarter of 2017, however, the cost reduction activities we executed contributed to the improved operating efficiency of the marine business.

Operating Expenses. Total operating expenses for the first quarter of 2017 were $181.1 million, an increase of $20.7 million, or 12.9%, as compared to the first quarter of 2016. The total increase in operating expenses was associated with acquired businesses, primarily within our land segment. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2017	2016	$ Change
Compensation and employee benefits	$104.5	$95.9	$8.7
Provision for bad debt	2.5	1.5	1.0
General and administrative	74.1	63.1	11.0
	$181.1	$160.5	$20.7

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2017	2016	$ Change
Aviation segment	$40.4	$34.0	$6.4
Land segment	21.4	34.0	(12.6)
Marine segment	8.3	11.4	(3.2)
	70.1	79.4	(9.3)
Corporate overhead - unallocated	(19.8)	(18.4)	(1.4)
	$50.3	$61.0	$(10.7)

Our income from operations for the first quarter of 2017 was $50.3 million, a decrease of $10.7 million, or 17.6%, as compared to the first quarter of 2016.  The decrease was attributable primarily to our land segment where unseasonably warm weather conditions, unfavorable foreign currency movements, and challenging market conditions, as compared to the prior year, negatively impacted our results. This decline was partially offset by stronger results in our aviation segment.

Corporate overhead costs not charged to the business segments for the first quarter of 2017 were $19.8 million, an increase of $1.4 million, or 7.6%, as compared to the first quarter of 2016.

Non-Operating Expenses, net.  For the first quarter of 2017, we had non-operating expenses, net of $14.3 million, an increase of $8.0 million as compared to the first quarter of 2016, driven principally by finance costs.

Income Taxes. For the first quarter of 2017, our effective income tax rate was 13.9% and our income tax provision was $5.0 million, as compared to an effective income tax rate of 5.7% and an income tax provision of $3.1 million for the first quarter of 2016. The higher effective income tax rate for the first quarter of 2017 was impacted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.

Net Loss Attributable to Noncontrolling Interest. For the first quarter of 2017, net loss attributable to noncontrolling interest was $0.3 million, an increase of $0.2 million as compared to the first quarter of 2016.

Net Income and Diluted Earnings per Common Share. Our net income for the first quarter of 2017 was $31.3 million, a decrease of $20.4 million, or 39.5%, as compared to the first quarter of 2016. Diluted earnings per common share was $0.45 and $0.74 per common share for the first quarter of 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2017 and 2016 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$137.0	$138.6
Net cash (used in) investing activities	(97.9)	(52.6)
Net cash (used in) provided by financing activities	(120.2)	19.6

Operating Activities. For the three months ended March 31, 2017, net cash provided by operating activities was $137.0 million as compared to $138.6 million for the first three months of 2016. The $1.6 million decrease in operating cash flows was primarily due to year-over-year changes in net accounts receivables and accounts payables. Cash flows from net accounts receivable and accounts payable balances increased $133.2 million as a result of timing of payments to suppliers and fuel price changes. These increases were partially offset by declines in short-term derivative assets, net and the associated cash collateral we are required to post with our financial counterparties, as a result of limited price volatility resulting in reduced hedging activities.

Investing Activities. For the three months ended March 31, 2017, net cash used in investing activities was $97.9 million as compared to $52.6 million for the first three months of 2016. The $45.4 million increase in cash used in investing activities was primarily due to an increase in the cash used for the acquisition of businesses.

Financing Activities. For the three months ended March 31, 2017, net cash used in financing activities was $120.2 million as compared to $19.6 million of net cash provided by financing activities for the first three months of 2016. The $139.9 million change was principally due to net repayments of borrowings under our credit facility in the first three months of 2017 as compared to the first three months of 2016 and $11.1 million in cash used for common stock repurchases in the first three months of 2017.

Other Liquidity Measures

Cash and Cash Equivalents. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $619.3 million and $698.6 million, respectively. Our primary use of cash and cash equivalents are to fund working capital and strategic investments. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. We had $840.0 million in Term Loans outstanding as of March 31, 2017 and December 31, 2016.  We also have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $225.0 million and $325.2 million as of March 31, 2017 and December 31, 2016, respectively. Our issued letters of credit under the Credit Facility totaled $11.2 million and $8.3 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the unused portion of our Credit Facility was $1.02 billion and $926.5 million, respectively.
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
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2017, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2017 and December 31, 2016, our outstanding letters of credit and bank guarantees under these credit lines totaled $183.2 million and $176.5 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $600.0 million of our accounts receivable. As of March 31, 2017, we had sold accounts receivable of $286.9 million under the RPAs.

Short-Term Debt. As of March 31, 2017, our short-term debt of $17.1 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future. We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the planning phase and the cost incurred during the first three months of 2017 was not considered significant. We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

We believe that our cash and cash equivalents as of March 31, 2017 (of which $80.4 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2016 to March 31, 2017.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2016 10-K Report.

Contractual Obligations

Derivative Obligations. As of March 31, 2017, our net derivative obligations were $25.5 million, principally due within one year.

Purchase Commitment Obligations. As of March 31, 2017, fixed purchase commitments under our derivative programs amounted to $100.9 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2017, we had issued letters of credit and bank guarantees totaling $194.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of March 31, 2017, see Notes to the Consolidated Financial Statements – Note 3. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2016. Please refer to our 2016 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2017.

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

On July 20, 2016, the Company was informed that the U.S. Department of Justice (the "DOJ") is conducting an investigation into the aviation fuel supply industry, including certain activities of the Company and other industry participants at an airport in Central America. In connection therewith, the Company was served with formal requests by the DOJ about its activities at that airport and its aviation fuel supply business more broadly. The Company continues to cooperate with the investigation.

From time to time, we are under review by the Internal Revenue Service and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, the U.S., Brazil and South Korea, where the amounts under controversy may be significant. See notes 7 and 10 of the accompanying consolidated financial statements for additional details regarding certain tax matters.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2017 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2017 - 1/31/2017	—	$45.92	—	$77,243
2/1/2017 - 2/28/2017	120	37.65	115	72,927
3/1/2017 - 3/31/2017	185	36.61	185	66,155
Total	305	$37.02	300	$66,155

(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) In September 2016, our Board of Directors approved a common stock repurchase program which replaced and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of March 31, 2017, $66.2 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2017	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer