Form 10-Q
period 2017-06-30
WORLD FUEL SERVICES CORP
filed 2017-07-28
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The registrant had a total of 68,491,123 shares of common stock, par value $0.01 per share, issued and outstanding as of July 20, 2017.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$575.6	$698.6
Accounts receivable, net	2,241.4	2,344.0
Inventories	441.8	458.0
Prepaid expenses	45.3	46.5
Short-term derivative assets, net	48.7	58.9
Other current assets	236.1	230.6
Total current assets	3,588.8	3,836.6
Property and equipment, net	328.0	311.2
Goodwill	887.9	835.8
Identifiable intangible and other non-current assets	481.4	429.1
Total assets	$5,286.0	$5,412.6
Liabilities:
Current liabilities:
Short-term debt	$21.7	$15.4
Accounts payable	1,794.4	1,770.4
Customer deposits	91.1	90.8
Accrued expenses and other current liabilities	221.4	306.0
Total current liabilities	2,128.5	2,182.7

Long-term debt	1,046.1	1,170.8
Non-current income tax liabilities, net	76.3	84.6
Other long-term liabilities	40.7	34.5
Total liabilities	$3,291.7	$3,472.6
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 68.6 and 69.9 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	373.3	399.9
Retained earnings	1,732.4	1,679.3
Accumulated other comprehensive loss	(127.8)	(154.8)
Total World Fuel shareholders' equity	1,978.6	1,925.0
Noncontrolling interest equity	15.7	15.0
Total equity	1,994.3	1,940.0
Total liabilities and equity	$5,286.0	$5,412.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$8,086.2	$6,633.0	$16,280.4	$11,823.9
Cost of revenue	7,855.2	6,414.5	15,818.0	11,383.9
Gross profit	231.0	218.5	462.4	440.0
Operating expenses:
Compensation and employee benefits	102.3	103.7	206.8	199.6
Provision for bad debt	1.5	2.5	3.9	3.9
General and administrative	76.0	66.8	150.1	129.9
	179.7	173.0	360.9	333.4
Income from operations	51.2	45.6	101.6	106.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(13.8)	(8.1)	(26.5)	(15.7)
Other (expense) income, net	(2.6)	(0.6)	(4.1)	0.7
	(16.4)	(8.7)	(30.6)	(15.0)
Income before income taxes	34.9	36.9	70.9	91.6
Provision for income taxes	4.6	7.1	9.6	10.3
Net income including noncontrolling interest	30.3	29.8	61.3	81.3
Net income (loss) attributable to noncontrolling interest	0.2	(0.2)	—	(0.3)
Net income attributable to World Fuel	$30.0	$30.0	$61.4	$81.6

Basic earnings per common share	$0.44	$0.43	$0.90	$1.17

Basic weighted average common shares	68.4	69.5	68.5	69.5

Diluted earnings per common share	$0.44	$0.43	$0.89	$1.17

Diluted weighted average common shares	68.7	70.0	68.9	70.0

Comprehensive income:
Net income including noncontrolling interest	$30.3	$29.8	$61.3	$81.3
Other comprehensive income (loss):
Foreign currency translation adjustments	11.2	(14.5)	17.6	(13.2)
Cash Flow hedges, net of income tax benefit of $6.6 for the six months ended June 30, 2017	—	5.2	10.5	5.0
Other comprehensive income (loss):	11.2	(9.3)	28.1	(8.3)
Comprehensive income including noncontrolling interest	41.5	20.5	89.4	73.0
Comprehensive income (loss) attributable to noncontrolling interest	1.1	(1.0)	1.0	0.5
Comprehensive income attributable to World Fuel	$40.3	$21.5	$88.4	$72.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	61.4	—	61.4	—	61.3
Cash dividends declared	—	—	—	(8.2)	—	(8.2)	—	(8.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	9.3	—	—	9.3	—	9.3
Issuance of common stock related to share-based payment awards	(0.6)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.1	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(0.9)	—	(31.9)	—	—	(31.9)	—	(31.9)
Other comprehensive income	—	—	—	—	27.0	27.0	1.1	28.1
Balance as of June 30, 2017	68.6	$0.7	$373.3	$1,732.4	$(127.8)	$1,978.6	$15.7	$1,994.3

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
Net income (loss)	—	—	—	81.6	—	81.6	(0.3)	81.3
Cash dividends declared	—	—	—	(8.3)	—	(8.3)	—	(8.3)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	8.9	—	—	8.9	—	8.9
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(0.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
Acquisition of remaining 49% equity interest (a)	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive (loss) income	—	—	—	—	(9.1)	(9.1)	0.8	(8.3)
Balance as of June 30, 2016	70.4	$0.7	$411.0	$1,642.7	$(118.6)	$1,935.8	$17.5	$1,953.3

(a) Relates to Tobras. See Note 2. Acquisitions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interest	$61.3	$81.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	43.4	36.7
Provision for bad debt	3.9	3.9
Gain on sale of held for sale assets and liabilities	—	(3.8)
Share-based payment award compensation costs	9.2	8.8
Deferred income tax (benefit) provision	(8.0)	0.2
Extinguishment of liabilities, net	(2.2)	(1.7)
Foreign currency gains, net	(6.5)	(4.2)
Other	0.4	2.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	108.7	(230.1)
Inventories	15.2	(10.2)
Prepaid expenses	0.3	12.4
Short-term derivative assets, net	14.2	174.6
Other current assets	3.1	(56.6)
Cash collateral with financial counterparties	(5.9)	113.0
Other non-current assets	(12.4)	6.8
Accounts payable	12.8	190.0
Customer deposits	(1.0)	(15.9)
Accrued expenses and other current liabilities	(72.7)	(101.2)
Non-current income tax, net and other long-term liabilities	(8.1)	(5.8)
Total adjustments	94.5	119.7
Net cash provided by operating activities	155.8	201.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(88.4)	(49.7)
Proceeds from sale of business	—	29.3
Capital expenditures	(31.5)	(23.3)
Other investing activities, net	(0.4)	6.9
Net cash (used in) investing activities	(120.4)	(36.8)
Cash flows from financing activities:
Borrowings of debt	1,991.8	1,577.5
Repayments of debt	(2,111.1)	(1,557.3)
Dividends paid on common stock	(8.2)	(8.3)
Purchases of common stock	(31.9)	(18.4)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(3.9)	(3.9)
Other financing activities, net	(0.4)	(0.2)
Net cash used in financing activities	(163.7)	(10.6)
Effect of exchange rate changes on cash and cash equivalents	5.2	1.1
Net (decrease) increase in cash and cash equivalents	(123.0)	154.7
Cash and cash equivalents, as of beginning of period	698.6	582.5
Cash and cash equivalents, as of end of period	$575.6	$737.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.1 million and $4.2 million as of June 30, 2017 and June 30, 2016, respectively.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

	For the Six Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2016
Assets acquired, net of cash	$98.6	$31.3

Liabilities assumed	$6.7	$1.7

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K (“2016 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Significant Accounting Policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2016 10‑K Report.

Accounting Standards Issued but Not Yet Adopted
Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11. The amendment changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. In May 2017, ASU 2017-10 was issued. The amendments clarify that the grantor in a service concession arrangement is the customer of the operation services in all cases for those arrangements. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, ASU 2017-09 was issued. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. In February 2017, ASU 2017-05 was issued. The amendments in the update clarify a financial asset is within the scope of this guidance if it meets the definition of an in substance nonfinancial asset; this may include nonfinancial assets transferred within a legal entity to a counterparty. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.
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

Cash Flows: Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, ASU 2016-18 was issued. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

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

Cash Flows: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

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

In preparation for adoption, we developed a cross-functional team and engaged a third-party service provider to assist us throughout our evaluation. In addition, we have factored the adoption into our ongoing ERP platform upgrade, which we previously committed to perform, as our system readiness is a key element towards the determination of the adoption approach we undertake. We have substantially completed our review of certain contracts for each of our revenue streams. Through this process, we are determining and documenting the associated revenue recognition policy, upon adoption of the ASU. We are also evaluating the potential internal control changes that will be required for adoption based on the findings from our contract review process. We continue to perform our assessment, and while those activities are not complete, we expect to identify similar performance obligations under ASC 606 as compared to those previously identified.

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

2. Acquisitions

2017 Acquisitions

During the first quarter of 2017, we completed the acquisition of certain aviation fueling operations, in Italy, Germany, Australia and New Zealand, associated with the ExxonMobil transaction described below. We also completed two acquisitions during the first quarter of 2017 which were not material individually or in the aggregate. There were no acquisitions completed during the quarter ended June 30, 2017.

The following table summarizes the aggregate consideration paid for acquisitions during the six months ended June 30, 2017 and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. The Company is in the process of finalizing the valuations of certain acquired assets and assumed liabilities; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date.

Total
Cash paid for acquisition of businesses	$87.6
Non-monetary consideration	4.3
Estimated purchase price	$91.9

Assets acquired:
Property and equipment	11.2
Goodwill and identifiable intangible assets	79.4
Other current and long-term assets	8.0

Liabilities assumed:
Long-term liabilities and deferred tax liabilities	(6.7)
Estimated purchase price	$91.9

The goodwill assigned, of which $22.4 million is anticipated to be deductible for tax purposes, is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the respective segment operations. The identifiable intangible assets consists of $40.1 million of customer relationships with weighted average lives of 6.9 years.

The financial position, results of operations and cash flows of the 2017 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a material impact on our revenue and net income for the three and six months ended June 30, 2017. Accordingly, pro forma information for the 2017 acquisitions has not been provided as the impact is not material.

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

During the first quarter of 2016, we completed three acquisitions in our land segment which were not material individually or in the aggregate. The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements, since their respective acquisition dates, and did not have a material impact on our revenue and net income for the three and six months ended June 30, 2016.

Assets and Liabilities Held for Sale

On May 1, 2016, we completed the sale of Pester Marketing Company's ("Pester") retail business for $32.3 million, resulting in a gain of $3.8 million, which is included in other income, net in the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016.

3. Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, land and marine fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. We also enter into proprietary derivative transactions, primarily intended to capitalize on arbitrage opportunities in basis or time spreads related to fuel products we sell. We have applied the normal purchase and normal sales exception (“NPNS”), as provided by accounting guidance for derivative instruments and hedging activities, to certain of our physical forward sales and purchase contracts. While these contracts are considered derivative instruments under the guidance for derivative instruments and hedging activities, they are not recorded at fair value, but rather are recorded in our consolidated financial statements when physical settlement of the contract occurs. If it is determined that a transaction designated as NPNS no longer qualifies for this classification, the fair value of the related contract is recorded as an asset or liability on the consolidated balance sheets and the difference between the fair value and the contract amount is immediately recognized through earnings.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivative Instruments	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$73.0	$2.2	$63.5	$5.4
	Accrued expenses and other current liabilities	0.2	86.0	1.0	93.5
	Other long-term liabilities	—	5.1	—	10.1
Total derivatives designated as hedging instruments		$73.3	$93.3	$64.5	$108.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$79.4	$160.3	$43.9	$86.7
	Identifiable intangible and other non-current assets	20.7	17.1	10.6	6.2
	Accrued expenses and other current liabilities	55.0	52.5	71.2	112.2
	Other long-term liabilities	4.9	8.1	8.6	12.1
		$160.0	$238.0	$134.3	$217.2

Foreign currency contracts	Short-term derivative assets, net	$1.7	$13.5	$1.0	$3.4
	Identifiable intangible and other non-current assets	—	0.9	—	0.1
	Accrued expenses and other current liabilities	8.1	1.6	12.8	2.8
	Other long-term liabilities	—	—	0.1	—
		$9.9	$16.0	$14.0	$6.4
Total derivatives not designated as hedging instruments		$169.9	$253.9	$148.3	$223.6

Total derivatives		$243.2	$347.2	$212.8	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 4.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of June 30, 2017 (in millions):

	As of June 30,
Derivative Instruments	Units	2017
Commodity contracts
Buy / Long	BBL	78.3
Sell / Short	BBL	(83.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(287.9)
Buy U.S. dollar, sell other currencies	USD	424.3

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

Realized and Unrealized Gain (Loss)		For the Three Months Ended		Realized and Unrealized Gain (Loss)		For the Three Months Ended
		June 30,				June 30,
Derivative Instruments	Location	2017	2016	Hedged Items	Location	2017	2016
Commodity contracts				Inventories
	Cost of revenue	1.4	(34.2)		Cost of revenue	1.5	13.9
Total Gain (Loss)		$1.4	$(34.2)	Total Gain (Loss)		$1.5	$13.9

Realized and Unrealized Gain (Loss)		For the Six Months Ended		Realized and Unrealized Gain (Loss)		For the Six Months Ended
		June 30,				June 30,
Derivative Instruments	Location	2017	2016	Hedged Items	Location	2017	2016
Commodity contracts				Inventories
	Cost of revenue	6.7	(30.8)		Cost of revenue	(2.0)	10.7
Total Gain (Loss)		$6.7	$(30.8)	Total Gain (Loss)		$(2.0)	$10.7

The net gains or losses recognized in income for the three months ended June 30, 2017 and 2016, representing hedge ineffectiveness were $2.9 million, and $20.3 million, respectively. For the six months ended June 30, 2017 and 2016, the amounts of gains or losses representing hedge ineffectiveness were $4.6 million, and $20.1 million, respectively. There were no amounts for the three and six months ended June 30, 2017 and 2016, that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, consolidated statements of income and comprehensive income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the Three Months Ended
	June 30,			June 30,
Derivative Instruments	2017	2016	Location	2017	2016

Commodity contracts	$49.3	$(70.0)	Revenue	$15.9	$5.4
Commodity contracts	(43.9)	68.7	Cost of Revenue	(10.6)	1.1
Total Gain (Loss)	$5.4	$(1.3)	Total Gain (Loss)	$5.4	$6.5

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Six Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the Six Months Ended
	June 30,			June 30,
Derivative Instruments	2017	2016	Location	2017	2016

Commodity contracts	$106.4	$(116.5)	Revenue	$5.8	$(48.4)
Commodity contracts	(93.9)	112.9	Cost of Revenue	(3.8)	55.5
Total Gain (Loss)	$12.5	$(3.6)	Total Gain (Loss)	$2.0	$7.1

Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Three Months Ended
	June 30,
Location	2017	2016
Revenue	$(7.9)	$(15.0)
Cost of Revenue	2.1	9.9
Total Gain (Loss)	$(5.7)	$(5.0)

Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Six Months Ended
	June 30,
Location	2017	2016
Revenue	$10.3	$(15.1)
Cost of Revenue	(18.1)	12.8
Total Gain (Loss)	$(7.8)	$(2.3)

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

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2017	2016
Commodity contracts
	Revenue	$19.1	$(5.5)
	Cost of revenue	2.6	8.8
		$21.7	$3.3
Foreign currency contracts
	Revenue	$(1.6)	$4.5
	Other (expense), income, net	(4.8)	(0.4)
		$(6.5)	$4.1
Total Gain (Loss)		$15.2	$7.4

Amount of Realized and Unrealized Gain (Loss)		For the Six Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2017	2016
Commodity contracts
	Revenue	$68.2	$33.4
	Cost of revenue	(36.2)	(38.7)
		$32.1	$(5.3)
Foreign currency contracts
	Revenue	$(2.1)	$6.5
	Other (expense), income, net	(6.4)	(5.6)
		$(8.5)	$0.9
Total Gain (Loss)		$23.6	$(4.4)

Credit-Risk-Related Contingent Features

We enter into derivative instrument contracts which may require us to periodically provide collateral. Certain derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events. These credit events may include the requirement to provide additional collateral or the immediate settlement of the derivative instruments upon the occurrence of a credit downgrade or if certain defined financial ratios fall below an established threshold. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of June 30, 2017	As of December 31, 2016
Net derivatives liability positions with credit contingent features	$4.8	$15.2
Maximum potential collateral requirements	$4.8	$15.2

At June 30, 2017 and December 31, 2016, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $1.1 billion and $1.2 billion as of June 30, 2017 and December 31, 2016, respectively, and our notes receivable of $29.9 million and $16.9 million as of June 30, 2017 and December 31, 2016, respectively, are categorized in Level 3.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value measurements as of June 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$168.0	$62.0	$3.3	$233.3
Foreign currency contracts	—	9.9	—	9.9
Cash surrender value of life insurance	—	5.1	—	5.1
Total assets at fair value	$168.0	$77.0	$3.3	$248.3

Liabilities:
Commodities contracts	$163.0	$35.7	$0.1	$198.8
Foreign currency contracts	—	14.0	—	14.0
Total liabilities at fair value	$163.0	$49.6	$0.1	$212.8

	Fair Value measurements as of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$273.6	$55.3	$2.3	$331.2
Foreign currency contracts	—	16.0	—	16.0
Cash surrender value of life insurance	—	4.0	—	4.0
Total assets at fair value	$273.6	$75.3	$2.3	$351.2

Liabilities:
Commodities contracts	$236.6	$88.8	$0.7	$326.1
Foreign currency contracts	—	6.4	—	6.4
Total liabilities at fair value	$236.6	$95.2	$0.7	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at June 30, 2017 and December 31, 2016, respectively.

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

The following tables summarize those commodity derivative balances subject to the right of offset as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of June 30, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$233.3	$179.8	$53.5	$0.7	$—	$52.8
Foreign currency contracts	9.9	9.1	0.8	—	—	0.8
Total assets at fair value	$243.2	$189.0	$54.2	$0.7	$—	$53.5

Liabilities:
Commodities contracts	$198.8	$179.8	$19.0	$1.6	$—	$17.4
Foreign currency contracts	14.0	9.1	4.8	—	—	4.8
Total liabilities at fair value	$212.8	$189.0	$23.8	$1.6	$—	$22.2

	Fair Value as of December 31, 2016
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$331.2	$249.7	$81.5	$27.1	$—	$54.5
Foreign currency contracts	16.0	5.1	10.9	—	—	10.9
Total assets at fair value	$347.2	$254.8	$92.4	$27.1	$—	$65.3

Liabilities:
Commodities contracts	$326.1	$249.7	$76.5	$2.0	$—	$74.5
Foreign currency contracts	6.4	5.1	1.2	—	—	1.2
Total liabilities at fair value	$332.5	$254.8	$77.7	$2.0	$—	$75.7

At June 30, 2017 and December 31, 2016, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.

5. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following (in millions):

	As of
	June 30,	December 31,
	2017	2016
Credit Facility	$210.0	$325.2
Term Loans	840.0	840.0
Capital leases	11.6	12.6
Other	6.2	8.5
Total debt	$1,067.8	$1,186.3
Short-term debt	$21.7	$15.4
Long-term debt	$1,046.1	$1,170.8

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$1.7	$1.5	$2.7	$2.8
Interest expense and other financing costs	(15.5)	(9.6)	(29.2)	(18.5)
	$(13.8)	$(8.1)	$(26.5)	$(15.7)

t
6. Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments, was as follows (in millions):

	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(147.5)	$(7.4)	$(154.8)
Other comprehensive income	17.6	10.5	28.1
Less: Net other comprehensive (loss) attributable to noncontrolling interest	(1.1)	—	(1.1)
Balance as of June 30, 2017	$(130.9)	$3.1	$(127.8)

Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive (loss) income	(13.2)	5.0	(8.3)
Less: Net other comprehensive income attributable to noncontrolling interest	0.8	—	0.8
Balance as of June 30, 2016	$(122.7)	$4.2	$(118.6)

The foreign currency translation adjustment gains for the six months ended June 30, 2017 were primarily due to the weakening of the U.S. dollar as compared to the British Pound. The foreign currency translation adjustment losses for the six months ended June 30, 2016 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

7. Income Taxes

U.S. and foreign income before income taxes consist of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$(4.8)	$(20.8)	$(18.5)	$(25.5)
Foreign	39.6	57.6	89.4	117.2
	$34.9	$36.9	$70.9	$91.6

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and income tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recorded as a component of the income tax provision in the period that includes the enactment date.

We have recorded deferred tax assets for gross temporary differences where our tax basis exceeds our book basis, and we also have net operating loss deferred tax assets, primarily in the Unites States. We have also recorded deferred tax liabilities for gross temporary differences where our book basis exceeds our tax basis.

Regular assessments are made on the likelihood that our deferred tax assets will be recovered from our future taxable income. Our evaluation is based on estimates, assumptions, and includes an analysis of available positive and negative evidence, giving weight based on the evidence’s relative objectivity. Sources of positive evidence include estimates of future taxable income, future reversal of existing taxable temporary differences, taxable income in carryback years, and available tax planning strategies. Sources of negative evidence include current and cumulative losses in recent years, losses expected in early future years, any history of operating losses or tax credit carryforwards expiring unused, and unsettled circumstances that, if unfavorably resolved, would adversely affect future profit levels.

The carrying value of the Company’s deferred tax assets is based on our present belief that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets. The amount of the deferred tax asset considered recoverable could be adjusted if our estimates of future taxable income during the carryforward period change favorably or unfavorably. To the extent we believe that it is more likely than not that some or all of the deferred tax assets will not be realized, we must establish a valuation allowance against those deferred tax assets, resulting in additional income tax expense in the period such determination is made.
Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax provision	$4.6	$7.1	$9.6	$10.3

Effective income tax rate	13.2%	19.4%	13.5%	11.2%

Our provision for income taxes for the three months ended June 30, 2017 was adjusted for an income tax expense of $2.7 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $2.7 million adjustment, the three month period ended June 30, 2017 effective income tax rate would have been 5.4%. The actual effective income tax rate for the full 2017 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned. Our provision for income taxes for each of the six-month periods ended June 30, 2017 and 2016 was calculated based on the estimated annual effective income tax rate for the full 2017 and 2016 fiscal years. Our provision for income taxes for the six months ended June 30, 2017 was adjusted for an income tax expense of $3.9 million, net, for discrete items related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation in accordance with ASU 2016-09. Without the $3.9 million expense, the six month period ended June 30, 2017 effective income tax rate would have been 8.1%.

We operate under a special income tax concession in Singapore which began January 1, 2008. Our current 5 year special income tax concession was effective January 1, 2013. The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and by $1.3 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 and $0.02 for the three months ended June 30, 2017 and 2016, respectively, and $0.02 and $0.03 for the six months ended June 30, 2017 and 2016, respectively.  On a diluted earnings per common share basis, the impact was $0.01 and $0.02 for the three months ended June 30, 2017 and 2016, respectively, and $0.02 and $0.03 for the six months ended June 30, 2017 and 2016, respectively.

During the second quarter of 2017, we signed an agreement with the Internal Revenue Service (IRS) which effectively closed the income tax audit for the tax years 2011 and 2012. The matter had already been provided for within our reserve estimates.

The South Korea branch of one of our subsidiaries has received an income tax assessment notice for the years 2011 - 2014 totaling $8.2 million (KRW 9.2 billion). We disagree with the South Korea tax authorities' assessment and are in the process of appealing.

8. Goodwill

The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Marine	Total
Balance as of December 31, 2016	$266.8	$496.7	$72.3	$835.8
Additions	39.3	—	—	39.3
Foreign exchange and other adjustments	6.8	6.1	(0.1)	12.8
Balance as of June 30, 2017	$312.9	$502.7	$72.2	$887.9

9. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to World Fuel	$30.0	$30.0	$61.4	$81.6
Denominator:
Weighted average common shares for basic earnings per common share	68.4	69.5	68.5	69.5
Effect of dilutive securities	0.3	0.5	0.4	0.5
Weighted average common shares for diluted earnings per common share	68.7	70.0	68.9	70.0

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.9	1.1	1.3	1.2

Basic earnings per common share	$0.44	$0.43	$0.90	$1.17

Diluted earnings per common share	$0.44	$0.43	$0.89	$1.17

10. Commitments and Contingencies

Tax Matters

From time to time, we are under review by various domestic and foreign tax authorities with regards to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil and South Korea, where the amounts under controversy may be significant.

During the quarter ended December 31, 2016, the Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $10.6 million (KRW 11.9 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.9 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions. In addition to these assessments, in November 2016, the SRTO referred the case to the Seoul Central District Prosecutors Office (“SCDPO”) for investigation and determination as to whether the alleged invoicing and reporting violations should be subject to criminal action under Korean law. On March 30, 2017, the SCDPO issued a decision not to bring a criminal action against us and the time for the SRTO to appeal the decision has expired.

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

Other Matters

On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. On February 17, 2017, the Korean Rehabilitation Court formally adjudicated the liquidation of Hanjin. As of June 30, 2017, we had outstanding Hanjin receivables of approximately $2.8 million, net of anticipated insurance recoveries of approximately $3.9 million. While we believe we will recover all or substantially all of the outstanding Hanjin and insurance receivables, there can be no assurance that we will be able to recover all of the remaining amounts.

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2017, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

11. Business Segments

We operate in three reportable segments consisting of aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers and the products and services provided to those customers. Accordingly, our aviation, land and marine segments are organized based on the specific markets their functional business components serve, which are primarily businesses and governmental customers operating in those respective markets

In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments as well as intergovernmental organizations.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2017	2016	2017	2016
Aviation segment	$3,508.4	$2,621.6	$6,825.8	$4,841.0
Land segment	2,564.0	2,171.0	5,347.4	3,866.0
Marine segment	2,013.8	1,840.4	4,107.3	3,116.9
	$8,086.2	$6,633.0	$16,280.4	$11,823.9

Gross profit:
Aviation segment	$110.9	$98.6	$210.8	$187.3
Land segment	87.2	80.2	185.0	173.9
Marine segment	32.9	39.7	66.6	78.8
	$231.0	$218.5	$462.4	$440.0
Income from operations:
Aviation segment	$49.7	$37.2	$90.2	$71.2
Land segment	12.2	16.2	33.6	50.1
Marine segment	7.2	11.0	15.5	22.5
	69.2	64.4	139.3	143.8
Corporate overhead - unallocated	(17.9)	(18.8)	(37.7)	(37.2)
	$51.2	$45.6	$101.6	$106.6

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	June 30,	December 31,
	2017	2016
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $6.9 and $6.6 as of June 30, 2017 and December 31, 2016, respectively	$786.0	$776.0
Land segment, net of allowance for bad debt of $9.2 and $8.2 as of June 30, 2017 and December 31, 2016, respectively	712.2	737.5
Marine segment, net of allowance for bad debt of $11.6 and $10.2 as of June 30, 2017 and December 31, 2016, respectively	743.3	830.5
	$2,241.4	$2,344.0
Total assets:
Aviation segment	$2,049.4	$2,050.6
Land segment	1,913.8	1,928.5
Marine segment	1,169.7	1,287.7
Corporate	153.1	145.8
	$5,286.0	$5,412.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the aviation, land and marine markets in 2017, our marine segment financial results over the remainder of 2017, cost reduction initiatives, the timing, cost and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, as well as expectations regarding military-related activity, our ability to continue growing market share in our land segment and our expectations about the effect of the acquisition on our aviation segment, as well as our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	changes in the market price of fuel;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate, including a continuation of the global economic instability and its impact on the airline and shipping industries;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with United Kingdom ("U.K.") referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	our ability to realize the benefit of any cost savings;

•	the impact of natural disasters, such as hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in United States ("U.S.") or foreign tax laws, interpretations of such laws, or changes in the mix of taxable income among different tax jurisdictions;

•	our failure to generate sufficient future taxable income in jurisdictions with significant deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2016 10-K Report and those described from time to time in our other filings with the SEC.

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

Business Overview

We are a global energy management company involved in providing energy procurement advisory services, supply fulfillment and transaction and payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries. We compete by providing our customers with value-added benefits, including single-supplier convenience, competitive pricing, the availability of trade credit, price risk management, logistical support, fuel quality control and fuel procurement outsourcing.

Within our marine segment, the further deterioration in the overall maritime industry combined with continued limited market volatility has resulted in lower volumes and reduced demand for our price risk management products.  We do not anticipate a meaningful improvement in the overall macroeconomic environment, therefore, we do not expect material improvement in our marine segment financial results over the remainder of 2017.

The overall aviation market remains strong, reflecting healthy airline financial performance and strong overall demand.  Our aviation segment has benefited from our increased logistics capability and expanded footprint from the acquisition of the aviation fueling operations at more than 80 airport locations in seven countries. In addition, a significant portion of our aviation business consists of providing fuel and related products and services to the U.S. and foreign governments.  While we expect military-related activity to decline over time, the related contribution remains strong.  Demand for these products and services is driven by global events and military-related activities and can therefore significantly change from period to period.
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, serving to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the U.S. However, our land segment can be impacted by market and weather conditions, such as the unfavorable supply dynamics in Brazil and unseasonably warm winter weather conditions. Adverse market conditions continue to impact our supply and trading activities, related results of operations and profitability, specifically within the U.S. The continuation of unusual weather conditions in the future could adversely impact our results of operations.

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
In our aviation and land segments, we primarily purchase and resell fuel and other products. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Profitability in our segments also depends on our operating expenses, which may be significantly affected to the extent that we are required to provide for potential bad debt.
Our revenue and cost of revenue are significantly impacted by fuel prices. Significant movements in fuel prices during any given financial period can have a significant impact on our gross profit, either positively or negatively depending on the direction, volatility and timing of such price movements. Additionally, our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns.

Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.
The results of operations include the results of the fueling operations acquired in Italy, Germany, Australia and New Zealand as of their respective acquisition dates.
Selected financial information with respect to our business segments is provided in Note 11 to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue. Our revenue for the second quarter of 2017 was $8.1 billion, an increase of $1.5 billion, or 21.9%, as compared to the second quarter of 2016.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2017	2016	$ Change
Aviation segment	$3,508.4	$2,621.6	$886.8
Land segment	2,564.0	2,171.0	392.9
Marine segment	2,013.8	1,840.4	173.4
	$8,086.2	$6,633.0	$1,453.2

Revenues in our aviation segment were $3.5 billion for the second quarter of 2017, an increase of $0.9 billion, or 33.8% as compared to the second quarter of 2016. The increase in aviation revenues was attributable to increased volumes from our core resale operations in North America and from our acquired international fueling operations. Total volumes for the second quarter of 2017 were 2.0 billion gallons, an increase of 17.9%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the second quarter of 2017, where the average price per gallon sold was $1.60, as compared to $1.52 in the second quarter of 2016.

Revenues in our land segment were $2.6 billion for the second quarter of 2017, an increase of $0.4 billion, or 18.1%, as compared to the second quarter of 2016. The increase in land revenues primarily resulted from a 229 million gallon volume increase to 1.5 billion gallons for the second quarter of 2017, an increase of 18.4%, primarily attributable to acquired businesses which was offset by a lower average fuel price per gallon sold in the second quarter of 2017, as compared to the second quarter of 2016.

Revenues in our marine segment were $2.0 billion for the second quarter of 2017, an increase of $173.4 million, or 9.4%, as compared to the second quarter of 2016. The increase was driven by higher average fuel prices, where we experienced a 32.9% increase in the average price per metric ton sold, to $297.8 in the second quarter of 2017 as compared to $224.0 in the second quarter of 2016. Overall prices remain low compared to historical levels, and we do not anticipate meaningful improvements in the low fuel price environment over the remainder of 2017. Volumes in our marine segment declined 17.7% to 6.8 million metric tons for the second quarter of 2017, as compared to the 2016 period, driven principally by lower volumes in Asia and further deterioration in the overall maritime industry.

Gross Profit.  Our gross profit for the second quarter of 2017 was $231.0 million, an increase of $12.4 million, or 5.7%, as compared to the second quarter of 2016. Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2017	2016	$ Change
Aviation segment	$110.9	$98.6	$12.3
Land segment	87.2	80.2	6.9
Marine segment	32.9	39.7	(6.7)
	$231.0	$218.5	$12.4

Our aviation segment gross profit for the second quarter of 2017 was $110.9 million, an increase of $12.3 million, or 12.5%, as compared to the second quarter of 2016. The increase in aviation gross profit was primarily due to increased volumes from our core resale operations in North America and from our international fueling operations.

Our land segment gross profit for the second quarter of 2017 was $87.2 million, an increase of $6.9 million, or 8.6%, as compared to the second quarter of 2016. The increase in land segment gross profit is principally attributable to recently acquired businesses, net of dispositions, which is offset by continued lower profitability related to our supply and trading activities in the U.S. during the second quarter of 2017, as compared to the comparable prior year quarter, and in Brazil where we experienced unfavorable supply dynamics.

Our marine segment gross profit for the second quarter of 2017 was $32.9 million, a decrease of $6.7 million, or 17.0%, as compared to the second quarter of 2016. Our marine segment was adversely impacted by further deterioration of market conditions in the overall maritime industry. The gross profit decline was principally driven by reduced volumes in our core business, primarily in Asia, and a further decline in profits from the sale of price risk management products to our marine customers, which continues to be adversely impacted by limited price volatility.

Operating Expenses. Total operating expenses for the second quarter of 2017 were $179.7 million, an increase of $6.8 million, or 3.9%, as compared to the second quarter of 2016. The total increase in operating expenses was associated with acquisition related costs that were directly attributable to our acquired businesses. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	June 30,
	2017	2016	$ Change
Compensation and employee benefits	$102.3	$103.7	$(1.4)
Provision for bad debt	1.5	2.5	(1.0)
General and administrative	76.0	66.8	9.2
	$179.7	$173.0	$6.8

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2017	2016	$ Change
Aviation segment	$49.7	$37.2	$12.5
Land segment	12.2	16.2	(4.0)
Marine segment	7.2	11.0	(3.8)
	69.2	64.4	4.8
Corporate overhead - unallocated	(17.9)	(18.8)	0.8
	$51.2	$45.6	$5.6

Our income from operations for the second quarter of 2017 was $51.2 million, an increase of $5.7 million, or 12.4%, as compared to the second quarter of 2016.  The increase was attributable primarily to stronger results in our aviation segment, which benefited from increased volumes from our international fueling operations. The increase in aviation was partially offset by weaker results in both the land and marine segments. Within our land segment, we experienced higher operating costs associated with previously completed acquisitions, specifically Associated Petroleum Products, Inc. ("APP") and PAPCO, Inc. ("PAPCO"). Additionally, our land segment experienced lower profitability in Brazil due to unfavorable supply dynamics and lower profitability related to our supply and trading activities in the U.S. as compared to the comparable prior year period. Within our marine segment, we experienced lower volumes in our core business, primarily in Asia, and a further decline in profits from our price risk management product activities. The recently completed cost reduction activities improved the overall operating efficiency of the marine business.

Corporate overhead costs not charged to the business segments for the second quarter of 2017 were $17.9 million, a decrease of $0.8 million, or 4.3%, as compared to the second quarter of 2016.

Non-Operating Expenses, net.  For the second quarter of 2017, we had non-operating expenses, net of $16.4 million, an increase of $7.7 million as compared to the second quarter of 2016, driven principally by higher finance costs, associated with acquired businesses.

Income Taxes. For the second quarter of 2017, our effective income tax rate was 13.2% and our income tax provision was $4.6 million, as compared to an effective income tax rate of 19.4% and an income tax provision of $7.1 million for the second quarter of 2016. The lower effective income tax rate for the second quarter of 2017 was impacted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.

Net Income Attributable to Noncontrolling Interest. For the second quarter of 2017, net income attributable to noncontrolling interest was $0.2 million, an increase of $0.4 million as compared to the second quarter of 2016.

Net Income and Diluted Earnings per Common Share. Our net income for the second quarter of 2017 was $30.0 million, a increase of $0.1 million, or 0.2%, as compared to the second quarter of 2016. Diluted earnings per common share was $0.44 and $0.43 per common share for the second quarter of 2017 and 2016, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue. Our revenue for the first six months of 2017 was $16.3 billion, an increase of $4.5 billion, or 37.7%, as compared to the first six months of 2016. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2017	2016	$ Change
Aviation segment	$6,825.8	$4,841.0	$1,984.8
Land segment	5,347.4	3,866.0	1,481.3
Marine segment	4,107.3	3,116.9	990.4
	$16,280.4	$11,823.9	$4,456.6

Revenues in our aviation segment were $6.8 billion for the first six months ended June 30, 2017, an increase of $2.0 billion, or 41.0%, as compared to the first six months of 2016.  The increase in aviation revenues was driven by higher average jet fuel prices per gallon sold in the first six months of 2017, where the average price per gallon sold was $1.65, as compared to $1.45 in 2016.  The overall increase was also attributable to increased volumes from our international fueling operations and increased volumes from our core resale operations in North America, where volumes for the first six months of 2017 were 3.9 billion gallons, an increase of 15.3%, as compared to the comparable prior year period.

Revenues in our land segment were $5.3 billion for the first six months of 2017, an increase of $1.5 billion, or 38.3%, as compared to the first six months of 2016.  The increase in land revenues primarily resulted from a higher average fuel price per gallon sold during the first six months of 2017, as compared to the first six months of 2016.  The overall increase was also attributable primarily to an increase in volumes from acquired businesses, where volumes for the first six months of 2017 were 3.0 billion gallons, an increase of 20.9%, as compared to the first six months of 2016.

Revenues in our marine segment were $4.1 billion for the first six months of 2017, an increase of $1.0 billion, or 31.8%, as compared to the first six months of 2016.  The increase was driven primarily by a 53.9% increase in the average price per metric ton sold, to $302.1 in the first six months of 2017 as compared to $196.3 in the first six months of 2016. Volumes in our marine segment for the first six months of 2017 were 13.6 million metric tons and a decrease by 14.4%, as compared to the first six months of 2016.

Gross Profit.  Our gross profit for the first six months of 2017 was $462.4 million, an increase of $22.4 million, or 5.1%, as compared to the first six months of 2016.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2017	2016	$ Change
Aviation segment	$210.8	$187.3	$23.6
Land segment	185.0	173.9	11.1
Marine segment	66.6	78.8	(12.3)
	$462.4	$440.0	$22.4

Our aviation segment gross profit for the first six months of 2017 was $210.8 million, an increase of $23.6 million, or 12.6%, as compared to the first six months of 2016. The increase in aviation gross profit was due to higher gross profit per gallon sold in our physical inventory business, as a result of the timing and direction of jet fuel price movements, increased volumes from our international fueling operations, and increased activity in our U.S. and foreign military-related businesses.

Our land segment gross profit for the first six months of 2017 was $185.0 million, an increase of $11.1 million, or 6.4%, as compared to the first six months of 2016.  The increase in land segment gross profit was primarily driven by recently acquired businesses, including APP, PAPCO and certain acquisitions in Kinect, our global energy management services business, that were not included in our prior year results. Increases in our land segment were partially offset by continued lower profits from our supply and trading activities in the U.S, lower demand in the U.K. due to unseasonably warm weather conditions, and unfavorable supply dynamics in Brazil.

Our marine segment gross profit for the first six months of 2017 was $66.6 million, a decrease of $12.3 million, or 15.6%, as compared to the first six months of 2016.  The marine segment was adversely impacted by further deterioration in the overall maritime industry, leading to lower profitability in our core business, primarily in Asia, and a further decline in profits from the sale of price risk management products.

Operating Expenses. Total operating expenses for the first six months of 2017 were $360.9 million, an increase of $27.4 million, or 8.2%, as compared to the first six months of 2016.  The total increase in operating expenses was primarily associated with acquired businesses. The following table sets forth our expense categories (in millions):

	For the Six Months Ended
	June 30,
	2017	2016	$ Change
Compensation and employee benefits	$206.8	$199.6	$7.3
Provision for bad debt	3.9	3.9	—
General and administrative	150.1	129.9	20.1
	$360.9	$333.4	$27.4

Income from Operations.  Our income from operations, excluding unallocated corporate overhead, for the first six months of 2017 was $139.3 million, a decrease of $4.5 million, or 3.1%, as compared to the first six months of 2016.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2017	2016	$ Change
Aviation segment	$90.2	$71.2	$19.0
Land segment	33.6	50.1	(16.5)
Marine Segment	15.5	22.5	(6.9)
	139.3	143.8	(4.5)
Corporate overhead - unallocated	(37.7)	(37.2)	(0.6)
	$101.6	$106.6	$(5.1)

Our income from operations, including unallocated corporate overhead, for the first six months of 2017 was $101.6 million, a decrease of $5.1 million, or 4.7%, as compared to the first six months of 2016.  The decrease was attributable to our land and marine segments. In our land segment, income from operations for the first six months of 2017 was $33.6 million a decrease of $16.5 million or 33.0%, as compared to the first six months of 2016. Within our land segment we experienced higher operating costs associated with recently acquired businesses, specifically APP and PAPCO, which were not included in the prior year results. In addition, our land segment experienced continued lower profits from our supply and trading activities in the U.S, lower demand in the U.K. due to unseasonably warm weather conditions and unfavorable supply dynamics in Brazil. In our marine segment, income from operations for the first six months of 2017 was $15.5 million, a decrease of $6.9 million, or 30.8%, as compared to the first six months of 2016.  Our marine segment was adversely impacted by further weakness in the overall maritime industry. The declines in our land and marine segments were partially offset by increases in our aviation segment, where we experienced higher profits per gallon sold in our physical inventory business, as a result of the timing and direction of jet fuel price movements, increased volumes from our international fueling operations, and increased activity in our U.S. and foreign military-related businesses.

Corporate overhead costs not charged to the business segments for the first six months of 2017 were $37.7 million, an increase of $0.6 million, or 1.6%, as compared to the first six months of 2016, principally driven by additional costs related to overall corporate enterprise activities that are not charged to the business segments and are designed to support our growing global business.

Non-Operating Expenses, net. We had non-operating expenses, net of $30.6 million, for the first six months of 2017, an increase of $15.7 million million as compared to the first six months of 2016 driven principally by finance costs associated with acquired businesses.

Income Taxes.  For the first six months of 2017, our effective income tax rate was 13.5% and our income tax provision was $9.6 million, as compared to an effective income tax rate of 11.2% and an income tax provision of $10.3 million for the first six months of 2016.  Our provision for income taxes for the six months ended June 30, 2017 was adjusted for an income tax expense of $3.9 million, net for discrete items related to changes in estimates in uncertain tax positions. Without the $3.9 million adjustment, the six month period ended June 30, 2017 effective income tax rate would have been 8.1%. The lower effective income tax rate for the first six months of 2017 was impacted principally by significantly lower results in the United States where our tax rate is the highest.

Net Loss Attributable to Noncontrolling Interest.  For the first six months of 2017, net loss attributable to noncontrolling interest was $33.2 thousand, a decrease of $0.2 million as compared to the first six months of 2016.

Net Income and Diluted Earnings per Common Share.  Our net income for the first six months of 2017 was $61.4 million, a decrease of $20.3 million, or 24.8%, as compared to the first six months of 2016. Diluted earnings per common share for the first six months of 2017 was $0.89 per common share, an decrease of $0.28 per common share, or 23.9%, as compared to the first six months of 2016.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2017 and 2016 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$155.8	$201.0
Net cash (used in) investing activities	(120.4)	(36.8)
Net cash (used in) financing activities	(163.7)	(10.6)

Operating Activities. For the six months ended June 30, 2017, net cash provided by operating activities was $155.8 million as compared to $201.0 million for the first six months of 2016. The $45.2 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions. Cash flows from short-term derivative assets, net and the associated cash collateral we are required to post with our financial counterparties declined, as a result of reduced hedging activities. This decline was partially offset by increases in net accounts receivable and accounts payable balances primarily as a result of timing of payments to suppliers and fuel price changes.

Investing Activities. For the six months ended June 30, 2017, net cash used in investing activities was $120.4 million as compared to $36.8 million for the first six months of 2016. The $83.6 million increase in cash used in investing activities was primarily due to $38.8 million in increased cash used for the acquisition of businesses and $29.3 million related to the proceeds from the sale of a business in 2016.

Financing Activities. For the six months ended June 30, 2017, net cash used in financing activities was $163.7 million as compared to $10.6 million for the first six months of 2016. The $153.1 million change was principally due to $139.5 million in net repayments of borrowings under our credit facility in the first six months of 2017 as compared to the first six months of 2016 and a $13.5 million increase in cash used for common stock repurchases in the first six months of 2017 as compared to the first six months of 2016.

Other Liquidity Measures

Cash and Cash Equivalents. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $575.6 million and $698.6 million, respectively. Our primary use of cash and cash equivalents are to fund working capital and strategic investments. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. We had $840.0 million in Term Loans outstanding as of June 30, 2017 and December 31, 2016.  We also have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $210.0 million and $325.2 million as of June 30, 2017 and December 31, 2016, respectively. Our issued letters of credit under the Credit Facility totaled $3.0 million and $8.3 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the unused portion of our Credit Facility was $1.05 billion and $926.5 million, respectively.
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
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2017, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2017 and December 31, 2016, our outstanding letters of credit and bank guarantees under these credit lines totaled $174.0 million and $176.5 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $600.0 million of our accounts receivable. As of June 30, 2017, we had sold accounts receivable of $338.4 million under the RPAs.

Short-Term Debt. As of June 30, 2017, our short-term debt of $21.7 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future. We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the planning phase and the cost incurred during the first six months of 2017 was not material. We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

We believe that our cash and cash equivalents as of June 30, 2017 (of which approximately $122.0 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2016 to June 30, 2017.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2016 10-K Report.

Contractual Obligations

Derivative Obligations. As of June 30, 2017, our net derivative obligations were $26.1 million, principally due within one year.

Purchase Commitment Obligations. As of June 30, 2017, fixed purchase commitments under our derivative programs amounted to $335.7 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2017, we had issued letters of credit and bank guarantees totaling $177.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of June 30, 2017, see Notes to the Consolidated Financial Statements – Note 3. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2016. Please refer to our 2016 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2017.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2017 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2017 - 4/30/2017	—	$35.97	—	$66,155
5/1/2017 - 5/31/2017	588	37.91	550	45,321
6/1/2017 - 6/30/2017	—	36.38	—	45,321
Total	588	$37.91	550	$45,321

(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) In September 2016, our Board of Directors approved a common stock repurchase program which replaced and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2017, $45.3 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	World Fuel Services Corporation Executive Severance Policy.*

10.2
Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders.

10.3	Form of John P. Rau and Michael J. Crosby 2015 Performance-Based Restricted Stock Units Grant Agreement under the 2006 Omnibus Plan.*

10.4	Form of John P. Rau and Michael J. Crosby 2015 Restricted Stock Grant Agreement under the 2006 Omnibus Plan.*

10.5	John P. Rau Restricted Stock Grant Agreement dated May 10, 2014.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 6.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2017	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer