Form 10-Q
period 2017-09-30
WORLD FUEL SERVICES CORP
filed 2017-10-31
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The registrant had a total of 67,618,762 shares of common stock, par value $0.01 per share, issued and outstanding as of October 19, 2017.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$546.0	$698.6
Accounts receivable, net	2,583.4	2,344.0
Inventories	522.7	458.0
Prepaid expenses	55.3	46.5
Short-term derivative assets, net	30.6	58.9
Other current assets	287.3	230.6
Total current assets	4,025.3	3,836.6
Property and equipment, net	332.1	311.2
Goodwill	901.1	835.8
Identifiable intangible and other non-current assets	464.6	429.1
Total assets	$5,723.1	$5,412.6
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$23.6	$15.4
Accounts payable	2,041.0	1,770.4
Customer deposits	99.4	90.8
Accrued expenses and other current liabilities	302.2	306.0
Total current liabilities	2,466.3	2,182.7
Long-term debt	1,128.1	1,170.8
Non-current income tax liabilities, net	149.7	84.6
Other long-term liabilities	43.2	34.5
Total liabilities	$3,787.3	$3,472.6
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.7 and 69.9 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	349.3	399.9
Retained earnings	1,693.9	1,679.3
Accumulated other comprehensive loss	(124.8)	(154.8)
Total World Fuel shareholders' equity	1,919.0	1,925.0
Noncontrolling interest equity	16.8	15.0
Total equity	1,935.8	1,940.0
Total liabilities and equity	$5,723.1	$5,412.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$8,543.0	$7,399.8	$24,823.4	$19,223.6
Cost of revenue	8,303.1	7,163.1	24,121.1	18,546.9
Gross profit	239.9	236.7	702.3	676.7
Operating expenses:
Compensation and employee benefits	107.6	106.6	314.5	306.2
Provision for bad debt	2.4	1.5	6.3	5.4
General and administrative	68.6	70.3	218.7	200.2
	178.6	178.4	539.5	511.9
Income from operations	61.3	58.2	162.8	164.8
Non-operating expenses, net:
Interest expense and other financing costs, net	(15.8)	(10.3)	(42.2)	(26.0)
Other income (expense), net	(0.9)	0.5	(5.0)	1.2
	(16.7)	(9.8)	(47.3)	(24.8)
Income before income taxes	44.6	48.4	115.6	140.1
Provision for income taxes	82.6	5.4	92.2	15.7
Net income (loss) including noncontrolling interest	(37.9)	43.0	23.4	124.4
Net income attributable to noncontrolling interest	0.6	0.3	0.6	0.1
Net income (loss) attributable to World Fuel	$(38.5)	$42.7	$22.8	$124.3

Basic earnings per common share	$(0.57)	$0.62	$0.33	$1.79

Basic weighted average common shares	67.9	69.1	68.3	69.4

Diluted earnings per common share	$(0.57)	$0.61	$0.33	$1.78

Diluted weighted average common shares	68.2	69.5	68.6	69.9

Comprehensive income:
Net income (loss) including noncontrolling interest	$(37.9)	$43.0	$23.4	$124.4
Other comprehensive income (loss):
Foreign currency translation adjustments	12.2	(14.6)	29.8	(27.9)
Cash Flow hedges, net of income tax benefit of $5.5 and income tax expense of $1.1 for the three and nine months ended September 30, 2017, respectively	(8.7)	(7.7)	1.8	(2.8)
Other comprehensive income (loss):	3.5	(22.4)	31.6	(30.7)
Comprehensive income (loss) including noncontrolling interest	(34.4)	20.7	55.0	93.7
Comprehensive income attributable to noncontrolling interest	1.1	1.4	2.2	1.9
Comprehensive income (loss) attributable to World Fuel	$(35.5)	$19.3	$52.8	$91.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	22.8	—	22.8	0.6	23.4
Cash dividends declared	—	—	—	(8.2)	—	(8.2)	—	(8.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	15.3	—	—	15.3	—	15.3
Cancellation of common stock related to share-based payment awards	(0.4)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(1.7)	—	(61.9)	—	—	(61.9)	—	(61.9)
Other comprehensive income	—	—	—	—	30.0	30.0	1.6	31.6
Balance as of September 30, 2017	67.7	$0.7	$349.3	$1,693.9	$(124.8)	$1,919.0	$16.8	$1,935.8

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
Net income	—	—	—	124.3	—	124.3	0.1	124.4
Cash dividends declared	—	—	—	(12.5)	—	(12.5)	—	(12.5)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	14.5	—	—	14.5	—	14.5
Issuance of common stock related to share-based payment awards including income tax benefit of $1.6 million	0.1	—	1.6	—	—	1.6	—	1.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.2)	—	—	(4.2)	—	(4.2)
Purchases of common stock	(0.4)	—	(18.4)	—	—	(18.4)	—	(18.4)
Acquisition of remaining 49% equity interest (a)	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive (loss)	—	—	—	—	(28.9)	(28.9)	(1.8)	(30.7)
Balance as of September 30, 2016	70.4	$0.7	$418.0	$1,681.2	$(138.3)	$1,961.6	$15.2	$1,976.8

(a) Relates to Tobras. See Note 2. Acquisitions.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interest	$23.4	$124.4
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	64.1	58.4
Provision for bad debt	6.3	5.4
Valuation allowance against the net U.S. deferred tax assets	76.9	—
Gain on sale of held for sale assets and liabilities	—	(3.8)
Share-based payment award compensation costs	15.3	14.5
Deferred income tax benefit	(21.2)	(14.5)
Extinguishment of liabilities, net	(2.2)	(5.2)
Foreign currency losses (gains), net	8.4	(18.3)
Other	(0.2)	2.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(256.3)	(212.3)
Inventories	(69.5)	(89.3)
Prepaid expenses	(9.8)	(0.2)
Short-term derivative assets, net	28.4	192.5
Other current assets	(49.7)	(30.4)
Cash collateral with financial counterparties	(15.6)	128.8
Other non-current assets	(19.3)	13.6
Accounts payable	253.7	213.2
Customer deposits	6.4	(10.5)
Accrued expenses and other current liabilities	—	(144.5)
Non-current income tax, net and other long-term liabilities	5.9	(4.0)
Total adjustments	21.8	95.9
Net cash provided by operating activities	45.2	220.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(94.6)	(266.4)
Proceeds from sale of business	—	29.3
Capital expenditures	(37.8)	(28.9)
Other investing activities, net	(0.5)	6.9
Net cash (used in) investing activities	(133.0)	(259.2)
Cash flows from financing activities:
Borrowings of debt	3,500.1	2,810.6
Repayments of debt	(3,492.6)	(2,451.1)
Dividends paid on common stock	(12.3)	(12.5)
Purchases of common stock	(61.9)	(18.4)
Federal and state tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based payment awards	—	1.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(4.0)	(4.2)
Other financing activities, net	(2.0)	(0.2)
Net cash (used in) provided by financing activities	(72.7)	325.7
Effect of exchange rate changes on cash and cash equivalents	7.8	3.0
Net (decrease) increase in cash and cash equivalents	(152.6)	289.9
Cash and cash equivalents, as of beginning of period	698.6	582.5
Cash and cash equivalents, as of end of period	$546.0	$872.3

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, was $4.2 million as of September 30, 2016.

In connection with our acquisitions, the following table presents the assets acquired, net of cash and liabilities assumed (in millions):

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Assets acquired, net of cash	$98.9	$321.6

Liabilities assumed	$7.0	$59.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
1. Significant Accounting Policies

Basis of Presentation

We prepared the consolidated financial statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) can be condensed or omitted. Unless the context requires otherwise, references to “World Fuel”, “the Company”, “we”, “us”, or “our” in this Quarterly Report on Form 10-Q (“10-Q Report”) refer to World Fuel Services Corporation and its subsidiaries.

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

There have been no significant changes in the Company's accounting policies from those disclosed in our 2016 10‑K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2016 10‑K Report.

Adoption of New Accounting Standard
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, Accounting Standards Update (ASU) 2017-04 was issued, which simplifies the accounting for goodwill impairment by eliminating the requirement to perform a hypothetical purchase price allocation. As a result, an entity should recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We have early adopted ASU 2017-04 and will apply the new guidance for our goodwill impairment tests that will be performed during the fourth quarter. Accordingly, we continue to evaluate the adoption of this new guidance to determine if it will have a significant impact on our consolidated financial statements and related disclosures.

Accounting Standards Issued but Not Yet Adopted
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

In preparation for adoption, we initially developed a cross-functional team and utilized a third-party service provider to assist us throughout our evaluation. In addition, we have factored in the adoption into our ongoing enterprise resource planning ("ERP") platform upgrade, which we previously committed to perform, as our system readiness is a key element towards the determination of the adoption approach we undertake. We have substantially completed our review of certain contracts for each of our revenue streams, including additional selections that were identified as we continued to consider our various revenue streams. Through this process, we have made preliminary determinations on how certain of our revenue streams will be accounted for and we have substantially completed our associated revenue recognition policy, which captures those decisions. We continue to evaluate the appropriate design of our internal control environment and will make necessary changes to our existing controls, if necessary. Additionally, the Company has selected the modified retrospective adoption approach, and as we proceed through our analysis, we will begin assessing the potential cumulative adjustment, if any that the Company would recognize upon adoption of the ASU. We continue to perform our assessment, and while those activities are not complete, we expect to identify similar performance obligations under ASC 606 as compared to those previously identified.

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
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. In August 2017, ASU 2017-12 was issued. The ASU is targeted at simplifying the application of hedge accounting and is effective at the beginning of our 2019 fiscal year. The amended guidance aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

2. Acquisitions

2017 Acquisitions

During the first quarter of 2017, we completed the acquisition of certain aviation fueling operations in Italy, Germany, Australia and New Zealand associated with the ExxonMobil transaction described below. We also completed two acquisitions during the first quarter of 2017 which were not material individually or in the aggregate.

The following table summarizes the aggregate consideration paid for acquisitions during the nine months ended September 30, 2017 and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. The Company is in the process of finalizing the valuations of certain acquired fixed assets and intangible assets; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date.

(In millions)	Total
Cash paid for acquisition of businesses	$87.6
Non-monetary consideration	4.3
Estimated purchase price	$91.9

Assets acquired:
Property and equipment	10.3
Goodwill and identifiable intangible assets	79.8
Other current and long-term assets	8.8

Liabilities assumed:
Long-term liabilities and deferred tax liabilities	(7.0)
Estimated purchase price	$91.9

The goodwill of $46.4 million assigned to the aviation segment, of which $22.4 million is anticipated to be deductible for tax purposes, is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the aviation segment operations. The identifiable intangible assets consists of $33.4 million of customer relationships with weighted average lives of 9.9 years.

The financial position, results of operations and cash flows of the 2017 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a material impact on our revenue and net income for the three and nine months ended September 30, 2017. Accordingly, pro forma information for the 2017 acquisitions has not been provided as the impact is not material.

2016 Acquisitions

On July 1, 2016, we acquired all of the outstanding capital stock of PAPCO, Inc. (“PAPCO”) and Associated Petroleum Products, Inc. (“APP”). PAPCO, headquartered in Virginia Beach, VA and APP, headquartered in Tacoma, WA are leading distributors of gasoline, diesel, lubricants, propane and related services in the Mid-Atlantic and the Pacific Northwest region of the U.S., respectively.
In addition to the above acquisitions, we completed five acquisitions in our land segment in the nine months ended September 30, 2016 which were not significant individually or in the aggregate.

The aggregate purchase price for the 2016 acquisitions of $264.0 million was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The purchase price allocation for the 2016 acquisitions is as follows :

(In millions)	Total
Cash paid for acquisition of businesses	$253.7
Amounts due to sellers	10.4
Purchase price	$264.0

Assets acquired:
Accounts and notes receivable	$60.4
Inventories	35.4
Property and equipment	45.3
Goodwill and identifiable intangible assets	166.5
Other current and long-term assets	11.5

Liabilities assumed:
Accounts payable	(33.0)
Accrued expenses and other current liabilities	(21.4)
Long-term liabilities and deferred tax liabilities	(0.5)
Purchase price	$264.0

Goodwill of $73.4 million, of which $72.0 million is anticipated to be deductible for tax purposes, was assigned to the land segment and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations of PAPCO and APP with our land segment operations. The identifiable intangible assets consisted of $79.7 million of customer relationships and $3.9 million of other identifiable assets, with weighted average lives of 5.4 years and 2.0 years, respectively, as well as $9.5 million of indefinite-lived trademark/trade name rights.
The following presents the unaudited pro forma results for 2016 as if the 2016 acquisitions had been completed on January 1, 2016:

	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions, except per share data)	2016	2016
Revenues	$7,399.8	$19,797.6
Net income attributable to World Fuel	42.7	133.2

Earnings per common share:
Basic earnings per common share	$0.62	$1.92
Diluted earnings per common share	$0.61	$1.91

ExxonMobil
In the first quarter of 2016, we signed a definitive agreement to acquire from certain ExxonMobil affiliates their aviation fueling operations at more than 80 airport locations in Canada, the United Kingdom, Germany, Italy, France, Australia and New Zealand. The transaction closed in phases with the Canada, France and U.K. locations closing during the fourth quarter of 2016 and the remaining locations closing during the first quarter of 2017.

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

Assets and Liabilities Held for Sale

On May 1, 2016, we completed the sale of Pester Marketing Company's ("Pester") retail business for $32.3 million, resulting in a gain of $3.8 million, which is included in other income, net in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2016.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivative Instruments	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$0.6	$2.2	$1.0	$5.4
	Accrued expenses and other current liabilities	41.6	86.0	52.8	93.5
	Other long-term liabilities	—	5.1	—	10.1
Total derivatives designated as hedging instruments		$42.3	$93.3	$53.8	$108.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$133.8	$160.3	$83.4	$86.7
	Identifiable intangible and other non-current assets	27.4	17.1	16.0	6.2
	Accrued expenses and other current liabilities	46.4	52.5	77.1	112.2
	Other long-term liabilities	6.9	8.1	12.1	12.1
		$214.5	$238.0	$188.7	$217.2

Foreign currency contracts	Short-term derivative assets, net	$0.4	$13.5	$0.2	$3.4
	Identifiable intangible and other non-current assets	—	0.9	—	0.1
	Accrued expenses and other current liabilities	4.6	1.6	9.1	2.8
	Other long-term liabilities	—	—	0.2	—
		$5.0	$16.0	$9.5	$6.4
Total derivatives not designated as hedging instruments		$219.5	$253.9	$198.2	$223.6

Total derivatives		$261.8	$347.2	$251.9	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 4.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of September 30, 2017 (in millions):

	As of September 30,
Derivative Instruments	Units	2017
Commodity contracts
Buy / Long	BBL	77.2
Sell / Short	BBL	(88.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(241.2)
Buy U.S. dollar, sell other currencies	USD	431.8

The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

Realized and Unrealized Gain (Loss)		For the Three Months Ended		Realized and Unrealized Gain (Loss)		For the Three Months Ended
		September 30,				September 30,
Derivative Instruments	Location	2017	2016	Hedged Items	Location	2017	2016
Commodity contracts				Inventories
	Cost of revenue	$(23.1)	$11.3		Cost of revenue	$0.8	$(0.9)
Total (Loss) Gain		$(23.1)	$11.3	Total Gain (Loss)		$0.8	$(0.9)

Realized and Unrealized Gain (Loss)		For the Nine Months Ended		Realized and Unrealized Gain (Loss)		For the Nine Months Ended
		September 30,				September 30,
Derivative Instruments	Location	2017	2016	Hedged Items	Location	2017	2016
Commodity contracts				Inventories
	Cost of revenue	$(16.4)	$(19.5)		Cost of revenue	$(1.3)	$9.8
Total (Loss)		$(16.4)	$(19.5)	Total (Loss) Gain		$(1.3)	$9.8

The net gains or losses recognized in income for the three months ended September 30, 2017 and 2016, representing hedge ineffectiveness were a $22.3 million loss, and a $10.4 million gain, respectively. For the nine months ended September 30, 2017 and 2016, the amounts of losses representing hedge ineffectiveness were $17.7 million, and $9.7 million, respectively. There were no amounts for the three and nine months ended September 30, 2017 and 2016, that were excluded from the assessment of the effectiveness of our fair value hedges.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, consolidated statements of income and comprehensive income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the Three Months Ended
	September 30,			September 30,
Derivative Instruments	2017	2016	Location	2017	2016

Commodity contracts	$(83.0)	$11.2	Revenue	$(8.4)	$(16.6)
Commodity contracts	68.7	17.4	Cost of Revenue	2.8	53.0
Total (Loss) Gain	$(14.3)	$28.7	Total (Loss) Gain	$(5.6)	$36.4

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Nine Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	For the Nine Months Ended
	September 30,			September 30,
Derivative Instruments	2017	2016	Location	2017	2016

Commodity contracts	$23.3	$(105.3)	Revenue	$(2.6)	$30.7
Commodity contracts	(25.2)	130.4	Cost of Revenue	(1.0)	(2.9)
Total (Loss) Gain	$(1.8)	$25.1	Total (Loss) Gain	$(3.6)	$27.9

Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Three Months Ended
	September 30,
Location	2017	2016
Revenue	$(8.2)	$2.9
Cost of Revenue	4.2	(3.6)
Total (Loss)	$(4.1)	$(0.7)

Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Nine Months Ended
	September 30,
Location	2017	2016
Revenue	$2.1	$(12.2)
Cost of Revenue	(13.9)	9.2
Total (Loss)	$(11.8)	$(3.0)

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

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2017	2016
Commodity contracts
	Revenue	$(31.2)	$18.3
	Cost of revenue	47.9	(14.6)
		$16.7	$3.7
Foreign currency contracts
	Revenue	$(1.0)	$1.3
	Other (expense), net	(2.5)	(0.5)
		$(3.5)	$0.8
Total Gain		$13.2	$4.5

Amount of Realized and Unrealized Gain (Loss)		For the Nine Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2017	2016
Commodity contracts
	Revenue	$37.1	$51.7
	Cost of revenue	11.7	(53.3)
		$48.8	$(1.6)
Foreign currency contracts
	Revenue	$(3.1)	$7.7
	Other (expense), net	(8.9)	(6.1)
		$(12.0)	$1.6
Total Gain		$36.8	$—

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of September 30, 2017	As of December 31, 2016
Net derivatives liability positions with credit contingent features	$5.0	$15.2
Maximum potential collateral requirements	$5.0	$15.2

At September 30, 2017 and December 31, 2016, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $1.2 billion and $1.2 billion as of September 30, 2017 and December 31, 2016, respectively, and our notes receivable of $65.4 million and $16.9 million as of September 30, 2017 and December 31, 2016, respectively, are categorized in Level 3.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value measurements as of September 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$208.7	$46.7	$1.4	$256.8
Foreign currency contracts	—	5.0	—	5.0
Cash surrender value of life insurance	—	5.4	—	5.4
Total assets at fair value	$208.7	$57.1	$1.4	$267.2

Liabilities:
Commodities contracts	$187.3	$54.8	$0.2	$242.4
Foreign currency contracts	—	9.5	—	9.5
Total liabilities at fair value	$187.3	$64.3	$0.2	$251.9

	Fair Value measurements as of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$273.6	$55.3	$2.3	$331.2
Foreign currency contracts	—	16.0	—	16.0
Cash surrender value of life insurance	—	4.0	—	4.0
Total assets at fair value	$273.6	$75.3	$2.3	$351.2

Liabilities:
Commodities contracts	$236.6	$88.8	$0.7	$326.1
Foreign currency contracts	—	6.4	—	6.4
Total liabilities at fair value	$236.6	$95.2	$0.7	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at September 30, 2017 and December 31, 2016, respectively.

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

	Fair Value as of September 30, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$256.8	$198.9	$57.9	$22.4	$—	$35.5
Foreign currency contracts	5.0	4.8	0.2	—	—	0.2
Total assets at fair value	$261.8	$203.7	$58.1	$22.4	$—	$35.7

Liabilities:
Commodities contracts	$242.4	$198.9	$43.5	$11.3	$—	$32.2
Foreign currency contracts	9.5	4.8	4.7	—	—	4.7
Total liabilities at fair value	$251.9	$203.7	$48.2	$11.3	$—	$36.9

	Fair Value as of December 31, 2016
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$331.2	$249.7	$81.5	$27.1	$—	$54.5
Foreign currency contracts	16.0	5.1	10.9	—	—	10.9
Total assets at fair value	$347.2	$254.8	$92.4	$27.1	$—	$65.3

Liabilities:
Commodities contracts	$326.1	$249.7	$76.5	$2.0	$—	$74.5
Foreign currency contracts	6.4	5.1	1.2	—	—	1.2
Total liabilities at fair value	$332.5	$254.8	$77.7	$2.0	$—	$75.7

At September 30, 2017 and December 31, 2016, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2017, two counterparties each represented over 10% of our credit exposure to OTC derivative counterparties for a total credit risk of $8.1 million.

5. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following (in millions):

	As of
	September 30,	December 31,
	2017	2016
Credit Facility	$297.0	$325.2
Term Loans	840.0	840.0
Capital leases	11.1	12.6
Other	3.6	8.5
Total debt	$1,151.7	$1,186.3
Current maturities of long-term debt and capital leases	$23.6	$15.4
Long-term debt	$1,128.1	$1,170.8

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income	$1.2	$0.8	$3.9	$3.6
Interest expense and other financing costs	(17.0)	(11.0)	(46.2)	(29.5)
	$(15.8)	$(10.3)	$(42.2)	$(26.0)

t
6. Shareholders’ Equity

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Our other comprehensive income (loss), consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and derivative instruments, was as follows (in millions):

	Foreign Currency Translation Adjustments	Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(147.5)	$(7.4)	$(154.8)
Other comprehensive income	29.8	1.8	31.6
Less: Net other comprehensive (loss) attributable to noncontrolling interest	(1.6)	—	(1.6)
Balance as of September 30, 2017	$(119.2)	$(5.6)	$(124.8)

Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive (loss)	(27.9)	(2.8)	(30.7)
Less: Net other comprehensive (loss) income attributable to noncontrolling interest	(1.8)	—	(1.8)
Balance as of September 30, 2016	$(134.8)	$(3.6)	$(138.3)

The foreign currency translation adjustment gains for the nine months ended September 30, 2017 were primarily due to the weakening of the U.S. dollar as compared to the British Pound. The foreign currency translation adjustment losses for the nine months ended September 30, 2016 were primarily due to the strengthening of the U.S. dollar as compared to the Brazilian Real and the British Pound.

7. Income Taxes

U.S. and foreign income (loss) before income taxes consist of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$(28.2)	$(13.0)	$(46.7)	$(38.6)
Foreign	72.8	61.4	162.2	178.6
	$44.6	$48.4	$115.6	$140.1

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

We have recorded deferred tax assets for gross temporary differences where our tax basis exceeds our book basis, including net operating loss deferred tax assets primarily in the United States. We have also recorded deferred tax liabilities for gross temporary differences where our book basis exceeds our tax basis.

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

The remaining carrying value of the Company’s deferred tax assets, after recording the valuation allowance on our U.S. deferred tax assets, is based on our present belief that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets. The amount of the remaining deferred tax assets considered recoverable could be adjusted if our estimates of future taxable income during the carryforward period change favorably or unfavorably. To the extent we believe that it is more likely than not that some or all of the remaining deferred tax assets will not be realized, we must establish a valuation allowance against those deferred tax assets, resulting in additional income tax expense in the period such determination is made. To the extent a valuation allowance currently exists, we will continue to monitor all positive and negative evidence until we believe it is more likely than not that it is no longer necessary, resulting in an income tax benefit in the period such determination is made.
Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax provision	$82.6	$5.4	$92.2	$15.7

Effective income tax rate	185.0%	11.1%	79.8%	11.2%

Our provision for income taxes for the three months ended September 30, 2017 was $82.6 million and includes a valuation allowance on our U.S. deferred tax assets of $76.9 million, due to the Company's U.S. operations generating a three-year cumulative loss during the quarter. The valuation allowance is comprised of $24.0 million of deferred tax assets generated during 2017 and $52.9 million related to deferred tax assets generated in previous years. In addition, the provision also includes other net discrete items totaling $1.7 million, primarily related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation. Without the $76.9 million valuation adjustment and other discrete items, the effective income tax rate would have been 12.5% for the three months ended September 30, 2017.

Our provision for income taxes for the nine months ended September 30, 2017 was $92.2 million, and includes the U.S. valuation allowance of $76.9 million and other discrete amounts of $5.6 million related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation. Without the valuation allowance of $76.9 million and other discrete items, the nine months ended September 30, 2017 effective income tax rate would have been 8.3%.

Our provision for income taxes for each of the nine months ended September 30, 2017 and 2016 was calculated based on the estimated annual effective income tax rate for 2017 and 2016 fiscal years. The actual effective income tax rate for the 2017 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operate under a special income tax concession in Singapore which began January 1, 2008. Our current 5 year special income tax concession was effective January 1, 2013. The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession decreased foreign income taxes by $0.2 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and by $1.4 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 for the three months ended September 30, 2016, and $0.02 and $0.03 for the nine months ended September 30, 2017 and 2016, respectively.

The impact of the income tax concession on diluted earnings per common share was $0.01 for the three months ended September 30, 2016 and $0.02 and $0.03 for the nine months ended September 30, 2017 and 2016, respectively. The income tax concession did not have an impact on basic and diluted earnings per common share for the three months ended September 30, 2017.

The South Korea branch of one of our subsidiaries has received an income tax assessment notice for the years 2011 - 2014 totaling $8.2 million (KRW 9.2 billion). We disagree with the South Korea tax authorities' assessment and are in the process of appealing.

8. Goodwill and Identifiable Intangible Assets

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
Goodwill evaluations are performed at the reporting unit level and are based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Factors that could affect fair value include material adverse changes in the markets in which a unit operates, such as the prolonged weakness within the global shipping and offshore oil exploration markets, and extended periods of oversupplied global fuel markets combined with limited market volatility, which can adversely impact the demand for our products and services, among others.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Marine	Total
Balance as of December 31, 2016	$266.8	$496.7	$72.3	$835.8
Additions	46.4	—	—	46.4
Foreign exchange and other adjustments	8.9	9.9	0.1	19.0
Balance as of September 30, 2017	$322.2	$506.6	$72.4	$901.1

In connection with our acquisitions, we record identifiable intangible assets at fair value. The determination of the fair values of our identifiable intangible assets involves a significant amount of forecasting and other assumptions associated with recently acquired businesses for which we may not have as much historical information or trend data as we would for our existing businesses. Identifiable intangible assets are reviewed for impairment at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
The following table provides information about our identifiable intangible assets (in millions):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$391.7	$181.9	$209.8	$353.8	$155.5	$198.3
Supplier agreements	38.7	14.8	23.9	38.7	13.3	25.4
Others	40.9	25.1	15.8	37.2	20.2	17.0
	471.4	221.9	249.5	429.8	189.1	240.7
Intangible assets not subject to amortization:
Trademark/trade name rights	40.2		40.2	41.7		41.7
	$511.6	$221.9	$289.6	$471.4	$189.1	$282.3

9. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to World Fuel	$(38.5)	$42.7	$22.8	$124.3
Denominator:
Weighted average common shares for basic earnings per common share	67.9	69.1	68.3	69.4
Effect of dilutive securities	0.3	0.4	0.3	0.5
Weighted average common shares for diluted earnings per common share	68.2	69.5	68.6	69.9

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.6	1.3	1.4	1.3

Basic earnings per common share	$(0.57)	$0.62	$0.33	$1.79

Diluted earnings per common share	$(0.57)	$0.61	$0.33	$1.78

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

Other Matters

On August 31, 2016, Hanjin Shipping Co., Ltd. (“Hanjin”), one of our customers in our marine segment, filed for bankruptcy protection in South Korea and on September 1, 2016, the Korean Rehabilitation Court accepted Hanjin’s application for rehabilitation. On February 17, 2017, the Korean Rehabilitation Court formally adjudicated the liquidation of Hanjin. As of September 30, 2017, the outstanding Hanjin receivables were not material.

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2017, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

11. Business Segments

We operate in three reportable segments consisting of aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers and the products and services provided to those customers. Accordingly, our aviation, land and marine segments are organized based on the specific markets their functional business components serve, which are primarily businesses and governmental customers operating in those respective markets.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2017	2016	2017	2016
Aviation segment	$3,705.8	$2,969.2	$10,531.6	$7,810.2
Land segment	2,770.5	2,509.8	8,117.9	6,375.9
Marine segment	2,066.7	1,920.7	6,173.9	5,037.5
	$8,543.0	$7,399.8	$24,823.4	$19,223.6

Gross profit:
Aviation segment	$123.9	$111.7	$334.8	$298.9
Land segment	85.5	87.8	270.5	261.7
Marine segment	30.5	37.2	97.0	116.0
	$239.9	$236.7	$702.3	$676.7
Income from operations:
Aviation segment	$61.6	$52.6	$151.7	$123.8
Land segment	13.1	13.9	46.7	64.0
Marine segment	4.3	10.3	19.9	32.8
	79.1	76.8	218.4	220.5
Corporate overhead - unallocated	(17.8)	(18.6)	(55.5)	(55.7)
	$61.3	$58.2	$162.8	$164.8

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	September 30,	December 31,
	2017	2016
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $9.4 and $6.6 as of September 30, 2017 and December 31, 2016, respectively	$934.3	$776.0
Land segment, net of allowance for bad debt of $7.8 and $8.2 as of September 30, 2017 and December 31, 2016, respectively	794.0	737.5
Marine segment, net of allowance for bad debt of $11.1 and $10.2 as of September 30, 2017 and December 31, 2016, respectively	855.1	830.5
	$2,583.4	$2,344.0
Total assets:
Aviation segment	$2,242.3	$2,050.6
Land segment	2,014.7	1,928.5
Marine segment	1,309.6	1,287.7
Corporate	156.4	145.8
	$5,723.1	$5,412.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the aviation, land and marine markets in 2017, our cost reduction initiatives, our expectations regarding government-related activity and the related profit contribution, our expectations about the effect of acquisitions on our aviation and land segments, the timing, cost and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, our expectations about oversupplied market conditions in the U.S, our ability to drive greater leverage and ratability in our land operating model, our ability to divest or exit certain businesses, sharpen our portfolio and manage the related costs, our ability to improve cost competitiveness, gain structural efficiencies and rationalize our operating model, our ability to implement a single common technology platform for our land segment, as well as our expectations about our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and future acquisitions. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2017. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively leverage technology and operating systems and realize the anticipated benefits, our ability to successfully execute and achieve efficiencies and other benefits related to our transformation initiatives and address market conditions, our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	extended periods of low oil prices and limited market volatility;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	sudden changes in the market price of fuel;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with United Kingdom ("U.K.") referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	our ability to realize the benefit of any cost savings;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in United States ("U.S.") or foreign tax laws, interpretations of such laws, or changes in the mix of taxable income among different tax jurisdictions;

•	our failure to generate sufficient future taxable income in jurisdictions with significant deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2016 10-K Report and those described from time to time in our other filings with the SEC.

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

The overall aviation market remains strong, reflecting healthy airline financial performance and strong overall demand.  Our aviation segment has benefited from our increased logistics capability and expanded footprint from the acquisition of international aviation fueling operations from various ExxonMobil affiliates, which has facilitated our expansion into additional airport locations. The aviation segment has benefited from increased sales to government customers, which include the U.S. Defense Logistics Agency, the North Atlantic Treaty Organization (NATO) and other government and military customers. Sales to government customers account for a significant portion of our aviation segment's profitability. We expect our government-related activity to remain strong, although we believe the related profit contribution will decrease in 2018 as a result of compressed margins associated with contract renewals. Sales to government customers are driven by global events and military-related activities and can therefore significantly change from period to period and materially impact our results of operations.
Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities, primarily in the U.S. and U.K. Recently, our land segment has been negatively impacted by lower profitability from our supply and trading activities as a result of oversupplied market conditions in the U.S., which we do not expect will improve in the near future. In addition, our operating results in the U.S. and U.K. in recent years have been adversely impacted by unseasonably warm winter weather conditions. In contrast, our land segment has benefited from sales to government customers and we expect such activity to remain strong in the near term. We are focused on realizing the synergies associated with our acquisitions, implementing a single common technology platform and driving greater leverage and ratability in our operating model.
Our marine segment continues to be adversely impacted by the weak conditions within the global shipping and offshore oil exploration markets and has experienced lower overall volumes in our core business as compared to historical levels. We have also experienced lower demand for our price risk management products as a result of low fuel prices and limited market volatility. As a result, we have conducted certain cost reduction initiatives to lower our marine segment cost structure to address current market conditions. We currently do not anticipate a meaningful improvement in the overall macroeconomic environment and continue to rationalize our operating model to gain efficiencies through various initiatives that are ongoing throughout the company.

We continue to seek the most cost-effective means and efficient structure to serve our customers and suppliers and to respond to changes in the markets in which we operate. Accordingly, from time to time, we have, and are likely to continue to divest of certain non-core assets, exit lines of business or otherwise restructure certain of our operations in an effort to improve cost competitiveness and profitability. For example, we divested certain of our convenience store assets in 2016 and also engaged in cost reduction initiatives, principally in our marine segment in 2016 and throughout our organization in 2017. We are currently reviewing other non-core businesses and investments which we may divest or exit in the future as well as beginning to develop our 2018 annual operating plan and are identifying other areas for cost containment to further sharpen our portfolio, such as divesting of our remaining convenience store assets and exiting our rail business, among others. Any proceeds from divestitures are typically used to pay down debt or invested in other areas of our business. Reorganization and exit costs vary significantly depending on the scope of such activities as does their effectiveness in addressing market deterioration, and therefore may also result in financial charges for the impairment of assets, including goodwill and other intangible assets.

We continue to evaluate all of the foregoing circumstances and these, as well as other changes in the industries in which we operate, such as increased competition or changes in regulation, can impact our annual operating plan, results of operations, tangible and intangible assets and cash flows.

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

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue. Our revenue for the third quarter of 2017 was $8.5 billion, an increase of $1.1 billion, or 15.4%, as compared to the third quarter of 2016.  Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2017	2016	$ Change
Aviation segment	$3,705.8	$2,969.2	$736.5
Land segment	2,770.5	2,509.8	260.7
Marine segment	2,066.7	1,920.7	146.0
	$8,543.0	$7,399.8	$1,143.2

Revenues in our aviation segment were $3.7 billion for the third quarter of 2017, an increase of $0.7 billion, or 24.8% as compared to the third quarter of 2016. The increase in aviation revenues was attributable to increased volumes associated with seasonal gains in our core resale operations in North America and from our acquired international fueling operations. Total volumes for the third quarter of 2017 were 2.1 billion gallons, an increase of 8.8%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the third quarter of 2017, where the average price per gallon sold was $1.71, as compared to $1.57 in the third quarter of 2016.

Revenues in our land segment were $2.8 billion for the third quarter of 2017, an increase of $0.3 billion, or 10.4%, as compared to the third quarter of 2016. The increase in land revenues primarily resulted from a 0.1 billion gallon volume increase to 1.5 billion gallons for the third quarter of 2017, an increase of 5.3%, primarily attributable to acquired businesses. The overall increase in revenue was also influenced by a higher average fuel price per gallon sold in the third quarter of 2017, as compared to the third quarter of 2016.

Revenues in our marine segment were $2.1 billion for the third quarter of 2017, an increase of $146.0 million, or 7.6%, as compared to the third quarter of 2016. The increase was driven by higher average fuel prices, where we experienced a 23.9% increase in the average price per metric ton sold, to $303.2 in the third quarter of 2017 as compared to $244.8 in the third quarter of 2016. Despite the revenue increase, overall prices remain low compared to historical levels, and we do not anticipate meaningful improvements in the overall macroeconomic environment over the remainder of 2017. Volumes in our marine segment declined 13.1% to 6.8 million metric tons for the third quarter of 2017, as compared to the 2016 period, driven principally by lower volumes in our core operations, specifically in Asia.

Gross Profit.  Our gross profit for the third quarter of 2017 was $239.9 million, an increase of $3.2 million, or 1.4%, as compared to the third quarter of 2016. In connection with the recent natural disasters, including the earthquake in Mexico and hurricanes Harvey and Irma, we experienced certain business interruptions within our aviation and land segments, including supply disruptions, which adversely impacted the timing and consequently the cost of our inventory purchases, and we also incurred limited damage to certain facilities and other assets. We continue to assess the overall impact to our ongoing business operations of these events and during the period ended September 30, 2017, the impact of these events was approximately $8.0 million.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2017	2016	$ Change
Aviation segment	$123.9	$111.7	$12.3
Land segment	85.5	87.8	(2.3)
Marine segment	30.5	37.2	(6.8)
	$239.9	$236.7	$3.2

Our aviation segment gross profit for the third quarter of 2017 was $123.9 million, an increase of $12.3 million, or 11.0%, as compared to the third quarter of 2016. The increase in aviation gross profit was primarily due to increased activity from our government-related business, including certain spot government supply opportunities. These increases were partially offset by hurricane-related market volatility, which negatively impacted fuel prices.

Our land segment gross profit for the third quarter of 2017 was $85.5 million, a decrease of $2.3 million, or 2.6%, as compared to the third quarter of 2016. The decrease in land segment gross profit is principally attributable to lower profitability related to our supply and trading activities in the U.S. and the aforementioned hurricane-related disruptions during the third quarter of 2017, as compared to the comparable prior year quarter.

Our marine segment gross profit for the third quarter of 2017 was $30.5 million, a decrease of $6.8 million, or 18.2%, as compared to the third quarter of 2016. Our marine segment continues to be adversely impacted by further deterioration of market conditions in the overall maritime industry. The gross profit decline was principally driven by reduced volumes in our core resale business, primarily in Asia, and a further decline in profits from the sale of price risk management products to our global marine customers.

Operating Expenses. Total operating expenses for the third quarter of 2017 were $178.6 million, an increase of $0.2 million, or 0.1%, as compared to the third quarter of 2016. The total increase in operating expenses was associated with acquisition related costs that were directly attributable to our acquired businesses. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	September 30,
	2017	2016	$ Change
Compensation and employee benefits	$107.6	$106.6	$1.0
Provision for bad debt	2.4	1.5	0.9
General and administrative	68.6	70.3	(1.7)
	$178.6	$178.4	$0.2

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2017	2016	$ Change
Aviation segment	$61.6	$52.6	$9.0
Land segment	13.1	13.9	(0.8)
Marine segment	4.3	10.3	(5.9)
	79.1	76.8	2.3
Corporate overhead - unallocated	(17.8)	(18.6)	0.8
	$61.3	$58.2	$3.1

Our income from operations for the third quarter of 2017 was $61.3 million, an increase of $3.1 million, or 5.3%, as compared to the third quarter of 2016. The increase was attributable to our aviation segment, which benefited from increased activity from our government-related business. The increase in aviation was partially offset by the marine segment and, to a lesser extent our land segment. Within our marine segment, we experienced lower volumes in our core business, primarily in Asia, and a further decline in profits from our price risk management product activities globally. Within our land segment, we experienced lower profitability related to our supply and trading activities in the U.S. as compared to the comparable prior year period. In addition, the aviation and land segments were both negatively impacted by hurricane-related disruptions, which adversely impacted fuel costs.

Corporate overhead costs not charged to the business segments for the third quarter of 2017 were $17.8 million, a decrease of $0.8 million, or 4.2%, as compared to the third quarter of 2016.

Non-Operating Expenses, net.  For the third quarter of 2017, we had non-operating expenses, net of $16.7 million, an increase of $6.8 million as compared to the third quarter of 2016, driven principally by higher finance costs associated with outstanding borrowings.

Income Taxes. For the third quarter of 2017, our effective income tax rate was 185.0% and our income tax provision was $82.6 million, as compared to an effective income tax rate of 11.1% and an income tax provision of $5.4 million for the third quarter of 2016. The higher effective income tax rate for the third quarter of 2017 was attributable to our recording of a valuation allowance against the net U.S. deferred tax assets in the amount of $76.9 million, due to the Company's U.S. operations generating a three-year cumulative loss during the quarter. The valuation allowance is comprised of $24.0 million of deferred tax assets generated during 2017 and $52.9 million related to deferred tax assets generated in previous years. In addition, the provision also includes other net discrete items totaling $1.7 million, primarily related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation. Without the $76.9 million valuation adjustment and other discrete items, the effective income tax rate for the third quarter of 2017 would have been 12.5%.

Net Income Attributable to Noncontrolling Interest. For the third quarter of 2017, net income attributable to noncontrolling interest was $0.6 million, an increase of $0.3 million as compared to the third quarter of 2016.

Net Income and Diluted Earnings per Common Share. For the third quarter of 2017, we had a net loss of $38.5 million and a diluted loss per common share of $0.57 as compared to net income of $42.7 million and diluted earnings per common share of $0.61 per common share for the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue. Our revenue for the first nine months of 2017 was $24.8 billion, an increase of $5.6 billion, or 29.1%, as compared to the first nine months of 2016. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2017	2016	$ Change
Aviation segment	$10,531.6	$7,810.2	$2,721.4
Land segment	8,117.9	6,375.9	1,742.0
Marine segment	6,173.9	5,037.5	1,136.4
	$24,823.4	$19,223.6	$5,599.8

Revenues in our aviation segment were $10.5 billion for the first nine months of 2017, an increase of $2.7 billion, or 34.8%, as compared to the first nine months of 2016.  The increase in aviation revenues was driven by higher average jet fuel prices per gallon sold in the first nine months of 2017, where the average price per gallon sold was $1.67, as compared to $1.49 in 2016.  The overall increase was also attributable to increased volumes which for the first nine months of 2017 were 5.9 billion gallons, an increase of 13.0%, as compared to the comparable prior year period, driven principally by higher activity within U.S. and foreign military-related activity and from our international fueling operations.

Revenues in our land segment were $8.1 billion for the first nine months of 2017, an increase of $1.7 billion, or 27.3%, as compared to the first nine months of 2016.  The increase in land revenues primarily resulted from a higher average fuel price per gallon sold during the first nine months of 2017, as compared to the first nine months of 2016.  The overall increase was also attributable to an increase in volumes from acquired businesses, where volumes for the first nine months of 2017 were 4.5 billion gallons, an increase of 15.2%, as compared to the first nine months of 2016.

Revenues in our marine segment were $6.2 billion for the first nine months of 2017, an increase of $1.1 billion, or 22.6%, as compared to the first nine months of 2016.  The increase was driven primarily by a 42.4% increase in the average price per metric ton sold, to $302.5 in the first nine months of 2017 as compared to $212.3 in the first nine months of 2016. Volumes in our marine segment for the first nine months of 2017 were 20.4 million metric tons, a decrease of 14.0%, as compared to the first nine months of 2016, driven principally by lower volumes in Asia and further deterioration in the overall maritime industry.

Gross Profit.  Our gross profit for the first nine months of 2017 was $702.3 million, an increase of $25.6 million, or 3.8%, as compared to the first nine months of 2016.  Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2017	2016	$ Change
Aviation segment	$334.8	$298.9	$35.8
Land segment	270.5	261.7	8.8
Marine segment	97.0	116.0	(19.0)
	$702.3	$676.7	$25.6

Our aviation segment gross profit for the first nine months of 2017 was $334.8 million, an increase of $35.8 million, or 12.0%, as compared to the first nine months of 2016. The increase in aviation gross profit was due to increased activity from our government-related business, including certain spot government supply opportunities and increased volumes from our international fueling operations. These increases were partially offset by disruptions associated with hurricanes Harvey and Irma, which negatively impacted fuel prices.

Our land segment gross profit for the first nine months of 2017 was $270.5 million, an increase of $8.8 million, or 3.4%, as compared to the first nine months of 2016.  The increase in land segment gross profit was primarily driven by recently acquired businesses and and were partially offset by continued lower profits from our supply and trading activities in the U.S., and hurricane-related disruptions.

Our marine segment gross profit for the first nine months of 2017 was $97.0 million, a decrease of $19.0 million, or 16.4%, as compared to the first nine months of 2016.  The marine segment continues to be adversely impacted by the prolonged weakness in the overall maritime industry, leading to lower volumes and profitability in our core business, primarily in Asia, combined with a further decline in profits from the sale of price risk management products globally.

Operating Expenses. Total operating expenses for the first nine months of 2017 were $539.5 million, an increase of $27.6 million, or 5.4%, as compared to the first nine months of 2016.  The total increase in operating expenses was primarily associated with acquired businesses. The following table sets forth our expense categories (in millions):

	For the Nine Months Ended
	September 30,
	2017	2016	$ Change
Compensation and employee benefits	$314.5	$306.2	$8.3
Provision for bad debt	6.3	5.4	0.9
General and administrative	218.7	200.2	18.4
	$539.5	$511.9	$27.6

Income from Operations.  Our income from operations, excluding unallocated corporate overhead, for the first nine months of 2017 was $218.4 million, a decrease of $2.2 million, or 1.0%, as compared to the first nine months of 2016.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2017	2016	$ Change
Aviation segment	$151.7	$123.8	$28.0
Land segment	46.7	64.0	(17.3)
Marine Segment	19.9	32.8	(12.9)
	218.4	220.5	(2.2)
Corporate overhead - unallocated	(55.5)	(55.7)	0.2
	$162.8	$164.8	$(2.0)

Our income from operations, including unallocated corporate overhead, for the first nine months of 2017 was $162.8 million, a decrease of $2.0 million, or 1.2%, as compared to the first nine months of 2016.  The decrease was attributable to our land and marine segments. In our land segment, income from operations for the first nine months of 2017 was $46.7 million a decrease of $17.3 million or 27.0%, as compared to the first nine months of 2016. Within our land segment we experienced continued lower profits from our supply and trading activities in the U.S., hurricane-related disruptions, as well as increased acquisition-related costs that were directly attributable to our acquired businesses. In our marine segment, income from operations for the first nine months of 2017 was $19.9 million, a decrease of $12.9 million, or 39.3%, as compared to the first nine months of 2016.  Our marine segment was adversely impacted by the prolonged weakness in the overall maritime industry. The declines in our land and marine segments were partially offset by increases in our aviation segment, where we experienced increased volumes from our international fueling operations, and increased activity in our government-related business.

Corporate overhead costs not charged to the business segments for the first nine months of 2017 were $55.5 million, a decrease of $0.2 million, or 0.3%, as compared to the first nine months of 2016, principally driven by additional costs related to overall corporate enterprise activities that are not charged to the business segments and are designed to support our growing global business.

Non-Operating Expenses, net. We had non-operating expenses, net of $47.3 million, for the first nine months of 2017, an increase of $22.5 million as compared to the first nine months of 2016 driven principally by higher finance costs.

Income Taxes.  For the first nine months of 2017, our effective income tax rate was 79.8% and our income tax provision was $92.2 million, as compared to an effective income tax rate of 11.2% and an income tax provision of $15.7 million for the first nine months of 2016. Our higher provision for income taxes for the first nine months of 2017 was attributable to the Company recording a valuation allowance against the net U.S. deferred tax assets in the amount of $76.9 million, which is comprised of $24.0 million of deferred tax assets generated during 2017 and $52.9 million related to deferred tax assets generated in previous years. In addition, the provision also includes other net discrete items totaling $5.6 million, primarily related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation. Without the valuation allowance of $76.9 million and other discrete items, the effective income tax rate for the first nine months of 2017 would have been 8.3%.

Net Income Attributable to Noncontrolling Interest.  For the first nine months of 2017, net income attributable to noncontrolling interest was $0.6 million, an increase of $0.5 million as compared to the first nine months of 2016.

Net Income and Diluted Earnings per Common Share.  Our net income for the first nine months of 2017 was $22.8 million, a decrease of $101.5 million as compared to the first nine months of 2016. Diluted earnings per common share for the first nine months of 2017 was $0.33 per common share, a decrease of $1.45 per common share, as compared to the first nine months of 2016.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2017 and 2016 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$45.2	$220.3
Net cash (used in) investing activities	(133.0)	(259.2)
Net cash (used in) provided by financing activities	(72.7)	325.7

Operating Activities. For the first nine months of 2017, net cash provided by operating activities was $45.2 million as compared to $220.3 million for the first nine months of 2016. The $175.1 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions. Cash flows from short-term derivative assets, net and the associated cash collateral we are required to post with our financial counterparties declined, as a result of reduced hedging activities. In addition, cash flows from accounts receivable, net declined as a result of increased volumes and higher average fuel prices per gallon sold. Offsetting these declines were increased cash flows from accounts payable primarily as a result of increased average fuel prices.

Investing Activities. For the first nine months of 2017, net cash used in investing activities was $133.0 million as compared to $259.2 million for the first nine months of 2016. The $126.2 million decrease in cash used in investing activities was primarily due to decreased cash used for the acquisition of businesses of $171.8 million partially offset by an $8.9 million increase in capital expenditures and $29.3 million related to the proceeds from the sale of a business in 2016.

Financing Activities. For the first nine months of 2017, net cash used in financing activities was $72.7 million as compared to $325.7 million net cash provided by financing activities for the first nine months of 2016. The $398.4 million change was principally due to a $351.9 million decrease in net borrowings under our credit facility in the first nine months of 2017 as compared to the first nine months of 2016 and a $43.5 million increase in cash used for common stock repurchases in the first nine months of 2017 as compared to the first nine months of 2016.

Other Liquidity Measures

Cash and Cash Equivalents. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $546.0 million and $698.6 million, respectively. Our primary use of cash and cash equivalents are to fund working capital and strategic investments. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. We had $840.0 million in Term Loans outstanding as of September 30, 2017 and December 31, 2016.  We also have a Credit Facility which permits borrowing up to $1.26 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $297.0 million and $325.2 million as of September 30, 2017 and December 31, 2016, respectively. Our issued letters of credit under the Credit Facility totaled $6.5 million and $8.3 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the unused portion of our Credit Facility was $956.5 million and $926.5 million, respectively.
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
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2017, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2017 and December 31, 2016, our outstanding letters of credit and bank guarantees under these credit lines totaled $169.4 million and $176.5 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of up to an aggregate of $600.0 million of our accounts receivable. As of September 30, 2017, we had sold accounts receivable of $381.0 million under the RPAs.

Short-Term Debt. As of September 30, 2017, our short-term debt of $23.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability designed to incorporate acquisitions that we may undertake in the future. We will accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We are currently in the planning phase and the cost incurred during the first nine months of 2017 was not material. We expect the total cost of the project over the next three years to range between $30.0 million and $40.0 million.

We believe that our cash and cash equivalents as of September 30, 2017 (of which approximately $27.6 million was available for use by our U.S. subsidiaries without incurring additional costs) and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In general, our foreign cash balances of approximately $518.4 million are not available to fund our U.S. operations unless the funds are repatriated or used to repay certain foreign intercompany loans, which could expose us to tax obligations we currently have not made a tax provision for in our results of operations. As of September 30, 2017, we intend to retain our foreign cash balances outside of the U.S., as we believe that our U.S. liquidity is sufficient to meet the anticipated cash requirements of our U.S. operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2016 to September 30, 2017.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2016 10-K Report.

Contractual Obligations

Derivative Obligations. As of September 30, 2017, our net derivative obligations were $41.9 million, principally due within one year.

Purchase Commitment Obligations. As of September 30, 2017, fixed purchase commitments under our derivative programs amounted to $278.4 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2017, we had issued letters of credit and bank guarantees totaling $175.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 - Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of September 30, 2017, see Notes to the Consolidated Financial Statements – Note 3. Derivatives

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2016. Please refer to our 2016 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2017.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2017 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
7/1/2017 - 7/31/2017	—	$—	—	$45,321
8/1/2017 - 8/31/2017	886	33.99	882	15,330
9/1/2017 - 9/30/2017	—	—	—	15,330
Total	886	$33.99	882	$15,330
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In September 2016, our Board of Directors approved a common stock repurchase program which replaced the remainder of the prior authorization and authorized the purchase of up to $100.0 million in common stock (the “2016-2017 Repurchase Program”). The 2016-2017 Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of September 30, 2017, $15.3 million remains available for purchase under the 2016-2017 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2016-2017 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
(3) In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the 2016-2017 Repurchase Program and authorized the purchase of up to $100.0 million in common stock (the “2017-2018 Repurchase Program”). The 2017-2018 Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. The timing and amount of shares of common stock to be repurchased under the 2017-2018 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2017	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer