Form 10-K
period 2017-12-31
WORLD FUEL SERVICES CORP
filed 2018-02-28
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☒ Accelerated filer ☐  Non-Accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $2,586,431,684.
As of February 7, 2018, the registrant had approximately 67,644,036 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III -	Specified Portions of the Registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2017 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
We have offices throughout the United States and in various foreign jurisdictions, including, but not limited to: Brazil, Costa Rica, Norway, Singapore, the United Kingdom (“U.K.”) and the United States (“U.S.”). See “Item 2 – Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2017 10‑K Report for a list of our subsidiaries.
As of February 7, 2018, we employed more than 5,000 employees globally. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2017 10‑K Report and are not incorporated by reference in this 2017 10‑K Report.
Segments
We operate in three reportable segments consisting of aviation, land and marine. During each of the years presented on the consolidated statements of income and comprehensive income, none of our aviation, land or marine customers accounted for more than 10% of any segment or total consolidated revenue. Financial information with respect to our business segments and the geographic areas of our business is provided below and within Note 13 to the accompanying consolidated financial statements included in this 2017 10-K Report.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators and private aircraft. Our aviation‑related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. We also supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization (NATO). In addition, we offer card payment solutions and related processing services and technology.
Because fuel is a major component of an aircraft’s operating costs, our customers require cost effective and professional fuel services. We have developed an extensive network, consisting of on-airport fueling operations and third‑party suppliers and service providers that enables us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in locations worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide, which may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market‑based formulas or government-controlled prices.
Land Segment
In our land segment, we primarily offer fuel, heating oil, propane, natural gas, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our land related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the U.K. and Brazil. We also offer advisory and fulfillment solutions with respect to power, natural gas and other energy products through Kinect, our global energy management solutions business, with offices in the U.S, Australia and throughout Western Europe. In addition, we offer transaction management services, which include card payment solutions, government payment systems for global fuel procurement, merchant processing services, payment solutions for tolls across Europe, and commercial payment programs.
In connection with our fuel marketing activities, we distribute fuel under long-term contracts to branded and unbranded distributors, convenience stores and retail fuel outlets operated by third parties. We also distribute heating oil and propane to residential customers and unbranded fuel to numerous other customers, including commercial and industrial customers, such as manufacturing, mining, agriculture, construction, and oil and gas exploration companies, who buy fuel in bulk and do not generally enter into exclusive contractual relationships with us, if they enter into a contractual relationship with us at all. In certain instances, we serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. We also maintain inventory in certain strategic locations, including pipelines. Our cost of fuel is generally tied to market‑based formulas.
Finally, we provide transportation logistics for our product deliveries, including arranging for fuel products to be delivered from storage terminals to the appropriate sites through our own fleet of trucks as well as third-party transportation providers. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as “racks,” which are owned and operated by our suppliers or other third‑parties.
Marine Segment
Through our extensive network, we market fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers. We provide our customers with real‑time global market intelligence and rapid access to quality, and competitively priced, marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control, claims management, and card payment solutions and related processing services.
We serve primarily as a reseller, where we take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in storage facilities that we own or lease. In certain cases, we serve as a broker and are paid a commission for negotiating the fuel purchase transaction between the supplier and the end user, as well as for expediting delivery of the fuel.
The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing, market‑based formulas, or government-controlled prices. We also contract with third parties to provide various services for our customers, including fueling of vessels in ports and at sea, and transportation and delivery of fuel and fuel-related products.

Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range in size and complexity from large multinational corporations, principally major oil producers, which have significantly greater capital resources than us, to relatively small and specialized firms. In our fuel distribution activities, we compete with major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete within those markets.
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

We may also be affected by new environmental laws and regulations that will apply to us or our customers in the future, some of which could increase the cost or reduce the demand for our products and services. For example, due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas (“GHG”) emissions. In the U.S., the U.S. Environmental Protection Agency has adopted rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and regulating emissions from major sources of GHGs under the Clean Air Act. In other countries, proposed regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Although the ultimate impact of these or other future measures is difficult to accurately predict, they could make our products more expensive or reduce demand for petroleum products, as well as shift demand toward relatively lower-carbon sources. This, in turn, could affect our operations, earnings and competitive position.
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
Forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Our actual results may differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information.
Examples of forward-looking statements in this 2017 10-K Report include, but are not limited to, our expectations about the conditions in the aviation, land, and marine markets, the timing and impact of our cost reduction initiatives and restructuring activities, our expectations regarding government-related activity and the related profit contribution, our expectations about the financial and operational impact of acquisitions on our aviation and land segments, the timing and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, our expectations about oversupplied market conditions in the U.S, our ability to drive greater leverage and ratability in our land operating model, our ability to divest or exit certain businesses, our ability to improve cost competitiveness, gain structural efficiencies and rationalize our operating model, our ability to implement a single common technology platform for our land segment, as well as our business strategy, business prospects, operating results, methods of competition, the impact of the Tax Act, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and adequacy of funding to meet such capital expenditures and working capital requirements and future acquisitions. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our Securities and Exchange Commission filings. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively leverage technology and operating systems and realize the anticipated benefits, our ability to successfully execute and achieve efficiencies and other benefits related to our transformation initiatives and address market conditions, our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	extended periods of low oil prices and limited market volatility;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and the use of derivatives;

•	non-performance by counterparties or customers to derivative contracts;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	sudden changes in the market price of fuel;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	currency and other global market impacts associated with the U.K. referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	our ability to successfully manage the implementation of an upgrade to our ERP platform;

•	our ability to effectively compete in our markets;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	our ability to realize the benefit of any cost savings;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	changes in U.S. or foreign tax laws (including the Tax Act), interpretations of such laws, or changes in the mix of taxable income among different tax jurisdictions;

•	our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	increased levels of competition;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this 2017 10-K Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2017 10-K Report will be deemed to modify or supersede such forward-looking statements.
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
Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers as opposed to requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient or fully collectible depending on the circumstances of the customer at the time of default. While no single customer represents more than 10% of our total consolidated revenue, diversification of credit risk is limited to the aviation, marine and land transportation industries within which we primarily do business.
Our exposure to credit losses will depend on the financial condition of our customers and other macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries we serve, changes in oil prices and political instability. While we actively manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events, there can be no guarantee we will be able to successfully mitigate all of these risks. Substantial credit losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is dependent on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations.
We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements not satisfied by our operating cash flow. Future market volatility, generally, and persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit as and when we need it on commercially reasonable terms or at all, such as in the event there is a substantial tightening of the global credit markets or a substantial increase in interest rates, it could have a negative impact on our liquidity, business, financial condition, and cash flows, as well as our future development and growth. Furthermore, our business is impacted by the availability of trade credit to fund fuel purchases and an actual or perceived decline in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Adverse changes in our payment terms from principal suppliers, including shortened payment cycles, decreased credit lines or requiring prepayment could impact our liquidity, business, results of operations and cash flows.
Finally, if we are unable to obtain debt or other forms of financing and instead raise capital through an equity issuance, existing shareholders would be diluted. Even if we are able to obtain financing, the restrictions our creditors may place on our operations or our increased interest expense and leverage could limit our ability to grow.
Sales to government customers involve unique risks that could have a material adverse effect on our business and results of operations.
In addition to normal business risks, our supply of products and services to U.S. and foreign government, intergovernmental and military customers (“government customers”) subjects us to unique risks, many of which are beyond our control. These risks include:

•
Dependence on government spending on defense programs, which can be negatively affected by budgetary constraints, changes in defense spending policies, government shutdowns and changes in military policies or priorities;

•
Contract awards that are typically made through a competitive bidding process, which can involve substantial costs and managerial time to prepare and submit bids for contracts that may not be awarded to us;

•	Expense and delays that may arise if our competitors protest or challenge contract awards made to us;

•	Contracts for indefinite delivery, such that there are no guarantees on the quantity the government will buy or when it will buy from us; and

•	The ability for government customers to unilaterally modify certain terms and conditions in existing contracts or terminate existing contracts for their convenience.

Furthermore, government customer contracts are subject to specific procurement regulations and a variety of other complex requirements, which affect how we transact business with our government customers and can impose additional costs on our business operations. Numerous laws and regulations affect our U.S. government contracts, including the Federal Acquisition Regulation, which governs the formation, administration and performance of government contracts, and the federal False Claims Act, which provides for substantial criminal and civil penalties and treble damages where a contractor presents a false or fraudulent claim to the U.S. government for payment. Similar laws and regulations also may apply to our contracts with foreign government and intergovernmental agency customers.
Government customers routinely audit government contractors to review contract performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any costs found to be misclassified or inaccurately allocated may not be reimbursable, and to the extent already reimbursed, may need to be refunded and could subject us to a variety of government claims. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations.

A material portion of our profitability is derived from our government business, and the loss or material reduction in business from our government customers could have a material adverse effect on our results of operations and cash flows.
Sales to government customers, which includes sales to the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization (NATO), have accounted for a material portion of our profitability in recent years, and we expect this to continue in the foreseeable future. The profitability associated with our government business can be materially impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. Furthermore, changes in military policies or priorities, such as the decision to withdraw or reduce armed force levels in different geographies, can be sudden, subjecting us to losses or higher expenses associated with disposing of unused inventory, removal or abandonment of equipment and relocation of employees.
As a result of complex supply logistics, the indefinite nature of government contracts, and other associated risks, sales of products and services to government customers often carry higher margins than sales to our other customers. Consequently, a decrease in sales or increase in supply costs to our government customers would contribute disproportionately to a reduction in our gross margin and overall profitability and such decrease could be sudden. The loss of a key government customer or a material reduction in sales to government customers would adversely affect our business, financial condition, results of operations and cash flows.
Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business.
As part of our price risk management services, we offer to customers various pricing structures for the purchase of fuel, including derivatives products designed to hedge exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward contracts with some of our counterparties under which we agree to sell or purchase certain volumes of fuel at fixed prices. In addition, we may act as a counterparty in over-the-counter swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of fuel. Further, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our price risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions.
If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction and there is an outstanding mark-to-market liability owing, we will have effectively extended unsecured credit to that customer and such amounts could be substantial. Based on the volatility of fuel prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or swap transactions. In such cases, we would be exposed to potential losses or costs associated with any resulting default. For example, in the event the spot market price of fuel at the time of delivery is substantially less than the fixed price of the contract with the customer, a customer could default on its purchase obligation to us and purchase the fuel at a lower “spot” market price from another supplier. Meanwhile, we may have entered into a corresponding commitment with a supplier to offer our customer specified fixed pricing or terms and would be obligated to perform our fixed price purchase obligations to such supplier. Similarly, the counterparties with whom we may hedge our price risk exposure may not be willing or able to fulfill their obligations to us under their swap transactions.
While we monitor and manage our credit exposures to our counterparties, credit defaults may still occur and the actual recovery will depend on the financial condition of that counterparty and our ability to enforce any obligation owed to us. Accordingly, if we are unable to recover such losses from a defaulting counterparty, we could sustain substantial losses that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to various risks in connection with our use of derivatives which could have a material adverse effect on our results of operations.
We enter into financial derivative contracts primarily to mitigate the risk of market price fluctuations in fuel products, to offer our customers fuel pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations may be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g. heating oil in the United States or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location experiences a divergence to historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g. hurricanes) and is not correlated to the underlying hedges when compared to historical prices.
We also enter into proprietary derivative transactions, which are not intended to hedge our own risk but rather make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, expose us to changes in commodity prices in relation to the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses which can be further exacerbated by volatility in the financial and other markets. In addition, our employees failing to comply with our policies and procedures with respect to hedging or proprietary trading, such as engaging in unauthorized trading activity, failing to hedge a specific price risk or failing to comply with our internal limits on exposure, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Finally, many of our derivative transactions are not designated as hedges for accounting purposes, and we therefore may recognize changes in the fair market value of these derivatives as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair market value of these derivatives is marked to market at the end of each quarter, changes in the value of our derivative instruments as a result of gains or losses may cause our earnings to fluctuate from period to period.
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
We are required to comply with extensive and complex laws and other regulations in the countries in which we operate at the international, federal, state/provincial and local government levels relating to, among other things:

•	the transportation, handling and delivery of fuel and fuel products;

•	the operation of fuel storage, blending and distribution facilities;

•	workplace safety;

•	fuel spillage or seepage;

•	environmental protection, carbon emissions and hazardous waste disposal;

•	consumer protection;

•	data privacy and protection;

•	commodities trading, brokerage, derivatives and advisory services;

•	credit and payment card processing and payment services;

•	government contracting and procurement;

•	antitrust and competition;

•	anti-money laundering, financial services, and funds transmission; and

•	regulatory reporting and licensing.

Due to the complex and technical nature of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. If more serious violations were to occur, we could be subject to substantial fines or penalties or to civil or criminal liability. Any substantial fines and costs incurred as a result of a violation of such regulations could have a material adverse effect on our business and results of operations.

Our failure to comply with U.S. or foreign tax laws or a government challenging our tax position could adversely affect our business and future operating results.
We are affected by various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value added tax (“VAT”), energy, environmental and other taxes. From time to time, we may also benefit from special tax concessions in certain jurisdictions. For example, we have operated under a special income tax concession in Singapore since 2008 which is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this income tax concession decreased (increased) foreign income taxes by $1.3 million, $2.7 million and $(7.7) million for 2017, 2016 and 2015, respectively. The impact of the income tax concession on a diluted earnings per common share basis was $0.02 for 2017, $0.04 for 2016 and $(0.11) for 2015. Changes in U.S. and foreign tax laws, our failure to comply with such laws or the loss of tax concessions could adversely affect our business, financial condition, results of operations and cash flows.
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
From time to time, we are under review by the Internal Revenue Service (“IRS”) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, the U.S., Brazil, Denmark and South Korea, where the amounts under controversy may be material. We are in the process of challenging a number of these tax assessments in several administrative and legal proceedings, which are at various stages of appeal. In addition, in some jurisdictions these challenges require the posting of collateral or payment of the contested amount which may affect our flexibility in operating our business or our liquidity. If these challenges are ultimately determined adversely to us, these proceedings may have a material adverse effect on our business, results of operations, financial condition or prospects. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions and damage to our reputation. See notes 9 and 11 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
Finally, we earn a material amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective income tax rates for us. Further, recent developments, including investigations by the European Commission on illegal state aid, the project by the Organisation for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Shifting (“BEPS”) and other initiatives, could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study, many OECD countries have acknowledged their intent to implement the actions and update their local tax laws. The extent (if any) to which countries in which we operate adopt and implement these actions could have a material adverse impact on our effective tax rate, income tax expense, financial condition, and results of operations and cash flows.
Recent U.S. tax legislation, as well as future substantial changes that may be made by the Trump Administration to regulatory, fiscal and trade policies, may materially adversely affect our financial condition, results of operations and cash flows.
On December 22, 2017, the U.S. President signed into law tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). This legislation significantly changes the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, taxing global intangible low-taxed income (“GILTI”), assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax provisions. The legislation is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation.

Because of the complexity of the GILTI tax rules effective in 2018, we continue to evaluate this provision of the Tax Act and the application of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”). Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. GILTI inclusions as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income and our global structure to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and the impacts thereof. We are currently analyzing this provision and have not made any adjustment related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred tax on GILTI since a reasonable amount cannot be determined.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our estimates, possibly materially, due to, among other items, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to current year earnings and tax estimates. In accordance with Staff Accounting Bulletin No. 118 regarding application of ASC Topic 740, we anticipate that we will finalize our provisional estimates and determine the impact of any potential deferred tax related to GILTI during the measurement period and reflect any necessary adjustments in the subsequent periods. Any material revisions in our computations could adversely affect our results of operations.
In addition, there may be other material adverse effects resulting from the legislation that we have not yet identified. If we are unable to successfully take actions to manage the adverse impacts of the new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the legislation, the legislation could have a material adverse effect on our financial condition, results of operations and cash flows.
Our physical operations have inherent risks that could negatively impact our business, financial condition and results of operations.
We provide various products and services to customers, including but not limited to into-plane fueling at airports, fueling of vessels in port and at sea, on the ground fueling of customer storage tanks and vehicles, and transportation, delivery and storage of fuel and fuel products. Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks, such as:

•	fires, collisions and other catastrophic disasters;

•	traffic accidents, injuries and loss of life;

•	spills, discharges, contaminations and other releases;

•	severe damage to and destruction of property and equipment; and

•	loss of product and business interruption.

Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Although we generally maintain liability insurance for these types of events, such insurance may be insufficient to cover certain losses which may be in excess of coverage limits or outside the scope of the coverage. If we are held liable for any damages, and the liability is not adequately covered by insurance, our financial position and results of operations will be adversely affected.
In addition, some of our employees are represented by labor unions under collective bargaining agreements, including certain of our truck drivers that transport and deliver fuel and fuel-related products. Employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Although we believe that our relations with our employees are good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to transport and deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. A significant labor dispute with our own union employees, or by the union employees of third parties who provide services for our business, could have a material adverse effect on our results of operations and cash flows.

Our operations are subject to environmental risks and extensive laws and regulations pertaining to environmental protection, health, safety and security that can result in material costs and liabilities.
Our business is subject to numerous federal, state, local and foreign environmental laws and regulations, including those relating to fuel storage and distribution, terminals, underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of our employees. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, remediation costs for natural resource damages as well as third-party damages. Furthermore, some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. In our marine segment we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Any of these occurrences, and any resulting negative media coverage, could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
Further, increasingly stringent U.S. federal and foreign environmental regulations have resulted and will likely continue to increase our overall cost of business. For example, compliance with existing and future laws regulating the delivery of fuel by barge, truck, vessel, pipeline or railcar; that regulate fuel storage terminals or underground storage tanks that we own, lease or operate; or that regulate the quality of product under our control may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire businesses with more physical assets. In addition, mandatory fuel standards have been adopted in many jurisdictions, such as amendments to the International Convention for the Prevention of Pollution from Ships, or MARPOL, which established a phased reduction of the sulfur content in fuel oil and allows for stricter sulfur limits in designated emission control areas, will be effective in January 2020. Further changes in laws and regulations applicable to international and national maritime trade are expected over the coming years. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure product, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our business and result of operations would be adversely affected.

Due to our international operations, we are subject to U.S. and international laws, including U.S. economic sanctions, the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws, which can impose substantial compliance costs and subject us to civil or criminal penalties for non-compliance.
Doing business on a global basis requires us to comply with the laws and regulations in jurisdictions worldwide that can impose substantial compliance costs and subject us to civil or criminal penalties for non-compliance. In particular, our global operations are subject to anti-corruption laws, such as the FCPA, anti-money laundering laws, international trade controls, and antitrust and competition laws. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business. Where applicable, the U.K. Bribery Act prohibits bribery both in the U.K. and internationally, including bribery across both public and private sectors. As part of our business, we regularly deal with state-owned enterprises, the employees of which may be considered foreign officials for purposes of the FCPA, the U.K. Bribery Act, and other applicable anti-bribery laws. In addition, some of the international jurisdictions in which we operate lack a developed legal system and have higher than normal levels of corruption. Our activities in these countries may increase the risk of improper payment demands made to, or offers made by, one of our employees or other parties acting on our behalf, and the rejection of demands to make such improper payments may also negatively impact our activities in those countries.

Furthermore, international trade controls, including economic sanctions such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), export controls and anti-boycott regulations are complex, restrict our business dealings with certain countries and individuals, and are constantly changing. Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. These business dealings currently represent an immaterial amount of our consolidated revenue and income and are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. As a result of the above activities, we are exposed to a heightened risk of violating trade control regulations.
We have established policies and procedures designed to assist with our compliance with these laws and regulations, but such policies and procedures may not always prevent us from violations. Violations of these laws are punishable by fines and expose us and/or employees to criminal sanctions and civil suits and subject us to other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, revocations or restrictions of licenses. In addition, non-compliance with laws could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows. Violations of law could also cause an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit. Such events could adversely affect our business, financial condition, results of operations and cash flows.
Third parties who fail to provide products or services to us or our customers as agreed could harm our business.
We purchase fuel and other products from suppliers and resell to customers. If the fuel and other products we sell fail to meet the specifications we have agreed to with customers, we could incur material liabilities if such products cause physical damage to a vessel or aircraft or result in other losses such that a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. In addition, our relationship with our customers could be adversely affected and adverse publicity about any allegations of contaminated products may negatively affect us, regardless of whether the allegations are true. Although in most cases our agreements with suppliers provide that we have recourse against our suppliers for products that fail to meet contractual specifications, if the terms of such agreements are not adequate to protect our interests, we may not be able to enforce such recourse. In the event we are able to pursue it, such recourse cannot be assured and may be costly to enforce. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, then we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing an agreement in a foreign jurisdiction. Any material liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Information technology (“IT”) failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.
We rely heavily on our computer systems, information technology and network infrastructure across our operations, particularly as we seek to grow our technology offerings, digitize our business and drive internal efficiencies. Despite our implementation of security and back-up measures, our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. Due to the large number of transactions that run through our systems each day, significant system down-time or slow-down could have a material impact on our ability to conduct business, process and record transactions, as well as make operational and financial decisions. In addition, as we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers. We have also been increasing our use of cloud-based technology and computing platforms operated by third parties. If our use of these cloud services is disrupted either due to system failures, denial of service or other cyberattacks and computer viruses, or if the infrastructure which allows us to connect to the third party systems is interrupted, it could adversely impact our operations and our business.
In addition to our own vulnerabilities, our reliance on email transmissions over public networks to process certain transactions exposes us to risks associated with the failure of our customers, business partners and other third parties to use appropriate controls to protect sensitive information, as well as to risks of on-line fraud and email scams. Furthermore, despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur substantial expenses to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We currently maintain insurance to protect against cybersecurity risks and incidents. However, insurance coverage may not be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain of these cybersecurity risks and, even if available, the insurance proceeds received for any loss or damage may be insufficient to cover our losses or liabilities without materially adversely affecting our business, financial condition and results of operations.
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

Failure to adequately protect this information could lead to substantial fines, penalties, third party liability, remediation costs, potential cancellation of existing contracts and inability to compete for future business. Due to legislative and regulatory rules, we may be required to notify the owners of such information of any data breaches, which could harm our business relationships, reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union through the General Data Protection Regulation that will go into effect in May 2018). Substantial changes in applicable regulations may require us to make costly changes to our systems. Although we have taken steps to address these concerns by implementing network security and internal control measures, these steps may not prevent a data security breach and any data security breach may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Implementation of our growth strategy may place a strain on our management, operational and financial resources, as well as our information systems.
A key element of our business strategy has been the growth of our business through acquisitions and strategic investments. However, this growth strategy may place a strain on our management, operational and financial resources, as well as our information systems and expose us to additional business and operating risks and uncertainties, including:

•
our ability to effectively and efficiently integrate the operations, financial reporting, and personnel of acquired businesses and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

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

•
a decrease in our liquidity resulting from a material portion of our available cash or borrowing capacity being used to fund acquisitions and a corresponding increase in our interest expense or financial leverage if we incur additional debt to fund acquisitions;

•	the ability to integrate the IT systems and technology of acquired businesses into our existing infrastructure and manage those systems and technologies that cannot be effectively integrated;

•	the requirement to write down acquired assets in the event the acquired business or strategic investment is worth less than we paid for or invested in it;

•	capital expenditure requirements exceeding our estimates;

•
the assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities associated with the acquired businesses, and no or limited indemnities from sellers or ongoing indemnity obligations to purchasers; and

•	the need to implement internal controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies.

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
We may not be able to fully recognize the anticipated benefits of our acquisitions and other strategic investments.
As part of our growth strategy, we have been pursuing acquisition opportunities complementary to our business portfolio. From time to time, we may also enter into strategic investments such as joint venture arrangements or equity investments intended to complement or expand a portion of our business. Our ability to successfully implement our growth strategy depends on our ability to find attractive acquisition candidates or strategic investments and consummate such transactions on economically acceptable terms. Before making acquisitions or other strategic investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. We rely, among other things, on our due diligence, representations and warranties of the sellers, financial statements and records of target businesses to establish the anticipated revenues and expenses and whether the acquisitions or strategic investments will meet our internal guidelines for current and future potential returns. Our due diligence investigation and other information we rely on with respect to any opportunity may not reveal or highlight all relevant risks and issues that may be necessary or helpful in evaluating such opportunity. Consequently, these transactions could result in (i) an adverse impact on our overall profitability if the acquisitions or strategic investments do not achieve the projected financial results, (ii) unanticipated costs that may impact our results of operations, and (iii) increased demands on our cash resources that may, among other things, impact our ability to explore other opportunities. If our acquisitions or strategic investments do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations.

Integration difficulties, or any other factors that make operating the acquired businesses more challenging following the completion of the acquisitions, may also prevent us from realizing the benefits from the recent acquisitions or any future acquisitions to the extent, or in the time frame, anticipated by us. We have incurred, and expect to continue incurring, expenses related to the integration of acquisitions. These transaction and integration expenses could, particularly in the near term, exceed the savings and synergies that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses following the completion of the recent acquisitions. Any of these factors could have an adverse effect on our business, financial condition, results of operations and cash flows.
As a result of our acquisition activity, our goodwill and intangible assets have increased substantially in recent years and we have incurred, and may continue to incur, impairments to goodwill or intangible assets.
When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. In accordance with applicable acquisition accounting rules, we are required to record as goodwill on our consolidated balance sheet the amount by which the purchase price exceeds the net fair value of the tangible and intangible assets and liabilities acquired as of the acquisition date. As of December 31, 2017, we had goodwill of $845.5 million and net intangible assets of $279.7 million. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that a potential impairment exists. Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of future cash flows in our annual operating plan and slower growth rates in our industry.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on a number of factors including industry experience, internal benchmarks, and the economic environment. We also rely heavily on projections of future operating performance, however, if our annual operating plan is not achieved or if there are other variations to our estimates and assumptions, particularly in the expected growth rates and profitability embedded in our cash flow projections or the discount rate used, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units.

During the fourth quarter of 2017, we recorded an impairment charge of $91.9 million, of which $72.3 million was attributable to the write-off of goodwill in our marine segment, and $7.9 million associated with intangible assets, primarily customer relationships. The impairment within our marine segment was driven principally by growing competitive pressures in maritime markets, including the decline of maritime shipping volumes along with lower demand for price risk management products and our ultimate decision in the fourth quarter to exit our marine business in certain international markets. See Note 7 in the accompanying Notes to Consolidated Financial Statements for more information. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss would have a negative effect on our results of operations.
Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. For example, our marine segment has been significantly impacted by the economic conditions adversely affecting the maritime industry. In addition, any political instability, terrorist activity, military action that disrupts shipping, flight operations or land transportation or natural disasters and other weather-related events, will adversely affect our customers and may reduce the demand for our products and services. For example, during 2017, an earthquake in Mexico and Hurricanes Irma and Harvey resulted in business interruptions and supply disruptions which negatively impacted our results of operations. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services. For example, the shipping industry has gone through a period of significant consolidation in recent years, which has created a concentration of volume among a smaller number of shipping companies. Larger shipping companies often have greater leverage, are more sophisticated purchasers of fuel and have greater ability to buy directly from major oil companies, which can negatively impact our value proposition to these types of customers.
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
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and for aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results for the second and third quarters of the year in our aviation segment tend to be the strongest and our results for the fourth and first quarters of the year in our land segment tend to be the strongest. However, extreme or unseasonable weather conditions can substantially reduce demand for our products and services which can, in turn, adversely impact our results of operations. There can be no assurance that seasonal variability factors will continue in future periods. Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year. These seasonal fluctuations in our quarterly operating results may adversely affect the market price of our shares.
We may be unable to realize the level of benefit that we expect from our restructuring activities and cost reduction initiatives which may hurt our profitability and our business otherwise might be adversely affected.
We continually assess the strategic fit of our existing businesses and seek the most cost effective means and efficient structure to serve our customers and suppliers and respond to changes in the markets in which we operate. In line with this commitment, we have in the past and are likely to, in the future, divest of certain non-core assets, exit lines of businesses that are not achieving the desired return on investment, or otherwise restructure certain of our operations in an effort to improve cost competitiveness and profitability. For example, we exited our rail business in the fourth quarter of 2017. We also engaged in cost reduction initiatives, principally in our marine segment in 2016 and throughout our organization in 2017, and restructuring activities during the fourth quarter of 2017. We continue to evaluate additional restructuring activities, cost reduction opportunities and potential divestitures.

We may not be able to achieve the level of benefit that we expect to realize from our past or future restructuring activities or divestitures. We may also materially alter various aspects of our business, or our business model, and there can be no assurance that any such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations. Finally, restructuring activities and divestitures may result in restructuring charges and material write-offs, including those related to goodwill and other intangible assets, any of which could have a material adverse effect on our results of operations and financial condition.
Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices are impacted by many factors beyond our control, including:

•	global economic conditions;

•	changes in global crude oil and natural gas prices;

•	expected and actual supply and demand for fuel;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•	geopolitical conditions;

•	laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;

•	changes in pricing or production controls by various organizations and oil producing countries;

•	technological advances affecting energy consumption or supply;

•	energy conservation efforts;

•	price and availability of alternative fuels and energy sources; and

•	weather.

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
Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, such as we experienced during 2016 and 2017, can also have an adverse effect on our results of operations and overall profitability. This outcome can be due to a number of factors, including reduced demand from our customers involved in the oil exploration sector and for our price risk management products. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business as a result of lower working capital requirements.
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
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including, but not limited to:

•	trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;

•	the costs of hiring and retaining senior management for overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including making distributions;

•	governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;

•	political risks, including changes in governments; and

•	terrorism, war, civil unrest and natural disasters and other weather-related events.

In particular, we operate in certain international markets which have been plagued by corruption and have uncertain regulatory environments, either of which could have a negative impact on our operations there. Furthermore, many countries in which we operate have historically been, and may continue to be, susceptible to recessions or currency devaluation.
We also operate in certain high-risk locations that have been experiencing military action, terrorist activity or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations in those areas. An act of terror could result in disruptions of fuel supply and oil markets, and our facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if our means of transportation become damaged as a result of an attack. In these high-risk locations, we may also incur substantial operating costs, including maintaining the safety of our personnel. Furthermore, we cannot guarantee the safety of our personnel in these locations and there is a risk of serious injury or loss of life of employees or subcontractors.
Finally, the U.S. may potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict the impact, if any, of these or other proposed changes to our business. However, it is possible that these proposed changes could adversely affect our business, financial condition and results of operations. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by such changes.
Material disruptions in the availability or supply of fuel would adversely affect our business.
The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and related services to our customers. Political instability, natural disasters and other weather-related events, transportation, terminal or pipeline capacity constraints, terrorist activity, piracy, military action or other similar conditions or events may disrupt the availability or supply of fuel. Decreased availability or supply of fuel or other petroleum products may have a negative impact on our sales and margins and adversely affect our operating results. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.
We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms. Industry developments, such as fuel price transparency, procurement technology tools and increasing customer sophistication may, over time, reduce demand for our services and thereby exacerbate the competition. In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to the large commercial airlines, shipping companies and commercial and industrial users. Although many major oil companies have been divesting their downstream assets, some continue to compete with us in certain markets while others may decide to reenter the market in the future. Our business could be adversely affected because of increased competition from these oil companies, who may choose to increase their direct marketing in order to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

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
We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, which, among other things, restrict our ability to (i) pay dividends or make certain other restricted payments, (ii) incur additional debt, (iii) create liens, (iv) sell assets, and (v) engage in mergers or acquisitions. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations may be adversely affected by legislation and competition from other energy sources and new or advanced technology.
Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There have been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel efficient engines, hybrid engines and alternative clean power systems. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability.
On March 28, 2017, the U.S. President signed an executive order directing the Environmental Protection Agency (“EPA”) and other executive agencies to review their existing regulations, orders, guidance documents and policies that potentially burden the development of energy resources. It remains unclear how and to what extent these executive actions will impact the regulation of GHG emissions at the federal level. Even if federal efforts in this area are slow, state, local and/or foreign governments may enact legislation or regulations that attempt to control or limit GHGs such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates, or impose costs or restrictions on end users of fuel. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG. Finally, the focus on climate change could also negatively impact the reputation of our fuel products or services. The occurrence of any of the foregoing events could put upward pressure on the cost of fuel relative to other energy sources, increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.
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
Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions in order to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Current and future litigation could have a material adverse effect on our business and results of operations.
We are currently, and may in the future be, involved in legal proceedings that arise in the ordinary course of our business. Lawsuits and other administrative or legal proceedings as well as any governmental investigations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we generally maintain insurance to mitigate certain exposures, costs associated with lawsuits or other legal proceedings may exceed the limits of insurance policies, which could adversely impact our results of operations. Furthermore, our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
Fluctuations in foreign exchange rates could materially affect our financial condition and results of operations.
The majority of our business transactions are denominated in U.S. dollars. In particular markets, however, payments to certain of our fuel suppliers and from certain of our customers are denominated in local currency. We also have certain liabilities, primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. For example, the strengthening of the U.S. dollar relative to the British pound and other currencies may harm our results of operations as the local currency results of our U.K. operations may translate into fewer U.S. dollars. Currency fluctuations could also impact our customers based outside of the U.S., who may closely monitor their costs and reduce their spending budgets on our products and services, which in turn, may adversely affect our business, results of operations and financial condition.
Although we generally use hedging strategies to manage and minimize the impact of foreign currency exchange risk when available, these hedges may be costly and at any given time, only a portion of this risk may be hedged. Accordingly, our exposure to this risk may be substantial and fluctuations in foreign exchange rates could adversely affect our profitability.
The U.K.’s proposed withdrawal from the European Union (“E.U.”) could harm our business and financial results.
On June 23, 2016, the U.K. held a referendum in which British voters approved an exit from the E.U., commonly referred to as “Brexit”. On March 29, 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the U.K’s departure from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. These factors pose a risk to the overall U.K. economy and as a result, our operations in the U.K., particularly in our land segment, as well as our global operations, could be adversely impacted.
Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. We may incur additional costs and expenses as we adapt to such potentially divergent regulatory frameworks. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. In addition, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. Adverse consequences concerning Brexit or the E.U. could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, continued volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

Current and proposed derivatives legislation and rulemaking could have a material adverse effect on our business.
The Dodd Frank Wall Street Transparency and Accountability Act of 2010 (the “Dodd-Frank Act”) provides for federal regulation of the over the counter derivative markets both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC broad authority to regulate such markets and their participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The Dodd-Frank Act and the rules being promulgated thereunder subject certain swap participants to capital and margin requirements and business conduct standards. If we or our derivatives counterparties are subject to additional requirements imposed as a result of the Dodd-Frank Act, this may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to risks of adverse changes in energy commodities prices. Further, on December 30, 2016, the CFTC re-proposed new position limits rules for public comment, which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions, and solicited public comment. These rules have not been finalized, and we cannot currently predict whether or when the re-proposed rules will be adopted, in what form the rules will be adopted, or the effect of the final rules, if any, on our businesses. Any such regulations could also subject our derivatives counterparties to limits on commodity positions and thereby have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
In addition, other legislation regulating the use of derivatives that certain foreign jurisdictions have adopted or are in the process of adopting, could have a material adverse effect on our business. One of the most significant pieces of E.U. financial services legislation in recent years, the Markets in Financial Instruments Directive II (“MiFID II”) and the Markets in Financial Instruments Regulation (“MiFIR”), went into effect on January 3, 2018. As a result of the available exemptions from MiFID II licensing, we have experienced minimal disruption in our ability to continue to conduct our business since these regulations took effect in the E.U., although we will continue to evaluate the availability of these exemptions as our business grows or changes in the future. In addition, new rules have been enacted on “position limits,” which places a limit on the number of commodity derivative contracts we can hold at one time that are traded on a “E.U. trading venue,” which includes E.U. Regulated Markets/Exchanges. Although we do not believe these limits pose an immediate threat on our ability to hedge risk or carry out our existing business activities, we will continue to evaluate whether these limits may have any adverse business impact in the future.
Any new (or newly implemented) regulations and international legislation could:

•
materially increase the cost of our derivative contracts (including through requirements to post collateral, which could adversely affect our cash flows and liquidity, or require us to obtain licenses and subject us directly or indirectly to additional reporting and other requirements);

•	materially alter the terms of our derivative contracts;

•	reduce our ability to offer derivative and other price management products to our customers;

•	require that we limit our derivatives activities to avoid being subject to burdensome requirements and regulations;

•	reduce the demand for our price risk management services;

•	reduce the availability of derivatives to protect against risks we encounter;

•	increase price volatility in the commodities we buy and sell (and derivatives related to those commodities);

•	affect cash flow and liquidity due to margin calls;

•	reduce our ability to monetize or restructure our existing commodity price contracts; and

•	increase our exposure to less creditworthy counterparties.

If the increased cost of derivative contracts is substantial or we reduce or limit our derivatives activities as a result of any such legislation or rules, our profitability and results of operations could be adversely affected. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth our principal properties, the majority of which are leased, as of February 7, 2018. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2018 in any material respect.
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
PROPERTIES

Location	Principal Use	Lease Expiration

9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, land and marine segments	August 2031

62 Buckingham Gate London, United Kingdom SW1E 6AJ	Administrative, operations and sales office for aviation, land and marine segments	June 2028

238A Thompson Road #08‑01/10 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	March 2020

Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2022

Praia do Flamengo, 200, 22nd floor Rio de Janeiro, Brazil 22210 030	Administrative, operations and sales office for aviation, land and marine segments	November 2021

Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	December 2019

605 North Highway 169, Suites 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2018

25 Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	March 2020

Strommen 6 9400 Norresundby, Denmark	Administrative, operations and sales office for aviation and land segments	Month-to-month

6000 Metcalf Avenue Overland Park, KS 66202, USA	Administrative, operations and sales office for land segment	August 2024

8650 College Boulevard Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, land and marine segments	August 2024

Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned

300 Flint Ridge Road Webster, Texas 77598, USA	Administrative, operations and sales office for aviation segment	Owned

Fantoftvegen 38, 5072 Bergen, Norway	Administrative, operations and sales office for land segment	November 2023

2320 Milwaukee Way, Tacoma, Washington 98421, USA	Administrative, operations and sales office for land segment	June 2026

4920 Southern Boulevard Virginia Beach, VA 23462, USA	Administrative, operations and sales office for land segment	Owned

1B North Mole Road (C.P. No. 1360) Gibraltar	Administrative, operations and sales office for marine segment	May 2021

The Docks, Falmouth, Cornwall, TR11 4NR, United Kingdom	Administrative, operations and sales office for marine segment	February 2037

Location	Principal Use	Lease Expiration
Huskisson Dock No.1 Regent Road Liverpool, United Kingdom	Administrative, operations and sales office for marine segment	February 2029

Lange Kleiweg 28, 8th Floor Rijswijk, Netherlands 2228	Administrative, operations and sales office for aviation, land and marine segments	September 2022

Item 3. Legal Proceedings
On July 20, 2016, we were informed that the U.S. Department of Justice (the “DOJ”) is conducting an investigation into the aviation fuel supply industry, including certain activities by us and other industry participants at an airport in Central America. In connection therewith, we were served with formal requests by the DOJ about its activities at that airport and its aviation fuel supply business more broadly. We are cooperating with the investigation.
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, U.S., Brazil, Denmark and South Korea, where the amounts under controversy may be material. See Notes 9 and 11 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 29, 2017, the closing price of our stock on the NYSE was $28.14. The following table sets forth, for each quarter in 2017 and 2016, the high and low sales prices of our common stock as reported by the NYSE.

	Price
	High	Low
2017
First quarter	$47.49	$34.79
Second quarter	38.67	34.64
Third quarter	40.16	32.28
Fourth quarter	36.64	25.80

2016
First quarter	$49.50	$35.13
Second quarter	51.01	42.95
Third quarter	49.38	44.14
Fourth quarter	47.30	38.79
As of February 7, 2018, there were 370 shareholders of record of our common stock.
Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2017 and 2016.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2017
First quarter	$0.0600	March 3, 2017	March 17, 2017	April 7, 2017
Second quarter	0.0600	May 25, 2017	June 9, 2017	July 7, 2017
Third quarter	0.0600	October 4, 2017	October 16, 2017	November 6, 2017
Fourth quarter	0.0600	December 1, 2017	December 15, 2017	January 5, 2018

2016
First quarter	$0.0600	March 3, 2016	March 18, 2016	April 8, 2016
Second quarter	0.0600	May 26, 2016	June 10, 2016	July 1, 2016
Third quarter	0.0600	September 12, 2016	September 23, 2016	October 12, 2016
Fourth quarter	0.0600	November 30, 2016	December 16, 2016	January 6, 2017
Our Credit Facility and Term Loans restrict the payment of cash dividends to a maximum of the sum of (i) $100.0 million plus (ii) 50% of the cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ended March 31, 2016, plus (iii) 100% of the net proceeds of all equity issuances made after October 2013. For additional information regarding our Credit Facility and Term Loans, see Note 8 to the accompanying consolidated financial statements, included herein, and “Liquidity and Capital Resources” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2012 through December 31, 2017. The cumulative return includes reinvestment of dividends.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding restricted stock units (“RSUs”) and stock‑settled stock appreciation rights (“SSAR Awards”) under our 2016 omnibus plan (the “2016 Plan”) and available for future issuance under our 2016 Plan as of December 31, 2017 (in millions, except weighted average price data), as well as the 2006 omnibus plan, as amended and restated (the “2006 Plan”):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding RSUs and SSAR Awards	(b) Weighted average exercise price of outstanding RSUs and SSAR Awards(1)	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
2016 Plan	1.0	$14.68	3.4
2006 Plan	1.2	$9.71	—

(1)
Calculated without taking into account shares of common stock subject to the RSUs reported in column (a) and that will become issuable following vesting of such RSUs without any cash consideration or other payment required.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2017 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2017 - 10/31/2017	—	$—	—	$100,000
11/1/2017 - 11/30/2017	—	—	—	100,000
12/1/2017 - 12/31/2017	—	—	—	100,000
Total	—	$—	—	$100,000

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)
In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of December 31, 2017, $100.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2017, see the corresponding Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this 2017 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except earnings and dividends per share data)

	For the Year ended December 31,
	2017	(1)(2)	2016	(3)(4)	2015	(4)(5)	2014	(4)(6)	2013	(4)(7)
Revenue	$33,695.5		$27,015.8		$30,381.4		$43,391.8		$41,559.9
Cost of revenue	32,763.3		26,116.8		29,520.4		42,572.7		40,807.8
Gross profit	932.2		899.0		861.0		819.1		752.2
Operating expenses (8)	886.6		710.1		615.3		542.4		488.5
Income from operations	45.6		188.9		245.7		276.7		263.7
Non-operating expenses, net (9)	(66.7)		(46.7)		(27.9)		(1.9)		(15.4)
Income (loss) before income taxes	(21.1)		142.1		217.7		274.8		248.3
Provision for income taxes	149.2		15.7		47.2		53.6		46.0
Net income (loss) including noncontrolling interest	(170.3)		126.4		170.5		221.1		202.3
Net income (loss) attributable to noncontrolling interest	(0.1)		—		(3.9)		(3.3)		4.4
Net income (loss) attributable to World Fuel (10)	$(170.2)		$126.5		$174.5		$224.5		$198.0
Basic earnings (loss) per common share (10)	$(2.50)		$1.82		$2.49		$3.17		$2.78
Basic weighted average common shares	68.1		69.3		70.2		70.8		71.2
Diluted earnings (loss) per common share (10)	$(2.50)		$1.81		$2.47		$3.15		$2.76
Diluted weighted average common shares	68.1		69.8		70.7		71.3		71.8
Cash dividends declared per common share	$0.24		$0.24		$0.24		$0.15		$0.15

	As of December 31,
	2017	(1)(2)	2016	(3)(4)	2015	(4)(5)	2014	(4)(6)	2013	(4)(7)
Cash and cash equivalents	$372.3		$698.6		$582.5		$302.3		$292.1
Accounts receivable, net	2,705.6		2,344.0		1,812.6		2,308.2		2,538.6
Total current assets	3,940.4		3,836.6		3,246.0		3,675.2		3,815.5
Total assets	5,587.8		5,412.6		4,525.3		4,878.1		4,735.2
Total current liabilities	2,718.6		2,182.7		1,754.2		2,241.9		2,518.9
Total long-term liabilities	1,131.3		1,290.1		865.3		776.8		545.9
Total equity (10)	1,738.0		1,940.0		1,905.9		1,859.4		1,670.5

(1)
In 2017, we acquired the assets of certain ExxonMobil affiliates in Italy, Germany, Australia and New Zealand and completed five additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(2)
Operating expenses for 2017 includes goodwill and other impairments of $91.9 million and restructuring related charges of $59.6 million. Provision for income taxes for 2017 includes a $143.7 million expense related to the one-time transition tax on accumulated foreign earnings recorded as a result of the Tax Act.

(3)
In 2016, we acquired the assets of certain ExxonMobil affiliates in Canada and two airports in France on November 1st, and the U.K. and one airport in France on December 1st, as well as all of the outstanding stock of PAPCO, Inc. (“PAPCO”) and Associated Petroleum Products, Inc. (“APP”) on July 1st. We also completed six additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(4)	Certain prior period amounts have been revised to reflect the impact of adjustments made to our provision for income taxes.

(5)
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

(8)
Included in operating expenses are total non‑cash compensation costs associated with share‑based payment awards of $21.2 million for 2017, $19.3 million for 2016, $17.0 million for 2015, $15.8 million for 2014, and $16.7 million for 2013 and intangible amortization expense of $41.9 million for 2017, $39.7 million for 2016, $30.4 million for 2015, $27.0 million for 2014, and $22.6 million for 2013.

(9)
Included in non-operating income (expenses), net for 2014 is a gain of $18.1 million related to the sale of our crude oil joint venture interests. The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

(10)
In 2017, we repurchased 1.7 million shares of common stock for an aggregate value of $61.9 million. In 2016, we repurchased 1.0 million shares of common stock for an aggregate value of $41.2 million. In 2015, we repurchased 1.6 million shares of our common stock for an aggregate value of $70.5 million. In 2014, we repurchased 0.2 million shares of our common stock for an aggregate value of $10.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Item 6 – Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2017 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ materially from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”

Business Overview

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
The overall aviation market remains strong, reflecting healthy airline financial performance and strong overall demand. Our aviation segment has benefited from our increased logistics capability and expanded footprint from the acquisition of international aviation fueling operations from various ExxonMobil affiliates, which has facilitated our expansion into additional airport locations. The aviation segment has also benefited from increased sales to government customers, which include the U.S. Defense Logistics Agency, the North Atlantic Treaty Organization (NATO) and other government and military customers. Sales to government customers account for a material portion of our aviation segment's profitability. We expect our government-related activity to remain strong, although we believe the related profit contribution will decrease in 2018 as a result of compressed margins associated with contract renewals. Sales to government customers are driven by global events and military-related activities and can therefore significantly change from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities, primarily in the U.S. and U.K. Recently, our land segment has been negatively impacted by lower profitability from our supply and trading activities as a result of market conditions, specifically within the U.S., which we do not expect will improve in the near future. In addition, our operating results in the U.S. and U.K. in recent years have been adversely impacted by unseasonably warm winter weather conditions. In contrast, our land segment has benefited from sales to government customers and we expect such activity to remain strong in the near term. We are focused on realizing the synergies associated with our acquisitions, implementing a single common technology platform and driving greater leverage and ratability in our operating model.

Over the course of 2017, our marine segment was adversely impacted by the weak conditions within the global shipping and offshore oil exploration markets and as a result, our marine segment experienced lower overall volumes in our core resale business as compared to historical levels. We also experienced lower demand for our price risk management products as a result of low fuel prices and limited market volatility. Due to growing competitive pressures in maritime markets, including the prolonged decline of maritime shipping volumes along with lower demand for price risk management products and our decision to exit our marine business in certain international markets, we expect lower than previously anticipated sales and operating margins.

We continue to rationalize our operating model to gain efficiencies through various initiatives that are ongoing throughout the company, including moving to cloud-based solutions. Furthermore, during the fourth quarter, we began an enterprise-wide restructuring plan that is designed to streamline the organization, and reallocate resources to better align our organizational structure and costs with our strategy, ultimately to improve operating efficiencies. The restructuring program involves reviewing non-core businesses and investments, our organizational structure, and expected commercial opportunities in the markets we serve. We will also consider our existing technology platforms in connection with our ongoing enterprise resource planning platform upgrade, specifically with an aim to more fully integrate recent acquisitions and increase associated profit contribution. While these activities are ongoing, we expect the majority of these activities to be completed over the course of 2018.

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
In our aviation and land segments, we primarily purchase and resell fuel and other products, and we do not act as brokers. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and a percentage of card payment and processing revenue. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined primarily by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential bad debt.
Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.
The results of operations include the results of the fueling operations acquired from certain ExxonMobil affiliates in during 2017.
Selected financial information with respect to our business segments is provided in Note 13 to the accompanying consolidated financial statements included in this 2017 10‑K Report.
Results of Operations

2017 compared to 2016
Revenue. Our revenue for 2017 was $33.7 billion, an increase of $6.7 billion, or 24.7%, as compared to 2016. Our revenue during these periods was attributable to the following segments (in millions):

	2017	2016	$ Change
Aviation segment	$14,538.2	$10,914.4	$3,623.9
Land segment	10,958.0	8,918.8	2,039.1
Marine segment	8,199.3	7,182.5	1,016.7
Total	$33,695.5	$27,015.8	$6,679.7
Revenues in our aviation segment were $14.5 billion for the year ended 2017, an increase of $3.6 billion, or 33.2% as compared to 2016. The increase in aviation revenues was driven by higher average jet fuel prices per gallon sold during the year ended 2017, where the average price per gallon sold was $1.83, as compared to $1.53 in 2016. The overall increase in revenue was also driven by higher volumes from foreign military-related activity and our international fueling operations, where total volumes for the year ended 2017 were 7.9 billion gallons, an increase of 11.4%, as compared to 2016.
Revenues in our land segment were $11.0 billion for the year ended 2017, an increase of $2.0 billion, or 22.9%, as compared to 2016. The increase in land revenues primarily resulted from a higher average fuel price per gallon sold during the year ended 2017, where the average price per gallon sold was $1.84, as compared to $1.66 in 2016. The increase was also due to an increase in volumes from acquired businesses, where volumes for the year ended 2017 were 5.9 billion gallons, an increase of 10.7%, as compared to 2016.

Revenues in our marine segment were $8.2 billion for the year ended 2017, an increase of $1.0 billion, or 14.2%, as compared to 2016. The increase was driven primarily by a 34.8% increase in the average price per metric ton sold, to $308.88 for the year ended 2017, as compared to $229.2 in 2016. Volumes in our marine segment for the year ended 2017 were 26.5 million metric tons, a decrease of 4.8 million metric tons or 15.3%, as compared to 2016, driven principally by lower volumes in Asia.
Gross Profit. Our gross profit for 2017 was $932.2 million, an increase of $33.3 million, or 3.7%, as compared to 2016. Our gross profit was attributable to the following segments (in millions):

	2017	2016	$ Change
Aviation segment	$440.5	$401.0	$39.5
Land segment	365.8	348.5	17.3
Marine segment	126.0	149.5	(23.5)
Total	$932.2	$899.0	$33.3
Our aviation segment gross profit for the year ended 2017 was $440.5 million, an increase of $39.5 million, or 9.9%, as compared to 2016. The increase in aviation gross profit was due to increased activity from our government-related business, including certain spot government supply opportunities and increased volumes and profitability from our international fueling operations. These increases were partially offset by lower gross profit per gallon sold in our physical inventory business, as a result of unfavorable jet fuel price movements.
Our land segment gross profit for the year ended 2017 was $365.8 million, an increase of $17.3 million, or 5.0%, as compared to 2016. The increase in land segment gross profit was primarily driven by the benefit derived from recently acquired businesses, and were partially offset by continued lower profits from our supply and trading activities in North America.
Our marine segment gross profit for the year ended 2017 was $126.0 million, a decrease of $23.5 million, or 15.7%, as compared to 2016. Over the course of 2017, the marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry, lower overall volumes and profitability in our core resale business, primarily in the Asia Pacific region, and our decision to exit certain markets, combined with further declines in profits from the sale of price risk management products globally.
Operating Expenses. Total operating expenses for 2017 were $886.6 million, an increase of $176.5 million, or 24.9%, as compared to 2016. The following table sets forth our expense categories (in millions):

	2017	2016	$ Change
Compensation and employee benefits	$428.2	$413.3	$14.9
General and administrative	306.9	296.8	10.1
Goodwill and other impairments	91.9	—	91.9
Restructuring charges	59.6	—	59.6
Total	$886.6	$710.1	$176.5
The $14.9 million increase in compensation and employee benefits and the $10.1 million increase in general and administrative expenses was principally due to the inclusion of expenses of acquired businesses.
Goodwill and other impairments of $91.9 million were primarily attributable to the $72.3 million impairment of goodwill in our marine segment, $7.9 million associated with intangible assets, primarily customer relationships in both the marine and land segments, and certain impairments of property and equipment within our marine segment. The restructuring charges of $59.6 million were comprised primarily of costs associated with exiting two business activities, our railcar business and an underperforming capital-intensive distributor program.

Income (loss) from Operations. Our income from operations for 2017 was $45.6 million, a decrease of $143.3 million, or 75.9%, as compared to 2016. Income from operations during these periods was attributable to the following segments (in millions):

	2017	2016	$ Change
Aviation segment	$192.9	$160.5	$32.4
Land segment	(7.9)	70.8	(78.8)
Marine segment	(57.8)	30.2	(88.1)
	127.2	261.5	(134.4)
Corporate overhead - unallocated	81.6	72.7	8.9
Total	$45.6	$188.9	$(143.3)
Our income from operations, including unallocated corporate overhead, for the year ended 2017 was $45.6 million, a decrease of $143.3 million as compared to 2016. The decline was primarily attributable to our marine and land segments, specifically as a result of the impairment of goodwill, intangible assets and the restructuring charges recorded in 2017. In our marine segment, loss from operations for the year ended 2017 was $57.8 million, a decrease of $88.1 million as compared to 2016. Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. Limited fuel price volatility continued to result in decreased demand for our price risk management offerings. The lower fuel price environment resulted in lower overall unit margins in 2017 as compared to 2016. In our land segment, loss from operations for the year ended 2017 was $7.9 million, a decrease of $78.8 million as compared to 2016. Our land segment continued to be adversely impacted by lower profits from our supply and trading activities in North America, as well as increased acquisition-related costs that were directly attributable to our acquired businesses. The declines in our income from operations in our marine and land segments were partially offset by an increase in our aviation segment of $32.4 million, or 20.2%, where our aviation segment benefited from increased profitability from our government-related business, and increased volumes and profitability from our international fueling operations.
Non-Operating Expenses, net. We had non-operating expenses, net of $66.7 million and $46.7 million, for the year ended 2017 and 2016, respectively, driven principally by higher average borrowings, fees associated with our receivable purchase program and interest rates.
Income Taxes. For the year ended 2017, our effective income tax rate was (707.1)% and our income tax provision was $149.2 million, as compared to an effective income tax rate of 11.0% and an income tax provision of $15.7 million in 2016. The higher effective income tax rate for 2017, as compared to 2016, resulted principally from the effects of the Tax Act's $143.7 million one-time transition tax on historical accumulated foreign earnings. Without the one-time tax charge, the effective tax rate for 2017 would have been (25.9)%.
As a result of the Tax Act, we recorded an income tax charge of $157.4 million, payable over eight years, which includes the $143.7 million one-time transition tax. As we intend to use our U.S. net operating losses, we expect to only pay approximately $100.0 million over the eight-year period.

Net Loss and Diluted Earnings per Common Share. Our net loss for the year ended 2017 was $170.2 million as compared to net income of $126.5 million in 2016. Diluted loss per common share for the year ended 2017 was $2.50 per common share as compared to diluted earnings per common share of $1.81 in 2016.
2016 compared to 2015
Revenue. Our revenue for 2016 was $27.0 billion, a decrease of $3.4 billion, or 11.1%, as compared to 2015. Our revenue during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$10,914.4	$11,739.8	$(825.4)
Land segment	8,918.8	9,274.3	(355.5)
Marine segment	7,182.5	9,367.2	(2,184.7)
Total	$27,015.8	$30,381.4	$(3,365.6)

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
Revenues in our land segment were $8.9 billion for the year ended 2016, a decrease of $0.4 billion, or 3.8%, as compared to 2015. The decline in land revenues primarily resulted from a lower average fuel price per gallon sold during the year ended 2016, where the average price per gallon sold was $1.66, as compared to $1.88 in 2015.  The overall decline was partially offset by an increase in volumes from new customers and acquired businesses, where volumes for the year ended 2016 were 5.4 billion gallons, an increase of $433.2 million, or 8.8%, as compared to 2015.
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
Gross Profit. Our gross profit for 2016 was $899.0 million, an increase of $38.0 million, or 4.4%, as compared to 2015. Our gross profit during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$401.0	$361.9	$39.1
Land segment	348.5	309.5	39.0
Marine segment	149.5	189.6	(40.1)
Total	$899.0	$861.0	$38.0
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

Income from Operations. Our income from operations for 2016 was $188.9 million, a decrease of $56.8 million, or 23.1%, as compared to 2015. Income from operations during these periods was attributable to the following segments (in millions):

	2016	2015	$ Change
Aviation segment	$160.5	$132.2	$28.3
Land segment	70.8	101.4	(30.6)
Marine segment	30.2	73.0	(42.7)
	261.5	306.5	(45.0)
Corporate overhead - unallocated	72.7	60.9	11.8
Total	$188.9	$245.7	$(56.8)
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
Non-Operating Expenses, net. We had non-operating expenses, net of $46.7 million and $27.9 million, for the year ended 2016 and 2015, respectively. Increased debt costs of $8.8 million resulted from higher average borrowings in 2016 as compared to 2015. Also, in connection with the December 2016 bankruptcy filing of our former joint venture partner, we wrote off approximately $7.5 million of outstanding amounts owed to us, during the three months ended December 31, 2016. These expenses were offset by a $4.4 million positive change related to foreign currency exchange during 2016 as compared to 2015.
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
Liquidity and Capital Resources
Cash Flows
The following table reflects the major categories of cash flows for 2017, 2016 and 2015. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2017	2016	2015
Net cash provided by operating activities	$205.2	$205.2	$447.5
Net cash used in investing activities	(180.1)	(428.5)	(144.8)
Net cash provided by financing activities	(361.6)	340.9	(17.0)

2017 compared to 2016
Operating Activities. Net cash provided by operating activities was $205.2 million in each 2016 and 2017. Cash flows related to cash collateral with financial counterparties decreased $175.9 million as a result of reduced hedging activity. This change was offset by increased cash flows from net accounts receivable and accounts payable balances, which were $168.0 million higher primarily as a result of higher fuel prices during 2017, as compared to 2016. Operating cash flow impact of the year over year net income decrease of $296.7 million was primarily offset by increased income taxes payable and deferred income tax liabilities as a result of the Tax Act, including the one-time transition tax on accumulated foreign earnings recorded in 2017 and the non-cash operating expenses related to the goodwill and other impairment charges recorded in 2017.
Investing Activities. For 2017, net cash used in investing activities was $180.1 million as compared to $428.5 million for 2016. The $248.4 million decrease in cash used in investing activities was principally due to a decrease in the cash used for the acquisition of businesses in 2017 as compared to 2016.
Financing Activities. For 2017, net cash used in financing activities was $361.6 million as compared to $340.9 million net cash provided by financing activities for 2016. The $702.5 million change was principally due to a $684.7 million decrease in net borrowing under our credit facility in 2017 as compared to 2016. This reduction in borrowing was facilitated by the ability to use foreign cash without incurring additional U.S. tax costs as a result of the recently enacted Tax Act. Additionally, cash used for common stock repurchases increased $20.8 million in 2017 as compared to 2016.
2016 compared to 2015
Operating Activities. For 2016, net cash provided by operating activities was $205.2 million as compared to $447.5 million for 2015. The $242.2 million decrease in operating cash flows was primarily due to year-over-year changes in assets and liabilities, net of acquisitions. Cash flows from changes in inventory resulted in a cash use of $130.9 million in 2016 as compared to 2015, primarily as a result of additional inventory in support of overall volume increases, specifically in our aviation and land segments. Additionally, cash flows from net accounts receivable and accounts payable balances, decreased $86.9 million primarily to fund the working capital needs of the aviation fueling business acquired. In 2016, changes in short-term derivative assets provided cash of 163.7 million as compared to $81.5 million in 2015. This $82.3 million positive cash flow change was offset by a $43.3 million negative cash flow change in short-term derivative liabilities, reported within accrued expenses and other current liabilities, both of which primarily related to a decline in fuel prices.
Investing Activities. For 2016, net cash used in investing activities was $428.5 million as compared to $144.8 million for 2015. The $283.7 million increase in cash used in investing activities was principally due to a increase in the cash used for the acquisition of businesses in 2016 as compared to 2015.
Financing Activities. For 2016, net cash provided by financing activities was $340.9 million as compared to net cash used in financing activities of $17.0 million for 2015. The $357.9 million change was principally due to a $328.4 million increase in net borrowing under our credit facility in 2016 as compared to 2015.
Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2017 and 2016, we had cash and cash equivalents of $372.3 million and $698.6 million, respectively. Our primary uses of cash and cash equivalents are to make strategic investments, primarily acquisitions, and to purchase inventory. We are provided unsecured trade credit by nearly all of our suppliers for our fuel purchases; however, a small number of suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. As of December 31, 2017, our Credit Facility permitted us to borrow up to $1.26 billion, with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. We had outstanding borrowings under our Credit Facility totaling $60.0 million as of December 31, 2017 compared to $325.2 million as of December 31, 2016. Our issued letters of credit under the Credit Facility totaled $8.6 million as of December 31, 2017 compared to $8.3 million as of December 31, 2016. We also had $835.8 million in Term Loans outstanding as of December 31, 2017 compared to $840.0 million as of December 31, 2016. As of December 31, 2017, the unused portion of our Credit Facility was $1,191.4 million compared to $926.5 million, as of December 31, 2016. Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2017, the applicable margins for base rate loans and Eurodollar rate loans were 1.50% and 2.50%, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 0.25% as of December 31, 2017, and the unused portion of our Credit Facility is subject to commitment fees of 0.35% as of December 31, 2017.
On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to approximately $1.16 billion. The Credit Facility continues to have a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021.
Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Availability under our Credit Facility is principally limited by the ratio of adjusted total debt to adjusted EBITDA, as defined in the agreement, which limits the total amount of indebtedness we may incur to not more than 3.5 to 1. Accordingly, our availability under the Credit Facility may fluctuate from period to period.
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2017, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
Other Credit Lines and Receivables Purchase Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2017 and December 31, 2016, our outstanding letters of credit and bank guarantees under these credit lines totaled $272.0 million and $176.5 million, respectively. We also have Receivables Purchase Agreements (“RPAs”) that allow for the sale of our accounts receivable. We had sold accounts receivable of $377.3 million and $235.5 million under the RPAs, as of December 31, 2017 and 2016, respectively.
Short-Term Debt. As of December 31, 2017, our short-term debt of $25.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.
ERP. We previously committed to undertake a multi-year project designed to drive greater improvement in operating efficiencies and optimize scalability, particularly when integrating future acquisitions. We planned to accomplish this in part by a global design and deployment of an upgrade to our existing ERP platform. We made certain provider determinations and completed design phases of the upgrade, and the overall costs incurred to date have not been material. Our digital transformation is predicated on bringing agility to business teams and driving improved operational performance through technology solutions. In connection with our recently announced restructuring plan, the organizational structure will be assessed and the ultimate solutions deployed by us will be geared towards facilitating an optimized and collaborative workforce, coupled with an exceptional experience to our customers and suppliers. These restructuring activities may have a material impact on our timing and overall expected cost of the project. If we fail to successfully implement the upgrade to our existing ERP platform, or other technology platforms we decide upon, or should we experience material delays, or fail to properly manage the project, our ability to grow our business could be adversely affected. Estimating the expected expenditures related to these activities is highly complex and is subject to variables that can materially change our costs. Should the actual costs exceed our estimates, our liquidity and results of operations could be adversely affected.

We believe that our cash and cash equivalents as of December 31, 2017 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Contractual Obligations and Off‑Balance Sheet Arrangements
Our contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see Notes 8 and 9 in the notes to the consolidated financial statements in Item 15 of this 2017 10‑K Report.
Contractual Obligations
Debt and Interest Obligations. These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.
Other Obligations. These obligations primarily consist of deferred compensation arrangements.
Unrecognized Income Tax Liabilities. As of December 31, 2017, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $72.6 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
As of December 31, 2017, our contractual obligations were as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$1,011.0	$51.8	$147.2	$809.9	$2.0
Operating lease obligations	165.2	39.7	56.7	36.4	32.4
Employment agreement obligations	0.9	0.9	—	—	—
Derivatives obligations	64.2	57.6	6.7	—	—
Purchase commitment obligations	516.4	502.2	14.2	—	—
Other obligations	20.9	10.2	9.0	1.3	0.5
Total	$1,842.8	$719.9	$240.4	$847.6	$34.9
Additionally, we have certain purchase contracts, that run through 2026, under which we agreed to purchase annually between 1.72 million barrels and 2.00 million barrels of aviation fuel at future market prices.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.
As of December 31, 2017, we had issued letters of credit and bank guarantees totaling $280.6 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $44.6 million as of December 31, 2017.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2017 10‑K Report, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and related costs of sales, bad debt, goodwill and identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2017 10-K Report.
Accounts Receivable and Allowance for Bad Debt
Our accounts receivables credit terms are generally 30-60 days. Accounts receivable balances that are not paid within the terms of the sales agreement are generally subject to finance fees, based on the outstanding balance. Credit extension, monitoring and collection are performed for each of our business segments. Each business segment has a credit function that is responsible for establishing credit limits and approving limits above previously approved amounts, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off. Write-offs for the year ended December 31, 2017 did not have a material impact on our consolidated statement of operations.

We continuously monitor the composition of accounts receivable, collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified. Principally based on these factors, an internally derived risk-based reserve is established on a quarterly basis. In addition to a risk-based reserve, a specific reserve is established for certain customers, based on customer receivable balances, overall exposure, payment history, current and expected market conditions, business developments, and other factors that influence the likelihood of collectability.
Historical payment trends may not be an accurate indicator of current or future credit worthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for estimated credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2017 10‑K Report.
Inventories
Inventories are valued primarily using weighted average cost, and first-in first-out in certain limited locations, and are stated at the lower of average cost and net realizable value. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. Historically, these adjustments have not had a material impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

Business Combinations
We account for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. We calculate the fair value based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time, acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Goodwill and Identifiable Intangible Assets
Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.
Goodwill is evaluated for impairment at the reporting unit level and is initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Such events or circumstances could include a material adverse change in the markets where we operate, similar to the current conditions within the shipping and offshore markets, limited market volatility, which adversely impact our supply and trading activities, among others.
To determine whether goodwill is impaired, we would compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time, including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. Our estimates are considered supportable assumptions that we believe are reasonable based on information available to us at that time, and are based on a number of factors including industry experience, internal benchmarks and the economic environment. Our cash flow estimates are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions.
If our annual operating plan is not achieved or if there are other variations to our estimates and assumptions, particularly in the expected growth rates and profitability embedded in our cash flow projections or the discount rate used, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units. If we are required to impair all or a substantial amount of the goodwill attributable to one or more of our reporting units, our financial results of operations and financial condition could be adversely affected.
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
Revenue Recognition
We execute contracts with customers through a variety of methods including by executing a master supply or blanket sales agreement combined with a purchase order or delivery ticket, stand-alone contracts, or through spot transactions where fuel is delivered for immediate settlement. Our contracts primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Our contracts may contain fixed or variable pricing or some combination of those.
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Revenue from the sale of fuel is recognized when delivery is made to our customers and title has passed, the sales price is determinable and collectability is reasonably assured.

Our fuel sales are generated as a fuel reseller as well as from inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer.
Revenue from services, including energy procurement advisory services and international trip planning support, and transaction and payment management processing, are recognized over the contract period when services have been performed and we have the right to invoice for those services.
We record fuel sales and services on a gross basis as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.
Whether the services have been performed and when title and risk of loss passes to the customer are the factors we take into consideration in deciding when to recognize revenue. These factors are readily determinable and consistently applied throughout our business. Therefore, we generally have not needed to make material estimates or assumptions with respect to revenue recognition.

Income Taxes
On December 22, 2017, the U.S. President signed into law the Tax Act. This legislation will significantly change the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, GILTI, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax provisions. The legislation is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation.
Because of the complexity of the GILTI tax rules effective in 2018, we continue to evaluate this provision of the Tax Act and the application of ASC 740, Income Taxes. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future US GILTI inclusions as a current period expense when incurred (the "period cost method") or (2) factoring such amounts into our measurement of our deferred taxes (the "deferred method"). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income and our global structure to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and the impacts thereof. We are currently analyzing this provision and have not made any adjustment related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred tax on GILTI since a reasonable amount cannot be determined.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from those recorded as of December 31, 2017, possibly materially, due in part to changes in interpretations of the Tax Act, any legislative action to address questions that arise as a result of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any other updates to current tax estimates that may be required. In accordance with Staff Accounting Bulletin No. 118 regarding the application of ASC Topic 740, Income Taxes, we anticipate that we will finalize our provisional estimates and determine the impact of any potential deferred tax related to GILTI during the measurement period and will reflect any necessary changes to those estimates in subsequent periods. Any material revisions in our computations could adversely affect our financial condition, results of operations and cash flows.
Recent Accounting Pronouncements
Information regarding accounting standards adopted during 2017 is included in Note 1 to the accompanying consolidated financial statements included in this 2017 10‑K Report.
Recently Issued Accounting Standards
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. This ASU provides alternative methods of transition, a full retrospective and a modified retrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the period beginning January 1, 2018.

In preparation for adoption, we initially developed a cross-functional team and utilized a third-party service provider to assist us throughout our evaluation. In addition, we factored in the adoption into our ongoing enterprise resource planning platform upgrade, which we previously committed to perform.
We have completed our review of a representative sample of contracts across each of our revenue streams. Through this process, we have made determinations on how our revenue streams will be accounted for after adoption, concluding that we will have similar performance obligations and timing of revenue recognition under ASC 606, as compared to those prior to adoption.
As a result of completing these activities, we have prepared and made accessible internally our revenue recognition policy, which captures those decisions. We conducted an initial training that was distributed to our finance and accounting organization and we are in the process of training our commercial and operational teams on the relevant facets of our revenue recognition policy. We execute contracts with customers through a variety of methods including by executing a master supply or blanket sales agreement combined with a purchase order, stand-alone contracts, or through spot transactions where fuel is delivered for immediate settlement. An important aspect of adoption is the design of our contract management review process and its impact on the control environment. The ongoing training activities will also serve as a platform to communicate certain process changes associated with our contract review process.
We have selected the modified retrospective adoption approach, and there is no cumulative adjustment that would impact our financial statements materially. We anticipate certain disclosure changes, specifically as it relates to the financial statement line items where certain costs are recorded. Accordingly, the adoption of the new standard will not have a material impact on our financial statements after adoption.

Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This standard is effective at the beginning of our 2018 fiscal year. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. In August 2017, ASU 2017-12 was issued. The ASU is targeted at simplifying the application of hedge accounting and is effective at the beginning of our 2019 fiscal year. The amended guidance aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative and Financial Instruments Market Risk
We use commodity-based derivative contracts and financial instruments, when we deem it appropriate, to manage the risks associated with changes in the prices of fuel and fuel-related products, fluctuations in foreign currency exchange rates and interest rates, or to capture market opportunities. We utilize hedge accounting and formally designate certain of our derivative instruments as either cash flow or fair value hedges. Derivative instruments that are not designated are considered non-designated hedges and are designed to achieve an economic offset of the underlying price risk exposure. Financial instruments and positions affecting our financial statements are described below and are held primarily for hedging purposes. As a result, any changes in income associated with our derivatives contracts are substantially offset by corresponding changes in the value of the underlying risk being mitigated.
Commodity Price Risk
Our commercial business segments use derivative instruments, primarily futures, forward, swap, and option contracts, in various markets to manage price risk inherent in the purchase and sale of fuel. Certain of these derivative instruments are utilized to mitigate the risk of price volatility in forecasted transactions in a cash flow hedge relationship, and to mitigate the risk of changes in the price of our inventory in a fair value hedge relationship. In addition, we use derivatives as economic hedges or to optimize the value of our fuel inventory to capitalize on anticipated market opportunities. As of December 31, 2017, and December 31, 2016, the notional and fair market values of our commodity-based derivative instruments position were as follows (in millions, except weighted average contract price):

Commodity Contracts (In millions of BBL)			As of December, 31 2017			As of December, 31 2016
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2017	—	$—	$—	(3.2)	$68.459	$(10.7)
		2018	(4.2)	77.808	(41.0)	(1.0)	69.559	(5.0)

					(41.0)			(15.7)

Non-designated hedge	Commodity contracts	2017	—	—	—	0.1	54.660	13.9
		2018	(3.0)	31.774	15.9	0.2	62.461	5.5
		2019	(1.3)	13.847	3.1	—	71.250	0.7
		2020	(0.7)	11.149	1.5	—	17.080	0.6
		2021	(0.1)	2.135	—	—	4.340	0.1
		Thereafter	(0.2)	1.206	0.1	—	—	—
					20.7			20.8
Total commodity derivative contracts					$(20.3)			$5.1
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2017 would have a material impact on our income from operations.

The foreign currency denominated notionals and fair values in U.S. dollars of our exposures from our foreign currency exchange derivatives at December 31, 2017 were primarily related to the following (in millions, except weighted average contract price):

As of December, 31 2017
Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2018	CAD	(60.0)	1.252	$0.4
2018	CLP	(2,427.2)	631.619	(0.1)
2018	DKK	(41.5)	6.290	(0.1)
2018	EUR	(65.6)	1.182	(1.5)
2018	GBP	(4.3)	1.328	(0.5)
2018	KRW	(3,073.3)	1,136.582	(0.2)
2018	MXN	(684.3)	19.109	1.6
2018	NOK	(55.6)	8.030	0.5
2018	PLN	(8.6)	3.626	(0.1)
2019	EUR	(2.5)	1.143	(0.2)
Total foreign currency exchange derivative contracts				$(0.2)
The total fair value of these contracts at December 31, 2017 is $0.2 million, and will be settled in 2019. At December 31, 2016, the fair value of our foreign currency exchange derivatives was $9.6 million, the majority of which settled in 2017. Refer to Note 4 for additional details.
Interest Rate
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2017, the applicable margins for base rate loans and Eurodollar rate loans were 1.50% and 2.50%, respectively. As of December 31, 2017, we had outstanding borrowings under our Credit Facility totaling $60.0 million and $835.8 million in Term Loans. As of December 31, 2017, the aggregate outstanding balance of our capital lease obligations was $10.4 million which bear interest at annual rates ranging from 3.0% to 6.3%. Our remaining outstanding debt of $4.0 million as of December 31, 2017 primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts throughout 2018 and bear interest at annual rates ranging from 3.5% to 8.6%.The weighted average interest rate on our short‑term debt was 2.7% as of December 31, 2017. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $9.0 million change in interest expense during the next twelve months.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2018, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2017 10‑K Report.
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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2017.
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
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (“2018 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2017 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm	49

	(ii)	Consolidated Balance Sheets	51

	(iii)	Consolidated Statements of Income and Comprehensive Income	52

	(iv)	Consolidated Statements of Shareholders’ Equity	53

	(v)	Consolidated Statements of Cash Flows	54

	(vi)	Notes to the Consolidated Financial Statements	56

(a)(2)
Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2017 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein to Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein to Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
10.1
Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.2
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.3
Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *

10.4
Amendment No. 3, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on April 11, 2014). *

10.5
Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein to Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *

10.6
World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017). *

10.7	2006 Omnibus Plan (incorporated by reference herein to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2009). *
10.8	2016 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.9
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan and 2016 Omnibus Plan (incorporated by reference herein to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.10	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan. *
10.11
Form of Named Executive Officer Long-Term Incentive Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on July 30, 2015). *

10.12	Form of Named Executive Officer 2017 Performance-Based Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan. *
10.13	Form of Named Executive Officer 2017 Performance-Based Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan. *
10.14	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan. *
10.15
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.16
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 Omnibus Plan and 2016 Omnibus Plan (incorporated by reference herein to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017). *

10.17	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan. *
10.18
Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014). *

10.19
Form of Michael J. Kasbar and Ira M. Birns 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017). *

10.20
Form of Michael J. Crosby and John P. Rau 2015 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017). *

Exhibit No.	Description
10.21	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan. *
10.22
Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017). *

10.23
Form of John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017). *

10.24	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan. *
10.25	Performance-Based Restricted Stock Unit Grant Agreement, dated as of November 10, 2017, between World Fuel Services Corporation and Jeffrey P. Smith. *
10.26
Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013). *

10.27
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).

10.28
Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).

10.29
Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017).

10.30
Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders.

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101
The following materials from World Fuel Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Certified Public Accountants
Miami, Florida
February 28, 2018

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	As of December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$372.3	$698.6
Accounts receivable, net	2,705.6	2,344.0
Inventories	505.0	458.0
Prepaid expenses	64.4	46.5
Short-term derivative assets, net	51.1	58.9
Other current assets	241.9	230.6
Total current assets	3,940.4	3,836.6
Property and equipment, net	329.8	311.2
Goodwill	845.5	835.8
Identifiable intangible and other non-current assets	472.1	429.1
Total assets	$5,587.8	$5,412.6
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$25.6	$15.4
Accounts payable	2,239.7	1,770.4
Customer deposits	108.3	90.8
Accrued expenses and other current liabilities	344.9	306.0
Total current liabilities	2,718.6	2,182.7
Long-term debt	884.6	1,170.8
Non-current income tax liabilities, net	202.4	84.6
Other long-term liabilities	44.2	34.5
Total liabilities	3,849.8	3,472.6
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.7 and 69.9 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	0.7	0.7
Capital in excess of par value	354.9	399.9
Retained earnings	1,492.8	1,679.3
Accumulated other comprehensive loss	(126.5)	(154.8)
Total World Fuel shareholders' equity	1,721.9	1,925.0
Noncontrolling interest	16.0	15.0
Total equity	1,738.0	1,940.0
Total liabilities and equity	$5,587.8	$5,412.6
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year ended December 31,
	2017	2016	2015
Revenue	$33,695.5	$27,015.8	$30,381.4
Cost of revenue	32,763.3	26,116.8	29,520.4
Gross profit	932.2	899.0	861.0
Operating expenses:
Compensation and employee benefits	428.2	413.3	365.8
General and administrative	306.9	296.8	249.5
Goodwill and other impairments	91.9	—	—
Restructuring charges	59.6	—	—
	886.6	710.1	615.3
Income from operations	45.6	188.9	245.7
Non-operating expenses, net:
Interest expense and other financing costs, net	(60.3)	(39.2)	(29.9)
Other income (expense), net	(6.4)	(7.5)	2.0
	(66.7)	(46.7)	(27.9)
Income (loss) before income taxes	(21.1)	142.1	217.7
Provision for income taxes	149.2	15.7	47.2
Net income (loss) including noncontrolling interest	(170.3)	126.4	170.5
Net income (loss) attributable to noncontrolling interest	(0.1)	—	(3.9)
Net income (loss) attributable to World Fuel	$(170.2)	$126.5	$174.5
Basic earnings (loss) per common share	$(2.50)	$1.82	$2.49
Basic weighted average common shares	68.1	69.3	70.2
Diluted earnings (loss) per common share	$(2.50)	$1.81	$2.47
Diluted weighted average common shares	68.1	69.8	70.7
Comprehensive income:
Net income (loss) including noncontrolling interest	$(170.3)	$126.4	$170.5
Other comprehensive income (loss):
Foreign currency translation adjustments	30.1	(40.4)	(45.4)
Cash Flow hedges, net of income tax benefit of $0.3, $4.1, and $0.5 for 2017, 2016, and 2015, respectively	(0.3)	(6.6)	(0.8)
Other comprehensive income (loss):	29.8	(47.0)	(46.2)
Comprehensive income (loss) including noncontrolling interest	(140.5)	79.5	124.3
Comprehensive income (loss) attributable to noncontrolling interest	1.5	1.6	(2.2)
Comprehensive income (loss) attributable to World Fuel	$(142.0)	$77.9	$126.4
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Total World Fuel Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount		Retained Earnings				Total Equity
Balance as of December 31, 2014	72.1	$0.7	$496.4	$1,412.0	$(59.2)	$1,849.9	$9.5	$1,859.4
Net income	—	—	—	174.5	—	174.5	(3.9)	170.5
Cash dividends declared	—	—	—	(16.8)	—	(16.8)	—	(16.8)
Investment by noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Amortization of share-based payment awards	—	—	16.9	—	—	16.9	—	16.9
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(7.3)	—	—	(7.3)	—	(7.3)
Purchases of common stock	(1.6)	—	(70.5)	—	—	(70.5)	—	(70.5)
Other comprehensive income (loss)	—	—	—		(50.3)	(50.3)	4.0	(46.2)
Other	—	—	(0.1)	(0.3)	—	(0.4)	0.1	(0.3)
Balance as of December 31, 2015	70.8	0.7	435.3	1,569.4	(109.5)	1,895.9	10.0	1,905.9
Net income	—	—	—	126.5	—	126.5	—	126.4
Cash dividends declared	—	—	—	(16.6)	—	(16.6)	—	(16.6)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of share-based payment awards	—	—	19.7	—	—	19.7	—	19.7
Issuance (cancellation) of common stock related to share-based payment awards including income tax benefit of $1.6 million	0.1	—	1.6	—	—	1.6	—	1.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(1.0)	—	(41.2)	—	—	(41.2)	—	(41.2)
Acquisition of remaining 49% equity interest	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive income (loss)	—	—	—	—	(45.4)	(45.4)	(1.6)	(47.0)
Other	—	—	(0.1)	—	—	(0.1)	—	—
Balance as of December 31, 2016	69.9	0.7	399.9	1,679.3	(154.8)	1,925.0	15.0	1,940.0
Net income	—	—	—	(170.2)	—	(170.2)	(0.1)	(170.3)
Cash dividends declared	—	—	—	(16.3)	—	(16.3)	—	(16.3)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	21.3	—	—	21.3	—	21.3
Issuance (cancellation) of common stock related to share-based payment awards	(0.4)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.3)	—	—	(4.3)	—	(4.3)
Purchases of common stock	(1.7)	—	(61.9)	—	—	(61.9)	—	(61.9)
Other comprehensive income (loss)	—	—	—	—	28.3	28.3	1.5	29.8
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(170.3)	$126.4	$170.5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	86.0	82.3	65.5
Provision for bad debt	9.3	15.4	7.5
Share-based payment award compensation costs	21.2	19.2	17.0
Deferred income tax provision (benefit)	13.9	(36.0)	5.3
Goodwill and other impairments	91.9	—	—
Restructuring charges	25.7	—	—
Foreign currency losses (gains), net	(0.6)	(11.8)	(7.3)
Other	(1.2)	(7.5)	(5.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(366.6)	(506.8)	485.0
Inventories	(43.9)	(49.5)	81.4
Prepaid expenses	(19.7)	7.7	10.8
Short-term derivative assets, net	(0.2)	163.7	81.5
Other current assets	(13.9)	(20.4)	34.0
Cash collateral with financial counterparties	(26.7)	149.2	133.3
Other non-current assets	(30.3)	4.4	(1.9)
Accounts payable	451.2	423.4	(481.5)
Customer deposits	13.4	(26.3)	(17.5)
Accrued expenses and other current liabilities	77.7	(121.9)	(141.9)
Non-current income tax, net and other long-term liabilities	88.4	(6.4)	11.0
Total adjustments	375.5	78.8	276.9
Net cash provided by operating activities	205.2	205.2	447.5
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired and other investments	(120.7)	(430.8)	(96.9)
Capital expenditures	(54.0)	(36.1)	(51.0)
Other investing activities, net	(5.4)	38.4	3.2
Net cash used in investing activities	(180.1)	(428.5)	(144.8)
Cash flows from financing activities:
Borrowings of debt	4,472.7	4,688.0	4,831.2
Repayments of debt	(4,749.7)	(4,280.3)	(4,752.0)
Dividends paid on common stock	(16.3)	(16.6)	(15.3)
Purchases of common stock	(61.9)	(41.2)	(70.5)
Other financing activities, net	(6.3)	(9.0)	(10.5)
Net cash provided by (used in) financing activities	(361.6)	340.9	(17.0)
Effect of exchange rate changes on cash and cash equivalents	10.3	(1.5)	(5.5)
Net increase (decrease) in cash and cash equivalents	(326.2)	116.1	280.2
Cash and cash equivalents, as of beginning of period	698.6	582.5	302.3
Cash and cash equivalents, as of end of period	$372.3	$698.6	$582.5
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$64.9	$40.7	$33.1
Income taxes	$50.8	$37.5	$44.0
Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $4.0 million and $4.1 million as of December 31, 2017 and December 31, 2016, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2017 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
A. Basis of Presentation
The consolidated financial statements and related notes include our parent company and all wholly‑owned and majority‑owned subsidiaries and joint ventures where we exercise control. Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year-end is as of and for the year ended December 31 for each year presented. All transactions among our businesses have been eliminated.
For additional information pertaining to our acquisitions, refer to Note 3.
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. New Accounting Standards
Adoption of New Accounting Standards
Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, Accounting Standards Update (“ASU”) 2017-04 was issued, which simplifies the accounting for goodwill impairment by eliminating the requirement to perform a hypothetical purchase price allocation. As a result, an entity should recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We have early adopted ASU 2017-04 and applied the new guidance for our goodwill impairment tests that were performed during the fourth quarter.

Accounting Standards Issued But Not Yet Adopted
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. This ASU provides alternative methods of transition, a full retrospective and a modified retrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the period beginning January 1, 2018.

In preparation for adoption, we initially developed a cross-functional team and utilized a third-party service provider to assist us throughout our evaluation. In addition, we factored in the adoption into our ongoing enterprise resource planning platform upgrade, which we previously committed to perform.

We have completed our review of a representative sample of contracts across each of our revenue streams. Through this process, we have made determinations on how our revenue streams will be accounted for after adoption, concluding that we will have similar performance obligations and timing of revenue recognition under ASC 606, as compared to those prior to adoption.
As a result of completing these activities, we have prepared and made accessible internally our revenue recognition policy, which captures those decisions. We conducted an initial training that was distributed to our finance and accounting organization and we continue to train our commercial and operational teams on the relevant facets of our revenue recognition policy. We identified and implemented appropriate changes to our business processes and controls to support our revenue recognition and associated disclosure requirements under the new standard. An important aspect of adoption is the design of our contract management review process and its impact on the control environment. The ongoing training activities will also serve as a platform to communicate certain process changes associated with our contract review process.
We have selected the modified retrospective adoption approach, and the cumulative adjustment did not have a material impact on our financial statements. We anticipate certain disclosure changes, specifically as it relates to the financial statement line items where certain costs are recorded. Accordingly, the adoption of the new standard will not have a material impact on our financial statements after adoption.

Leases (Topic 842): Leases. In February 2016, ASU 2016-02 was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This standard is effective at the beginning of our 2018 fiscal year. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. In August 2017, ASU 2017-12 was issued. The ASU is targeted at simplifying the application of hedge accounting and is effective at the beginning of our 2019 fiscal year. The amended guidance aims at aligning the recognition and presentation of the effects of hedge instruments and hedge items. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

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

E. Accounts Receivable and Allowance for Bad Debt
Our accounts receivables credit terms are generally 30-60 days. Accounts receivable balances that are not paid within the terms of the sales agreement are generally subject to finance fees, based on the outstanding balance. Credit extension, monitoring and collection are performed for each of our business segments. Each business segment has a credit function that is responsible for establishing credit limits and approving limits above previously approved amounts, and managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. We extend credit on an unsecured basis to most of our customers. Accounts receivable are deemed past due based on contractual terms agreed to with our customers. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off. Write-offs for the year ended December 31, 2017 did not have a material impact on our consolidated statement of operations.

We continuously monitor the composition of accounts receivable, collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience with our customers, current market and industry conditions affecting our customers and any specific customer collection issues that we have identified. Principally based on these factors, an internally derived risk-based reserve is established on a quarterly basis. In addition to a risk-based reserve, a specific reserve is established for certain customers, based on customer receivable balances, overall exposure, payment history, current and expected market conditions, business developments, and other factors that influence the likelihood of collectability.
Historical payment trends may not be an accurate indicator of current or future credit worthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for estimated credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected.
F. Inventories
Inventories are valued primarily using weighted average cost, and first-in first-out in certain limited locations, and are stated at the lower of average cost or net realizable value. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. Historically these adjustments have not had a material impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
G. Business Combinations
We account for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. We calculate the fair value based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

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
Level 3 Inputs - Inputs that are unobservable.
Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the event or change in circumstance caused the transfer to occur. There were no significant changes to our valuation techniques during 2017 and 2016. For additional information pertaining to our fair value measurements, see Note 12.
I. Derivatives
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in aviation, land and marine fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk due to changes in foreign currency exchange rates. While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. At the inception and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk.
Our derivative contracts are recognized at their estimated fair market value in accordance with the accounting guidance for fair value measurements. The fair value of our derivatives is derived using observable and certain unobservable inputs, such as basis differentials, which are based on the difference between the historical prices of our prior transactions and the underlying observable data. Measurement of the fair value of our derivatives also requires the assessment of certain risks related to non-performance, which requires a significant amount of judgment. The effect on our income before income taxes of a 10% change in the model input for non-performance risk would not be material to our consolidated statements of operations.
If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. For our cash flow hedges, the effective portion of the changes in the fair market value of the hedging instrument is initially recognized as a component of other comprehensive income and subsequently reclassified into the same line item as the underlying forecasted transaction when both are settled or deemed probable of not occurring. The ineffective portion of the changes in the estimated fair market value of the hedging instrument is recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. For more information on our derivatives, see Note 4.
J. Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily by using the straight‑line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long‑lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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
Goodwill is evaluated for impairment at the reporting unit level and is initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Such events or circumstances could include a material adverse change in the markets where we operate, similar to the current conditions within the shipping and offshore markets, limited market volatility, which adversely impact our supply and trading activities, among others.
To determine whether goodwill is impaired, we would compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time, including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. Our estimates are considered supportable assumptions that we believe are reasonable based on information available to us at that time, and are based on a number of factors including industry experience, internal benchmarks, and the economic environment. Our cash flow estimates are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions.
If our annual operating plan is not achieved or if there are other variations to our estimates and assumptions, particularly in the expected growth rates and profitability embedded in our cash flow projections or the discount rate used, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units. If we are required to impair all or a substantial amount of the goodwill attributable to one or more of our reporting units, our financial results of operations and financial condition could be adversely affected.
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
For information pertaining to our 2017 impairment assessment, see Note 7, Goodwill and Identifiable Intangible Assets.
L. Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50% of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2017 and 2016, we had other investments of $70.9 million and $67.2 million, respectively, which are included within identifiable intangible and other non‑current assets. In 2017, we recorded a $9.0 million other-than-temporary impairment charge for two underperforming investments in the land segment, which is included in goodwill and other impairment on our consolidated statements of income and comprehensive income.

M. Revenue Recognition
We execute contracts with customers through a variety of methods including by executing a master supply or blanket sales agreement combined with a purchase order or delivery ticket, stand-alone contracts, or through spot transactions where fuel is delivered for immediate settlement. Our contracts primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Our contracts may contain fixed or variable pricing or some combination of those.
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Revenue from the sale of fuel is recognized when delivery is made to our customers and title has passed, the sales price is determinable, and collectability is reasonably assured.
Our fuel sales are generated as a fuel reseller as well as from inventory supply. When acting as a fuel reseller, we generally purchase fuel from the supplier, and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer.
Revenue from services, including energy procurement advisory services and international trip planning support, and transaction and payment management processing, are recognized over the contract period when services have been performed and we have the right to invoice for those services.
We record fuel sales and services on a gross basis as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement.
Whether the services have been performed and when title and risk of loss passes to the customer are the factors we take into consideration in deciding when to recognize revenue. These factors are readily determinable and consistently applied throughout our business. Therefore, we generally have not needed to make material estimates or assumptions with respect to revenue recognition.

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

The remaining carrying value of our deferred tax assets, after recording the valuation allowance on our deferred tax assets, is based on our present belief that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets. The amount of the remaining deferred tax assets considered recoverable could be adjusted if our estimates of future taxable income during the carryforward period change favorably or unfavorably. To the extent we believe that it is more likely than not that some or all of the remaining deferred tax assets will not be realized, we must establish a valuation allowance against those deferred tax assets, resulting in additional income tax expense in the period such determination is made. To the extent a valuation allowance currently exists, we will continue to monitor all positive and negative evidence until we believe it is more likely than not that it is no longer necessary, resulting in an income tax benefit in the period such determination is made.

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
Q. Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include restricted stock subject to forfeitable dividends, non‑vested RSUs and SSAR Awards. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2017	2016	2015
Numerator:
Net income (loss) attributable to World Fuel	$(170.2)	$126.5	$174.5
Denominator:
Weighted average common shares for basic earnings per common share	68.1	69.3	70.2
Effect of dilutive securities	—	0.5	0.5
Weighted average common shares for diluted earnings per common share	68.1	69.8	70.7
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.4	1.3	1.0
Basic earnings (loss) per common share	$(2.50)	$1.82	$2.49
Diluted earnings (loss) per common share	$(2.50)	$1.81	$2.47

2. Accounts Receivable
We had accounts receivable of $2.7 billion and $2.3 billion, net of an allowance for bad debt of $27.8 million and $24.9 million, as of December 31, 2017 and 2016, respectively. Accounts receivable are written-off when it becomes apparent based upon customer circumstances that such amounts will not be collected.
We have Receivables Purchase Agreements (“RPAs”) with Wells Fargo and Citibank, that allows for the sale of our accounts receivable, in an amount equal to either 90% or 100%, depending on the customer, of total balance, less a discount margin equivalent to LIBOR plus 1% to 3% and certain other fees, as applicable. Receivables sold under the RPAs are excluded from accounts receivable, net on the accompanying consolidated balance sheet. Under the terms of the RPAs, we retain a beneficial interest in certain of the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheet. Fees and interest paid under the RPAs is recorded within "Interest expense and other financing costs, net" in the Consolidated Statements of Comprehensive Income.

We had sold accounts receivable of $377.3 million and $235.5 million under the RPAs, as of December 31, 2017 and 2016, respectively. In addition, we have a $15.9 million and $11.4 million retained beneficial interest in the transferred receivables as of December 31, 2017 and 2016, respectively. The fees and interest paid under the RPA were $12.4 million, $4.8 million, and $2.8 million, for 2017, 2016 and 2015, respectively. Under the RPAs, we sold $6.1 billion and $3.0 billion of accounts receivable during 2017 and 2016, respectively and collected $5.9 billion and $2.9 billion of accounts receivables during 2017 and 2016, respectively.

The following table sets forth activities in our allowance for bad debt (in millions):

	2017	2016	2015
Balance as of beginning of period	$24.9	$25.0	$25.7
Charges to provision for bad debt	9.3	15.4	7.5
Write-off of uncollectible accounts receivable	(8.7)	(15.9)	(8.3)
Recoveries of bad debt	2.0	0.3	0.5
Translation Adjustments	0.3	0.2	(0.4)
Balance as of end of period	$27.8	$24.9	$25.0

3. Acquisitions and Divestitures
2017 Acquisitions

During the first quarter of 2017, we completed the acquisition of certain aviation fueling operations in Italy, Germany, Australia and New Zealand associated with the ExxonMobil transaction, further described below. We also completed five acquisitions during 2017 which were not material individually or in the aggregate.

The following table summarizes the aggregate consideration paid for acquisitions during 2017 and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. We are in the process of finalizing the valuations of certain intangible assets; thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date.

(In millions)
Cash paid for acquisition of businesses, net of cash acquired	$108.2
Cash and cash equivalents	4.5
Amounts due to sellers	0.7
Non-monetary consideration	4.2
Estimated purchase price	$117.6

Assets acquired:
Cash and cash equivalents	$4.5
Property and equipment	10.6
Goodwill and identifiable intangible assets	105.2
Other current and long-term assets	10.2

Liabilities assumed:
Accrued expenses and other current liabilities	(3.7)
Long-term liabilities and deferred tax liabilities	(9.1)
Estimated purchase price	$117.6

In connection with the 2017 acquisitions, we recorded goodwill of $63.5 million, of which $29.5 million is anticipated to be deductible for tax purposes. The goodwill, of which $51.3 million and $12.2 million is assigned to the aviation segment and land segment, respectively, is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations of the acquired businesses with the operations of World Fuel Services' aviation and land segments. The identifiable intangible assets consist of $41.7 million of customer relationships with weighted average lives of 8.0 years.

The financial position, results of operations and cash flows of the 2017 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a material impact on our consolidated revenue and net income for 2017. Accordingly, pro forma information for the 2017 acquisitions has not been provided as the impact is not material.
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

In addition to the above acquisitions, we completed six acquisitions in our land segment in 2016 which were not material individually or in the aggregate.
The following table summarizes the aggregate consideration paid for the 2016 acquisitions and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date. The purchase price allocation for the 2016 acquisitions is as follows:

(In millions)
Cash paid for acquisition of businesses, net of cash acquired	$424.3
Cash acquired	2.6
Amounts due to sellers	20.0
Purchase price	$446.9

Assets acquired:
Cash and cash equivalents	$2.6
Accounts and notes receivable	62.8
Inventories	39.0
Property and equipment	100.3
Goodwill and identifiable intangible assets	291.9
Other current and long-term assets	14.8

Liabilities assumed:
Accrued expenses and other current liabilities	(61.0)
Non-current income tax liabilities and other long term liabilities	(3.5)
Purchase price	$446.9

In connection with the 2016 acquisitions, we recorded goodwill of $173.3 million of which $133.4 million is anticipated to be deductible for tax purposes. The goodwill, of which $95.6 million and $77.7 million is assigned to the aviation segment and land segment, respectively, is attributable primarily to the expected synergies and other benefits that we believe will result from combining the operations of the acquired businesses with the operations of World Fuel Services' land and aviation segments. The identifiable intangible assets consisted of $105.1 million of customer relationships and $3.9 million of other identifiable intangible assets with weighted average lives of 5.6 years and 2.1 years, respectively, as well as $9.5 million of indefinite-lived trademark/trade name rights.
The following presents the unaudited pro forma results for 2016 and 2015 as if 2016 and 2015 acquisitions had been completed on January 1, 2015:

	2016	2015
	(pro forma)	(pro forma)
Revenue	$27,925.0	$32,604.4
Net income attributable to World Fuel	$146.1	$202.0

Earnings per common share:
Basic	$2.11	$2.88
Diluted	$2.09	$2.86

The financial position, results of operations and cash flows of the 2016 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a material impact on our revenue and net income for the year ended December 31, 2016.

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
Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in the form of swap or futures contracts as well as certain forward fixed price purchase and sale contracts, and for portfolio optimization. In addition, non-designated derivatives are held to hedge the risk of currency rate fluctuations.
The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Balance Sheet Location	2017	2016	2017	2016
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$0.4	$2.2	$0.5	$5.4
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	2.3	86.0	43.1	93.5
	Other long-term liabilities	—	5.1	—	10.1
Total derivatives designated as hedging instruments		$2.7	$93.3	$43.6	$108.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$191.4	$160.3	$123.3	$86.7
	Identifiable intangible and other non-current assets	18.2	17.1	5.2	6.2
	Accrued expenses and other current liabilities	86.1	52.5	138.2	112.2
	Other long-term liabilities	5.2	8.1	13.5	12.1
		$300.9	$238.0	$280.2	$217.2

Foreign currency contracts	Short-term derivative assets, net	$4.5	$13.5	$2.8	$3.4
	Identifiable intangible and other non-current assets	—	0.9	—	0.1
	Accrued expenses and other current liabilities	3.9	1.6	5.7	2.8
	Other long-term liabilities	—		0.2
		$8.5	$16.0	$8.7	$6.4
Total derivatives not designated as hedging instruments		$309.4	$253.9	$288.9	$223.6

Total derivatives		$312.0	$347.2	$332.5	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 12.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of December 31, 2017 (in millions):

	As of December 31,
Derivative Instruments	Units	2017
Commodity contracts
Buy / Long	BBL	66.5
Sell / Short	BBL	(75.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(255.8)
Buy U.S. dollar, sell other currencies	USD	485.5
For additional information about our use of derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The following table presents the effect and financial statement location of our derivative instruments and related hedged items in fair value hedging relationships on our consolidated statements of income and comprehensive income (in millions):

Realized and Unrealized Gain (Loss)		For the Year Ended			Realized and Unrealized Gain (Loss)		For the Year Ended
		December 31,					December 31,
Derivative Instruments	Location	2017	2016	2015	Hedged Items	Location	2017	2016	2015
Commodity contracts					Inventories
	Revenue	$—	$—	$49.3		Revenue	$—	$—	$—
	Cost of revenue	(35.7)	(25.3)	37.5		Cost of revenue	13.0	10.8	(70.7)
Total gain (loss)		$(35.7)	$(25.3)	$86.8	Total gain (loss)		$13.0	$10.8	$(70.7)

We recognized net losses in income representing hedge ineffectiveness of $22.7 million and $14.5 million for the years ended December 31, 2017 and 2016, respectively, and net gains of $16.1 million for the year ended December 31, 2015. There were no gains or losses for the year ended December 31, 2017, 2016 and 2015 that were excluded from the assessment of the effectiveness of our fair value hedges.
The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income and consolidated statements of income and comprehensive income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended
	December 31,				December 31,
Derivative Instruments	2017	2016	2015	Location	2017	2016	2015
Commodity contracts	$(7.8)	$(145.8)	$106.5	Revenue	$(41.3)	$18.1	$7.2
Commodity contracts	(0.1)	178.1	(105.4)	Cost of revenue	33.7	20.8	(5.3)
Total gain (loss)	$(7.9)	$32.3	$1.0	Total gain (loss)	$(7.6)	$38.8	$1.8

Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the Year Ended
	December 31,
Location	2017	2016	2015
Revenue	$0.7	$(13.7)	$28.6
Cost of revenue	(15.4)	9.4	(17.8)
Total gain (loss)	$(14.8)	$(4.4)	$10.8

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
The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Year Ended
		December 31,
Derivative Instruments - Non-designated	Location	2017	2016	2015
Commodity contracts
	Revenue	$(0.5)	$29.7	$171.7
	Cost of revenue	62.3	(31.6)	(139.0)
		$61.8	$(1.9)	$32.7
Foreign currency contracts
	Revenue	$(3.2)	$10.0	$4.1
	Other (expense) income, net	(7.8)	(0.8)	9.5
		$(11.0)	$9.2	$13.6
Total gain		$50.8	$7.3	$46.3

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of December 31,
	2017	2016
Net derivative liability positions with credit contingent features	$11.8	$15.2
Maximum potential collateral requirements	$11.8	$15.2

At December 31, 2017 and 2016, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Restructuring Charges
During the fourth quarter of 2017, we began an enterprise-wide restructuring plan that is designed to streamline the organization, and reallocate resources to better align our organizational structure and costs with our strategy. While these activities are ongoing, we expect the majority of these activities to be completed over the course of 2018, and based on activities being reviewed, we cannot reasonably estimate the ultimate cost that will be incurred. Specifically, as the restructuring plan involves reviewing non-core businesses and assets, our organizational structure, and expected commercial opportunities in the markets we serve. We will also consider our existing technology platforms, specifically with an aim to more fully integrate recent acquisitions and increase associated profit contribution.
During the fourth quarter, we incurred $59.6 million in restructuring charges, comprised primarily of costs associated with exiting certain business lines, including completely exiting the railcar business, exiting a low return capital-intensive distributor program within the land segment, approximately $26.0 million non-cash impairment charge related to notes due from certain of those preferred distributors and employee and facility-related costs. As of December 31, 2017, approximately $32.0 million of total restructuring charges is included in accrued expenses and other current liabilities on our consolidated balance sheet.
A summary of the restructuring charges we recorded by segment, are as follows:

	Aviation	Land	Marine	Corporate	Consolidated
Business line exit costs	$—	$50.3	$—	$—	$50.3
Employee and facility-related	0.9	2.1	1.4	5.1	9.4
Restructuring charges	$0.9	$52.4	$1.4	$5.1	$59.6

6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2017	2016	Useful Lives
Land	$28.0	$27.4	Indefinite
Buildings and leasehold improvements	87.2	87.3	3 - 40 years
Office equipment, furniture and fixtures	15.5	15.4	3 - 7 years
Computer equipment and software costs	169.4	140.7	3 - 9 years
Machinery, equipment and vehicles	246.5	217.5	3 - 40 years
	546.6	488.3
Accumulated depreciation and amortization	216.8	177.1
	$329.8	$311.2

For 2017, 2016 and 2015, we recorded depreciation expense of $44.1 million, $42.5 million and $35.1 million, respectively.
The amount of computer software costs, including capitalized internally developed software costs are as follows (in millions):

	As of December 31,
	2017	2016
Computer software costs	$108.0	$94.5
Accumulated amortization	80.3	69.5
Computer software costs, net	$27.7	$25.0

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $27.6 million and $12.5 million as of December 31, 2017 and 2016, respectively. For 2017, 2016 and 2015, we recorded amortization expense related to computer software costs of $11.0 million, $13.7 million and $10.7 million, respectively.
The assets and accumulated amortization recorded under capital leases are as follows (in millions):

	As of December 31,
	2017	2016
Capital leases	$25.5	$24.4
Accumulated amortization	16.0	8.2
Capital leases, net	$9.5	$16.2

7. Goodwill and Identifiable Intangible Assets
In 2017, we used a combination of qualitative and quantitative factors to review goodwill and identifiable intangible assets for impairment for all of our reporting units. As a result of performing these assessments, we recorded an impairment charge of $80.2 million, of which $72.3 million was attributable to the write-off of goodwill in our marine segment, and $7.9 million associated with intangible assets, primarily customer relationships in both the marine and land segments. The impairment within our marine segment was driven principally by growing competitive pressures in maritime markets, including the decline of maritime shipping volumes along with lower demand for price risk management products and our ultimate decision in the fourth quarter to exit our marine business in certain international markets.
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Marine Segment	Total
As of December 31, 2015	$173.7	$430.7	$71.4	$675.8
2016 acquisitions	95.6	77.7	—	173.3
Adjustment of purchase price allocations	1.3	5.5	0.1	6.9
Foreign currency translation of non-USD functional currency subsidiary goodwill	(3.7)	(17.3)	0.7	(20.3)
As of December 31, 2016	266.8	496.7	72.3	835.8
2017 acquisitions	51.2	12.2	—	63.5
Adjustment of purchase price allocations	6.2	(0.1)	—	6.0
Impairment charge	—	—	(72.3)	(72.3)
Foreign currency translation of non-USD functional currency subsidiary goodwill	2.7	9.8	—	12.5
As of December 31, 2017	$326.9	$518.5	$—	$845.5

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships (2)	$373.8	$171.4	$202.4	$353.8	$155.5	$198.3
Supplier agreements	38.7	15.4	23.4	38.7	13.3	25.4
Others	40.0	26.3	13.7	37.2	20.2	17.0
	452.5	213.1	239.4	429.7	189.1	240.7
Intangible assets not subject to amortization:
Trademark/trade name rights	40.3		40.3	41.7		41.7
	$492.9	$213.1	$279.7	$471.4	$189.1	$282.3

(1) Includes the impact of foreign exchange
(2) Reflects recorded impairment charges for 2017 of $4.1 million and $3.0 million in our Marine and Land segments, respectively, which is presented in "Goodwill and other impairments" on our Consolidated Statement of Income.
Intangible amortization expense for 2017, 2016 and 2015 was $41.9 million, $39.7 million and $30.4 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2018	$41.0
2019	34.5
2020	29.9
2021	26.6
2022	23.6
Thereafter	83.7
$239.4

8. Debt
As of December 31, 2017, we have a Credit Facility which permits borrowings up to approximately $1.26 billion, with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $60.0 million and $325.2 million as of December 31, 2017 and 2016, respectively.
Our issued letters of credit under the Credit Facility totaled $8.6 million and $8.3 million as of December 31, 2017 and 2016, respectively. We also had $835.8 million and $840.0 million in Term Loans outstanding as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the unused portion of our Credit Facility was $1.19 billion and $926.5 million, respectively. Availability under our Credit Facility is principally limited by the ratio of adjusted total debt to adjusted EBITDA, as defined in the revolving credit facility, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2017, the applicable margins for base rate loans and Eurodollar rate loans were 1.50% and 2.50%, respectively. Letters of credit issued under our Credit Facility are subject to letter of credit fees of 0.25% as of December 31, 2017, and the unused portion of our Credit Facility is subject to commitment fees of 0.35% as of December 31, 2017.
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2017, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
On January 30, 2018, we elected to amend our Credit Facility (the “Amendment”), and prepay certain amounts on our Term Loans. The Amendment lowers the borrowing capacity of our Credit Facility to approximately $1.16 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021. In connection with the Amendment, we also elected to make a $300.0 million payment on the outstanding amounts owed on the Term Loans, representing additional capacity that is accessible by us. This payment was facilitated by an ability to use foreign cash without incurring additional U.S. tax costs as a result of the recently enacted Tax Act.
Outside of our Credit Facility we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2017 and 2016, our outstanding letters of credit and bank guarantees under these credit lines totaled $272.0 million and $176.5 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of December 31,
	2017	2016
Credit Facility	$60.0	$325.2
Term Loans	835.8	840.0
Capital leases	10.4	12.6
Other	4.0	8.5
Total debt	910.2	1,186.3
Current maturities of long-term debt and capital leases	25.6	15.4
Long-term debt	$884.6	$1,170.8

The capital lease obligations are payable in varying amounts through November 2023 and bear interest at annual rates ranging from 3.0% to 6.3% as of December 31, 2017.
As of December 31, 2017, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2018	$25.6
2019	41.6
2020	55.8
2021	723.5
2022	61.7
Thereafter	1.9
$910.2

The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	2017	2016	2015
Interest income	$6.0	$4.5	$5.0
Interest expense and other financing costs	(66.3)	(43.7)	(34.9)
	$(60.3)	$(39.2)	$(29.9)

9. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $44.6 million and $52.8 million, as of December 31, 2017 and 2016, respectively.
Lease Commitments
As of December 31, 2017, our future minimum lease payments under non-cancelable operating leases were as follows (in millions):

Year Ended December 31,
2018	$39.7
2019	31.0
2020	25.7
2021	21.3
2022	15.1
Thereafter	32.4
$165.2

We incurred rental expense for all properties and equipment of $40.3 million, $36.9 million and $31.6 million for 2017, 2016 and 2015, respectively. Minimum payments have not been reduced by minimum sublease rentals of $34.7 million due in the future under non-cancelable subleases.
Sales and Purchase Commitments
As of December 31, 2017, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $921.4 million and $516.4 million, respectively with delivery dates from 2018 through 2023. Additionally, we have certain purchase contracts that extend through 2026, under which we agreed to purchase annually between 1.72 million barrels and 2.00 million barrels of aviation fuel at future market prices.

Agreements with Executive Officers and Key Employees
We have an agreement with our Chairman, President and Chief Executive Officer, Michael J. Kasbar (“Mr. Kasbar”), for his continued employment with us which provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $900,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. The current term of the Kasbar agreement, as amended, expired on December 31, 2017, and automatically extends for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the term that such party does not want to extend the term. Pursuant to his amended agreement, Mr. Kasbar is entitled to receive cash severance payments if: (a) we terminate his employment without cause following a change of control or for any reason other than death, disability or cause; (b) he resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either he elects or we elect not to extend the term of the agreement, as amended. The severance payments are equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which will be payable two years after the termination of Mr. Kasbar’s employment.
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
As of December 31, 2017, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

Year Ended December 31,
2018	$0.9

Deferred Compensation Plans
We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. We are currently making a match contribution of 50% for each 1% of the participants' contributions up to 6% of the participants' contributions. Annual contributions by us are made at our sole discretion, as approved by the Compensation Committee. Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. In some cases, we make employer contributions on behalf of the employees. The expenses for our contributions under these plans were not material during each of the years presented on the consolidated statements of income and comprehensive income.
We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, excluding our named executive officers, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $5.8 million and $4.3 million as of December 31, 2017 and December 31, 2016, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.

Environmental and Other Liabilities; Uninsured Risks
Our business is subject to numerous federal, state, local and foreign environmental laws and regulations, including those relating to fuel storage and distribution, terminals, underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the exposure of persons to regulated materials. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could result in material liabilities, including administrative, civil or criminal penalties, remediation costs for natural resource damages as well as third-party damages. From time to time, we may be responsible for remediating contamination at properties we own or lease and can be entitled to reimbursement for certain of these costs from state trust funds, as well as various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, and aggregate caps. Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, including environmental claims. If we are uninsured or under‑insured for a claim or claims of sufficient magnitude arising out of our activities, it will have a material adverse effect on our financial position, results of operations and cash flows.

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At December 31, 2017 and 2016, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

Tax Matters
From time to time, we are under review by various domestic and foreign tax authorities with regards to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil and South Korea, where the amounts under controversy may be material. We believe that these assessments are without merit and are currently appealing the actions.
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

Other Matters
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2017, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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
10. Shareholders’ Equity
Dividends
We declared aggregate cash dividends of $0.24 per share of common stock for 2017, 2016 and 2015, respectively. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid. The payment of the above‑referenced cash dividends was in compliance with the Credit Facility and Term Loans.
Stock Repurchase Programs
In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of December 31, 2017, $100.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors. Under several of our repurchase programs, we repurchased 1.6 million shares of our common stock for an aggregate value of $70.5 million during 2015, 1.0 million shares of our common stock for an aggregate value of $41.2 million during 2016 and 1.7 million shares of our common stock for an aggregate value of $61.9 million in 2017.
Share-Based Payment Plans
Plan Summary and Description
In May 2016, our shareholders approved the 2016 Omnibus Plan (the “2016 Plan”), which replaced our previously adopted 2006 Omnibus Plan, as amended and restated in 2009 (the “2006 Plan”). The 2016 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The purpose of the 2016 Plan is to (i) attract and retain persons eligible to participate in the 2016 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long‑range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long‑term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long‑term shareholder return. The persons eligible to receive awards under the 2016 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.
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
Under the 2016 Plan, 2.5 million shares of common stock are authorized for issuance plus any shares of common stock with respect to awards that were granted under the 2006 Plan but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2016. As of December 31, 2017, approximately 2.2 million shares of common stock were subject to outstanding awards under the 2016 and 2006 Plan (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the 2016 Plan described above as of December 31, 2017 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance
2016 Plan (1)	—	0.6	0.4	3.4
2006 Plan (2)	0.3	0.9	0.3
(1)As of December 31, 2017, unvested RSUs will vest between February 2018 and August 2021 and the outstanding SSAR Awards will expire between March 2020 and May 2020.
(2)As of December 31, 2017, unvested restricted stock will vest between February 2018 and February 2021, unvested RSUs will vest between February 2018 and May 2019 and the outstanding SSAR Awards will expire in March 2019. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.
Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2014	1.5	$41.18	$70.2	2.1
Granted	0.2	49.95
Vested	(0.2)	39.63
Forfeited	(0.1)	41.84
As of December 31, 2015	1.4	42.69	54.9	1.4
Granted	0.1	42.92
Vested	(0.2)	40.40
Forfeited	(0.1)	43.30
As of December 31, 2016	1.2	43.10	55.7	0.8
Granted	—	—
Vested	(0.2)	43.69
Forfeited	(0.7)	41.50
As of December 31, 2017	0.3	$45.80	$9.7	0.9

The aggregate value of restricted stock which vested during 2017, 2016 and 2015 was $7.8 million, $9.6 million and $9.9 million, respectively, based on the average high and low market price of our common stock at the vesting date.
RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2014	0.8	$38.55	$36.9	1.5
Granted	0.3	51.00
Vested	(0.3)	38.80
Forfeited	—	42.65
As of December 31, 2015	0.7	43.10	28.0	1.7
Granted	0.7	44.23
Vested	(0.1)	42.78
Forfeited	(0.1)	44.78
As of December 31, 2016	1.2	43.28	55.7	1.6
Granted	0.6	37.74
Vested	(0.2)	43.06
Forfeited	(0.1)	42.43
As of December 31, 2017	1.6	$41.01	$43.9	1.4

The aggregate intrinsic value of RSUs issued during 2017, 2016 and 2015 was $7.7 million, $6.2 million and $15.3 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2014	0.2	$40.06	$1.6	3.0	0.1	$35.81	$0.6	2.2
Granted	—	57.48
Exercised	—	25.08
As of December 31, 2015	0.2	42.91	—	2.5	0.1	42.06	—	2.2
Granted	0.1	48.58
Exercised	—	40.91
As of December 31, 2016	0.3	44.97	0.3	2.4	0.2	42.15	0.7	1.3
Granted	0.4	36.31
Exercised	—	40.91
As of December 31, 2017	0.7	$40.27	$—	3.0	0.2	$42.76	$—	0.4

The aggregate intrinsic value of SSAR Awards exercised during 2016 and 2015 was $0.1 million and $0.5 million, respectively.
As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. The weighted average fair value of the SSAR Awards for 2017 was $8.82 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 28.6%, dividend yields of 0.7% and risk-free interest rates of 1.8%. The weighted average fair value of the SSAR Awards for 2016 was $12.32 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 29.8%, dividend yields of 0.5% and risk-free interest rates of 1.2%. The weighted average fair value of the SSAR Awards for 2015 was $14.78 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 30.2%, dividend yields of 0.3% and risk-free interest rates of 1.2%.
Unrecognized Compensation Cost
As of December 31, 2017, there was $47.4 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2017 is expected to be recognized as compensation expense over a weighted average period of 1.4 years as follows (in millions):

Year Ended December 31,
2018	$18.8
2019	19.6
2020	4.4
2021	4.5
2022	0.2
$47.4

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(108.7)	$(0.8)	$(109.5)
Other comprehensive loss	(40.4)	(6.6)	(47.0)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	1.6	—	1.6
Balance as of December 31, 2016	(147.5)	(7.4)	(154.8)
Other comprehensive income (loss)	30.1	(0.3)	29.8
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	(1.5)	—	(1.5)
Balance as of December 31, 2017	$(118.8)	$(7.7)	$(126.5)

The foreign currency translation adjustment gains for 2017 were primarily due to the strengthening of the British Pound as compared to the U.S. dollar. The foreign currency translation adjustment losses for 2016 were primarily due to the strengthening of the U.S. dollar as compared to the British Pound.

11. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	2017	2016	2015
United States	$(152.3)	$(85.4)	$3.5
Foreign	131.2	227.5	214.2
	$(21.1)	$142.1	$217.7

The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2017	2016	2015
Current:
U.S. federal statutory tax	$94.6	$7.5	$(9.9)
State	5.6	0.8	0.7
Foreign	34.2	30.4	27.0
	134.4	38.7	17.8
Deferred:
U.S. federal statutory tax	15.1	(29.3)	4.6
State	8.9	(4.2)	3.0
Foreign	(10.0)	(2.5)	(2.3)
	13.9	(36.0)	5.3
Non-current tax expense (income)	0.9	13.0	24.1
	$149.2	$15.7	$47.2

Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	245.4	(42.4)	(28.3)
State income taxes, net of U.S. federal income tax benefit	(51.8)	(1.5)	1.1
U.S. tax on deemed dividends	(14.0)	1.3	1.7
Tax Act impact	(704.3)	—	—
Deferred tax impact on foreign unrepatriated earnings	(65.5)	—	—
Goodwill impairment	(81.5)	—	—
Sale of subsidiary	—	3.8	—
Uncertain tax positions	(4.1)	9.2	10.3
Tax authority settlements	(10.0)	—	—
Nontaxable interest income	36.9	—	—
Nondeductible interest expense	(12.6)	—	—
Valuation allowance	(19.6)	2.0	0.3
Other permanent differences	(61.0)	3.6	1.6
Effective income tax rate	(707.1)%	11.0%	21.7%

On December 22, 2017, the U.S. President signed into law the Tax Act. This legislation will significantly change the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, GILTI, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation.
For the year ended 2017, our effective income tax rate was (707.1)%, and our income tax provision was $149.2 million, as compared to an effective income tax rate of 11.0% and an income tax provision of $15.7 million for 2016. The higher effective income tax rate for 2017, as compared to 2016, resulted principally from the effects of the Tax Act's $143.7 million one-time transition tax on historic accumulated foreign earnings. Without the transition tax charge, the effective income tax rate for 2017 would have been (25.9)%.
For 2016, our effective income tax rate was 11.0%, for an income tax provision of $15.7 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $47.2 million for 2015. The lower effective income tax rate for 2016 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
For 2015, our effective income tax rate was 21.7%, for an income tax provision of $47.2 million, as compared to an effective income tax rate of 19.5% and an income tax provision of $53.6 million for 2014. The higher effective income tax rate for 2015 compared to 2014, resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
Through September 30, 2017, we considered all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The passage of the Tax Act in December of 2017 dramatically changed the US taxation of foreign earnings. Following a transition period and one-time toll charge of our foreign earnings and profits, foreign dividends will be exempt from US federal income tax.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion to permanently reinvest $725 million of our foreign earnings in non-US business operations. For these investments, due to uncertainty in foreign law, it is not practical to determine the amount of deferred taxes payable if such earnings are not reinvested indefinitely. For the remaining $1.7 billion accumulated foreign earnings that are actually or deemed repatriated, we have made a reasonable provisional estimate of the associated foreign withholding and state income tax effects of $13.8 million.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2017	2016
Gross Deferred Tax Assets:
Bad debt reserve	$3.5	$4.5
Net operating loss	23.0	38.6
Accrued and other share-based compensation	18.8	26.2
Accrued expenses	11.7	5.0
U.S. foreign income tax credits	—	7.8
Other income tax credits	0.2	0.2
Customer deposits	1.9	6.3
Investments	1.3	—
Cash flow hedges	3.2	4.6
Total gross deferred tax assets	63.7	93.2
Less: Valuation allowance	24.6	7.1
Gross deferred tax assets, net of valuation allowance	39.1	86.1
Deferred Tax Liabilities:
Depreciation	(6.4)	(8.5)
Goodwill and intangible assets	(43.6)	(56.1)
Unrealized foreign exchange	(0.9)	(8.0)
Prepaid expenses, deductible for tax purposes	(3.8)	(5.8)
Deferred tax costs on foreign unrepatriated earnings	(13.8)	—
Unrealized derivatives	(1.1)	(2.4)
Other	(1.1)	(0.7)
Total gross deferred tax liabilities	(70.8)	(81.5)
Net deferred tax liability	$31.7	$—
Net deferred tax asset	—	4.6
Reported on the consolidated balance sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$12.8	$20.6

Non-current income tax liabilities, net for deferred tax liabilities, non-current	$44.5	$16.0

As of December 31, 2017 and 2016, we had net operating losses (“NOLs”) of approximately $240.3 million and $106.2 million, respectively. The NOLs as of December 31, 2017 originated in various U.S. states and countries including Argentina, Australia, South Africa, Brazil, Puerto Rico, France, Italy, Canada, and the Netherlands. We have recorded a deferred tax asset of $23.0 million reflecting the benefit of the NOL carryforward as of December 31, 2017. This deferred tax asset expires as follows (in millions):

Expiration Date	Deferred Tax Asset
December 31, 2020	$0.1
December 31, 2021	0.2
December 31, 2022	1.2
December 31, 2024	0.2
December 31, 2025	1.0
December 31, 2026	0.2
December 31, 2027	0.2
December 31, 2028	0.3
December 31, 2029	0.8
December 31, 2031	0.2
December 31, 2032	0.5
December 31, 2033	0.1
December 31, 2034	0.3
December 31, 2035	0.5
December 31, 2036	2.7
December 31, 2037	5.7
Indefinite	8.8
Total	$23.0

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $24.6 million has been recorded to recognize only the portion of the deferred tax assets related to NOLs and other deferred tax assets that are more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We operated under a special income tax concession in Singapore which began January 1, 2008. Our current five year special income tax concession was effective on January 1, 2013. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this income tax concession decreased (increased) foreign income taxes by $1.3 million, $2.7 million, and $(7.7) million for 2017, 2016 and 2015 respectively. The impact of the income tax concession on basic earnings per common share was $0.02, $0.04, and $(0.11) for 2017, 2016 and 2015 respectively. On a diluted earnings per common share basis, the impact was $0.02, $0.04, and $(0.11) for 2017, 2016 and 2015 respectively. The special income tax concession in Singapore has been renewed effective January 1, 2018 for the next five year period.

Income Tax Contingencies
We recorded a decrease of $3.4 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and an increase of $19.8 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2017. In addition, during 2017, we recorded an increase of $1.4 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2017, our Unrecognized Tax Liabilities, including penalties and interest, were $72.6 million and our Unrecognized Tax Assets were $25.4 million. During 2016, we recorded an increase of $14.4 million of liabilities related to Unrecognized Tax Liabilities and an increase of $3.2 million of assets related to Unrecognized Tax Assets. In addition, during 2016, we recorded a decrease of $0.1 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2016, our Unrecognized Tax Liabilities, including penalties and interest, were $62.2 million and our Unrecognized Tax Assets were $5.6 million.
The following is a tabular reconciliation of the total amounts of gross unrecognized income tax liabilities for the year (in millions):

	2017	2016	2015
Gross Unrecognized Tax Liabilities – opening balance	$62.2	$47.8	$24.3
Gross increases – tax positions in prior period	10.9	19.7	9.2
Gross decreases – tax positions in prior period	—	(15.4)	(4.8)
Gross increases – tax positions in current period	10.7	12.9	22.0
Gross decreases – tax positions in current period	—	—	—
Settlements	(23.0)	—	—
Lapse of statute of limitations	(2.1)	(2.8)	(2.9)
Gross Unrecognized Tax Liabilities – ending balance	$58.8	$62.2	$47.8

If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $25.4 million, as of December 31, 2017 are settled by the taxing authorities in our favor, our income tax expense would be reduced by $33.4 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2017 effective income tax rate by 158.2%. As of December 31, 2017, it does not appear that the total amount of our unrecognized income tax benefits will materially increase or decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $3.4 million during 2017 and income of $(0.7) million and an expense $0.9 million during 2016 and 2015, respectively. For penalties, we recorded expense of $0.1 million, $2.3 million and income of $0.3 million during 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we had recognized liabilities of $7.3 million and $4.3 million for interest and $6.5 million and $6.5 million for penalties, respectively.
During the quarters ended March 31, 2017 and June 30, 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $9.7 million (KRW 10.4 billion) for the years 2011 through 2014 from the South Korea tax authorities. We disagree with the Korean tax authorities' assessment and are appealing.
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	2013 - 2016	2017
Korea	2011 - 2014	2015 - 2017
United Kingdom	2013 - 2015	2016 - 2017
The Netherlands	None	2013 - 2017
Greece	None	2012 - 2017
Denmark	2013 - 2015	2016 - 2017

12. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not materially different than market rates. Based on the fair value hierarchy, our debt of $0.9 billion and $1.2 billion as of December 31, 2017 and December 31, 2016, respectively, and our notes receivable of $44.9 million and $16.9 million as of December 31, 2017 and December 31, 2016, respectively are categorized in Level 2.
Recurring Fair Value Measurements.
The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	Fair Value Measurements as of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$196.3	$106.1	$1.2	$303.6
Foreign currency contracts	—	8.5	—	8.5
Cash surrender value of life insurance	—	5.6	—	5.6
Total assets at fair value	$196.3	$120.2	$1.2	$317.7

Liabilities:
Commodities contracts	$210.6	$111.8	$1.4	$323.9
Foreign currency contracts	—	8.7	—	8.7
Total liabilities at fair value	$210.6	$120.5	$1.4	$332.5

	Fair Value Measurements as of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$273.6	$55.3	$2.3	$331.2
Foreign currency contracts	—	16.0	—	16.0
Cash surrender value of life insurance	—	4.0	—	4.0
Total assets at fair value	$273.6	$75.3	$2.3	$351.2

Liabilities:
Commodities contracts	$236.6	$88.8	$0.7	$326.1
Foreign currency contracts	—	6.4	—	6.4
Total liabilities at fair value	$236.6	$95.2	$0.7	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at December 31, 2017 and 2016, respectively.

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

	Fair Value as of December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$303.6	$228.4	$75.1	$21.2	$—	$53.9
Foreign currency contracts	8.5	6.7	1.7	—	—	1.7
Total assets at fair value	$312.0	$235.2	$76.9	$21.2	$—	$55.7

Liabilities:
Commodities contracts	$323.9	$228.4	$95.4	$39.2	$—	$56.2
Foreign currency contracts	8.7	6.7	2.0	—	—	2.0
Total liabilities at fair value	$332.5	$235.2	$97.4	$39.2	$—	$58.2

	Fair Value as of December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$331.2	$249.7	$81.5	$27.1	$—	$54.5
Foreign currency contracts	16.0	5.1	10.9	—	—	10.9
Total assets at fair value	$347.2	$254.8	$92.4	$27.1	$—	$65.3

Liabilities:
Commodities contracts	$326.1	$249.7	$76.5	$2.0	$—	$74.5
Foreign currency contracts	6.4	5.1	1.2	—	—	1.2
Total liabilities at fair value	$332.5	$254.8	$77.7	$2.0	$—	$75.7

At December 31, 2017 and 2016, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
Concentration of Credit Risk
The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2017, two counterparties each represented over 10% of our credit exposure to OTC derivative counterparties for a total credit risk of 24.2 million.

13. Business Segments, Geographic Information, and Major Customers
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

In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments as well as intergovernmental organizations. In addition, we supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization (NATO).

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in millions):

	For the Year ended December 31,
	2017	2016	2015
Revenue:
Aviation segment	$14,538.2	$10,914.4	$11,739.8
Land segment	10,958.0	8,918.8	9,274.3
Marine segment	8,199.3	7,182.5	9,367.2
	$33,695.5	$27,015.8	$30,381.4
Gross profit:
Aviation segment	$440.5	$401.0	$361.9
Land segment	365.8	348.5	309.5
Marine segment	126.0	149.5	189.6
	$932.2	$899.0	$861.0
Income from operations:
Aviation segment	$192.9	$160.5	$132.2
Land segment	(7.9)	70.8	101.4
Marine segment	(57.8)	30.2	73.0
	127.2	261.5	306.5
Corporate overhead - unallocated	(81.6)	(72.7)	(60.9)
	$45.6	$188.9	$245.7
Depreciation and amortization:
Aviation segment	$26.8	$24.2	$22.6
Land segment	49.8	47.1	32.9
Marine segment	5.8	6.6	6.4
Corporate	3.5	4.4	3.7
	$86.0	$82.3	$65.5
Capital expenditures:
Aviation segment	$12.3	$4.9	$13.4
Land segment	21.0	12.3	16.4
Marine segment	1.5	6.1	8.0
Corporate	19.1	14.5	10.6
	$54.0	$37.7	$48.4

(1)	Includes a $52.4 million of restructuring charges and a $12.8 million impairment charge attributable to certain long term assets in 2017.

(2)	Includes a $79.1 million impairment charge attributable to the impairment of goodwill and other long term assets, and $1.4 million of restructuring charges in 2017.

Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2017	2016
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $10.8 and $6.6 as of December 31, 2017 and December 31, 2016, respectively	$1,013.0	$776.0
Land segment, net of allowance for bad debt of $6.6 and $8.2 as of December 31, 2017 and December 31, 2016, respectively	874.7	737.5
Marine segment, net of allowance for bad debt of $10.4 and $10.2 as of December 31, 2017 and December 31, 2016, respectively	817.9	830.5
	$2,705.6	$2,344.0
Total assets:
Aviation segment	$2,240.4	$2,050.6
Land segment	2,091.4	1,928.5
Marine segment	1,097.1	1,287.7
Corporate	158.9	145.8
	$5,587.8	$5,412.6

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year ended December 31,
	2017	2016	2015
Revenue:
United States	$17,938.0	$14,368.8	$15,496.3
EMEA (1)	7,553.3	6,018.6	6,382.2
Asia Pacific (2)	4,923.0	4,271.1	5,863.4
Americas, excluding United States	3,281.2	2,357.2	2,639.5
Total	$33,695.5	$27,015.8	$30,381.4

	As of December 31,
	2017	2016
Property and equipment, net:
United States	$152.6	$137.7
EMEA	120.2	122.9
Asia Pacific	10.4	1.4
Americas, excluding United States	46.7	49.1
Total	$329.8	$311.2

(1)	Includes revenue related to the U.K. of $5.0 billion, $4.1 billion and $4.7 billion for 2017, 2016 and 2015, respectively.

(2)	Includes revenue related to Singapore of $4.8 billion, $4.2 billion and $5.8 billion for 2017, 2016 and 2015, respectively.

Major Customers
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which includes sales to the U.S. Defense Logistics Agency and NATO, have accounted for a material portion of our profitability in recent years and we expect this to continue in the foreseeable future. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. Furthermore, changes in military policies or priorities, such as the decision to withdraw or reduce armed force levels in different geographies, can be sudden, subjecting us to losses or higher expenses associated with disposing of unused inventory, removal or abandonment of equipment and relocation of employees.
14. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2017 and 2016 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017 (1)	2017 (2)
Revenue	$8,194.3	$8,086.2	$8,543.0	$8,872.0
Gross profit	$231.4	$231.0	$239.9	$229.9
Net income including noncontrolling interest	$31.1	$30.3	$(37.9)	$(193.7)
Net income attributable to World Fuel	$31.3	$30.0	$(38.5)	$(193.1)
Basic earnings per common share (3)	$0.46	$0.44	$(0.57)	$(2.86)
Diluted earnings per common share (3)	$0.45	$0.44	$(0.57)	$(2.86)

	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$5,190.8	$6,633.0	$7,399.8	$7,792.1
Gross profit	$221.5	$218.5	$236.7	$222.3
Net income including noncontrolling interest	$51.6	$29.8	$43.0	$2.1
Net income attributable to World Fuel	$51.8	$30.0	$42.7	$2.2
Basic earnings per common share (3)	$0.74	$0.43	$0.62	$0.03
Diluted earnings per common share (3)	$0.74	$0.43	$0.61	$0.03

(1)	Includes a valuation allowance on our U.S. deferred tax assets of $76.9 million, due to our U.S. operations generating a three-year cumulative loss during the quarter.

(2)
In the fourth quarter of 2017, we included in our operating expenses $91.9 million for goodwill and other impairment related charges, $59.6 million for restructuring related charges and a one-time transition tax charge of $143.7 million which was reduced by the reversal of the third quarter valuation allowance on our U.S. deferred tax assets of $76.9 million.

(3)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title
/s/ MICHAEL J. KASBAR	Chairman, President and Chief Executive Officer
Michael J. Kasbar	(Principal Executive Officer)

/s/ IRA M. BIRNS	Executive Vice President and Chief Financial Officer
Ira M. Birns	(Principal Financial and Accounting Officer)

/s/ KEN BAKSHI	Director
Ken Bakshi

/s/ JORGE L. BENITEZ	Director
Jorge L. Benitez

/s/ STEPHEN J. GOLD	Director
Stephen J. Gold

/s/ RICHARD A. KASSAR	Director
Richard A. Kassar

/s/ JOHN L. MANLEY	Director
John L. Manley

/s/ J. THOMAS PRESBY	Director
J. Thomas Presby

/s/ STEPHEN K. RODDENBERRY	Director
Stephen K. Roddenberry

/s/ PAUL H. STEBBINS	Director
Paul H. Stebbins