Form 10-Q
period 2018-03-31
WORLD FUEL SERVICES CORP
filed 2018-04-30
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The registrant had a total of 67,706,254 shares of common stock, par value $0.01 per share, issued and outstanding as of April 20, 2018.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$152.9	$372.3
Accounts receivable, net	2,666.3	2,705.6
Inventories	590.2	505.0
Prepaid expenses	58.0	64.4
Short-term derivative assets, net	53.0	51.1
Other current assets	250.3	241.9
Total current assets	3,770.7	3,940.4
Property and equipment, net	335.4	329.8
Goodwill	866.9	845.5
Identifiable intangible and other non-current assets	499.2	472.1
Total assets	$5,472.1	$5,587.8
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$33.6	$25.6
Accounts payable	2,197.7	2,239.7
Customer deposits	104.2	108.3
Accrued expenses and other current liabilities	334.7	344.9
Total current liabilities	2,670.1	2,718.6
Long-term debt	800.8	884.6
Non-current income tax liabilities, net	178.5	202.4
Other long-term liabilities	51.5	44.2
Total liabilities	$3,701.1	$3,849.8
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.7 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	358.6	354.9
Retained earnings	1,521.6	1,492.8
Accumulated other comprehensive loss	(125.7)	(126.5)
Total World Fuel shareholders' equity	1,755.2	1,721.9
Noncontrolling interest	15.9	16.0
Total equity	1,771.0	1,738.0
Total liabilities and equity	$5,472.1	$5,587.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue	$9,181.3	$8,194.3
Cost of revenue	8,937.9	7,962.9
Gross profit	243.4	231.4
Operating expenses:
Compensation and employee benefits	113.9	104.5
General and administrative	72.3	76.6
	186.2	181.1
Income from operations	57.2	50.3
Non-operating expenses, net:
Interest expense and other financing costs, net	(16.3)	(12.7)
Other expense, net	(2.3)	(1.6)
	(18.6)	(14.3)
Income before income taxes	38.6	36.1
Provision for income taxes	7.3	5.0
Net income including noncontrolling interest	31.3	31.1
Net income (loss) attributable to noncontrolling interest	0.1	(0.3)
Net income attributable to World Fuel	$31.2	$31.3

Basic earnings per common share	$0.46	$0.46

Basic weighted average common shares	67.5	68.7

Diluted earnings per common share	$0.46	$0.45

Diluted weighted average common shares	67.9	69.2

Comprehensive income:
Net income including noncontrolling interest	$31.3	$31.1
Other comprehensive income (loss):
Foreign currency translation adjustments	10.2	6.4
Cash flow hedges, net of income tax benefit of $4.2 and income tax expense of $6.5 for the three months ended March 31, 2018 and 2017, respectively	(9.7)	10.5
Other comprehensive income:	0.5	16.9
Comprehensive income including noncontrolling interest	31.8	48.0
Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.1)
Comprehensive income attributable to World Fuel	$32.1	$48.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	31.2	—	31.2	0.1	31.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Issuance (cancellation) of common stock related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—		0.8	0.8	(0.3)	0.5
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of March 31, 2018	67.7	$0.7	$358.6	$1,521.6	$(125.7)	$1,755.1	$15.9	$1,771.0

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	31.3	—	31.3	(0.3)	31.1
Cash dividends declared	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.1)	(0.1)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(0.3)	—	(11.1)	—	—	(11.1)	—	(11.1)
Other comprehensive income (loss)	—	—	—	—	16.7	16.7	0.2	16.9
Balance as of March 31, 2017	69.6	$0.7	$391.8	$1,706.5	$(138.1)	$1,960.8	$14.8	$1,975.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interest	$31.3	$31.1
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	18.8	22.6
Provision for bad debt	1.8	2.5
Share-based payment award compensation costs	4.2	4.1
Deferred income tax benefit	(7.1)	(6.3)
Foreign currency losses (gains), net	2.6	(3.0)
Other	0.7	(0.9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $121.3 million and $74.0 million for the three months ended March 31, 2018 and 2017, respectively.)	(71.2)	56.7
Inventories	(84.8)	0.7
Prepaid expenses	6.1	(0.2)
Short-term derivative assets, net	(2.8)	10.1
Other current assets	(25.5)	21.0
Cash collateral with financial counterparties	21.2	15.8
Other non-current assets	(28.4)	4.1
Accounts payable	(50.9)	(44.7)
Customer deposits	(5.3)	7.3
Accrued expenses and other current liabilities	(30.2)	(54.6)
Non-current income tax, net and other long-term liabilities	(9.3)	(2.1)
Total adjustments	(260.1)	33.1
Net cash (used in) provided by operating activities	(228.8)	64.1
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	120.0	72.8
Acquisition of businesses, net of cash acquired	(22.0)	(88.1)
Capital expenditures	(15.4)	(10.0)
Other investing activities, net	3.6	0.2
Net cash provided by (used in) investing activities	86.1	(25.1)
Cash flows from financing activities:
Borrowings of debt	1,468.9	818.8
Repayments of debt	(1,545.1)	(922.5)
Dividends paid on common stock	(4.0)	(4.1)
Purchases of common stock	—	(11.1)
Other financing activities, net	(0.5)	(1.3)
Net cash used in financing activities	(80.8)	(120.2)
Effect of exchange rate changes on cash and cash equivalents	4.1	1.8
Net decrease in cash and cash equivalents	(219.4)	(79.3)
Cash and cash equivalents, as of beginning of period	372.3	698.6
Cash and cash equivalents, as of end of period	$152.9	$619.3

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.0 million and $4.1 million as of March 31, 2018 and 2017, respectively.

Beneficial interests obtained in exchange for accounts receivable sold were $121.3 million and $74.0 million as of March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Notes to the Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10‑Q ("10-Q Report") as “World Fuel,” “we,” “our” and “us.”

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2017 Annual Report on Form 10-K (“2017 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company's accounting policies from those disclosed in our 2017 10‑K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2017 10‑K Report, and in the adopted accounting standards below.

Adoption of New Accounting Standard
Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, we recognize the amount of revenue when delivery is made and our customer obtains control, and we are entitled to compensation for performance completed. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP. We adopted this standard as of January 1, 2018 using the modified retrospective adoption approach, and elected to apply it only to those contracts that were not considered completed contracts as of this adoption date. This approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. This cumulative adjustment did not have a material impact on our financial statements.

Income Statement - Reporting Comprehensive Income (Topic 220). In February 2018 ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued. ASU 2018-02 provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. This updated standard allows for adoption in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We have adopted this updated standard and reclassified the tax rate disparity to retained earnings in the first quarter of 2018.

Income Taxes (Topic 740). In March 2018 ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, was issued. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act). We have adopted these amendments and where the accounting under Topic 740 is incomplete for certain specific income tax effects of the Act, we reported provisional amounts.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses after adoption. This standard was effective at the beginning of our 2018 fiscal year and did not have a material impact on our consolidated financial statements and disclosures.

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. In August 2017, ASU 2017-12 was issued. The ASU is targeted at simplifying hedge accounting requirements, creating more transparency around how economic results are presented and disclosed on the consolidated financial statements and accompanying footnote disclosures. We early adopted this updated standard, which did not have a material impact on our consolidated financial statements. We have provided updated disclosures in Note 3. Derivatives.

Cash Flows: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year and we have provided an updated line item attributable to retained beneficial interests associated with our receivables purchase agreements on our consolidated statements of cash flows. The adoption resulted in a $74.0 million retrospective reclassification of the beneficial interest received in exchange for accounts receivable sales for the three months ended March 31, 2017 from cash flows from operating activities to cash flows from investing activities.

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

Accounting Standards Issued but Not Yet Adopted
Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a liability to make lease payments (lease liability) on the balance sheet, except for leases with durations of twelve months or less. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at or after the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This standard is effective at the beginning of our 2019 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

2. Acquisitions

2018 Acquisition

During the first quarter of 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its respective acquisition date and did not have a material impact on our consolidated revenue and net income for the three months ended March 31, 2018.

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

The following table summarizes the aggregate consideration paid for acquisitions in the first quarter of 2017 and the amounts of the assets acquired and liabilities assumed, recognized at the acquisition date.

(In millions)
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

3. Derivatives

We enter into financial derivative contracts in order to mitigate the risk of market price fluctuations in aviation, land and marine fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. If the derivative instrument is not designated in a hedge relationship, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), in the consolidated statements of income and comprehensive income.

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
Cash flows for our hedging instruments are classified in the same category as the underlying hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument.

The following describes our derivative classifications:

Cash Flow Hedges. Includes certain derivative contracts we execute to mitigate the risk of price or foreign currency volatility in forecasted transactions.

Fair Value Hedges. Includes derivative contracts we hold to hedge the risk of changes in the price of our inventory.

Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in the form of swaps or futures contracts, as well as certain forward fixed price purchase and sale contracts, and for portfolio optimization. In addition, non-designated derivatives are held to hedge the risk of currency rate fluctuations.

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		March 31,	December 31,	March 31,	December 31,
		2018	2017	2018	2017
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$0.4	$—	$0.5
	Accrued expenses and other current liabilities	11.5	2.3	29.1	43.1
		$11.5	$2.7	$29.1	$43.6

Foreign currency contracts	Short-term derivative assets, net	$—	$—	$0.1	$—
	Accrued expenses and other current liabilities	1.9	—	5.6	—
		$1.9	$—	$5.7	$—
Total derivatives designated as hedging instruments		$13.4	$2.7	$34.8	$43.6

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$60.1	$191.4	$8.2	$123.3
	Identifiable intangible and other non-current assets	31.9	18.2	15.3	5.2
	Accrued expenses and other current liabilities	192.1	86.1	231.2	138.2
	Other long-term liabilities	12.4	5.2	23.1	13.5
		$296.5	$300.9	$277.9	$280.2

Foreign currency contracts	Short-term derivative assets, net	$1.9	$4.5	$0.6	$2.8
	Accrued expenses and other current liabilities	3.7	3.9	6.7	5.7
	Other long-term liabilities	—	—	0.1	0.2
		$5.6	$8.5	$7.4	$8.7
Total derivatives not designated as hedging instruments		$302.1	$309.4	$285.3	$288.9

Total derivatives		$315.5	$312.0	$320.1	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 6.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of March 31, 2018 (in millions):

	As of March 31,
Derivative Instruments	Units	2018
Commodity contracts
Buy / Long	BBL	67.4
Sell / Short	BBL	(79.3)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(266.4)
Buy U.S. dollar, sell other currencies	USD	526.7

As of March 31, 2018, and 2017, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31,		March 31,
	2018	2017	2018	2017
Inventory	$68.9	$55.5	$2.6	$(0.1)

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2018		March 31, 2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,181.3	$8,937.9	$8,194.3	$7,962.9
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	5.5	—	(3.6)
Derivatives designated as hedging instruments	—	(5.6)	—	5.3
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(3.6)	18.2	(10.1)	6.8
Total amount of income of expense line items excluding the impact of hedges	$9,184.9	$8,956.0	$8,184.2	$7,971.4

For the three months ended March 31, 2018 and 2017, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended
	March 31,			March 31,
Derivative Instruments	2018	2017	Location	2018	2017

Commodity contracts	$(2.3)	$57.1	Revenue	$(3.6)	$(10.1)
Commodity contracts	10.2	(50.0)	Cost of Revenue	18.2	6.8
Foreign Currency contracts	(2.8)	—	Other Income (expense) net	—	—
Total (Loss) Gain	$5.1	$7.1	Total (Loss) Gain	$14.6	$(3.4)

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		Three Months Ended
		March 31,
Derivative Instruments - Non-designated	Location	2018	2017
Commodity contracts
	Revenue	$47.6	$49.2
	Cost of revenue	(37.0)	(38.8)
		$10.6	$10.4
Foreign currency contracts
	Revenue	$(0.6)	$(0.5)
	Other expense, net	(2.8)	(1.6)
		$(3.4)	$(2.0)
Total Gain		$7.2	$8.3

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of March 31, 2018	As of December 31, 2017
Net derivatives liability positions with credit contingent features	$10.8	$11.8
Maximum potential collateral requirements	$10.8	$11.8

At March 31, 2018 and December 31, 2017, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

4. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2017	$326.9	$518.5	$845.5
Additions	—	13.7	13.7
Foreign exchange and other adjustments	(1.4)	9.1	7.7
Balance as of March 31, 2018	$325.5	$541.3	$866.9

5. Debt, Interest Income, Expense and Other Finance Costs

On January 30, 2018, we elected to amend our Credit Facility (the “Amendment”), and prepay certain amounts on our Term Loans. The Amendment lowers the borrowing capacity of our Credit Facility to approximately $1.16 billion with a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021. In connection with the Amendment, we also elected to make a $300.0 million payment on the outstanding amounts owed on the Term Loans.
Our debt consisted of the following (in millions):

	As of
	March 31,	December 31,
	2018	2017
Credit Facility	$289.0	$60.0
Term Loans	531.6	835.8
Capital leases	10.0	10.4
Other	3.8	4.0
Total debt	$834.4	$910.2
Current maturities of long-term debt and capital leases	$33.6	$25.6
Long-term debt	$800.8	$884.6

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended
	March 31,
	2018	2017
Interest income	$0.6	$1.0
Interest expense and other financing costs	(16.9)	(13.7)
	$(16.3)	$(12.7)

t
6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $834.4 million and $910.2 million as of March 31, 2018 and December 31, 2017, respectively, and our notes receivable of $44.7 million and $44.9 million as of March 31, 2018 and December 31, 2017, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value measurements as of March 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$179.9	$127.0	$1.1	$308.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	5.8	—	5.8
Total assets at fair value	$179.9	$140.3	$1.1	$321.3

Liabilities:
Commodities contracts	$187.8	$118.5	$0.7	$307.0
Foreign currency contracts	—	13.2	—	13.2
Total liabilities at fair value	$187.8	$131.7	$0.7	$320.1

	Fair Value measurements as of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$196.3	$106.1	$1.2	$303.6
Foreign currency contracts	—	8.5	—	8.5
Cash surrender value of life insurance	—	5.6	—	5.6
Total assets at fair value	$196.3	$120.2	$1.2	$317.7

Liabilities:
Commodities contracts	$210.6	$111.8	$1.4	$323.9
Foreign currency contracts	—	8.7	—	8.7
Total liabilities at fair value	$210.6	$120.5	$1.4	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at March 31, 2018 and December 31, 2017, respectively.

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

	Fair Value as of March 31, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$308.0	$239.4	$68.6	$—	$—	$68.6
Foreign currency contracts	7.5	6.4	1.1	—	—	1.1
Total assets at fair value	$315.5	$245.8	$69.7	$—	$—	$69.7

Liabilities:
Commodities contracts	$307.0	$239.4	$67.6	$7.9	$—	$59.7
Foreign currency contracts	13.2	6.4	6.8	—	—	6.8
Total liabilities at fair value	$320.1	$245.8	$74.3	$7.9	$—	$66.4

	Fair Value as of December 31, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$303.6	$228.4	$75.1	$21.2	$—	$53.9
Foreign currency contracts	8.5	6.7	1.7	—	—	1.7
Total assets at fair value	$312.0	$235.2	$76.9	$21.2	$—	$55.7

Liabilities:
Commodities contracts	$323.9	$228.4	$95.4	$39.2	$—	$56.2
Foreign currency contracts	8.7	6.7	2.0	—	—	2.0
Total liabilities at fair value	$332.5	$235.2	$97.4	$39.2	$—	$58.2

At March 31, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2018, two counterparties each represented over 10% of our credit exposure to OTC derivative counterparties for a total credit risk of $28.1 million.

7. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended
	March 31,
	2018	2017
Income tax provision	$7.3	$5.0

Effective income tax rate	19.0%	13.9%

Our provision for income taxes for the three months ended March 31, 2018 was $7.3 million. Our provision for income taxes was adjusted for an income tax benefit of $4.9 million, net, for discrete items primarily related to changes in estimates in uncertain tax positions, an adjustment for stock based compensation in accordance with ASU 2016-09, and changes in the valuation allowance in various jurisdictions. Without the $4.9 million in discrete items, the effective income tax rate would have been 31.7% for the three months ended March 31, 2018.

Our provision for income taxes for the three months ended March 31, 2017 was $5.0 million and was adjusted for an income tax benefit of $1.2 million, net, for discrete items related to changes in estimates in uncertain tax positions and an adjustment for stock based compensation. Without the $1.2 million in discrete items, the three months ended March 31, 2017 effective income tax rate would have been 10.6%.

Our provision for income taxes for each of the three months ended March 31, 2018 and 2017 was calculated based on the estimated annual effective income tax rate for 2018 and 2017 fiscal years. The actual effective income tax rate for the 2018 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We operate under a special income tax concession in Singapore which began January 1, 2008. Our current 5 year special income tax concession was effective January 1, 2018. The special income tax concession is conditional upon our meeting of certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and the impact of this income tax concession increased foreign income taxes by $0.1 million and decreased foreign income taxes by $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The income tax concession had no impact on basic earnings per common share for the three months ended March 31, 2018 and an impact of $0.01 on basic earnings per common share for the three months ended March 31, 2017. The income tax concession had no impact on diluted earnings per common share for the three months ended March 31, 2018 and an impact of $0.01 on diluted earnings per common share for the three months ended March 31, 2017.

We have various income tax returns under examination both in the U.S. and in foreign jurisdictions. The most significant of these are in Korea for the 2011 to 2014 tax years, in Denmark for the 2013 to 2015 tax years and the U.S. for the 2013 to 2016 tax years. In 2017, the South Korea branch of one of our subsidiaries received income tax assessment notices for the years 2011 to 2014 totaling $10.6 million (KRW 11.3 billion). We believe that these assessments are without merit and are currently appealing the actions. During the quarter ended March 31, 2018, one of our Denmark subsidiaries received an audit inquiry from the Denmark tax authorities relating to transfer pricing and related issues for the tax years 2013 to 2015. In addition, in 2017, we received a notice of examination from the U.S. Internal Revenue Service for the 2013 to 2016 tax years. We are currently responding to the requests from the U.S. and Denmark tax authorities.

An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not yet reached the final stages of the appeals process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

8. Revenue from Contracts with Customers

We enter into contracts with customers in various ways including via master supply or blanket sales agreement when combined with some form of nomination and acceptance such as a purchase order or delivery ticket, stand-alone agreements, or through spot transactions where fuel is delivered for immediate settlement. Our contracts primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Our contracts may contain fixed or variable pricing or some combination of those.

The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Revenue from the sale of fuel is recognized when delivery is made to our customers and they obtain control, the sales price is determinable, and collectability is reasonably assured. Fulfillment costs, including those associated with certain transportation costs are included in the transaction price, while taxes assessed by a government authority and certain fees charged by third parties are excluded.

Revenue from services, including energy procurement advisory services, international trip planning support, and transaction and payment management processing, are recognized over the contract period when services have been performed and we have the right to invoice for those services. We generally charge a nominal fixed monthly fee coupled with a per transaction fee for the services we provide our customers. For our service contracts, we have applied the practical expedient to recognize revenue in the amount to which we have a right to invoice if we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date.

We record fuel sales and services, with the exception of revenue from merchant services, on a gross basis as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Whether the services have been performed and the customer has obtained control are factors we take into consideration in deciding when to recognize revenue. These factors are readily determinable and consistently applied throughout our business. Therefore, we generally have not needed to make material estimates or assumptions with respect to revenue recognition.

The following table presents our revenues from contracts with customers (in millions) disaggregated by major geographic areas we conduct business in. Prior period amounts have not been adjusted under the modified retrospective method.

	For the Three Months Ended
	March 31,
	2018	2017
Aviation	$392.0	$258.6
Marine	799.6	893.4
Land	1.1	0.3
Asia Pacific	$1,192.7	$1,152.3

Aviation	$670.0	$453.3
Marine	637.4	659.2
Land	679.8	602.2
EMEA	$1,987.2	$1,714.6

Aviation	$490.2	$330.9
Marine	155.2	156.1
Land	184.2	171.0
LATAM	$829.7	$658.0

Aviation	$2,763.0	$2,255.9
Marine	279.9	230.3
Land	1,958.3	1,995.5
North America	$5,001.2	$4,481.7
Other revenues (excluded from ASC 606)	$170.6	$187.7
	$9,181.3	$8,194.3

Our contract assets and liabilities balances and the changes in these balances were not material for the three months ended March 31, 2018.

Within our Land and Aviation segments, contracts with customers, include multi-year fuel sales contracts, which are priced at market-based indices and require minimum volume purchase commitments from our customers. The consideration expected from these contracts is considered variable due to the market-based pricing and the variability is not resolved until delivery is made to our customers. The variable consideration is allocated entirely to the respective performance obligation. We applied the optional exemptions from disclosing the information about our remaining performance obligations from these contracts.

Additionally, we applied the optional exemptions from disclosing the information about our remaining performance obligations for contracts from our service contracts in the amount to which we have the right to invoice or for contracts with customers that have an original expected duration of one year or less.

Other practical expedients applied affecting our measurement and recognition of revenue as well as our disclosures relate to our treatment of shipping and handling and taxes. If we perform shipping and handling activities after our customer obtains control of goods or services, then we will account for these shipping and handling costs as activities to fulfill the promise to transfer the good. We record revenue net of taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (for example, sales, use, value added, and certain excise taxes). Additionally, we will not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service is one year or less.

9. Business Segments

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

In our aviation segment, we offer fuel and fuel-related products and services to major commercial airlines, second and third tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments as well as intergovernmental organizations. In addition, we supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the North Atlantic Treaty Organization (NATO) and the U.S. Defense Logistics Agency.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended
	March 31,
Revenue:	2018	2017
Aviation segment	$4,292.9	$3,317.4
Land segment	2,860.7	2,783.4
Marine segment	2,027.7	2,093.5
	$9,181.3	$8,194.3

Gross profit:
Aviation segment	$110.0	$100.0
Land segment	102.2	97.8
Marine segment	31.2	33.6
	$243.4	$231.4
Income from operations:
Aviation segment	$47.8	$40.4
Land segment	19.6	21.4
Marine segment	8.6	8.3
	75.9	70.1
Corporate overhead - unallocated	(18.7)	(19.8)
	$57.2	$50.3

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	March 31,	December 31,
	2018	2017
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $11.1 and $10.8 as of March 31, 2018 and December 31, 2017, respectively	$991.1	$1,013.0
Land segment, net of allowance for bad debt of $4.1 and $6.6 as of March 31, 2018 and December 31, 2017, respectively	912.4	874.7
Marine segment, net of allowance for bad debt of $9.4 and $10.4 as of March 31, 2018 and December 31, 2017, respectively	762.7	817.9
	$2,666.3	$2,705.6
Total assets:
Aviation segment	$2,160.2	$2,240.4
Land segment	2,144.3	2,091.4
Marine segment	986.5	1,097.1
Corporate	181.0	158.9
	$5,472.1	$5,587.8

10. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income attributable to World Fuel	$31.2	$31.3
Denominator:
Weighted average common shares for basic earnings per common share	67.5	68.7
Effect of dilutive securities	0.4	0.4
Weighted average common shares for diluted earnings per common share	67.9	69.2

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	0.6

Basic earnings per common share	$0.46	$0.46

Diluted earnings per common share	$0.46	$0.45

11. Commitments and Contingencies

Tax Matters

We are regularly under review by various domestic and foreign tax authorities with regards to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, Brazil and South Korea, where the amounts under controversy may be material. In certain cases, we may be required to pay the assessed amount prior to final determination while we are challenging the assessment and the timing of these payments may have an adverse effect on our cash flows during the relevant period.
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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2018, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

12. Restructuring

During the fourth quarter of 2017, we began an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. While these activities are ongoing, we expect the majority of these activities to be completed over the next 12 to 18 months. The restructuring plan involves reviewing non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. Accordingly, based on the nature of the activities being reviewed, we cannot reasonably estimate the ultimate cost that will be incurred. During the first quarter of 2018, we incurred $4.3 million in restructuring charges, comprised primarily of employee-related costs, which are included in compensation and employee benefits on our consolidated statement of income and in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the period and are included in accrued expenses and other current liabilities on our consolidated balance sheet (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2017	$0.7	$25.0	$1.3	$5.0	$32.0
Employee-related costs incurred	0.7	2.3	1.0	0.2	4.3
Paid during the period	(0.4)	(3.5)	(0.8)	(3.2)	(7.8)
Restructuring charges as of March 31, 2018	$1.0	$23.9	$1.6	$2.0	$28.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2017 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report.  The following discussion may contain forward-looking statements, and our actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in “Item 1A — Risk Factors” of our 2017 10-K Report.

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the aviation, land, and marine markets, the timing and impact of our cost reduction initiatives and restructuring activities, our expectations regarding government-related activity and the related profit contribution, our expectations about the financial and operational impact of acquisitions on our aviation and land segments, the timing and benefits of our multi-year project and upgrade of our Enterprise Resource Planning (“ERP”) platform, our expectations about oversupplied market conditions in the U.S, our ability to drive greater leverage and ratability in our land operating model, our ability to divest or exit certain businesses, our ability to improve cost competitiveness, gain structural efficiencies and rationalize our operating model, our ability to realize synergies associated with our acquisitions and identify and implement a single common technology platform for our land segment, as well as our business strategy, business prospects, operating results, the impact of the Tax Act, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and adequacy of funding to meet such capital expenditures and working capital requirements and future acquisitions. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our Securities and Exchange Commission filings. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively leverage technology and operating systems and realize the anticipated benefits, our ability to successfully execute and achieve efficiencies and other benefits related to our transformation initiatives and address market conditions, our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	prolonged periods of low oil prices and limited market volatility;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	sudden changes in the market price of fuel;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	impacts associated with the U.K. referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	our ability to successfully manage the implementation of an upgrade to our ERP platform;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•
changes in U.S. or foreign tax laws (including the Tax Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;

•	our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	the liquidity and solvency of banks within our Credit Facility and Term Loans;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2017 10-K Report and those described from time to time in our other filings with the SEC.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”).

Business Outlook

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
The overall aviation market remains strong, reflecting healthy airline financial performance and continued strong overall demand. Our aviation segment has benefited from our increased logistics capability and expanded footprint from the acquisition of various international aviation fueling operations, which has facilitated our expansion into additional territories and airport locations. The aviation segment has also benefited from continued strong demand from government customers, principally the North Atlantic Treaty Organization (NATO) in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability and while we expect our government-related activity to remain strong in 2018, we believe the related profit contribution will decrease as compared to 2017 due to reduced margins associated with the renewal of our contract with NATO. Sales to government customers are driven by global events and military-related activities and therefore can vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities, primarily in the U.S. and U.K. Recently, our land segment has been negatively impacted by lower profitability from our supply and trading activities as a result of market conditions, specifically within the U.S., which we do not expect will meaningfully improve in 2018. In addition, our operating results in the U.S. and U.K. in previous years have been adversely impacted by unseasonably warm winter weather conditions. Through the first quarter of 2018, our land operations in the U.K. experienced improvements in demand due to colder winter weather. In addition, our land segment has also benefited from strong sales to government customers, principally NATO in Afghanistan, and, we expect such activity to remain strong in the near term although at reduced margins. Lastly, we are focused on realizing the synergies associated with our acquisitions, identifying and implementing a single common technology platform and driving greater leverage and ratability in our operating model.

Our marine segment continues to be adversely impacted by the weak conditions within the global shipping and offshore oil exploration markets and as a result, our marine segment experienced lower overall volumes in our core resale business as compared to historical levels. We also experienced lower demand for our price risk management products, principally as a result of limited market volatility. Due to growing competitive pressures in maritime markets, including the prolonged decline of maritime shipping volumes along with lower demand for price risk management products and our decision to exit our marine business in certain international markets, we expect lower overall volumes and associated operating margins over the course of 2018, as compared to our historical levels.

As a result of the challenges in the markets where we operate, we continue to rationalize our operating model to gain efficiencies through various initiatives that are ongoing throughout the Company, including moving to cloud-based technology solutions. Furthermore, during the fourth quarter of 2017, we began an enterprise-wide restructuring plan that is designed to streamline the organization, and reallocate resources to better align our organizational structure and costs with our strategy, ultimately to improve operating efficiencies. The restructuring program involves reviewing non-core businesses and investments, our organizational structure, and business prospects in the markets we serve. We will also consider our existing technology platforms, specifically with an aim to more fully integrate recent acquisitions and increase associated profit contribution. While these activities are ongoing, we expect the majority of these activities to be completed over the next 12 to 18 months.

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
Corporate expenses are allocated to each segment based on usage, where possible, or on other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Selected financial information with respect to our business segments is provided in Note 9 to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue. Our revenue for the first quarter of 2018 was $9.2 billion, an increase of $1.0 billion, or 12.0%, as compared to the first quarter of 2017. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2018	2017	$ Change
Aviation segment	$4,292.9	$3,317.4	$975.5
Land segment	2,860.7	2,783.4	77.3
Marine segment	2,027.7	2,093.5	(65.7)
	$9,181.3	$8,194.3	$987.0

Revenues in our aviation segment were $4.3 billion for the first quarter of 2018, an increase of $1.0 billion, or 29.4% as compared to the first quarter of 2017. The increase in aviation revenues was attributable to increased volumes associated with our core resale operations in North America and from our acquired international fueling operations. Total volumes for the first quarter of 2018 were 2.0 billion gallons, an increase of 7.4%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the first quarter of 2018, where the average price per gallon sold was $2.18, as compared to $1.81 in the first quarter of 2017.

Revenues in our land segment were $2.9 billion for the first quarter of 2018, an increase of $0.1 billion, or 2.8%, as compared to the first quarter of 2017. The overall increase in revenue was influenced by a higher average fuel price per gallon sold in the first quarter of 2018, as compared to the first quarter of 2017. Volumes in our land segment declined moderately, experiencing a 38.8 million gallon volume decrease for the first quarter of 2018.

Revenues in our marine segment were $2.0 billion for the first quarter of 2018, a decrease of $65.7 million, or 3.1%, as compared to the first quarter of 2017. Volumes in our marine segment declined 15.5% to 5.8 million metric tons for the first quarter of 2018, as compared to the 2017 period, driven principally by lower volumes in our core resale operations, specifically in Asia. The decrease in revenues was partially offset by higher average fuel prices, where we experienced a 14.6% increase in the average price per metric ton sold, to $351.1 in the first quarter of 2018 as compared to $306.4 in the first quarter of 2017.

Gross Profit.  Our gross profit for the first quarter of 2018 was $243.4 million, an increase of $12.0 million, or 5.2%, as compared to the first quarter of 2017.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2018	2017	$ Change
Aviation segment	$110.0	$100.0	$10.0
Land segment	102.2	97.8	4.4
Marine segment	31.2	33.6	(2.4)
	$243.4	$231.4	$12.0

Our aviation segment gross profit for the first quarter of 2018 was $110.0 million, an increase of $10.0 million, or 10.0%, as compared to the first quarter of 2017. The increase in aviation gross profit was primarily due to increased activity from our government-related business and from our acquired international fueling operations.

Our land segment gross profit for the first quarter of 2018 was $102.2 million, an increase of $4.4 million, or 4.5%, as compared to the first quarter of 2017. The increase in land segment gross profit is primarily attributable to higher profitability within Europe, driven principally by colder weather conditions and from activity associated with recently acquired businesses within Kinect, our global energy management services platform. These increases were partially offset by lower profitability related to our supply and trading activities in the U.S.

Our marine segment gross profit for the first quarter of 2018 was $31.2 million, a decrease of $2.4 million, or 7.1%, as compared to the first quarter of 2017. Our marine segment continues to be adversely impacted by overall suppressed market conditions in the maritime industry. The gross profit decline was principally driven by reduced volumes in our core resale business, primarily in Asia.

Operating Expenses. Total operating expenses for the first quarter of 2018 were $186.2 million, an increase of $5.1 million, or 2.8%, as compared to the first quarter of 2017. The total increase in operating expenses was primarily attributable to our acquired businesses and employee-related severance costs. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2018	2017	$ Change
Compensation and employee benefits	$113.9	$104.5	$9.4
General and administrative	72.3	76.6	(4.3)
	$186.2	$181.1	$5.1

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2018	2017	$ Change
Aviation segment	$47.8	$40.4	$7.3
Land segment	19.6	21.4	(1.8)
Marine segment	8.6	8.3	0.3
	75.9	70.1	5.8
Corporate overhead - unallocated	(18.7)	(19.8)	1.1
	$57.2	$50.3	$6.9

Our income from operations for the first quarter of 2018 was $57.2 million, an increase of $6.9 million, or 13.7%, as compared to the first quarter of 2017. The increase was primarily attributable to our aviation segment, which benefited from increased activity from our government-related business, partially offset by a decrease in our land segment due to operating expenses was primarily attributable to our acquired businesses. Within our marine segment, we experienced lower volumes in our core resale business, primarily in Asia, and a further decline in profits from our price risk management product activities globally, which were offset by lower operating expenses, from restructuring activities. Within our land segment, we experienced lower profitability related to our supply and trading activities in the U.S. as compared to the comparable prior year period, which was partially offset by higher profitability within Europe, driven principally by colder weather conditions and from activity associated with recently acquired businesses.

Corporate overhead costs not charged to the business segments for the first quarter of 2018 were $18.7 million, a decrease of $1.1 million, or 5.6%, as compared to the first quarter of 2017.

Non-Operating Expenses, net.  For the first quarter of 2018, we had non-operating expenses, net of $18.6 million, an increase of $4.4 million as compared to the first quarter of 2017, driven principally by higher finance costs associated with outstanding borrowings.

Income Taxes. For the first quarter of 2018, our effective income tax rate was 19.0% and our income tax provision was $7.3 million, as compared to an effective income tax rate of 13.9% and an income tax provision of $5.0 million for the first quarter of 2017. The higher effective income tax rate for the first quarter of 2018 was impacted by differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and to the new provisions contained in the Tax Cuts and Jobs Act. The provision also includes net discrete income tax benefits totaling $4.9 million, primarily related to changes in estimates in uncertain tax positions, an adjustment for stock based compensation, and changes in the valuation allowance in various jurisdictions. Without the $4.9 million in discrete items, the effective income tax rate would have been 31.7% for the first quarter of 2018.

Net Income Attributable to Noncontrolling Interest. For the first quarter of 2018, net income attributable to noncontrolling interest was $0.1 million, an increase of $0.4 million as compared to the first quarter of 2017.

Net Income and Diluted Earnings per Common Share. For the first quarter of 2018, we had net income of $31.2 million and diluted earnings per common share of $0.46 as compared to net income of $31.3 million and diluted earnings per common share of $0.45 for the first quarter of 2017.

Liquidity and Capital Resources

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2018 and 2017 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(228.8)	$64.1
Net cash provided by (used in) investing activities	86.1	(25.1)
Net cash used in financing activities	(80.8)	(120.2)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $120.0 million and $72.8 million for the three months ended March 31, 2018 and 2017, respectively.

Operating Activities. For the first three months of 2018, net cash used in operating activities was $228.8 million as compared to net cash provided by operating activities of $64.1 million for the first three months of 2017. The $293.0 million change in operating cash flows was principally due to a net $127.9 million year-over-year decline in accounts receivables, associated with newly adopted cash flow statement requirements, higher fuel prices and the associated timing of collections. At the beginning of 2018, accounting standards update 2016-15 (“ASU 2016-15”) was effective for us and provides revised guidance on the presentation of certain items, including those associated with retained beneficial interests in accounts receivable sale programs. We have Receivables Purchase Agreements (“RPAs”) with Wells Fargo and Citibank, where we sell 100% of outstanding qualifying accounts receivable balances, and receive cash consideration equal to either 90% or 94% of the total balance, depending on the customer, less a discount margin equivalent to LIBOR plus 1% to 3%. Under the terms of the RPAs, we are also entitled to retained beneficial interests, which gives us the right to receive additional cash consideration of either 10% or 6%, as applicable. Under the revised guidance, cash inflows attributable to held beneficial interests are no longer treated as a component of accounts receivables, net in operating activities, but instead are classified separately as an investing activity. Accordingly, cash receipts of retained beneficial interests of $120.0 million were included in investing activities during the three months ended March 31, 2018. In addition, cash flows from inventory decreased $85.5 million as a result of strategic and seasonal inventory purchases and higher average fuel prices during the period.

Investing Activities. For the first three months of 2018, net cash provided by investing activities was $86.1 million as compared to net cash used in investing activities of $25.1 million for the first three months of 2017. The $111.2 million change in cash used in investing activities was principally due to decreased cash used for the acquisition of businesses and increased cash receipts of retained beneficial interests in receivables sales.

Financing Activities. For the first three months of 2018, net cash used in financing activities was $80.8 million as compared to $120.2 million net cash used in financing activities for the first three months of 2017. The $39.5 million change was due to a $27.5 million decrease in net borrowings under our credit facility in the first three months of 2018 as compared to the first three months of 2017 and $11.1 million in cash used for common stock repurchases in the first three months of 2017.

Other Liquidity Measures

Cash and Cash Equivalents. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $152.9 million and $372.3 million, respectively. Our primary use of cash and cash equivalents are to fund working capital and strategic investments. We are usually extended unsecured trade credit from our suppliers for our fuel purchases. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to $1.16 billion.We had $531.6 million and $835.8 million in Term Loans outstanding as of March 31, 2018 and December 31, 2017, respectively. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $289.0 million and $60.0 million as of March 31, 2018 and December 31, 2017, respectively. Our issued letters of credit under the Credit Facility totaled $6.9 million and $8.6 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the unused portion of our Credit Facility was $804.1 million and $1.19 billion, respectively.
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

Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2018, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2018 and December 31, 2017, our outstanding letters of credit and bank guarantees under these credit lines totaled $291.8 million and $272.0 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $500.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $347.3 million and $377.3 million, as of March 31, 2018 and December 31, 2017, respectively.

Short-Term Debt. As of March 31, 2018, our short-term debt of $33.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

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
We believe that our cash and cash equivalents as of March 31, 2018 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2017 to March 31, 2018.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2017 10-K Report.

Contractual Obligations

Derivative Obligations. As of March 31, 2018, our net derivative obligations were $66.3 million, principally due within one year.

Purchase Commitment Obligations. As of March 31, 2018, fixed purchase commitments under our derivative programs amounted to $223.1 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2018, we had issued letters of credit and bank guarantees totaling $298.7 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of March 31, 2018, see Notes to the Consolidated Financial Statements – Note 3. Derivatives.

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2017. Please refer to our 2017 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2018.

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

From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, U.S., Brazil, Denmark and South Korea, where the amounts under controversy may be material. See Notes 7 and 11 of the accompanying consolidated financial statements for additional details regarding certain tax matters.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2018 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2018 - 1/31/2018	2	$28.18	—	$100,000
2/1/2018 - 2/28/2018	9	24.66	—	100,000
3/1/2018 - 3/31/2018	—	23.43	—	100,000
Total	11	$25.15	—	$100,000
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of March 31, 2018, $100.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2018	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer