Form 10-Q
period 2018-06-30
WORLD FUEL SERVICES CORP
filed 2018-07-30
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The registrant had a total of 67,944,090 shares of common stock, par value $0.01 per share, issued and outstanding as of July 19, 2018.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$187.6	$372.3
Accounts receivable, net	2,951.9	2,705.6
Inventories	559.2	505.0
Prepaid expenses	59.8	64.4
Short-term derivative assets, net	70.6	51.1
Other current assets	247.8	241.9
Total current assets	4,076.8	3,940.4
Property and equipment, net	335.0	329.8
Goodwill	856.7	845.5
Identifiable intangible and other non-current assets	488.6	472.1
Total assets	$5,757.0	$5,587.8
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$33.7	$25.6
Accounts payable	2,536.0	2,239.7
Customer deposits	95.0	108.3
Accrued expenses and other current liabilities	348.8	344.9
Total current liabilities	3,013.5	2,718.6
Long-term debt	731.6	884.6
Non-current income tax liabilities, net	187.2	202.4
Other long-term liabilities	49.5	44.2
Total liabilities	$3,981.7	$3,849.8
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.8 and 67.7 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	359.3	354.9
Retained earnings	1,546.3	1,492.8
Accumulated other comprehensive loss	(146.3)	(126.5)
Total World Fuel shareholders' equity	1,760.0	1,721.9
Noncontrolling interest	15.3	16.0
Total equity	1,775.3	1,738.0
Total liabilities and equity	$5,757.0	$5,587.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$10,150.8	$8,086.2	$19,332.2	$16,280.4
Cost of revenue	9,904.7	7,855.2	18,842.6	15,818.0
Gross profit	246.2	231.0	489.6	462.4
Operating expenses:
Compensation and employee benefits	110.2	102.3	224.1	206.8
General and administrative	74.9	77.4	147.2	154.0
	185.1	179.7	371.3	360.9
Income from operations	61.1	51.2	118.3	101.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(17.9)	(13.8)	(34.2)	(26.5)
Other expense, net	(1.6)	(2.6)	(3.9)	(4.1)
	(19.5)	(16.4)	(38.1)	(30.6)
Income before income taxes	41.6	34.9	80.2	70.9
Provision for income taxes	12.4	4.6	19.7	9.6
Net income including noncontrolling interest	29.2	30.3	60.5	61.3
Net income attributable to noncontrolling interest	0.5	0.2	0.6	—
Net income attributable to World Fuel	$28.7	$30.0	$59.9	$61.4

Basic earnings per common share	$0.42	$0.44	$0.89	$0.90

Basic weighted average common shares	67.7	68.4	67.6	68.5

Diluted earnings per common share	$0.42	$0.44	$0.88	$0.89

Diluted weighted average common shares	68.0	68.7	67.9	68.9

Comprehensive income:
Net income including noncontrolling interest	$29.2	$30.3	$60.5	$61.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(28.6)	11.2	(18.3)	17.6
Cash flow hedges, net of income tax expense of $3.1 for the three months ended June 30, 2018 and net of income tax benefit of $1.1 and income tax expense of $6.6 for the six months ended June 30, 2018 and 2017, respectively	6.9	—	(2.8)	10.5
Other comprehensive income (loss):	(21.7)	11.2	(21.1)	28.1
Comprehensive income including noncontrolling interest	7.5	41.5	39.3	89.4
Comprehensive (loss) income attributable to noncontrolling interest	(1.1)	1.1	(1.3)	1.0
Comprehensive income attributable to World Fuel	$8.6	$40.3	$40.7	$88.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	59.9	—	59.9	0.6	60.5
Cash dividends declared	—	—	—	(8.1)	—	(8.1)	—	(8.1)
Amortization of share-based payment awards	—	—	6.5	—	—	6.5	—	6.5
Issuance of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Other comprehensive income (loss)	—	—	—	—	(19.8)	(19.8)	(1.3)	(21.1)
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of June 30, 2018	67.8	$0.7	$359.3	$1,546.3	$(146.3)	$1,760.0	$15.3	$1,775.3

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	61.4	—	61.4	—	61.3
Cash dividends declared	—	—	—	(8.2)	—	(8.2)	—	(8.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	9.3	—	—	9.3	—	9.3
Issuance (cancellation) of common stock related to share-based payment awards	(0.6)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.1	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(0.9)	—	(31.9)	—	—	(31.9)	—	(31.9)
Other comprehensive income (loss)	—	—	—	—	27.0	27.0	1.1	28.1
Balance as of June 30, 2017	68.6	$0.7	$373.3	$1,732.4	$(127.8)	$1,978.6	$15.7	$1,994.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interest	$60.5	$61.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	38.4	43.3
Provision for bad debt	4.0	3.9
Share-based payment award compensation costs	6.4	9.2
Deferred income tax benefit	(1.0)	(8.0)
Foreign currency gains, net	(2.5)	(6.5)
Other	0.4	(1.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $122.5 million and $83.2 million for the three months ended June 30, 2018 and 2017, respectively, and $241.5 million and $157.1 million for the six months ended June 30, 2018 and 2017, respectively.)	(499.7)	(47.7)
Inventories	(56.7)	15.2
Prepaid expenses	2.1	0.3
Short-term derivative assets, net	(22.0)	14.2
Other current assets	(32.2)	3.1
Cash collateral with financial counterparties	41.7	(5.9)
Other non-current assets	(32.8)	(12.4)
Accounts payable	301.0	12.8
Customer deposits	(12.2)	(1.0)
Accrued expenses and other current liabilities	(22.5)	(72.7)
Non-current income tax, net and other long-term liabilities	(1.4)	(8.1)
Total adjustments	(289.1)	(61.9)
Net cash used in operating activities	(228.6)	(0.6)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	241.9	156.4
Acquisition of businesses, net of cash acquired	(21.0)	(88.4)
Capital expenditures	(28.9)	(31.5)
Other investing activities, net	7.6	(0.4)
Net cash provided by investing activities	199.5	36.0
Cash flows from financing activities:
Borrowings of debt	2,875.0	1,991.8
Repayments of debt	(3,019.5)	(2,111.1)
Dividends paid on common stock	(8.1)	(8.2)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(2.1)	(3.9)
Purchases of common stock	—	(31.9)
Other financing activities, net	—	(0.4)
Net cash used in financing activities	(154.7)	(163.7)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	5.2
Net decrease in cash and cash equivalents	(184.8)	(123.0)
Cash and cash equivalents, as of beginning of period	372.3	698.6
Cash and cash equivalents, as of end of period	$187.6	$575.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.1 million as of June 30, 2018 and 2017, respectively.

Beneficial interests obtained in exchange for accounts receivable sold were $241.5 million and $157.1 million as of June 30, 2018 and 2017, respectively.

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2017 Annual Report on Form 10-K (“2017 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

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

Income Statement - Reporting Comprehensive Income (Topic 220). In February 2018 ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued. ASU 2018-02 provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. This updated standard allows for adoption in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We adopted this updated standard in the first quarter of 2018, and subsequently reclassified the tax rate disparity to retained earnings.

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

Cash Flows: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016 ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year and we have provided an updated line item attributable to retained beneficial interests associated with our receivables purchase agreements on our consolidated statements of cash flows. The adoption resulted in a $157.1 million retrospective reclassification of the beneficial interest received in exchange for accounts receivable sales for the six months ended June 30, 2017 from cash flows from operating activities to cash flows from investing activities.

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

Accounting Standards Issued but Not Yet Adopted
Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for direct financing and operating leases. Upon adoption, this standard will require all lessees to recognize a right of use asset and a liability to make lease payments (lease liability) on the balance sheet, except for leases with durations of twelve months or less. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at or after the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This standard is effective at the beginning of our 2019 fiscal year. In preparation for adoption of the standard, we developed a cross-functional team and engaged a third-party service provider to assist us throughout our evaluation. We continue to evaluate the overall impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

2. Acquisitions

2018 Acquisition

During the first quarter of 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its acquisition date and did not have a material impact on our consolidated revenue and net income for the six months ended June 30, 2018.

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

The following table summarizes the aggregate consideration paid for acquisitions during the six months ended June 30, 2017 and the amounts of the assets acquired and liabilities assumed, recognized at the acquisition date.

(In millions)
Cash paid for acquisition of businesses	$87.6
Non-monetary consideration	4.3
Purchase price	$91.9

Assets acquired:
Property and equipment	11.2
Goodwill and identifiable intangible assets	79.4
Other current and long-term assets	8.0

Liabilities assumed:
Long-term liabilities and deferred tax liabilities	(6.7)
Purchase price	$91.9

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

The financial position, results of operations and cash flows of the 2017 acquisitions have been included in our consolidated financial statements since their respective acquisition dates and did not have a significant impact on our revenue and net income for the three and six months ended June 30, 2017. Pro forma information for the 2017 acquisitions has not been provided as the impact is not material.

3. Derivatives

We enter into financial derivative contracts to mitigate the risk of market price fluctuations in aviation, land and marine fuel, to offer our customers fuel pricing alternatives to meet their needs and to mitigate the risk of fluctuations in foreign currency exchange rates. If the derivative instrument is not designated in a hedge relationship, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue, or other income (expense) in the consolidated statements of income and comprehensive income.

Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. The gains or losses on derivative instruments designated as cash flow hedges of forecasted transactions are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings once the future transactions affect earnings.
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

Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in the form of swaps or futures contracts, certain forward fixed price purchase and sale contracts, and for portfolio optimization. In addition, non-designated derivatives are held to hedge the risk of currency rate fluctuations.

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		June 30,	December 31,	June 30,	December 31,
		2018	2017	2018	2017
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$23.9	$0.4	$45.5	$0.5
	Accrued expenses and other current liabilities	—	2.3	0.1	43.1
		$23.9	$2.7	$45.5	$43.6

Foreign currency contracts	Short-term derivative assets, net	$7.1	$—	$2.4	$—
	Accrued expenses and other current liabilities	—	—	1.2	—
		$7.1	$—	$3.6	$—
Total derivatives designated as hedging instruments		$30.9	$2.7	$49.2	$43.6

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$373.4	$191.4	$292.8	$123.3
	Identifiable intangible and other non-current assets	67.5	18.2	43.4	5.2
	Accrued expenses and other current liabilities	25.6	86.1	114.5	138.2
	Other long-term liabilities	24.6	5.2	44.2	13.5
		$491.2	$300.9	$494.8	$280.2

Foreign currency contracts	Short-term derivative assets, net	$11.3	$4.5	$4.5	$2.8
	Accrued expenses and other current liabilities	0.4	3.9	0.7	5.7
	Other long-term liabilities	—	—	—	0.2
		$11.8	$8.5	$5.2	$8.7
Total derivatives not designated as hedging instruments		$503.0	$309.4	$500.0	$288.9

Total derivatives		$533.9	$312.0	$549.2	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 6.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of June 30, 2018 (in millions):

	As of June 30,
Derivative Instruments	Units	2018
Commodity contracts
Buy / Long	BBL	77.5
Sell / Short	BBL	(87.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(275.6)
Buy U.S. dollar, sell other currencies	USD	401.2

As of June 30, 2018, and December 31, 2017, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Inventory	$56.4	$50.9	$1.9	$2.7

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	June 30, 2018		June 30, 2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,150.8	$9,904.7	$8,086.2	$7,855.2
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	11.3	—	1.5
Derivatives designated as hedging instruments	—	(10.9)	—	1.4
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(20.3)	10.2	15.9	(10.6)
Total amount of income and expense line items excluding the impact of hedges	$10,171.2	$9,915.2	$8,070.2	$7,847.5

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Six Months Ended
	June 30, 2018		June 30, 2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$19,332.2	$18,842.6	$16,280.4	$15,818.0
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	16.7	—	(2.0)
Derivatives designated as hedging instruments	—	(16.5)	—	6.7
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(23.9)	28.4	5.8	(3.8)
Total amount of income and expense line items excluding the impact of hedges	$19,356.1	$18,871.2	$16,274.7	$15,818.9

For the three and six months ended June 30, 2018 and 2017, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	June 30,			June 30,
Derivative Instruments	2018	2017	Location	2018	2017

Commodity contracts	$(25.3)	$49.3	Revenue	$(20.3)	$15.9
Commodity contracts	19.5	(43.9)	Cost of Revenue	10.2	(10.6)
Foreign Currency contracts	2.1	—	Other Income (expense) net	—	—
Total (Loss) Gain	$(3.7)	$5.4	Total (Loss) Gain	$(10.2)	$5.4

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Six Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Six Months Ended
	June 30,			June 30,
Derivative Instruments	2018	2017	Location	2018	2017

Commodity contracts	$(27.6)	$106.4	Revenue	$(23.9)	$5.8
Commodity contracts	29.7	(93.9)	Cost of Revenue	28.4	(3.8)
Foreign Currency contracts	(0.8)	—	Other Income (expense) net	—	—
Total Gain	$1.3	$12.5	Total Gain	$4.5	$2.0

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2018	2017
Commodity contracts
	Revenue	$(3.6)	$19.1
	Cost of revenue	(6.8)	2.6
		$(10.4)	$21.7
Foreign currency contracts
	Revenue	$1.5	$(1.6)
	Other (expense), net	6.2	(4.8)
		$7.7	$(6.5)
Total (Loss) Gain		$(2.7)	$15.2

Amount of Realized and Unrealized Gain (Loss)		For the Six Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2018	2017
Commodity contracts
	Revenue	$44.0	$68.2
	Cost of revenue	(43.8)	(36.2)
		$0.3	$32.1
Foreign currency contracts
	Revenue	$0.9	$(2.1)
	Other (expense), net	3.4	(6.4)
		$4.2	$(8.5)
Total Gain		$4.5	$23.6

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of June 30, 2018	As of December 31, 2017
Net derivatives liability positions with credit contingent features	$13.0	$11.8
Maximum potential collateral requirements	$13.0	$11.8

At June 30, 2018 and December 31, 2017, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

4. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2017	$326.9	$518.5	$845.5
Additions	—	13.4	13.4
Foreign exchange and other adjustments	(4.5)	2.3	(2.2)
Balance as of June 30, 2018	$322.4	$534.2	$856.7

5. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following (in millions):

	As of
	June 30,	December 31,
	2018	2017
Credit Facility	$225.0	$60.0
Term Loans	527.4	835.8
Capital leases	8.8	10.4
Other	4.1	4.0
Total debt	$765.3	$910.2
Current maturities of long-term debt and capital leases	$33.7	$25.6
Long-term debt	$731.6	$884.6

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$1.3	$1.7	$1.9	$2.7
Interest expense and other financing costs	(19.2)	(15.5)	(36.1)	(29.2)
	$(17.9)	$(13.8)	$(34.2)	$(26.5)

t
6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $765.3 million and $910.2 million as of June 30, 2018 and December 31, 2017, respectively, and our notes receivable of $26.8 million and $44.9 million as of June 30, 2018 and December 31, 2017, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value measurements as of June 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$371.6	$141.2	$2.2	$515.0
Foreign currency contracts	—	18.9	—	18.9
Cash surrender value of life insurance	—	6.0	—	6.0
Total assets at fair value	$371.6	$166.2	$2.2	$540.0

Liabilities:
Commodities contracts	$364.2	$173.8	$2.4	$540.4
Foreign currency contracts	—	8.8	—	8.8
Total liabilities at fair value	$364.2	$182.6	$2.4	$549.2

	Fair Value measurements as of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$196.3	$106.1	$1.2	$303.6
Foreign currency contracts	—	8.5	—	8.5
Cash surrender value of life insurance	—	5.6	—	5.6
Total assets at fair value	$196.3	$120.2	$1.2	$317.7

Liabilities:
Commodities contracts	$210.6	$111.8	$1.4	$323.9
Foreign currency contracts	—	8.7	—	8.7
Total liabilities at fair value	$210.6	$120.5	$1.4	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at June 30, 2018 and December 31, 2017, respectively.

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

	Fair Value as of June 30, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$515.0	$431.9	$83.2	$—	$—	$83.2
Foreign currency contracts	18.9	7.3	11.6	—	—	11.6
Total assets at fair value	$533.9	$439.2	$94.7	$—	$—	$94.7

Liabilities:
Commodities contracts	$540.4	$431.9	$108.5	$—	$—	$108.5
Foreign currency contracts	8.8	7.3	1.5	—	—	1.5
Total liabilities at fair value	$549.2	$439.2	$110.0	$—	$—	$110.0

	Fair Value as of December 31, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$303.6	$228.4	$75.1	$21.2	$—	$53.9
Foreign currency contracts	8.5	6.7	1.7	—	—	1.7
Total assets at fair value	$312.0	$235.2	$76.9	$21.2	$—	$55.7

Liabilities:
Commodities contracts	$323.9	$228.4	$95.4	$39.2	$—	$56.2
Foreign currency contracts	8.7	6.7	2.0	—	—	2.0
Total liabilities at fair value	$332.5	$235.2	$97.4	$39.2	$—	$58.2

At June 30, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2018, three counterparties each represented over 10% of our credit exposure to OTC derivative counterparties for a total credit risk of $17.3 million.

7. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax provision	$12.4	$4.6	$19.7	$9.6

Effective income tax rate	29.7%	13.2%	24.6%	13.5%

Our provision for income taxes for the three months ended June 30, 2018 was $12.4 million. Our provision for income taxes was adjusted for an income tax benefit of $3.9 million, net, for discrete items primarily related to an adjustment for stock based compensation in accordance with ASU 2016-09, an adjustment pursuant to the accounting of the Act, and changes in the valuation allowance in various jurisdictions. Without the $3.9 million in discrete items, the effective income tax rate would have been 39.2% for the three months ended June 30, 2018.

Our provision for income taxes for the three months ended June 30, 2017 was $4.6 million and was adjusted for an income tax expense of $2.7 million, net, for discrete items related to changes in estimates in uncertain tax positions. Without the $2.7 million in discrete items, the three months ended June 30, 2017 effective income tax rate would have been 5.4%.

Our provision for income taxes for the six months ended June 30, 2018 was $19.7 million and was adjusted for an income tax benefit of $8.8 million, net, for discrete items primarily related to an adjustment pursuant to the accounting of the Act, changes in estimates in uncertain tax positions, an adjustment for stock based compensation in accordance with ASU 2016-09, and changes in the valuation allowance in various jurisdictions. Without the $8.8 million benefit in discrete items, the effective income tax rate would have been 35.6%.

Our provision for income taxes for the six months ended June 30, 2017 was $9.6 million and was adjusted for an income tax expense of $3.9 million, net, for discrete items primarily related to changes in estimates in uncertain tax positions , and an adjustment for stock based compensation in accordance with ASU 2016-09. Without the $3.9 million expense in discrete items, the effective income tax rate would have been 8.1%.

Our provision for income taxes for each of the three and six months ended June 30, 2018 and 2017 was calculated based on the estimated annual effective income tax rate for 2018 and 2017 fiscal years. The actual effective income tax rate for the 2018 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Aviation	$363.6	$248.5	$755.6	$507.1
Marine	804.1	845.3	1,603.6	1,738.7
Land	0.8	0.3	1.9	0.6
Asia Pacific	$1,168.5	$1,094.1	$2,361.1	$2,246.4

Aviation	$962.8	$616.6	$1,632.8	$1,069.9
Marine	832.2	681.5	1,469.6	1,340.7
Land	635.7	530.2	1,315.5	1,132.4
EMEA	$2,430.6	$1,828.2	$4,417.9	$3,542.9

Aviation	$477.2	$301.7	$967.4	$632.5
Marine	128.1	132.4	283.3	288.5
Land	156.3	158.0	340.6	329.0
LATAM	$761.6	$592.1	$1,591.3	$1,250.0

Aviation	$3,157.6	$2,295.6	$5,920.6	$4,551.5
Marine	358.0	246.4	637.9	476.8
Land	2,142.6	1,866.3	4,100.9	3,861.8
North America	$5,658.2	$4,408.3	$10,659.4	$8,890.1
Other revenues (excluded from ASC 606)	$131.9	$163.3	$302.5	$351.0
	$10,150.8	$8,086.2	$19,332.2	$16,280.4

Our contract assets and liabilities balances and the changes in these balances were not material for the three and six months ended June 30, 2018.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2018	2017	2018	2017
Aviation segment	$4,900.7	$3,508.4	$9,193.6	$6,825.8
Land segment	2,960.2	2,564.0	5,820.9	5,347.4
Marine segment	2,289.9	2,013.8	4,317.7	4,107.3
	$10,150.8	$8,086.2	$19,332.2	$16,280.4

Gross profit:
Aviation segment	$127.4	$110.9	$237.3	$210.8
Land segment	88.6	87.2	190.8	185.0
Marine segment	30.2	32.9	61.5	66.6
	$246.2	$231.0	$489.6	$462.4
Income from operations:
Aviation segment	$64.2	$49.7	$112.0	$90.2
Land segment	10.2	12.2	29.9	33.6
Marine segment	7.9	7.2	16.4	15.5
	82.3	69.2	158.3	139.3
Corporate overhead - unallocated	(21.2)	(17.9)	(40.0)	(37.7)
	$61.1	$51.2	$118.3	$101.6

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	June 30,	December 31,
	2018	2017
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $11.5 and $10.8 as of June 30, 2018 and December 31, 2017, respectively	$1,149.7	$1,013.0
Land segment, net of allowance for bad debt of $4.1 and $6.6 as of June 30, 2018 and December 31, 2017, respectively	882.4	874.7
Marine segment, net of allowance for bad debt of $9.8 and $10.4 as of June 30, 2018 and December 31, 2017, respectively	919.7	817.9
	$2,951.9	$2,705.6
Total assets:
Aviation segment	$2,326.8	$2,240.4
Land segment	2,107.2	2,091.4
Marine segment	1,159.9	1,097.1
Corporate	163.1	158.9
	$5,757.0	$5,587.8

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

10. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to World Fuel	$28.7	$30.0	$59.9	$61.4
Denominator:
Weighted average common shares for basic earnings per common share	67.7	68.4	67.6	68.5
Effect of dilutive securities	0.3	0.3	0.4	0.4
Weighted average common shares for diluted earnings per common share	68.0	68.7	67.9	68.9

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.2	1.9	1.4	1.3

Basic earnings per common share	$0.42	$0.44	$0.89	$0.90

Diluted earnings per common share	$0.42	$0.44	$0.88	$0.89

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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2018, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

12. Restructuring

We previously initiated an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. While these activities are ongoing, we expect the majority of these activities to be completed over the next 18 months. The restructuring plan involves reviewing non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. Accordingly, based on the nature of the activities being reviewed, we cannot reasonably estimate the ultimate cost that will be incurred. We are currently assessing the strategic fit of certain international operations where it has become increasingly more challenging to conduct our core operations and generate profits. During the six months ended June 30, 2018, we incurred $7.0 million in restructuring charges, comprised primarily of employee-related costs, which are included in compensation and employee benefits on our consolidated statement of income and in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the six months ended June 30, 2018 and our accrued restructuring charges as of June 30, 2018, which is included in accrued expenses and other current liabilities on our consolidated balance sheet (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2017	$0.7	$25.0	$1.3	$5.0	$32.0
Employee-related costs incurred	0.8	3.6	1.1	1.5	7.0
Paid during the period	(0.4)	(5.2)	(0.9)	(3.8)	(10.3)
Restructuring charges as of June 30, 2018	$1.1	$23.4	$1.5	$2.7	$28.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the aviation, land, and marine markets and the impact on our business, our expectations regarding our continued focus on, and the impact of recent, cost management and portfolio rationalization, our expectations regarding government-related activity and the related profit contribution, our intent to focus on sustainable end user demand, our expectations regarding volumes, operating margin, and the impact of fuel prices on us and our customers, our ability to drive operational excellence, realize synergies associated with our previous acquisitions, and identify and implement a single common technology platform for our land segment, our expectations regarding the impact of our investments in automation and technology, our intent to actively manage our working capital and inventory, as well as our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and adequacy of funding to meet such capital expenditures and working capital requirements, as well as our expectations about tax and legal matters. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our Securities and Exchange Commission filings. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively leverage technology and operating systems and realize the anticipated benefits, our ability to successfully execute and achieve efficiencies and other benefits related to our transformation initiatives and address market conditions, our ability to successfully divest or exit certain businesses, our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	prolonged periods of low oil prices and limited market volatility;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	loss of, or reduced sales to a significant government customer;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the market price of fuel that negatively impact our business;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	impacts associated with the U.K. referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to manage growth;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	our ability to successfully manage the implementation of an upgrade to our ERP platform;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•
changes in U.S. or foreign tax laws (including the Tax Cuts and Jobs Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;

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
The overall aviation market remains strong, reflecting healthy airline financial performance and continued strong overall demand. Our aviation segment has benefited from our increased logistics capability and expanded aviation fueling operations footprint into additional international territories and airport locations. The aviation segment has also benefited from continued strong demand from government customers, principally the North Atlantic Treaty Organization (NATO) in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability and while we expect our government-related activity to remain strong in 2018, we believe the related profit contribution will decrease as compared to 2017 due to reduced margins associated with the renewal of our contract with NATO. Sales to government customers are driven by global events and military-related activities and therefore can vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities, primarily in the U.S. and U.K. Recently, our land segment has been negatively impacted by lower profitability from our supply and trading activities as a result of market conditions, specifically within the U.S., which we do not expect will meaningfully improve in 2018. In addition, our operating results in the U.S. and U.K. in previous years have been adversely impacted by unseasonably warm winter weather conditions. Through the first half of 2018, our land operations in the U.K. experienced improvements in demand due to colder weather conditions, principally during the first quarter. Furthermore, our land segment has also benefited from strong sales to government customers, including NATO in Afghanistan, and, we expect such activity to remain strong although at reduced margins. We continue to focus on rationalizing our portfolio, including exiting activities involving low returns and reorienting our activities towards supplying more sustainable end user demand to provide greater leverage and ratability in our operating model. We are also focused on driving operational excellence, realizing the synergies associated with our previous acquisitions, and identifying and implementing a single common technology platform.

Our marine segment continues to be adversely impacted by the weak conditions within the global shipping and offshore oil exploration markets and as a result, our marine segment has experienced lower overall volumes in our core resale business as compared to historical levels. Due to the prolonged decline of maritime shipping volumes along with lower demand for price risk management products and our decision to exit our marine business in certain international markets, we expect lower overall volumes and associated operating margins over the remainder of 2018, as compared to 2017, which we expect will be offset in part by the cost management and portfolio rationalization conducted over the past 18 months.

As a result of the challenges in the markets where we operate, we continue to rationalize our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We are investing in automation and technology, most notably in our land segment, which we expect will ultimately lower our cost and improve scalability. Furthermore, during the fourth quarter of 2017, we began an enterprise-wide restructuring plan designed to streamline the organization, and reallocate resources to better align our organizational structure and costs with our strategy with a view to ultimately improve operating efficiencies. The restructuring program involves reviewing non-core businesses and investments, our organizational structure, and business prospects in the markets we serve, as well as exiting certain business activities that generate low or highly variable economic value. We expect this portfolio rationalization will free up additional capital to invest in activities with recurring revenue and adequate returns while we continue to actively manage our working capital and inventory, particularly in a rising fuel price environment.

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

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue. Our revenue for the second quarter of 2018 was $10.2 billion, an increase of $2.1 billion, or 25.5%, as compared to the second quarter of 2017. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2018	2017	$ Change
Aviation segment	$4,900.7	$3,508.4	$1,392.3
Land segment	2,960.2	2,564.0	396.2
Marine segment	2,289.9	2,013.8	276.2
	$10,150.8	$8,086.2	$2,064.7

Revenues in our aviation segment were $4.9 billion for the second quarter of 2018, an increase of $1.4 billion, or 39.7% as compared to the second quarter of 2017. The increase in aviation revenues was attributable to increased volumes associated with our international core resale operations. Total volumes for the second quarter of 2018 were 2.1 billion gallons, an increase of 2.9%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the second quarter of 2018, where the average price per gallon sold was $2.25, as compared to $1.60 in the second quarter of 2017.

Revenues in our land segment were $3.0 billion for the second quarter of 2018, an increase of $0.4 billion, or 15.5%, as compared to the second quarter of 2017. The overall increase in revenue was influenced by a higher average fuel price per gallon sold in the second quarter of 2018, as compared to the second quarter of 2017. Volumes in our land segment experienced a 39.9 million gallon volume decrease for the second quarter of 2018, driven principally by lower volumes related to our decision to exit certain businesses in North America, which were not meeting our return expectations. This was partially offset by growth in Kinect.

Revenues in our marine segment were $2.3 billion for the second quarter of 2018, an increase of $0.3 billion, or 13.7%, as compared to the second quarter of 2017. Volumes in our marine segment declined 12.9% to 5.9 million metric tons for the second quarter of 2018, as compared to the 2017 period, driven principally by our decision to exit certain low return activities over the past year. The increase in revenues was partially attributable to higher average fuel prices, where we experienced a 30.6% increase in the average price per metric ton sold, to $388.9 in the second quarter of 2018 as compared to $297.8 in the second quarter of 2017.

Gross Profit. Our gross profit for the second quarter of 2018 was $246.2 million, an increase of $15.2 million, or 6.6%, as compared to the second quarter of 2017.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2018	2017	$ Change
Aviation segment	$127.4	$110.9	$16.5
Land segment	88.6	87.2	1.4
Marine segment	30.2	32.9	(2.7)
	$246.2	$231.0	$15.2

Our aviation segment gross profit for the second quarter of 2018 was $127.4 million, an increase of $16.5 million, or 14.9%, as compared to the second quarter of 2017. The increase in aviation gross profit was primarily due to increased activity from our government-related business, including certain spot government supply opportunities and increased volumes and profitability from our international core resale operations. Within our aviation segment, we expect seasonal sequential increases for the quarter ending September 30, 2018, in our core resale and on-airport international fueling operations.

Our land segment gross profit for the second quarter of 2018 was $88.6 million, an increase of $1.4 million, or 1.6%, as compared to the second quarter of 2017. The increase in land segment gross profit is primarily attributable to higher profitability from increased energy consulting related activities within Kinect, our global energy management services platform, including those associated with recently acquired businesses that are not in the comparable prior year period. In addition, the land segment increase was influenced by higher profits from our transaction processing activities. These increases were partially offset by lower profitability related to our North America retail activities, influenced primarily by previously completed C-store dispositions in 2017.

Our marine segment gross profit for the second quarter of 2018 was $30.2 million, a decrease of $2.7 million, or 8.2%, as compared to the second quarter of 2017. Our marine segment continues to be adversely impacted by the overall market conditions in the maritime industry. As a result, the gross profit decline was principally driven by our decision to exit certain parts of our business where we were not achieving acceptable returns. This decline was offset by additional marine cost reduction initiatives over the past year.

Operating Expenses. Total operating expenses for the second quarter of 2018 were $185.1 million, an increase of $5.4 million, or 3.0%, as compared to the second quarter of 2017. The total increase in operating expenses was primarily attributable to our acquired businesses and employee-related severance costs. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	June 30,
	2018	2017	$ Change
Compensation and employee benefits	$110.2	$102.3	$7.9
General and administrative	74.9	77.4	(2.5)
	$185.1	$179.7	$5.4

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2018	2017	$ Change
Aviation segment	$64.2	$49.7	$14.5
Land segment	10.2	12.2	(2.0)
Marine segment	7.9	7.2	0.6
	82.3	69.2	13.1
Corporate overhead - unallocated	(21.2)	(17.9)	(3.3)
	$61.1	$51.2	$9.8

Our income from operations for the second quarter of 2018 was $61.1 million, an increase of $9.8 million, or 19.2%, as compared to the second quarter of 2017. The increase was primarily attributable to our aviation segment, which benefited from increased activity from our government-related and international core resale businesses, partially offset by a decrease in our land segment. Within our marine segment, we experienced lower volumes in our core resale business, as a result of our decision to exit certain international locations. The declines in our marine segment were offset by lower operating expenses, from our previously commenced restructuring activities. Within our land segment, we experienced lower profitability related to our retail activities in the U.S. as compared to the comparable prior year period as a result of previously completed dispositions, which were partially offset by higher profitability from acquired businesses within Kinect.

Corporate overhead costs not charged to the business segments for the second quarter of 2018 were $21.2 million, an increase of $3.3 million, or 18.5%, as compared to the second quarter of 2017.

Non-Operating Expenses, net. For the second quarter of 2018, we had non-operating expenses, net of $19.5 million, an increase of $3.1 million as compared to the second quarter of 2017, driven principally by higher finance costs associated with outstanding borrowings.

Income Taxes. For the second quarter of 2018, our effective income tax rate was 29.7% and our income tax provision was $12.4 million, as compared to an effective income tax rate of 13.2% and an income tax provision of $4.6 million for the second quarter of 2017. The higher effective income tax rate for the second quarter of 2018 was impacted by the new provisions contained in the Tax Cuts and Jobs Act and our mix of income being generated in tax jurisdictions with varying income tax rates. The provision also includes net discrete income tax benefit totaling $3.9 million, primarily related to an adjustment for stock based compensation, an adjustment pursuant to the accounting of the Act, and changes in the valuation allowance in various jurisdictions. Without the $3.9 million in discrete items, the effective income tax rate would have been 39.2% for the second quarter of 2018.

Net Income Attributable to Noncontrolling Interest. For the second quarter of 2018, net income attributable to noncontrolling interest was $0.5 million, an increase of $0.3 million as compared to the second quarter of 2017.

Net Income and Diluted Earnings per Common Share. For the second quarter of 2018, we had net income of $28.7 million and diluted earnings per common share of $0.42 as compared to net income of $30.0 million and diluted earnings per common share of $0.44 for the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue. Our revenue for the first six months of 2018 was $19.3 billion, an increase of $3.1 billion, or 18.7%, as compared to the first six months of 2017. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	$ Change
Aviation segment	$9,193.6	$6,825.8	$2,367.8
Land segment	5,820.9	5,347.4	473.5
Marine segment	4,317.7	4,107.3	210.4
	$19,332.2	$16,280.4	$3,051.7

Revenues in our aviation segment were $9.2 billion for the first six months of 2018, an increase of $2.4 billion, or 34.7%, as compared to the first six months of 2017. The increase in aviation revenues was attributable to increased volumes associated with our international core resale operations. Total volumes for the first six months of 2018 were 4.1 billion gallons, an increase of 5.0%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the first six months of 2018, where the average price per gallon sold was $2.17, as compared to $1.65 in the first six months of 2017.

Revenues in our land segment were $5.8 billion for the first six months of 2018, an increase of $0.5 billion, or 8.9%, as compared to the first six months of 2017. The overall increase in revenue was influenced by a higher average fuel price per gallon sold in the first six months of 2018, as compared to the first six months of 2017. Volumes in our land segment declined moderately, experiencing a 0.1 billion gallon volume decrease for the first six months of 2018, as compared to the first six months of 2017.

Revenues in our marine segment were $4.3 billion for the first six months of 2018, an increase of $0.2 billion, or 5.1%, as compared to the first six months of 2017. The increase in revenues was driven by higher average fuel prices, where we experienced a 22.5% increase in the average price per metric ton sold, to $370.2 in the first six months of 2018 as compared to $302.1 in the first six months of 2017. Volumes in our marine segment were 11.7 million metric tons, a decrease of 14.2%, for the first six months of 2018 as compared to the 2017 period, driven principally by lower volumes in our core resale operations, specifically in Asia, including our decision to exit certain marine operations.

Gross Profit. Our gross profit for the first six months of 2018 was $489.6 million, an increase of $27.2 million, or 5.9%, as compared to the first six months of 2017.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	$ Change
Aviation segment	$237.3	$210.8	$26.5
Land segment	190.8	185.0	5.8
Marine segment	61.5	66.6	(5.1)
	$489.6	$462.4	$27.2

Our aviation segment gross profit for the first six months of 2018 was $237.3 million, an increase of $26.5 million, or 12.6%, as compared to the first six months of 2017. The increase in aviation gross profit was primarily due to increased activity from our government-related business and from our international core resale operations.

Our land segment gross profit for the first six months of 2018 was $190.8 million, an increase of $5.8 million, or 3.1%, as compared to the first six months of 2017. The increase in land segment gross profit is primarily attributable to higher profitability within Europe, driven principally by favorable weather conditions and from increased energy consulting activity within Kinect, our global energy management services platform, which was influenced by recently acquired businesses. These increases were partially offset by lower profitability related to our retail activities within the U.S.

Our marine segment gross profit for the first six months of 2018 was $61.5 million, a decrease of $5.1 million, or 7.7%, as compared to the first six months of 2017. Our marine segment continues to be adversely impacted by overall market conditions in the maritime industry. The gross profit decline was principally driven by reduced volumes in our core resale business, primarily in Asia.

Operating Expenses. Total operating expenses for the first six months of 2018 were $371.3 million, an increase of $10.4 million, or 2.9%, as compared to the first six months of 2017. The total increase in operating expenses was primarily attributable to our acquired businesses and employee-related severance costs. The following table sets forth our expense categories (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	$ Change
Compensation and employee benefits	$224.1	$206.8	$17.2
General and administrative	143.2	150.1	(6.8)
	$371.3	$360.9	$10.4

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2018	2017	$ Change
Aviation segment	$112.0	$90.2	$21.8
Land segment	29.9	33.6	(3.7)
Marine Segment	16.4	15.5	0.9
	158.3	139.3	19.0
Corporate overhead - unallocated	(40.0)	(37.7)	(2.2)
	$118.3	$101.6	$16.7

Our income from operations for the first six months of 2018 was $118.3 million, an increase of $16.7 million, or 16.5%, as compared to the first six months of 2017.  The increase was primarily attributable to our aviation segment, which benefited from increased activity from our government-related and international core resale business, partially offset by a decrease in our land segment. Within our marine segment, we experienced lower volumes in our core resale business, primarily in Asia, which was offset by lower operating expenses, from previously commenced restructuring activities. Within our land segment, we experienced lower profitability related to our U.S retail activities, influenced primarily by previously completed C-store dispositions in 2017, which was partially offset by higher profitability from our transaction processing activities and from activity within Europe, driven principally by favorable weather conditions.

Corporate overhead costs not charged to the business segments for the first six months of 2018 were $40.0 million, an increase of $2.2 million, or 5.8%, as compared to the first six months of 2017.

Non-Operating Expenses, net. For the first six months of 2018 we had non-operating expenses, net of $38.1 million, an increase of $7.5 million as compared to the first six months of 2017 driven principally by higher finance costs associated with outstanding borrowings.

Income Taxes.  For the first six months of 2018, our effective income tax rate was 24.6% and our income tax provision was $19.7 million, as compared to an effective income tax rate of 13.5% and an income tax provision of $9.6 million for the first six months of 2017. The higher effective income tax rate for the first six months of 2018 was impacted by the new provisions contained in the Tax Cuts and Jobs Act and our mix of income being generated in tax jurisdictions with varying income tax rates. The provision also includes net discrete income tax benefits totaling $8.8 million, primarily related to an adjustment pursuant to the accounting for the Act, an adjustment for stock based compensation and changes in the valuation allowance in various jurisdictions. Without the $8.8 million in discrete items, the effective income tax rate would have been 35.6% for the first six months of 2018.

Net Income Attributable to Noncontrolling Interest.  For the first six months of 2018, net income attributable to noncontrolling interest was $0.6 million, an increase of $0.6 million as compared to the first six months of 2017.

Net Income and Diluted Earnings per Common Share.  For the first six months of 2018 we had net income of $59.9 million and diluted earnings per common share of $0.88 as compared to net income of $61.4 million and diluted earnings per common share of $0.89 for the first six months of 2017.

Liquidity and Capital Resources

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as changes in fuel prices. Availability under our Credit Facility is also limited by, among other things our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
In the current fuel price environment, cash and liquidity remains a significant priority for us. Our primary use of cash and liquidity is to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, rising fuel prices may reduce the amount of fuel which we can purchase on an unsecured basis, and in certain cases we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, whereby they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers.

We believe that our cash and cash equivalents as of June 30, 2018 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2018 and 2017 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Six Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(228.6)	$(0.6)
Net cash provided by investing activities	199.5	36.0
Net cash used in financing activities	(154.7)	(163.7)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $241.9 million and $156.4 million for the six months ended June 30, 2018 and 2017, respectively.

Operating Activities. For the first six months of 2018, net cash used in operating activities was $228.6 million as compared to net cash used in operating activities of $0.6 million for the first six months of 2017.  The $228.0 million change in operating cash flows was principally due to year-over-year changes in accounts receivables, accounts payable and inventory. The impact to accounts receivable and accounts payable was primarily associated with higher fuel prices and the timing of collections and payments. Cash flows from inventory decreased $71.9 million as a result of strategic and seasonal inventory purchases and higher average fuel prices during the period. At the beginning of 2018, accounting standards update 2016-15 (“ASU 2016-15”) was effective for us and provides revised guidance on the presentation of certain items, including those associated with retained beneficial interests in accounts receivable sale programs. We have Receivables Purchase Agreements (“RPAs”) with Wells Fargo and Citibank, where we sell 100% of outstanding qualifying accounts receivable balances, and receive cash consideration equal to either 90% or 94% of the total balance, depending on the customer, less a discount margin equivalent to LIBOR plus 1% to 3%. Under the terms of the RPAs, we are also entitled to retained beneficial interests, which gives us the right to receive additional cash consideration of either 10% or 6%, as applicable. Under the revised guidance, cash inflows attributable to held beneficial interests are no longer treated as a component of accounts receivables, net in operating activities, but instead are classified separately as an investing activity.

Investing Activities. For the first six months of 2018, net cash provided by investing activities was $199.5 million as compared to net cash provided by investing activities of $36.0 million for the first six months of 2017. The $163.5 million increase in cash provided by investing activities was principally due to decreased cash used for the acquisition of businesses and increased cash receipts of retained beneficial interests in receivables sales.

Financing Activities. For the first six months of 2018, net cash used in financing activities was $154.7 million as compared to net cash used in financing activities of $163.7 million for the first six months of 2017. The $9.0 million change was due to a $25.3 million increase in net repayments of debt under our credit facility in the first six months of 2018 as compared to the first six months of 2017 and $31.9 million in cash used for common stock repurchases in the first six months of 2017.

Other Liquidity Measures

Cash and Cash Equivalents. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $187.6 million and $372.3 million, respectively.
Credit Facility and Term Loans. On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to $1.16 billion.We had $527.4 million and $835.8 million in Term Loans outstanding as of June 30, 2018 and December 31, 2017, respectively. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $225.0 million and $60.0 million as of June 30, 2018 and December 31, 2017, respectively. Our issued letters of credit under the Credit Facility totaled $3.2 million and $8.6 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the unused portion of our Credit Facility was $931.8 million and $1.19 billion, respectively.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2018, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2018 and December 31, 2017, our outstanding letters of credit and bank guarantees under these credit lines totaled $292.5 million and $272.0 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $500.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $446.8 million and $377.3 million, as of June 30, 2018 and December 31, 2017, respectively.

Short-Term Debt. As of June 30, 2018, our short-term debt of $33.7 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2017 to June 30, 2018.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2017 10-K Report.

Contractual Obligations

Derivative Obligations. As of June 30, 2018, our net derivative obligations were $110.6 million, principally due within one year.

Purchase Commitment Obligations. As of June 30, 2018, fixed purchase commitments under our derivative programs amounted to $207.8 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2018, we had issued letters of credit and bank guarantees totaling $295.7 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of June 30, 2018, see Notes to the Consolidated Financial Statements – Note 3. Derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2018.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2018 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2018 - 4/30/2018	—	$—	—	$100,000
5/1/2018 - 5/31/2018	29	22.83	—	100,000
6/1/2018 - 6/30/2018	—	—	—	100,000
Total	29	$22.83	—	$100,000
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2018, $100.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2018	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer